Form 10-K
period 2015-10-31
Hewlett Packard Enterprise Co
filed 2015-12-17
CIK 1645590

Use these links to rapidly review the document

ITEM 8. Financial Statements Table of Contents
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-37483

HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
3000 Hanover Street, Palo Alto, California	94304
(Address of principal executive offices)	(Zip code)
Registrant's telephone number, including area code: (650) 857-1501
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          As of April 30, 2015, the registrant's common stock was not publicly traded.

          The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of November 30, 2015 was 1,742,520,126 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2015 are incorporated by reference into Part III of this Report.	III

Hewlett Packard Enterprise Company

Form 10-K

For the Fiscal Year ended October 31, 2015

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the completed separation transaction and the future performance of the post-separation company, as well as the execution of restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the separation transaction and the execution, timing and results of any restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of Hewlett Packard Enterprise's business) and the anticipated benefits of the separation transaction and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of this report and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's other filings with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1. Business.

        We are a leading global provider of the cutting-edge technology solutions customers need to optimize their traditional Information Technology ("IT") while helping them build the secure, cloud-enabled, mobile-ready future that is uniquely suited to their needs. Our legacy dates back to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers.

        On November 1, 2015, HP Inc. (formerly known as "Hewlett-Packard Company" or "HP Co.") spun-off Hewlett Packard Enterprise Company ("we", "us", "our", "Hewlett Packard Enterprise", "HPE", or "the Company"), pursuant to a separation agreement (the "Separation and Distribution Agreement"). To effect the spin-off, HP Inc. distributed all of the shares of Hewlett Packard Enterprise common stock owned by HP Inc. to its shareholders on November 1, 2015. Holders of HP Inc. common stock received one share of Hewlett Packard Enterprise stock for every share of HP Inc. stock held as of the record date. As a result of the spin-off, we now operate as an independent, publicly traded company.

        We believe that we offer the most comprehensive portfolio of enterprise solutions in the IT industry. With an industry-leading position in servers, storage, networking, converged systems, software and services, combined with our customized financing solutions, we believe we are best equipped to deliver the right IT solutions to help drive optimal business outcomes for our customers.

Our Business Segments, Products and Services

        We organize our business into the following five segments:

  •
  Enterprise Group.  Our Enterprise Group ("EG") provides our customers with the cutting-edge technology infrastructure they need to optimize traditional IT while building a secure, cloud-enabled and mobile-ready future.

  •
  Software.  Our Software allows our customers to automate IT operations to simplify, accelerate and secure business processes and drives the analytics that turn raw data into actionable knowledge.

  •
  Enterprise Services.  Our Enterprise Services ("ES") brings all of our solutions together through our consulting and support professionals to deliver superior, comprehensive results for our customers.

  •
  Financial Services.  Financial Services ("FS") enables flexible IT consumption models, financial architectures and customized investment solutions for our customers.

  •
  Corporate Investments.  Corporate Investments includes Hewlett Packard Labs and certain business incubation projects, among others.

        A summary of our net revenue, earnings from operations and assets for our segments can be found in Note 2, "Segment Information", to our Combined and Consolidated Financial Statements. A discussion of certain factors potentially affecting our operations is set forth in "Risk Factors."

Enterprise Group

        EG provides a broad portfolio of enterprise technology solutions to address customer needs in building the foundation for the next generation of applications, web services and user experiences—which are only as rich, impactful and world-changing as the infrastructure platforms that they sit on. EG technology addresses a wide range of customer challenges, including supporting new types of applications, new approaches to IT operations, and new demands and uses for insight, and managing new threats and risks. EG technology also allows customers to capitalize on a wide range of trends and opportunities, from servicing new segments and buying behaviors to inventing new consumption models and creating new revenue streams. EG technology delivers customer outcomes through its innovative, industry leading portfolio across servers, storage, networking, management software, converged infrastructure solutions, and technology services. In today's rapidly changing technology landscape, customers face twin challenges when it comes to their infrastructure foundation: they must optimize their "traditional IT" to support existing applications, and they must simultaneously invest in "cloud-first, mobile-first" infrastructure that will support the next generation of applications, web services and user experiences. The EG portfolio delivers products and services across servers, storage and networking to reduce cost and continue high performance operations for traditional IT loads. For tomorrow's cloud-first, mobile-first workloads, the EG portfolio provides products and services across converged solutions engineered for the world's most important workloads in cloud, mobility, Infrastructure-as-a-Service, and big data; HPE OneView as the industry's only unified display software-defined infrastructure management solution; HPE Helion cloud portfolio delivering a broad offering of hybrid cloud solutions, cloud services and cloud software; and technology services to advise customers on the right path to transforming their enterprises for tomorrow's digital era.

        HPE Servers offers both Industry Standard Servers ("ISS") as well as Business Critical Systems ("BCS") to address the full array of our customers' compute needs. ISS provides a range of products from entry level servers, premium HPE ProLiant servers, and workload-specific servers for High Performance Computing, Big Data, and Hyperscale workloads. These servers typically run Windows, Linux and virtualization platforms from software providers including Microsoft Corporation ("Microsoft") and VMware, Inc. ("VMware") and open sourced software from other major vendors while leveraging x86 processors from Intel Corporation and Advanced Micro Devices. For the most Business-critical workloads, HPE delivers Integrity servers based on the Intel® Itanium® processor, HPE Integrity NonStop solutions and mission critical x86 HPE ProLiant servers.

        Storage.    Our storage offerings include platforms for enterprise and small- and medium-size business ("SMB") environments. Our flagship product is the 3PAR StoreServ Storage Platform, which is designed for virtualization, cloud and IT-as-a-service. Traditional Storage solutions include tape, storage networking and legacy external disk products such as EVA and XP. Converged Storage solutions include 3PAR StoreServ, StoreOnce and StoreVirtual products. These offerings enable our customers to optimize their existing storage systems, build new virtualization solutions and facilitate their transition to cloud computing.

        Networking.    Our networking offerings include switches, routers, wireless local area network ("WLAN") and network management products that deliver open, scalable, secure, agile and consistent solutions that span the data center, campus and branch environments and deliver software-defined networking and unified communications capabilities. Our unified wired and wireless networking offerings include WLAN access points, controllers and switches. Our networking solutions are based on our FlexNetwork architecture, which is designed to enable simplified server virtualization, unified communications and business application delivery for the enterprise. Software-defined networking provides an end-to-end solution to automate the network from data center to campus and branch.

        Technology Services.    Technology Services provides Support and Consulting services. Support services offerings span various levels of customer support needs and include: HPE Foundation Care, our portfolio of reactive hardware and software support services; HPE Proactive Care which combines remote support technology for real-time monitoring with rapid access to our technical experts; HPE Datacenter Care, comprehensive, flexible end-to-end support that enables customers to build, operate or consume IT in private or hybrid cloud environments; and Lifecycle Event services, which are event based services, offering our technology expertise and advice for each phase of the technology life cycle.

These services are available in the form of service contracts, pre-packaged offerings (HPE Care Pack services) or on a customized basis. Consulting services are focused on cloud mobility and big data and provide IT organizations with advice, design, implementation, migration and optimization of EG's platforms: servers, storage, networking and converged infrastructure.

Software

        Our Software portfolio provides big data analytics and applications, enterprise security, application testing and delivery management and IT operations management solutions for businesses and other enterprises of all sizes. Our Software offerings include licenses, support, professional services and software-as-a-service ("SaaS"). Our global business capabilities within Software are described below.

        Big Data.    Our Big Data group provides a full suite of software designed to help organizations capture, store, explore, analyze, protect and share information and insights within and outside their organizations to improve business outcomes, while also enabling them to manage risks and meet legal obligations. Our Big Data suite includes HPE Vertica, the leading analytics database technology for machine, structured and semi-structured data; HPE IDOL, a unique analytics tool for human information; as well as solutions for archiving, data protection, eDiscovery, information governance and enterprise content management.

        Our big data platform, HPE Haven, brings these unique assets together for processing and understanding machine and sensor data, business data and unstructured human information. A growing ecosystem of customers, partners and developers use this platform to build big-data driven analytic applications. Our Software segment also leverages HPE Haven's unique analytic assets to deliver purpose-built solutions for a variety of markets, including application testing and delivery, big data analytics and applications, IT operations management and enterprise security. These solutions are designed for businesses and enterprises of all sizes, and are available via on-premise, as well as via SaaS and hybrid delivery models. Software's HPE Haven big data platform and purpose-built applications are augmented by our support and professional services offerings in order to provide an end-to-end solution to customers.

        Application Delivery Management.    Our Application Delivery Management group provides software that enables organizations to deliver high-performance applications, accelerating the application delivery life cycle and automating the testing processes to ensure the quality and scalability of desktop, web, mobile and cloud-based applications.

        Enterprise Security.    Our Enterprise Security software is designed to disrupt fraud, hackers and cyber criminals by testing and scanning software and websites for security vulnerabilities, improving network defenses and security, implementing security controls, safeguarding data at rest, in motion and in use (regardless of where software and data reside) and providing security intelligent, analytics, and information management to identify threats and manage risk.

        IT Operations Management.    Our IT Operations Management group provides the software required to automate routine IT tasks and to pinpoint IT problems as they occur, helping enterprises to reduce operational costs and improve the reliability of applications running in a traditional, cloud or hybrid environment.

Enterprise Services

        ES provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains in traditional and Strategic Enterprise Service offerings which includes analytics and data management, security and cloud services. ES leverages our investments in our consulting and support professionals, infrastructure technology, applications, standardized methodologies and global supply and delivery capabilities. ES also creates opportunities for us to market additional hardware and software by offering solutions that leverage our other products and services in order to meet our clients' needs.

        Infrastructure Technology Outsourcing.    Our Infrastructure Technology Outsourcing group delivers comprehensive services that streamline and help optimize our clients' technology infrastructure to efficiently enhance performance, reduce costs, mitigate risk and enable business optimization. These services encompass the management of data centers, IT security, cloud computing, workplace technology, networks, unified communications and enterprise service management. We also offer a set of managed services that provide a cross-section of our broader infrastructure services for smaller, discrete engagements.

        Application and Business Services.    Our Application and Business Services portfolio helps our clients develop, revitalize and manage their applications and information assets. Our complete application life cycle approach encompasses application development, testing, modernization, system integration, maintenance and management for both packaged and custom-built applications and cloud offerings. Our Application and Business Services portfolio also includes intellectual property-based industry solutions, along with technologies and related services, all of which help our clients better manage their critical industry processes for customer relationship management, finance and administration, human resources, payroll and document processing.

Financial Services

        FS provides flexible investment solutions for our customers—such as leasing, financing, IT consumption and utility programs—and asset management services that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software and services from us and others. In order to provide flexible services and capabilities that support the entire IT life cycle, FS partners with our customers globally to help build investment strategies that enhance their business agility and support their business transformation. FS offers a wide selection of investment solution capabilities for large enterprise customers and channel partners, along with an array of financial options to SMBs and educational and governmental entities.

Corporate Investments

        Corporate Investments includes Hewlett Packard Labs and certain business incubation projects among others.

Our Strengths

        We believe that we possess a number of competitive advantages that distinguish us from our competitors, including:

        Broad and deep end-to-end solutions portfolio.    We combine our infrastructure, software and services capabilities to provide what we believe is the broadest and deepest portfolio of end-to-end enterprise solutions in the IT industry. Our ability to deliver a wide range of high-quality products and high-value consulting and support services in a single package is one of our principal differentiators.

        Multiyear innovation roadmap.    We have been in the technology and innovation business for over 75 years. Our vast intellectual property portfolio and global research and development capabilities are part of a broader innovation roadmap designed to help organizations of all sizes journey from traditional technology platforms to the IT systems of the future—what we call the new style of IT—which we believe will be characterized by the increasing and interrelated prominence of cloud computing, big data, enterprise security, applications and mobility.

        Global distribution and partner ecosystem.    We are experts in delivering innovative technological solutions to our customers in complex multi-country, multi-vendor and/or multi-language environments. We have one of the largest go-to-market capabilities in our industry, including a large ecosystem of channel partners, which enables us to market and deliver our product offerings to customers located virtually anywhere in the world.

        Custom financial solutions.    We have developed innovative financing solutions to facilitate the delivery of our products and services to our customers. We deliver flexible investment solutions and expertise that help customers and other partners create unique technology deployments based on specific business needs.

        Experienced leadership team with track record of successful performance.    Our management team has an extensive track record of performance and execution. We are led by our Chief Executive Officer Margaret C. Whitman, who has proven experience in developing transformative business models, building global brands and driving sustained growth and expansion in the technology industry, including from her leadership of HP Co. for four years prior to the separation and her previous ten years as Chief Executive Officer of eBay Inc. Our senior management team has over 100 collective years of experience in our industry and possesses extensive knowledge of and experience in the enterprise IT business and the markets in which we compete. Moreover, we have a deep bench of management and technology talent that we believe provides us with an unparalleled pipeline of future leaders and innovators.

Our Strategies

        Disruptive change is all around us, and we are living in an idea economy where the ability to turn an idea into a new product or a new industry is more accessible than ever. This environment requires a new style of business, underpinned by a new style of IT. Cloud, mobile, big data and analytics provide the tools enterprises need to significantly reduce the time to market for any good idea. Hewlett Packard Enterprise's strategy is to enable customers to win in the idea economy by slashing the time it takes to turn an idea into value.

        We make IT environments more efficient, more productive and more secure, enabling fast, flexible responses to a rapidly changing competitive landscape. We enable organizations to act quickly on ideas by creating, consuming and reconfiguring new solutions, experiences and business models, and deliver infrastructure that is built from components that can be composed and recomposed easily and quickly to meet the shifting demands of business applications.

        Every IT journey is unique, but every customer is looking to minimize the time between initial idea and realized value. While some customers are looking for solutions that let them take the next step on this journey, the majority of customers are at the beginning of this journey and are looking for solutions that can help them take their first steps. Hewlett Packard Enterprise will leverage our leadership position in our traditional markets to lead the transition to this new style of business.

        Specifically, we are focused on delivering solutions to help customers transform four critical areas that matter most to their business.

        Transform to a hybrid infrastructure.    Infrastructure matters more than ever today, but customers need a new kind of infrastructure. We help customers build an on-demand infrastructure and operational foundation for all of the applications that power the enterprise. With our cloud expertise, combined with our portfolio of traditional IT infrastructure and services, we are able to provide customized and seamless IT solutions for customers of all sizes and at all levels of technological sophistication. We are able to optimize our customers' applications regardless of form—traditional, mobile, in the cloud or in the data center.

        Protect the digital enterprise.    The threat landscape is wider and more diverse today than ever before. We offer complete risk management solutions, ranging from protection against security threats to data back-up and recovery, that help our customers protect themselves and their data in an increasingly volatile cybersecurity landscape. Our products and services are informed by our decades of IT security experience and enable customers to predict and disrupt threats, manage risk and compliance, and extend their internal security team.

        Empower the data-driven organization.    We provide open-source solutions that allow customers to use 100% of their data, including business data, human data and machine data, to generate real-time, actionable insights. The result is better and faster decision making.

        Enable workplace productivity.    We help customers deliver rich digital and mobile experiences to their customers, employees and partners. We offer an end-to-end mobility portfolio, from cloud infrastructure to customer-facing applications. Our infrastructure offerings leverage our cloud and security expertise to provide the backbone for secure mobile networks. Our integrated software offerings leverage our application expertise to provide intuitive interfaces for end-users. We also leverage our big data expertise to enable our customers to gain insight into the mobile user experience by monitoring and analyzing customer experience analytics.

Sales, Marketing and Distribution

        We manage our business and report our financial results based on the segments described above. Our customers are organized by commercial and large enterprise groups, including business and public sector enterprises, and purchases of our products, solutions and services may be fulfilled directly by us or indirectly through a variety of partners, including:

  •
  resellers that sell our products and services, frequently with their own value-added products or services, to targeted customer groups;

  •
  distribution partners that supply our solutions to resellers;

  •
  OEMs that integrate our products and services with their own products and services, and sell the integrated solution;

  •
  independent software vendors that provide their clients with specialized software products and often assist us in selling our products and services to clients purchasing their products;

  •
  systems integrators that provide expertise in designing and implementing custom IT solutions and often partner with us to extend their expertise or influence the sale of our products and services; and

  •
  advisory firms that provide various levels of management and IT consulting, including some systems integration work, and typically partner with us on client solutions that require our unique products and services.

        The mix of our business conducted by direct sales or channel differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing and distribution efforts accordingly. We are focused on driving the depth and breadth of our coverage, in addition to identifying efficiencies and productivity gains, in both our direct and indirect businesses. While each of our business segments manages the execution of its own go-to-market and distribution strategy, our business segments also collaborate to ensure strategic and process alignment where appropriate. For example, we typically assign an account manager, generally from EG or ES, to manage relationships across our business with large enterprise customers. The account manager is supported by a team of specialists with product and services expertise. For other customers and for consumers, our business segments collaborate to manage relationships with commercial resellers targeting SMBs where appropriate.

Manufacturing and Materials

        We utilize a significant number of outsourced manufacturers around the world to manufacture products that we design. The use of outsourced manufacturers is intended to generate cost efficiencies and reduce time to market for our products as well as maintain flexibility in our supply chain and manufacturing processes. In some circumstances, third-party OEMs produce products that we purchase and resell under our brand. In addition to our use of outsourced manufacturers, we currently manufacture a limited number of finished products from components and subassemblies that we acquire from a wide range of vendors.

        We utilize two primary methods of fulfilling demand for products: building products to order and configuring products to order. We build products to order to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Alternatively, configuring products to order enables units to match a customer's particular hardware and software customization requirements. Our inventory management and distribution practices in both building products to order and configuring products to order seek to minimize inventory holding periods by taking delivery of the inventory and manufacturing shortly before the sale or distribution of products to our customers.

        We purchase materials, supplies and product subassemblies from a substantial number of vendors. For most of our products, we have existing alternate sources of supply or such alternate sources of supply are readily available. However, we do rely on sole sources for certain customized parts (although some of these sources have operations in multiple locations in the event of a disruption). We are dependent upon Intel and AMD as suppliers of x86 processors; however, we believe that disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors.

        Like other participants in the IT industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. From time to time, we may experience significant price volatility or supply constraints for certain components that are not available from multiple sources or where our suppliers are geographically concentrated. When necessary, we are often able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on our gross margin but does not generally disrupt production. We also may acquire component inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. See "Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers properly."

International

        Our products and services are available worldwide. We believe this geographic diversity allows us to meet demand on a worldwide basis for our customers, draws on business and technical expertise from a worldwide workforce, provides stability to our operations, provides revenue streams that may offset geographic economic trends and offers us an opportunity to access new markets for maturing products. In addition, we believe that our future growth is dependent in part on our ability to develop products and sales models that target developing countries. In this regard, we believe that our broad geographic presence gives us a solid base on which to build such future growth.

        A summary of our domestic and international results is set forth in Note 2, "Segment Information", to the Combined and Consolidated Financial Statements. Approximately 61% of our overall net revenue in fiscal 2015 came from outside the United States.

        For a discussion of certain risks attendant to our international operations, see "Risk Factors—Due to the international nature of our business, political or economic changes or other factors could harm our business and financial performance," "—Recent global, regional and local economic weakness and uncertainty could adversely affect our business and financial performance," "—We are exposed to fluctuations in foreign currency exchange rates" in Item 1A, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A and Note 12, "Financial Instruments", to our Combined and Consolidated Financial Statements, which are incorporated herein by reference.

Research and Development

        Innovation is a key element of our culture and critical to our success. Our research and development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and desires and emerging technological trends. Our efforts also are focused on identifying the areas where we believe we can make a unique contribution and where partnering with other leading technology companies will leverage our cost structure and maximize our customers' experiences.

        Hewlett Packard Labs, together with the various research and development groups within our business segments, is responsible for our research and development efforts. Hewlett Packard Labs is part of our Corporate Investments segment.

        Expenditures for research and development were $2.3 billion in fiscal 2015, $2.2 billion in fiscal 2014 and $2.0 billion in fiscal 2013. We anticipate that we will continue to have significant research and development expenditures in the future to support the design and development of innovative, high-quality products, services and solutions to maintain and enhance our competitive position. For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot successfully execute our go-to-market strategy and continue to develop, manufacture and market innovative products, services and solutions, our business and financial performance may suffer."

Patents

        Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At present, our worldwide patent portfolio includes approximately 15,000 patents (including approximately 2,500 patents attributable to H3C).

        Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents across our patent portfolio vary. We believe that our patents and patent applications are important for maintaining the competitive differentiation of our products and services, enhancing our freedom of action to sell our products and services in markets in which we choose to participate, and maximizing our return on research and development investments. No single patent is in itself essential to our company as a whole or to any of our business segments.

        In addition to developing our patent portfolio, we license intellectual property from third parties as we deem appropriate. We have also granted and continue to grant to others licenses, and other rights, under our patents when we consider these arrangements to be in our interest. These license arrangements include a number of cross-licenses with third parties.

        For a discussion of risks attendant to intellectual property rights, see "Risk Factors—Our financial performance may suffer if we cannot continue to develop, license or enforce the intellectual property rights on which our businesses depend" and "—Our products and services depend in part on intellectual property and technology licensed from third parties."

Backlog

        We believe that our backlog is not a meaningful indicator of our future business prospects due to our diverse product and service portfolio, including the large volume of products delivered from finished goods or channel partner inventories and the shortening of product life cycles. Therefore, we believe that backlog information is not material to an understanding of our overall business.

Seasonality

        General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products, services and solutions experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, European sales are often weaker in the summer months. See "Risk Factors—Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable."

Competition

        We have a broad technology portfolio of enterprise IT infrastructure products and solutions, multi-vendor customer services and IT management software and solutions. We believe we are the leader or among the leaders in each of our business segments. Nevertheless, we encounter strong competition in all areas of our business. We compete primarily on the basis of technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support, security and the availability of our application software and IT infrastructure offerings.

        The markets for each of our business segments are characterized by strong competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Most product life cycles are relatively short, and to remain competitive we must develop new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors listed above, among others. In addition, we compete with many of our current and potential partners, including OEMs that design, manufacture and market their products under their own brand names. Our successful management of these competitive partner relationships is critical to our future success. Moreover, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive.

        The competitive environments in which each segment operates are described below:

        Enterprise Group.    EG operates in the highly competitive enterprise technology infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors include technology vendors such as International Business Machines Corporation ("IBM"), Dell Inc. ("Dell"), EMC Corporation ("EMC"), Cisco Systems, Inc. ("Cisco"), Lenovo Group Ltd., Oracle Corporation ("Oracle"), Fujitsu Limited ("Fujitsu"), Inspur Co., Ltd., Huawei Technologies Co. Ltd., NetApp, Inc., Hitachi Ltd., Juniper Networks, Inc., Arista Networks, Inc., Extreme Networks, Inc., Brocade Communications Systems, Inc., VMware, Microsoft, Google Inc., Rackspace Inc. and Amazon.com, Inc. ("Amazon"). In certain regions, we also experience competition from local companies and from generically branded or "white-box" manufacturers. Our strategy is to deliver superior products, high-value technology support services and differentiated integrated solutions that combine our infrastructure, software and services capabilities. Our competitive advantages include our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.

        Enterprise Services.    ES competes in the IT services, consulting and integration, infrastructure technology outsourcing, business process outsourcing and application services markets. Our primary competitors include IBM Global Services, Computer Sciences Corporation, systems integration firms such as Accenture plc and offshore companies such as Fujitsu and India-based competitors Wipro Limited, Infosys Limited and Tata Consultancy Services Ltd. We also compete with other traditional hardware providers, such as Dell, which are increasingly offering services to support their products, new players in emerging areas like cloud such as Amazon, and smaller local players. Many of our competitors offer a wide range of global services, and some of our competitors enjoy significant brand recognition. ES teams with many companies to offer services, and those arrangements allow us to extend our reach and augment our capabilities. Our competitive advantages include our deep technology expertise, especially in complex multi-country, multi-vendor and/or multi-language environments, our differentiated intellectual property, our strong track record of collaboration with clients and partners, and the combination of our expertise in infrastructure management with skilled global resources on platforms from SAP AG ("SAP"), Oracle and Microsoft, among others.

        Software.    The markets in which our Software segment operates are characterized by rapidly changing customer requirements and technologies. We design and develop enterprise IT management software in competition with IBM, CA Technologies, Inc., VMware, BMC Software, Inc. and others. Our big data solutions, which include data analytics and information governance offerings incorporating both structured and unstructured data, compete with products from companies like Adobe Systems Inc., IBM, EMC, Open Text Corporation, Oracle and Symantec Corporation. We also deliver enterprise security/risk intelligence solutions that compete with products from EMC, IBM, Cisco and Intel. As customers are becoming increasingly comfortable with newer delivery mechanisms such as SaaS, we are facing competition from smaller, less traditional competitors, particularly for customers with smaller IT organizations. Our differentiation lies in the breadth and depth of our software and services portfolio, our collaboration with EG and ES to provide comprehensive IT solutions and the scope of our market coverage.

        Hewlett Packard Financial Services.    In our financing business, our competitors are captive financing companies, mainly IBM Global Financing, as well as banks and other financial institutions. We believe our competitive advantage over banks and other financial institutions in our financing business is our ability to deliver flexible investment solutions and expertise that help customers and other partners create unique technology deployments based on specific business needs.

        For a discussion of certain risks attendant to these competitive environments, see "Risk Factors—We operate in an intensely competitive industry and competitive pressures could harm our business and financial performance."

Environment

        Our operations are subject to regulation under various federal, state, local and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the clean-up of contaminated sites. We could incur substantial costs, including clean-up costs, fines and civil or criminal sanctions, and third-party damage or personal injury claims, if we were to violate or become liable under environmental laws.

        Many of our products are subject to various federal, state, local and foreign laws governing chemical substances in products and their safe use, including laws restricting the presence of certain substances in electronics products and in some cases laws regulating the manufacture and distribution of chemical substances. Some of our products and services also are, or may in the future be, subject to requirements applicable to their energy consumption. In addition, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, and their energy efficiency, including requirements relating to climate change. We are also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including servers and networking equipment, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). In the event our products become non-compliant with these laws, our products could be restricted from entering certain jurisdictions and we could face other sanctions, including fines.

        Our operations, services and ultimately our products are expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties relating to climate change. As these laws, regulations, treaties and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. However, we believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry and business groups and governments to find and promote ways that our technology can be used to address climate change and to facilitate compliance with related laws, regulations and treaties.

        We are committed to maintaining compliance with all environmental laws applicable to our operations, products and services and to reducing our environmental impact across all aspects of our business. We meet this commitment with a comprehensive environmental, health and safety policy, strict environmental management of our operations and worldwide environmental programs and services.

        Environmental costs and accruals are presently not material to our operations, cash flows or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse effect on our operations, cash flows or financial condition, we do not currently anticipate material capital expenditures for environmental control facilities.

Employees

        We had approximately 240,000 employees as of October 31, 2015.

Additional Information

        Microsoft® and Windows® are U.S.-registered trademarks of Microsoft Corporation. Intel®, Itanium®, Intel® AtomTM, and Intel® Itanium® are trademarks of Intel Corporation in the United States and other countries. AMD is a trademark of Advanced Micro Devices, Inc. ARM® is a registered trademark of ARM Limited. UNIX® is a registered trademark of The Open Group.

Executive Officers

        The following are our current executive officers:

Margaret C. Whitman; age 59; President and Chief Executive Officer

        Ms. Whitman has served as President and Chief Executive Officer of Hewlett Packard Enterprise since November 2015. Prior to that, Ms. Whitman served as President, Chief Executive Officer, and Chairman of HP Co. from July 2014 to November 2015 and President and Chief Executive Officer of HP Co. from September 2011 to November 2015. From March 2011 to September 2011, Ms. Whitman served as a part-time strategic advisor to Kleiner Perkins Caufield & Byers, a private equity firm. Previously, Ms. Whitman served as President and Chief Executive Officer of eBay Inc., an online marketplace, from 1998 to 2008. Ms. Whitman also serves as a director of The Procter & Gamble Company, a consumer goods company, and of HP Inc. and is a former director of Zipcar, Inc., a car sharing service.

Henry Gomez; age 52; Executive Vice President, Chief Marketing and Communications Officer

        Mr. Gomez has served as Executive Vice President and Chief Marketing and Communications Officer of Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Gomez performed a similar role at HP Co. from August 2013 to November 2015. Previously, he served as Chief

Communications Officer and Executive Vice President of HP Co. from January 2012 to July 2013. Prior to that, he ran HSG Communications, a consulting business that he founded in September 2008. He also served on the leadership team of Ms. Whitman's gubernatorial campaign from February 2009 to November 2010. From September 2011 to September 2013 he served as a director of BJ's Restaurants, Inc., a food service company.

Christopher P. Hsu; age 45; Executive Vice President and Chief Operating Officer

        Mr. Hsu has served as Executive Vice President and Chief Operating Officer for Hewlett Packard Enterprise since November 2015. Prior to that, he served as Senior Vice President, Organizational Performance and Hewlett Packard Enterprise Separation Leader at HP Co. from May 2014 to November 2015. Prior to joining HP Co., he served as Managing Director at Kohlberg Kravis Roberts ("KKR"), an investment firm, from December 2013 to May 2014 and as Director of KKR Capstone, a consulting firm, from November 2008 to December 2013.

Kirt P. Karros; age 46; Senior Vice President, Finance and Treasurer

        Mr. Karros has served as Senior Vice President, Finance and Treasurer at Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Karros performed a similar role at HP Co. from May 2015 to November 2015. Previously, Mr. Karros served as a Principal and Managing Director of Research for Relational Investors LLC, an investment fund, from 2001 to May 2015. Mr. Karros served as a director of PMC-Sierra, a semiconductor company, from August 2013 to May 2015.

Alan May; age 57; Executive Vice President, Human Resources

        Mr. May has served as Executive Vice President, Human Resources at Hewlett Packard Enterprise since June 2015. Before joining Hewlett Packard Enterprise, Mr. May served as Vice President, Human Resources at Boeing Commercial Aircraft, a division of The Boeing Company, from April 2013 to June 2015. Previously, Mr. May served as Vice President of Human Resources for Boeing Defense, Space and Security at Boeing from April 2011 to June 2015 and as Vice President, of Compensation, Benefits and Strategy at Boeing from August 2007 to April 2011.

Michael G. Nefkens; age 46; Executive Vice President and General Manager, Enterprise Services

        Mr. Nefkens has served as Executive Vice President and General Manager, Enterprise Services at Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Nefkens performed a similar role at HP Co. from December 2012 to November 2015, having been appointed to the role in an acting capacity in August 2012. Previously, Mr. Nefkens served as Senior Vice President and General Manager of Enterprise Services in the EMEA region at HP Co. from November 2009 to August 2012. He also serves as a director of Riverbed Technology, Inc., a software company.

Antonio Neri; age 48; Executive Vice President and General Manager, Enterprise Group

        Mr. Neri has served as Executive Vice President and General Manager, Enterprise Group at Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Neri served as Senior Vice President and General Manager, Enterprise Group at HP Co. from October 2014 to November 2015. Previously, he served as Senior Vice President and General Manager of the HP Servers business from September 2013 to October 2014 and concurrently as Senior Vice President and General Manager of the HP Networking business unit from May 2014 to October 2014. Prior to that, Mr. Neri served as Senior Vice President and General Manager of the HP Technology Services business unit from August 2011 to September 2013 and as Senior Vice President, Customer Services for the HP Personal Systems Group from 1995 until August 2011. From March 2012 to February 2013, Mr. Neri served as a director of MphasiS Limited, a technology company.

Jeff T. Ricci; age 54; Senior Vice President, Controller and Principal Accounting Officer

        Mr. Ricci has served as Senior Vice President, Controller and Principal Accounting Officer at Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Ricci performed a similar role at HP Co. from April 2014 to November 2015. Previously, Mr. Ricci served as Controller and Principal Accounting Officer at HP Co. on an interim basis from November 2013 to April 2014. Prior to that, Mr. Ricci served as Vice President of Finance for HP Co.'s Technology and Operations organization from May 2012 to November 2013. Mr. Ricci served as HP Co.'s Vice President of Finance for Global Accounts and HP Financial Services from March 2011 to May 2012 and Vice President of Finance for HP Software from March 2009 to March 2011.

John F. Schultz; age 51; Executive Vice President, General Counsel and Secretary

        Mr. Schultz has served as Executive Vice President, General Counsel and Secretary of Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Schultz performed a similar role at HP Co. from April 2012 to November 2015. Previously, he served as Deputy General Counsel for Litigation, Investigations and Global Functions at HP Co. from September 2008 to April 2012. From March 2005 to September 2008, Mr. Schultz was a partner in the litigation practice at Morgan, Lewis & Bockius LLP, a law firm, where, among other clients, he supported HP Co. as external counsel on a variety of litigation and regulatory matters.

Timothy C. Stonesifer; age 48; Executive Vice President and Chief Financial Officer

        Mr. Stonesifer has served as Executive Vice President and Chief Financial Officer at Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Stonesifer acted as Senior Vice President and Chief Financial Officer, Enterprise Group at HP Co. from February 2014 to November 2015. Before joining HP Co., he served as Chief Financial Officer of General Motors International Operations, an automotive company, from May 2011 to January 2014. Previously, he served as Chief Financial Officer of Alegco Scotsman, a storage company, from June 2010 to May 2011. Prior to that, Mr. Stonesifer served as Chief Financial Officer of Sabic Innovative Plastics (formerly GE Plastics) from August 2007 to June 2010 after having served in various other positions at General Electric since joining the company in 1989.

Robert Youngjohns; age 64; Executive Vice President and General Manager, HPE Software

        Mr. Youngjohns has served as Executive Vice President and General Manager, HPE Software since November 2015. Prior to that, Mr. Youngjohns performed a similar role at HP Co. from May 2014 to November 2015. Previously, Mr. Youngjohns served as Senior Vice President and General Manager of the HP Autonomy/Information Management business unit within HP Software from September 2012 to May 2014. Prior to joining HP Co., he was President of North America at Microsoft Corporation, a software company, from September 2007 to September 2012.

Available Information

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://investors.hpe.com, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission. Hewlett Packard Enterprise's Corporate Governance Guidelines, Board of Directors' committee charters (including the charters of the Audit Committee, Finance and Investment Committee, HR and Compensation Committee, Technology Committee, and Nominating, Governance and Social Responsibility Committee) and code of ethics entitled "Standards of Business Conduct" are also available at that same location on our website. Stockholders may request free copies of these documents from:

Hewlett Packard Enterprise Company
Attention: Investor Relations
3000 Hanover Street
Palo Alto, CA 94304
http://investors.hpe.com/financial/requested-printed-reports

ITEM 1A. Risk Factors.

        You should carefully consider the following risks and other information in this Form 10-K in evaluating Hewlett Packard Enterprise and its common stock. Any of the following risks could materially and adversely affect our results of operations or financial condition. The following risk factors should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Combined and Consolidated Financial Statements and related notes in Part II, Item 8, "Financial Statements and Supplemental Data" of this Form 10-K.

Risks Related to Our Business

If we are unsuccessful at addressing our business challenges, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.

        We are in the process of addressing many challenges facing our business. One set of challenges relates to dynamic and accelerating market trends, such as the market shift to cloud-related IT infrastructure, software and services, and the growth in software-as-a-service ("SaaS") business models. Certain of our legacy hardware businesses face challenges as customers migrate to cloud-based offerings and reduce their purchases of hardware products. Additionally, our legacy software business derives a large portion of its revenues from upfront license sales, some of which over time can be expected to shift to SaaS. A second set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions; our business-specific competitors are exerting increased competitive pressure in targeted areas and are entering new markets; our emerging competitors are introducing new technologies and business models; and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution. For example, we may fail to develop innovative products and services, maintain the manufacturing quality of our products, manage our distribution network or successfully market new products and services, any of which could adversely affect our business and financial condition.

        In addition, we are facing a series of significant macroeconomic challenges, including weakness across many geographic regions, particularly in the United States, Central and Eastern Europe and Russia, and certain countries in Asia. We may experience delays in the anticipated timing of activities related to our efforts to address these challenges and higher than expected or unanticipated execution costs. In addition, we are vulnerable to increased risks associated with our efforts to address these challenges given our large and diverse portfolio of businesses, the broad range of geographic regions in which we and our customers and partners operate, and the ongoing integration of acquired businesses. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

We operate in an intensely competitive industry and competitive pressures could harm our business and financial performance.

        We encounter aggressive competition from numerous and varied competitors in all areas of our business, and our competitors have targeted and are expected to continue targeting our key market segments. We compete primarily on the basis of our technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support, security, and the availability of our application software and IT infrastructure offerings. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, our results of operations and business prospects could be harmed.

        We have a large portfolio of products and services and must allocate our financial, personnel and other resources across all of our products and services while competing with companies that have smaller portfolios or specialize in one or more of our product or service lines. As a result, we may invest less in certain areas of our business than our competitors do, and our competitors may have greater financial, technical and marketing resources available to them compared to the resources allocated to our products and services that compete against their products and services. Industry consolidation may also affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate. Additionally, our competitors may affect our business by entering into exclusive arrangements with our existing or potential customers or suppliers.

        Companies with whom we have alliances in certain areas may be or become our competitors in other areas. In addition, companies with whom we have alliances also may acquire or form alliances with our competitors, which could reduce their business with us. If we are unable to effectively manage these complicated relationships with alliance partners, our business and results of operations could be adversely affected.

        We face aggressive price competition and may have to continue lowering the prices of many of our products and services to stay competitive, while simultaneously seeking to maintain or improve our revenue and gross margin. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete, or who can obtain better pricing, more favorable contractual terms and conditions or more favorable allocations of products and components during periods of limited supply may be able to offer lower prices than we are able to offer. Our cash flows, results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.

        Because our business model is based on providing innovative and high-quality products, we may spend a proportionately greater amount of our revenues on research and development than some of our competitors. If we cannot proportionately decrease our cost structure (apart from research and development expenses) on a timely basis in response to competitive price pressures, our gross margin and, therefore, our profitability could be adversely affected. In addition, if our pricing and other facets of our offerings are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our financial performance and business prospects.

        Even if we are able to maintain or increase market share for a particular product, its financial performance could decline because the product is in a maturing industry or market segment or contains technology that is becoming obsolete. For example, our Storage business unit is experiencing the effects of a market transition towards converged products and solutions, which has led to a decline in demand for our traditional storage products. In addition, the performance of our Business Critical Systems business unit has been affected by the decline in demand for UNIX servers and concerns about the development of new versions of software to support our Itanium-based products. Financial performance could decline due to increased competition from other types of products. For example, the development of cloud-based solutions has reduced demand for some of our existing hardware products.

If we cannot successfully execute our go-to-market strategy and continue to develop, manufacture and market innovative products, services and solutions, our business and financial performance may suffer.

        Our long-term strategy is focused on leveraging our existing portfolio of hardware, software and services as we adapt to a new hybrid model of IT delivery and consumption driven by the growing adoption of cloud computing and increased demand for integrated IT solutions. To successfully execute this strategy, we must continue to pivot toward the delivery of integrated IT solutions and continue to invest and expand in cloud computing, enterprise security, big data, applications and mobility. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas, could adversely affect our business, results of operations and financial condition.

        The process of developing new high-technology products, software, services and solutions and enhancing existing hardware and software products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share, results of operations and financial condition. For example, as the transition to an environment characterized by cloud-based computing and software being delivered as a service progresses, we must continue to successfully develop and deploy cloud-based solutions for our customers. We must make long-term investments, develop or obtain and protect appropriate intellectual property, and commit significant research and development and other resources before knowing whether our predictions will accurately reflect customer demand for our products, services and solutions. Any failure to accurately predict technological and business trends, control research and development costs or execute our innovation strategy could harm our business and financial performance. Our research and development initiatives may not be successful in whole or in part, including research and development projects which we have prioritized with respect to funding and/or personnel.

        After we develop a product, we must be able to manufacture appropriate volumes quickly while also managing costs and preserving margins. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so within a given product's life cycle or at all. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position.

        For example, our success in our software segment is dependent on our ability to address the market shift to SaaS and other go-to-market execution challenges. To be successful in addressing these challenges, we must improve our go-to-market execution with multiple product delivery models, which better address customer needs and achieve broader integration across our overall product portfolio as we work to capitalize on important market opportunities in cloud computing, big data, enterprise security, applications and mobility. Improvements in SaaS delivery, however, do not guarantee that we will achieve increased revenue or profitability. SaaS solutions often have lower margins than other software solutions throughout the subscription period and customers may elect to not renew their subscriptions upon expiration of their agreements with us.

If we cannot continue to produce quality products and services, our reputation, business and financial performance may suffer.

        In the course of conducting our business, we must adequately address quality issues associated with our products, services and solutions, including defects in our engineering, design and manufacturing processes and unsatisfactory performance under service contracts, as well as defects in third-party components included in our products and unsatisfactory performance or even malicious acts by third-party contractors or subcontractors or their employees. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to develop and implement appropriate solutions. However, the products, services and solutions that we offer are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errors, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch") to address quality issues with our products, we may delay shipment to customers, which could delay revenue recognition and receipt of customer payments and could adversely affect our revenue, cash flows and profitability. In addition, after products are delivered, quality issues may require us to repair or replace such products. Addressing quality issues can be expensive and may result in additional warranty, repair, replacement and other costs, adversely affecting our financial performance. If new or existing customers have difficulty operating our products or are dissatisfied with our services or solutions, our results of operations could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect our results of operations.

If we fail to manage the distribution of our products and services properly, our business and financial performance could suffer.

        We use a variety of distribution methods to sell our products and services around the world, including third-party resellers and distributors and both direct and indirect sales to enterprise accounts and consumers. Successfully managing the interaction of our direct and indirect channel efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore our profitability.

        Our financial results could be materially adversely affected due to distribution channel conflicts or if the financial conditions of our channel partners were to weaken. Our results of operations may be adversely affected by any conflicts that might arise between our various distribution channels or the loss or deterioration of any alliance or distribution arrangement. Moreover, some of our wholesale distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends. Many of our significant distributors operate on narrow margins and have been negatively affected by business pressures in the past. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution channel partners. Revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors' financial conditions, abilities to borrow funds in the credit markets or operations weaken.

        Our inventory management is complex, as we continue to sell a significant mix of products through distributors. We must manage both owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing challenges. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods may reduce our visibility into demand and pricing trends and issues, and therefore make forecasting more difficult. If we have excess or obsolete inventory, we may have to reduce our prices and write down inventory. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. We also may have limited ability to estimate future product rebate redemptions in order to price our products effectively.

Recent global, regional and local economic weakness and uncertainty could adversely affect our business and financial performance.

        Our business and financial performance depend significantly on worldwide economic conditions and the demand for technology hardware, software and services in the markets in which we compete. Recent economic weakness and uncertainty in various markets throughout the world have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and in increased expenses and difficulty in managing inventory levels. For example, we are continuing to experience macroeconomic weakness across many geographic regions, particularly in the Europe, the Middle East and Africa region, China and certain other high-growth markets. Ongoing U.S. federal government spending limits may continue to reduce demand for our products, services and solutions from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products, services and solutions. Economic weakness and uncertainty may adversely affect demand for our products, services and solutions, may result in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges, and may make it more difficult for us to make accurate forecasts of revenue, gross margin, cash flows and expenses.

        Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Poor financial performance of asset markets combined with lower interest rates and the adverse effects of fluctuating currency exchange rates could lead to higher pension and post-retirement benefit expenses. Interest and other expenses could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, costs of hedging activities and the fair value of derivative instruments. Economic downturns also may lead to restructuring actions and associated expenses.

Due to the international nature of our business, political or economic changes or other factors could harm our business and financial performance.

        Sales outside the United States constituted approximately 61% of our net revenue in fiscal 2015. Our future business and financial performance could suffer due to a variety of international factors, including:

  •
  ongoing instability or changes in a country's or region's economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts;

  •
  longer collection cycles and financial instability among customers;

  •
  trade regulations and procedures and actions affecting production, pricing and marketing of products, including policies adopted by countries that may champion or otherwise favor domestic companies and technologies over foreign competitors;

  •
  local labor conditions and regulations, including local labor issues faced by specific suppliers and original equipment manufacturers ("OEMs");

  •
  managing our geographically dispersed workforce;

  •
  changes in the international, national or local regulatory and legal environments;

  •
  differing technology standards or customer requirements;

  •
  import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could increase our cost of doing business in certain jurisdictions, prevent us from shipping products to particular countries or markets, affect our ability to obtain favorable terms for components, increase our operating costs or lead to penalties or restrictions;

  •
  difficulties associated with repatriating earnings generated or held abroad in a tax-efficient manner, and changes in tax laws; and

  •
  fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products and shipments.

        The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the United States. For example, we rely on suppliers in Asia for product assembly and manufacture.

        In many foreign countries, particularly in those with developing economies, there are companies that engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"). Although we implement policies, procedures and training designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those of the companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation.

We are exposed to fluctuations in foreign currency exchange rates.

        Currencies other than the U.S. dollar, including the euro, the British pound, Chinese yuan (renminbi) and the Japanese yen, can have an impact on our results as expressed in U.S. dollars. In particular, the economic uncertainties relating to European sovereign and other debt obligations and the related European financial restructuring efforts may cause the value of the euro to fluctuate. Currency volatility also contributes to variations in our sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could adversely affect our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

        From time to time, we may use forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. We may incur significant losses from our hedging activities due to factors such as demand volatility and currency variations. In addition, certain or all of our hedging activities may be ineffective, may expire and not be renewed or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.

        Our revenue, gross margin and profit vary among our diverse products and services, customer groups and geographic markets and therefore will likely be different in future periods than our historical results as a consolidated subsidiary of HP Co. Our revenue depends on the overall demand for our products and services. Delays or reductions in IT spending by our customers or potential customers could have a material adverse effect on demand for our products and services, which could result in a significant decline in revenue. In addition, revenue declines in some of our businesses, particularly our services businesses, may affect revenue in our other businesses as we may lose cross-selling opportunities. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer and geographic mix reflected in that period's net revenue. Competition, lawsuits, investigations, increases in component and manufacturing costs that we are unable to pass on to our customers, component supply disruptions and other risks affecting those businesses therefore may have a significant impact on our overall gross margin and profitability. Certain segments have a higher fixed cost structure and more variation in gross margins across their business units and product portfolios than others and may therefore experience significant operating profit volatility on a quarterly or annual basis. In addition, newer geographic markets may be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may lead to adjustments to our operations. Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period. See also the risk factor below entitled "We have no history of operating as an independent company and we expect to incur increased administrative and other costs following the separation by virtue of our status as an independent public company. Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results."

We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers properly.

        Our operations depend on our ability to anticipate our needs for components, products and services, as well as our suppliers' ability to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are located around the world, and the long lead times required to manufacture, assemble and deliver certain components and products, problems could arise in production, planning and inventory management that could seriously harm our business. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Furthermore, certain of our suppliers may decide to discontinue conducting business with us. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers, and risks related to our relationships with single-source suppliers, each of which is described below.

  •
  Component shortages.  We may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, the inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also our customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. If shortages or delays persist, the price of certain components may increase, we may be exposed to quality issues, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, our business and financial performance could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some product or service offerings, which could result in further costs and delays.

  •
  Excess supply.  In order to secure components for our products or services, at times we may make advance payments to suppliers or enter into non-cancelable commitments with vendors. In addition, we may purchase components strategically in advance of demand to take advantage of favorable pricing or to address concerns about the availability of future components. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components, which could adversely affect our business and financial performance.

  •
  Contractual terms.  As a result of binding long-term price or purchase commitments with vendors, we may be obligated to purchase components or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. If we commit to purchasing components or services for prices in excess of the then-current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, our gross margin could suffer, and we could incur additional charges relating to inventory obsolescence. Any of these developments could adversely affect our future results of operations and financial condition.

  •
  Contingent workers.  We also rely on third-party suppliers for the provision of contingent workers, and our failure to manage our use of such workers effectively could adversely affect our results of operations. We have been exposed to various legal claims relating to the status of contingent workers in the past and could face similar claims in the future. We may be subject to shortages, oversupply or fixed contractual terms relating to contingent workers. Our ability to manage the size of, and costs associated with, the contingent workforce may be subject to additional constraints imposed by local laws.

  •
  Single-source suppliers.  We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. New products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. Replacing a single-source supplier could delay production of some products as replacement suppliers may be subject to capacity constraints or other output limitations. For some components, such as customized components, alternative sources either may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single-source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single-source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of our components. The loss of a single-source supplier, the deterioration of our relationship with a single-source supplier or any unilateral modification to the contractual terms under which we are supplied components by a single-source supplier could adversely affect our business and financial performance.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or manmade disasters or catastrophic events, for which we are predominantly self-insured. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters and a portion of our research and development activities are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. In addition, our principal worldwide IT data centers are located in the southern United States, making our operations more vulnerable to natural disasters or other business disruptions occurring in that geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the Czech

Republic, Mexico, China and Singapore. We also rely on major logistics hubs, primarily in Asia to manufacture and distribute our products, and primarily in the southwestern United States to import products into the Americas region. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, IT system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near locations more vulnerable to the occurrence of the aforementioned business disruptions, such as near major earthquake faults, and being consolidated in certain geographical areas is unknown and remains uncertain.

Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable.

        In some of our segments, our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be cancelled. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages or global logistics disruptions, could adversely impact our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.

        We experience some seasonal trends in the sale of our products that also may produce variations in our quarterly results and financial condition. For example, sales to governments (particularly sales to the U.S. government) are often stronger in the third calendar quarter, and many customers whose fiscal year is the calendar year spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. European sales are often weaker during the summer months. Typically, our third fiscal quarter is our weakest and our fourth fiscal quarter is our strongest. Many of the factors that create and affect seasonal trends are beyond our control.

Any failure by us to identify, manage and complete acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects.

        As part of our business strategy, we may acquire companies or businesses, divest businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). For example, in May 2015, we acquired Aruba Networks, Inc., which provides next-generation network access solutions for mobile enterprise. Also in May 2015, we announced a partnership with Tsinghua Holdings Co., Ltd. ("Tsinghua"), the asset management arm of Tsinghua University in China, pursuant to which we will sell to Tsinghua a 51% interest in our wholly owned subsidiary that owns and operates H3C Technologies and our China-based server, storage and technology services businesses for approximately $2.3 billion, subject to the terms and conditions of the share purchase agreement among Tsinghua, Tsinghua's subsidiary Unispendour Corporation and our subsidiary H3C Holdings Limited. The transaction with Tsinghua is expected to close during the first quarter of fiscal 2016, subject to regulatory approvals and other closing conditions.

        Risks associated with business combination and investment transactions include the following, any of which could adversely affect our revenue, gross margin, profitability and financial results:

  •
  Managing business combination and investment transactions requires varying levels of management resources, which may divert our attention from other business operations.

  •
  We may not fully realize all of the anticipated benefits of any particular business combination and investment transaction, and the timeframe for realizing the benefits of a particular business combination and investment transaction may depend partially upon the actions of employees, advisors, suppliers, other third parties or market trends.

  •
  Certain previous business combination and investment transactions have resulted, and in the future any such transactions by us may result, in significant costs and expenses, including those related to severance pay, early retirement costs, employee benefit costs, charges from the elimination of duplicative facilities and contracts, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans.

  •
  Any increased or unexpected costs, unanticipated delays or failure to meet contractual obligations could make business combination and investment transactions less profitable or unprofitable.

  •
  Our ability to conduct due diligence with respect to business combination and investment transactions, and our ability to evaluate the results of such due diligence, is dependent upon the veracity and completeness of statements and disclosures made or actions taken by third parties or their representatives.

  •
  Our due diligence process may fail to identify significant issues with the acquired company's product quality, financial disclosures, accounting practices or internal control deficiencies.

  •
  The pricing and other terms of our contracts for business combination and investment transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate accurately our costs, timing and other matters or we may incur costs if a business combination is not consummated.

  •
  In order to complete a business combination and investment transaction, we may issue common stock, potentially creating dilution for our existing stockholders.

  •
  We may borrow to finance business combination and investment transactions, and the amount and terms of any potential future acquisition-related or other borrowings, as well as other factors, could affect our liquidity and financial condition.

  •
  Our effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could adversely impact our effective tax rate.

  •
  An announced business combination and investment transaction may not close on the expected timeframe or at all, which may cause our financial results to differ from expectations in a given quarter.

  •
  Business combination and investment transactions may lead to litigation, which could impact our financial condition and results of operations.

  •
  If we fail to identify and successfully complete and integrate business combination and investment transactions that further our strategic objectives, we may be required to expend resources to develop products, services and technology internally, which may put us at a competitive disadvantage.

        We have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions and, to the extent that the value of goodwill or intangible assets acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. For example, for fiscal 2012, we recorded an $8.0 billion impairment charge relating to the goodwill associated with our enterprise services reporting unit within our Enterprise Services segment. In addition, for fiscal 2012, we recorded an $8.8 billion impairment charge relating to the goodwill and intangible assets associated with Autonomy. If there are future sustained decreases in our stock price or significant changes in the business climate or results of operations of our reporting units, we may incur additional charges, which may include goodwill impairment or intangible asset charges.

        As part of our business strategy, we regularly evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience greater dis-synergies than expected, and the impact of the divestiture on our revenue growth may be larger than projected. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which, if not satisfied or obtained, may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could affect our future financial results.

Integrating acquisitions may be difficult and time-consuming. Any failure by us to integrate acquired companies, products or services into our overall business in a timely manner could harm our financial results, business and prospects.

        In order to pursue our strategy successfully, we must identify candidates for and successfully complete business combination and investment transactions, some of which may be large or complex, and manage post-closing issues such as the integration of acquired businesses, products, services or employees. Integration issues are often time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business and the acquired business. The challenges involved in integration include:

  •
  successfully combining product and service offerings, including under the single new Hewlett Packard Enterprise brand, and entering or expanding into markets in which we are not experienced or are developing expertise;

  •
  convincing customers and distributors that the transaction will not diminish customer service standards or business focus;

  •
  persuading customers and distributors to not defer purchasing decisions or switch to other suppliers (which could result in our incurring additional obligations in order to address customer uncertainty), minimizing sales force attrition and expanding and coordinating sales, marketing and distribution efforts;

  •
  consolidating and rationalizing corporate IT infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code and business processes;

  •
  minimizing the diversion of management attention from ongoing business concerns;

  •
  persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, engaging with employee works councils representing an acquired company's non-U.S. employees, integrating employees, correctly estimating employee benefit costs and implementing restructuring programs;

  •
  coordinating and combining administrative, manufacturing, research and development and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures;

  •
  achieving savings from supply chain integration; and

  •
  managing integration issues shortly after or pending the completion of other independent transactions.

We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

        We have announced restructuring plans, including the 2012 Plan and the 2015 Plan (each as defined below), in order to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies that we expect to reduce costs. We may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, including details regarding the 2012 Plan and the 2015 Plan, see Note 3, "Restructuring", to the Combined and Consolidated Financial Statements.

Our financial performance may suffer if we cannot continue to develop, license or enforce the intellectual property rights on which our businesses depend.

        We rely upon patent, copyright, trademark, trade secret and other intellectual property laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain intellectual property rights in the products and services we sell, provide or otherwise use in our operations. However, any of our intellectual property rights could be challenged, invalidated, infringed or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages, either of which could result in costly product redesign efforts, discontinuance of certain product offerings or other harm to our competitive position. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use; this, too, could adversely affect our ability to sell products or services and our competitive position.

Our products and services depend in part on intellectual property and technology licensed from third parties.

        Much of our business and many of our products rely on key technologies developed or licensed by third parties. For example, many of our software offerings are developed using software components or other intellectual property licensed from third parties, including through both proprietary and open source licenses. These third-party software components may become obsolete, defective or incompatible with future versions of our products, or our relationship with the third party may deteriorate, or our agreements with the third party may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we must carefully monitor and manage our use of third-party software components, including both proprietary and open source license terms that may require the licensing or public disclosure of our intellectual property without compensation or on undesirable terms. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our business, including our financial condition and results of operations. In addition, it is possible that as a consequence of a merger or acquisition, third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Because the availability and cost of licenses from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license to our competitors will either refuse to license us at all, or refuse to license us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.

Third-party claims of intellectual property infringement, including patent infringement, are commonplace in the IT industry and successful third-party claims may limit or disrupt our ability to sell our products and services.

        Third parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, patent assertion entities may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from companies such as Hewlett Packard Enterprise and its customers. If we cannot or do not license allegedly infringed intellectual property at all or on reasonable terms, or if we are required to substitute similar technology from another source, our operations could be adversely affected. Even if we believe that intellectual property claims are without merit, they can be time-consuming and costly to defend against and may divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.

The allocation of intellectual property rights that was made between Hewlett Packard Enterprise and HP Inc. as part of the separation of the two entities, and the shared use of certain intellectual property rights following the separation, could in the future adversely impact our reputation, our ability to enforce certain intellectual property rights that are important to us and our competitive position.

        In connection with the separation, HP Co. allocated to each of Hewlett Packard Enterprise and HP Inc. the intellectual property assets relevant to their respective businesses. The terms of the separation include cross-licenses and other arrangements to provide for certain ongoing use of intellectual property in the existing operations of both businesses. For example, through a joint brand holding structure, both Hewlett Packard Enterprise and HP Inc. retain the ability to make ongoing use of certain variations of the legacy Hewlett-Packard and HP branding, respectively. As a result of this continuing shared use of the legacy branding there is a risk that conduct or events adversely affecting the reputation of HP Inc. could also adversely affect the reputation of Hewlett Packard Enterprise. In addition, as a result of the allocation of intellectual property as part of the separation, Hewlett Packard Enterprise no longer has ownership of intellectual property allocated to HP Inc. and our resulting intellectual property ownership position could adversely affect our position and options relating to patent enforcement and patent licensing, our ability to sell our products or services and our competitive position in the industry.

Our business and financial performance could suffer if we do not manage the risks associated with our Enterprise Services business properly.

        The success of our ES segment is to a significant degree dependent on our ability to retain our significant services clients and maintain or increase the level of revenues from these clients. We may lose clients due to their merger or acquisition, business failure, contract expiration or their selection of a competing service provider or decision to in-source services. In addition, we may not be able to retain or renew relationships with our significant clients. As a result of business downturns or for other business reasons, we are also vulnerable to reduced processing volumes from our clients, which can reduce the scope of services provided and the prices for those services. We may not be able to replace the revenue and earnings from any such lost clients or reductions in services. In addition, our contracts may allow a client to terminate the contract for convenience, and we may not be able to fully recover our investments in such circumstances.

        The pricing and other terms of some of our IT service agreements, particularly our long-term IT outsourcing services agreements, require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these agreements less profitable or unprofitable, which could have an adverse effect on the profit margin of our IT services business.

        Some of our IT service agreements require significant investment in the early stages that is expected to be recovered through billings over the life of the agreement. These agreements often involve the construction of new IT systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each agreement with these characteristics, and some or all elements of service delivery under these agreements are dependent upon successful completion of the development, construction and deployment phases. Any failure to perform satisfactorily under these agreements may expose us to legal liability, result in the loss of customers and harm our reputation, which could harm the financial performance of our IT services business.

        Some of our IT outsourcing services agreements contain pricing provisions that permit a client to request a benchmark study by a mutually acceptable third party. The benchmarking process typically compares the contractual price of our services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreed-upon adjustment and normalization factors. Generally, if the benchmarking study shows that our pricing differs from our peer group outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services performed after the implementation of those pricing adjustments, which could harm the financial performance of our IT services business.

        If we do not hire, train, motivate and effectively utilize employees with the right mix of skills and experience in the right geographic regions to meet the needs of our services clients, our financial performance could suffer. For example, if our employee utilization rate is too low, our profitability and the level of engagement of our employees could suffer. If that utilization rate is too high, it could have an adverse effect on employee engagement and attrition and the quality of the work performed, as well as our ability to staff projects. If we are unable to hire and retain a sufficient number of employees with the skills or backgrounds to meet current demand, we might need to redeploy existing personnel, increase our reliance on subcontractors or increase employee compensation levels, all of which could also negatively affect our profitability. In addition, if we have more employees than we need with certain skill sets or in certain geographies, we may incur increased costs as we work to rebalance our supply of skills and resources with client demand in those geographies.

Failure to comply with our customer contracts or government contracting regulations could adversely affect our business and results of operations.

        Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Such failures could also cause reputational damage to our business. In addition, our former parent has in the past been, and we may in the future be, subject to qui tam litigation brought by private individuals on behalf of the government relating to our government contracts, which could include claims for treble damages. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. If our customer contracts are terminated, if we are suspended or disbarred from government work, or if our ability to compete for new contracts is adversely affected, our financial performance could suffer.

We make estimates and assumptions in connection with the preparation of our Combined Financial Statements and any changes to those estimates and assumptions could adversely affect our results of operations.

        In connection with the preparation of our Combined Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, as discussed in Note 17, "Litigation and Contingencies", to our Combined and Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.

        We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, if circumstances change such that we are unable to indefinitely reinvest our foreign earnings outside the United States, future income tax expense and payments may differ significantly from historical amounts and could materially adversely affect our results of operations. As of October 31, 2015, we had $27.6 billion of undistributed earnings from non-U.S. operations indefinitely reinvested outside of the United States. See Note 6, "Taxes on Earnings", to our Combined and Consolidated Financial Statements. The carrying value of our deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, there are proposals for tax legislation that have been introduced or that are being considered that could have a significant adverse effect on our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. Any of these changes could affect our financial performance.

In order to be successful, we must attract, retain, train, motivate, develop and transition key employees, and failure to do so could seriously harm us.

        In order to be successful, we must attract, retain, train, motivate, develop and transition qualified executives and other key employees, including those in managerial, technical, development, sales, marketing and IT support positions. Identifying, developing internally or hiring externally, training and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. Our equity-based incentive awards may contain conditions relating to our stock price performance and our long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the stockholder approval needed to continue granting equity-based incentive awards in the amounts we believe are necessary, our ability to attract, retain, and motivate executives and key employees could be weakened.

        Our failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.

System security risks, data protection breaches, cyberattacks and systems integration issues could disrupt our internal operations or IT services provided to customers, and any such disruption could reduce our revenue, increase our expenses, damage our reputation and adversely affect our stock price.

        Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, including bugs, viruses, worms, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

        We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, our outsourcing services business routinely processes, stores and transmits large amounts of data for our clients, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We also could lose existing or potential customers of outsourcing services or other IT solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

        Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could reduce our revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Terrorist acts, conflicts, wars and geopolitical uncertainties may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

        Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to our business, our employees, facilities, partners, suppliers, distributors, resellers or customers or adversely affect our ability to manage logistics, operate our transportation and communication systems or conduct certain other critical business operations. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars have created many economic and political uncertainties. In addition, as a major multinational company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, if they occur, they could result in a decrease in demand for our products, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations.

        We are subject to various federal, state, local and foreign laws and regulations. For example, we are subject to laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites, the content of our products and the recycling, treatment and disposal of our products. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations and product take-back legislation. If we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws, we could incur substantial costs or face other sanctions, which may include restrictions on our products entering certain jurisdictions. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs to comply with environmental laws are difficult to predict.

        In addition, our business is subject to laws addressing privacy and information security. In particular, we face an increasingly complex regulatory environment in our big data offerings as we adjust to new and future requirements relating to the security of our offerings. If we were to violate or become liable under laws or regulations associated with security, we could incur substantial costs or face other sanctions. Our potential exposure includes fines and civil or criminal sanctions, and third-party claims.

Our stock price has fluctuated and may continue to fluctuate, which may make future prices of our stock difficult to predict.

        Hewlett Packard Enterprise's stock price, like that of other technology companies, can be volatile. Some of the factors that could affect our stock price are:

  •
  speculation, coverage or sentiment in the media or the investment community about, or actual changes in, our business, strategic position, market share, organizational structure, operations, financial condition, financial reporting and results, effectiveness of cost-cutting efforts, value or liquidity of our investments, exposure to market volatility, prospects, business combination or investment transactions, future stock price performance, board of directors, executive team, our competitors or our industry in general;

  •
  the announcement of new, planned or contemplated products, services, technological innovations, acquisitions, divestitures or other significant transactions by Hewlett Packard Enterprise or its competitors;

  •
  quarterly increases or decreases in revenue, gross margin, earnings or cash flows, changes in estimates by the investment community or financial outlook provided by Hewlett Packard Enterprise and variations between actual and estimated financial results;

  •
  announcements of actual and anticipated financial results by Hewlett Packard Enterprise's competitors and other companies in the IT industry;

  •
  developments relating to pending investigations, claims and disputes; and

  •
  the timing and amount of share repurchases by Hewlett Packard Enterprise.

        General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to Hewlett Packard Enterprise's performance also may affect the price of Hewlett Packard Enterprise's stock. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, as discussed in Note 17, "Litigation and Contingencies", to the Combined and Consolidated Financial Statements, we are involved in several securities class action litigation matters. Additional volatility in the price of our securities could result in the filing of additional securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.

Failure to maintain a satisfactory credit rating could adversely affect our liquidity, capital position, borrowing costs and access to capital markets.

        We currently maintain investment grade credit ratings with Moody's Investors Service, Standard & Poor's Ratings Services and Fitch Ratings Services. Despite these investment grade credit ratings, any future downgrades could increase the cost of borrowing under any indebtedness we may incur, reduce market capacity for our commercial paper or require the posting of additional collateral under our derivative contracts. Additionally, increased borrowing costs, including those arising from a credit rating downgrade, can potentially reduce the competitiveness of our financing business. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position and access to capital markets.

Our debt obligations may adversely affect our business and our ability to meet our obligations and pay dividends.

        In addition to our current total carrying debt, we may also incur additional indebtedness in the future. This collective amount of debt could have important adverse consequences to us and our investors, including:

  •
  requiring a substantial portion of our cash flow from operations to make principal and interest payments;

  •
  making it more difficult to satisfy other obligations;

  •
  increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  reducing the cash flows available to fund capital expenditures and other corporate purposes and to grow our business;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

  •
  limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase our common stock.

        To the extent that we incur additional indebtedness, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of Hewlett Packard Enterprise, which could decrease the trading price of our common stock.

        We have provisions in our certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition of Hewlett Packard Enterprise deemed undesirable by our Board of Directors. These include provisions:

  •
  authorizing blank check preferred stock, which we could issue with voting, liquidation, dividend and other rights superior to our common stock;

  •
  limiting the liability of, and providing indemnification to, our directors and officers;

  •
  specifying that our stockholders may take action only at a duly called annual or special meeting of stockholders and otherwise in accordance with our bylaws and limiting the ability of our stockholders to call special meetings;

  •
  requiring advance notice of proposals by our stockholders for business to be conducted at stockholder meetings and for nominations of candidates for election to our Board of Directors; and

  •
  controlling the procedures for conduct of our Board of Directors and stockholder meetings and election, appointment and removal of our directors.

        These provisions, alone or together, could deter or delay hostile takeovers, proxy contests and changes in control or management of Hewlett Packard Enterprise. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

        Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control of Hewlett Packard Enterprise could limit the opportunity for our stockholders to receive a premium for their shares of Hewlett Packard Enterprise stock and also could affect the price that some investors are willing to pay for Hewlett Packard Enterprise stock.

Risks Related to the Separation

If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Hewlett Packard Enterprise and those who received Hewlett Packard Enterprise common stock in the distribution could be subject to significant tax liabilities, and, in certain circumstances, Hewlett Packard Enterprise could be required to indemnify HP Inc. for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

        It was a condition to the distribution that our former parent receive (i) a private letter ruling from the U.S. Internal Revenue Service (the "IRS") and/or one or more opinions from its external tax advisors, regarding certain U.S. federal income tax matters relating to the separation and related transactions, and (ii) opinions of outside counsel regarding the qualification of the distribution, together with certain related transactions, as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code. These opinions of outside counsel or other external tax advisors and the IRS private letter ruling were based, among other things, on various facts and assumptions, as well as certain representations, statements and undertakings of HP Co. and Hewlett Packard Enterprise (including those relating to the past and future conduct of HP Co. and Hewlett Packard Enterprise). If, in the future, any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if HP Inc., as successor to HP Co., or Hewlett Packard Enterprise breach any of their respective covenants contained in any of the separation-related agreements or in the documents relating to the IRS private letter ruling and/or any tax opinion, the IRS private letter ruling and/or any tax opinion may be rendered invalid. Accordingly, notwithstanding HP Co.'s receipt of the IRS private letter ruling and/or opinions of counsel or other external tax advisors, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the facts, assumptions, representations, statements or undertakings that were included in the request for the IRS private letter ruling or on which any opinion was based are false or have been violated. In addition, the IRS private letter ruling does not address all of the issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes, and an opinion of outside counsel or other external tax advisor represents the judgment of such counsel or advisor which is not binding on the IRS or any court. Accordingly, notwithstanding receipt by HP Co. of the IRS private letter ruling and the tax opinions referred to above, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the

IRS were to prevail with such challenge, HP Inc., Hewlett Packard Enterprise and HP Co. stockholders who received Hewlett Packard Enterprise common stock in the distribution could be subject to significant U.S. federal income tax liability.

        If the distribution, together with certain related transactions, is found to no longer qualify as a transaction that is generally tax-free under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, HP Inc. would recognize taxable gain as if it has sold the Hewlett Packard Enterprise common stock in a taxable sale for its fair market value and HP Co. stockholders who received shares of Hewlett Packard Enterprise common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

        Under the tax matters agreement we entered into with HP Inc. in connection with the separation (the "Tax Matters Agreement"), we are generally required to indemnify HP Inc. for any taxes resulting from the separation (and any related costs and other damages) to the extent such amounts resulted from (i) an acquisition of all or a portion of the equity securities or assets of Hewlett Packard Enterprise, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by Hewlett Packard Enterprise or (iii) any of the representations or undertakings of Hewlett Packard Enterprise contained in any of the separation-related agreements or in the documents relating to the IRS private letter ruling and/or any tax opinion being incorrect or violated. Any such indemnity obligations could be material.

        In addition we incurred certain tax costs in connection with the separation, including non-U.S. tax costs resulting from separations in multiple non-U.S. jurisdictions that do not legally provide for tax-free separations, which may be material.

We may not be able to engage in desirable strategic or capital-raising transactions following the separation.

        To preserve the tax-free treatment of the separation and the distribution for U.S. federal income tax purposes, for the two-year period following the separation, we are prohibited under the tax matters agreement, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of the shares of our common stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing shares of our common stock other than in certain open-market transactions, (iv) ceasing to actively conduct certain of our businesses or (v) taking or failing to take any other action that would prevent the distribution and certain related transactions from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. These restrictions may limit for a period of time our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

We have no history of operating as an independent company and we expect to incur increased administrative and other costs following the separation by virtue of our status as an independent public company. Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

        The historical information about Hewlett Packard Enterprise in this Form 10-K refers to our business as formerly operated by and integrated with our former parent. Our fourth quarter and fiscal year financial information included in this Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors, among others:

  •
  Prior to the separation, our business was operated by our former parent as part of its broader corporate organization, rather than as an independent company. Our former parent or one of its affiliates performed various corporate functions for us such as legal, treasury, accounting, internal auditing, human resources and corporate affairs, and also provided our IT and other corporate infrastructure. Our financial results reflect allocations of corporate expenses from our former parent for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company. Now that the separation is complete, our costs related to such functions previously performed by HP Co. may increase.

  •
  Historically, when we were integrated with the other businesses of our former parent, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although we have entered into certain agreements (including a transition services agreement) with HP Inc. in connection with the separation, these arrangements may not fully capture the benefits that we enjoyed as a result of being integrated with our former parent and may result in us paying higher charges than in the past for these services. This could have an adverse effect on our results of operations and financial condition in future periods.

  •
  Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, have historically been satisfied as part of the corporate-wide cash management policies of our former parent. In connection with the separation, we have entered into certain financing arrangements described under the section entitled "Description of Material Indebtedness" as part of our transition to becoming a standalone company. We may in the future need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

  •
  The cost of capital for our business may be higher than our former parent's cost of capital prior to the separation.

        Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a separate company. For additional information about the past financial performance of our business and the basis of presentation of the historical combined and consolidated financial statements of our business, see "Combined and Consolidated Financial Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical Combined and Consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

The Separation and Distribution Agreement that we entered into with our former parent may limit our ability to compete in certain markets and may impose limitations on our recruiting efforts for a period of time following the separation.

        The Separation and Distribution Agreement includes non-compete provisions pursuant to which we generally agree to not compete with HP Inc. in certain product and service categories that comprise the HP Inc. business, including personal computers and printers, worldwide for three years from the distribution date. Such restrictions are subject to certain exceptions set forth in the Separation and Distribution Agreement.

        In addition, the Separation and Distribution Agreement contains (i) non-solicitation provisions preventing us from soliciting HP Inc. employees to work for us for twelve months from the distribution date and (ii) no-hire provisions preventing us from hiring HP Inc. employees for six months from the distribution date, in each case subject to certain exceptions.

        The foregoing restrictions may limit our ability to compete in certain markets and may impose limitations on our recruiting efforts. These factors could materially and adversely affect our business, financial condition and results of operations.

Hewlett Packard Enterprise or HP Inc. may fail to perform under the transition services agreement and other transaction agreements executed as part of the separation, and we may not have necessary systems and services in place when these transaction agreements expire.

        In connection with the separation, Hewlett Packard Enterprise and HP Inc. entered into several agreements, including among others a transition services agreement (the "Transition Services Agreement"), the Separation and Distribution Agreement, the Tax Matters Agreement, an employee matters agreement (the "Employee Matters Agreement"), a real estate matters agreement (the "Real Estate Matters Agreement"), a commercial agreement (the "Master Commercial Agreement") and an IT service agreement (the "Information Technology Service Agreement" or the "IT Service Agreement"). The Transition Services Agreement provides for the performance of certain services by each company for the benefit of the other for a transition period after the separation. The Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Real Estate Matters Agreement determine the allocation of assets and liabilities between the companies following the separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The Master Commercial Agreement establishes a bilateral relationship between HP Inc. and us for the purchase and sale of commercially available products and services for internal use, incorporation and bundling in OEM products and services, resale to customers and use in the provision of managed services to customers, as well as joint customer pursuits and joint development activities. The IT Service Agreement provides for the performance by one of our subsidiaries of certain application development and maintenance and IT infrastructure services for HP Inc. We rely on HP Inc. to satisfy its performance and payment obligations under these agreements. If HP Inc. is unable to satisfy its obligations under these agreements, including its obligations with respect to the provision of transition services, we could incur operational difficulties or losses that could have a material and adverse effect on our business, financial condition and results of operations.

        In addition, if we do not have in place our own systems and services, or if we do not have agreements with other providers of these services in place once certain transition services expire, we may not be able to operate our business effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that HP Inc. provides to us under the Transition Services Agreement. However, we may not be successful in implementing these systems and services or in transitioning from HP Inc.'s systems to our own systems, and may pay more for such systems and services that we pay under the Transition Services Agreement.

The separation may in the future result in disruptions to, and negatively impact our relationships with, our customers and other business partners. In addition, certain contracts that that needed to be assigned from HP Inc. or its affiliates to Hewlett Packard Enterprise in connection with the separation and required the consent of the counterparty to such an assignment have not, as yet, and failure to obtain these consents could increase our expenses or otherwise harm our business and financial performance.

        Uncertainty related to the Hewlett Packard Enterprise's position post-separation may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in our existing business relationships, or cause them to consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our businesses, financial condition, results of operations and prospects.

        In addition, the Separation and Distribution Agreement provided for the assignment of a number of contracts from HP Inc. or its affiliates to us or our affiliates. A minority of our customer contracts require the contractual counterparty's consent to assignment, a small number of which remain outstanding post-separation. If we are unable to obtain these consents, we may be unable to obtain some of the benefits, assets and contractual commitments that are intended to be allocated to us as part of the separation. If we are unable to obtain these consents, the loss of these contracts could increase our expenses or otherwise reduce our profitability.

Indemnification liabilities to HP Inc. pursuant to the Separation and Distribution Agreement could materially and adversely affect our business, financial condition, results of operations and cash flows.

        The Separation and Distribution Agreement provides for, among other things, indemnification obligations generally designed to make us financially responsible for (i) liabilities primarily associated with our business; (ii) our failure to pay, perform or otherwise promptly discharge any such liabilities or contracts, in accordance with their respective terms, whether prior to, at or after the distribution; (iii) any guarantee, indemnification obligation, surety bond or other credit support agreement, arrangement, commitment or understanding by HP Inc. for our benefit, unless related to liabilities primarily associated with the HP Inc. business; (iv) any breach by us of the separation agreement or any of the ancillary agreements or any action by us in contravention of our amended and restated certificate of incorporation or amended and restated bylaws; and (v) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in our registration statement on Form 10 or any other disclosure document that describes the separation or the distribution or Hewlett Packard Enterprise and its subsidiaries or primarily relates to the transactions contemplated by the Separation and Distribution Agreement, subject to certain exceptions. If we are required to indemnify HP Inc. under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities.

In connection with the separation, HP Inc. has indemnified us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that HP Inc.'s ability to satisfy its indemnification obligation will not be impaired in the future.

        Pursuant to the Separation and Distribution Agreement and certain other agreements we have entered into with HP Inc., HP Inc. has agreed to indemnify Hewlett Packard Enterprise for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that HP Inc. has agreed to retain, and there can be no assurance that the indemnity from HP Inc. will be sufficient to protect us against the full amount of such liabilities, or that HP Inc. will be able to fully satisfy its indemnification obligations. In addition, HP Inc.'s insurers may attempt to deny us coverage for liabilities associated with certain occurrences of indemnified liabilities prior to the separation. Moreover, even if we ultimately succeed in recovering from HP Inc. or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our business, financial position, results of operations and cash flows.

We are subject to continuing contingent liabilities as a result of our separation from our former parent.

        As a result of the separation from our former parent, there are several significant areas where the liabilities of our former parent have or may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the consolidated U.S. federal income tax return group of our former parent during a taxable period or portion of a taxable period ending on or before the effective date of the distribution is severally liable for the U.S. federal income tax liability of the consolidated U.S. federal income tax return group of our former parent for that taxable period. Consequently, if HP Inc. is unable to pay the consolidated U.S. federal income tax liability for a pre-separation period, we could be required to pay the amount of such tax, which could be substantial and in excess of the amount allocated to us under the tax matters agreement.

Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and results of operations.

        In connection with the separation and distribution, our former parent undertook several corporate reorganization transactions involving its subsidiaries which, along with the separation and distribution, may be subject to federal and state fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the separation and distribution, any entity involved in these reorganization transactions or the separation and distribution:

  •
  was insolvent;

  •
  was rendered insolvent by reason of the separation and distribution;

  •
  had remaining assets constituting unreasonably small capital; or

  •
  intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured,

then the court could void the separation and distribution, in whole or in part, as a fraudulent conveyance or transfer. The court could then require our stockholders to return to HP Inc. some or all of the shares of Hewlett Packard Enterprise common stock issued in the distribution, or require HP Inc. or Hewlett Packard Enterprise, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency will vary depending upon the jurisdiction whose law is being applied. Generally, however, an entity would be considered insolvent if the fair value of its assets was less than the amount of its liabilities, or if it incurred debt beyond its ability to repay the debt as it matures.

ITEM 1B. Unresolved Staff Comments.

        None.

ITEM 2. Properties.

        As of October 31, 2015, we owned or leased approximately 51 million square feet of space worldwide, a summary of which is provided below.

	As of October 31, 2015
	Owned	Leased	Total
	(Square feet in millions)
Administration and support	8	21	29
(Percentage)	28%	72%	100%
Core data centers, manufacturing plants, research and development facilities, and warehouse operations	10	7	17
(Percentage)	59%	41%	100%
Total(1)	18	28	46
(Percentage)	39%	61%	100%

(1)
Excludes 5 million square feet of vacated space, of which 2 million square feet is leased to third parties.

        In connection with the separation, Parent transferred to the Company a total of approximately 51 million square feet of space worldwide. We believe that our existing properties are in good condition and are suitable for the conduct of our business. Because of the interrelation of our business segments, a majority of these segments use substantially all of the properties described above at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of our segments.

Principal Executive Offices

        Our principal executive offices, including our global headquarters, are located at 3000 Hanover Street, Palo Alto, California, 94304, United States of America.

Product Development, Services and Manufacturing

        The locations of our major product development, manufacturing, data centers, and Hewlett Packard Labs facilities are as follows:

Americas

 Brazil—Sao Paulo

 Canada—Markham, Mississauga

 Puerto Rico—Aguadilla

United States—Alpharetta, Andover, Auburn Hills, Austin, Cincinnati, Charlotte, Colorado Springs, Des Moines, Fort Collins, Hockley, Houston, Palo Alto, Plano, Rancho Cordova, Roseville, Suwanee, Tulsa	Europe, Middle East, Africa France—Grenoble Germany—Frankfurt Spain—Barcelona United Kingdom—Billingham, Erskine, Norwich, Sunderland
Asia Pacific India—Bangalore Japan—Tokyo Singapore—Singapore	Hewlett Packard Labs Israel—Haifa United Kingdom—Bristol United States—Palo Alto

ITEM 3. Legal Proceedings.

        Information with respect to this item may be found in Note 17, "Litigation and Contingencies", to the Combined and Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures.

        Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The common stock of Hewlett Packard Enterprise is listed on the New York Stock Exchange ("NYSE") with the ticker symbol "HPE." The high and low market price per share of our common stock as reported by the NYSE for each full quarterly period of fiscal years 2015 and 2014 are not provided as the common stock of Hewlett Packard Enterprise did not begin "regular way" trading on the NYSE until November 2, 2015. There were 70,763 stockholders of record of Hewlett Packard Enterprise common stock as of November 30, 2015. From November 2, 2015 through November 30, 2015, the highest market price paid for Hewlett Packard Enterprise common stock on the NYSE was $15.17 per share and the lowest market price for Hewlett Packard Enterprise common stock on the NYSE was $13.12 per share.

        On November 11, 2015, the Board of Directors of Hewlett Packard Enterprise authorized a regular quarterly cash dividend for Hewlett Packard Enterprise's common stock. The Board of Directors further authorized a regular quarterly cash dividend for the first quarter of fiscal 2016, payable on January 6, 2016 to holders of record of its outstanding common stock on December 9, 2015, in the amount of $0.055 per share. The payment of any dividends in the future, and the timing and amount thereof, is within the discretion of our board of directors. Our board of directors' decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt, industry practice, legal requirements, regulatory constraints and other factors that our board of directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will continue to pay a dividend in any future period.

Recent Sales of Unregistered Securities

        On February 25, 2015, Hewlett Packard Enterprise issued 1,000 shares of its common stock for the price of $10 to HP Co. pursuant to Section 4(a)(2) of the Securities Act. Hewlett Packard Enterprise did not register the issuance of the issued shares under the Securities Act because the issuance did not constitute a public offering.

        On October 9, 2015 Hewlett Packard Enterprise completed its offering of senior unsecured notes of $14.6 billion through private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The senior unsecured notes issued by Hewlett Packard Enterprise have not been registered under the Securities Act or any state securities laws.

Issuer Purchases of Equity Securities

        On October 13, 2015, the Hewlett Packard Enterprise Board of Directors announced the authorization of a $3.0 billion share repurchase program. The Company may choose to repurchase shares when sufficient liquidity exists. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions.

ITEM 6. Selected Financial Data.

        The following table presents the selected combined and consolidated financial data, which should be read in conjunction with our combined and consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The Statements of Earnings data for each of the three fiscal years ended October 31, 2015 and the Balance Sheets data as of October 31, 2015 and 2014 set forth below are derived from our audited Combined and Consolidated Financial Statements included elsewhere in this Form 10-K. The Statements of Earnings data for the fiscal year ended October 31, 2012 and the Balance Sheet data as of October 31, 2013 are derived from our audited Combined Financial Statements that are not included in this Form 10-K. The Statements of Earnings data for the fiscal year ended October 31, 2011 and the Balance Sheets data as of October 31, 2012 and 2011 are derived from our unaudited Combined and Condensed Financial Statements that are not included in this Form 10-K.

        The information set forth below is not necessarily indicative of future results of operations and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Combined and Consolidated Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which are incorporated herein by reference, in order to understand further the factors that may affect the comparability of the financial data presented below.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31
	2015	2014	2013	2012	2011
	In millions, except per share amounts
Statements of Earnings:
Net revenue	$52,107	$55,123	$57,371	$61,042	$62,512
Earnings (loss) from operations(2)	$1,523	$2,335	$2,952	$(14,139)	$6,049
Net earnings (loss)(2)	$2,461	$1,648	$2,051	$(14,761)	$4,119
Net earnings (loss) per share
Basic	$1.36	$0.91	$1.14	$(8.18)	$2.28
Diluted	$1.34	$0.90	$1.12	$(8.05)	$2.25
Basic shares outstanding(1)	1,804	1,804	1,804	1,804	1,804
Diluted shares outstanding(1)	1,834	1,834	1,834	1,834	1,834
Balance Sheets:
At year-end:
Total assets(3)	$81,270	$65,071	$68,775	$71,702	$91,878
Long-term debt(4)	$15,103	$485	$617	$702	$1,966
Total debt(4)	$15,794	$1,379	$1,675	$2,923	$3,062

(1)
For comparative purposes, the number of shares used to compute basic and diluted net earnings per share as of October 31, 2015 is used for the calculation of net earnings (loss) per share for all periods presented.

(2)
Earnings (loss) from operations and net earnings (loss) include the following items:

	2015	2014	2013	2012	2011
	In millions
Amortization of intangible assets	$852	$906	$1,228	$1,641	$1,469
Impairment of goodwill and intangible assets	—	—	—	16,808	—
Restructuring charges	954	1,471	983	1,756	553
Acquisition and other related charges	89	11	21	35	158
Separation costs	801	—	—	—	—
Defined benefit plan settlement charges	225	—	—	—	—
Impairment of data center assets	136	—	—	—	—

Total charges before taxes	$3,057	$2,388	$2,232	$20,240	$2,180

Total charges, net of taxes(5)	$1,082	$1,878	$1,742	$18,642	$1,553

(3)
Total assets increased in fiscal 2015 due to debt issuances and cash transfers from Parent resulting from our separation capitalization plan. Total assets decreased in fiscal 2012 due primarily to goodwill and intangible asset impairment charges associated with the Autonomy reporting unit within the Software segment and a goodwill impairment charge associated with the Enterprise Services segment.

(4)
In fiscal 2015, total debt increased due to issuances resulting from our separation capitalization plan.

(5)
Includes $1.8 billion of income tax benefits resulting from the release of valuation allowances pertaining to certain U.S. deferred tax assets partially offset by $486 million of tax charges to record valuation allowances on certain foreign deferred tax assets.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

  •
  Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares fiscal 2015 to fiscal 2014.

  •
  Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

  •
  Results of Operations.  An analysis of our financial results comparing fiscal 2015 and fiscal 2014 to the prior year period. A discussion of the results of operations at the combined and consolidated level is followed by a discussion of the results of operations at the segment level.

  •
  Liquidity and Capital Resources.  An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.

  •
  Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions and off-balance sheet arrangements.

        We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Combined and Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Combined and Consolidated Financial Statements. This discussion should be read in conjunction with our Combined and Consolidated Financial Statements and the related notes that appear elsewhere in this document.

        On November 1, 2015, HP Inc. (formerly known as "Hewlett-Packard Company" or "HP Co.") spun-off Hewlett Packard Enterprise Company. To effect the spin-off, HP Inc. distributed all of the shares of Hewlett Packard Enterprise Company common stock owned by HP Inc. to its shareholders on November 1, 2015. Holders of HP Inc. common stock received one share of Hewlett Packard Enterprise Company for every share of HP Inc. stock held as of the record date. As a result of the spin-off, we now operate as an independent, publicly traded company.

        The following Overview, Results of Operations and Liquidity discussions and analysis compare fiscal 2015 to fiscal 2014 and fiscal 2014 to fiscal 2013, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of October 31, 2015, unless otherwise noted.

        For purposes of this MD&A section, we use the terms "Hewlett Packard Enterprise," "HPE," "the Company," "we," "us" and "our" to refer to Hewlett Packard Enterprise Company. References in this MD&A section to "Parent" refer to HP Inc., collectively with its consolidated subsidiaries.

OVERVIEW

        Hewlett Packard Enterprise is a leading global provider of the cutting-edge technology solutions customers need to optimize their traditional IT while helping them build the secure, cloud-enabled, mobile-ready future that is uniquely suited to their needs. Our legacy dates back to a partnership

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers. We are a global company with customers ranging from small- and medium-sized businesses ("SMBs") to large global enterprises.

        We organize our business into five segments for financial reporting purposes: the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for fiscal 2015 as compared to fiscal 2014:

	HPE Consolidated		Enterprise Group		Enterprise Services		Software		FS		Corporate Investments(3)
	Dollars in millions, except for per share amounts
Net revenue(1)	$52,107		$27,907		$19,806		$3,622		$3,216		$7
Year-over-year change %	(5.5)%		0.6%		(11.6)%		(7.9)%		(8.1)%		75%
Earnings from operations(2)	$1,523		$3,981		$1,019		$788		$349		$(542)
Earnings from operations as a % of net revenue	2.9%		14.3%		5.1%		21.8%		10.9%		NM
Year-over-year change percentage points	(1.3	)pts	(0.1	)pts	1.4	pts	(0.3	)pts	(0.2	)pts	NM
Net earnings	$2,461
Net earnings per share
Basic	$1.36
Diluted	$1.34

(1)
HPE combined and consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition and other related charges, separation costs, defined benefit plan settlement charges, impairment of data center assets.

(3)
"NM" represents not meaningful.

        HPE's combined and consolidated net revenue decreased 5.5% (flat on a constant currency basis) in fiscal 2015 as compared to fiscal 2014. The leading contributors to the net revenue decrease were unfavorable currency impacts and key account runoff and soft demand in Infrastructure Technology Outsourcing ("ITO") in ES. Partially offsetting these decreases was net revenue growth within the EG segment from sales of Industry Standard Servers ("ISS"). Gross margin was 28.7% ($14.9 billion) and 28.4% ($15.6 billion) for fiscal 2015 and 2014, respectively. The 0.3 percentage point increase in gross margin was due primarily to service delivery efficiencies and improvements in underperforming contracts in ES. Partially offsetting the gross margin increase was a higher mix of ISS products in EG. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. Operating margin decreased by 1.3 percentage points in fiscal 2015 due primarily to higher expenses resulting from separation activities, defined benefit plan settlement charges, higher research and development expense and impairment of data center assets, partially offset by the gross margin increase, lower SG&A expenses and lower restructuring charges.

        As of October 31, 2015, cash and cash equivalents and short- and long-term investments were approximately $10.1 billion, representing an increase of approximately $7.5 billion from the October 31, 2014 balance of approximately $2.6 billion. The increase in cash and cash equivalents was due to our capitalization plan which anticipated an allocation of cash from Parent. For fiscal 2015, we generated $3.7 billion of cash flows from operations, we invested $3.0 billion in property, plant and equipment,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

net of proceeds from sales, and we utilized $2.6 billion to acquire 5 companies, the largest of which was Aruba Networks, Inc. ("Aruba"), and received proceeds of $140 million from divestitures.

Trends and Uncertainties

        We are in the process of addressing many challenges facing our business. One set of challenges relates to dynamic and accelerating market trends, such as the market shift to cloud-related IT infrastructure, software and services, and the growth in software-as-a-service ("SaaS") business models. Certain of our legacy hardware businesses face challenges as customers migrate to cloud-based offerings and reduce their purchases of hardware products. Additionally, our legacy software business derives a large portion of its revenues from upfront license sales, some of which over time can be expected to shift to SaaS. Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions, our business-specific competitors are exerting increased competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution.

        The macroeconomic weakness we have experienced has moderated in some geographic regions but remains an overall challenge. A discussion of some of these challenges at the segment level is set forth below.

  •
  In EG, we are experiencing challenges due to multiple market trends, including the increasing demand for hyperscale computing infrastructure products, the transition to cloud computing and a highly competitive pricing environment. In addition, demand for our Business Critical Systems ("BCS") products continues to weaken as has the overall market for UNIX products. The effect of lower BCS and traditional storage revenue along with a higher mix of ISS density optimized server products and midrange converged storage solutions is impacting support attach opportunities in Technology Services ("TS"). To be successful in overcoming these challenges, we must address business model shifts and go-to-market execution challenges, while continuing to pursue new product innovation that builds on our existing capabilities in areas such as cloud and data center computing, software-defined networking, storage, blade servers and wireless networking.

  •
  In ES, we are facing challenges, including managing the revenue runoff from several large contracts, pressured public sector spending, a competitive pricing environment and market pressures from a mixed economic recovery in Europe, the Middle East and Africa ("EMEA"). We are also experiencing commoditization in the IT infrastructure services market that is placing pressure on traditional ITO pricing and cost structures. There is also an industry-wide shift to highly automated, asset-light delivery of IT infrastructure and applications leading to headcount consolidation. To be successful in addressing these challenges, we must execute on the ES multi-year turnaround plan, which includes a cost reduction initiative to align our costs to our revenue trajectory, a focus on new logo wins and Strategic Enterprise Services ("SES") and initiatives to improve execution in sales performance and accountability, contracting practices and pricing.

  •
  In Software, we are facing challenges, including the market shift to SaaS and go-to-market execution challenges. To be successful in addressing these challenges, we must improve our go-to-market execution with multiple product delivery models which better address customer

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

    needs and achieve broader integration across our overall product portfolio as we work to capitalize on important market opportunities in cloud, big data and security.

        To address these challenges, we continue to pursue innovation with a view towards developing new products and services aligned with market demand, industry trends and the needs of our customers and partners. In addition, we need to continue to improve our operations, with a particular focus on enhancing our end-to-end processes and efficiencies. We also need to continue to optimize our sales coverage models, align our sales incentives with our strategic goals, improve channel execution, strengthen our capabilities in our areas of strategic focus, and develop and capitalize on market opportunities.

        For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled "Risk Factors" in Item 1A, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

        The Combined and Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of Parent's Board of Directors. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

        A summary of significant accounting policies is included in Note 1, "Overview and Summary of Significant Accounting Policies", to the Combined and Consolidated Financial Statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Combined and Consolidated Financial Statements.

Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured, as well as when other revenue recognition principles are met, including industry-specific revenue recognition guidance.

        We enter into contracts to sell our products and services, and while many of our sales agreements contain standard terms and conditions, there are agreements we enter into which contain non-standard

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

terms and conditions. Further, many of our arrangements include multiple elements. As a result, significant contract interpretation may be required to determine the appropriate accounting, including the identification of deliverables considered to be separate units of accounting, the allocation of the transaction price among elements in the arrangement and the timing of revenue recognition for each of those elements.

        We recognize revenue for delivered elements as separate units of accounting when the delivered elements have standalone value to the customer. For elements with no standalone value, we recognize revenue consistent with the pattern of the undelivered elements. If the arrangement includes a customer-negotiated refund or return right or other contingency relative to the delivered items and the delivery and performance of the undelivered items is considered probable and substantially within our control, the delivered element constitutes a separate unit of accounting. In arrangements with combined units of accounting, changes in the allocation of the transaction price among elements may impact the timing of revenue recognition for the contract but will not change the total revenue recognized for the contract.

        We establish the selling prices used for each deliverable based on vendor-specific objective evidence ("VSOE") of selling price, if available, third-party evidence ("TPE"), if VSOE of selling price is not available, or estimated selling price ("ESP"), if neither VSOE of selling price nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established based on management's judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life-cycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology life-cycles. We may modify or develop new go-to-market practices in the future, which may result in changes in selling prices, impacting both VSOE of selling price and ESP. In most arrangements with multiple elements, the transaction price is allocated to the individual units of accounting at inception of the arrangement based on their relative selling price. However, the aforementioned factors may result in a different allocation of the transaction price to deliverables in multiple element arrangements entered into in future periods. This may change the pattern and timing of revenue recognition for identical arrangements executed in future periods, but will not change the total revenue recognized for any given arrangement.

        We reduce revenue for customer and distributor programs and incentive offerings, including price protection, rebates, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. For certain incentive programs, we estimate the number of customers expected to redeem the incentive based on historical experience and the specific terms and conditions of the incentive.

        For hardware products, we recognize revenue generated from direct sales to end customers and indirect sales to channel partners (including resellers, distributors and value-added solution providers) when the revenue recognition criteria are satisfied. For indirect sales to channel partners, we recognize revenue at the time of delivery when the channel partner has economic substance apart from the Company and the Company has completed its obligations related to the sale.

        For the various software products we sell (e.g., big data analytics and applications, application delivery management, enterprise security and IT operations management), we assess whether the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

software products were sold on a standalone basis or with hardware products. If the software sold with a hardware product is not essential to the functionality of the hardware product and is more-than incidental, we treat it as a software deliverable.

        We recognize revenue from the sale of perpetual software licenses at inception of the license term, assuming all revenue recognition criteria have been satisfied. Term-based software license revenue is generally recognized ratably over the term of the license. We use the residual method to allocate revenue to software licenses at inception of the arrangement when VSOE of fair value for all undelivered elements, such as post-contract customer support, exists and all other revenue recognition criteria have been satisfied. Revenue from maintenance and unspecified upgrades or updates provided on a when-and-if-available basis is recognized ratably over the period during which such items are delivered.

        For hosting or SaaS arrangements, we recognize revenue as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In hosting arrangements, we consider the rights provided to the customer (e.g. whether the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and the feasibility of the customer to operate or contract with another vendor to operate the software) in determining whether the arrangement includes the sale of a software license. In hosting arrangements where software licenses are sold, license revenue is generally recognized according to whether perpetual or term licenses are sold, when all other revenue recognition criteria are satisfied.

        We recognize revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements, ratably over the contract period. For certain fixed-price contracts, such as consulting arrangements, we recognize revenue as work progresses using a proportional performance method. We estimate the total expected labor costs in order to determine the amount of revenue earned to date. We apply a proportional performance method because reasonably dependable estimates of the labor costs applicable to various stages of a contract can be made. On fixed-price contracts for design and build projects (to design, develop and construct software infrastructure and systems), we recognize revenue as work progresses using the percentage-of-completion method. We use the cost-to-cost method to measure progress toward completion as determined by the percentage of costs incurred to date compared to the total estimated costs of the project. Total project costs are subject to revision throughout the life of a fixed-price contract. Provisions for estimated losses on fixed-price contracts are recognized in the period when such losses become known and are recorded as a component of cost of sales. In circumstances when reasonable and reliable cost estimates for a project cannot be made we recognize revenue using the completed contract method.

        Outsourcing services revenue is generally recognized in the period when the service is provided and the amount earned is not contingent on the occurrence of any future event. We recognize revenue using an objective measure of output for per unit-priced contracts. Revenue for fixed-price outsourcing contracts with periodic billings is recognized on a straight-line basis if the service is provided evenly over the contract term. Provisions for estimated losses on outsourcing arrangements are recognized in the period when such losses become probable and estimable and are recorded as a component of cost of sales.

Warranty

        We accrue the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of our baseline experience. Warranty terms generally range from one to five years for parts and labor, depending upon the product. Over the last three fiscal years, the annual warranty expense has averaged approximately 2.4% of annual net product revenue.

Restructuring

        We have engaged in restructuring actions which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction and enhanced early retirement programs, the fair value of assets made redundant or obsolete, and the fair value of lease cancellation and other exit costs. We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. For a full description of our restructuring actions, refer to our discussions of restructuring in "Results of Operations" below and in Note 3, "Restructuring", to the Combined and Consolidated Financial Statements.

Retirement and Post-Retirement Benefits

        Our pension and other post-retirement benefit costs and obligations depend on various assumptions. Our major assumptions relate primarily to discount rates, mortality rates, expected increases in compensation levels and the expected long-term return on plan assets. The discount rate assumption is based on current investment yields of high-quality fixed-income securities with maturities similar to the expected benefits payment period. Mortality rates help predict the expected life of plan participants and are based on a historical demographic study of the plan. The expected increase in the compensation levels assumption reflects our long-term actual experience and future expectations. The expected long-term return on plan assets is determined based on asset allocations, historical portfolio results, historical asset correlations and management's expected returns for each asset class. In any fiscal year, significant differences may arise between the actual return and the expected long-term return on plan assets. Historically, differences between the actual return and expected long-term return on plan assets have resulted from changes in target or actual asset allocation, short-term performance relative to expected long-term performance, and to a lesser extent, differences between target and actual investment allocations, the timing of benefit payments compared to expectations, and the use of derivatives intended to effect asset allocation changes or hedge certain investment or liability exposures.

        Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 4, "Retirement and Post-Retirement Benefit Plans", to the Combined and Consolidated Financial Statements, which is incorporated herein by reference. The following table provides the impact changes in the weighted-average assumptions of discount rates, the expected increase in compensation levels

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

and the expected long-term return on plan assets would have had on our net periodic benefit cost for fiscal 2015:

	Change in percentage points	Change in Net Periodic Benefit Cost in millions
Assumptions:
Discount rate	(25)	$56
Expected increase in compensation levels	25	$12
Expected long-term return on plan assets	(25)	$42

Taxes on Earnings

        Our operations have historically been included in the tax returns filed by the respective Parent entities of which our businesses are a part. Income tax expense and other income tax related information contained in our Combined and Consolidated Financial Statements are presented on a separate return basis as if we filed our own tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods presented. The calculation of our income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. For the tax years 2014 and prior, current income tax liabilities related to entities which file jointly with Parent are assumed to be immediately settled with Parent and are relieved through the Parent company investment account and the Net transfers to Parent in the Combined and Consolidated Statements of Cash Flows. As of October 31, 2015, the current income tax liabilities will be settled by Hewlett Packard Enterprise.

        We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the final positions reflected in Parent's income tax returns. We adjust our current and deferred tax provisions based on Parent's income tax returns which are generally filed in the third or fourth quarters of the subsequent fiscal year.

        We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse.

        We record a valuation allowance to reduce deferred tax assets to the amount that we are more likely than not to realize. In determining the need for a valuation allowance, we consider future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. In the event we were to determine that it is more likely than not that we will be unable to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and recognize a corresponding charge to earnings or other comprehensive income in the period in which we make such a determination. Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously recognized valuation allowance. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the jurisdictions in which the deferred tax assets are located.

        Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided for U.S. federal taxes because we plan to reinvest such earnings indefinitely outside the U.S. We plan distributions of foreign earnings based on projected cash flow needs as well as the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we expect to indefinitely invest outside the U.S. and the amounts we expect to distribute to the U.S. and provide for the U.S. federal taxes due on amounts expected to be distributed to the U.S. Further, as a result of certain employment actions and capital investments we have undertaken, income from manufacturing activities in certain jurisdictions is subject to reduced tax rates and, in some cases, is wholly exempt from taxes for fiscal years through 2024. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact how future earnings are repatriated to the U.S., and our related future effective tax rate.

        We are subject to income taxes in the U.S. and approximately 105 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest. For a further discussion on taxes on earnings, refer to Note 6, "Taxes on Earnings", to the Combined and Consolidated Financial Statements.

Inventory

        We state our inventory at the lower of cost or market on a first-in, first-out basis. We make adjustments to reduce the cost of inventory to its net realizable value at the product group level for estimated excess or obsolescence. Factors influencing these adjustments include changes in demand, technological changes, product life-cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues.

Business Combinations

        We allocate the fair value of purchase consideration to the assets acquired, including in-process research and development ("IPR&D"), liabilities assumed, and non-controlling interests in the acquiree generally based on their fair values at the acquisition date. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, we will record a charge for the value of the related intangible asset to our Combined and Consolidated Statement of Earnings in the period it is abandoned. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquiree is recorded as goodwill.

        When determining the fair values of assets acquired, liabilities assumed, and non-controlling interests in the acquiree, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position, and discount

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Goodwill

        We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of each fiscal year, we perform a quantitative test for each of our reporting units.

        Goodwill is tested for impairment at the reporting unit level. As of October 31, 2015, our reporting units are consistent with the reportable segments identified in Note 2, "Segment Information", to the Combined and Consolidated Financial Statements, except for ES, which includes two reporting units: (1) MphasiS Limited and (2) the remainder of ES. In the first step of the goodwill impairment test, we compare the fair value of each reporting unit to its carrying amount. We estimate the fair value of our reporting units using a weighting of fair values derived most significantly from the income approach and, to a lesser extent, the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with business specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. We weight the fair value derived from the market approach depending on the level of comparability of these publicly traded companies to the reporting unit. When market comparables are not meaningful or not available, we estimate the fair value of a reporting unit using only the income approach. For the MphasiS Limited reporting unit, we utilized the quoted market price in an active market to estimate fair value. A significant and sustained decline in our stock price could provide evidence of a need to record a goodwill impairment charge.

        Estimating the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk adjusted discount rates, future economic and market conditions and the determination of appropriate comparable publicly traded companies. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.

        If the fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying amount, then we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit's assets, including any unrecognized intangible assets, liabilities and non-controlling interests are measured at fair value in a hypothetical analysis to calculate the implied fair value of goodwill for the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than its carrying amount, the difference is recorded as an impairment loss.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Our annual goodwill impairment analysis, which we performed as of the first day of the fourth quarter of fiscal 2015, did not result in any impairment charges. The excess of fair value over carrying amount for our reporting units ranged from 19% to approximately 120% of carrying amounts. The Software reporting unit has the lowest excess of fair value over carrying amount at 19%.

        In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. This hypothetical 10% decrease resulted in an excess of fair value over carrying amount for our reporting units ranging from 7% to approximately 100% of the carrying amounts with the Software reporting unit having the lowest excess of fair value over carrying amount of 7%. The fair value of the Software reporting unit is estimated using a weighting of both the income and market approaches. Our Software business is facing multiple challenges including the market shift to SaaS and go-to-market execution challenges. If we are not successful in addressing these challenges, our projected revenue growth rates could decline resulting in a decrease in the fair value of the Software reporting unit. The fair value of the Software reporting unit could also be negatively impacted by declines in market multiples of revenue for comparable publicly traded companies, a higher discount rate driven by higher interest rates, changes in management's business strategy or significant and sustained declines in our stock price following the separation, any of which could result in an indicator of impairment.

Intangible Assets

        We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of our finite-lived intangible assets is assessed based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the undiscounted future cash flows are less than the carrying amount, the finite-lived intangible assets are considered to be impaired. The amount of the impairment loss, if any, is measured as the difference between the carrying amount of the asset and its fair value. We estimate the fair value of finite-lived intangible assets by using an income approach or, when available and appropriate, using a market approach.

Fair Value of Derivative Instruments

        We use derivative instruments to manage a variety of risks, including risks related to foreign currency exchange rates and interest rates. We use forwards, swaps and options to hedge certain foreign currency and interest rate exposures. We do not use derivative financial instruments for speculative purposes. At October 31, 2015, the gross notional amount of our derivative portfolio was $29.5 billion. Assets and liabilities related to derivative instruments are measured at fair value, and were $819 million and $192 million, respectively, as of October 31, 2015.

        Fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often involves significant judgments about assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to the asset or liability being valued. We generally use industry standard valuation models to measure the fair value of our

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

derivative positions. When prices in active markets are not available for an identical asset or liability, we use industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market based observable inputs, including interest rate curves, Company and counterparty credit risk, foreign currency exchange rates, and forward and spot prices.

        For a further discussion of fair value measurements and derivative instruments, refer to Note 11, "Fair Value" and Note 12, "Financial Instruments", respectively, to the Combined and Consolidated Financial Statements.

Loss Contingencies

        We are involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events, pertaining to a particular case. Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingencies matters further discussed in Note 17, "Litigation and Contingencies", to the Combined and Consolidated Financial Statements are not a meaningful indicator of the Company's potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2015, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in our financial statements.

ACCOUNTING PRONOUNCEMENTS

        For a summary of recent accounting pronouncements applicable to our Combined and Consolidated financial statements see Note 1, "Overview and Summary of Significant Accounting Policies", to the Combined and Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

RESULTS OF OPERATIONS

        Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue on a constant currency basis, which assumes no change in foreign currency exchange rates from the prior-year period and doesn't adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This information is provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

for, the year-over-year percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31
	2015		2014		2013
	Dollars in millions
Net revenue	$52,107	100.0%	$55,123	100.0%	$57,371	100.0%
Cost of sales	37,168	71.3%	39,486	71.6%	41,630	72.6%

Gross profit	14,939	28.7%	15,637	28.4%	15,741	27.4%
Research and development	2,338	4.5%	2,197	4.0%	1,956	3.4%
Selling, general and administrative	8,025	15.4%	8,717	15.8%	8,601	15.0%
Amortization of intangible assets	852	1.7%	906	1.7%	1,228	2.2%
Restructuring charges	954	1.8%	1,471	2.7%	983	1.7%
Acquisition and other related charges	89	0.2%	11	—	21	—
Separation costs	797	1.5%	—	—	—	—
Defined benefit plan settlement charges	225	0.4%	—	—	—	—
Impairment of data center assets	136	0.3%	—	—	—	—

Earnings from operations	1,523	2.9%	2,335	4.2%	2,952	5.1%
Interest and other, net	(53)	(0.1)%	(91)	(0.1)%	(81)	(0.1)%

Earnings before taxes	1,470	2.8%	2,244	4.1%	2,871	5.0%
Benefit (provision) for taxes	991	1.9%	(596)	(1.1)%	(820)	(1.4)%

Net earnings	$2,461	4.7%	$1,648	3.0%	$2,051	3.6%

Net Revenue

        The components of the weighted net revenue change by segment were as follows:

	For the fiscal years ended October 31
	2015	2014
	Percentage Points
Enterprise Services	(4.7)	(3.0)
Software	(0.6)	(0.2)
Financial Services	(0.5)	(0.3)
Corporate Investments	—	—
Enterprise Group	0.3	(0.4)

Total HPE	(5.5)	(3.9)

Fiscal 2015 compared with Fiscal 2014

        In fiscal 2015, total HPE net revenue decreased 5.5% (flat on a constant currency basis) as compared with fiscal 2014. U.S. net revenue decreased 3.7% to $20.1 billion, while net revenue from outside of the U.S. decreased 6.6% to $32.0 billion.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        From a segment perspective, the primary factors contributing to the change in total Company net revenue are summarized as follows:

  •
  ES net revenue decreased due primarily to unfavorable currency impacts, revenue runoff in key accounts and weak growth in new and existing accounts;

  •
  Software net revenue decreased due primarily to unfavorable currency impacts and declines in license revenue;

  •
  FS net revenue decreased due to unfavorable currency impacts led primarily by weakness in the euro, and lower asset management activity primarily in customer buyouts; and

  •
  EG net revenue increased due primarily to growth in ISS and revenue resulting from our acquisition of Aruba in May 2015.

Fiscal 2014 compared with Fiscal 2013

        In fiscal 2014, total HPE net revenue decreased 3.9% (decreased 3.7% on a constant currency basis) as compared with fiscal 2013. U.S. net revenue decreased 7.5% to $20.8 billion, while net revenue from outside of the U.S. decreased 1.6% to $34.3 billion.

        From a segment perspective, the primary factors contributing to the change in total Company net revenue are summarized as follows:

  •
  ES net revenue decreased due primarily to revenue runoff in key accounts, soft demand for Infrastructure Technology Outsourcing, weak growth in new and existing accounts, particularly in EMEA, and contractual price declines;

  •
  EG net revenue decreased due to net revenue decreases in TS, BCS and Storage;

  •
  FS net revenue decreased due primarily to lower portfolio revenue from lower average portfolio assets and lower asset management activity, primarily in customer buyouts; and

  •
  Software net revenue decreased due to lower net revenue from licenses, support and professional services.

        A more detailed discussion of segment revenue is included under "Segment Information" below.

Gross Margin

Fiscal 2015 compared with Fiscal 2014

        HPE's gross margin increased by 0.3 percentage points for fiscal year 2015 compared with fiscal 2014. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

  •
  ES gross margin increased due primarily to service delivery efficiencies and improving profit performance in under-performing contracts;

  •
  EG gross margin decreased due primarily to a higher revenue mix of ISS products, unfavorable currency impacts and competitive pricing;

  •
  FS gross margin decreased due to unfavorable currency impacts, lower margin in customer buyouts, and lower portfolio margin due to competitive pricing; and

  •
  Software gross margin decreased due to a lower mix of license revenue.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2014 compared with Fiscal 2013

        HPE's gross margin increased by 1.0 percentage point for fiscal year 2014 compared with fiscal 2013. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

  •
  ES gross margin increased due primarily to our continued focus on service delivery efficiencies and improving profit performance in underperforming contracts;

  •
  Software gross margin increased due to the shift to more profitable contracts and improved workforce utilization in professional services;

  •
  FS gross margin increased due to a higher portfolio margin, primarily from lower bad debt expense, a lower cost of funds and improved margins in remarketing sales; and

  •
  EG gross margin decreased due primarily to the impact of a higher mix of ISS products, a lower mix of BCS products and competitive pricing pressure.

        A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.

Operating Expenses

  Research and Development

        R&D expense increased for both compare periods as we make investments in our strategic focus areas of cloud, security, big data and mobility.

        R&D expense increased by 6% in fiscal 2015 due primarily to increases in Networking (due in part to the acquisition of Aruba) and Technology Services in the EG segment and in Hewlett Packard Labs, partially offset by favorable currency impacts.

        R&D expense increased 12% in fiscal 2014 as compared to fiscal 2013 with increases across each of our segments.

  Selling, General and Administrative

        SG&A expense decreased 8% for fiscal 2015 as compared to fiscal 2014 due primarily to favorable currency impacts and declines in go-to-market costs as a result of lower commissions and productivity initiatives. The decrease was partially offset by higher administrative expenses due to expenses in the period from Aruba and indirect separation related activities.

        SG&A expense increased 1% in fiscal 2014 as compared to fiscal 2013 due primarily to higher compensation costs and higher selling costs from investments in the areas of cloud, networking and storage, partially offset by a gain from the sale of real estate.

  Amortization of Intangible Assets

        Amortization expense decreased in fiscal 2015 as compared to fiscal 2014 due primarily to certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods partially offset by amortization expense from intangible assets resulting from the Aruba acquisition.

        Amortization expense decreased in fiscal 2014 due primarily to certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Restructuring Charges

        Restructuring charges decreased in fiscal 2015 as compared to fiscal 2014 due primarily to lower charges from the multi-year restructuring plan initially announced in May 2012 (the "2012 Plan") partially offset by charges from the restructuring plan we announced in September 2015 (the "2015 Plan") which is in connection with our separation from Parent.

        Restructuring charges increased in fiscal 2014 as compared to fiscal 2013 due primarily to higher charges in connection with the multi-year restructuring plan initially announced in May 2012 (the "2012 Plan") and from increases to the 2012 Plan announced in fiscal 2014.

Acquisition and Other Related Charges

        Acquisition and other related charges increased in fiscal 2015 as compared to fiscal 2014, due primarily to charges resulting from the acquisition of Aruba, including a non-cash inventory fair value adjustment charge.

Separation Costs

        Separation costs for fiscal 2015 were primarily related to third-party consulting, contractor fees and other incremental costs.

Defined Benefit Plan Settlement Charges

        Defined benefit plan settlement charges in fiscal 2015 were related to U.S. defined benefit plan settlement expense and net periodic benefit cost resulting from Parent's voluntary lump sum program announced in January 2015.

Impairment of Data Center Assets

        Impairment of data center assets in fiscal 2015 resulted from our exit from several ES data centers.

Interest and Other, Net

        Interest and other, net expense decreased by $38 million in fiscal 2015 as compared to fiscal 2014 due to lower interest expense from lower average borrowings and a decrease in miscellaneous other expense.

        Interest and other, net expense increased by $10 million in fiscal 2014. The increase was due primarily to lower gains on sales of investments, partially offset by lower net earnings attributable to non-controlling interests in fiscal 2014.

Provision for Taxes

        Our effective tax rates were (67.4)%, 26.6% and 28.6% in fiscal 2015, 2014 and 2013, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that had the most significant effective tax rate impact in the periods presented were Puerto Rico, Singapore and China. We plan to reinvest certain earnings of these jurisdictions indefinitely outside the U.S. and therefore have not provided for U.S. taxes on those indefinitely reinvested earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        In fiscal 2015, we recorded $1.6 billion of net income tax benefits related to items unique to the year. These amounts primarily included $1.8 billion of income tax benefits related to a release of valuation allowances pertaining to certain U.S. deferred tax assets, $447 million of income tax benefits related to restructuring and separation related costs and $131 million of income tax benefits related to uncertain tax positions, the effects of which were partially offset by $486 million of tax charges to record valuation allowances on certain foreign deferred tax assets and $217 million of income tax charges related to state tax impacts of the separation of deferred taxes under the Separate Return Method.

        In fiscal 2014, we recorded $113 million of net income tax benefits related to items unique to the year. These amounts included $66 million of income tax benefits related to provision to return adjustments and $35 million of income tax benefits related to state rate changes.

        In fiscal 2013, we recorded $283 million of net income tax charges related to items unique to the year. These amounts included $231 million of income tax charges for adjustments related to uncertain tax positions and $54 million related to the settlement of tax audit matters.

        For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 6, "Taxes on Earnings", to the Combined and Consolidated Financial Statements.

Segment Information

        A description of the products and services for each segment can be found in Note 2, "Segment Information", to the Combined and Consolidated Financial Statements, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

        In connection with a strategic review of its software business by Parent prior to our separation, the marketing optimization software product group, a business which was historically managed by us and is included in our Software segment financial information prior to the effective date, was retained by HP Inc. following the separation. The strategic review determined that these software assets no longer aligned with the software business' strategic charter as they were outside the go-to-market focus of selling to IT departments.

Enterprise Group

	For the fiscal years ended October 31
	2015	2014	2013
	Dollars in millions
Net revenue	$27,907	$27,727	$27,989
Earnings from operations	$3,981	$4,005	$4,234
Earnings from operations as a % of net revenue	14.3%	14.4%	15.1%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points
	2015	2014	2013	2015	2014
	Dollars in millions
Industry Standard Servers	$13,412	$12,472	$12,100	3.4	1.3
Networking	2,846	2,628	2,525	0.8	0.4
Storage	3,180	3,315	3,474	(0.5)	(0.6)
Business Critical Systems	807	929	1,190	(0.5)	(0.9)
Technology Services	7,662	8,383	8,700	(2.6)	(1.1)

Total Enterprise Group	$27,907	$27,727	$27,989	0.6	(0.9)

Fiscal 2015 compared with Fiscal 2014

        EG net revenue increased 0.6% (increased 6.2% on a constant currency basis) in fiscal 2015. The increase in EG net revenue was due primarily to growth in ISS and from our acquisition of Aruba in May 2015, partially offset primarily by unfavorable currency impacts led by the euro and a net revenue decline in TS. We continue to experience challenges due to market trends, including the transition to cloud computing, as well as product and technology transitions, along with a highly competitive pricing environment.

        ISS net revenue increased 8% as a result of higher average unit prices ("AUPs) and unit volume growth. The increase in AUP's was across the server portfolio, primarily driven by higher option attach rates for memory, processors and hard drives and a mix shift to high-end new generation HPE ProLiant servers. The unit volume growth was primarily due to shipment increases in rack and density optimized server products. Networking net revenue increased 8% due primarily to revenue from Aruba, which resulted in higher revenue from wireless local area network ("WLAN") products, the effect of which was partially offset by competitive pricing pressures particularly in the China market. Storage net revenue decreased 4% as a result of a decline in traditional storage products, the effect of which was partially offset by growth in Converged Storage solutions from 3PAR StoreServ products, particularly All-flash arrays, and StoreOnce. BCS net revenue decreased 13% largely as a result of contraction in the overall UNIX market. TS net revenue decreased 9% due primarily to a reduction in support for BCS and traditional storage products along with lower revenue from consulting services, the effects of which were partially offset by growth in HPE Data Center Care and HPE Proactive Care support solutions.

        In fiscal 2015, EG earnings from operations as a percentage of net revenue decreased by 0.1 percentage point due to a decrease in gross margin partially offset by a decrease in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to a higher revenue mix of ISS products and unfavorable currency impacts and competitive pricing, the effects of which were partially offset by improved cost management, improved pricing in Storage and a higher gross margin contribution in Networking from Aruba. The decrease in operating expenses as a

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

percentage of net revenue was due primarily to favorable currency impacts partially offset by expenses in the period from Aruba.

Fiscal 2014 compared with Fiscal 2013

        EG net revenue decreased 0.9% (decreased 0.5% on a constant currency basis) in fiscal 2014. In EG, we continued to experience revenue challenges due to market trends, including the transition to cloud computing, as well as product and technology transitions, along with a highly competitive pricing environment. The decline in EG net revenue was due to net revenue declines in TS, BCS and Storage partially offset by net revenue growth in ISS and Networking.

        TS net revenue decreased 4% due primarily to a continued reduction in support for BCS, traditional storage products and lower support in networking services, partially offset by growth in support solutions for Converged Storage solutions and ISS. BCS net revenue decreased 22% as a result of ongoing pressures from the overall UNIX market contraction. Storage net revenue decreased by 5% as we continue to experience multiple challenges including product transitions from traditional storage products which include our tape, storage networking and legacy external disk products, to converged solutions, which include our 3PAR StoreServ, StoreOnce, and StoreVirtual products, other challenges include market weakness in high end converged solutions and sales execution challenges, the effects of which were partially offset by revenue growth in our Converged Storage solutions. Networking net revenue increased 4% due to higher switching product revenue as a result of growth in our data center products, partially offset by lower revenue from WLAN products. ISS net revenue increased by 3% due primarily to higher volume and higher average unit prices in rack and blade server products driven by higher option attach rates for memory, processors and hard drives.

        EG earnings from operations as a percentage of net revenue decreased by 0.7 percentage points in fiscal 2014 due to a decrease in gross margin coupled with an increase in operating expenses as a percentage of net revenue. The gross margin decline was due primarily to a higher mix of ISS products, a lower mix of BCS products and competitive pricing pressures, partially offset by supply chain cost optimization and improved cost management. The increase in operating expenses as a percentage of net revenue was driven by higher R&D investments, partially offset by continued cost savings associated with our ongoing restructuring efforts.

Enterprise Services

	For the fiscal years ended October 31
	2015	2014	2013
	Dollars in millions
Net revenue	$19,806	$22,398	$24,080
Earnings from operations	$1,019	$818	$805
Earnings from operations as a % of net revenue	5.1%	3.7%	3.3%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points
	2015	2014	2013	2015	2014
	Dollars in millions
Infrastructure Technology Outsourcing	$12,107	$14,038	$15,221	(8.6)	(4.9)
Application and Business Services	7,699	8,360	8,859	(3.0)	(2.1)

Total Enterprise Services	$19,806	$22,398	$24,080	(11.6)	(7.0)

Fiscal 2015 compared with Fiscal 2014

        ES net revenue decreased 11.6% (decreased 5.7% on a constant currency basis) in fiscal 2015. Performance in ES remained challenged by the impact of several large contracts winding down. The net revenue decrease in ES was due primarily to unfavorable currency impacts, revenue runoff in key accounts and weak growth in new and existing accounts, partially offset by growth in our SES portfolio which includes analytics and data management, security and cloud services. Net revenue in ITO decreased by 14% in fiscal 2015 due to unfavorable currency impacts, revenue runoff in key accounts and weak growth in new and existing accounts, particularly in EMEA in the first half of fiscal 2015, partially offset by growth in SES revenue in the second half of fiscal 2015. Net revenue in Application and Business Services ("ABS") declined by 8% in fiscal 2015, due to unfavorable currency impacts and weak growth in new and existing accounts in the first half of fiscal 2015, partially offset by growth in SES revenue in the second half of fiscal 2015.

        ES earnings from operations as a percentage of net revenue increased 1.4 percentage points in fiscal 2015. The increase in operating margin was due to an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. Gross margin increased due primarily to service delivery efficiencies and improving profit performance in underperforming contracts. The decrease in operating expenses as a percentage of net revenue was primarily driven by lower field selling costs, which was due to favorable currency impacts and our sales transformation initiatives.

Fiscal 2014 compared with Fiscal 2013

        ES net revenue decreased 7.0% (decreased 6.9% on a constant currency basis) in fiscal 2014. Performance in ES remained challenged by the impact of several large contracts winding down and lower public sector spending in EMEA, particularly in the United Kingdom. The net revenue decrease in ES was due primarily to revenue runoff in key accounts, weak growth in new and existing accounts, particularly in EMEA, and contractual price declines. These effects were partially offset by net revenue growth in our SES portfolio, which includes information management and analytics, security and cloud services. Net revenue in ITO decreased by 8% in fiscal 2014 due to revenue runoff in key accounts, weak growth in new and existing accounts, particularly in EMEA, and contractual price declines in ongoing contracts partially offset by growth in cloud and security revenue and favorable currency impacts. Net revenue in ABS decreased by 6% in fiscal 2014, due to revenue runoff in a key account,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

weak growth in new and existing accounts, particularly in EMEA, and unfavorable currency impacts, partially offset by growth in information management and analytics and cloud revenue.

        ES earnings from operations as a percentage of net revenue increased 0.4 percentage points in fiscal 2014. The increase in operating margin was due to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. Gross margin increased due primarily to our continued focus on service delivery efficiencies and improving profit performance in underperforming contracts, partially offset by unfavorable impacts from revenue runoff in key accounts and weak growth in new and existing accounts. The increase in operating expenses as a percentage of net revenue was primarily driven by the size of the revenue decline and higher administrative expenses and field selling costs. The increase in administrative expenses was due to the prior year period containing higher bad debt recoveries and insurance recoveries. The increase in selling costs was the result of expanding the sales force coverage as we transition from a reactive sales model to a more proactive approach.

Software

	For the fiscal years ended October 31
	2015	2014	2013
	Dollars in millions
Net revenue	$3,622	$3,933	$4,035
Earnings from operations	$788	$871	$889
Earnings from operations as a % of net revenue	21.8%	22.1%	22.0%

Fiscal 2015 compared with Fiscal 2014

        Software net revenue decreased 7.9% (decreased 4.1% on a constant currency basis) in fiscal 2015. Revenue growth in Software is being challenged by the overall market shift to SaaS solutions and related go-to-market sales execution challenges. Additionally, these challenges are impacting growth in license and support revenue. In fiscal 2015, net revenue growth was negatively impacted by foreign currency fluctuations across all regions, led primarily by weakness in the euro and the impact of the transfer of the marketing optimization product group. In fiscal 2015, net revenue from licenses, support, professional services and SaaS decreased by 13%, 5%, 9% and 4%, respectively.

        The decrease in license revenue was due primarily to the market shift to SaaS solutions and sales execution challenges and, as a result, we experienced lower revenue in IT operations management. The decrease in support revenue was due primarily to unfavorable currency impacts, past declines in license revenue and lower revenue due to the transfer of the marketing optimization product group to Parent effective at the beginning of the fourth quarter of fiscal 2015, partially offset by growth in revenue for security products. Professional services net revenue decreased due primarily to unfavorable currency impacts, our continued focus on higher-margin engagements and, as a result, we experienced a net revenue decrease in big data solutions, partially offset by net revenue growth in security products. SaaS net revenue decreased due primarily to sales execution challenges, which resulted in lower revenue from big data solutions, partially offset by net revenue growth in IT operations management.

        In fiscal 2015, Software earnings from operations as a percentage of net revenue decreased by 0.3 percentage points due to a decrease in gross margin and an increase in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to a lower mix of license revenue. The increase in operating expenses as a percentage of net revenue was due to the size of the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

revenue decline. During the period, operating expense declined due primarily to favorable currency impacts and lower SG&A expenses as a result of lower field selling costs driven by expense management.

Fiscal 2014 compared with Fiscal 2013

        Software net revenue decreased 2.5% (decreased 2.4% on a constant currency basis) in fiscal 2014. Revenue growth in Software was challenged by the overall market and customer shift to SaaS solutions, which is impacting growth in license and support revenue. In fiscal 2014, net revenue from licenses, support and professional services decreased by 4%, 2% and 5%, respectively, while SaaS net revenue increased by 5%.

        The decrease in license net revenue was due to the market and customer shift to SaaS solutions, which resulted in lower revenue, primarily from IT management products, partially offset by strength in some of our key focus areas of big data analytics and security. The decrease in support net revenue was due to declines in prior period license revenue. Professional services net revenue decreased as we continued our focus on higher margin engagements. These decreases were partially offset by higher SaaS revenue due to improving demand for our SaaS solutions in IT management and security products.

        In fiscal 2014, Software earnings from operations as a percentage of net revenue increased by 0.1 percentage point due to an increase in gross margin, partially offset by higher operating expenses as a percentage of net revenue. The increase in gross margin was due to the shift to more profitable contracts and improved workforce utilization in professional services. The increase in operating expenses as a percentage of net revenue was due primarily to investments in R&D, partially offset by lower SG&A expenses due to cost savings associated with our ongoing restructuring efforts and improved operational expense management.

Financial Services

	For the fiscal years ended October 31
	2015	2014	2013
	Dollars in millions
Net revenue	$3,216	$3,498	$3,629
Earnings from operations	$349	$389	$397
Earnings from operations as a % of net revenue	10.9%	11.1%	10.9%

Fiscal 2015 compared with Fiscal 2014

        FS net revenue decreased by 8.1% (decreased 1.5% on a constant currency basis) in fiscal 2015 due primarily to unfavorable currency impacts led by weakness in the euro and lower asset management activity in customer buyouts.

        FS earnings from operations as a percentage of net revenue decreased by 0.2 percentage points in fiscal 2015 due primarily to a decrease in gross margin while operating expense as a percentage of net revenue was flat in fiscal 2015 as compared to fiscal 2014. The decrease in gross margin was due to unfavorable currency impacts, lower margins in customer buyouts, and lower portfolio margin due to competitive pricing, the effects of which were partially offset by higher margins from asset recovery services. Operating expense as a percentage of net revenue was flat as a result of lower SG&A

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

expenses due primarily to lower field selling costs the effects of which were offset by size of the revenue decline.

Fiscal 2014 compared with Fiscal 2013

        FS net revenue decreased by 3.6% (decreased 3.3% on a constant currency basis) in fiscal 2014 due primarily to lower portfolio revenue from lower average portfolio assets and lower asset management activity, primarily in customer buyouts.

        FS earnings from operations as a percentage of net revenue increased by 0.2 percentage points in fiscal 2014. The increase was due primarily to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was the result of a higher portfolio margin, primarily from lower bad debt expense and a lower cost of funds and improved margins in remarketing sales. The increase in operating expenses as a percentage of net revenue was due primarily to higher go-to-market investments.

Financing Volume

	For the fiscal years ended October 31
	2015	2014	2013
	Dollars in millions
Total financing volume	$6,504	$6,425	$5,603

        New financing originations, which represent the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased 1.2% in fiscal 2015 and 14.7% in fiscal 2014, respectively. The increase in both fiscal 2015 and 2014 was driven by higher financing associated with Company product sales and related services offerings. The increase in fiscal 2015 was partially offset by unfavorable currency impacts led by weakness in the euro.

Portfolio Assets and Ratios

        The FS business model is asset intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from our internal management reporting system. The accounting policies used to derive FS amounts are substantially the same as those used by the Company. However, intercompany loans and certain accounts that are reflected in the segment balances are eliminated in our Combined and Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The portfolio assets and ratios derived from the segment balance sheet for FS were as follows:

	As of October 31
	2015	2014
	Dollars in millions
Financing receivables, gross	$6,655	$6,718
Net equipment under operating leases	2,915	2,792
Capitalized profit on intercompany equipment transactions(1)	853	764
Intercompany leases(1)	1,990	2,002

Gross portfolio assets	12,413	12,276

Allowance for doubtful accounts(2)	95	111
Operating lease equipment reserve	58	68

Total reserves	153	179

Net portfolio assets	$12,260	$12,097

Reserve coverage	1.2%	1.5%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)
Intercompany activity is eliminated in consolidation.

(2)
Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $10.7 billion at both October 31, 2015 and October 31, 2014, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both October 31, 2015 and October 31, 2014 was $1.5 billion.

        At October 31, 2015 and October 31, 2014, FS cash and cash equivalents and short-term investments were $589 million and $952 million, respectively.

        Net portfolio assets at October 31, 2015 increased 1.3% from October 31, 2014. The increase generally resulted from new financing volume partially offset by portfolio runoff and unfavorable currency impacts.

        FS recorded net bad debt expense and operating lease equipment reserves of $46 million, $40 million and $50 million in fiscal 2015, 2014 and 2013, respectively.

Corporate Investments

	For the fiscal years ended October 31
	2015	2014	2013
	Dollars in millions
Net revenue	$7	$4	$8
Loss from operations	$(542)	$(341)	$(222)
Loss from operations as a % of net revenue(1)	NM	NM	NM

(1)
"NM" represents not meaningful.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        For both fiscal 2015 and 2014, as compared to the prior-year periods, the increase in the loss from operations was due primarily to higher expenses associated with cloud-related incubation activities and Hewlett Packard Labs.

LIQUIDITY AND CAPITAL RESOURCES

        We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, restructuring activities, remaining separation costs, maturing debt, interest payments, income tax payments and the payment of future stockholder dividends, in addition to any future investments and any future share repurchases. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. For example, under the tax matters agreement entered into in connection with the separation, we will generally be prohibited, except in specific circumstances, from issuing equity securities beyond certain thresholds for a two-year period following the separation. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A, each of which is incorporated herein by reference.

        Our cash balances are held in numerous locations throughout the world, with substantially all of those amounts held outside of the U.S. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Our cash position is strong and we expect that our cash balances, anticipated cash flow generated from operations and access to capital markets will be sufficient to cover our expected near-term cash outlays.

        Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may from time to time be subject to short-term intercompany loans into the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, some would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign earnings is restricted by local law. Except for foreign earnings that are considered indefinitely reinvested outside of the U.S., we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the U.S. and we would meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

        On October 13, 2015, our Board of Directors announced a $3.0 billion share repurchase program. The number of shares that we repurchase under the share repurchase program may vary depending on numerous factors, including share price, liquidity and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity, if any, during any particular period may fluctuate. We may commence, accelerate, suspend, delay or discontinue any share repurchase activity any time, without notice. This program does not have a specific expiration date.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        In December 2015, in connection with the Separation and Distribution Agreement, we received a final cash allocation of approximately $526 million from Parent. The cash allocation would be based on the projected cash requirements of the Company.

Liquidity

        Our cash and cash equivalents, total debt and available borrowing resources were as follows:

	As of October 31
	2015	2014	2013
	In millions
Cash and cash equivalents	$9,842	$2,319	$2,182
Total debt	$15,794	$1,379	$1,675
Available borrowing resources	$6,166	—	—

        Our key cash flow metrics were as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
Net cash provided by operating activities	$3,661	$6,911	$8,739
Net cash used in investing activities	(5,413)	(2,974)	(2,227)
Net cash provided by (used in) financing activities	9,275	(3,800)	(6,464)

Net increase in cash and cash equivalents	$7,523	$137	$48

Operating Activities

        Net cash provided by operating activities decreased by $3.3 billion for fiscal 2015 as compared to fiscal 2014 due primarily to the impact from a four day reduction in the cash conversion cycle in fiscal 2015 as compared to fiscal 2014 as compared to a thirteen day reduction in the cash conversion cycle in fiscal 2014 as compared to fiscal 2013, and lower cash from financing receivables. Net cash provided by operating activities decreased by $1.8 billion for fiscal 2014 as compared to fiscal 2013 due primarily to higher cash payments for accrued expenses and lower net earnings, partially offset by a reduction in the cash conversion cycle.

        Our key working capital metrics were as follows:

	As of October 31
	2015	2014	2013
Days of sales outstanding in accounts receivable	57	54	58
Days of supply in inventory	21	17	17
Days of purchases outstanding in accounts payable	(55)	(44)	(35)

Cash conversion cycle	23	27	40

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. For fiscal 2015 as compared to the prior-year period the increase in DSO was due to unfavorable payment linearity and longer

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

standard payment terms for Aruba. For fiscal 2014 as compared to the prior-year period, the decrease in DSO was due primarily to improved accounts receivable management and the impact of currency.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. For fiscal 2015, the increase in DOS was due to higher inventory to support service levels. For fiscal 2014 and 2013, DOS remained generally consistent.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. For fiscal 2015 as compared to the prior-year period and for fiscal 2014 as compared to the prior-year period, the increase in DPO as compared to the prior-year periods was primarily the result of an extension of payment terms with our suppliers.

        The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms, the extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.

Investing Activities

        Net cash used in investing activities increased by $2.4 billion for fiscal 2015 as compared to fiscal 2014 due primarily to the acquisition of Aruba. Net cash used in investing activities increased by $747 million in fiscal 2014 as compared to fiscal 2013 due primarily to higher cash utilization for purchases of property, plant and equipment, net of proceeds from sales.

Financing Activities

        Cash flows from financing activities for fiscal 2015, 2014 and 2013 primarily represent Net transfers from (to) Parent and net payments on debt. As cash and the financing of our operations have historically been managed by Parent, the components of Net transfers from (to) Parent include cash transfers from us to Parent and payments by Parent to settle our obligations. These transactions are considered to be effectively settled for cash at the time the transaction is recorded.

Capital Resources

Debt Levels

	As of October 31
	2015	2014	2013
	Dollars in millions
Short-term debt	$691	$894	$1,058
Long-term debt	$15,103	$485	$617
Weighted-average interest rate	3.0%	2.63%	2.51%

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.

        In connection with our separation capitalization plan, on October 9, 2015 we completed our offering of $14.6 billion aggregate principal amount of senior notes (the "Notes"). As intended, net

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

proceeds of $14.5 billion from the senior notes offering were distributed to HP Inc. to redeem or repurchase certain of its outstanding notes and to facilitate the separation of Hewlett Packard Enterprise from HP Inc. For fiscal 2014 and 2013, debt levels reflect only those debt balances which were the legal obligation of the subsidiaries comprising the businesses of the Company. For more information on our borrowings, see Note 13, "Borrowings", to the Combined and Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

        Our weighted-average interest rate reflects the effective interest rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 11, "Financial Instruments", to the Combined and Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Revolving Credit Facility

        On November 1, 2015, the Company entered into a revolving credit facility (the "Credit Agreement"), together with the lenders named therein, JPMorgan Chase Bank, N.A. ("JPMorgan"), as co-administrative agent and administrative processing agent, and Citibank, N.A., as co-administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.0 billion. Loans under the revolving credit facility may be used for general corporate purposes. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to satisfaction of certain conditions, by up to two one-year periods. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating.

Available Borrowing Resources

        As of October 31, 2015, we had the following resources available to obtain short- or long-term financing if we need additional liquidity:

As of October 31, 2015
In millions
Commercial paper programs	$4,461
Uncommitted lines of credit	$1,705

        For more information on our available borrowings resources, see Note 13, "Borrowings", to the Combined and Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS

        Our contractual and other obligations as of October 31, 2015, were as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on long-term debt(1)	$15,320	$135	$5,671	$3,009	$6,505
Interest payments on long-term debt(2)	5,008	379	694	759	3,176
Operating lease obligations (net of sublease rental income)	2,423	503	733	477	710
Purchase obligations(3)	1,739	477	806	371	85
Capital lease obligations (includes interest)	3	2	1	—	—

Total(4)(5)(6)	$24,493	$1,496	$7,905	$4,616	$10,476

(1)
Amounts represent the principal cash payments relating to our long-term debt and do not include any fair value adjustments, discounts or premiums.

(2)
Amounts represent the expected interest payments relating to our long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Senior Notes to variable interest rates. The impact of our outstanding interest rate swaps at October 31, 2015 was factored into the calculation of the future interest payments on long-term debt.

(3)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are related principally to inventory and other items. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust terms based on our business needs prior to the delivery of goods or performance of services.

(4)
In fiscal 2016, HPE anticipates making contributions of $366 million to its non-U.S. pension plans, expects to pay benefits of $1 million to its U.S. non-qualified pension plan participants and expects to pay claims of $3 million under its post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, "Retirement and Post-Retirement Benefit Plans", to the Combined and Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(5)
We expect future cash payments of approximately $3.0 billion in connection with our approved restructuring plans which includes $1.2 billion expected to be paid in fiscal 2016 with the remaining approximately $1.8 million of cash payments to be made through fiscal 2021. Payments for restructuring have been excluded from the contractual obligations table, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities, see Note 3, "Restructuring", to the Combined and Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(6)
As of October 31, 2015, we had approximately $2.5 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $15 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, "Taxes on Earnings", to the Combined and Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

        We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party revolving short-term financing arrangements, see Note 7, "Balance Sheet Details", to the Combined and Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

        In the normal course of business, we are exposed to foreign currency exchange rate and interest rate risks that could impact our financial position and results of operations. Our risk management strategy with respect to these market risks may include the use of derivative financial instruments. We use derivative contracts only to manage existing underlying exposures. Accordingly, we do not use derivative contracts for speculative purposes. Our risks, risk management strategy and a sensitivity analysis estimating the effects of changes in fair value for each of these exposures is outlined below.

        Actual gains and losses in the future may differ materially from the sensitivity analyses based on changes in the timing and amount of foreign currency exchange rate and interest rate movements and our actual exposures and derivatives in place at the time of the change, as well as the effectiveness of the derivative to hedge the related exposure.

Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 79 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2015 were the euro, the British pound, Chinese yuan (renminbi) and the Japanese yen. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.

        We use a combination of forward contracts and, from time to time, options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue and, to a lesser extent, cost of sales and intercompany loans denominated in currencies other than the U.S. dollar. In addition, when debt is denominated in a foreign currency, we may use swaps to exchange the foreign currency principal and interest obligations for U.S. dollar-denominated amounts to manage the exposure to changes in foreign currency exchange rates. We also use other derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency balance sheet exposures. Alternatively, we may choose not to hedge the risk associated with our foreign currency exposures, primarily if such exposure acts as a natural hedge for offsetting amounts denominated in the same currency or if the currency is too difficult or too expensive to hedge.

        We have performed sensitivity analyses as of October 31, 2015 and 2014, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2015 and 2014. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $21 million and $14 million at October 31, 2015 and 2014, respectively.

Interest rate risk

        We also are exposed to interest rate risk related to debt we have issued and our investment portfolio and financing receivables. We issue long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing.

        We often use interest rate and/or currency swaps to modify the market risk exposures in connection with the debt to achieve U.S. dollar LIBOR-based floating interest expense. The swap transactions generally involve the exchange of fixed for floating interest payments. However, we may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if we believe a larger proportion of fixed-rate debt would be beneficial.

        In order to hedge the fair value of certain fixed-rate investments, we may enter into interest rate swaps that convert fixed interest returns into variable interest returns. We may use cash flow hedges to hedge the variability of LIBOR-based interest income received on certain variable-rate investments. We may also enter into interest rate swaps that convert variable rate interest returns into fixed-rate interest returns.

        We have performed sensitivity analyses as of October 31, 2015 and 2014, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments, financing receivables and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments, financing receivables and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2015 and 2014. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, investments and financing receivables, net of interest rate swaps, of $52 million and $7 million at October 31, 2015 and 2014, respectively.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
    Hewlett Packard Enterprise Company

        We have audited the accompanying combined and consolidated balance sheets of Hewlett Packard Enterprise Company and subsidiaries (the "Company") as of October 31, 2015 and 2014, and the related combined and consolidated statements of earnings, comprehensive income, cash flows, and equity for each of the three years in the period ended October 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the combined and consolidated financial position of Hewlett Packard Enterprise Company and subsidiaries at October 31, 2015 and 2014, and the combined and consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

San Jose, California
December 17, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Combined and Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2015	2014	2013
	In millions, except per share amounts
Net revenue:
Products	$19,635	$19,171	$19,383
Services	32,111	35,551	37,541
Financing income	361	401	447

Total net revenue	52,107	55,123	57,371

Costs and expenses:
Cost of products	12,978	12,394	12,360
Cost of services	23,950	26,815	28,958
Financing interest	240	277	312
Research and development	2,338	2,197	1,956
Selling, general and administrative	8,025	8,717	8,601
Amortization of intangible assets	852	906	1,228
Restructuring charges	954	1,471	983
Acquisition and other related charges	89	11	21
Separation costs	797	—	—
Defined benefit plan settlement charges	225	—	—
Impairment of data center assets	136	—	—

Total costs and expenses	50,584	52,788	54,419

Earnings from operations	1,523	2,335	2,952

Interest and other, net	(53)	(91)	(81)

Earnings before taxes	1,470	2,244	2,871
Benefit (provision) for taxes	991	(596)	(820)

Net earnings	$2,461	$1,648	$2,051

Net earnings per share(1):
Basic	$1.36	$0.91	$1.14

Diluted	$1.34	$0.90	$1.12

Number of shares used to compute net earnings per share(1):
Basic	1,804	1,804	1,804

Diluted	1,834	1,834	1,834

(1)
On November 1, 2015, HP Inc. (formerly Hewlett-Packard Company) distributed a total of 1.8 billion shares of Hewlett Packard Enterprise common stock to HP Inc. stockholders as of the record date. The number of shares used to compute basic and diluted net earnings per share ("EPS") for the period ended October 31, 2015 is used for the calculation of net EPS for all periods presented. See Note 16, "Net Earnings Per Share", for further details.

The accompanying notes are an integral part of these Combined and
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Combined and Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
Net earnings	$2,461	$1,648	$2,051

Other comprehensive (loss) income before taxes:
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains arising during the period	(10)	5	44
Gains reclassified into earnings	—	(1)	(49)

	(10)	4	(5)

Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains arising during the period	481	111	36
(Gains) losses reclassified into earnings	(480)	60	(53)

	1	171	(17)

Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(382)	(794)	115
Amortization of actuarial loss and prior service benefit	214	82	86
Curtailments, settlements and other	4	18	9
Plans transferred from Parent during the period	(2,607)	—	—
Merged into Parent's Shared plans during the period	—	61	142

	(2,771)	(633)	352

Change in cumulative translation adjustment	(198)	(85)	(150)

Other comprehensive (loss) income before taxes	(2,978)	(543)	180
Benefit (provision) for taxes	211	(10)	(76)

Other comprehensive (loss) income, net of taxes	(2,767)	(553)	104

Comprehensive (loss) income	$(306)	$1,095	$2,155

The accompanying notes are an integral part of these Combined and
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Combined and Consolidated Balance Sheets

	As of October 31
	2015	2014
	In millions
ASSETS
Current assets:
Cash and cash equivalents	$9,842	$2,319
Accounts receivable	8,538	8,423
Financing receivables	2,918	2,974
Inventory	2,198	1,884
Other current assets	7,677	6,431

Total current assets	31,173	22,031

Property, plant and equipment	9,886	8,520
Long-term financing receivables and other assets	11,020	6,503
Goodwill	27,261	25,960
Intangible assets	1,930	2,057

Total assets	$81,270	$65,071

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and short-term borrowings	$691	$894
Accounts payable	5,828	4,889
Employee compensation and benefits	2,902	2,737
Taxes on earnings	634	706
Deferred revenue	5,154	5,129
Accrued restructuring	628	711
Other accrued liabilities	6,314	4,694

Total current liabilities	22,151	19,760

Long-term debt	15,103	485
Other liabilities	10,098	7,654
Commitments and contingencies
Equity:
Parent company investment	38,550	39,024
Retained earnings	—	—
Accumulated other comprehensive loss	(5,015)	(2,248)

Equity attributable to the Company	33,535	36,776
Non-controlling interests	383	396

Total equity	33,918	37,172

Total liabilities and equity	$81,270	$65,071

The accompanying notes are an integral part of these Combined and
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Combined and Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
Cash flows from operating activities:
Net earnings	$2,461	$1,648	$2,051
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,947	4,144	4,396
Stock-based compensation expense	565	427	374
Provision for doubtful accounts	52	80	81
Provision for inventory	155	125	161
Restructuring charges	954	1,471	983
Deferred taxes on earnings	(2,522)	(304)	(248)
Excess tax benefit from stock-based compensation	(100)	(44)	(1)
Other, net	376	11	325
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9	986	580
Financing receivables	(393)	428	478
Inventory	(424)	69	(251)
Accounts payable	868	611	472
Taxes on earnings	956	404	532
Restructuring	(1,021)	(1,239)	(733)
Other assets and liabilities	(2,222)	(1,906)	(461)

Net cash provided by operating activities	3,661	6,911	8,739

Cash flows from investing activities:
Investment in property, plant and equipment	(3,344)	(3,620)	(2,497)
Proceeds from sale of property, plant and equipment	380	606	370
Purchases of available-for-sale securities and other investments	(243)	(940)	(938)
Maturities and sales of available-for-sale securities and other investments	298	1,023	1,005
Payments made in connection with business acquisitions, net of cash acquired	(2,644)	(49)	(167)
Proceeds from business divestitures, net	140	6	—

Net cash used in investing activities	(5,413)	(2,974)	(2,227)

Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	(39)	18	(121)
Issuance of debt	866	852	1,083
Payment of debt	(1,077)	(1,135)	(2,200)
Net transfers from (to) Parent	9,440	(3,542)	(5,196)
Issuance of Senior Notes relating to separation	14,546	—	—
Distribution of net proceeds of Senior Notes relating to separation to Parent	(14,529)	—	—
Cash dividends paid to non-controlling interests	(32)	(37)	(31)
Excess tax benefit from stock-based compensation	100	44	1

Net cash provided by (used in) financing activities	9,275	(3,800)	(6,464)

Increase in cash and cash equivalents	7,523	137	48
Cash and cash equivalents at beginning of period	2,319	2,182	2,134

Cash and cash equivalents at end of period	$9,842	$2,319	$2,182

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$192	$302	$354
Interest expense paid	$291	$357	$374
Supplemental schedule of non-cash investing and financing activities:
Net transfers of property, plant and equipment from Parent	$1,788	$—	$—

The accompanying notes are an integral part of these Combined and
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Combined and Consolidated Statements of Equity

	Parent Company Investment	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions
Balance at October 31, 2012	$40,971	$(1,799)	$39,172	$397	$39,569
Net earnings	2,051		2,051		2,051
Other comprehensive income		104	104		104

Comprehensive income			2,155		2,155

Net transfers to Parent	(3,339)		(3,339)		(3,339)
Changes in non-controlling interests				(10)	(10)

Balance at October 31, 2013	39,683	(1,695)	37,988	387	38,375
Net earnings	1,648		1,648		1,648
Other comprehensive loss		(553)	(553)		(553)

Comprehensive income			1,095		1,095

Net transfers to Parent	(2,307)		(2,307)		(2,307)
Changes in non-controlling interests				9	9

Balance at October 31, 2014	39,024	(2,248)	36,776	396	37,172
Net earnings	2,461		2,461		2,461
Other comprehensive loss		(2,767)	(2,767)		(2,767)

Comprehensive income			(306)		(306)

Net transfers from Parent	11,594		11,594		11,594
Distribution of net proceeds of Senior Notes to Parent	(14,529)		(14,529)		(14,529)
Changes in non-controlling interests				(13)	(13)

Balance at October 31, 2015	$38,550	$(5,015)	$33,535	$383	$33,918

The accompanying notes are an integral part of these Combined and
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements

Note 1: Overview and Summary of Significant Accounting Policies

Background

        Hewlett Packard Enterprise Company ("we", "us", "our", "Hewlett Packard Enterprise", "HPE" or "the Company") is a leading global provider of the cutting-edge technology solutions customers need to optimize their traditional information technology ("IT") while helping them build the secure, cloud-enabled, mobile-ready future that is uniquely suited to their needs. Our customers range from small- and medium-sized businesses ("SMBs") to large global enterprises.

        On October 8, 2015, Hewlett Packard Enterprise's Registration Statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission ("SEC"). On November 1, 2015, the Company became an independent publicly-traded company through a pro rata distribution by HP Inc. ("Parent" or "HPI"), formerly known as Hewlett-Packard Company ("HP Co."), of 100% of the outstanding shares of Hewlett Packard Enterprise Company to HP Inc.'s stockholders. Each HP Inc. stockholder of record received one share of Hewlett Packard Enterprise common stock for each share of HP Inc. common stock held on the record date. Approximately 1.8 billion shares of Hewlett Packard Enterprise common stock were distributed on November 1, 2015 to HP Inc. stockholders. In connection with the separation, Hewlett Packard Enterprise's common stock began trading "regular-way" under the ticker symbol "HPE" on the New York Stock Exchange on November 2, 2015.

Basis of Presentation

        Prior to October 31, 2015, the combined financials statements were derived from the Consolidated Financial Statements and accounting records of Parent as if it were operated on a standalone basis during the periods presented. On October 31, 2015, the combined and consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries in accordance with the separation agreement for the transfer of assets and liabilities from Parent to the Company. These Combined and Consolidated Financial Statements of the Company were prepared in connection with the separation and in accordance with U.S. generally accepted accounting principles ("GAAP").

        The Combined and Consolidated Statements of Earnings and Comprehensive Income of the Company reflect allocations of general corporate expenses from Parent including, but not limited to, executive management, finance, legal, information technology, employee benefits administration, treasury, risk management, procurement, and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. Management of the Company and Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

        The Combined and Consolidated Balance Sheet of the Company as of October 31, 2014 included Parent assets and liabilities that were specifically identifiable or otherwise attributable to the Company, including subsidiaries and affiliates in which Parent had a controlling financial interest or was the primary beneficiary. Parent's cash had not been assigned to the Company for any of the periods presented because those cash balances are not directly attributable to the Company. The Company

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

reflected transfers of cash to and from Parent's cash management system as a component of Parent company investment on the Combined and Consolidated Balance Sheets. Parent's long-term debt had not been attributed to the Company for any of the periods presented because Parent's borrowings were not the legal obligation of the Company. As of October 31, 2015, substantially all of the assets and liabilities and operations were transferred from Parent to the Company and the Combined and Consolidated Balance Sheet of the Company included the accounts of the Company and its wholly-owned subsidiaries. Additionally, subsequent to the separation, the Company received a final cash allocation from HP Inc. and accrued certain general cross-indemnifications liabilities. See Note 14, "Related Party Transactions and Parent Company investment", and Note 18, "Guarantees, Indemnifications and Warranties", for a full description of these items.

        Parent maintained various benefit and stock-based compensation plans at a corporate level and other benefit plans at a subsidiary level. The Company's employees participated in those programs and a portion of the cost of those plans was included in the Company's Combined and Consolidated Financial Statements. However, the Company's Combined Balance Sheet at October 31, 2014 did not include any net benefit plan obligations unless the benefit plan only included active, retired and other former Company employees or any equity related to stock-based compensation plans. See Note 4, "Retirement and Post-Retirement Benefit Plans", and Note 5, "Stock-based Compensation", for a further description.

        As of November 1, 2015, in connection with the separation and distribution, Parent's investment in the Company's business was redesignated as stockholders' equity and allocated between common stock and additional paid-in capital based on the number of shares of the Company's common stock outstanding at the distribution date.

Principles of Combination and Consolidation

        The Combined and Consolidated Financial Statements include the Company's net assets and results of operations as described above. All intercompany transactions and accounts within the combined and consolidated businesses of the Company have been eliminated.

        Intercompany transactions between the Company and Parent are considered to be effectively settled in the Combined and Consolidated Financial Statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Combined and Consolidated Statements of Cash Flows within financing activities and in the Combined and Consolidated Balance Sheets within Parent company investment.

        The Company accounts for investments in companies over which it has the ability to exercise significant influence but does not hold a controlling interest under the equity method, and the Company records its proportionate share of income or losses in Interest and other, net in the Combined and Consolidated Statements of Earnings.

        Non-controlling interests are presented as a separate component within Equity in the Combined and Consolidated Balance Sheets. Net earnings attributable to the non-controlling interests are recorded within Interest and other, net in the Combined and Consolidated Statements of Earnings and are not presented separately as they were not material for any period presented.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Combined and Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Foreign Currency Translation

        The Company predominately uses the U.S. dollar as its functional currency. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for nonmonetary assets and liabilities. Net revenue, costs and expenses denominated in non-U.S. dollars are recorded in U.S. dollars at the average rates of exchange prevailing during the period. The Company includes gains or losses from foreign currency remeasurement in Interest and other, net in the Combined and Consolidated Statements of Earnings and gains and losses from cash flow hedges in Net revenue as the hedged revenue is recognized. Certain non-U.S. subsidiaries designate the local currency as their functional currency, and the Company records the translation of their assets and liabilities into U.S. dollars at the balance sheet date as translation adjustments and includes them as a component of Accumulated other comprehensive loss in the Combined and Consolidated Balance Sheets. The effect of foreign currency exchange rates on cash and cash equivalents was not material for any of the fiscal years presented.

Parent Company Investment

        Parent company investment in the Combined and Consolidated Balance Sheets and Statements of Equity represents Parent's historical investment in the Company, the net effect of transactions with and allocations from Parent and the Company's accumulated earnings. See Note 14, "Related Party Transactions and Parent Company Investment", for further information about transactions between the Company and Parent.

Revenue Recognition

  General

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable, and collectability is reasonably assured. Additionally, the Company recognizes hardware revenue on sales to channel partners, including resellers, distributors or value-added solution providers at the time of delivery when the channel partners have economic substance apart from the Company, and the Company has completed its obligations related to the sale. The Company generally recognizes revenue for its standalone software sales to channel partners on receipt of evidence that the software has been sold to a specific end user. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified refund or return rights.

        The Company reduces revenue for customer and distributor programs and incentive offerings, including price protection, rebates, promotions, other volume-based incentives and expected returns, at the later of the date of revenue recognition or the date the sales incentive is offered. Future market

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

conditions and product transitions may require the Company to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. For certain incentive programs, the Company estimates the number of customers expected to redeem the incentive based on historical experience and the specific terms and conditions of the incentive.

        In instances when revenue is derived from sales of third-party vendor products or services, the Company records revenue on a gross basis when the Company is a principal to the transaction and on a net basis when the Company is acting as an agent between the customer and the vendor. The Company considers several factors to determine whether it is acting as a principal or an agent, most notably whether the Company is the primary obligor to the customer, has established its own pricing and has inventory and credit risks.

        The Company reports revenue net of any taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

  Multiple element arrangements

        When a sales arrangement contains multiple elements or deliverables, such as hardware and software products, and/or services, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE") of selling price, if available, third-party evidence ("TPE") if VSOE of selling price is not available, or estimated selling price ("ESP") if neither VSOE of selling price nor TPE is available. The Company establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. The Company establishes TPE of selling price by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The Company establishes ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and technology industry life cycles. In most arrangements with multiple elements, the Company allocates the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price.

        In multiple element arrangements that include software that is more-than-incidental, the Company allocates the transaction price to the individual units of accounting for the non-software deliverables and to the software deliverables as a group using the relative selling price of each of the deliverables in the arrangement based on the selling price hierarchy. If the arrangement contains more than one software deliverable, the transaction price allocated to the group of software deliverables is then allocated to each component software deliverable.

        The Company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. For elements with no standalone value, the Company recognizes revenue consistent with the pattern of the undelivered elements. If the arrangement includes a customer-negotiated refund or return right or other contingency relative to the delivered items, and the delivery and performance of the undelivered items is considered probable and substantially within the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

Company's control, the delivered element constitutes a separate unit of accounting. In arrangements with combined units of accounting, changes in the allocation of the transaction price among elements may impact the timing of revenue recognition for the contract but will not change the total revenue recognized for the contract.

  Product revenue

  Hardware

        Under the Company's standard terms and conditions of sale, the Company transfers title and risk of loss to the customer at the time product is delivered to the customer and recognizes revenue accordingly, unless customer acceptance is uncertain or significant obligations to the customer remain. The Company reduces revenue for estimated customer returns, price protection, rebates and other programs offered under sales agreements established by the Company with its distributors and resellers. The Company records revenue from the sale of equipment under sales-type leases as product revenue at the inception of the lease. The Company accrues the estimated cost of post-sale obligations, including standard product warranties, based on historical experience at the time the Company recognizes revenue.

  Software

        The Company recognizes revenue from perpetual software licenses at the inception of the license term, assuming all revenue recognition criteria have been satisfied. Term-based software license revenue is generally recognized ratably over the term of the license. The Company uses the residual method to allocate revenue to software licenses at inception of the arrangement when VSOE of fair value for all undelivered elements, such as post-contract customer support, exists and all other revenue recognition criteria have been satisfied. The Company recognizes revenue from maintenance and unspecified upgrades or updates provided on a when-and-if-available basis ratably over the period during which such items are delivered. The Company recognizes revenue for hosting or software-as-a-service ("SaaS") arrangements as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In hosting arrangements, the Company considers the rights provided to the customer (e.g. whether the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and the feasibility of the customer to operate or contract with another vendor to operate the software) in determining whether the arrangement includes the sale of a software license. In hosting arrangements where software licenses are sold, license revenue is generally recognized according to whether perpetual or term licenses are sold, when all other revenue recognition criteria are satisfied.

  Services revenue

        The Company recognizes revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements, ratably over the contract period and recognizes the costs associated with these contracts as incurred. For time and material contracts, the Company recognizes revenue as services are rendered and recognizes costs as they are incurred.

        The Company recognizes revenue from certain fixed-price contracts, such as consulting arrangements, as work progresses over the contract period on a proportional performance basis, as

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

determined by the percentage of labor costs incurred to date compared to the total estimated labor costs of a contract. The Company recognizes revenue on fixed-price contracts for design and build projects (to design, develop and construct software and systems) using the percentage-of-completion method. The Company uses the cost-to-cost method to measure progress toward completion as determined by the percentage of cost incurred to date compared to the total estimated costs of the project. Estimates of total project costs for fixed-price contracts are regularly revised during the life of a contract. Provisions for estimated losses on fixed-priced contracts are recognized in the period when such losses become known. If reasonable and reliable cost estimates for a project cannot be made, the Company uses the completed contract method and recognizes revenue and costs upon service completion.

        The Company generally recognizes outsourcing services revenue in the period when the service is provided and the amount earned is not contingent on the occurrence of any future event. The Company recognizes revenue using an objective measure of output for unit-priced contracts. Revenue for fixed-price outsourcing contracts with periodic billings is recognized on a straight-line basis if the service is provided evenly during the contract term. Provisions for estimated losses on outsourcing arrangements are recognized in the period when such losses become probable and estimable.

        The Company recognizes revenue from operating leases on a straight-line basis as service revenue over the rental period.

  Financing income

        Sales-type and direct-financing leases produce financing income, which the Company recognizes at consistent rates of return over the lease term.

  Deferred revenue and deferred costs

        The Company records amounts invoiced to customers in excess of revenue recognized as deferred revenue until the revenue recognition criteria are satisfied. The Company records revenue that is earned and recognized in excess of amounts invoiced on services contracts as trade receivables.

        Deferred revenue represents amounts invoiced in advance for product support contracts, software customer support contracts, outsourcing startup services work, consulting and integration projects, product sales or leasing income.

        The Company recognizes costs associated with outsourcing contracts as incurred, unless such costs are considered direct and incremental to the startup phase of the contract, in which case the Company defers these costs during the startup phase and subsequently amortizes such costs over the period that outsourcing services are provided, once those services commence. The Company amortizes deferred contract costs on a straight-line basis over the remaining term of the contract unless facts and circumstances of the contract indicate a shorter period is more appropriate. Based on actual and projected contract financial performance indicators, the Company analyzes the recoverability of deferred contract costs using the undiscounted estimated cash flows of the contract over its remaining term. If such undiscounted cash flows are insufficient to recover the carrying amount of deferred contract costs and long-lived assets directly associated with the contract, the deferred contract costs are first impaired. If a cash flow deficiency remains after reducing the carrying amount of the deferred

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

contract costs to zero, the Company evaluates any remaining long-lived assets related to that contract for impairment.

Shipping and Handling

        The Company includes costs related to shipping and handling in Cost of products.

Stock-Based Compensation

        The Company's employees have historically participated in Parent's stock-based compensation plans. Stock-based compensation expense has been allocated to the Company based on the awards and terms previously granted to the Company's employees as well as an allocation of Parent's corporate and shared functional employee expenses. The stock-based compensation expense is based on the measurement date fair value of the award and is recognized only for those awards expected to meet the service and performance vesting conditions on a straight-line basis over the requisite service period of the award. Stock-based compensation expense is determined at the aggregate grant level for service-based awards and at the individual vesting tranche level for awards with performance and/or market conditions. The forfeiture rate is estimated based on Parent's historical experience.

Retirement and Post-Retirement Plans

        Prior to October 31, 2015 and with the exception of certain defined benefit pension plans, of which the Company was the sole sponsor, certain of Hewlett Packard Enterprise eligible employees, retirees and other former employees participated in certain U.S. and international defined benefit pension plans and other post-employment plans offered by Parent. These plans, which included participants that were both Company employees and other employees of Parent ("Shared" plans), were accounted for as multiemployer benefit plans and the related net benefit plan obligations were not included in the Company's historical Combined and Consolidated Balance Sheets through July 31, 2015. The related benefit plan expenses were allocated to the Company based on the Company's labor costs and allocations of corporate and other shared functional personnel.

        Certain benefit plans in the Company's operations only included active, retired and other former Company employees ("Direct" plans) and were accounted for as single employer benefit plans. Accordingly, the net benefit plan obligations and the related benefit plan expense of those plans have been recorded in the Company's Combined and Consolidated Financial Statements for all periods presented. The most significant of these Direct plans are located in the United Kingdom, Germany, Canada, and the United States.

        In connection with the separation, during the three months ended October 31, 2015, Parent transferred to the Company plan assets and liabilities related to newly-created single employer plans, primarily associated with Hewlett Packard Enterprise eligible employees, retirees and other former employees.

        The Company generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the average remaining estimated service life or, in the case of frozen plans, life expectancy of participants. In some cases, actuarial gains and losses are amortized using the corridor approach. See Note 4, "Retirement and Post-Retirement Benefit Plans", for a full description of these plans and the accounting and funding policies.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

Advertising

        Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Such costs totaled approximately $224 million in fiscal 2015, $220 million in fiscal 2014 and $157 million in fiscal 2013.

Restructuring

        The Company records charges associated with Parent-approved restructuring plans to reorganize one or more of the Company's business segments, to remove duplicative headcount and infrastructure associated with business acquisitions or to simplify business processes and accelerate innovation. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. The Company records restructuring charges based on estimated employee terminations and site closure and consolidation plans. The Company accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements.

Taxes on Earnings

        The Company's operations have historically been included in the tax returns filed by the respective Parent entities of which the Company's businesses are a part. Income tax expense and other income tax related information contained in these Combined and Consolidated Financial Statements are presented on a separate return basis as if the Company filed its own tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company were a separate taxpayer and a standalone enterprise for the periods presented. For the tax years 2014 and prior, current income tax liabilities related to entities which file jointly with Parent are assumed to be immediately settled with Parent and are relieved through the Parent company investment account and the Net transfers to Parent in the Combined and Consolidated Statements of Cash Flows. As of October 31, 2015, the current income tax liabilities will be settled by Hewlett Packard Enterprise.

        The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

        The Company records accruals for uncertain tax positions when the Company believes that it is not more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company makes adjustments to these accruals when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of adjustments for uncertain tax positions, as well as any related interest and penalties.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

Accounts Receivable

        The Company establishes an allowance for doubtful accounts for accounts receivable. The Company records a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. If there are additional changes in circumstances related to the specific customer, the Company further adjusts estimates of the recoverability of receivables. The Company maintains bad debt reserves for all other customers based on a variety of factors, including the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, the financial condition of customers, the length of time receivables are past due, trends in the weighted-average risk rating for the portfolio, macroeconomic conditions, information derived from competitive benchmarking, significant one-time events and historical experience. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable.

        The Company participates in Parent's third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers through July 31, 2015. From and after August 1, 2015, all of the Company's transactions are under its own third-party revolving short-term financing arrangement. These financing arrangements, which in certain cases provide for partial recourse, result in the transfer of the Company's trade receivables to a third party. The Company reflects amounts transferred to, but not yet collected from, the third party in Accounts receivable in the Combined and Consolidated Balance Sheets. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Combined and Consolidated Balance Sheets.

Concentrations of Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, receivables from trade customers and contract manufacturers, financing receivables and derivatives.

        Prior to October 31, 2015, the Company participates in cash management, funding arrangements and risk management programs managed by Parent. Following October 31, 2015, in connection with the separation, The Company also maintains cash and cash equivalents, investments, derivatives and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographic regions, and the Company's policy is designed to limit exposure from any particular institution. As part of its risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not sustained material credit losses from instruments held at these financial institutions. The Company utilizes derivative contracts to protect against the effects of foreign currency and interest rate exposures. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.

        The Company sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors' and resellers' aggregated business deteriorates substantially, the Company's operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

collectively represented approximately 8% and 12% of gross accounts receivable at October 31, 2015 and 2014, respectively. No single customer accounts for more than 10% of gross accounts receivable. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances.

        The Company utilizes outsourced manufacturers around the world to manufacture company-designed products. The Company may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 80% and 87% of the Company's manufacturer receivables of $414 million and $415 million at October 31, 2015 and 2014, respectively. The Company includes the manufacturer receivables in Other current assets in the Combined and Consolidated Balance Sheets on a gross basis. The Company's credit risk associated with these receivables is mitigated wholly or in part by the amount the Company owes to these outsourced manufacturers, as the Company generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. The Company does not reflect the sale of these components in revenue and does not recognize any profit on these component sales until the related products are sold by the Company, at which time any profit is recognized as a reduction to cost of sales. The Company obtains a significant number of components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of the Company's relationship with a single source supplier, or any unilateral modification to the contractual terms under which the Company is supplied components by a single source supplier could adversely affect the Company's revenue and gross margins.

Inventory

        The Company values inventory at the lower of cost or market. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess or obsolescence.

Property, Plant and Equipment

        The Company states property, plant and equipment at cost less accumulated depreciation. The Company capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation expense is recognized on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives are five to 40 years for buildings and improvements and three to 15 years for machinery and equipment. The Company depreciates leasehold improvements over the life of the lease or the asset, whichever is shorter. The Company depreciates equipment held for lease over the initial term of the lease to the equipment's estimated residual value. The estimated useful lives of assets used solely to support a customer services contract generally do not exceed the term of the customer contract. On retirement or disposition, the asset cost and related accumulated depreciation are removed from the Combined and Consolidated Balance Sheets with any gain or loss recognized in the Combined and Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

        The Company capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software. The Company amortizes capitalized internal use software costs using the straight-line method over the estimated useful lives of the software, generally from three to five years.

        In connection with the separation, during the three months ended October 31, 2015, Parent transferred to the Company, property, plant and equipment primarily related to its global real estate portfolio, IT and other assets.

Software Development Costs

        The Company capitalizes costs incurred to acquire or develop software for resale subsequent to establishing technological feasibility for the software, if significant. The Company amortizes capitalized software development costs using the greater of the straight-line amortization method or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The estimated useful life for capitalized software for resale is generally three years or less. Software development costs incurred subsequent to establishing technological feasibility are generally not significant.

Business Combinations

        The Company includes the results of operations of acquired businesses in the Company's combined and consolidated results prospectively from the date of acquisition. The Company allocates the fair value of purchase consideration to the assets acquired including in-process research and development ("IPR&D"), liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible assets and is amortized over its estimated useful life. If an IPR&D project is abandoned, the Company will record a charge for the value of the related intangible asset to the Company's Combined and Consolidated Statement of Earnings in the period it is abandoned. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and the Company and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

Goodwill

        The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. At the annual goodwill impairment test in the fourth quarter of each fiscal year, the Company performs a quantitative test for all of its reporting units.

        Goodwill is tested for impairment at the reporting unit level. As of October 31, 2015, the Company's reporting units are consistent with the reportable segments identified in Note 2, "Segment

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

Information", except for Enterprise Services ("ES"), which includes two reporting units: (1) MphasiS Limited and (2) the remainder of ES. In the first step of the impairment test, the Company compares the fair value of each reporting unit to its carrying amount. The Company estimates the fair value of its reporting units using a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows. The Company prepares cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, the Company estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. The Company weights the fair value derived from the market approach depending on the level of comparability of these publicly traded companies to the reporting unit. When market comparable are not meaningful or not available, the Company estimates the fair value of a reporting unit using only the income approach. For the MphasiS Limited reporting unit, the Company utilized the quoted market price in an active market to estimate fair value.

        If the fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying amount, then the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any. In the second step, the Company measures the reporting unit's assets, including any unrecognized intangible assets, liabilities and non-controlling interests at fair value in a hypothetical analysis to calculate the implied fair value of goodwill for the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than its carrying amount, the difference is recorded as an impairment loss.

Intangible Assets and Long-Lived Assets

        The Company reviews intangible assets with finite lives and long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of assets based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the undiscounted future cash flows are less than the carrying amount, the asset is impaired. The Company measures the amount of impairment loss, if any, as the difference between the carrying amount of the asset and its fair value using an income approach or, when available and appropriate, using a market approach. The Company amortizes intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from one to ten years.

Debt and Marketable Equity Securities Investments

        Debt and marketable equity securities are generally considered available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, in Accumulated other comprehensive loss in the Combined and Consolidated Balance Sheets. Realized gains and losses for available-for-sale securities are calculated based on the specific identification method and included in

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

Interest and other, net in the Combined and Consolidated Statements of Earnings. The Company monitors its investment portfolio for potential impairment on a quarterly basis. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary (i.e., when the Company does not intend to sell the debt securities and it is not more likely than not that the Company will be required to sell the debt securities prior to anticipated recovery of its amortized cost basis), the Company records an impairment charge to Interest and other, net in the amount of the credit loss and the balance, if any, is recorded in Accumulated other comprehensive loss in the Combined and Consolidated Balance Sheets.

Derivatives

        The Company uses derivative financial instruments, primarily forwards, swaps, and, at times, options, to hedge certain foreign currency and interest rate exposures. The Company also may use other derivative instruments not designated as hedges, such as forwards used to hedge foreign currency balance sheet exposures. The Company does not use derivative financial instruments for speculative purposes. See Note 12, "Financial Instruments", for a full description of the Company's derivative financial instrument activities and related accounting policies.

Loss Contingencies

        The Company is involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. The Company records a liability for contingencies when it believes it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. See Note 17, "Litigation and Contingencies", for a full description of the Company's loss contingencies and related accounting policies.

Accounting Pronouncements

        In November 2015, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for income taxes. The amendments require deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The Company is required to adopt the guidance in the first quarter of fiscal 2018; however early adoption is permitted. The amendments should be applied retrospectively with the adjusted balance sheet of each individual period presented, in order to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the timing and the impact of these amendments on its Combined and Consolidated Financial Statements.

        In April 2015, the FASB amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. The amendments also eliminate the practice of accounting for software license as executory contracts which may cause more software assets to be capitalized. The Company is required to adopt the guidance in the first quarter of fiscal 2017; however early adoption is permitted as is retrospective application. The Company is currently evaluating the impact of these amendments on its Combined and Consolidated Financial Statements.

        In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented in the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. The Company is required to adopt the guidance in the first quarter of fiscal 2017. Early adoption is permitted. The amendments should be applied retrospectively with the adjusted balance sheet of each individual period presented, in order to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the timing and the impact of these amendments on its Combined and Consolidated Financial Statements.

        In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update for a one-year deferral of the effective date, with an option of applying the standard on the original effective date, which for the Company is the first quarter of fiscal 2018. In accordance with this deferral, the Company is required to adopt these amendments in the first quarter of fiscal 2019. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its Combined and Consolidated Financial Statements.

        In April 2014, the FASB issued guidance which changes the criteria for identifying a discontinued operation. The guidance limits the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The Company is required to adopt the guidance in the first quarter of fiscal 2016, with early adoption permitted for transactions that have not been reported in financial statements previously issued.

        In July 2013, the FASB issued a new accounting standard requiring the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Company's Combined and Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The Company adopted the new standard in the first quarter of fiscal 2015 on a prospective basis. The adoption of this new standard did not have a material effect on the Company's Combined and Consolidated Financial Statements.

Note 2: Segment Information

        The Company is a leading global provider of the cutting-edge technology solutions customers need to optimize their traditional IT while helping them build the secure, cloud-enabled, mobile-ready future that is uniquely suited to their needs. Hewlett Packard Enterprise's customers range from SMBs to large global enterprises. Hewlett Packard Enterprise's operations are organized into five segments for financial reporting purposes: the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, Financial Services ("FS") and Corporate Investments. Hewlett Packard Enterprise's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results.

        A summary description of each segment follows.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

        The Enterprise Group provides servers, storage, networking and technology services that, when combined with Hewlett Packard Enterprise's Cloud solutions, enable customers to manage applications across virtual private cloud, private cloud and traditional IT environments. Described below are Hewlett Packard Enterprise's business units and capabilities within EG.

  •
  Industry Standard Servers offers a range of products from entry-level servers through premium HPE ProLiant servers, which run primarily Windows, Linux and virtualization platforms from software providers such as Microsoft Corporation ("Microsoft") and VMware, Inc. ("VMware") and open sourced software from other major vendors while leveraging x86 processors from Intel Corporation ("Intel") and Advanced Micro Devices ("AMD").

  •
  Business Critical Systems offers HPE Integrity servers based on the Intel® Itanium® processor and x86 processors, HPE Integrity NonStop solutions and mission-critical x86 HPE ProLiant servers.

  •
  Storage offers traditional storage and Converged Storage solutions. Traditional storage includes tape, storage networking and legacy external disk products such as EVA and XP. Converged Storage solutions include 3PAR StoreServ, StoreOnce and StoreVirtual products.

  •
  Networking offers wireless local area network, mobility and security software, switches, routers, and network management products that span data centers, campus and branch environments and deliver software defined networking and unified communications capabilities.

  •
  Technology Services provides support services and technology consulting to integrate and optimize EG's hardware platforms for the new style of IT. These services are available in the form of service contracts, pre-packaged offerings or on a customized basis.

        Enterprise Services provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains in traditional and Strategic Enterprise Service offerings which includes analytics and data management, security and cloud services. ES is comprised of the Infrastructure Technology Outsourcing and the Application and Business Services business units.

  •
  Infrastructure Technology Outsourcing delivers comprehensive services that encompass the management of data centers, IT security, cloud computing, workplace technology, networks, unified communications and enterprise service management.

  •
  Application and Business Services helps clients develop, revitalize and manage their applications and information assets.

        Software provides big data analytics and applications, enterprise security, application testing and delivery management and IT operations management solutions for businesses and other enterprises of all sizes. These software offerings include licenses, support, professional services and SaaS.

        Financial Services provides flexible investment solutions, such as leasing, financing, IT consumption and utility programs and asset management services, for customers to enable the creation of unique technology deployment models and acquire complete IT solutions, including hardware, software and services from Hewlett Packard Enterprise and others. Providing flexible services and capabilities that support the entire IT life cycle, FS partners with customers globally to help build investment strategies that enhance their business agility and support their business transformation. FS offers a wide selection

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

of investment solution capabilities for large enterprise customers and channel partners, along with an array of financial options to SMBs and educational and governmental entities.

        Corporate Investments includes Hewlett Packard Labs and certain cloud-related business incubation projects among others.

Segment Policy

        Hewlett Packard Enterprise derives the results of the business segments directly from its internal management reporting system. The accounting policies Hewlett Packard Enterprise uses to derive segment results are substantially the same as those the consolidated company uses. Management measures the performance of each segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to allocate resources to, each of the segments.

        Segment revenue includes revenues from sales to external customers and intersegment revenues that reflect transactions between the segments on an arm's-length basis. Intersegment revenues primarily consist of sales of hardware and software that are sourced internally and, in the majority of the cases, are financed as operating leases by FS. Hewlett Packard Enterprise's consolidated net revenue is derived and reported after the elimination of intersegment revenues from such arrangements.

        Hewlett Packard Enterprise periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement by the Hewlett Packard Enterprise legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by Hewlett Packard Enterprise and its business segments. As disclosed in Note 6, "Taxes on Earnings", during fiscal 2015, Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $5.0 billion, while during fiscal 2014, Hewlett Packard Enterprise executed a multi-year intercompany licensing arrangement and intercompany advanced royalty payment arrangement which resulted in combined advanced payments of $7.8 billion. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years and 15 years, respectively. The impact of these intercompany arrangements is eliminated from both Hewlett Packard Enterprise consolidated and segment revenues.

        Financing interest in the Combined and Consolidated Statements of Earnings reflects interest expense on borrowing-and funding-related activity associated with FS and its subsidiaries, and debt issued by Hewlett Packard Enterprise for which a portion of the proceeds benefited FS. Prior to October 9, 2015, such financing interest expense resulted from debt issued by Parent.

        Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate governance costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition and other related charges, separation costs, defined benefit plan settlement charges and impairment of data center assets.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

Segment Organizational Changes

        In connection with a strategic review of its software business by HP Inc. prior to the separation of Hewlett Packard Enterprise from HP Inc., and effective at the beginning of the fourth quarter of fiscal 2015, the marketing optimization software product group, a business which was historically managed by us and is included in our Software segment financial information prior to the effective date, was retained by HP Inc. The strategic review determined that these software assets no longer aligned with the software business's strategic charter as they were outside the go-to-market focus of selling to IT departments.

        In connection with the acquisition of Aruba Networks, Inc. ("Aruba") during fiscal 2015, Hewlett Packard Enterprise recorded approximately $1.8 billion of goodwill and $643 million of intangible assets and $153 million of in-process research and development. Hewlett Packard Enterprise reports the financial results of Aruba's business in the Networking business unit within the EG segment.

Segment Operating Results

	Enterprise Group	Enterprise Services	Software	Financial Services	Corporate Investments	Total
	In millions
2015
Net revenue	$26,668	$19,010	$3,308	$3,114	$7	$52,107
Intersegment net revenue and other	1,239	796	314	102	—	2,451

Total segment net revenue	$27,907	$19,806	$3,622	$3,216	7	$54,558

Earnings (loss) from operations	$3,981	$1,019	$788	$349	$(542)	$5,595

2014
Net revenue	$26,812	$21,297	$3,609	$3,401	$4	$55,123
Intersegment net revenue and other	915	1,101	324	97	—	2,437

Total segment net revenue	$27,727	$22,398	$3,933	$3,498	$4	$57,560

Earnings (loss) from operations	$4,005	$818	$871	$389	$(341)	$5,742

2013
Net revenue	$27,031	$23,059	$3,716	$3,557	$8	$57,371
Intersegment net revenue and other	958	1,021	319	72	—	2,370

Total segment net revenue	$27,989	$24,080	$4,035	$3,629	$8	$59,741

Earnings (loss) from operations	$4,234	$805	$889	$397	$(222)	$6,103

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

        The reconciliation of segment operating results to Hewlett Packard Enterprise combined and consolidated results was as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
Net Revenue:
Total segments	$54,558	$57,560	$59,741
Elimination of intersegment net revenue and other	(2,451)	(2,437)	(2,370)

Total Hewlett Packard Enterprise combined and consolidated net revenue	$52,107	$55,123	$57,371

Earnings before taxes:
Total segment earnings from operations	$5,595	$5,742	$6,103
Corporate and unallocated costs and eliminations	(454)	(592)	(545)
Stock-based compensation expense	(565)	(427)	(374)
Amortization of intangible assets	(852)	(906)	(1,228)
Restructuring charges	(954)	(1,471)	(983)
Acquisition and other related charges(1)	(89)	(11)	(21)
Separation costs	(797)	—	—
Defined benefit plan settlement charges	(225)	—	—
Impairment of data center assets	(136)	—	—
Interest and other, net	(53)	(91)	(81)

Total Hewlett Packard Enterprise combined and consolidated earnings before taxes	$1,470	$2,244	$2,871

(1)
Acquisition and other related charges in the current period primarily include a non-cash inventory fair value adjustment charge as well as professional service and legal fees associated with the acquisition of Aruba.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

Segment Assets

        Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to Hewlett Packard Enterprise combined and consolidated assets were as follows:

	As of October 31
	2015	2014
	In millions
Enterprise Group	$28,013	$24,611
Enterprise Services	11,689	9,562
Software	9,999	10,802
Financial Services	13,163	12,774
Corporate Investments	83	20
Corporate and unallocated assets	18,323	7,302

Total Hewlett Packard Enterprise combined and consolidated assets	$81,270	$65,071

        Assets allocated to the EG segment in fiscal 2015 increased as compared to fiscal 2014 as a result of the acquisition of Aruba. Assets allocated to the ES segment increased in fiscal 2015 due primarily to property, plant and equipment transferred from Parent. In addition, the increase in Corporate and unallocated assets in fiscal 2015 was due primarily to the cash allocation from Parent and an increase in deferred tax assets.

Major Customers

        No single customer represented 10% or more of Hewlett Packard Enterprise's total net revenue in any fiscal year presented.

Geographic Information

        Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2015, 2014 and 2013, other than the U.S. and the United Kingdom, no country represented more than 10% of Hewlett Packard Enterprise's net revenue.

        Net revenue by country in which Hewlett Packard Enterprise operates was as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
U.S.	$20,063	$20,833	$22,533
The United Kingdom	5,379	5,661	5,740
Other countries	26,665	28,629	29,098

Total net revenue	$52,107	$55,123	$57,371

        As of October 31, 2015, and 2014 only the U.S. represented 10% or more of net assets.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

        Net property, plant and equipment by country in which Hewlett Packard Enterprise operates was as follows:

	As of October 31
	2015	2014
	In millions
U.S.	$4,851	$3,501
The United Kingdom	955	1,049
Other countries	4,080	3,970

Total net property, plant and equipment	$9,886	$8,520

        Net revenue by segment and business unit was as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
Industry Standard Servers	$13,412	$12,472	$12,100
Technology Services	7,662	8,383	8,700
Storage	3,180	3,315	3,474
Networking	2,846	2,628	2,525
Business Critical Systems	807	929	1,190

Enterprise Group	27,907	27,727	27,989

Infrastructure Technology Outsourcing	12,107	14,038	15,221
Application and Business Services	7,699	8,360	8,859

Enterprise Services	19,806	22,398	24,080

Software	3,622	3,933	4,035
Financial Services	3,216	3,498	3,629
Corporate Investments	7	4	8

Total segment net revenue	54,558	57,560	59,741

Eliminations of intersegment net revenue and other	(2,451)	(2,437)	(2,370)

Total net revenue	$52,107	$55,123	$57,371

Note 3: Restructuring

  Summary of Restructuring Plans

        Restructuring charges of $1.0 billion, $1.5 billion and $1.0 billion have been recorded by the Company during fiscal 2015, 2014 and 2013, respectively, based on restructuring activities impacting the Company's employees and infrastructure as well as an allocation of restructuring charges related to the parent corporate and shared functional employees and infrastructure. Allocated restructuring charges related to Parent's corporate and shared functional employees and infrastructure were $131 million and $92 million in fiscal 2014 and fiscal 2013, respectively. Restructuring activities related to the Company's

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 3: Restructuring (Continued)

employees and infrastructure ("Direct Restructuring"), summarized by plan were as presented in the table below:

	Fiscal 2015 Plan		Fiscal 2012 Plan		Other Plans
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Employee Severance	Infrastructure and other	Total
Liability as of October 31, 2012	$—	$—	$460	$9	$70	$179	$718
Charges	—	—	797	130	(32)	(4)	891
Cash payments	—	—	(541)	(102)	(35)	(55)	(733)
Non-cash items	—	—	(4)	—	6	—	2

Liability as of October 31, 2013	—	—	712	37	9	120	878
Charges	—	—	1,092	253	—	(5)	1,340
Cash payments	—	—	(978)	(198)	(1)	(62)	(1,239)
Non-cash items	—	—	(89)	(1)	—	—	(90)

Liability as of October 31, 2014	—	—	737	91	8	53	889
Charges	$351	1	542	73	(4)	(9)	954
Cash payments	—	(1)	(884)	(116)	—	(20)	(1,021)
Non-cash items	—	—	(74)	(3)	(3)	—	(80)

Liability as of October 31, 2015	$351	$—	$321	$45	$1	$24	$742

Total Costs Incurred to Date as of October 31, 2015	$351	$1	$3,892	$545	$1,997	$1,129	$7,915

Total Expected Costs to be Incurred as of October 31, 2015	$2,158	$423	$3,892	$545	$1,997	$1,129	$10,144

        The current restructuring liability reported in Accrued restructuring in the Combined and Consolidated financial statements for fiscal 2015, 2014 and 2013 were $628 million, $711 million and $698 million, respectively. The long-term restructuring liability reported in Other liabilities in the Combined and Consolidated financial statements for fiscal 2015, 2014 and 2013 were $114 million, $178 million and $180 million, respectively.

  Fiscal 2015 Restructuring Plan

        On September 14, 2015, Parent's Board of Directors approved a restructuring plan (the "2015 Plan") in connection with the separation which will be implemented through fiscal 2018. As part of the 2015 Plan, the Company expects up to approximately 30,000 employees to exit the Company by the end of 2018. These workforce reductions are primarily associated with our Enterprise Services segment. The changes to the workforce will vary by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. The Company estimates

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 3: Restructuring (Continued)

that it will incur aggregate pre-tax charges through fiscal 2018 of approximately $2.6 billion in connection with the 2015 Plan, of which approximately $2.2 billion relates to workforce reductions and approximately $400 million primarily relates to real estate consolidation.

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, Parent adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of October 31, 2015 the Company had eliminated 42,100 positions in connection with the 2012 Plan, with a portion of those employees exiting the company as part of voluntary enhanced early retirement ("EER") programs in the U.S. and in certain other countries. The Company recognized $4.4 billion in total aggregate charges in connection with the 2012 Plan, with $3.9 billion related to workforce reductions, including the EER programs, and $545 million related to infrastructure, including data center and real estate consolidation and other items. The severance and infrastructure related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.

  Other Plans

        Restructuring plans initiated by Parent in fiscal 2008 and 2010 were substantially completed as of April 30, 2015. Severance and infrastructure related cash payments associated with these plans are expected to be paid out through fiscal 2019.

Note 4: Retirement and Post-Retirement Benefit Plans

  Defined Benefit Plans

        Prior to October 31, 2015 and with the exception of certain defined benefit pension plans, of which the Company was the sole sponsor, certain of Hewlett Packard Enterprise eligible employees, retirees and other former employees participated in certain U.S. and international defined benefit pension plans offered by Parent. These plans which included participants of both Company employees and other employees of Parent were accounted for as multiemployer benefit plans and the related net benefit plan obligations were not included in the Company's Combined and Consolidated Balance Sheets through July 31, 2015. The related benefit plan expense was allocated to the Company based on the Company's labor costs and allocations of corporate and other shared functional personnel. Parent contributions to these Shared plans were $518 million in fiscal 2015, $277 million in fiscal 2014 and $354 million in fiscal 2013.

        Certain benefit plans in the Company's operations only included active, retired and other former Company employees and were accounted for as single employer benefit plans. Accordingly, the net benefit plan obligations and the related benefit plan expense of those plans have been recorded in the Company's Combined and Consolidated Financial Statements for all periods presented. The most significant of these Direct plans are located in the United Kingdom, Germany, Canada, and the United States.

        In connection with the separation, during the three months ended October 31, 2015, Parent transferred to the Company plan assets and liabilities primarily associated with Hewlett Packard Enterprise eligible employees, retirees and other former employees. As a result, in the fourth quarter

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

of fiscal 2015, plan assets of $11.7 billion, a benefit obligation of $11.9 billion and an accumulated other comprehensive loss of $2.6 billion primarily related to non-U.S. defined benefit pension plans were assumed and recorded by the Company. The net benefit plan obligations transferred were re-measured on the date of transfer resulting in an additional loss of $553 million recognized in Accumulated other comprehensive loss during the three months ended October 31, 2015.

  Post-Retirement Benefit Plans

        Prior to July 31, 2015, Parent sponsored retiree health and welfare benefit plans, of which the most significant plans were in the U.S. All of these plans were accounted for as multiemployer benefit plans. The Company recognized post-retirement benefit credits of $28 million in fiscal 2015, $18 million in fiscal 2014 and $66 million in fiscal 2013 in the Combined and Consolidated Statements of Earnings.

        In connection with the separation, during the three months ended October 31, 2015, Parent transferred to the Company a benefit obligation of $150 million, plan assets of $40 million and accumulated other comprehensive income of $10 million primarily associated with Hewlett Packard Enterprise eligible employees, retirees and other former employees.

  Defined Contribution Plans

        Prior to separation, Parent offered various defined contribution plans for U.S. and non-U.S. employees. The Company's defined contribution expense was approximately $450 million in fiscal 2015, $480 million in fiscal 2014 and $505 million in fiscal 2013. Prior to separation, U.S. employees were automatically enrolled in the Hewlett-Packard Company 401(k) Plan ("HP 401(k) Plan") when they meet eligibility requirements, unless they decline participation. The quarterly employer matching contributions in the HP 401(k) Plan was 100% of an employee's contributions, up to a maximum of 4% of eligible compensation.

        Effective November 1, 2015 the Company's active employees became eligible to participate in the newly created Hewlett Packard Enterprise Company 401(k) Plan.

  Pension Benefit Expense

        The Company's total net pension benefit cost recognized in the Combined and Consolidated Statements of Earnings was $341 million in fiscal 2015, $142 million in fiscal 2014 and $302 million in fiscal 2013.

        In January 2015, Parent offered certain terminated vested participants of the U.S. HP Pension Plan (a Shared plan) a one-time voluntary window during which they could elect to receive their pension benefit as a lump sum payment. As a result, the Parent pension plan trust made lump sum payments to eligible participants who elected to receive their pension benefit under this lump sum program. The defined benefit plan settlement charges of $225 million recorded in the Combined and Consolidated Statement of Earnings for the year ended October 31, 2015, primarily include settlement expenses and additional net periodic benefit cost resulting from this lump sum program incurred by the Parent, which was determined to be directly attributable to the Company and the impact of remeasurement of the related U.S. defined benefit plans.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

        The Company's net pension benefit cost recognized in the Combined and Consolidated Statements of Earnings for Direct plans and for plans transferred from Parent in the fourth quarter of fiscal 2015 were as follows:

	For the fiscal years ended October 31
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$—	$—	$—	$121	$74	$98	$—	$—	$—
Interest cost	16	15	15	337	283	272	1	—	—
Expected return on plan assets	—	—	—	(570)	(364)	(330)	—	—	—
Amortization and deferrals:
Actuarial loss	2	2	2	218	82	87	—	—	—
Prior service benefit	—	—	—	(6)	(2)	(3)	(1)	—	—

Net periodic benefit cost	18	17	17	100	73	124	—	—	—

Curtailment (gain) loss	—	—	—	—	(1)	10	—	—	—
Settlement loss	—	—	—	4	8	18	—	—	—
Special termination benefits	—	—	—	18	39	19	—	—	—

Net benefit cost	$18	$17	$17	$122	$119	$171	$—	$—	$—

        The weighted-average assumptions used to calculate net pension benefit cost for Direct plans and for plans transferred from Parent in the fourth quarter of fiscal 2015 were as follows:

	For the fiscal years ended October 31
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate	4.4%	4.8%	4.0%	3.0%	4.2%	4.1%	4.7%	—	—
Expected increase in compensation levels	—	—	—	2.4%	2.8%	2.8%	—	—	—
Expected long-term return on plan assets	—	—	—	6.9%	7.8%	8.0%	—	—	—

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

  Funded Status

        The funded status of the plans was as follows:

	As of October 31
	2015	2014	2015	2014	2015	2014
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$—	$—	$5,098	$4,776	$—	$—
Merged into Parent's Shared plan(1)	—	—	—	(480)	—	—
Transfer from Parent(2)	—	—	11,667	—	40	—
Acquisition/addition of plans	—	—	(4)	—	—	—
Actual return on plan assets	—	—	512	332	—	—
Employer contributions	21	20	132	749	1	—
Participant contributions	—	—	7	3	—	—
Benefits paid	(21)	(20)	(273)	(170)	(1)	—
Settlement	—	—	(8)	(29)	—	—
Currency impact	—	—	(507)	(83)	—	—

Fair value—end of year	—	—	16,624	5,098	40	—

Change in benefit obligation:
Projected benefit obligation—beginning of year	370	328	7,335	7,057	—	—
Merged into Parent's Shared plan(1)	(365)	—	—	(501)	—	—
Transfer from Parent(2)	7	—	12,262	—	150	—
Acquisition/addition of plans	—	—	(3)	2	—	—
Service cost	—	—	121	74	—	—
Interest cost	16	15	337	283	1	—
Participant contributions	—	—	7	3	—	—
Actuarial loss (gain)	—	47	409	742	(10)	—
Benefits paid	(21)	(20)	(273)	(170)	(1)	—
Plan amendments	—	—	(82)	—	—	—
Curtailment	—	—	—	(13)	—	—
Settlement	—	—	(8)	(29)	—	—
Special termination benefits	—	—	18	39	—	—
Currency impact	—	—	(684)	(152)	(1)	—

Projected benefit obligation—end of year	7	370	19,439	7,335	139	—

Funded status at end of year	$(7)	$(370)	$(2,815)	$(2,237)	$(99)	$—

Accumulated benefit obligation	$7	$370	$18,706	$6,836	—	—

(1)
In fiscal 2014, the Company's Direct plan in the Netherlands was merged into Parent's Shared plan. In October 2015, the Company transferred to HPI three unfunded non-qualified U.S. defined benefit plans.

(2)
In fiscal 2015, in connection with the separation, Parent transferred plan assets and liabilities from Parent's shared plans to established Company plans.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

        The weighted-average assumptions used to calculate the projected benefit obligations for Direct plans and for plans transferred from Parent in the fourth quarter of fiscal 2015 were as follows:

	For the fiscal years ended October 31
	2015	2014	2015	2014	2015	2014
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	3.8%	4.3%	3.0%	3.7%	4.6%	—
Expected increase in compensation levels	2.0%	—	2.5%	2.6%	—	—

        The net amounts recognized for defined benefit and post-retirement benefit plans in Company's Combined and Consolidated Balance Sheets were as follows:

	As of October 31
	2015	2014	2015	2014	2015	2014
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Noncurrent assets	$—	$—	$495	$42	$—	$—
Current liabilities	(2)	(20)	(38)	(23)	(3)	—
Noncurrent liabilities	(5)	(350)	(3,272)	(2,256)	(96)	—

Funded status at end of year	$(7)	$(370)	$(2,815)	$(2,237)	$(99)	$—

        The following table summarizes the pre-tax net actuarial loss and prior service benefit recognized in Accumulated other comprehensive loss for the defined benefit plans:

	As of October 31, 2015
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$—	$4,865	$(19)
Prior service benefit	—	(216)	(1)

Total recognized in accumulated other comprehensive loss	$—	$4,649	$(20)

        The following table summarizes the net actuarial loss and prior service benefit for plans that are expected to be amortized from Accumulated other comprehensive loss and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$—	$323	$(3)
Prior service benefit	—	(24)	(1)

Total expected to be recognized in net periodic benefit cost (credit)	$—	$299	$(4)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

        Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2015	2014	2015	2014
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$—	$8,510	$4,643
Aggregate projected benefit obligation	$7	$370	$11,820	$6,922

        Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2015	2014	2015	2014
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$—	$8,449	$4,643
Aggregate accumulated benefit obligation	$7	$370	$11,195	$6,433

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

  Fair Value of Plan Assets

        The Company pays the U.S. defined benefit plan obligations when they come due since these plans are unfunded. The table below sets forth the fair value of non-U.S defined benefit plan assets by asset category within the fair value hierarchy as of October 31, 2015.

	As of October 31, 2015				As of October 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$2,727	$65	$—	$2,792	$949	$—	—	$949
Non-U.S.	3,950	408	68	4,426	1,262	—	—	1,262
Debt securities
Corporate	—	3,070	—	3,070	—	586	—	586
Government(1)	—	1,449	—	1,449	—	172	—	172
Alternative investments
Private Equity(2)	—	1	68	69	—	—	28	28
Hybrids(3)	—	2,663	28	2,691	—	1,378	—	1,378
Hedge Funds(4)	25	119	246	390	—	77	—	77
Real Estate Funds	447	33	571	1,051	—	—	336	336
Insurance Group Annuity Contracts	—	48	69	117	—	—	5	5
Cash and Cash Equivalents(5)	460	—	—	460	225	(1)	—	224
Other(6)	61	13	35	109	51	30	—	81

Total	$7,670	$7,869	$1,085	$16,624	$2,487	$2,242	$369	$5,098

(1)
Includes debt issued by national, state and local governments and agencies.

(2)
Includes limited partnerships such as equity, buyout, venture capital, real estate and other similar funds that invest in the U.S. and internationally where foreign currencies are hedged.

(3)
Includes a fund that invests in both private and public equities primarily in the U.S. and the United Kingdom, as well as emerging markets across all sectors. The fund also holds fixed income and derivative instruments to hedge interest rate and inflation risk. In addition, the fund includes units in transferable securities, collective investment schemes, money market funds, cash and deposits.

(4)
Includes limited partnerships that invest both long and short primarily in common stocks and credit, relative value, event driven equity, distressed debt and macro strategies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks and bonds, and from a net long position to a net short position.

(5)
Includes cash and cash equivalents such as short-term marketable securities.

(6)
Includes international insured contracts, derivative instruments and unsettled transactions.

        Post-Retirement Benefit Plan assets of $40 million as of October 31, 2015 was invested in publicly traded Registered Investment Entities and were classified within Level 1 of the fair value hierarchy.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

        Changes in fair value measurements of Level 3 investments for the non-U.S. defined benefit plans were as follows:

	Fiscal year ended October 31, 2015
		Alternative Investments
	Equity Securities Non-U.S.	Private Equity	Hybrids	Hedge Funds	Real Estate Funds	Insurance Group Annuities	Other	Total
	In millions
Balance at beginning of year	$—	$28	$—	$—	$336	$5	$—	$369
Transfer from Parent(1)	81	19	25	202	23	58	34	442
Actual return on plan assets:
Relating to assets held at the reporting date	(13)	(1)	3	7	23	4	1	24
Relating to assets sold during the period	—	5	—	—	—	—	—	5
Purchases, sales, and settlements	—	10	—	36	15	—	—	61
Transfers in and/or out of Level 3	—	7	—	1	174	2	—	184

Balance at end of year	$68	$68	$28	$246	$571	$69	$35	$1,085

	Fiscal year ended October 31, 2014
	Alternative Investments
	Private Equity	Hedge Funds	Real Estate Funds	Insurance Group Annuities	Total
	In millions
Balance at beginning of year	$18	$10	$166	$41	$235
Merged into Parent's Shared plan(2)	—	(6)	—	(35)	(41)
Actual return on plan assets:
Relating to assets held at the reporting date	—	—	25	(1)	24
Purchases, sales, and settlements	10	(4)	97	—	103
Transfers in and/or out of Level 3	—	—	48	—	48

Balance at end of year	$28	$—	$336	$5	$369

(1)
In connection with the separation, Parent transferred plan assets from Parent's shared plans to established Company plans

(2)
In fiscal 2014, the Company's Direct plan in the Netherlands was merged in to Parent's Shared plan.

        The following is a description of the valuation methodologies used to measure plan assets at fair value. There have been no changes in the methodologies used during the reporting period.

        Investments in publicly traded equity securities are valued using the closing price on the measurement date as reported on the stock exchange on which the individual securities are traded. For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions. For corporate and government debt securities traded on active exchanges, fair value is based on observable quoted prices. The valuation of alternative investments,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

such as limited partnerships and joint ventures, may require significant management judgment. For alternative investments, valuation is based on net asset value ("NAV") as reported by the asset manager and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by management, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. Depending on the amount of management judgment, the lack of near-term liquidity, and the absence of quoted market prices, these assets are classified in Level 2 or Level 3 of the fair value hierarchy.

        Further, depending on how quickly the Company can redeem its hedge fund investments, and the extent of any adjustments to NAV, hedge funds are classified in either Level 2 or Level 3 of the fair value hierarchy. The valuation for some of these assets requires judgment due to the absence of quoted market prices, and these assets are generally classified in either Level 2 or Level 3 of the fair value hierarchy. Cash and cash equivalents includes money market funds, which are valued based on NAV. Other assets, including insurance group annuity contracts, were classified in the fair value hierarchy based on the lowest level input (e.g., quoted prices and observable inputs) that is significant to the fair value measure in its entirety.

  Plan Asset Allocations

        The weighted-average target and actual asset allocations across the benefit plans at the respective measurement dates for the non-U.S. defined benefit plans and post-retirement benefit plan were as follows:

	Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
		Plan Assets			Plan Assets
	2015 Target Allocation			2015 Target Allocation
Asset Category		2015	2014		2015	2014
Public equity securities		45.7%	44.9%		—	—
Private/other equity securities		16.6%	27.6%		—	—
Real estate and other		7.0%	8.1%		—	—

Equity-related investments	67.1%	69.3%	80.6%	—	—	—
Debt securities	32.7%	27.9%	15.0%	97.2%	97.2%	—
Cash	0.2%	2.8%	4.4%	2.8%	2.8%	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	—

  Investment Policy

        Company's investment strategy is to seek a competitive rate of return relative to an appropriate level of risk depending on the funded status of each plan and the timing of expected benefit payments. The majority of the plans' investment managers employ active investment management strategies with the goal of outperforming the broad markets in which they invest. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. A number of the plans' investment managers are authorized to utilize derivatives for

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

investment or liability exposures, and the Company may utilize derivatives to effect asset allocation changes or to hedge certain investment or liability exposures.

        Outside the U.S., asset allocation decisions are typically made by an independent board of trustees for the specific plan. Investment objectives are designed to generate returns that will enable the plan to meet its future obligations. In some countries, local regulations may restrict asset allocations, typically leading to a higher percentage of investment in fixed income securities than would otherwise be deployed. The Company reviews the investment strategy and provides a recommended list of investment managers for each country plan, with final decisions on asset allocation and investment managers made by the board of trustees for the specific plan.

  Basis for Expected Long-Term Rate of Return on Plan Assets

        The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plan invests and the weight of each asset class in the target mix. Expected asset returns reflect the current yield on government bonds, risk premiums for each asset class and expected real returns, which considers each country's specific inflation outlook. Because the Company's investment policy is to employ primarily active investment managers who seek to outperform the broader market, the expected returns are adjusted to reflect the expected additional returns, net of fees.

  Future Contributions and Funding Policy

        In fiscal 2016, the Company expects to contribute approximately $366 million to its non-U.S. pension plans and approximately $1 million to cover benefit payments to U.S. non-qualified plan participants. The Company expects to pay approximately $3 million to cover benefit claims for its post-retirement benefit plans. The Company's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

  Estimated Future Benefits Payments

        As of October 31, 2015, estimated future benefits payments for the Company's retirement plans were as follows:

Fiscal year	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2016	$1	$548	$3
2017	—	523	4
2018	—	561	5
2019	1	600	6
2020	—	648	7
Next five fiscal years to October 31, 2025	2	3,831	50

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation

        Prior to the separation, certain of the Company's employees participated in stock-based compensation plans sponsored by Parent. Parent's stock-based compensation plans include incentive compensation plans and an employee stock purchase plan ("ESPP"). All awards granted under the plans are based on Parent's common shares and, as such, are not reflected in the Company's Combined and Consolidated Statements of Equity. Stock-based compensation expense includes expense attributable to the Company based on the awards and terms previously granted under the incentive compensation plan to the Company's employees and an allocation of Parent's corporate and shared functional employee expenses. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that we would have experienced as an independent, publicly-traded company for the periods presented.

        In conjunction with the separation, the Company adopted the Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (the "Plan"). Upon the separation, the outstanding Parent equity-based compensation awards were converted into the Company equity-based compensation awards issued pursuant to the Plan and will reduce the shares authorized for issuance under the Plan.

Hewlett Packard Enterprise Company Stock-Based Plans

        The Plan became effective on November 1, 2015. The total number of shares of the Company's common stock authorized and available for issuance under the Plan is 260 million. The Plan provides for the grant of various types of awards including restricted stock awards, stock options, and performance-based awards.

Parent's Stock-Based Incentive Compensation Plans

        Prior to the separation, Parent's stock-based incentive compensation plans included equity plans adopted in 2004 and 2000, as amended ("principal equity plans"), as well as various equity plans assumed through acquisitions under which stock-based awards were outstanding. Stock-based awards granted from the principal equity plans include restricted stock awards, stock options, and performance-based awards. Employees who had met certain employment qualifications were eligible to receive stock-based awards.

        Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. Restricted stock awards and cash-settled awards were generally subject to forfeiture if employment terminates prior to the lapse of the restrictions. Such awards generally vested one to three years from the date of grant. During the vesting period, ownership of the restricted stock could not be transferred. Restricted stock had the same dividend and voting rights as common stock and was considered to be issued and outstanding upon grant. The dividends paid on restricted stock were non-forfeitable. Restricted stock units had forfeitable dividend equivalent rights equal to the dividend paid on common stock. Restricted stock units did not have the voting rights of common stock, and the shares underlying restricted stock units were not considered issued and outstanding upon grant. The Company expensed the fair value of restricted stock awards ratably over the period during which the restrictions lapse.

        Stock options granted under the principal equity plans were generally non-qualified stock options, but the principal equity plans permitted some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vested over three to four years from the date of grant. The exercise price of a stock option was equal to the closing price of Parent's stock

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation (Continued)

on the option grant date. The majority of stock options issued by Parent contained only service vesting conditions. However, starting in fiscal 2011, Parent began granting performance-contingent stock options that vest only on the satisfaction of both service and market conditions prior to the expiration of the awards.

        In connection with the separation and in accordance with the Employee Matters Agreement between HP Inc. and the Company, the Company's employees with outstanding Parent stock-based awards received replacement stock-based awards under the Plan at separation. The value of the replaced Company stock-based awards was designed to generally preserve the intrinsic value of the award immediately prior to separation. The share and per share data presented in this note has not been adjusted to reflect the impact of the separation.

Stock-Based Compensation Expense and Related Income Tax Benefits

        Stock-based compensation expense and the resulting tax benefits recognized by the Company were as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
Stock-based compensation expense	$565	$427	$374
Income tax benefit	(165)	(141)	(123)

Stock-based compensation expense, net of tax	$400	$286	$251

        In connection with the separation, the Board of Directors approved amendments to certain outstanding long-term incentive awards on July 29, 2015. The amendments provided for the accelerated vesting on September 17, 2015 of certain stock-based awards that were otherwise scheduled to vest between September 18, 2015 and December 31, 2015. The increased pre-tax stock-based compensation expense due to the acceleration was approximately $61 million in fiscal year 2015.

        Stock-based compensation expense includes an allocation of Parent's corporate and shared functional employees expenses of $151 million, $113 million and $76 million in fiscal 2015, 2014 and 2013, respectively.

        Cash received from option exercises and purchases under Parent's ESPP by Company employees was $165 million in fiscal 2015, $154 million in fiscal 2014 and $150 million in fiscal 2013. The benefit realized for the tax deduction from option exercises in fiscal 2015, 2014 and 2013 was $45 million, $42 million and $11 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation (Continued)

Restricted Stock Awards

        A summary of restricted stock awards activity for Company employees is as follows:

	Fiscal years ended October 31
	2015		2014		2013
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	24,496	$24	18,170	$20	15,284	$30
Granted and assumed through acquisition	19,601	$35	15,820	$28	10,895	$15
Vested	(21,860)	$26	(7,893)	$24	(6,310)	$32
Forfeited	(1,819)	$30	(1,601)	$22	(1,699)	$24
Employee transition(1)	3,982	$33	—	—	—	—

Outstanding at end of year	24,400	$32	24,496	$24	18,170	$20

(1)
The Employee transition amounts consist of restricted stock award activity for employees transitioning between the Company and Parent.

        In fiscal 2015, approximately 8 million shares of restricted stock units were assumed through acquisition with a weighted-average grant date fair value of $33 per share.

        The total grant date fair value of restricted stock awards vested for Company employees in fiscal 2015, 2014 and 2013 was $451 million, $128 million and $137 million, respectively, net of taxes. As of October 31, 2015, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards to Company employees was $530 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.

Stock Options

        Parent utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. Parent estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation (Continued)

model and a lattice model as these awards contain market conditions. The weighted-average fair value and the assumptions used to measure fair value were as follows:

	For the fiscal years ended October 31
	2015	2014	2013
Weighted-average fair value(1)	$8	$7	$4
Expected volatility(2)	26.8%	33.1%	41.7%
Risk-free interest rate(3)	1.7%	1.8%	1.1%
Expected dividend yield(4)	1.8%	2.1%	3.6%
Expected term in years(5)	5.9	5.7	5.9

(1)
The weighted-average fair value was based on stock options granted during the period.

(2)
For awards granted in fiscal 2015 and fiscal 2013, expected volatility was estimated using the implied volatility derived from options traded on Parent's common stock. For awards granted in fiscal 2014, expected volatility for awards subject to service-based vesting was estimated using the implied volatility derived from options traded on Parent's common stock, whereas for performance-contingent awards, expected volatility was estimated using the historical volatility of Parent's common stock.

(3)
The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)
The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

(5)
For awards subject to service-based vesting, the expected term was estimated using historical exercise and post-vesting termination patterns. For performance-contingent awards, the expected term represents an output from the lattice model.

  A summary of stock option activity for Company employees is as follows:

	Fiscal years ended October 31
	2015				2014				2013
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	24,472	$27			37,433	$26			43,701	$27
Granted and assumed through acquisitions	3,147	$37			4,255	$28			9,607	$15
Exercised	(5,716)	$18			(5,533)	$18			(5,152)	$17
Forfeited/cancelled/expired	(7,116)	$40			(11,683)	$37			(10,723)	$25
Employee transition(1)	11,391	$26			—				—

Outstanding at end of year	26,178	$26	5.2	$115	24,472	$27	4.2	$272	37,433	$26	3.1	$149

Vested and expected to vest at end of year	25,309	$26	5.2	$115	23,152	$27	4.0	$252	35,952	$27	3.0	$138

Exercisable at end of year	18,767	$23	4.7	$109	14,174	$31	2.5	$119	24,630	$31	2.0	$53

(1)
Employee transition amounts consist of option activity for employees transitioning between the Company and Parent.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation (Continued)

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that Company employee option holders would have realized had all Company employee option holders exercised their options on the last trading day of fiscal 2015, 2014 and 2013. The aggregate intrinsic value is the difference between Parent's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised by Company employees in fiscal 2015, 2014 and 2013 was $94 million, $78 million and $26 million, respectively. The total grant date fair value of options granted to Company employees which vested in fiscal 2015, 2014 and 2013 was $38 million, $46 million and $63 million, respectively, net of taxes.

        The following table summarizes significant ranges of outstanding and exercisable stock options for Company employees:

	As of October 31, 2015
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	In thousands	In years		In thousands
$0-$9.99	211	4.0	$6	195	$7
$10-$19.99	7,366	4.8	$14	6,916	$14
$20-$29.99	10,851	4.9	$26	8,473	$25
$30-$39.99	6,776	6.8	$37	2,209	$37
$40-$49.99	813	1.4	$45	813	$45
$50-$59.99	161	2.2	$52	161	$52

	26,178	5.2	$26	18,767	$23

        As of October 31, 2015, total unrecognized pre-tax stock-based compensation expense related to stock options for Company employees was $32 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.

Employee Stock Purchase Plan

        Effective November 1, 2015, the Company adopted the Employee Stock Purchase Plan ("ESPP"). The total number of shares of Company's common stock authorized and available for issuance under the ESPP is 80 million. The ESPP allows eligible employees to contribute up to 10% of their eligible compensation to purchase Hewlett Packard Enterprise's common stock. The plan provides for a discount not to exceed 15% and an offering period up to 24 months. The Company currently offers 6 month offering periods during which employees have the ability to purchase shares at 95% of the closing market price on the purchase date. No stock-based compensation expense is expected to be recorded as the criteria of a non-compensatory plan will be met.

        Prior to the separation, Parent sponsored the ESPP, pursuant to which eligible employees may contribute up to 10% of their eligible compensation, subject to certain income limits, to purchase shares of Parent's common stock. Pursuant to the terms of the ESPP, employees purchase stock under the ESPP at a price equal to 95% of Parent's closing stock price on the purchase date. No stock-based

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation (Continued)

compensation expense was recorded in connection with those purchases because the criteria of a non-compensatory plan were met.

Note 6: Taxes on Earnings

        Prior to the separation, Hewlett Packard Enterprise's operating results were included in Parent's various consolidated U.S. federal and state income tax returns, as well as non-U.S. tax filings. For purposes of the Company's Combined and Consolidated Financial Statements for periods prior to the separation, income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis separate from Parent. The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for the periods presented.

  Provision for Taxes

        The domestic and foreign components of earnings before taxes were as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
U.S.	$192	$878	$1,155
Non-U.S.	1,278	1,366	1,716

	$1,470	$2,244	$2,871

        The provision for (benefit from) taxes on earnings were as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
U.S. federal taxes:
Current	$1,647	$481	$293
Deferred	(3,508)	(460)	(267)
Non-U.S. taxes:
Current	492	375	698
Deferred	527	197	36
State taxes:
Current	47	45	77
Deferred	(196)	(42)	(17)

	$(991)	$596	$820

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

        The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate were as follows:

	For the fiscal years ended October 31
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	14.1%	2.4%	2.0%
Lower rates in other jurisdictions, net	(53.6)%	(9.6)%	(19.9)%
Valuation allowance	(75.7)%	3.2%	1.3%
Uncertain tax positions	5.8%	(0.7)%	7.5%
Other, net	7.0%	(3.7)%	2.7%

	(67.4)%	26.6%	28.6%

        The jurisdictions with favorable tax rates that have the most significant impact on the Company's effective tax rate in the periods presented include Puerto Rico, Singapore and China. The Company plans to reinvest earnings of these jurisdictions indefinitely outside the U.S., and therefore have not provided for U.S. taxes on those indefinitely reinvested earnings.

        In fiscal 2015, the Company recorded $1.6 billion of net income tax benefits related to items unique to the year. These amounts primarily included $1.8 billion of income tax benefits due to a release of valuation allowances pertaining to certain U.S. deferred tax assets, $447 million of income tax benefits related to restructuring and separation related costs, and $131 million of income tax benefits related to uncertain tax positions, the effects of which were partially offset by $486 million of tax charges to record valuation allowances on certain foreign deferred tax assets and $217 million of income tax charges related to state tax impacts of the separation of deferred taxes under the Separate Return Method.

        In fiscal 2014, the Company recorded $113 million of net income tax benefits related to items unique to the year. These amounts included $66 million of income tax benefits related to provision to return adjustments and $35 million of income tax benefits related to state rate changes.

        In fiscal 2013, the Company recorded $283 million of net income tax charges related to items unique to the year. These amounts included $231 million of income tax charges for adjustments related to uncertain tax positions and $54 million related to the settlement of tax audit matters.

        As a result of certain employment actions and capital investments the Company has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2024. The gross income tax benefits attributable to these actions and investments were estimated to be $260 million ($0.14 diluted net EPS) in fiscal 2015, $546 million ($0.30 diluted net EPS) in fiscal 2014 and $372 million ($0.20 diluted net EPS) in fiscal 2013. For comparative purposes the number of shares used to compute the diluted net EPS as of October 31, 2015 is used for calculation of diluted net EPS for all the periods presented. Refer Note 16, "Net Earnings Per Share" for details on shares used to compute diluted net EPS.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

  Uncertain Tax Positions

        A reconciliation of unrecognized tax benefits is as follows:

	As of October 31
	2015	2014	2013
	In millions
Balance at beginning of year	$2,067	$1,925	$1,535
Increases:
For current year's tax positions	1,449	273	132
For prior years' tax positions	3,591	533	453
Decreases:
For prior years' tax positions	(554)	(328)	(76)
Statute of limitations expiration	(12)	(121)	(6)
Settlements with taxing authorities	(54)	(215)	(113)
Net Parent Company Investment	(1,586)	—	—

Balance at end of year	$4,901	$2,067	$1,925

        Up to $0.6 billion, $1.4 billion and $1.3 billion of Hewlett Packard Enterprise's unrecognized tax benefits at October 31, 2015, 2014 and 2013, respectively, would affect the Company's effective tax rate if realized. The $2.8 billion increase in the amount of unrecognized tax benefits for the year ended October 31, 2015, primarily relates to the timing of intercompany royalty income recognition which does not affect the Company's effective tax rate.

        Hewlett Packard Enterprise recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Combined and Consolidated Statements of Earnings. The Company had accrued $269 million and $152 million for interest and penalties as of October 31, 2015 and 2014, respectively.

        For the periods presented, the unrecognized tax benefits reflected in the Company's Combined and Consolidated Financial Statements have been determined using the Separate Return Method. The increase in the balance of the Company's unrecognized tax benefits reflect the impact of tax carryforwards and credits that resulted from the separation. Hewlett Packard Enterprise engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. Hewlett Packard Enterprise does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, Hewlett Packard Enterprise believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $122 million within the next 12 months.

        Hewlett Packard Enterprise is subject to income tax in the U.S. and approximately 105 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HPI is subject to numerous ongoing audits by federal, state and foreign tax authorities. The IRS is conducting an audit of former parent's 2009, 2010, 2011, 2012, 2013 and 2014 income tax returns. Former parent has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent Reports ("RAR") for its fiscal 2001, 2002, 2006, 2007 and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

2008 tax years. The proposed IRS adjustments for these tax years would, if sustained, reduce the benefits of refund claims the former parent has filed for net operating loss carrybacks to earlier fiscal years and tax credit carryforwards to subsequent years by approximately $445 million. In addition, HPI expects the IRS to issue an RAR for 2009 through 2011 relating to certain tax positions taken on the filed tax returns of the former parent HP Co., including matters related to the U.S. taxation of certain intercompany loans. While the RAR may be material in amount, the HPI believes it has valid positions supporting its tax returns and, if necessary, it will vigorously defend such matters.

        Former parent HP Co., has filed petitions with the U.S. Tax Court regarding certain proposed IRS adjustments regarding tax years 1999 through 2003 and is continuing to contest additional adjustments proposed by the IRS for other tax years. The U.S. Tax Court ruled in May 2012 against Parent regarding one of the IRS adjustments for which former parent has filed a formal Notice of Appeal. The Court proceedings are expected to begin in fiscal 2016.

        Pre-acquisition tax years of former parent's U.S. group of subsidiaries providing enterprise services through 2004 have been audited by the IRS, and all proposed adjustments have been resolved. RARs have been received for tax years 2005, 2006, 2007 and the short period ended August 26, 2008, proposing total tax deficiencies of $274 million. Parent is contesting certain of these issues.

        The IRS began an audit in fiscal 2013 of the 2010 income tax return for former parent's U.S. group of subsidiaries providing enterprise services, and has issued an RAR for the short period ended October 31, 2008 and the period ending October 31, 2009 proposing a total tax deficiency of $62 million. HPI is contesting certain of these issues.

        With respect to major foreign and state tax jurisdictions, former parent is no longer subject to tax authority examinations for years prior to 1999. Former parent is subject to a foreign tax audit concerning an intercompany transaction for fiscal 2009. The relevant taxing authority has proposed an assessment of approximately $733 million. HPI is contesting this proposed assessment.

        Hewlett Packard Enterprise believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company regularly assesses the likely outcomes of these audits in order to determine the appropriateness of the Company's tax provision. The Company adjusts its uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. However, income tax audits are inherently unpredictable and there can be no assurance that the Company's will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the Provision for taxes and therefore the resolution of one or more of these uncertainties in any particular period could have a material impact on net earnings or cash flows.

        Hewlett Packard Enterprise has not provided for U.S. federal income and foreign withholding taxes on $27.6 billion of undistributed earnings from non-U.S. operations as of October 31, 2015 because the Company intends to reinvest such earnings indefinitely outside of the U.S. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. The Company will remit non-indefinitely reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. federal and withholding taxes have been

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

provided where excess cash has accumulated and the Company determines that it is advantageous for business operations, tax or cash management reasons.

  Deferred Income Taxes

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. For purposes of the Company's Combined and Consolidated Balance Sheets for periods prior to the separation, deferred tax balances and tax carryforwards and credits have been recorded under the Separate Return Method. The deferred tax balances reflected in the Company's Combined and Consolidated Balance Sheets in the periods presented have been recorded on a consolidated return basis and include tax attributes allocated to the Company at the time of the separation. The inclusion of these tax attributes resulted in tax carryforwards and credits, which generated higher deferred income tax assets for the Company as of the periods presented.

        The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31
	2015		2014
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss and credit carryforwards	$1,706	$—	$2,260	$—
Unremitted earnings of foreign subsidiaries	—	(3,362)	—	(3,722)
Inventory valuation	97	(24)	93	(1)
Intercompany transactions—profit in inventory	190	(14)	136	—
Intercompany transactions—excluding inventory	5,598	—	2,786	—
Fixed assets	327	(362)	66	(58)
Warranty	171	(2)	180	—
Employee and retiree benefits	772	(48)	2,798	(55)
Accounts receivable allowance	38	(9)	35	—
Intangible assets	—	(349)	157	(621)
Restructuring	210	—	289	—
Deferred revenue	1,152	(196)	949	(12)
Other	241	—	366	(210)

Gross deferred tax assets and liabilities	10,502	(4,366)	10,115	(4,679)
Valuation allowance	(2,252)	—	(3,912)	—

Net deferred tax assets and liabilities	$8,250	$(4,366)	$6,203	$(4,679)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

        Current and long-term deferred tax assets and liabilities included in the Combined and Consolidated Balance Sheets as follows:

	As of October 31
	2015	2014
	In millions
Current deferred tax assets	$1,210	$1,522
Current deferred tax liabilities	(157)	(174)
Long-term deferred tax assets	4,069	744
Long-term deferred tax liabilities	(1,238)	(568)

Deferred tax assets net of deferred tax liabilities	$3,884	$1,524

        The Company periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from U.S. GAAP treatment, deferred taxes are recognized. During fiscal 2015, the Company executed intercompany advanced royalty payment arrangements resulting in advanced payments of $5.0 billion, while during fiscal 2014, the Company executed a multi-year intercompany licensing arrangement and an intercompany advanced royalty payment arrangement which resulted in combined advanced payments of $7.8 billion, the result of which was the recognition of $1.1 billion net U.S. deferred tax assets in fiscal 2014. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years and 15 years, respectively. Intercompany royalty revenue and the amortization expense related to the licensing rights are eliminated in consolidation.

        Separation costs are expenses associated with former parent's plan to separate into two independent publicly-traded companies. The former parent recorded a deferred tax asset on these costs and expenses as they are incurred through fiscal 2015. We expect a portion of these deferred tax assets associated with separation costs and expenses will be non-deductible expenses, at the time the separation is executed. Furthermore, the former parent also concluded on the legal form of the separation and announced that the Company will be the spinnee in the U.S. Accordingly, during the second half of fiscal 2015, the former parent implemented certain internal reorganizations of, and transactions among, its wholly owned subsidiaries and operating activities in preparation for the legal form of separation. As a result, the former parent recorded adjustments to certain deferred and prepaid tax assets as well as income tax liabilities reflecting the impact of separation related activities.

        As of October 31, 2015, the Hewlett Packard Enterprise had $348 million, $867 million and $5.7 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in state and foreign net operating loss carryforwards will begin to expire in 2016 and amounts included in federal net operating loss carryforwards will begin to expire in 2023. Hewlett Packard Enterprise has provided a valuation allowance of $6 million and $1.3 billion for deferred tax assets related to state and foreign net operating losses carryforwards, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

        As of October 31, 2015, Hewlett Packard Enterprise had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$14	$—	2021
U.S. research and development and other credits	44	—	2017
Tax credits in state and foreign jurisdictions	171	(136)	2015

Balance at end of year	$229	$(136)

  Deferred Tax Asset Valuation Allowance

        The deferred tax asset valuation allowance and changes were as follows:

	As of October 31
	2015	2014	2013
	In millions
Balance at beginning of year	$3,912	$3,194	$3,351
Income tax expense	(1,155)	198	689
Other comprehensive income, currency translation and charges to other accounts	(505)	520	(846)

Balance at end of year	$2,252	$3,912	$3,194

        Total valuation allowances decreased by $1.7 billion and increased $718 million in fiscal 2015 and 2014, respectively. The decrease in fiscal 2015 was due primarily to the release of a valuation allowance against deferred tax assets in the U.S., and the increase in fiscal 2014 was due primarily to foreign net operating losses.

Tax Matters Agreement and Other Income Tax Matters

        In connection with the separation from Parent, the Company entered into a Tax Matters Agreement with HP Inc., formerly Hewlett-Packard Company. See Note 18, "Guarantees, Indemnifications and Warranties", for a full description of these Tax Matter Agreement.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 7: Balance Sheet Details

        Balance sheet details were as follows:

Accounts Receivable, Net

	As of October 31
	2015	2014
	In millions
Accounts receivable	$8,647	$8,549
Allowance for doubtful accounts	(109)	(126)

	$8,538	$8,423

        The allowance for doubtful accounts related to accounts receivable and changes therein were as follows:

	As of October 31
	2015	2014	2013
	In millions
Balance at beginning of year	$126	$150	$264
Provision for doubtful accounts	27	50	43
Deductions, net of recoveries	(44)	(74)	(157)

Balance at end of year	$109	$126	$150

        The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The recourse obligations associated with these short-term financing arrangements as of October 31, 2015 and 2014 were not material.

        The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

	As of October 31
	2015	2014	2013
	In millions
Balance at beginning of period(1)	$188	$70	$93
Trade receivables sold	4,221	3,947	1,739
Cash receipts	(4,327)	(3,815)	(1,765)
Foreign currency and other	(14)	(14)	3

Balance at end of period(1)	$68	$188	$70

(1)
Beginning and ending balance represents amounts for trade receivables sold but not yet collected.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 7: Balance Sheet Details (Continued)

Inventory

	As of October 31
	2015	2014
	In millions
Finished goods	$1,518	$1,287
Purchased parts and fabricated assemblies	680	597

	$2,198	$1,884

Other Current Assets

	As of October 31
	2015	2014
	In millions
Deferred tax assets—short-term	$1,210	$1,522
Value-added taxes receivable	1,538	1,165
Manufacturer and other receivables	1,992	777
Prepaid and other current assets	2,937	2,967

	$7,677	$6,431

Property, Plant and Equipment

	As of October 31
	2015	2014
	In millions
Land	$514	$448
Buildings and leasehold improvements	6,924	4,322
Machinery and equipment, including equipment held for lease	13,986	12,190

	21,424	16,960

Accumulated depreciation	(11,538)	(8,440)

	$9,886	$8,520

        Depreciation expense was $3.1 billion in fiscal 2015, and $3.2 billion for both fiscal 2014 and 2013. The change in gross property, plant and equipment in fiscal 2015 was due primarily to transfers from parent of $4.0 billion, purchases of $3.4 billion and unfavorable currency impacts of $0.5 billion, the effects of which were partially offset by sales and retirements totaling $2.5 billion. In fiscal 2015, accumulated depreciation associated with the assets transferred from parent was $2.2 billion and with assets sold and retired was $2.1 billion.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 7: Balance Sheet Details (Continued)

Long-Term Financing Receivables and Other Assets

	As of October 31
	2015	2014
	In millions
Financing receivables, net	$3,642	$3,633
Deferred tax assets—long-term	4,069	744
Deferred costs—long-term	715	730
Other	2,594	1,396

	$11,020	$6,503

Other Accrued Liabilities

	As of October 31
	2015	2014
	In millions
Accrued taxes—other	$1,364	$1,344
Warranty	276	306
Sales and marketing programs	908	862
Other	3,766	2,182

	$6,314	$4,694

Other Liabilities

	As of October 31
	2015	2014
	In millions
Pension, post-retirement, and post-employment liabilities	$3,432	$2,606
Deferred revenue—long-term	3,565	3,109
Deferred tax liability—long-term	1,238	568
Tax liability—long-term	778	408
Other long-term liabilities	1,085	963

	$10,098	$7,654

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 8: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases of Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of October 31
	2015	2014
	In millions
Minimum lease payments receivable	$6,941	$7,011
Unguaranteed residual value	217	235
Unearned income	(503)	(528)

Financing receivables, gross	6,655	6,718
Allowance for doubtful accounts	(95)	(111)

Financing receivables, net	6,560	6,607
Less: current portion(1)	(2,918)	(2,974)

Amounts due after one year, net(1)	$3,642	$3,633

(1)
The Company includes the current portion in Financing receivables and amounts due after one year, net in Long-term financing receivables and other assets in the accompanying Combined and Consolidated Balance Sheets.

        As of October 31, 2015, scheduled maturities of the Company's minimum lease payments receivable were as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	In millions
Scheduled maturities of minimum lease payments receivable	$3,160	$1,906	$1,128	$517	$192	$38	$6,941

  Credit Quality Indicators

        Due to the homogenous nature of its leasing transactions, the Company manages its financing receivables on an aggregate basis when assessing and monitoring credit risk. Credit risk is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company evaluates the credit quality of an obligor at lease inception and monitors that credit quality over the term of a transaction. The Company assigns risk ratings to each lease based on the creditworthiness of the obligor and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease, and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 8: Financing Receivables and Operating Leases (Continued)

        The credit risk profile of gross financing receivables, based on internally assigned ratings, was as follows:

	As of October 31
	2015	2014
	In millions
Risk Rating:
Low	$3,467	$3,561
Moderate	3,115	3,044
High	73	113

Total	6,655	$6,718

        Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB– or higher, while accounts rated moderate risk generally have the equivalent of BB+ or lower. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of impairment.

  Allowance for Doubtful Accounts

        The allowance for doubtful accounts for financing receivables is comprised of a general reserve and a specific reserve. The Company maintains general reserve percentages on a regional basis and bases such percentages on several factors, including consideration of historical credit losses and portfolio delinquencies, trends in the overall weighted-average risk rating of the portfolio, current economic conditions and information derived from competitive benchmarking. The Company excludes accounts evaluated as part of the specific reserve from the general reserve analysis. The Company establishes a specific reserve for financing receivables with identified exposures, such as customer defaults, bankruptcy or other events, that make it unlikely the Company will recover its investment. For individually evaluated receivables, the Company determines the expected cash flow for the receivable, which includes consideration of estimated proceeds from disposition of the collateral, and calculates an estimate of the potential loss and the probability of loss. For those accounts where a loss is considered probable, the Company records a specific reserve. The Company generally writes off a receivable or records a specific reserve when a receivable becomes 180 days past due, or sooner if the Company determines that the receivable is not collectible.

        The allowance for doubtful accounts related to financing receivables and changes therein were as follows:

	As of October 31
	2015	2014	2013
	In millions
Balance at beginning of year	$111	$131	$149
Provision for doubtful accounts	25	30	38
Deductions, net of recoveries	(41)	(50)	(56)

Balance at end of year	$95	$111	$131

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 8: Financing Receivables and Operating Leases (Continued)

        The gross financing receivables and related allowance evaluated for loss were as follows:

	As of October 31
	2015	2014
	In millions
Gross financing receivables collectively evaluated for loss	$6,399	$6,426
Gross financing receivables individually evaluated for loss	256	292

Total	$6,655	$6,718

Allowance for financing receivables collectively evaluated for loss	$82	$92
Allowance for financing receivables individually evaluated for loss	13	19

Total	$95	$111

  Non-Accrual and Past-Due Financing Receivables

        The Company considers a financing receivable to be past due when the minimum payment is not received by the contractually specified due date. The Company generally places financing receivables on non-accrual status, which is suspension of interest accrual, and considers such receivables to be non-performing at the earlier of the time at which full payment of principal and interest becomes doubtful or the receivable becomes 90 days past due. Subsequently, the Company may recognize revenue on non-accrual financing receivables as payments are received, which is on a cash basis, if the Company deems the recorded financing receivable to be fully collectible; however, if there is doubt regarding the ultimate collectability of the recorded financing receivable, all cash receipts are applied to the carrying amount of the financing receivable, which is the cost recovery method. In certain circumstances, such as when the Company deems a delinquency to be of an administrative nature, financing receivables may accrue interest after becoming 90 days past due. The non-accrual status of a financing receivable may not impact a customer's risk rating. After all of a customer's delinquent principal and interest balances are settled, the Company may return the related financing receivable to accrual status.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 8: Financing Receivables and Operating Leases (Continued)

        The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of October 31
	2015	2014
	In millions
Billed(1):
Current 1-30 days	$358	$272
Past due 31-60 days	52	46
Past due 61-90 days	14	12
Past due >90 days	57	49
Unbilled sales-type and direct-financing lease receivables	6,174	6,339

Total gross financing receivables	$6,655	$6,718

Gross financing receivables on non-accrual status(2)	$154	$130

Gross financing receivables 90 days past due and still accruing interest(2)	$102	$162

(1)
Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)
Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

  Operating Leases

        Operating lease assets included in machinery and equipment in the Combined and Consolidated Balance Sheets were as follows:

	As of October 31
	2015	2014
	In millions
Equipment leased to customers	$4,428	$4,333
Accumulated depreciation	(1,513)	(1,541)

	$2,915	$2,792

        As of October 31, 2015, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	In millions
Minimum future rentals on non-cancelable operating leases	$1,526	$1,038	$550	$219	$76	$17	$3,426

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 9: Acquisitions and Divestitures

  Acquisitions

        In fiscal 2015, the Company completed five acquisitions. The purchase price allocation for these acquisitions as set forth in the table below reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes, and residual goodwill. The Company expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition in the Company's combined financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

        Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company's combined and consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.

        The following table presents the aggregate purchase price allocation, including those items that are still preliminary allocations, for the Company's acquisitions for the fiscal period ended October 31, 2015:

In millions
Goodwill	$1,987
Amortizable intangible assets	704
In-process research and development	159
Net assets assumed	221

Total fair value of consideration	$3,071

  Acquisition of Aruba

        The Company's largest acquisition in fiscal 2015 was Aruba, which was completed in May 2015. Aruba is a leading provider of next-generation network access solutions for the mobile enterprise. The Company reports the financial results of Aruba's business in the Networking business unit within the EG segment. The acquisition date fair value of consideration of $2.8 billion consisted of cash paid for outstanding common stock, vested in-the-money stock awards and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $1.8 billion of goodwill, $643 million of intangible assets and $153 million of in-process research and development. The Company is amortizing intangible assets on a straight-line basis over an estimated weighted-average life of six years.

  Acquisitions in Prior Year

        In fiscal 2014, the Company completed two acquisitions with a combined purchase price of $55 million, of which $12 million was recorded as goodwill and $25 million was recorded as intangible

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 9: Acquisitions and Divestitures (Continued)

assets related to these acquisitions. In fiscal 2013, MphasiS Limited, a majority-owned subsidiary of the Company, acquired Digital Risk LLC for $174 million. The Company recorded $112 million of goodwill and $48 million of intangible assets related to this acquisition.

  Divestitures

        In fiscal 2015, the Company completed four divestitures which resulted in $140 million of proceeds. These divestitures include the sale of its LiveVault and iManage businesses, which were previously reported within the Software segment. The gains associated with these divestitures were included in Selling, general and administrative expense on the Combined and Consolidated Statements of Earnings.

        In May 2015, the Company and Tsinghua Holdings jointly announced a partnership that will bring together the Chinese enterprise technology assets of the Company and Tsinghua University to create a Chinese provider of technology infrastructure. Under the definitive agreement, Tsinghua Holdings' subsidiary, Unisplendour Corporation, will purchase 51% of a new business called H3C, comprising the Company's current H3C Technologies and China-based server, storage and technology services businesses, for approximately $2.3 billion. The Company's China subsidiary will maintain 100% ownership of its existing China-based Enterprise Services, Software and Helion Cloud businesses. Once the transaction closes, the new H3C will be the exclusive provider for the Company's server, storage and networking portfolio, as well as the Company's exclusive hardware support services provider in China, customized for that market. The transaction is expected to close in the first quarter of fiscal 2016, subject to regulatory approvals and other closing conditions.

        In October 2015, the Company signed a definitive agreement with Trend Micro International to sell the TippingPoint business for approximately $300 million. TippingPoint is a provider of next-generation intrusion prevention systems and related network security solutions. The results of TippingPoint are recorded within the Software segment. The transaction is expected to close during the Company's first fiscal quarter 2016, subject to regulatory approvals and other closing conditions.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 10: Goodwill and Intangible Assets

  Goodwill

        Goodwill and related changes in the carrying amount by reportable segment were as follows:

	Enterprise Group	Enterprise Services(1)	Software(2)	Financial Services	Total
Balance at October 31, 2013(3)	$16,864	$97	$8,840	$144	$25,945
Goodwill acquired during the period	—	—	12	—	12
Changes due to foreign currency	5	—	—	—	5
Goodwill adjustments	(2)	—	—	—	(2)

Balance at October 31, 2014(3)	16,867	97	8,852	144	25,960
Goodwill acquired during the period	1,891	—	96	—	1,987
Changes due to foreign currency	(52)	(5)	—	—	(57)
Goodwill adjustments(2)	6	—	(635)	—	(629)

Balance at October 31, 2015(3)	$18,712	$92	$8,313	$144	$27,261

(1)
Goodwill relates to the MphasiS Limited reporting unit.

(2)
In connection with the separation, Parent will retain the marketing optimization software product group, a continuing business which has historically been managed by the Company and included in the Software segment. The adjustment reflects the impact of removing the related goodwill of $512 million allocated on a relative fair value basis from Parent.

(3)
Goodwill is net of accumulated impairment losses of $13.7 billion, which were recorded prior to October 31, 2013. Of that amount, $8.0 billion relates to the ES segment and the remaining $5.7 billion relates to Software.

  Goodwill Impairments

        Goodwill is tested for impairment at the reporting unit level. As of October 31, 2015, the Company's reporting units are consistent with the reportable segments identified in Note 2, "Segment Information", except for ES, which includes two reporting units: (1) MphasiS Limited and (2) the remainder of ES. Based on the results of the Company's annual impairment tests for fiscal 2015, 2014 and 2013 the Company determined that no impairment of goodwill existed.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 10: Goodwill and Intangible Assets (Continued)

  Intangible Assets

        Intangible assets are composed of:

	As of October 31, 2015				As of October 31, 2014
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,109	$(3,517)	$(856)	$736	$5,273	$(3,213)	$(856)	$1,204
Developed and core technology and patents	4,218	(1,110)	(2,138)	970	4,241	(1,278)	(2,138)	825
Trade name and trade marks	231	(57)	(109)	65	272	(135)	(109)	28
In-process research and development	159	—	—	159	—	—	—	—

Total intangible assets	$9,717	$(4,684)	$(3,103)	$1,930	$9,786	$(4,626)	$(3,103)	$2,057

        For fiscal 2015, the decrease in gross intangible assets was due primarily to $703 million of intangible assets that became fully amortized and have been eliminated from gross intangible assets and accumulated amortization and the impact of removing intangible assets related to the marketing optimization software product group which was retained by Parent. The decrease was partially offset by intangible assets and in-process research and development resulting from the Company's acquisitions, primarily the acquisition of Aruba. For fiscal 2014, $833 million of intangible assets became fully amortized and have been eliminated from gross intangible assets and accumulated amortization.

        As of October 31, 2015, the weighted-average remaining useful lives of the Company's finite-lived intangible assets were as follows:

Finite-Lived Intangible Assets	Weighted-Average Remaining Useful Lives
In years
Customer contracts, customer lists and distribution agreements	8
Developed and core technology and patents	7
Trade name and trade marks	7

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 10: Goodwill and Intangible Assets (Continued)

        As of October 31, 2015, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year	In millions
2016	$751
2017	337
2018	237
2019	197
2020	167
Thereafter	82

Total	$1,771

Note 11: Fair Value

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.

  Fair Value Hierarchy

        The Company uses valuation techniques that are based upon observable and unobservable inputs. Observable inputs are developed using market data such as publicly available information and reflect the assumptions market participants would use, while unobservable inputs are developed using the best information available about the assumptions market participants would use. Assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement:

        Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

        Level 2—Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs.

        Level 3—Unobservable inputs for the asset or liability.

        The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 11: Fair Value (Continued)

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2015				As of October 31, 2014
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$2,473	$—	$2,473	$—	$1,130	$—	$1,130
Money market funds	4,592	—	—	4,592	691	—	—	691
Mutual funds	—	246	—	246	—	244	—	244
Marketable equity securities	46	7	—	53	8	—	—	8
Foreign bonds	8	305	—	313	7	245	—	252
Other debt securities	—	—	40	40	—	—	10	10
Derivative Instruments:
Foreign exchange contracts	—	816	—	816	—	442	—	442
Other derivatives	—	3	—	3	—	3	—	3

Total assets	$4,646	$3,850	$40	$8,536	$706	$2,064	$10	$2,780

Liabilities
Derivative Instruments:
Interest rate contracts	$—	$55	$—	$55	$—	$—	$—	$—
Foreign exchange contracts	—	137	—	137	—	75	—	75

Total liabilities	$—	$192	$—	$192	$—	$75	$—	$75

        For the year ended October 31, 2015 and 2014, there were no material transfers between levels within the fair value hierarchy.

  Valuation Techniques

        Cash Equivalents and Investments:    The Company holds time deposits, money market funds, mutual funds, other debt securities primarily consisting of corporate and foreign government notes and bonds, and common stock and equivalents. The Company values cash equivalents and equity investments using quoted market prices, alternative pricing sources, including NAV, or models utilizing market observable inputs. The fair value of debt investments was based on quoted market prices or model-driven valuations using inputs primarily derived from or corroborated by observable market data, and, in certain instances, valuation models that utilize assumptions which cannot be corroborated with observable market data.

        Derivative Instruments:    The Company uses forward contracts, interest rate and total return swaps to hedge certain foreign currency and interest rate exposures. The Company uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, the Company and counterparty credit risk, foreign exchange rates, and forward and spot

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 11: Fair Value (Continued)

prices for currencies and interest rates. See Note 12, "Financial Instruments", for a further discussion of the Company's use of derivative instruments.

  Other Fair Value Disclosures

        Short- and Long-Term Debt:    The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Combined and Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of the Company's short- and long-term debt approximated its carrying value of $15.8 billion and $1.4 billion as of October 31, 2015 and 2014, respectively. If measured at fair value in the Combined and Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

        Other Financial Instruments:    For the balance of the Company's financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Combined and Consolidated Balance Sheets, these other financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.

        Non-Marketable Equity Investments and Non-Financial Assets:    The Company's non-marketable equity investments and non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Combined and Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy. In fiscal 2015, the Company determined that it would exit certain data centers. The Company conducted an analysis of the respective asset group to determine if the carrying value was greater than the fair value. As a result of this assessment, the Company recorded a $136 million impairment charge to Impairment of data center assets on the Combined and Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 12: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments were as follows:

	As of October 31, 2015				As of October 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	In millions
Cash Equivalents:
Time deposits	$2,367	$—	$—	$2,367	$985	$—	$—	$985
Money market funds	4,592	—	—	4,592	691	—	—	691
Mutual funds	173	—	—	173	110	—	—	110

Total cash equivalents	7,132	—	—	7,132	1,786	—	—	1,786

Available-for-Sale Investments:
Debt securities:
Time deposits	106	—	—	106	145	—	—	145
Foreign bonds	244	69	—	313	191	61	—	252
Other debt securities	53	—	(13)	40	10	—	—	10

Total debt securities	403	69	(13)	459	346	61	—	407

Equity securities:
Mutual funds	73	—	—	73	134	—	—	134
Equity securities in public companies	55	7	(9)	53	5	3	—	8

Total equity securities	128	7	(9)	126	139	3	—	142

Total available-for-sale investments	531	76	(22)	585	485	64	—	549

Total cash equivalents and available-for-sale investments	$7,663	$76	$(22)	$7,717	$2,271	$64	$—	$2,335

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2015 and 2014, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $54 million in fiscal 2015, $64 million in fiscal 2014 and $72 million in fiscal 2013. Time deposits were primarily issued by institutions outside the U.S. as of October 31, 2015 and 2014. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

        The gross unrealized loss as of October 31, 2015 was due primarily to a decline in the fair value of a debt security of $13 million that has been in a continuous loss position for more than twelve months. There was no gross unrealized loss as of October 31, 2014.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 12: Financial Instruments (Continued)

        Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2015
	Amortized Cost	Fair Value
	In millions
Due in one year	$104	$104
Due in one to five years	12	12
Due in more than five years	287	343

	$403	$459

        Equity securities in privately held companies include cost basis and equity method investments and are included in Long-term financing receivables and other assets in the Combined and Consolidated Balance Sheets. These investments amounted to $45 million and $90 million at October 31, 2015 and 2014, respectively.

  Derivative Instruments

        The Company is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities. The Company does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. The Company may designate its derivative contracts as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, the Company categorizes those economic hedges as other derivatives. Derivative instruments directly attributable to the Company are recognized at fair value in the Combined and Consolidated Balance Sheets. The change in fair value of the derivative instruments is recognized in the Combined and Consolidated Statements of Earnings or Combined and Consolidated Statements of Comprehensive Income dependent upon the type of hedge as further discussed below. The Company classifies cash flows from its derivative programs with the activities that correspond to the underlying hedged items in the Combined and Consolidated Statements of Cash Flows.

        As a result of its use of derivative instruments, the Company is exposed to the risk that its counterparties will fail to meet their contractual obligations. To mitigate counterparty credit risk, the Company has a policy of only entering into derivative contracts with carefully selected major financial institutions based on their credit ratings and other factors, and the Company maintains dollar risk limits that correspond to each financial institution's credit rating and other factors. The Company's established policies and procedures for mitigating credit risk include reviewing and establishing limits for credit exposure and periodically reassessing the creditworthiness of its counterparties. Through October 31, 2015, the Company participated in Parent's master netting agreements, which further mitigated credit exposure to counterparties by permitting the Company to net amounts due from the Company to counterparty against amounts due to the Company from the same counterparty under

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 12: Financial Instruments (Continued)

certain conditions. From and after November 1, 2015, in connection with the separation, all of the Company's contracts are transacted under its own master netting agreements.

        To further mitigate credit exposure to counterparties, through October 31, 2015, the Company participated in Parent's collateral security agreements, which allow the Company to hold collateral from, or require the Company to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of Parent and its counterparties. If Parent's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Parent has the right to request full collateralization of the derivatives' net liability position. From and after November 1, 2015, in connection with the separation, the Company transacts all contracts under its own collateral security agreements where the contractually established threshold are based on the Company's credit ratings. Collateral is generally posted within two business days. The fair value of the Company's derivatives with credit contingent features in a net liability position was $35 million and $0.2 million at October 31, 2015 and 2014, respectively, all of which were fully collateralized within two business days.

        Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of October 31, 2015 and 2014.

  Fair Value Hedges

        The Company issues long-term debt in U.S. dollars based on market conditions at the time of financing. The Company may enter into fair value hedges, such as interest rate swaps, to reduce the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. The swap transactions generally involve principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, the Company may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if it believes a larger proportion of fixed-rate debt would be beneficial. When investing in fixed-rate instruments, the Company may enter into interest rate swaps that convert the fixed interest payments into variable interest payments and may designate these swaps as fair value hedges.

        In fiscal 2015, concurrent with issuance of senior notes, the Company entered into interest rate swaps to reduce the exposure of $9.5 billion of aggregate principal amount of fixed rate senior notes to changes in fair value resulting from changes in interest rates by achieving LIBOR-based floating interest expense. See Note 13, "Borrowing", for more information related to issuance of senior notes.

        For derivative instruments that are designated and qualify as fair value hedges, the Company recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Combined and Consolidated Statements of Earnings in the period of change.

  Cash Flow Hedges

        The Company uses forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 12: Financial Instruments (Continued)

operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. The Company's foreign currency cash flow hedges mature generally within twelve months; however, forward contracts associated with sales-type and direct-financing leases and intercompany loans extend for the duration of the lease or loan term, which typically range from two to five years.

        For derivative instruments that are designated and qualify as cash flow hedges, the Company initially records changes in fair value for the effective portion of the derivative instrument in Accumulated other comprehensive loss as a separate component of equity in the Combined and Consolidated Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the effective portion of its cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item.

  Net Investment Hedges

        The Company uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. The Company records the effective portion of such derivative instruments together with changes in the fair value of the hedged items in Cumulative translation adjustment as a separate component of Equity in the Combined and Consolidated Balance Sheets.

  Other Derivatives

        Other derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency-denominated balance sheet exposures. The Company also uses total return swaps and, to a lesser extent, interest rate swaps, based on equity or fixed income indices, to hedge its executive deferred compensation plan liability.

        For derivative instruments not designated as hedging instruments, the Company recognizes changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other net in the Combined and Consolidated Statements of Earnings in the period of change.

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, the Company measures hedge effectiveness by offsetting the change in fair value of the hedged items with the change in fair value of the derivative. For forward contracts designated as cash flow or net investment hedges, the Company measures hedge effectiveness by comparing the cumulative change in fair value of the hedge contract with the cumulative change in fair value of the hedged item, both of which are based on forward rates. The Company recognizes any ineffective portion of the hedge in the Combined and Consolidated Statements of Earnings in the same period in which ineffectiveness occurs. Amounts excluded from the assessment of effectiveness are recognized in the Combined and Consolidated Statements of Earnings in the period they arise.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 12: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Combined and Consolidated Balance Sheets

        The gross notional and fair value of derivative instruments in the Combined and Consolidated Balance Sheets was as follows:

	As of October 31, 2015					As of October 31, 2014
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$9,500	$—	$—	$—	$55	$—	$—	$—	$—	$—
Cash flow hedges:
Foreign currency contracts	8,692	296	206	28	8	7,438	195	116	25	6
Net investment hedges:
Foreign currency contracts	1,861	114	66	7	4	1,952	44	47	10	8

Total derivatives designated as hedging instruments	20,053	410	272	35	67	9,390	239	163	35	14

Derivatives not designated as hedging instruments
Foreign currency contracts	9,283	46	88	50	40	979	8	32	8	18
Other derivatives	127	3	—	—	—	120	2	1	—	—

Total derivatives not designated as hedging instruments	9,410	49	88	50	40	1,099	10	33	8	18

Total derivatives	$29,463	$459	$360	$85	$107	$10,489	$249	$196	$43	$32

  Offsetting of Derivative Instruments

        The Company recognizes all derivative instruments on a gross basis in the Combined and Consolidated Balance Sheets. As of October 31, 2015, the Company participated in Parent's master netting arrangements and collateral security arrangements. From and after November 1, 2015, in connection with the separation, the Company's derivative instruments are subject to its own master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of October 31, 2015 and 2014, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

	As of October 31, 2015
	In the Combined and Consolidated Balance Sheets
							(vi) = (iii)–(iv)–(v)
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$819	$—	$819	$153	$631	(1)	$35
Derivative liabilities	$192	$—	$192	$153	$19	(2)	$20

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 12: Financial Instruments (Continued)

	As of October 31, 2014
	In the Combined and Consolidated Balance Sheets
							(vi) = (iii)–(iv)–(v)
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$445	$—	$445	$73	$45	(1)	$327
Derivative liabilities	$75	$—	$75	$73	$—		$2

(1)
Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

(2)
Represents the collateral posted by the Company through re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

  Effect of Derivative Instruments on the Combined and Consolidated Statements of Earnings

        The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for fiscal years ended October 31, 2015, 2014 and 2013 was as follows:

	(Losses) Gains Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	2015	2014	2013	Hedged Item	Location	2015	2014	2013
		In millions					In millions
Interest rate contracts	Interest and other, net	$(55)	$—	$(28)	Fixed-rate debt	Interest and other, net	$55	$—	$28

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for fiscal years ended October 31, 2015, 2014 and 2013 was as follows:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)			Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	2015	2014	2013	Location	2015	2014	2013
		In millions			In millions
Cash flow hedges:
Foreign currency contracts	$279	$149	$41	Net revenue	$276	$(4)	$46
Foreign currency contracts	(3)	13	(4)	Cost of products	6	3	(1)
Foreign currency contracts	(2)	9	(22)	Other operating expenses	(4)	(9)	(2)
Foreign currency contracts	207	(60)	21	Interest and other, net	202	(50)	10

Total currency hedges	$481	$111	$36		$480	$(60)	$53

Net investment hedges:
Foreign currency contracts	$228	$57	$38	Interest and other, net	$—	$—	$—

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 12: Financial Instruments (Continued)

        As of October 31, 2015, 2014 and 2013 no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material for fiscal 2015, 2014 and 2013.

        As of October 31, 2015, the Company expects to reclassify an estimated net Accumulated other comprehensive gain of approximately $66 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

        The pre-tax effect of derivative instruments not designated as hedging instruments on the Combined and Consolidated Statements of Earnings for fiscal years ended October 31, 2015, 2014 and 2013 was as follows:

	Gains (Losses) Recognized in Income on Derivatives
	Location	2015	2014	2013
		In millions
Foreign currency contracts	Interest and other, net	$11	$169	$(57)
Other derivatives	Interest and other, net	1	—	3
Interest rate contracts	Interest and other, net	—	—	3

Total		$12	$169	$(51)

Note 13: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of October 31
	2015		2014
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt	$161	2.6%	$127	2.8%
FS Commercial paper	39	0.2%	298	0.5%
Notes payable to banks, lines of credit and other(1)	491	2.7%	469	1.5%

Total notes payable and short-term borrowings	$691		$894

(1)
Notes payable to banks, lines of credit and other includes $374 million and $404 million at October 31, 2015 and 2014, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

  Long-Term Debt

	As of October 31
	2015	2014
	In millions
Hewlett Packard Enterprise Senior Notes(1)
$2,250 issued at discount to par at a price of 99.944% in October 2015 at 2.45%, due October 5, 2017, interest payable semi-annually on April 5 and October 5 of each year	$2,249	$—
$2,650 issued at discount to par at a price of 99.872% in October 2015 at 2.85%, due October 5, 2018, interest payable semi-annually on April 5 and October 5 of each year	2,647	—
$3,000 issued at discount to par at a price of 99.972% in October 2015 at 3.6%, due October 15, 2020, interest payable semi-annually on April 15 and October 15 of each year	2,999	—
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 15, 2022, interest payable semi-annually on April 15 and October 15 of each year	1,347	—
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,493	—
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	749	—
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	—
$350 issued at par in October 2015 at three-month USD LIBOR plus 1.74%, due October 5, 2017, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	350	—
$250 issued at par in October 2015 at three-month USD LIBOR plus 1.93%, due October 5, 2018, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	250	—
EDS Senior Notes(1)
$300 issued October 1999 at 7.45%, due October 2029	313	313
Other, including capital lease obligations, at 0.00%-5.96%, due in calendar years 2015-2023(2)	423	299
Fair value adjustment related to hedged debt	(55)	—
Less: current portion	(161)	(127)

Total long-term debt	$15,103	$485

(1)
The Company may redeem some or all of the fixed-rate Hewlett Packard Enterprise senior notes and the EDS senior notes at any time in accordance with the terms thereof.

(2)
Other, including capital lease obligations includes $196 million and $123 million as of October 31, 2015 and 2014, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

        Interest expense on borrowings recognized in the Combined and Consolidated Statements of Earnings was as follows:

		Fiscal years ended October 31
Expense	Location	2015	2014	2013
		In millions
Financing interest	Financing interest	$240	$277	$312
Interest expense	Interest and other, net	29	45	57

Total interest expense		$269	$322	$369

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

  Hewlett Packard Enterprise Senior Notes

        On October 9, 2015, Hewlett Packard Enterprise completed its offering of $14.0 billion of fixed rate notes and $0.6 billion of floating rate notes, with the interest rate and maturity date described in the table above.

        The Notes are Hewlett Packard Enterprise's senior unsecured obligations and rank equally in right of payment with all of Hewlett Packard Enterprise's existing and future senior unsecured indebtedness. The Notes were initially guaranteed on a senior unsecured basis by HP Co., which guarantee was automatically and unconditionally released upon HP Co.'s distribution of all of the outstanding shares of Hewlett Packard Enterprise common stock to HP Co.'s shareholders on November 1, 2015, in connection with the separation of Hewlett Packard Enterprise from HP Co. (the "Distribution"), and beneficial ownership of substantially all of the assets intended to be included in Hewlett Packard Enterprise were transferred to Hewlett Packard Enterprise.

        Hewlett Packard Enterprise distributed approximately $14.5 billion of net proceeds from the Notes offering to HP Co. HP Co. utilized the net proceeds to fund repurchases and redemptions of its outstanding senior notes, and to repay other indebtedness, to facilitate the separation of Hewlett Packard Enterprise from HP Co.

        The Company incurred issuance costs of $54 million which are included in other assets in the Combined and Consolidated Balance Sheets and are being amortized to interest expense over the term of the Notes.

        As disclosed in Note 12, "Financial Instruments", the Company uses interest rate swaps to mitigate the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. Concurrent with the issuance of the senior notes, Hewlett Packard Enterprise entered into interest rate swaps to reduce the exposure of $9.5 billion of aggregate principal amount of fixed rate senior notes to changes in fair value resulting from changes in interest rates by achieving LIBOR-based floating interest expense. Interest rates on long-term debt in the table above have not been adjusted to reflect the impact of any interest rate swaps.

  Available Borrowing Resources

        The Company had the following resources available to obtain short- or long-term financing if additional liquidity is needed:

As of October 31, 2015
In millions
Commercial paper programs	$4,461
Uncommitted lines of credit	$1,705

  Commercial Paper

        Hewlett Packard Enterprise's Board of Directors has authorized the issuance of up to $4.0 billion in aggregate principal amount of commercial paper by Hewlett Packard Enterprise. Hewlett Packard

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

Enterprise's subsidiaries are authorized to issue up to an additional $500 million in aggregate principal amount of commercial paper. Hewlett Packard Enterprise maintains two commercial paper programs, and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.0 billion. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $4.0 billion authorized by Hewlett Packard Enterprise's Board of Directors. The Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $500 million.

  Revolving Credit Facility

        On November 1, 2015, the Company entered into a revolving credit facility (the "Credit Agreement"), together with the lenders named therein, JPMorgan Chase Bank, N.A. ("JPMorgan"), as co-administrative agent and administrative processing agent, and Citibank, N.A., as co-administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.0 billion. Loans under the revolving credit facility may be used for general corporate purposes. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to satisfaction of certain conditions, by up to two one-year periods. Commitment Fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating.

  Future maturities of long-term debt

        As of October 31, 2015, aggregate future maturities of the Company's long-term debt at face value (excluding a fair value adjustment related to hedged debt of $55 million, a net discount on debt issuance of $4 million), including capital lease obligations were as follows:

Fiscal year	In millions
2016	$137
2017	2,628
2018	3,044
2019	9
2020	3,000
Thereafter	6,505

Total	$15,323

Note 14: Related Party Transactions and Parent Company Investment

  Intercompany Purchases

        During fiscal 2015, 2014 and 2013, the Company purchased equipment from other businesses of Parent in the amount of $1.3 billion, $1.2 billion and $1.1 billion, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 14: Related Party Transactions and Parent Company Investment (Continued)

  Allocation of Corporate Expenses

        The Combined and Consolidated Statements of Earnings and Comprehensive Income include an allocation of general corporate expenses from Parent for certain management and support functions which are provided on a centralized basis within Parent. These management and support functions include, but are not limited to, executive management, finance, legal, information technology, employee benefits administration, treasury, risk management, procurement, and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. These allocations were $3.6 billion, $4.2 billion and $4.2 billion in each of fiscal 2015, 2014, and 2013, respectively.

        Management of the Company and Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. These allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

  Parent Company Investment

        Parent company investment on the Combined and Consolidated Balance Sheets and Statements of Equity represents Parent's historical investment in the Company, the net effect of transactions with and allocations from (to) Parent and the Company's accumulated earnings.

  Distribution of Net Proceeds of Senior Notes Relating to Separation to Parent

        Distribution of net proceeds of senior notes, relating to separation, to Parent in the Combined and Consolidated Statements of Cash Flows and Statements of Equity represents all of the net proceeds from the senior notes offering which were distributed to Parent as part of the separation capitalization plan. As a result of this distribution, the Company recorded a $14.5 billion reduction in Parent company investment in the Combined and Consolidated Balance Sheets and Statements of Equity.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 14: Related Party Transactions and Parent Company Investment (Continued)

  Net Transfers from (to) Parent

        Net transfers from (to) Parent are included within Parent company investment. The components of the Net transfers from (to) Parent on the Combined and Consolidated Statements of Equity for all periods presented were as follows:

	Fiscal years ended October 31
	2015	2014	2013
	In millions
Intercompany purchases	$1,310	$1,246	$1,142
Cash pooling and general financing activities	(282)	(8,091)	(9,242)
Corporate allocations	3,598	4,156	4,235
Defined benefit plans merged into Parent's Shared plans	—	(40)	(43)
Cash transfers from Parent for business combinations and divestitures	2,504	43	167
Income taxes	657	379	402
Defined benefit plans transferred from Parent	2,019	—	—
Property, plant and equipment transferred from Parent	1,788	—	—

Total net transfers from (to) Parent per Combined and Consolidated Statements of Equity	$11,594	$(2,307)	$(3,339)

        A reconciliation of Net transfers from (to) Parent in the Combined and Consolidated Statements of Equity to the corresponding amount presented on the Combined and Consolidated Statements of Cash Flows for all periods presented were as follows:

	Fiscal years ended October 31
	2015	2014	2013
	In millions
Net transfers from (to) Parent per Combined and Consolidated Statements of Equity	$11,594	$(2,307)	$(3,339)
Income taxes paid by Parent	(486)	(320)	(734)
Restructuring	(1)	(129)	(103)
Stock-based compensation	(565)	(427)	(374)
Other	(1,102)	(359)	(646)

Total net transfers from (to) Parent per Combined and Consolidated Statements of Cash Flows	$9,440	$(3,542)	$(5,196)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 14: Related Party Transactions and Parent Company Investment (Continued)

  Receivable from and Payable (to) Parent

	As of October 31
	2015	2014
	In millions
Receivable from Parent(1)	$492	$—
Payable to Parent(2)	(343)	—

Net receivable from Parent	$149	$—

(1)
The Company includes the receivable from Parent in Other current assets in the accompanying Combined and Consolidated Balance Sheets.

(2)
The Company includes the employee compensation and benefits portion in Employee compensation and benefits and all other accruals from Parent in Other accrued liabilities in the accompanying Combined and Consolidated Balance Sheets.

        On October 31, 2015 and November 1, 2015, in connection with the separation, the Company entered into several agreements with HP Inc. that govern the relationship between the Company and HP Inc. following the distribution, including the following:

  •
  Separation and Distribution Agreement;

  •
  Transition Services Agreement;

  •
  Tax Matters Agreement;

  •
  Employee Matters Agreement;

  •
  Real Estate Matters Agreement;

  •
  Master Commercial Agreement; and

  •
  Information Technology Service Agreement.

        These agreements provided the allocation between the Company and HP Inc.'s assets, employees, liabilities and obligation (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the separation. The agreements listed above have been filed as exhibit described in 2.1, 2.2, 2.3, 2.4, 2.5, 2.6, and 2.7.

  Other Income Tax Matters

        In November 2015, and in connection with the Tax Matters Agreement, the Company recorded a net receivable of $390 million from HP Inc. For more information on Tax Matters Agreement and other income taxes matters, see Note 18, "Guarantees, Indemnification, and Warranties" for a further discussion.

  Final Cash Allocation from HP Inc.

        In December 2015, and in connection with the Separation and Distribution Agreement, the Company received a net cash allocation of $526 million from HP Inc. The cash allocation is based on

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 14: Related Party Transactions and Parent Company Investment (Continued)

the projected cash requirements of the Company, in light of the intended investment grade credit rating, business plan, and anticipated operation and activities.

Note 15: Other Comprehensive Loss

  Taxes related to Other Comprehensive (Loss) Income

	Fiscal years ended October 31
	2015	2014	2013
	In millions
Taxes on change in unrealized (losses) gains on available-for-sale securities:
Tax benefit (provision) on unrealized (losses) gains arising during the period	$2	$(1)	$(5)

	2	(1)	(5)

Taxes on change in unrealized gains (losses) on cash flow hedges:
Tax provision on unrealized gains arising during the period	(69)	(32)	(4)
Tax provision on (gains) losses reclassified into earnings	76	1	12

	7	(31)	8

Taxes on change in unrealized components of defined benefit plans:
Tax benefit (provision) on (losses) gains arising during the period	30	58	(90)
Tax benefit on amortization of actuarial loss and prior service benefit	(10)	(6)	(12)
Tax provision on curtailments, settlements and other	—	(3)	(2)
Tax benefit on Plans transferred from Parent during the period	255	—	—

	275	49	(104)

Tax (provision) benefit on change in cumulative translation adjustment	(73)	(27)	25

Tax benefit (provision) on other comprehensive (loss) income	$211	$(10)	$(76)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 15: Other Comprehensive Loss (Continued)

  Changes and reclassifications related to Other Comprehensive (Loss) Income, net of taxes

	Fiscal years ended October 31
	2015	2014	2013
	In millions
Other comprehensive (loss) income, net of taxes:
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains arising during the period	$(8)	$4	$39
Gains reclassified into earnings	—	(1)	(49)

	(8)	3	(10)

Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains arising during the period	412	79	32
(Gains) losses reclassified into earnings(1)	(404)	61	(41)

	8	140	(9)

Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(352)	(736)	25
Amortization of actuarial loss and prior service benefit(2)	204	76	74
Curtailments, settlements and other	4	15	7
Plans transferred from Parent during the period	(2,352)	—	—
Merged into Parent's Shared plan during the period	—	61	142

	(2,496)	(584)	248

Change in cumulative translation adjustment	(271)	(112)	(125)

Other comprehensive (loss) income, net of taxes	$(2,767)	$(553)	$104

(1)
Reclassification of pre-tax (gains) losses on cash flow hedges into the Combined and Consolidated Statements of Earnings was as follows:

	2015	2014	2013
	In millions
Net revenue	$(276)	$4	$(46)
Cost of products	(6)	(3)	1
Other operating expenses	4	9	2
Interest and other, net	(202)	50	(10)

	$(480)	$60	$(53)

(2)
These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 4, "Retirement and Post-Retirement Benefit Plans".

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 15: Other Comprehensive Loss (Continued)

        The components of accumulated other comprehensive loss, net of taxes as of October 31, 2015 and changes during fiscal year 2015 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$63	$60	$(1,677)	$(694)	$(2,248)
Other comprehensive (loss) income before reclassifications	(8)	412	(348)	(271)	(215)
Reclassifications of (gains) losses into earnings	—	(404)	204	—	(200)
Plan transferred from Parent during the period	—	—	(2,352)	—	(2,352)

Balance at end of period	$55	$68	$(4,173)	$(965)	$(5,015)

  Dividends

        On November 11, 2015, the Board of Directors of the Company authorized a regular quarterly cash dividend for its common stock. The Board of Directors further authorized a regular quarterly cash dividend for the first quarter of fiscal 2016, payable on January 6, 2016 to holders of record of its outstanding common stock on December 9, 2015, in the amount of $0.055 per share.

  Share Repurchase Program

        On October 13, 2015, the Board of Directors of the Company announced the authorization of a $3.0 billion share repurchase program. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions.

Note 16: Net Earnings Per Share

        The Company calculated basic net EPS using the net earnings and number of Hewlett-Packard Company shares outstanding as of October 31, 2015. On November 1, 2015, the distribution date, Hewlett-Packard Company shareholders received one share of HPE common stock for every share of Hewlett-Packard Company common stock held as of the record date on October 21, 2015.

        Diluted net EPS includes the weighted-average dilutive effect of restricted stock awards, stock options and performance-based awards. The Company calculates the weighted-average dilutive effect of employee stock plans after conversion, by multiplying the dilutive Hewlett-Packard Company stock-based awards for the year ended October 31, 2015, attributable to HPE employees with the price conversion ratio used to convert those awards to equivalent units of HPE awards on the separation date. The price conversion ratio was calculated using the closing price of Hewlett-Packard Company common shares on October 31, 2015 divided by the opening price of HPE common shares on November 2, 2015.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 16: Net Earnings Per Share (Continued)

        The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions, except per share amounts
Numerator:
Net earnings(1)	$2,461	$1,648	$2,051

Denominator:
Number of shares outstanding used to compute basic net EPS(2)	1,804	1,804	1,804
Weighted-average dilutive effect of employee stock plans after conversion(2)	30	30	30

Number of shares used to compute diluted net EPS(2)	1,834	1,834	1,834
Net earnings per share:
Basic	$1.36	$0.91	$1.14

Diluted	$1.34	$0.90	$1.12

Anti-dilutive weighted average stock awards(3)	28	28	28

(1)
The Company considers restricted stock that provide the holder with a non-forfeitable right to receive dividends to be participating securities. As of October 31, 2015, there was no restricted stock outstanding. For fiscal 2014 and 2013, net earnings allocated to participating securities were not significant.

(2)
For comparative purposes, the same number of shares used to compute basic and diluted net earnings per share for the period ended October 31, 2015 is used in the calculation of net earnings per share for all periods presented.

(3)
The Company excludes stock awards where the assumed proceeds exceed the average market price from the calculation of diluted net EPS, because their effect would be anti-dilutive. The assumed proceeds of a stock award includes the sum of its exercise price (if the award is an option), average unrecognized compensation cost and excess tax benefit. The Company's anti-dilutive shares were calculated based on Hewlett-Packard Company anti-dilutive awards for the fiscal period ended October 31, 2015 attributable to HPE employees, with the price conversion ratio used to convert those awards to equivalent units of HPE awards on the distribution date. The price conversion ratio was calculated using the closing price of Hewlett-Packard Company common shares on October 31, 2015 divided by the opening price of HPE common shares on November 2, 2015.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies

        Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, the Company and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of October 31, 2015, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

  Litigation, Proceedings and Investigations

        Fair Labor Standards Act Litigation.    Hewlett Packard Enterprise is involved in several pre-separation lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of Electronic Data Systems Corporation ("EDS") or HP Inc. have been misclassified as exempt employees under the Fair Labor Standards Act (the "FLSA") and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported collective action filed on May 10, 2006 in the United States District Court for the Southern District of New York claiming that current and former EDS employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Another purported collective action, Steavens, et al. v. Electronic Data Systems Corporation, was filed on October 23, 2007 in the same court alleging similar facts. The Steavens case was consolidated for pretrial purposes with the Cunningham case. On December 14, 2010, the court granted conditional certification of a class consisting of employees in 20 legacy EDS job codes in the consolidated Cunningham/Steavens matter. On December 11, 2013, HP Inc. and plaintiffs' counsel in the consolidated Cunningham/Steavens matter, and the Salva matter described below, mediated these cases and reached a settlement agreement. The court approved the settlement on June 16, 2015 and HP Inc. funded the settlement on July 27, 2015.

  •
  Salva v. Hewlett-Packard Company is a purported collective action filed on June 15, 2012 in the United States District Court for the Western District of New York alleging that certain information technology employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees under the Fair Labor Standards Act. On December 11, 2013, HP Inc. and plaintiffs' counsel in the consolidated Cunningham/Steavens matter and the Salva matter mediated these cases and reached a settlement agreement.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

    The court consolidated the Salva matter into the Cunningham/Steavens matter and approved the settlement on June 16, 2015. HP Inc. funded the settlement on July 27, 2015.

  •
  Karlbom, et al. v. Electronic Data Systems Corporation is a class action filed on March 16, 2009 in California Superior Court alleging facts similar to the Cunningham and Steavens matters. On October 30, 2015, plaintiffs filed a motion to certify a Rule 23 state class of all California-based EDS employees in the Infrastructure Associate, Infrastructure Analyst, Infrastructure Specialist, and Infrastructure Specialist Senior job codes from March 16, 2005 through October 31, 2009 that they claim were improperly classified as exempt from overtime under state law.

  •
  Benedict v. Hewlett-Packard Company is a purported class action filed on January 10, 2013 in the United States District Court for the Northern District of California alleging that certain technical support employees allegedly involved in installing, maintaining and/or supporting computer software and/or hardware for HP Inc. were misclassified as exempt employees under the FLSA. The plaintiff has also alleged that HP Inc. violated California law by, among other things, allegedly improperly classifying these employees as exempt. On February 13, 2014, the court granted the plaintiff's motion for conditional class certification. On May 7, 2015, the plaintiffs filed a motion to certify a Rule 23 state class of certain Technical Solutions Consultants in California, Massachusetts, and Colorado that they claim were improperly classified as exempt from overtime under state law. On July 30, 2015, the court dismissed the Technology Consultant and certain Field Technical Support Consultant opt-ins from the conditionally certified FLSA collective action.

        India Directorate of Revenue Intelligence Proceedings.    On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the "DRI") issued show cause notices to Hewlett-Packard India Sales Private Ltd ("HP India"), a subsidiary of HP Inc., seven HP India employees and one former HP India employee alleging that HP India underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. Prior to the issuance of the show cause notices, HP India deposited approximately $16 million with the DRI and agreed to post a provisional bond in exchange for the DRI's agreement to not seize HP India products and spare parts and to not interrupt the transaction of business by HP India.

        On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products-related show cause notice affirming certain duties and penalties against HP India and the named individuals of approximately $386 million, of which HP India had already deposited $9 million. On December 11, 2012, HP India voluntarily deposited an additional $10 million in connection with the products-related show cause notice. On April 20, 2012, the Commissioner issued an order on the parts-related show cause notice affirming certain duties and penalties against HP India and certain of the named individuals of approximately $17 million, of which HP India had already deposited $7 million. After the order, HP India deposited an additional $3 million in connection with the parts-related show cause notice so as to avoid certain penalties.

        HP India filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to remand the matter to the Commissioner on procedural grounds. The hearings scheduled to reconvene on April 6, 2015 and again on November 3, 2015 were cancelled at the request of the Customs Tribunal. A new hearing date has not been set.

        Russia GPO and Other Anti-Corruption Investigations.    The German Public Prosecutor's Office ("German PPO") has been conducting an investigation into allegations that current and former employees of HP Inc. engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP Inc., and the General Prosecutor's Office of the Russian Federation. The approximately €35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO issued an indictment of four individuals, including one current and two former HP Inc. employees, on charges including bribery, breach of trust and tax evasion. The German PPO also requested that HP Inc. be made an associated party to the case, and, if that request is granted, HP Inc. would participate in any portion of the court proceedings that could ultimately bear on the question of whether HP Inc. should be subject to potential disgorgement of profits based on the conduct of the indicted current and former employees. The Regional Court of Leipzig will determine whether the matter should be admitted to trial. The Polish Central Anti-Corruption Bureau is also investigating potential corrupt actions by a former employee of Hewlett-Packard Polska Sp. z o.o., an indirect subsidiary of HP Inc., in connection with certain public-sector transactions in Poland. HP Inc. and the Company are cooperating with these investigating agencies.

        ECT Proceedings.    In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified a former subsidiary of HP Inc. in Brazil ("HP Brazil") that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ECT's decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case. The court of first instance has not issued a decision on the merits of the case, but it has denied HP Brazil's request for injunctive relief. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. Hewlett Packard Enterprise expects the decision may be issued in 2015 and any subsequent appeal on the merits to last several years.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

        Cisco Systems.    On August 21, 2015, Cisco Systems, Inc. ("Cisco Systems") and Cisco Systems Capital Corporation ("Cisco Capital") filed an action in Santa Clara County Superior Court for declaratory judgment and breach of contract against HP Inc. in connection with a dispute arising out of a third-party's termination of a services contract with HP Inc. As part of that third-party services contract, HP Inc. separately contracted with Cisco on an agreement to utilize Cisco products and services. HP Inc. prepaid the entire amount due Cisco through a financing arrangement with Cisco Capital. Following the termination of HP Inc.'s services contract with the third-party, HP Inc. no longer required Cisco's products and services, and, accordingly, exercised its contractual termination rights under the agreement with Cisco, and requested that Cisco apply the appropriate credit toward the remaining balance owed Cisco Capital. This lawsuit relates to the calculation of that credit under the agreement between Cisco and HP Inc. Cisco contends that after the credit is applied, HP Inc. still owes Cisco Capital approximately $58 million. HP Inc. contends that under a proper reading of the agreement, HP Inc. owes nothing to Cisco Capital, and that Cisco owes significant amounts to HP Inc. No responsive pleadings will be filed until after a December 18, 2015 status conference with the court.

        Abstrax Proceeding.    On February 28, 2014, Abstrax, Inc. ("Abstrax"), a company with a principal place of business in Mesa, Arizona, filed a patent infringement lawsuit against HP Inc. Abstrax claimed to market software for sales operations and manufacturing operations for configurable products, including those in the custom shutter industry. The case was pending in U.S. District Court for the Eastern District of Texas, Marshall Division. Abstrax asserted one patent, U.S. Patent 6,240,328, which is directed generally to a method of generating assembly instructions. In its complaint, Abstrax claimed that HP Inc.'s methods and processes of manufacturing configurable servers, storage, networking devices, PCs, laptops, imaging and printing devices and their sub-systems infringe its patent, as do the products made by the accused processes. Abstrax also claimed that HP Inc.'s alleged infringement was willful and that the case was exceptional. On November 14, 2014, HP Inc. filed a petition with the U.S. Patent and Trademark Office challenging the validity of the Abstrax patent based on prior art. In late January 2015, Abstrax dropped its infringement allegations against the manufacturing of PCs and imaging and printing devices from its expert reports. On March 4, 2015, the court heard HP Inc.'s motion challenging the subject matter of the patent under 35 U.S.C. Section 101. Trial was scheduled for May 11, 2015. The parties reached a settlement in principle in early April, which was finalized on April 28, 2015. The parties agreed to file separate dismissal papers at the Patent Office to dismiss HP Inc.'s challenge to the validity of patent. The district court litigation was dismissed on May 5, 2015. HP Inc.'s challenge to the validity of the patent was terminated on May 18, 2015.

        Stockholder Litigation.    As described below, HP Inc. is involved in various stockholder litigation matters commenced against certain current and former HP Inc. executive officers and/or certain current and former members of HP Inc.'s board of directors in which the plaintiffs are seeking to recover damages related to HP Inc.'s allegedly inflated stock price, certain compensation paid by HP Inc. to the defendants, other damages and/or injunctive relief. As part of the Separation and Distribution Agreement, the Company and HP Inc. have agreed to cooperate with each other in managing this pending litigation, as it relates to the general corporate matter of HP Inc. arising prior to the separation:

  •
  A.J. Copeland v. Raymond J. Lane, et al. ("Copeland I") is a lawsuit filed on March 7, 2011 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP Inc.'s alleged violations of the Foreign Corrupt Practices Act of 1977 ("FCPA"),

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

    HP Inc.'s severance payments made to Mark Hurd (a former Chairman of HP Inc.'s board of directors and HP Inc.'s Chief Executive Officer), and HP Inc.'s acquisition of 3PAR Inc. The lawsuit also alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") in connection with HP Inc.'s 2010 and 2011 proxy statements. On February 8, 2012, the defendants filed a motion to dismiss the lawsuit. On October 10, 2012, the court granted the defendants' motion to dismiss with leave to file an amended complaint. On November 1, 2012, the plaintiff filed an amended complaint adding an unjust enrichment claim and claims that the defendants violated Section 14(a) of the Exchange Act and breached their fiduciary duties in connection with HP Inc.'s 2012 proxy statement. On December 13, 14 and 17, 2012, the defendants moved to dismiss the amended complaint. On December 28, 2012, the plaintiff moved for leave to file a third amended complaint. On May 6, 2013, the court denied the motion for leave to amend, granted the motions to dismiss with prejudice and entered judgment in the defendants' favor. On May 31, 2013, the plaintiff filed an appeal with the United States Court of Appeals for the Ninth Circuit. On October 26, 2015, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the action.

  •
  A.J. Copeland v. Léo Apotheker, et al. ("Copeland II") is a lawsuit filed on February 10, 2014 in the United States District Court for the Northern District of California alleging, among other things, that the defendants used their control over HP Inc. and its corporate suffrage process in effectuating, directly participating in and/or aiding and abetting violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and breach of the duty of candor. The claims arise out of the circumstances at HP Inc. relating to its 2013 and 2014 proxy statements, the departure of Mr. Hurd as Chairman of HP Inc.'s board of directors and HP Inc.'s Chief Executive Officer, alleged violations of the FCPA, and HP Inc.'s acquisition of 3PAR Inc. and Autonomy Corporation plc ("Autonomy"). On February 25, 2014, the court issued an order granting HP Inc.'s administrative motion to relate Copeland II to Copeland I. On April 8, 2014, the court granted the parties' stipulation to stay the action pending resolution of Copeland I by the United States Court of Appeals for the Ninth Circuit.

  •
  Cement & Concrete Workers District Council Pension Fund v. Hewlett-Packard Company, et al. is a putative securities class action filed on August 3, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from November 13, 2007 to August 6, 2010 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making statements regarding HP Inc.'s Standards of Business Conduct ("SBC") that were false and misleading because Mr. Hurd, who was serving as HP Inc.'s Chairman and Chief Executive Officer during that period, had been violating the SBC and concealing his misbehavior in a manner that jeopardized his continued employment with HP Inc. On February 7, 2013, the defendants moved to dismiss the amended complaint. On August 9, 2013, the court granted the defendants' motion to dismiss with leave to amend the complaint by September 9, 2013. The plaintiff filed an amended complaint on September 9, 2013, and the defendants moved to dismiss that complaint on October 24, 2013. On June 25, 2014, the court issued an order granting the defendants' motions to dismiss and on July 25, 2014, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On November 4, 2014, the plaintiff-appellant filed its opening brief in the Court of Appeals for the Ninth Circuit. HP Inc.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

    filed its answering brief on January 16, 2015 and the plaintiff-appellant's reply brief was filed on March 2, 2015. Oral argument has not yet been scheduled.

  Autonomy-Related Legal Matters

        Investigations.    As a result of the findings of an ongoing investigation, HP Inc. has provided information to the U.K. Serious Fraud Office, the U.S. Department of Justice ("DOJ") and the SEC related to the accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred prior to and in connection with HP Inc.'s acquisition of Autonomy. On November 21, 2012, DOJ representatives advised HP Inc. that they had opened an investigation relating to Autonomy. On February 6, 2013, representatives of the U.K. Serious Fraud Office advised HP Inc. that they had also opened an investigation relating to Autonomy. On January 19, 2015, the U.K. Serious Fraud Office notified HP Inc. that it was closing its investigation and had decided to cede jurisdiction of the investigation to the U.S. authorities. HP Inc. is cooperating with the DOJ and the SEC, whose investigations are ongoing.

        Litigation.    As described below, HP Inc. is involved in various stockholder litigation relating to, among other things, its October 2011 acquisition of Autonomy and its November 20, 2012 announcement that it recorded a non-cash charge for the impairment of goodwill and intangible assets within its Software segment of approximately $8.8 billion in the fourth quarter of its 2012 fiscal year and HP Inc.'s statements that, based on HP Inc.'s findings from an ongoing investigation, the majority of this impairment charge related to accounting improprieties, misrepresentations to the market and disclosure failures at Autonomy that occurred prior to and in connection with HP Inc.'s acquisition of Autonomy and the impact of those improprieties, failures and misrepresentations on the expected future financial performance of the Autonomy business over the long term. This stockholder litigation was commenced against, among others, certain current and former HP Inc. executive officers, certain current and former members of HP Inc.'s board of directors and certain advisors to HP Inc. The plaintiffs in these litigation matters are seeking to recover certain compensation paid by HP Inc. to the defendants and/or other damages. As part of the Separation and Distribution Agreement, the Company and HP Inc. have agreed to cooperate with each other in managing this pending litigation, as it relates to the general corporate matter of HP Inc. arising prior to the separation. These matters include the following:

  •
  In re HP Securities Litigation consists of two consolidated putative class actions filed on November 26 and 30, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 19, 2011 to November 20, 2012, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP Inc.'s acquisition of Autonomy and the financial performance of HP Inc.'s enterprise services business. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging that, during that same period, all of the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5(b) by concealing material information and making false statements related to HP Inc.'s acquisition of Autonomy and that certain defendants violated SEC Rule 10b-5(a) and (c) by engaging in a "scheme" to defraud investors. On July 2, 2013, HP Inc. filed a motion to dismiss the lawsuit. On November 26, 2013, the court granted in part and denied in part HP Inc.'s motion to dismiss, allowing claims to proceed against HP Inc. and Margaret C. Whitman based on alleged statements and/or omissions made on or after May 23, 2012. The court dismissed all of the plaintiff's claims that were based on alleged statements and/or omissions made between

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

    August 19, 2011 and May 22, 2012. The lead plaintiff filed a motion for class certification on November 4, 2014 and, on December 15, 2014, defendants filed their opposition to the motion. On June 9, 2015, HP Inc. entered into a settlement agreement with the lead plaintiff in the consolidated securities class action. Under the terms of the settlement, HP Inc., through its insurers, will contribute $100 million to a settlement fund that will be used to compensate persons who purchased HP Inc.'s shares during the period from August 19, 2011 through November 20, 2012. No individual is contributing to the settlement. HP Inc. and its current and former officers, directors, and advisors will be released from any Autonomy-related securities claims as part of the settlement. On July 17, 2015, the court granted preliminary approval to the settlement. On November 13, 2015 the court granted final approval to the settlement.

  •
  In re Hewlett-Packard Shareholder Derivative Litigation consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP Inc.'s acquisition of Autonomy and the financial performance of HP Inc.'s enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP Inc.'s acquisition of Autonomy and by causing HP Inc. to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP Inc.'s acquisition of Autonomy and Autonomy's Intelligent Data Operating Layer technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in "abuse of control" over HP Inc., corporate waste and were unjustly enriched. The litigation was stayed until June 2014. The lead plaintiff filed a stipulation of proposed settlement on June 30, 2014. The court declined to grant preliminary approval to this settlement, and, on December 19, 2014, also declined to grant preliminary approval to a revised version of the settlement. On January 22, 2015, the lead plaintiff moved for preliminary approval of a further revised version of the settlement. On March 13, 2015, the court issued an order granting preliminary approval to the settlement. On July 30, 2015, the court granted final approval to the settlement and denied all remaining objections to the settlement. Certain objectors to the settlement have appealed the court's final approval order.

  •
  In re HP ERISA Litigation consists of three consolidated putative class actions filed beginning on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, the defendants breached their fiduciary obligations to HP Inc.'s 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of 1974, as amended, by concealing negative information regarding the financial performance of Autonomy and HP Inc.'s enterprise services business and by failing to restrict participants from investing in HP Inc. stock. On August 16, 2013, HP Inc. filed a motion to dismiss the lawsuit. On March 31, 2014, the court granted HP Inc.'s motion to dismiss this action with leave to amend. On July 16, 2014, the plaintiffs filed a second amended complaint containing substantially similar allegations and seeking substantially similar relief as the first amended

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

    complaint. On June 15, 2015, the court granted HP Inc.'s motion to dismiss the second amended complaint in its entirety and denied plaintiffs leave to file another amended complaint. On July 2, 2015, plaintiffs appealed the court's order to the United States Court of Appeals for the Ninth Circuit.

  •
  Vincent Ho v. Margaret C. Whitman, et al. is a lawsuit filed on January 22, 2013 in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP Inc.'s acquisition of Autonomy and by causing HP Inc. to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. On April 22, 2013, the court stayed the lawsuit pending resolution of the In re Hewlett-Packard Shareholder Derivative Litigation matter in federal court. Two additional derivative actions, James Gould v. Margaret C. Whitman, et al. and Leroy Noel v. Margaret C. Whitman, et al., were filed in California Superior Court on July 26, 2013 and August 16, 2013, respectively, containing substantially similar allegations and seeking substantially similar relief. Those actions were also stayed pending resolution of the In re Hewlett-Packard Shareholder Derivative Litigation matter. The court's final approval of the settlement of the federal derivative case resulted in a release of the claims asserted in all three actions other than claims asserted against Michael Lynch, the former chief executive officer of Autonomy. The Ho matter was dismissed in its entirety with prejudice on August 13, 2015.

  •
  Cook v. Whitman, et al. is a lawsuit filed on March 18, 2014 in the Delaware Chancery Court, alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP Inc.'s acquisition of Autonomy. On May 15, 2014, HP Inc. moved to dismiss or stay the Cook matter. On July 22, 2014, the Delaware Chancery Court stayed the motion pending the United States District Court's hearing on preliminary approval of the proposed settlement in the In re Hewlett-Packard Shareholder Derivative Litigation matter. The court's final approval of the settlement of the federal derivative case resulted in a release of all the claims asserted in the Cook matter other than those asserted against Michael Lynch, Sushovan Hussain, the former chief financial officer of Autonomy, and Deloitte UK. The Cook matter was dismissed by stipulation and order on August 19, 2015.

  •
  Autonomy Corporation Limited v. Michael Lynch and Sushovan Hussain.  On April 17, 2015, four HP Inc. subsidiaries (Autonomy Corporation Limited, HP Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy's former management, Michael Lynch and Sushovan Hussain. The Particulars of Claim seek damages in excess of $5 billion from Messrs. Lynch and Hussain for breach of their fiduciary duties by causing Autonomy group companies to engage in improper transactions and accounting practices. On October 1, 2015, Messrs. Lynch and Hussain filed their defenses. Mr. Lynch also filed a counterclaim against Autonomy Corporation Limited seeking $160 million in damages, among other things, for alleged misstatements regarding Lynch. The HP Inc. subsidiary claimants will have an opportunity to file a response to the defenses and asserted counterclaim.

  Environmental

        The Company's operations and products are or may in the future become subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

hazardous substances and wastes, the clean-up of contaminated sites, the substances and materials used in the Company's products, the energy consumption of products, services and operations and the operational or financial responsibility for recycling, treatment and disposal of those products. This includes legislation that makes producers of electrical goods, including servers and networking equipment, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). The Company could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws or if its products become non-compliant with environmental laws. The Company's potential exposure includes impacts on revenue, fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean-up costs. The amount and timing of costs to comply with environmental laws are difficult to predict.

        In particular, the Company may become a party to, or otherwise involved in, proceedings brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "Superfund," or other federal, state or foreign laws and regulations addressing the clean-up of contaminated sites, and may become a party to, or otherwise involved in, proceedings brought by private parties for contribution towards clean-up costs. The Company is also contractually obligated to make financial contributions to address actions related to certain environmental liabilities, both ongoing and arising in the future, pursuant to its separation and distribution agreement with HP Inc.

Note 18: Guarantees, Indemnifications and Warranties

  Guarantees

        In the ordinary course of business, the Company may issue performance guarantees to certain of its clients, customers and other parties pursuant to which the Company has guaranteed the performance obligations of third parties. Some of those guarantees may be backed by standby letters of credit or surety bonds. In general, the Company would be obligated to perform over the term of the guarantee in the event a specified triggering event occurs as defined by the guarantee. The Company believes the likelihood of having to perform under a material guarantee is remote.

        The Company has entered into service contracts with certain of its clients that are supported by financing arrangements. If a service contract is terminated as a result of the Company's non-performance under the contract or failure to comply with the terms of the financing arrangement, the Company could, under certain circumstances, be required to acquire certain assets related to the service contract. The Company believes the likelihood of having to acquire a material amount of assets under these arrangements is remote.

  Indemnifications

        In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. The Company also provides indemnifications to certain vendors and customers against claims of IP infringement made by third parties arising from the use by such vendors and customers of the Company's software products and services and certain other matters. Some

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 18: Guarantees, Indemnifications and Warranties (Continued)

indemnifications may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

  General Cross-indemnification

        In connection with the separation, the Company entered into a Separation and Distribution Agreement with HP Inc. effective November 1, 2015 where the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the separation. As a result, as of October 31, 2015 the Company has recorded both a receivable from HP Inc. of $232 million and a payable to HP Inc. of $38 million related to litigation matters.

  Shared Litigation with HP Inc.

        As part of the Separation and Distribution Agreement, the Company and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to general corporate matters of HP Inc. arising prior to the separation.

  Tax Matters Agreement and Other Income Tax Matters

        In connection with the separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc. effective November 1, 2015 that governs the rights and obligations of the Company and HP Inc. for certain pre-separation tax liabilities. The Tax Matters Agreement provides that the Company and HP Inc. will share certain pre-separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HP Inc.'s U.S. and certain non-U.S. income tax returns. In certain jurisdictions, the Company and HP Inc. have joint and several liability for past income tax liabilities and accordingly, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.

        In addition, if the Distribution of Hewlett Packard Enterprise's common shares to the HP Inc. shareholders are determined to be taxable, the Company and HP Inc. would share the tax liability equally, unless the taxability of the Distribution is the direct result of action taken by either the Company or HP Inc. subsequent to the Distribution in which case the party causing the Distribution to be taxable would be responsible for any taxes imposed on the Distribution.

        Upon completion of the separation on November 1, 2015, the Company recorded a net receivable of $390 million from HP Inc. for certain tax liabilities that the Company is joint and severally liable for, but for which it is indemnified by the Company under the Tax Matters Agreement. The actual amount that the Company may receive could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 18: Guarantees, Indemnifications and Warranties (Continued)

  Warranties

        The Company accrues the estimated cost of product warranties at the time it recognizes revenue. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failures outside of the Company's baseline experience, affect the estimated warranty obligation.

        The Company's aggregate product warranty liabilities and changes therein were as follows:

	Fiscal year ended October 31
	2015	2014
	In millions
Balance at beginning of year	$571	$607
Accruals for warranties issued	373	475
Adjustments related to pre-existing warranties (including changes in estimates)	(16)	(11)
Settlements made (in cash or in kind)	(405)	(500)

Balance at end of year	$523	$571

Note 19: Commitments

  Lease Commitments

        The Company leases certain real and personal property under non-cancelable operating leases. Certain leases require the Company to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense was approximately $0.7 billion in fiscal 2015 and approximately $0.8 billion in fiscal 2014 and 2013.

        Property under capital leases is comprised primarily of equipment and furniture. Capital lease assets included in Property, plant and equipment in the Combined and Consolidated Balance Sheets were $203 million and $164 million as of October 31, 2015 and 2014, respectively. Accumulated depreciation on the property under capital lease was $186 million and $151 million as of October 31, 2015 and 2014, respectively.

        As of October 31, 2015, future minimum lease commitments were as follows:

Operating Lease
In millions
Fiscal year
2016	$538
2017	446
2018	338
2019	283
2020	222
Thereafter	738
Less: Sublease rental income	(142)

Total	$2,423

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (Continued)

Note 19: Commitments (Continued)

  Unconditional Purchase Obligations

        At October 31, 2015, the Company had unconditional purchase obligations of approximately $1.7 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These unconditional purchase obligations are related principally to software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancelable without penalty.

        As of October 31, 2015, future unconditional purchase obligations were as follows:

Fiscal Year	In millions
2016	$477
2017	404
2018	402
2019	300
2020	71
Thereafter	85

Total	$1,739

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month periods ended in fiscal 2015
	January 31	April 30	July 31	October 31
Net revenue	$13,053	$12,549	$13,057	$13,448

Cost of sales	9,433	8,965	9,307	9,463
Research and development	532	552	602	652
Selling, general and administrative	1,973	1,974	2,040	2,038
Amortization of intangible assets	203	204	225	220
Restructuring charges	132	248	24	550
Acquisition and other related charges	4	19	46	20
Separation costs	44	159	255	339
Defined benefit plan settlement charges	—	—	178	47
Impairment of data center assets	—	—	136	—

Total costs and expenses	12,321	12,121	12,813	13,329

Earnings from operations	732	428	244	119
Interest and other, net	(18)	(30)	4	(9)

Earnings before taxes	714	398	248	110
(Provision) benefit for taxes	(167)	(93)	(24)	1,275

Net earnings	$547	$305	$224	$1,385

Net earnings per share:(1)
Basic	$0.30	$0.17	$0.13	$0.76
Diluted	$0.30	$0.16	$0.13	$0.75
Number of shares used to compute net earnings per share(1):
Basic	1,804	1,804	1,804	1,804
Diluted	1,834	1,834	1,834	1,834

	For the three-month periods ended in fiscal 2014
	January 31	April 30	July 31	October 31
Net revenue	$13,772	$13,574	$13,704	$14,073

Cost of sales	10,162	9,758	9,799	9,767
Research and development	512	563	574	548
Selling, general and administrative	2,142	2,196	2,203	2,176
Amortization of intangible assets	251	243	206	206
Restructuring charges	122	237	565	547
Acquisition and other related charges	2	3	3	3

Total costs and expenses	13,191	13,000	13,350	13,247

Earnings from operations	581	574	354	826
Interest and other, net	(16)	(31)	(16)	(28)

Earnings before taxes	565	543	338	798
Provision for taxes	(123)	(119)	(72)	(282)

Net earnings	$442	$424	$266	$516

Net earnings per share:(1)
Basic	$0.24	$0.24	$0.15	$0.28
Diluted	$0.24	$0.23	$0.15	$0.28
Number of shares used to compute net earnings per share(1):
Basic	1,804	1,804	1,804	1,804
Diluted	1,834	1,834	1,834	1,834

(1)
On November 1, 2015, HP Inc. (formerly Hewlett-Packard Company) shareholders received one share of Hewlett Packard Enterprise common stock for every share of Hewlett-Packard Company common stock held as of the record date. The number of shares used to compute the basic and diluted net earnings per share as of October 31, 2015 is used for calculation of net earnings per share for all periods presented in this quarterly summary. See Note 16, "Net Earnings Per Share", for details on shares used to compute net earnings per share as of October 31, 2015.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A. Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Hewlett Packard Enterprise, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Hewlett Packard Enterprise's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  Management's Report on Internal Control over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

  Changes in Internal Control Over Financial Reporting

        During the fourth quarter of fiscal 2015, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we completed our preparations and implementation for a series of changes to our information technology environment, which includes our financial reporting systems, to support the separate financial reporting requirements for Hewlett Packard Enterprise and HP Inc. There were no other changes in our internal control over financial reporting during fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

        We anticipate holding our first Annual Meeting of Shareholders on or about March 23, 2016. Because the 2016 Annual Meeting is our first Annual Meeting, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have set a deadline for the receipt of any shareholder proposals submitted pursuant to Rule 14a-8 for inclusion in our proxy materials for the 2016 Annual Meeting. In order to be considered timely, such shareholder proposals must be received by us on or before December 27, 2015, which we believe is a reasonable time before we begin to print and distribute our proxy materials for the 2016 Annual Meeting. Such proposals must also comply with the SEC's regulations regarding the inclusion of shareholder proposals in our proxy materials. The December 27, 2015 deadline also will apply in determining whether notice is timely for purposes of exercising discretionary voting authority with respect to proxies for purposes of Rule 14a-4(c) under the Exchange Act.

        A shareholder intending to submit a proposal outside of Rule 14a-8 or to nominate persons for election to serve as a director of the Company, in each case in connection with the 2016 Annual Meeting, must provide written notice of such proposal or nomination in accordance with the requirements set forth in our Amended and Restated Bylaws. To be considered timely, any such notice must be received by the Secretary of the Company not later than the close of business on December 27, 2015. The notice must comply with and contain the information required by our Amended and Restated Bylaws.

        In addition, our Amended and Restated Bylaws provide that under certain circumstances, a shareholder or group of shareholders may include director candidates that they have nominated in our annual meeting proxy statement. These proxy access provisions of our Amended and Restated Bylaws provide, among other things, that a shareholder or group of up to 20 shareholders seeking to include director candidates in our annual meeting proxy statement must own 3% or more of our outstanding common stock continuously for at least the previous three years. The nominating shareholder or group of shareholders must deliver the information required by and otherwise comply with the provisions of our Amended and Restated Bylaws, and each nominee must meet the qualifications required by our Amended and Restated Bylaws. Requests to include shareholder-nominated candidates in our proxy materials for the 2016 Annual Meeting must be received by the Secretary of the Company not later than the close of business on January 16, 2016.

 PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

        The names of the executive officers of Hewlett Packard Enterprise and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

        The following information is included in Hewlett Packard Enterprise's Proxy Statement related to its 2016 Annual Meeting of Stockholders to be filed within 120 days after Hewlett Packard Enterprise's fiscal year end of October 31, 2015 (the "Proxy Statement") and is incorporated herein by reference:

  •
  Information regarding directors of Hewlett Packard Enterprise including those who are standing for reelection and any persons nominated to become directors of Hewlett Packard Enterprise is set forth under "Corporate Governance—Board Leadership Structure" and/or "Proposals to be Voted On—Proposal No. 1—Election of Directors".

  •
  Information regarding Hewlett Packard Enterprise's Audit Committee and designated "audit committee financial experts" is set forth under "Board Structure and Committee Composition—Audit Committee".

  •
  Information on Hewlett Packard Enterprise's code of business conduct and ethics for directors, officers and employees, also known as the "Standards of Business Conduct," and on Hewlett Packard Enterprise's Corporate Governance Guidelines is set forth under "Corporate Governance Principles and Board Matters".

  •
  Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11. Executive Compensation.

        The following information is included in the Proxy Statement and is incorporated herein by reference:

  •
  Information regarding Hewlett Packard Enterprise's compensation of its named executive officers is set forth under "Executive Compensation".

  •
  Information regarding Hewlett Packard Enterprise's compensation of its directors is set forth under "Director Compensation and Stock Ownership Guidelines".

  •
  The report of Hewlett Packard Enterprise's HR and Compensation Committee is set forth under "HR and Compensation Committee Report on Executive Compensation".

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following information is included in the Proxy Statement and is incorporated herein by reference:

  •
  Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under "Common Stock Ownership of Certain Beneficial Owners and Management".

  •
  Information regarding Hewlett Packard Enterprise's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled "Equity Compensation Plan Information".

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

        The following information is included in the Proxy Statement and is incorporated herein by reference:

  •
  Information regarding transactions with related persons is set forth under "Transactions with Related Persons".

  •
  Information regarding director independence is set forth under "Corporate Governance Principles and Board Matters—Director Independence".

ITEM 14. Principal Accounting Fees and Services.

        Information regarding principal accounting fees and services is set forth under "Principal Accounting Fees and Services" in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

  (a)
  The following documents are filed as part of this report:

  1.
  All Financial Statements:

        The following financial statements are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

  2.
  Financial Statement Schedules:

        All schedules are omitted as the required information is not applicable or the information is presented in the Combined and Consolidated Financial Statements and notes thereto in Item 8 above.

  3.
  Exhibits:

        A list of exhibits filed or furnished with this Annual Report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by Hewlett Packard Enterprise) is provided in the accompanying Exhibit Index. Hewlett Packard Enterprise will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibits copies by contacting:

      Hewlett Packard Enterprise Company
      Attn: Investor Relations
      3000 Hanover Street
      Palo Alto, CA 94304

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 17, 2015	HEWLETT PACKARD ENTERPRISE COMPANY
	By:	/s/ TIMOTHY C. STONESIFER Timothy C. Stonesifer Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy C. Stonesifer, John F. Schultz and Rishi Varma, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ MARGARET C. WHITMAN Margaret C. Whitman	President and Chief Executive Officer (Principal Executive Officer)	December 17, 2015
/s/ TIMOTHY C. STONESIFER Timothy C. Stonesifer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 17, 2015
/s/ JEFF T. RICCI Jeff T. Ricci	Senior Vice President and Controller (Principal Accounting Officer)	December 17, 2015
/s/ PATRICIA F. RUSSO Patricia F. Russo	Chairman	December 17, 2015
/s/ DANIEL L. AMMANN Daniel L. Ammann	Director	December 17, 2015
/s/ MARC L. ANDREESSEN Marc L. Andreessen	Director	December 17, 2015
/s/ MICHAEL J. ANGELAKIS Michael J. Angelakis	Director	December 17, 2015

Signature	Title(s)	Date

/s/ LESLIE A. BRUN Leslie A. Brun	Director	December 17, 2015
/s/ PAMELA L. CARTER Pamela L. Carter	Director	December 17, 2015
/s/ KLAUS KLEINFELD Klaus Kleinfeld	Director	December 17, 2015
/s/ RAYMOND J. LANE Raymond J. Lane	Director	December 17, 2015
/s/ ANN M. LIVERMORE Ann M. Livermore	Director	December 17, 2015
/s/ RAYMOND E. OZZIE Raymond E. Ozzie	Director	December 17, 2015
/s/ GARY M. REINER Gary M. Reiner	Director	December 17, 2015
/s/ LIP-BU TAN Lip-Bu Tan	Director	December 17, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.10	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.10	October 13, 2015

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.11	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.13
	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029.‡
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	10	001-37483	10.1	September 28, 2015
10.2	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan	10	001-37483	10.2	September 28, 2015
10.3	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.4	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	001-37483	4.3	October 30, 2015
10.5	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	001-37483	4.4	October 30, 2015
10.6	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.7	Form of Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.5	November 5, 2015
10.8	Form of Performance-Adjusted Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.6	November 5, 2015
10.9	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.10	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.11	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.12	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.13	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
12	Statement of Computation of Ratio of Earnings to Fixed Charges‡
21	Subsidiaries of Hewlett Packard Enterprise Company‡
23	Consent of Independent Registered Public Accounting Firm‡
24	Power of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

*
Indicates management contract or compensation plan, contract or arrangement

‡
Filed herewith

†
Furnished herewith

        The registrant agrees to furnish to the Commission supplementally upon request a copy of (1) any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis and (ii) schedules or exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K of any material plan of acquisition, disposition or reorganization set forth above.