Form 10-Q
period 2016-01-31
Hewlett Packard Enterprise Co
filed 2016-03-10
CIK 1645590

Use these links to rapidly review the document

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2016
Or
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
(650) 687-5817 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of February 29, 2016 was 1,716,564,087 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Form 10-Q

For the Quarterly Period ended January 31, 2016

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the completed separation transaction and the future performance of the post-separation company, as well as the execution of restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former Parent; risks associated with Hewlett Packard Enterprise's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the separation transaction and the execution, timing and results of any restructuring plans, including the anticipated benefits of the separation transaction and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of Hewlett Packard Enterprise's Annual Report on Form 10-K for the fiscal year ended October 31, 2015 and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's Securities and Exchange Commission reports. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

Item 1. Financial Statements and Supplementary Data.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Condensed Consolidated and Combined Statements of Earnings

(Unaudited)

	Three months ended January 31
	2016	2015
	In millions, except per share amounts
Net revenue:
Products	$5,010	$4,817
Services	7,626	8,141
Financing income	88	95

Total net revenue	$12,724	$13,053

Costs and expenses:
Cost of products	3,312	3,223
Cost of services	5,742	6,147
Financing interest	58	63
Research and development	585	532
Selling, general and administrative	1,998	1,973
Amortization of intangible assets	218	203
Restructuring charges	311	132
Acquisition and other related charges	37	4
Separation costs	79	44

Total costs and expenses	12,340	12,321

Earnings from operations	384	732

Interest and other, net	(65)	(18)

Earnings before taxes	319	714
Provision for taxes	(52)	(167)

Net earnings	$267	$547

Net earnings per share:(1):
Basic	$0.15	$0.30

Diluted	$0.15	$0.30

Cash dividends declared per share	$0.11	$—
Weighted-average shares used to compute net earnings per share:(1)
Basic	1,761	1,804

Diluted	1,778	1,834

(1)
On November 1, 2015, HP Inc. distributed a total of 1.8 billion shares of Hewlett Packard Enterprise common stock to HP Inc. stockholders as of the record date. For comparative purpose, the same number of shares used to compute basic and diluted net earnings per share ("EPS") for the fiscal year ended October 31, 2015 is used for the calculation of basic and diluted net EPS for all periods in fiscal 2015. See Note 16, "Net Earnings Per Share", for further details.

The accompanying notes are an integral part of these Condensed
Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Condensed Consolidated and Combined Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31
	2016	2015
	In millions
Net earnings	$267	$547

Other comprehensive income before taxes:
Change in net unrealized gains on available-for-sale securities:
Net unrealized gains arising during the period	2	2
Losses reclassified into earnings	9	—

	11	2

Change in net unrealized gains on cash flow hedges:
Net unrealized gains arising during the period	142	228
Net gains reclassified into earnings	(121)	(108)

	21	120

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	72	36
Curtailments, settlements and other	(18)	—

	54	36

Change in cumulative translation adjustment	(139)	(68)

Other comprehensive (loss) income before taxes	(53)	90
Provision for taxes	(24)	(66)

Other comprehensive (loss) income, net of tax	(77)	24

Comprehensive income	$190	$571

The accompanying notes are an integral part of these Condensed
Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	As of
	January 31, 2016	October 31, 2015
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,505	$9,842
Accounts receivable	7,898	8,538
Financing receivables	2,948	2,918
Inventory	2,345	2,198
Other current assets	6,060	6,468

Total current assets	27,756	29,964

Property, plant and equipment	9,700	9,886
Long-term financing receivables and other assets	10,730	10,875
Goodwill	27,458	27,261
Intangible assets	1,708	1,930

Total assets	$77,352	$79,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$910	$691
Accounts payable	4,908	5,828
Employee compensation and benefits	2,066	2,902
Taxes on earnings	397	476
Deferred revenue	5,154	5,154
Accrued restructuring	634	628
Other accrued liabilities	6,282	6,314

Total current liabilities	20,351	21,993

Long-term debt	15,229	15,103
Other liabilities	10,138	8,902
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,733 issued and outstanding at January 31, 2016)	17	—
Additional paid-in capital	36,238	—
Retained earnings	86	—
Former Parent company investment	—	38,550
Accumulated other comprehensive loss	(5,092)	(5,015)

Total HPE stockholders' equity	31,249	33,535
Non-controlling interests	385	383

Total stockholders' equity	31,634	33,918

Total liabilities and stockholders' equity	$77,352	$79,916

The accompanying notes are an integral part of these Condensed
Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

	Three months ended January 31
	2016	2015
	In millions
Cash flows from operating activities:
Net earnings	$267	$547
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	989	997
Stock-based compensation expense	165	139
Provision for doubtful accounts	6	(6)
Provision for inventory	33	27
Restructuring charges	311	132
Deferred taxes on earnings	245	(1,107)
Excess tax benefit from stock-based compensation	(2)	(81)
Other, net	44	(66)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	612	682
Financing receivables	60	(63)
Inventory	(182)	(134)
Accounts payable	(788)	(467)
Taxes on earnings	(440)	1,333
Restructuring	(285)	(389)
Other assets and liabilities	(1,110)	(976)

Net cash (used in) provided by operating activities	(75)	568

Cash flows from investing activities:
Investment in property, plant and equipment	(832)	(786)
Proceeds from sale of property, plant and equipment	76	98
Purchases of available-for-sale securities and other investments	(144)	(48)
Maturities and sales of available-for-sale securities and other investments	143	27
Payments made in connection with business acquisitions, net of cash acquired	—	(1)
Proceeds from business divestitures, net	65	—

Net cash used in investing activities	(692)	(710)

Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	2	70
Issuance of debt	300	286
Payment of debt	(109)	(237)
Settlement of cash flow hedge	(8)	—
Issuance of common stock under employee stock plans	4	—
Repurchase of common stock	(1,197)	—
Net transfer from former Parent	532	145
Excess tax benefit from stock-based compensation	2	81
Cash dividends paid	(96)	(10)

Net cash (used in) provided by financing activities	(570)	335

(Decrease) increase in cash and cash equivalents	(1,337)	193
Cash and cash equivalents at beginning of period	9,842	2,319

Cash and cash equivalents at end of period	$8,505	$2,512

The accompanying notes are an integral part of these Condensed
Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements

(Unaudited)

Note 1: Overview and Basis of Presentation

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

        On November 1, 2015, the Company became an independent publicly-traded company through a pro rata distribution by HP Inc. ("HPI"), formerly known as Hewlett-Packard Company ("HP Co." or "former Parent"), of 100% of the outstanding shares of Hewlett Packard Enterprise Company to HP Inc.'s stockholders. Each HP Inc. stockholder of record received one share of Hewlett Packard Enterprise common stock for each share of HP Inc. common stock held on the record date. Approximately 1.8 billion shares of Hewlett Packard Enterprise common stock were distributed on November 1, 2015 to HP Inc. stockholders. In connection with the separation, Hewlett Packard Enterprise's common stock began trading "regular-way" under the ticker symbol "HPE" on the New York Stock Exchange on November 2, 2015.

Basis of Presentation

        Prior to October 31, 2015, the combined financials statements were derived from the Consolidated Financial Statements and accounting records of former Parent as if the Company were operated on a standalone basis during the periods presented. From and after October 31, 2015, substantially all of the assets and liabilities and operations of the Company were transferred from former Parent to the Company and the condensed consolidated and combined financial statements included the accounts of the Company and its wholly-owned subsidiaries in accordance with the separation agreement for the transfer from former Parent to the Company. These Condensed Consolidated and Combined Financial Statements of the Company were prepared in connection with the separation and in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP").

        In the opinion of management, the accompanying unaudited Condensed Consolidated and Combined Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of January 31, 2016 and October 31, 2015 and its results of operations and cash flows for the three months ended January 31, 2016 and 2015.

        The results of operations and cash flows for the three months ended January 31, 2016 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2015, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Combined and Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.

Principles of Consolidation and Combination

        The accompanying unaudited Condensed Consolidated and Combined Financial Statements include the accounts of the Company and other subsidiaries and affiliates in which the Company has a

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 1: Overview and Basis of Presentation (Continued)

controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated and combined businesses of the Company have been eliminated.

        Prior to the separation, intercompany transactions between the Company and former Parent are considered to be effectively settled in the Condensed Consolidated and Combined Financial Statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Consolidated and Combined Statements of Cash Flows within financing activities and in the Condensed Consolidated Balance Sheets within former Parent company investment.

        The Company accounts for investments in companies over which it has the ability to exercise significant influence but does not hold a controlling interest under the equity method, and the Company records its proportionate share of income or losses in Interest and other, net in the Condensed Consolidated and Combined Statements of Earnings.

        Non-controlling interests are presented as a separate component within Total stockholders' equity in the Condensed Consolidated Balance Sheets. Net earnings attributable to the non-controlling interests are recorded within Interest and other, net in the Condensed Consolidated and Combined Statements of Earnings and are not presented separately as they were not material for any period presented.

Segment Realignment

        The Company has implemented certain segment and business unit realignments in order to align its segment financial reporting more closely with its current business structure. Reclassifications of certain prior-year segment and business unit financial information have been made to conform to the current-year presentation. None of the changes impacts the Company's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share ("EPS"). See Note 2, "Segment Information", for a further discussion of the Company's segment realignment.

Use of Estimates

        The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Condensed Consolidated and Combined Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Accounting Pronouncements

        In February 2016, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use ("ROU") asset for the right to use the underlying asset for the lease term. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For finance leases, expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, expense will generally be recognized on a straight-line basis. The amended lessor accounting model is similar to the current

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 1: Overview and Basis of Presentation (Continued)

model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company is required to adopt the guidance in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated and Combined Financial Statements.

        In November 2015, the FASB amended the existing accounting standards for income taxes. The amendment requires companies to report their deferred tax liabilities and deferred tax assets each as a single non-current item on their classified balance sheets. The Company elected to adopt the amendments in the first quarter of fiscal 2016 and applied them retrospectively to all periods presented, as permitted by the standard. The adoption of the amendments did not have a material impact on the Company's Condensed Consolidated Balance Sheets and had no impact to its net earnings or cash flow from operations for any period presented.

        The following table presents the Condensed Consolidated Balance Sheet under the historical accounting method and as adjusted to reflect the adoption of the amendments:

	Historical Accounting Method	Effect of Adoption	As Adjusted
	In millions
As of October 31, 2015
Other current assets	$7,677	$(1,209)	$6,468
Long-term financing receivables and other assets	$11,020	$(145)	$10,875
Taxes on earnings	$(634)	$158	$(476)
Other liabilities	$(10,098)	$1,196	$(8,902)

        In September 2015, the FASB amended existing accounting standards to simplify the accounting for measurement period adjustments to provisional amounts recognized in a business combination. The amendments require all such adjustments to be recognized in the period they are determined. Adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item, either on the face of the income statement or within the footnotes. The Company elected to early adopt the amendments in the first quarter of fiscal 2016, as permitted by the standard. The adoption of the amendments did not have a material impact on the Company's Condensed Consolidated and Combined Financial Statements. See Footnote 9, "Acquisitions and Divestitures", for additional information on measurement period adjustments recognized during the quarter.

        In April 2015, the FASB amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. The amendments also eliminate the practice of accounting for software licenses as executory contracts which may result in more software assets being capitalized. The Company is required to adopt the guidance in the first quarter of fiscal 2017; however early adoption is permitted as is retrospective application. The Company is currently evaluating the impact of these amendments on its Condensed Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 1: Overview and Basis of Presentation (Continued)

        In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. The Company is required to adopt the guidance in the first quarter of fiscal 2017. Early adoption is permitted. The amendments should be applied retrospectively with the adjusted balance sheet of each individual period presented, in order to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated and Combined Financial Statements.

        In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update for a one-year deferral of the effective date, with an option of applying the standard on the original effective date, which for the Company is the first quarter of fiscal 2018. In accordance with this deferral, the Company is required to adopt these amendments in the first quarter of fiscal 2019. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its Condensed Consolidated and Combined Financial Statements.

Note 2: Segment Information

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

        The Enterprise Group provides servers, storage, networking and technology services that, when combined with Hewlett Packard Enterprise's Cloud solutions, enable customers to manage applications across virtual private cloud, private cloud and traditional IT environments. Described below are the business units and capabilities within EG.

  •
  Servers offers both Industry Standard Servers ("ISS") as well as Mission-Critical Servers ("MCS") to address the full array of our customers' computing needs. ISS provides a range of products from entry level servers through premium HPE ProLiant servers which run primarily Windows, Linux and virtualization platforms from software providers including Microsoft Corporation ("Microsoft") and VMware, Inc. ("VMware") and open sourced software from other major vendors while leveraging x86 processors from Intel Corporation ("Intel") and Advanced Micro Devices ("AMD"). For the most mission-critical workloads, HPE delivers Integrity servers based on the Intel® Itanium® processor, HPE Integrity NonStop solutions and mission critical x86 ProLiant servers.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

  •
  Storage offers Converged Storage solutions and traditional storage. Converged Storage solutions include 3PAR StoreServ, StoreOnce and StoreVirtual products. Traditional storage includes tape, storage networking and legacy external disk products such as EVA and XP.

  •
  Networking offers wireless local area network equipment, mobility and security software, switches, routers, and network management products that span data centers, campus and branch environments and deliver software defined networking and unified communications capabilities.

  •
  Technology Services provides support services and technology consulting to integrate and optimize EG's hardware platforms for the new style of IT. These services are available in the form of service contracts, pre-packaged offerings or on a customized basis.

        Enterprise Services provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains within traditional and Strategic Enterprise Service offerings which includes analytics and data management, security and cloud services. Described below are the business units and capabilities within ES.

  •
  Infrastructure Technology Outsourcing delivers comprehensive services that encompass the management of data centers, IT security, cloud computing, workplace technology, networks, unified communications and enterprise service management.

  •
  Application and Business Services helps clients develop, revitalize and manage their applications and information assets and provides end-to-end, industry-specific business process services.

        Software provides big data analytics and applications, enterprise security, application testing and delivery management and IT operations management solutions for businesses and other enterprises of all sizes. These software offerings include licenses, support, professional services and software-as-a-service ("SaaS").

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

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

        Hewlett Packard Enterprise periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement by the Hewlett Packard Enterprise legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by Hewlett Packard Enterprise and its business segments. As disclosed in Note 6, "Taxes on Earnings", during fiscal 2015, Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $5.0 billion. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years. The impact of these intercompany arrangements is eliminated from both Hewlett Packard Enterprise consolidated and segment revenues.

        Financing interest in the Condensed Consolidated and Combined Statements of Earnings reflects interest expense on borrowing-and funding-related activity associated with FS and its subsidiaries, and debt issued by Hewlett Packard Enterprise for which a portion of the proceeds benefited FS. Prior to October 9, 2015, such financing interest expense resulted from debt issued by HP Inc.

        Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate governance costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition and other related charges and separation costs.

Segment Realignment

        Effective at the beginning of the fiscal 2016 first quarter, HPE implemented organizational changes to align its segment financial reporting more closely with its current business structure. These organizational changes resulted in (i) within the Enterprise Group segment, the consolidation of the Industry Standard Servers and Business Critical Systems business units into the newly formed Servers business unit; and (ii) the transfer of certain cloud-related marketing headcount activities from the Corporate Investment segment to the Enterprise Group segment.

        HPE reflected these changes to its segment information retrospectively to the earliest period presented, which resulted in: (i) the consolidation of net revenue from the Industry Standard Servers and Business Critical Systems business units into the Servers business unit within the Enterprise Group segment; (ii) and the transfer of operating expenses from the Corporate Investment segment to the Enterprise Group segment. These changes had no impact on HPE's previously reported consolidated and combined net revenue, earnings from operations, net earnings or net earnings per share.

        There have been no material changes to the total assets of HPE's individual segments since October 31, 2015.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

Segment Operating Results

	Enterprise Group	Enterprise Services	Software	Financial Services	Corporate Investments	Total
	In millions
Three months ended January 31, 2016
Net revenue	$6,750	$4,499	$720	$754	$1	$12,724
Intersegment net revenue and other	301	189	60	22	0	572

Total segment net revenue	$7,051	$4,688	$780	$776	$1	$13,296

Earnings (loss) from operations	$944	$238	$136	$100	$(99)	$1,319

Three months ended January 31, 2015
Net revenue	$6,682	$4,778	$812	$777	$4	$13,053
Intersegment net revenue and other	300	215	58	26	—	599

Total segment net revenue	$6,982	$4,993	$870	$803	$4	$13,652

Earnings (loss) from operations	$1,058	$150	$157	$90	$(91)	$1,364

        The reconciliation of segment operating results to Hewlett Packard Enterprise consolidated and combined results was as follows:

	Three months ended January 31
	2016	2015
	In millions
Net Revenue:
Total segments	$13,296	$13,652
Elimination of intersegment net revenue and other	(572)	(599)

Total Hewlett Packard Enterprise consolidated and combined net revenue	$12,724	$13,053

Earnings before taxes:
Total segment earnings from operations	$1,319	$1,364
Corporate and unallocated costs and eliminations	(125)	(110)
Stock-based compensation expense	(165)	(139)
Amortization of intangible assets	(218)	(203)
Restructuring charges	(311)	(132)
Acquisition and other related charges	(37)	(4)
Separation costs	(79)	(44)
Interest and other, net	(65)	(18)

Total Hewlett Packard Enterprise consolidated and combined earnings before taxes	$319	$714

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

        Net revenue by segment and business unit was as follows:

	Three months ended January 31
	2016	2015
	In millions
Servers	$3,568	$3,595
Technology Services	1,810	1,988
Storage	810	837
Networking	863	562

Enterprise Group	7,051	6,982

Infrastructure Technology Outsourcing	2,874	3,132
Application and Business Services	1,814	1,861

Enterprise Services	4,688	4,993

Software	780	870
Financial Services	776	803
Corporate Investments	1	4

Total segment net revenue	13,296	13,652

Eliminations of intersegment net revenue and other	(572)	(599)

Total net revenue	$12,724	$13,053

Note 3: Restructuring

  Summary of Restructuring Plans

        Restructuring charges of $311 million and $132 million have been recorded by the Company for the three months ended January 31, 2016 and 2015, respectively, based on restructuring activities

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 3: Restructuring (Continued)

impacting the Company's employees and infrastructure. Restructuring activities related to the Company's employees and infrastructure summarized by plan were as presented in the table below:

	Fiscal 2015 Plan		Fiscal 2012 Plan		Other Plans
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Employee Severance	Infrastructure and other	Total
Liability as of October 31, 2015	$351	$—	$321	$45	$1	$24	$742
Charges	161	79	71	—	—	—	311
Cash payments	(80)	(35)	(157)	(11)	—	(2)	(285)
Non-cash items	(10)	(12)	(6)	—	—	—	(28)

Liability as of January 31, 2016	$422	$32	$229	$34	$1	$22	$740

Total Costs Incurred to Date, as of January 31, 2016	$512	$80	$3,963	$545	$1,997	$1,129	$8,226

Total Costs Expected to be Incurred, as of January 31, 2016	$2,158	$423	$3,963	$545	$1,997	$1,129	$10,215

        The current restructuring liability reported in Accrued restructuring in the Condensed Consolidated Balance Sheets at January 31, 2016 and October 31, 2015 was $634 million and $628 million, respectively. The long-term restructuring liability reported in Other liabilities in the Condensed Consolidated Balance Sheets at January 31, 2016 and October 31, 2015 was $106 million and $114 million, respectively.

  Fiscal 2015 Restructuring Plan

        On September 14, 2015, the former Parent's Board of Directors approved a restructuring plan (the "2015 Plan") in connection with the separation which will be implemented through fiscal 2018. As part of the 2015 Plan, the Company expects approximately 30,000 employees to exit the Company by the end of 2018. These workforce reductions are primarily associated with our Enterprise Services segment. The changes to the workforce will vary by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. The Company estimates that it will incur aggregate pre-tax charges through fiscal 2018 of approximately $2.6 billion in connection with the 2015 Plan, of which approximately $2.2 billion relates to workforce reductions and approximately $423 million primarily relates to real estate consolidation.

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, the former Parent adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of January 31, 2016 and October 31, 2015 the Company had eliminated 42,100 positions in connection with the 2012 Plan, with a portion of those employees exiting the company as part of voluntary enhanced early retirement ("EER") programs in the U.S. and in certain other countries. During the first quarter of fiscal 2016, the Company recorded severance charges of

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 3: Restructuring (Continued)

$71 million as a result of a change in the estimate of expected cash payouts. The Company recognized $4.5 billion in total aggregate charges in connection with the 2012 Plan, with $4.0 billion related to workforce reductions, including the EER programs, and $545 million related to infrastructure, including data center and real estate consolidation and other items. The severance and infrastructure related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.

  Other Plans

        Restructuring plans initiated by the former Parent in fiscal 2008 and 2010 were substantially completed as of April 30, 2015. Severance and infrastructure related cash payments associated with these plans are expected to be paid out through fiscal 2019.

Note 4: Retirement and Post-Retirement Benefit Plans

  Pension Benefit Expense

        Prior to October 31, 2015 and with the exception of certain defined benefit pension plans, of which the Company was the sole sponsor, certain of Hewlett Packard Enterprise eligible employees, retirees and other former employees participated in certain U.S. and international defined benefit pension plans offered by the former Parent. These plans which included participants of both Company employees and other employees of the former Parent were accounted for as multiemployer benefit plans and the related net benefit plan obligations were not included in the Company's Combined and Consolidated Balance Sheets through July 31, 2015. The related benefit plan expense was allocated to the Company based on the Company's labor costs and allocations of corporate and other shared functional personnel. Substantially all plan assets and the related benefit obligations that were directly attributable to Hewlett Packard Enterprise eligible employees, retirees and other former employees were transferred to the Company as of October 31, 2015.

        The Company recognized total net pension and other post-retirement benefit expense in the Condensed Consolidated and Combined Statement of Earnings of $29 million and $23 million for the three months ended January 31, 2016 and 2015, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

        The Company's net pension and post-retirement benefit cost that were directly attributable to the eligible employees, retirees and other former employees of Hewlett Packard Enterprise and recognized in the Condensed Consolidated and Combined Statements of Earnings was as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2016	2015	2016	2015	2016	2015
	In millions
Service cost	$—	$—	$64	$18	$1	$—
Interest cost	—	4	141	66	2	—
Expected return on plan assets	—	—	(254)	(101)	(1)
Amortization and deferrals:
Actuarial loss (gain)	—	1	79	35	(1)	—
Prior service benefit	—	—	(6)	—	—	—

Net periodic benefit cost	$—	$5	$24	$18	$1	$—
Special termination benefits	—	—	4	2	—	—

Net benefit cost	$—	$5	$28	$20	$1	$—

  Employer Contributions and Funding Policy

        The Company's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

        HPE previously disclosed in its Combined and Consolidated Financial Statements for the fiscal year ended October 31, 2015 that it expected to contribute approximately $366 million in fiscal 2016 to its non-U.S. pension plans, approximately $1 million to cover benefit payments to U.S. non-qualified plan participants and approximately $3 million to cover benefit claims for the Company's post-retirement benefit plans.

        During the three months ended January 31, 2016, the Company contributed $39 million to its non-U.S. pension plans, and paid $1 million to cover benefit claims under the Company's post-retirement benefit plans. During the remainder of fiscal 2016, HPE anticipates making additional contributions of approximately $327 million to its non-U.S. pension plans and approximately $1 million to its U.S. non-qualified plan participants and expects to pay approximately $2 million to cover benefit claims under the Company's post-retirement benefit plans.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

        The Company's pension and other post-retirement benefit costs and obligations depend on various assumptions. Differences between expected and actual returns on investments and changes in discount rates and other actuarial assumptions are reflected as unrecognized gains or losses, and such gains or losses are amortized to earnings in future periods. A deterioration in the funded status of a plan could result in a need for additional company contributions or an increase in net pension and post-retirement benefit costs in future periods. Actuarial gains or losses are determined at the measurement date and amortized over the remaining service life for active plans or the life expectancy of plan participants for frozen plans.

Note 5: Stock-Based Compensation

        Prior to the separation, certain of the Company's employees participated in stock-based compensation plans sponsored by the former Parent. The former Parent's stock-based compensation plans included incentive compensation plans and an employee stock purchase plan. All awards granted under the plans were based on the former Parent's common shares and as such the award activity is not reflected in the Company's Condensed Consolidated and Combined financial statements.

        In conjunction with the separation, the Company adopted the Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (the "Plan"). The Plan became effective on November 1, 2015. The total number of shares of the Company's common stock authorized under the Plan was 260 million. The Plan provides for the grant of various types of awards including restricted stock awards, stock options, and performance-based awards.

        In connection with the separation, and in accordance with the Employee Matters Agreement between HP Inc. and the Company, the Company's employees with outstanding former Parent stock-based awards received replacement stock-based awards under the Plan at separation. The value of the replaced Company stock-based awards was designed to generally preserve the intrinsic value of the award immediately prior to separation. The incremental expense incurred by the Company was not material. Also in conjunction with the separation, the Company granted one-time retention stock awards, with a total grant date fair value of approximately $137 million to certain executives. The awards vest over three years from the grant date.

Stock-based Compensation Expense

        Stock-based compensation expense and the resulting tax benefits were as follows:

	Three months ended January 31
	2016	2015
	In millions
Stock-based compensation expense	$165	$139
Income tax benefit	(50)	(46)

Stock-based compensation expense, net of tax	$115	$93

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 5: Stock-Based Compensation (Continued)

        For the three months ended January 31, 2015, stock-based compensation expense includes expense attributable to the Company based on the awards and terms previously granted under the former Parent incentive compensation plan to the Company's employees prior to the separation and an allocation of the former Parent's corporate and shared functional employee expenses. Accordingly, the amounts presented for the three months ended January 31, 2015 are not necessarily indicative of future awards and do not necessarily reflect the results that we would have experienced as an independent, publicly-traded company.

Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. Restricted stock awards and cash-settled awards are generally subject to forfeiture if employment terminates prior to the lapse of the restrictions. Such awards generally vest one to three years from the date of grant. During the vesting period, ownership of the restricted stock cannot be transferred. Restricted stock has the same dividend and voting rights as common stock and is considered to be issued and outstanding upon grant. The dividends paid on restricted stock are non-forfeitable. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying restricted stock units are not considered issued and outstanding upon grant. The Company expenses the fair value of restricted stock awards ratably over the period during which the restrictions lapse.

        A summary of restricted stock award activity is as follows:

	Three months ended January 31, 2016
	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	—	$—
Converted from former Parent's plan	41,942	$15
Granted(1)	28,894	$15
Vested	(3,113)	$15
Forfeited	(840)	$15

Outstanding at end of period	66,883	$15

(1)
Includes one-time retention restricted stock units of approximately 5 million shares.

        At January 31, 2016, there was $764 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which the Company expects to recognize over the remaining weighted-average vesting period of 1.5 years.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 5: Stock-Based Compensation (Continued)

Stock Options

        Stock options granted under the Company's principal equity plans are generally non-qualified stock options, but the principal equity plans permitted some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vest over three to four years from the date of grant. The exercise price of a stock option is equal to the closing price of the Company's stock on the option grant date. The majority of the stock options issued by the Company contain only service vesting conditions. The Company also issued, to a lesser extent, performance-contingent stock options that vest only on the satisfaction of both service and market conditions.

        The Company utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. The Company estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model, as these awards contain market conditions. The weighted-average fair value and the assumptions used to measure fair value were as follows:

Three months ended January 31, 2016
Weighted-average fair value(1)	$4
Expected volatility(2)	31.1%
Risk-free interest rate(3)	1.7%
Expected dividend yield(4)	1.5%
Expected term in years(5)	5.4

(1)
The weighted-average fair value was based on the fair value of stock options granted during the period.

(2)
The expected volatility was estimated using the average historical volatility of selected peer companies.

(3)
The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)
The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

(5)
For awards subject to service-based vesting, the expected term was estimated using the simplified method detailed in SEC Staff Accounting Bulletin No. 107 and for performance-contingent awards, the expected term represents an output from the lattice model.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 5: Stock-Based Compensation (Continued)

        A summary of stock option activity is as follows:

	Three months ended January 31, 2016
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	—	$—
Converted from former Parent's plan	42,565	$15
Granted(1)	25,257	$15
Exercised	(499)	$8
Forfeited/cancelled/expired	(450)	$24

Outstanding at end of period	66,873	$15	6.1	$71

Vested and expected to vest at end of period	61,102	$15	6.0	$70

Exercisable at end of period	29,225	$13	4.5	$69

(1)
Includes one-time retention stock options of approximately 16 million shares.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the first quarter of fiscal 2016. The aggregate intrinsic value is the difference between the Company's closing stock price on the last trading day of the first quarter of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three months ended January 31, 2016 was $3 million.

        At January 31, 2016, there was $103 million of unrecognized pre-tax, stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 2.4 years.

Employee Stock Purchase Plan

        Effective November 1, 2015, the Company adopted the Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan ("ESPP"). The total number of shares of Company's common stock authorized under the ESPP was 80 million. The ESPP allows eligible employees to contribute up to 10% of their eligible compensation to purchase Hewlett Packard Enterprise's common stock. The plan provides for a discount not to exceed 15% and an offering period up to 24 months. The Company currently offers 6 month offering periods during which employees have the ability to purchase shares at 95% of the closing market price on the purchase date. No stock-based compensation expense was recorded in connection with those purchases because the criteria of a non-compensatory plan were met.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 6: Taxes on Earnings

  Provision for Taxes

        Prior to the separation, Hewlett Packard Enterprise's operating results were included in HPI's (former Parent) various consolidated U.S. federal and state income tax returns, as well as non-U.S. tax filings. For purposes of the Company's Condensed Consolidated and Combined Financial Statements for the periods prior to the separation, income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis separate from the former Parent. The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for the periods presented.

        The Company's effective tax rate was 16.3% and 23.4% for the three months ended January 31, 2016 and 2015, respectively. HPE's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from the Company's operations in lower-tax jurisdictions throughout the world. HPE has not provided U.S. taxes for all foreign earnings because the Company plans to reinvest some of those earnings indefinitely outside the U.S.

        For the three months ended January 31, 2016, HPE recorded $110 million of net income tax benefits related to items discrete to the period. These amounts primarily included a tax benefit of $104 million on restructuring charges, separation costs, and acquisition and other related charges.

        For the three months ended January 31, 2015, HPE recorded $6 million of net income tax charges related to various items discrete to the period.

  Uncertain Tax Positions

        The Company is subject to income tax in the U.S. and approximately 105 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, former Parent, whose liabilities for which the Company is jointly and severally liable, is subject to numerous ongoing audits by federal, state and foreign tax authorities. The Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company regularly assesses the likely outcomes of these audits in order to determine the appropriateness of the Company's tax provision. The Company adjusts its uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. However, income tax audits are inherently unpredictable and there can be no assurance that the Company will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the Provision for taxes and therefore the resolution of one or more of these uncertainties in any particular period could have a material impact on net income or cash flows.

        As of January 31, 2016 and October 31, 2015, the amount of unrecognized tax benefits was $9.3 billion and $4.9 billion, respectively, of which up to $2.7 billion and $0.6 billion would affect the Company's effective tax rate if realized as of the respective periods. The $4.4 billion increase in the amount of unrecognized tax benefits for the three months ended January 31, 2016 are primarily related to the impact of the Company's joint and several liabilities with HPI that resulted from the separation.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 6: Taxes on Earnings (Continued)

        Hewlett Packard Enterprise recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Condensed Consolidated and Combined Statements of Earnings. The Company accrued $333 million and $269 million for interest and penalties as of January 31, 2016 and October 31, 2015, respectively.

        Hewlett Packard Enterprise engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. Hewlett Packard Enterprise does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, Hewlett Packard Enterprise believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $150 million within the next 12 months.

  Deferred Tax Assets and Liabilities

        In the first quarter of fiscal 2016, the Company adopted the amendment to the existing accounting standards for income taxes issued by the FASB in November 2015, and elected to apply it on a retrospective basis. As a result, all of the Company's deferred tax assets and liabilities are classified as noncurrent as of January 31, 2016 and retrospectively as of October 31, 2015. See Note 1, "Overview and Basis of Presentation", for more details.

        Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets as follows:

	As of
	January 31, 2016	October 31, 2015
	In millions
Long-term deferred tax assets	$2,607	$3,925
Long-term deferred tax liabilities	(9)	(41)

Deferred tax assets net of deferred tax liabilities	$2,598	$3,884

        The Company periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from U.S. GAAP treatment, deferred taxes are recognized. During fiscal 2015, the Company executed intercompany advanced royalty payment arrangements resulting in advanced payments of $5.0 billion. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years. Intercompany royalty revenue and the amortization expense related to the licensing rights are eliminated in consolidation.

Tax Matters Agreement and Other Income Tax Matters

        In connection with the separation, the Company entered into a Tax Matters Agreement with HP Inc., formerly Hewlett-Packard Company. See Note 18, "Guarantees, Indemnifications and Warranties", for a full description of the Tax Matters Agreement.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 7: Balance Sheet Details

        Balance sheet details were as follows:

Accounts Receivable

	As of
	January 31, 2016	October 31, 2015
	In millions
Accounts receivable	$8,007	$8,647
Allowance for doubtful accounts	(109)	(109)

	$7,898	$8,538

        The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Three months ended January 31, 2016
In millions
Balance at beginning of year	$109
Provision for doubtful accounts	16
Deductions, net of recoveries	(16)

Balance at end of period	$109

        The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The recourse obligations associated with these short-term financing arrangements as of January 31, 2016 and October 31, 2015 were not material.

        The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

Three months ended January 31, 2016
In millions
Balance at beginning of period(1)	$68
Trade receivables sold	653
Cash receipts	(683)
Foreign currency and other	(3)

Balance at end of period(1)	$35

(1)
Beginning and ending balance represents amounts for trade receivables sold but not yet collected.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 7: Balance Sheet Details (Continued)

Inventory

	As of
	January 31, 2016	October 31, 2015
	In millions
Finished goods	$1,517	$1,518
Purchased parts and fabricated assemblies	828	680

	$2,345	$2,198

Property, Plant and Equipment

	As of
	January 31, 2016	October 31, 2015
	In millions
Land	$497	$514
Buildings and leasehold improvements	6,914	6,924
Machinery and equipment, including equipment held for lease	14,086	13,986

	21,497	21,424

Accumulated depreciation	(11,797)	(11,538)

	$9,700	$9,886

        For the three months ended January 31, 2016, the change in gross property, plant and equipment was due primarily to purchases of $746 million, partially offset by sales and retirements of $569 million and unfavorable currency impacts of $134 million. Accumulated depreciation associated with the assets sold and retired was $486 million.

Note 8: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 8: Financing Receivables and Operating Leases (Continued)

collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	January 31, 2016	October 31, 2015
	In millions
Minimum lease payments receivable	$6,932	$6,941
Unguaranteed residual value	216	217
Unearned income	(531)	(503)

Financing receivables, gross	6,617	6,655
Allowance for doubtful accounts	(85)	(95)

Financing receivables, net	6,532	6,560
Less: current portion(1)	(2,948)	(2,918)

Amounts due after one year, net(1)	$3,584	$3,642

(1)
The Company includes the current portion in Financing receivables and amounts due after one year, net in Long-term financing receivables and other assets in the accompanying Condensed Consolidated Balance Sheets.

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 8: Financing Receivables and Operating Leases (Continued)

        The credit risk profile of gross financing receivables, based upon internal risk ratings, was as follows:

	As of
	January 31, 2016	October 31, 2015
	In millions
Risk Rating:
Low	$3,380	$3,467
Moderate	3,162	3,115
High	75	73

Total	$6,617	$6,655

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 8: Financing Receivables and Operating Leases (Continued)

        The allowance for doubtful accounts for financing receivables as of January 31, 2016 and October 31, 2015 and changes during the three and twelve months then ended were as follows:

	As of
	January 31, 2016	October 31, 2015
	In millions
Balance at beginning of period	$95	$111
Provision for doubtful accounts	(10)	25
Write-offs	—	(41)

Balance at end of period	$85	$95

        The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	January 31, 2016	October 31, 2015
	In millions
Gross financing receivables collectively evaluated for loss	$6,324	$6,399
Gross financing receivables individually evaluated for loss	293	256

Total	$6,617	$6,655

Allowance for financing receivables collectively evaluated for loss	$66	$82
Allowance for financing receivables individually evaluated for loss	19	13

Total	$85	$95

  Non-Accrual and Past-Due Financing Receivables

        The Company considers a financing receivable to be past due when the minimum payment is not received by the contractually specified due date. The Company generally places financing receivables on non-accrual status, which is the suspension of interest accrual, and considers such receivables to be non-performing at the earlier of the time at which full payment of principal and interest becomes doubtful or the receivable becomes 90 days past due. Subsequently, the Company may recognize revenue on non-accrual financing receivables as payments are received, which is on a cash basis, if the Company deems the recorded financing receivable to be fully collectible; however, if there is doubt regarding the ultimate collectability of the recorded financing receivable, all cash receipts are applied to the carrying amount of the financing receivable, which is the cost recovery method. In certain circumstances, such as when the Company deems a delinquency to be of an administrative nature, financing receivables may accrue interest after becoming 90 days past due. The non-accrual status of a financing receivable may not impact a customer's risk rating. After all of a customer's delinquent principal and interest balances are settled, the Company may return the related financing receivable to accrual status.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 8: Financing Receivables and Operating Leases (Continued)

        The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	January 31, 2016	October 31, 2015
	In millions
Billed(1):
Current 1-30 days	$354	$358
Past due 31-60 days	61	52
Past due 61-90 days	33	14
Past due >90 days	70	57
Unbilled sales-type and direct-financing lease receivables	6,099	6,174

Total gross financing receivables	$6,617	$6,655

Gross financing receivables on non-accrual status(2)	$134	$154

Gross financing receivables 90 days past due and still accruing interest(2)	$159	$102

(1)
Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)
Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

  Operating Leases

        Operating lease assets included in machinery and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2016	October 31, 2015
	In millions
Equipment leased to customers	$4,944	$4,428
Accumulated depreciation	(1,898)	(1,513)

	$3,046	$2,915

Note 9: Acquisitions and Divestitures

  Acquisitions

        The Company did not complete any acquisitions during the quarter. The purchase price allocation for previous acquisitions may reflect various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and income based taxes, and residual goodwill; which are subject to change within the measurement period as valuations

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 9: Acquisitions and Divestitures (Continued)

are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined.

        During the quarter, $257 million of purchase price adjustments were recorded which impacted goodwill in the EG segment. These measurement period adjustments, are primarily provisional tax related items recorded in conjunction with the acquisition of Aruba Networks, Inc. ("Aruba").

  Divestitures

        For the three months ended January 31, 2016, the Company completed the divestiture of a business which was previously reported in the ES segment. This sale resulted in $65 million of proceeds during the quarter. The gain associated with this divestiture was included in Selling, general and administrative expense on the Condensed Consolidated and Combined Statements of Earnings.

        In October 2015, the Company signed a definitive agreement with Trend Micro International to sell the TippingPoint business for approximately $300 million. TippingPoint is a provider of network security solutions. The results of TippingPoint are recorded within the Software segment. The transaction closed in March 2016.

        In May 2015, the Company and Tsinghua Holdings jointly announced a partnership that will bring together the Chinese enterprise technology assets of the Company and Tsinghua University to create a Chinese provider of technology infrastructure. Under the definitive agreement, Tsinghua Holdings' subsidiary, Unisplendour Corporation, will purchase 51% of a new business called H3C, comprising the Company's current H3C Technologies and China-based server, storage and technology services businesses, for approximately $2.3 billion. The Company's China subsidiary will maintain 100% ownership of its existing China-based Enterprise Services, Software and Helion Cloud businesses. Once the transaction closes, the new H3C will be the exclusive provider for the Company's server, storage and networking portfolio, as well as the Company's exclusive hardware support services provider in China, customized for that market. The transaction is expected to close in the third quarter of fiscal 2016, subject to regulatory approvals and other closing conditions.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 10: Goodwill and Intangible Assets

  Goodwill

        Goodwill allocated to the Company's reportable segments as of January 31, 2016 and changes in the respective carrying amounts during the three months then ended were as follows:

	Enterprise Group	Enterprise Services(2)	Software	Financial Services	Total
	In millions
Balance at October 31, 2015(1)	$18,712	$92	$8,313	$144	$27,261
Changes due to foreign currency	(57)	(3)	—	—	(60)
Goodwill adjustments(3)	257	—	—	—	257

Balance at January 31, 2016(1)	$18,912	$89	$8,313	$144	$27,458

(1)
Goodwill is net of accumulated impairment losses of $13.7 billion which were recorded prior to October 31, 2013. Of that amount, $8.0 billion relates to the Enterprise Services segment and the remaining $5.7 billion relates to the Software segment.

(2)
Goodwill relates to the MphasiS Limited reporting unit.

(3)
Primarily measurement period adjustments to provisional tax items, recorded in conjunction with the Aruba acquisition.

        The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. During the first quarter of fiscal 2016, the Company's stock price experienced volatility and the Company's market capitalization was below its book value. The Company considered this along with other factors including, its continued execution in accordance with its annual budget and anticipated future cash flows; the length of time that the Company's stock has been trading; and analyst indications that the Company's stock has significant potential for growth and margin expansion. Based upon its evaluation, the Company determined that there have been no events or circumstances which would more likely than not reduce fair value for its reporting units below their carrying value. As a result, the Company determined an interim impairment test was not necessary as of January 31, 2016. However, if the Company's market capitalization remains below its book value or if the Company's outlook for its business and industry in general is subject to a significant adverse change, the Company may be required to record an impairment to goodwill in the future. The Company will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 10: Goodwill and Intangible Assets (Continued)

  Intangible Assets

        The Company's intangible assets are composed of:

	As of January 31, 2016				As of October 31, 2015
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,087	$(3,631)	$(856)	$600	$5,109	$(3,517)	$(856)	$736
Developed and core technology and patents	4,274	(1,185)	(2,138)	951	4,218	(1,110)	(2,138)	970
Trade name and trade marks	224	(54)	(109)	61	231	(57)	(109)	65
In-process research and development	96	—	—	96	159	—	—	159

Total intangible assets	$9,681	$(4,870)	$(3,103)	$1,708	$9,717	$(4,684)	$(3,103)	$1,930

        The decrease of intangibles during the first three months of fiscal 2016 was related to $32 million of intangible assets which became fully amortized and have been eliminated from gross intangible assets and accumulated amortization, as well as, changes in the gross intangible balance due to foreign currency exchange rate fluctuations. Intangible asset amortization expense for the three months ended January 31, 2016 and 2015 was $218 million and $203 million, respectively.

        In-process research and development is efforts that are in process on the date the Company acquires a business. Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process research and development intangible assets upon completion of the projects. If an in-process research and development project is abandoned, the Company records a charge for the value of the related intangible asset to its consolidated and combined statement of earnings in the period it is abandoned. The Company reclassified in-process research and development assets acquired of $63 million to Developed and core technology and patents as the projects were completed and began amortization during the first three months of fiscal 2016.

        As of January 31, 2016, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year:	In millions
2016 (remaining 9 months)	$535
2017	342
2018	245
2019	204
2020	173
2021	54
Thereafter	59

Total	$1,612

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 11: Fair Value (Continued)

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2016				As of October 31, 2015
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$1,889	$—	$1,889	$—	$2,473	$—	$2,473
Money market funds	3,820	—	—	3,820	4,592	—	—	4,592
Mutual funds	—	256	—	256	—	246	—	246
Marketable equity securities	27	6	—	33	46	7	—	53
Foreign bonds	11	312	—	323	8	305	—	313
Other debt securities	—	—	38	38	—	—	40	40
Derivatives Instruments:
Interest rate contracts	—	78	—	78	—	—	—	—
Foreign exchange contracts	—	927	—	927	—	816	—	816
Other derivatives	—	1	—	1	—	3	—	3

Total assets	$3,858	$3,469	$38	$7,365	$4,646	$3,850	$40	$8,536

Liabilities
Derivatives Instruments:
Interest rate contracts	$—	$—	$—	$—	$—	$55	$—	$55
Foreign exchange contracts	—	136	—	136	—	137	—	137
Other derivatives	—	3	—	3	—	—	—	—

Total liabilities	$—	$139	$—	$139	$—	$192	$—	$192

        For the three months ended January 31, 2016 and 2015, there were no material transfers between levels within the fair value hierarchy.

  Valuation Techniques

        Cash Equivalents and Investments: The Company holds time deposits, money market funds, mutual funds, other debt securities primarily consisting of corporate and foreign government notes and bonds, and common stock and equivalents. The Company values cash equivalents and equity investments using quoted market prices, alternative pricing sources, including net asset value, or models utilizing market observable inputs. The fair value of debt investments was based on quoted market prices or model-driven valuations using inputs primarily derived from or corroborated by observable market data, and, in certain instances, valuation models that utilize assumptions which cannot be corroborated with observable market data.

        Derivative Instruments: The Company uses forward contracts, interest rate and total return swaps to hedge certain foreign currency and interest rate exposures. The Company uses industry standard

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 11: Fair Value (Continued)

valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, the Company and counterparty credit risk, foreign exchange rates, and forward and spot prices for currencies and interest rates. See Note 12, "Financial Instruments", for a further discussion of the Company's use of derivative instruments.

  Other Fair Value Disclosures

        Short- and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Condensed Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. At January 31, 2016, the estimated fair value of the Company's short-term and long-term debt was $15.9 billion and the carrying value was $16.1 billion. The estimated fair value of the Company's short-term and long-term debt approximated its carrying value of $15.8 billion as of October 31, 2015. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.

        Other Financial Instruments: For the balance of the Company's financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Condensed Consolidated Balance Sheets, these other financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.

        Non-Marketable Equity Investments and Non-Financial Assets: The Company's non-marketable equity investments and non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments were as follows:

	As of January 31, 2016				As of October 31, 2015
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,809	$—	$—	$1,809	$2,367	$—	$—	$2,367
Money market funds	3,820	—	—	3,820	4,592	—	—	4,592
Mutual funds	185	—	—	185	173	—	—	173

Total cash equivalents	5,814	—	—	5,814	7,132	—	—	7,132

Available-for-Sale Investments:
Debt securities:
Time deposits	80	—	—	80	106	—	—	106
Foreign bonds	251	72	—	323	244	69	—	313
Other debt securities	51	—	(13)	38	53	—	(13)	40

Total debt securities	382	72	(13)	441	403	69	(13)	459

Equity securities:
Mutual funds	71	—	—	71	73	—	—	73
Equity securities in public companies	27	6	—	33	55	7	(9)	53

Total equity securities	98	6	—	104	128	7	(9)	126

Total available-for-sale investments	480	78	(13)	545	531	76	(22)	585

Total cash equivalents and available-for-sale investments	$6,294	$78	$(13)	$6,359	$7,663	$76	$(22)	$7,717

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2016 and October 31, 2015, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of January 31, 2016 and October 31, 2015. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments (Continued)

        Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of January 31, 2016
	Amortized Cost	Fair Value
	In millions
Due in one year	$67	$67
Due in one to five years	37	37
Due in more than five years	278	337

	$382	$441

        For the three months ended January 31, 2016, the Company recognized a $30 million impairment charge related to a public equity investment as the Company determined that such impairment was other than temporary. The Company made its determination primarily based on closing prices for the three months ended January 31, 2016 and the prospect of recovery in the near term.

        Equity securities in privately held companies include cost basis and equity method investments and are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These amounted to $59 million and $45 million at January 31, 2016 and October 31, 2015, respectively.

  Derivative Instruments

        The Company is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities. The Company does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. The Company may designate its derivative contracts as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, the Company categorizes those economic hedges as other derivatives. Derivative instruments directly attributable to the Company are recognized at fair value in the Condensed Consolidated Balance Sheets. The change in fair value of derivative instruments is recognized in the Condensed Consolidated and Combined Statements of Earnings or Condensed Consolidated and Combined Statements of Comprehensive Income depending upon the type of hedge, see further discussion below. The Company classifies cash flows from its derivative programs with the activities that correspond to the underlying hedged items in the Condensed Consolidated and Combined Statements of Cash Flows.

        As a result of its use of derivative instruments, the Company is exposed to the risk that its counterparties will fail to meet their contractual obligations. To mitigate counterparty credit risk, the Company has a policy of only entering into derivative contracts with carefully selected major financial

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments (Continued)

institutions based on their credit ratings and other factors, and the Company maintains dollar risk limits that correspond to each financial institution's credit rating and other factors. The Company's established policies and procedures for mitigating credit risk include reviewing and establishing limits for credit exposure and periodically reassessing the creditworthiness of its counterparties. Master netting agreements further mitigated credit exposure to counterparties by permitting the Company to net amounts due from the Company to counterparty against amounts due to the Company from the same counterparty under certain conditions.

        To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allow the Company to hold collateral from, or require the Company to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The Company had no material derivatives with credit contingent features whose fair value was in a net liability position at January 31, 2016. The fair value of the Company's derivatives with credit contingent features in a net liability position was $35 million at October 31, 2015, all of which were fully collateralized within two business days.

        Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of January 31, 2016 and October 31, 2015.

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

        For derivative instruments that are designated and qualify as fair value hedges, the Company recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Condensed Consolidated and Combined Statements of Earnings in the period of change.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments (Continued)

  Cash Flow Hedges

        The Company uses forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. The Company's foreign currency cash flow hedges mature generally within twelve months; however, forward contracts associated with sales-type and direct-financing leases and intercompany loans extend for the duration of the lease or loan term, which typically range from two to five years.

        For derivative instruments that are designated and qualify as cash flow hedges, the Company initially records changes in fair value for the effective portion of the derivative instrument in Accumulated other comprehensive loss as a separate component of equity in the Condensed Consolidated Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the effective portion of its cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item.

  Net Investment Hedges

        The Company uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. The Company records the effective portion of such derivative instruments together with changes in the fair value of the hedged items in Cumulative translation adjustment, a component of Accumulated other comprehensive loss, as a separate component of equity in the Condensed Consolidated Balance Sheets.

  Other Derivatives

        Other derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency-denominated balance sheet exposures. The Company also uses total return swaps and, to a lesser extent, interest rate swaps, based on equity or fixed income indices, to hedge its executive deferred compensation plan liability.

        For derivative instruments not designated as hedging instruments, the Company recognizes changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Condensed Consolidated and Combined Statements of Earnings in the period of change.

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, the Company measures hedge effectiveness by offsetting the change in fair value of the hedged items with the change in fair value of the derivative. For forward contracts designated as cash flow or net investment hedges, the Company measures hedge effectiveness by comparing the cumulative change in fair value of the hedge contract with the cumulative change in fair value of the hedged item, both of which are based on forward rates. The Company recognizes any ineffective portion of the hedge in the Condensed Consolidated and Combined Statements of Earnings in the same period in which ineffectiveness occurs. Amounts excluded from the assessment of effectiveness are recognized in the Condensed Consolidated and Combined Statements of Earnings in the period they arise.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

        The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets was as follows:

	As of January 31, 2016					As of October 31, 2015
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$9,500	$—	$78	$—	$—	$9,500	$—	$—	$—	$55
Cash flow hedges:
Foreign currency contracts	10,010	365	236	26	4	8,692	296	206	28	8
Net investment hedges:
Foreign currency contracts	1,834	119	72	2	1	1,861	114	66	7	4

Total derivatives designated as hedging instruments	21,344	484	386	28	5	20,053	410	272	35	67

Derivatives not designated as hedging instruments
Foreign currency contracts	10,833	74	61	91	12	9,283	46	88	50	40
Other derivatives	130	1	—	3	—	127	3	—	—	—

Total derivatives not designated as hedging instruments	10,963	75	61	94	12	9,410	49	88	50	40

Total derivatives	$32,307	$559	$447	$122	$17	$29,463	$459	$360	$85	$107

  Offsetting of Derivative Instruments

        The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of January 31, 2016 and October 31, 2015, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

	As of January 31, 2016
	In the Condensed Consolidated Balance Sheets
							(vi) = (iii)–(iv)–(v)
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$1,006	$—	$1,006	$132	$804	(1)	$70
Derivative liabilities	$139	$—	$139	$132	$—	(2)	$7

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments (Continued)

	As of October 31, 2015
	In the Condensed Consolidated Balance Sheets
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

  Effect of Derivative Instruments on the Condensed Consolidated and Combined Statements of Earnings

        The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three months ended January 31, 2016 and 2015 were as follows:

	(Losses) Gains Recognized in Income on Derivative and Related Hedged Item
		Three months ended January 31				Three months ended January 31
Derivative Instrument	Location	2016	2015	Hedged Item	Location	2016	2015
		In millions				In millions
Interest rate contracts	Interest and other, net	$133	$—	Fixed-rate debt	Interest and other, net	$(133)	$—

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended January 31, 2016 and 2015 were as follows:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI into Earnings(Effective Portion)
	Three months ended January 31			Three months ended January 31
	2016	2015	Location	2016	2015
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$91	$194	Net revenue	$61	$79
Foreign currency contracts	(6)	1	Cost of products	1	2
Foreign currency contracts	(1)	(2)	Other operating expenses	—	(3)
Foreign currency contracts	58	35	Interest and other, net	59	30

Total cash flow hedges	$142	$228		$121	$108

Net investment hedges:
Foreign currency contracts	$57	$129	Interest and other, net	$—	$—

        As of January 31, 2016 and 2015, no portion of the hedging instruments gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three months ended January 31, 2016 and 2015.

        As of January 31, 2016, the Company expects to reclassify an estimated net Accumulated other comprehensive gain of approximately $88 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

        The pre-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated and Combined Statements of Earnings for the three months ended January 31, 2016 and 2015 was as follows:

	Gains (Losses) Recognized in Income on Derivatives
		Three months ended January 31
	Location	2016	2015
		In millions
Foreign currency contracts	Interest and other, net	$8	$150
Other derivatives	Interest and other, net	(5)	(1)

Total		$3	$149

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 13: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of
	January 31, 2016		October 31, 2015
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt	$189	2.6%	$161	2.6%
FS Commercial paper	251	0.1%	39	0.2%
Notes payable to banks, lines of credit and other(1)	470	2.4%	491	2.7%

Total notes payable and short-term borrowings	$910		$691

(1)
Notes payable to banks, lines of credit and other includes $372 million and $374 million at January 31, 2016 and October 31, 2015, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 13: Borrowings (Continued)

  Long-Term Debt

	As of
	January 31, 2016	October 31, 2015
	In millions
Hewlett Packard Enterprise Senior Notes(1)
$2,250 issued at discount to par at a price of 99.944% in October 2015 at 2.45%, due October 5, 2017, interest payable semi-annually on April 5 and October 5 of each year	$2,249	$2,249
$2,650 issued at discount to par at a price of 99.872% in October 2015 at 2.85%, due October 5, 2018, interest payable semi-annually on April 5 and October 5 of each year	2,647	2,647
$3,000 issued at discount to par at a price of 99.972% in October 2015 at 3.6%, due October 15, 2020, interest payable semi-annually on April 15 and October 15 of each year	2,999	2,999
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 15, 2022, interest payable semi-annually on April 15 and October 15 of each year	1,347	1,347
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,493	2,493
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	749
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
$350 issued at par in October 2015 at three-month USD LIBOR plus 1.74%, due October 5, 2017, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	350	350
$250 issued at par in October 2015 at three-month USD LIBOR plus 1.93%, due October 5, 2018, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	250	250
EDS Senior Notes(1)
$300 issued October 1999 at 7.45%, due October 2029	313	313
Other, including capital lease obligations, at 0.00%-8.47%, due in calendar years 2016-2021(2)	443	423
Fair value adjustment related to hedged debt	78	(55)
Less: current portion	(189)	(161)

Total long-term debt	$15,229	$15,103

(1)
The Company may redeem some or all of the fixed-rate Hewlett Packard Enterprise senior notes and the EDS senior notes at any time in accordance with the terms thereof.

(2)
Other, including capital lease obligations includes $201 million and $196 million as of January 31, 2016 and October 31, 2015, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

        As disclosed in Note 12, "Financial Instruments", the Company uses interest rate swaps to mitigate the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. As of January 31, 2016, the Company had entered into interest rate swaps to reduce the exposure of $9.5 billion of aggregate principal amount of fixed rate senior notes to changes in fair value resulting from changes in interest rates by achieving LIBOR-based floating interest expense. Interest rates on long-term debt in the table above have not been adjusted to reflect the impact of any interest rate swaps.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 13: Borrowings (Continued)

        Interest expense on borrowings recognized in the Condensed Consolidated and Combined Statements of Earnings was as follows:

		Three months ended January 31
Expense	Location	2016	2015
		In millions
Financing interest	Financing interest	$58	$63
Interest expense	Interest and other, net	80	10

Total interest expense		$138	$73

  Available Borrowing Resources

        The Company had the following resources available to obtain short- or long-term additional liquidity if needed:

As of January 31, 2016
In millions
Commercial paper programs	$4,249
Uncommitted lines of credit	$1,672

  Commercial Paper

        Hewlett Packard Enterprise's Board of Directors has authorized the issuance of up to $4.0 billion in aggregate principal amount of commercial paper by Hewlett Packard Enterprise. Hewlett Packard Enterprise's subsidiaries are authorized to issue up to an additional $500 million in aggregate principal amount of commercial paper. Hewlett Packard Enterprise maintains two commercial paper programs, and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.0 billion. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $4.0 billion authorized by Hewlett Packard Enterprise's Board of Directors. The Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $500 million.

  Revolving Credit Facility

        On November 1, 2015, the Company entered into a revolving credit facility (the "Credit Agreement"), together with the lenders named therein, JPMorgan Chase Bank, N.A. ("JPMorgan"), as co-administrative agent and administrative processing agent, and Citibank, N.A., as co-administrative

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 13: Borrowings (Continued)

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

Note 14: Related Party Transactions and Former Parent Company Investment

        Prior to November 1, 2015, the Company consisted of the enterprise technology infrastructure, software, services and financing businesses of former Parent and thus, transactions with former Parent were considered related party transactions. Following November 1, 2015, in connection with the separation, the Company became an independent publicly-traded company.

        On October 31, 2015 and November 1, 2015, in connection with the separation, the Company entered into several agreements with former Parent that govern the relationship between the Company and former Parent following the distribution, including the following:

  •
  Separation and Distribution Agreement;

  •
  Transition Services Agreement;

  •
  Tax Matters Agreement;

  •
  Employee Matters Agreement;

  •
  Real Estate Matters Agreement;

  •
  Master Commercial Agreement; and

  •
  Information Technology Service Agreement.

        These agreements provided the allocation between the Company and former Parent's assets, employees, liabilities and obligation (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the separation.

  Final Cash Allocation from former Parent

        In December 2015, and in connection with the Separation and Distribution Agreement, the Company received a net cash allocation of $526 million from former Parent. The cash allocation was based on the projected cash requirements of the Company, in light of the intended investment grade credit rating, business plan, and anticipated operation and activities.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 14: Related Party Transactions and Former Parent Company Investment (Continued)

  Receivable from and Payable (to) former Parent

As of October 31, 2015
In millions
Receivable from former Parent(1)	$492
Payable to former Parent(2)	(343)

Net receivable from former Parent	$149

(1)
The Company includes the receivable from former Parent in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

(2)
The Company includes the employee compensation and benefits portion in Employee compensation and benefits and all other accruals from former Parent in Other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets.

  Intercompany Purchases

        During the three months ended January 31, 2015, the Company purchased equipment from other businesses of former Parent in the amount of $312 million.

  Allocation of Corporate Expenses

        Prior to the separation, the Condensed Consolidated and Combined Statements of Earnings and Comprehensive Income include an allocation of general corporate expenses from former Parent for certain management and support functions which are provided on a centralized basis within former Parent. These management and support functions include, but are not limited to, executive management, finance, legal, information technology, employee benefits administration, treasury, risk management, procurement, and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. During the three months ended January 31, 2015, the allocation was $938 million.

        Management of the Company and former Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. These allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

  Former Parent Company Investment

        Former Parent company investment on the Condensed Consolidated Balance Sheets represents former Parent's historical investment in the Company, the net effect of transactions with and allocations from former Parent and the Company's accumulated earnings. As of November 1, 2015, in

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 14: Related Party Transactions and Former Parent Company Investment (Continued)

connection with the separation and distribution, former Parent's investment in the Company's business was redesignated as stockholders' equity and allocated between common stock and additional paid-in capital based on the number of shares of the Company's common stock outstanding at the distribution date.

  Net Transfers from Former Parent

        Net transfers from former Parent are included within former Parent company investment. Former Parent historically used a centralized approach to cash management and the financing of its operations. Prior to the separation, transactions between the Company and former Parent were considered to be effectively settled for cash at the time the transaction was recorded. The net effect of these transactions is included in the Net transfer from former Parent in Condensed Consolidated and Combined Statements of Cash Flow.

Note 15: Stockholders' Equity

  Taxes related to Other Comprehensive (Loss) Income

	Three months ended January 31
	2016	2015
	In millions
Taxes on change in net unrealized gains on available-for-sale securities:
Tax benefit on net unrealized gains arising during the period	$1	$—
Tax benefit on losses reclassified into earnings	(3)	—

	(2)	—

Taxes on change in net unrealized gains on cash flow hedges:
Tax provision on net unrealized gains arising during the period	(15)	(35)
Tax provision on net gains reclassified into earnings	19	22

	4	(13)

Taxes on change in unrealized components of defined benefit plans:
Tax benefit on amortization of actuarial loss and prior service benefit	(5)	(6)
Tax provision on curtailments, settlements and other	(1)	—

	(6)	(6)

Tax provision on change in cumulative translation adjustment	(20)	(47)

Tax provision on other comprehensive income	$(24)	$(66)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 15: Stockholders' Equity (Continued)

  Changes and reclassifications related to Other Comprehensive (Loss) Income, net of taxes

	Three months ended January 31
	2016	2015
	In millions
Other comprehensive (loss) income, net of taxes:
Change in net unrealized gains on available-for-sale securities:
Net unrealized gains arising during the period	$3	$2
Losses reclassified into earnings	6	—

	9	2

Change in net unrealized gains on cash flow hedges:
Net unrealized gains arising during the period	127	193
Net gains reclassified into earnings(1)	(102)	(86)

	25	107

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit(2)	67	30
Curtailments, settlements and other	(19)	—

	48	30

Change in cumulative translation adjustment	(159)	(115)

Other comprehensive (loss) income, net of taxes	$(77)	$24

(1)
Reclassification of pre-tax (gains) losses on cash flow hedges into the Condensed Consolidated and Combined Statements of Earnings was as follows:

	Three months ended January 31
	2016	2015
	In millions
Net revenue	$(61)	$(79)
Cost of products	(1)	(2)
Other operating expenses	—	3
Interest and other, net	(59)	(30)

	$(121)	$(108)

(2)
These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 4, "Retirement and Post-Retirement Benefit Plans."

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 15: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes as of January 31, 2016, and changes during the three months ended January 31, 2016 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$55	$68	$(4,173)	$(965)	$(5,015)
Other comprehensive income (loss) before reclassifications	3	127	67	(159)	38
Reclassifications of losses (gains) into earnings	6	(102)	(19)	—	(115)

Balance at end of period	$64	$93	$(4,125)	$(1,124)	$(5,092)

  Share Repurchase Program

        The Company's share repurchase program authorizes both open market and private repurchase transactions and does not have a specific expiration date. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value.

        In November 2015, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") with a financial institution under which the Company paid an aggregate of $1.1 billion upfront to the financial institution. For the three months ended January 31, 2016, the Company received deliveries of 64 million shares of the Company's common stock, which were retired and recorded as a $0.9 billion reduction to stockholders' equity. The remaining payment of $0.2 billion was recorded as a reduction to stockholders' equity as an unsettled forward contract indexed to the Company's own stock. In March 2016, the share repurchase program under the ASR Agreement was completed and an additional 14 million shares were delivered to the Company, which were retired. The total shares repurchased under the ASR Agreement was 78 million shares based on the average daily volume weighted average stock price of the Company's common stock during the terms of the transactions, plus transaction fees.

        For the three months ended January 31, 2016, the Company retired a total of 73 million shares as a result of its share repurchase programs including purchases under the ASR Agreement. The Company had approximately 0.7 million shares executed in the first quarter of fiscal 2016 that will be settled in the second quarter of fiscal 2016. As of January 31, 2016, the Company had remaining authorization of $1.8 billion for future share repurchases under the $3.0 billion repurchase authorization approved by the Company's Board of Directors on October 13, 2015.

Note 16: Net Earnings Per Share

        The Company calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock awards, stock options, and performance-based awards.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 16: Net Earnings Per Share (Continued)

        The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended January 31
	2016	2015
	In millions, except per share amounts
Numerator:
Net earnings(1)	$267	$547

Denominator:(2)
Weighted-average shares used to compute basic net EPS	1,761	1,804
Dilutive effect of employee stock plans(3)	17	30

Weighted-average shares used to compute diluted net EPS	1,778	1,834

Net earnings per share:
Basic	$0.15	$0.30
Diluted	$0.15	$0.30
Anti-dilutive weighted average stock awards(4)	64	28

(1)
The Company considers restricted stock that provide the holder with a non-forfeitable right to receive dividends to be participating securities.

(2)
On November 1, 2015, the distribution date, HP Inc. stockholders received one share of HPE common stock for every share of HP Inc. common stock held as of the record date on October 21, 2015. For comparative purposes, the same number of shares used to compute basic and diluted net earnings per share for the fiscal year ended October 31, 2015 is used in the calculation of basic and diluted net earnings per share for all periods in fiscal 2015.

(3)
For the period presented in 2015, the Company calculates the weighted-average dilutive effect of employee stock plans after conversion, by multiplying the dilutive Hewlett-Packard Company stock-based awards for the year ended October 31, 2015, attributable to HPE employees with the price conversion ratio used to convert those awards to equivalent units of HPE awards on the separation date. The price conversion ratio was calculated using the closing price of Hewlett-Packard Company common shares on October 31, 2015 divided by the opening price of HPE common shares on November 2, 2015.

(4)
The Company excludes stock awards where the assumed proceeds exceed the average market price from the calculation of diluted net EPS, because their effect would be anti-dilutive. The assumed proceeds of a stock award includes the sum of its exercise price (if the award is an option), average unrecognized compensation cost and excess tax benefit. For the three months ended January 31, 2015, the Company's anti-dilutive shares were calculated based on Hewlett-Packard Company anti-dilutive awards for the fiscal period ended October 31, 2015 attributable to HPE employees, with the price conversion ratio used to convert those awards to equivalent units of HPE awards on the distribution date. The price conversion ratio was calculated using the closing

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 16: Net Earnings Per Share (Continued)

  price of Hewlett-Packard Company common shares on October 31, 2015 divided by the opening price of HPE common shares on November 2, 2015.

Note 17: Litigation and Contingencies

        Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of January 31, 2016, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

  Litigation, Proceedings and Investigations

        Fair Labor Standards Act Litigation.    Hewlett Packard Enterprise is involved in several pre-separation lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of Electronic Data Systems Corporation ("EDS") or HP Inc. have been misclassified as exempt employees under the Fair Labor Standards Act (the "FLSA") and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Karlbom, et al. v. Electronic Data Systems Corporation is a class action filed on March 16, 2009 in California Superior Court alleging that certain information technology employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. On October 30, 2015, plaintiffs filed a motion to certify a Rule 23 state class of all California-based EDS employees in the Infrastructure Associate, Infrastructure Analyst, Infrastructure Specialist, and Infrastructure Specialist Senior job codes from March 16, 2005 through October 31, 2009 that they claim were improperly classified as exempt from overtime under state law. On January 22, 2016, the court denied plaintiffs' motion for class certification.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 17: Litigation and Contingencies (Continued)

  •
  Benedict v. Hewlett-Packard Company is a purported class action filed on January 10, 2013 in the United States District Court for the Northern District of California alleging that certain technical support employees allegedly involved in installing, maintaining and/or supporting computer software and/or hardware for HP Inc. were misclassified as exempt employees under the FLSA. The plaintiff has also alleged that HP Inc. violated California law by, among other things, allegedly improperly classifying these employees as exempt. On February 13, 2014, the court granted plaintiff's motion for conditional class certification. On May 7, 2015, plaintiff filed a motion to certify a Rule 23 state class of certain Technical Solutions Consultants in California, Massachusetts, and Colorado that they claim were improperly classified as exempt from overtime under state law. On July 30, 2015, the court dismissed the Technology Consultant and certain Field Technical Support Consultant opt-ins from the conditionally certified FLSA collective action. The class certification hearing on plaintiff's motion to certify a Rule 23 class was held on February 18, 2016. No ruling has yet been issued. The hearing on HP Inc's motion to decertify the FLSA collective action is scheduled for May 5, 2016.

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

        HP India filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to remand the matter to the Commissioner on procedural grounds. The hearings were scheduled to

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 17: Litigation and Contingencies (Continued)

reconvene on April 6, 2015 and again on November 3, 2015, but were cancelled at the request of the Customs Tribunal. A new hearing date has been set for the week of April 11, 2016.

        Department of Justice, Securities and Exchange Commission Proceedings.    In April 2014, HP Inc. and HP Inc. subsidiaries in Russia, Poland, and Mexico collectively entered into agreements with the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) to resolve claims of Foreign Corrupt Practices Act (FCPA) violations. Pursuant to the terms of the resolutions with the DOJ and SEC, HP Inc. was required to undertake certain compliance, reporting and cooperation obligations for a three-year period. In October of 2015, Hewlett Packard Enterprise contractually undertook the same compliance, reporting and cooperation obligations that were held by HP Inc. under the DOJ resolutions for the balance of the three-year period. Hewlett Packard Enterprise has reached a similar agreement with the Staff of the SEC, which remains subject to approval by the SEC's Commissioners.

        ECT Proceedings.    In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified a former subsidiary of HP Inc. in Brazil ("HP Brazil") that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ECT's decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case. The court of first instance has not issued a decision on the merits of the case, but it has denied HP Brazil's request for injunctive relief. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. HP Brazil expects the decision to be issued in 2016 and any subsequent appeal on the merits to last several years.

        Cisco Systems.    On August 21, 2015, Cisco Systems, Inc. ("Cisco Systems") and Cisco Systems Capital Corporation ("Cisco Capital") filed an action in Santa Clara County Superior Court for declaratory judgment and breach of contract against HP Inc. in connection with a dispute arising out of a third-party's termination of a services contract with HP Inc. As part of that third-party services contract, HP Inc. separately contracted with Cisco on an agreement to utilize Cisco products and services. HP Inc. prepaid the entire amount due Cisco through a financing arrangement with Cisco Capital. Following the termination of HP Inc.'s services contract with the third-party, HP Inc. no longer required Cisco's products and services, and, accordingly, exercised its contractual termination rights under the agreement with Cisco, and requested that Cisco apply the appropriate credit toward the remaining balance owed Cisco Capital. This lawsuit relates to the calculation of that credit under the agreement between Cisco and HP Inc. Cisco contends that after the credit is applied, HP Inc. still owes

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 17: Litigation and Contingencies (Continued)

Cisco Capital approximately $58 million. HP Inc. contends that under a proper reading of the agreement, HP Inc. owes nothing to Cisco Capital, and that Cisco owes significant amounts to HP Inc. On December 18, 2015, the court held a status conference at which it lifted the responsive pleading and discovery stay. Following the conference, Cisco filed an amended complaint that abandons the claim for breach of contract set forth in the original complaint, and asserts a single cause of action for declaratory relief concerning the proper calculation of the cancellation credit. On January 19, 2016, HP Inc. filed a counterclaim for breach of contract simultaneously with its answer to the amended complaint. A case management conference has been scheduled for March 18, 2016.

        Washington DC Navy Yard Litigation:    In December 2013, HP Enterprise Services, LLC (HPES) was named in a lawsuit arising out of the September 2013 Washington DC Navy Yard shooting that resulted in the deaths of twelve individuals. The perpetrator was an employee of The Experts, HPES's now-terminated subcontractor on its IT services contract with the U.S. Navy. This action was filed in the Middle District of Florida by the estate of a deceased victim, asserting claims for negligence against HPES, The Experts, and the U.S. Navy. The court dismissed the plaintiff's claims against the U.S. Navy but did not decide the motions to dismiss of HP or The Experts. On February 11, 2015, the action was transferred to the United States District Court for the District of Columbia. An additional eight lawsuits were filed against HPES in 2015. Accordingly, a total of nine lawsuits have now been filed against HPES in connection with the Washington DC Navy Yard shooting, all of which are now pending with the original action in the United States District Court for the District of Columbia. Pursuant to a coordinated schedule, defendants filed motions to dismiss all of the complaints on December 11, 2015. Plaintiffs' oppositions to defendants' motion to dismiss were filed on February 12, 2016. A hearing date on defendants' motion to dismiss has not yet been scheduled.

  Environmental

        The Company's operations and products are or may in the future become subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites, the substances and materials used in the Company's products, the energy consumption of products, services and operations and the operational or financial responsibility for recycling, treatment and disposal of those products. This includes legislation that makes producers of electrical goods, including servers and networking equipment, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). The Company could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws or if its products become non-compliant with environmental laws. The Company's potential exposure includes impacts on revenue, fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean-up costs. The amount and timing of costs to comply with environmental laws are difficult to predict.

        In particular, the Company may become a party to, or otherwise involved in, proceedings brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "Superfund," or other federal, state or foreign laws and regulations addressing the clean-up of contaminated sites, and may become a party to, or

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 17: Litigation and Contingencies (Continued)

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

  Indemnifications

        In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. The Company also provides indemnifications to certain vendors and customers against claims of IP infringement made by third parties arising from the use by such vendors and customers of the Company's software products and services and certain other matters. Some indemnifications may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

  General Cross-indemnification

        In connection with the separation, the Company entered into a Separation and Distribution Agreement with HPI effective November 1, 2015 where the Company agreed to indemnify HPI, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the separation. HPI similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HPI as part of the separation. As a result, as of January 31, 2016 and October 31, 2015, the Company has recorded both a receivable from HPI of $138 million and $232 million, respectively and a payable to HPI of $109 million and $38 million, respectively related to litigation matters.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 18: Guarantees, Indemnifications and Warranties (Continued)

  Shared Litigation with HPI

        As part of the Separation and Distribution Agreement, the Company and HPI agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to general corporate matters of HPI arising prior to the separation.

  Tax Matters Agreement and Other Income Tax Matters

        In connection with the separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HPI effective November 1, 2015 that governs the rights and obligations of the Company and HPI for certain pre-separation tax liabilities. The Tax Matters Agreement provides that the Company and HPI will share certain pre-separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HPI's U.S. and certain non-U.S. income tax returns. In certain jurisdictions, the Company and HPI have joint and several liability for past income tax liabilities and accordingly, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.

        In addition, if the Distribution of Hewlett Packard Enterprise's common shares to the HPI stockholders are determined to be taxable, the Company and HPI would share the tax liability equally, unless the taxability of the Distribution is the direct result of action taken by either the Company or HPI subsequent to the Distribution in which case the party causing the Distribution to be taxable would be responsible for any taxes imposed on the Distribution.

        As of January 31, 2016, the Company recorded a net receivable of $1.0 billion from HPI for certain tax liabilities that the Company is joint and severally liable for, but for which it is indemnified by the Company under the Tax Matters Agreement. The actual amount that the Company may receive could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 18: Guarantees, Indemnifications and Warranties (Continued)

        The Company's aggregate product warranty liabilities as of January 31, 2016, and changes during the three months ended January 31, 2016 were as follows:

Three months ended January 31, 2016
In millions
Balance at beginning of period	$523
Accruals for warranties issued	92
Adjustments related to pre-existing warranties (including changes in estimates)	4
Settlements made (in cash or in kind)	(96)

Balance at end of period	$523

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

  •
  Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares the three months ended January 31, 2016 to the prior-year period.

  •
  Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

  •
  Results of Operations.  An analysis of our financial results comparing the three months ended January 31, 2016 to the prior-year period. A discussion of the results of operations at the consolidated and combined level is followed by a discussion of the results of operations at the segment level.

  •
  Liquidity and Capital Resources.  An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.

  •
  Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions, off-balance sheet arrangements and cross-indemnifications with HP Inc. (formerly known as "Hewlett-Packard Company" and also referred to in this Quarterly Report as "HPI").

        We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Condensed Consolidated and Combined Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Condensed Consolidated and Combined Financial Statements. This discussion should be read in conjunction with our Condensed Consolidated and Combined Financial Statements and the related notes that appear elsewhere in this document.

        On November 1, 2015, HP Inc. spun-off Hewlett Packard Enterprise Company. To effect the spin-off, HP Inc. distributed all of the shares of Hewlett Packard Enterprise Company common stock owned by HP Inc. to its stockholders on November 1, 2015. Holders of HP Inc. common stock received one share of Hewlett Packard Enterprise Company for every share of HP Inc. stock held as of the record date. As a result of the spin-off, we now operate as an independent, publicly-traded company.

        The following Overview, Results of Operations and Liquidity discussions and analysis compare the three months ended January 31, 2016 to the prior-year period, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of January 31, 2016, unless otherwise noted.

        For purposes of this MD&A section, we use the terms "Hewlett Packard Enterprise," "HPE," "the Company," "we," "us" and "our" to refer to Hewlett Packard Enterprise Company. References in this MD&A section to "former Parent" refer to HP Inc.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

OVERVIEW

        Hewlett Packard Enterprise is a leading global provider of the cutting-edge technology solutions customers need to optimize their traditional IT while helping them build the secure, cloud-enabled, mobile-ready future that is uniquely suited to their needs. Our legacy dates back to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers. We are a global company with customers ranging from small-and medium-sized businesses ("SMBs") to large global enterprises.

        We organize our business into five segments for financial reporting purposes: the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for the three months ended January 31, 2016 as compared to the prior-year period:

	HPE Consolidated		Enterprise Group		Enterprise Services		Software		FS		Corporate Investments(3)
	Dollars in millions, except for per share amounts
Net revenue(1)	$12,724		$7,051		$4,688		$780		$776		$1
Year-over-year change %	(2.5)%		1.0%		(6.1)%		(10.3)%		(3.4)%		(75.0)%
Earnings from operations(2)	$384		$944		$238		$136		$100		$(99)
Earnings from operations as a % of net revenue	3.0%		13.4%		5.1%		17.4%		12.9%		NM
Year-over-year change percentage points	(2.6	)pts	(1.8	)pts	2.1	pts	(0.6	)pts	1.7	pts	NM
Net earnings	$267
Net earnings per share
Basic	$0.15
Diluted	$0.15

(1)
HPE consolidated and combined net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition and other related charges, and separation costs.

(3)
"NM" represents not meaningful.

        Net revenue declined 2.5% (increased 3.8% on a constant currency basis) in the three months ended January 31, 2016, as compared to the prior-year period. The leading contributors to the net revenue decrease were unfavorable currency impacts, a net revenue decline in Infrastructure Technology Outsourcing ("ITO") within ES, a net revenue decline in Technology Services ("TS") within EG, and a transfer of a business to former Parent in Software. Partially offsetting these decreases was net revenue growth in Networking within the EG segment. Gross margin was 28.4% ($3.6 billion) and 27.7% ($3.6 billion) for the three months ended January 31, 2016 and 2015, respectively. The 0.7 percentage point increase in gross margin was due primarily to service delivery efficiencies in ES. Partially offsetting the gross margin increase was an unfavorable mix within the Software segment. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. Operating margin decreased by 2.6 percentage points in the three months ended January 31, 2016, as compared to the prior-year period, due primarily to higher operating

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

expenses from restructuring charges, research and development expense, separation activities, acquisition and other related charges, amortization of intangible assets, and SG&A expenses.

        As of January 31, 2016, cash and cash equivalents and short-term and long-term investments were $8.7 billion, representing a decrease of approximately $1.4 billion from the October 31, 2015 balance of $10.1 billion. The decrease in cash and cash equivalents and short-term and long-term investments during the three months ended January 31, 2016 was primarily due to the following factors: cash utilization for share repurchases of common stock of $1.2 billion, higher cash utilization for working capital management of $0.4 billion and lower net earnings of $0.3 billion; partially offset primarily by a final cash allocation of $0.5 billion from the former Parent.

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

  •
  In EG, we are experiencing challenges due to multiple market trends, including the increasing demand for hyperscale computing infrastructure products, the transition to cloud computing and a highly competitive pricing environment. In addition, demand for our Mission-Critical Systems ("MCS") products continues to weaken as has the overall market for UNIX products. The effect of lower MCS and traditional storage revenue along with a higher mix of ISS density optimized server products and midrange converged storage solutions is impacting support attach opportunities in Technology Services ("TS"). To be successful in overcoming these challenges, we must address business model shifts and go-to-market execution challenges, while continuing to pursue new product innovation that builds on our existing capabilities in areas such as cloud and data center computing, software-defined networking, storage, blade servers and wireless networking.

  •
  In ES, we are facing challenges, including managing the revenue runoff from several large contracts, pressured public sector spending and a competitive pricing environment. We are also experiencing commoditization in the IT infrastructure services market that is placing pressure on traditional ITO pricing and cost structures. There is also an industry-wide shift to highly automated, asset-light delivery of IT infrastructure and applications leading to headcount consolidation. To be successful in addressing these challenges, we must execute on the ES multi-year turnaround plan, which includes a cost reduction initiative to align our costs to our revenue trajectory, a focus on new logo wins and Strategic Enterprise Services ("SES") and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

    initiatives to improve execution in sales performance and accountability, contracting practices and pricing.

  •
  In Software, we are facing challenges, including the market shift to SaaS and go-to-market execution challenges. To be successful in addressing these challenges, we must improve our go-to-market execution with multiple product delivery models which better address customer needs and achieve broader integration across our overall product portfolio as we work to capitalize on important market opportunities in cloud, big data and security.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated and Combined Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the three months ended January 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

ACCOUNTING PRONOUNCEMENTS

        For a summary of recent accounting pronouncements applicable to our Consolidated and Combined Condensed Financial Statements see Note 1 "Overview and Basis of Presentation," to the Condensed Consolidated and Combined Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS

        Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue on a constant currency basis, which assumes no change in foreign currency exchange rates from the prior-year period and doesn't adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This information is provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2016		2015
	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$12,724	100.0%	$13,053	100.0%
Cost of sales	9,112	71.6%	9,433	72.3%

Gross profit	3,612	28.4%	3,620	27.7%
Research and development	585	4.6%	532	4.1%
Selling, general and administrative	1,998	15.7%	1,973	15.1%
Amortization of intangible assets	218	1.8%	203	1.6%
Restructuring charges	311	2.4%	132	1.0%
Acquisition and other related charges	37	0.3%	4	—
Separation costs	79	0.6%	44	0.3%

Earnings from operations	384	3.0%	732	5.6%
Interest and other, net	(65)	(0.5)%	(18)	(0.1)%

Earnings before taxes	319	2.5%	714	5.5%
Provision for taxes	(52)	(0.4)%	(167)	(1.3)%

Net earnings	$267	2.1%	$547	4.2%

Net Revenue

        For the three months ended January 31, 2016, total net revenue decreased 2.5% (increased 3.8% on a constant currency basis). U.S. net revenue decreased 0.1% to $4.7 billion, while net revenue from outside of the U.S. decreased 3.9% to $8.0 billion.

        The components of the weighted net revenue change by segment were as follows:

Three months ended January 31, 2016
Percentage Points
Enterprise Services	(2.3)
Software	(0.7)
Financial Services	(0.2)
Corporate Investments	0.2
Enterprise Group	0.5

Total HPE	(2.5)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        From a segment perspective, the primary factors contributing to the change in total Company net revenue are summarized as follows:

  •
  ES net revenue decreased due primarily to unfavorable currency impacts and to a lesser extent revenue runoff in key accounts;

  •
  Software net revenue decreased due primarily to the transfer of a business to former Parent, business divestitures and unfavorable currency impacts;

  •
  FS net revenue decreased due primarily to unfavorable currency impacts and lower asset management activity from lower residual maturities; and

  •
  EG net revenue increased due primarily to growth in Networking, in part from the acquisition of Aruba in May 2015.

        A more detailed discussion of segment revenue is included under "Segment Information" below.

Gross Margin

        For the three months ended January 31, 2016, total gross margin increased 0.7 percentage points. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

  •
  ES gross margin increased due primarily to service delivery efficiencies, as a result of cost saving associated with our ongoing restructuring programs;

  •
  Software gross margin decreased due primarily to a higher mix of professional services and a lower mix of support revenue;

  •
  FS gross margin increased primarily due to lower bad debt expense; and

  •
  EG gross margin increased due primarily to improved pricing in Storage and a higher gross margin contribution in Networking from Aruba.

        A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.

Operating Expenses

  Research and Development

        Research and development ("R&D") expense increased 10% for the three months ended January 31, 2016, due primarily to an increase in Networking (due in part to the acquisition of Aruba) and Servers in the EG segment and higher spending in Hewlett Packard Labs as we make investments in our strategic focus areas of cloud, security, big data and mobility, partially offset by favorable currency impacts.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense increased 1% for the three months ended January 31, 2016, due primarily to expenses in the current period from Aruba and higher compensation costs and a bad debt reserve. The increase was partially offset by favorable currency impacts and a gain associated with a business divesture in ES.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Amortization of Intangible Assets

        Amortization expense increased 7% for the three months ended January 31, 2016 due primarily to intangible assets purchased as part of the acquisition of Aruba. The increase was partially offset by certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods.

  Restructuring Charges

        Restructuring charges increased for the three months ended January 31, 2016 due primarily to charges from the restructuring plan we announced in September 2015 (the "2015 Plan"), which is in connection with our separation from former Parent, partially offset by lower charges from the multi-year restructuring plan initially announced in May 2012 (the "2012 Plan").

  Acquisition and Other Related Charges

        Acquisition and other related charges increased for the three months ended January 31, 2016 due primarily to charges resulting from the planned divestiture of H3C and from the acquisition of Aruba.

  Separation Costs

        Separation costs increased for the three months ended January 31, 2016 due primarily to marketing and branding related expenses, third-party consulting, contractor fees and other incremental costs.

Interest and Other, Net

        Interest and other, net expense increased by $47 million in the three months ended January 31, 2016 due primarily to higher interest expense from higher average borrowings and an other-than-temporary impairment of a public equity investment.

Provision for Taxes

        Our effective tax rate was 16.3% and 23.4% for the three months ended January 31, 2016 and 2015, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We plan to reinvest certain earnings of these jurisdictions indefinitely outside the U.S. and therefore have not provided for U.S. taxes on those indefinitely reinvested earnings.

        For the three months ended January 31, 2016, we recorded $110 million of net income tax benefits related to items discrete to the period. These amounts included $104 million of tax benefits on restructuring charges, separation costs and acquisition and other related charges.

        For the three months ended January 31, 2015, we recorded $6 million of net income tax charges related to various items discrete to the period.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Segment Information

        A description of the products and services for each segment can be found in Note 2, "Segment Information", to the Consolidated and Combined Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

        Effective at the beginning of its first quarter of fiscal 2016, the Company implemented organizational changes to align its segment financial reporting more closely with its current business structure. These organizational changes resulted in (i) within the Enterprise Group segment, the consolidation of the Industry Standard Servers and Business Critical Systems business units into the newly formed Servers business unit and; (ii) the transfer of certain cloud-related marketing headcount activities from the Corporate Investment segment to the Enterprise Group segment.

        The Company reflected these changes to its segment information retrospectively to the earliest period presented, which resulted in: (i) the consolidation of net revenue from the Industry Standard Servers and Business Critical Systems business units into the Servers business unit within the Enterprise Group segment; and (ii) the transfer of operating expenses from the Corporate Investment segment to the Enterprise Group segment. These changes had no impact on the Company's previously reported consolidated and combined net revenue, earnings from operations, net earnings or net earnings per share.

Enterprise Group

	Three months ended January 31
	2016	2015	% Change
	Dollars in millions
Net revenue	$7,051	$6,982	1.0%
Earnings from operations	$944	$1,058	(10.8)%
Earnings from operations as a % of net revenue	13.4%	15.2%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2016	2015	2016
	Dollars in millions
Networking	$863	$562	4.3
Servers	3,568	3,595	(0.4)
Storage	810	837	(0.4)
Technology Services	1,810	1,988	(2.5)

Total Enterprise Group	$7,051	$6,982	1.0

        EG net revenue increased 1.0% (increased 7.2% on a constant currency basis) for the three months ended January 31, 2016. The increase in EG net revenue was due primarily to growth in Networking, in part from the acquisition of Aruba in May 2015, partially offset by unfavorable currency

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

impacts led by the euro and a net revenue decline in TS. We continue to experience challenges due to market trends, including the transition to cloud computing, as well as product and technology transitions, along with a highly competitive pricing environment.

        Networking net revenue increased 54% due primarily to revenue from Aruba and growth in China. Networking experienced double-digit revenue growth across the product portfolio, led by wireless local area network ("WLAN") products. Servers net revenue decreased 1% as a result of unfavorable currency impacts and a decline in unit volume, particularly offset by higher average unit prices ("AUP"). The decline in unit volume was primarily in the tower and blade product categories, partially offset by volume increases in rack and density optimized products. The increase in AUP's was across the server portfolio, primarily driven by higher option attach rates for memory, processors and hard drives and a mix shift to high-end new generation HPE ProLiant servers. Storage net revenue decreased 3% as a result of unfavorable currency impacts and a decline in traditional storage products, the effects of which were partially offset by growth in Converged Storage solutions from 3PAR StoreServ products, particularly All-flash Arrays. TS net revenue decreased 9% due primarily to unfavorable currency impacts and the discontinuation of attach activity with our former Parent, a reduction in support for MCS and traditional storage products, along with lower revenue from consulting services, the effects of which were partially offset by growth in HPE Data Center Care and HPE Proactive Care support solutions.

        EG earnings from operations as a percentage of net revenue decreased by 1.8 percentage points for the three months ended January 31, 2016 due to an increase in operating expenses as a percentage of net revenue, partially offset by an increase in gross margin. The increase in gross margin was due primarily to improved pricing in Storage and a higher gross margin contribution in Networking from Aruba, the effects of which were partially offset by a higher revenue mix of density optimized servers, competitive pricing and unfavorable currency impacts. The increase in operating expenses as a percentage of net revenue was due primarily to expenses in the period from Aruba partially offset by favorable currency impacts.

Enterprise Services

	Three months ended January 31
	2016	2015	% Change
	Dollars in millions
Net revenue	$4,688	$4,993	(6.1)%
Earnings from operations	$238	$150	58.7%
Earnings from operations as a % of net revenue	5.1%	3.0%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2016	2015	2016
	Dollars in millions
Infrastructure Technology Outsourcing	$2,874	$3,132	(5.2)
Application and Business Services	1,814	1,861	(0.9)

Total Enterprise Services	$4,688	$4,993	(6.1)

        ES net revenue decreased 6.1% (increased 0.1% on a constant currency basis) for the three months ended January 31, 2016. The net revenue decrease in ES was due to unfavorable currency impacts and to a lesser extent, revenue runoff in certain key accounts. Partially offsetting the net revenue decline was revenue growth from our SES portfolio and new client signings. The revenue growth in SES, which includes analytics and data management, security and cloud services, was experienced across all regions, led primarily by EMEA.

        Net revenue in ITO decreased by 8% for the three months ended January 31, 2016 due to unfavorable currency impacts, and to a lesser extent revenue runoff in certain key accounts, partially offset by revenue growth in SES across all regions, led primarily by EMEA and new client singings. Net revenue in Application and Business Services ("ABS") declined by 3% for the three months ended January 31, 2016 due primarily to unfavorable currency impacts, partially offset by additional contracts and project work, particularly in the U.S. public sector and Asia Pacific region.

        ES earnings from operations as a percentage of net revenue increased 2.1 percentage points for the three months ended January 31, 2016. The increase in operating margin was due to an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to service delivery efficiencies as a result of cost saving associated with our ongoing restructuring programs. The decrease in operating expenses as a percentage of net revenue was primarily driven by lower administration expenses, which was due primarily to a gain from a business divesture.

Software

	Three months ended January 31
	2016	2015	% Change
	Dollars in millions
Net revenue	$780	$870	(10.3)%
Earnings from operations	$136	$157	(13.4)%
Earnings from operations as a % of net revenue	17.4%	18.0%

        Software net revenue decreased 10.3% (decreased 6.3% on a constant currency basis) for the three months ended January 31, 2016. Revenue growth in Software is being challenged by the overall market shift to SaaS solutions which is impacting growth in license and support revenue and implementation challenges as we transform our go-to-market approach. For the three months ended January 31, 2016,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

net revenue growth was negatively impacted by the transfer of the marketing optimization product group to former Parent, business divestitures and unfavorable foreign currency impacts, led primarily by weakness in the euro. Partially offsetting these declines was net revenue growth in security products.

        For the three months ended January 31, 2016, net revenue from licenses, support, professional services and SaaS decreased by 6%, 13%, 7% and 9%, respectively. The decrease in license revenue was due primarily to the market shift to SaaS solutions and sales execution challenges and, as a result, we experienced lower revenue in IT operations management. Additionally, the decrease in license revenue was also attributable to the transfer of the marketing optimization product group to former Parent effective at the beginning of the fourth quarter of fiscal 2015, partially offset by growth in revenue for security products. The decrease in support revenue was due primarily to the transfer of the marketing optimization product group to former Parent, the divesture of the iManage business, effective at the third quarter of fiscal 2015, unfavorable currency impacts and past declines in license revenue, partially offset by growth in revenue for security products. Professional services net revenue decreased due primarily to the impact of the transfer of the marketing optimization product group to former Parent. SaaS net revenue decreased due primarily to the divesture of the LiveVault business, effective at the fourth quarter of fiscal 2015.

        For the three months ended January 31, 2016, software earnings from operations as a percentage of net revenue decreased by 0.6 percentage points due to a decrease in gross margin and an increase in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to a higher mix of professional services revenue and a lower mix of support revenue. The increase in operating expenses as a percentage of net revenue was due to the size of the revenue decline. During the period, operating expense declined due primarily to the transfer of the marketing optimization product group and lower SG&A expenses as a result of lower field selling costs driven by expense management.

Financial Services

	Three months ended January 31
	2016	2015	% Change
	Dollars in millions
Net revenue	$776	$803	(3.4)%
Earnings from operations	$100	$90	11.1%
Earnings from operations as a % of net revenue	12.9%	11.2%

        FS net revenue decreased by 3.4% (increased 3.4% on a constant currency basis) for the three months ended January 31, 2016. The net revenue decrease was due primarily to unfavorable currency impacts and lower asset management activity from lower residual maturities, partially offset by higher portfolio revenue due to an increase in average portfolio assets.

        FS earnings from operations as a percentage of net revenue increased by 1.7 percentage points for the three months ended January 31, 2016 due primarily to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was primarily due to lower bad debt expense, the effects of which were partially offset by unfavorable currency impacts and lower residual maturities from asset management activity. The increase in operating expenses as a percentage of net revenue was due primarily to size of the revenue decline.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Financing Volume

	Three months ended January 31
	2016	2015
	Dollar in millions
Total financing volume	$1,498	$1,565

        New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 4.3% for the three months ended January 31, 2016, due primarily to unfavorable currency impacts.

Portfolio Assets and Ratios

        The FS business model is asset intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from our internal management reporting system. The accounting policies used to derive FS amounts are substantially the same as those used by the Company. However, intercompany loans and certain accounts that are reflected in the segment balances are eliminated in our Condensed Consolidated and Combined Financial Statements.

        The portfolio assets and ratios derived from the segment balance sheet for FS were as follows:

	As of
	January 31, 2016	October 31, 2015
	Dollars in millions
Financing receivables, gross	$6,617	$6,655
Net equipment under operating leases	3,046	2,915
Capitalized profit on intercompany equipment transactions(1)	548	853
Intercompany leases(1)	2,159	1,990

Gross portfolio assets	12,370	12,413

Allowance for doubtful accounts(2)	85	95
Operating lease equipment reserve	46	58

Total reserves	131	153

Net portfolio assets	$12,239	$12,260

Reserve coverage	1.1%	1.2%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)
Intercompany activity is eliminated in consolidation.

(2)
Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.2 billion and $10.7 billion at January 31, 2016 and October 31, 2015, respectively and was determined by applying an assumed debt-to-equity ratio,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  which management believes to be comparable to that of other similar financing companies. FS equity at January 31, 2016 and October 31, 2015 was $1.6 billion and $1.5 billion, respectively.

        At January 31, 2016 and October 31, 2015, FS cash and cash equivalents balances were approximately $862 million and $589 million, respectively.

        Net portfolio assets at January 31, 2016 decreased 0.2% from October 31, 2015. The decrease generally resulted from unfavorable currency impacts, partially offset by new financing volume in excess of portfolio runoff.

        FS bad debt expense includes charges to general reserves and specific reserve for sale type, direct financing and operating leases. For the three months ended January 31, 2016, FS recorded a $15 million benefit to the bad debt expense as a result of the release of previously recorded general reserve and lower charges recorded for specific reserves. For the corresponding period in fiscal 2015, FS recorded net bad debt expense of $8 million.

Corporate Investments

	Three months ended January 31
	2016	2015	% Change
	Dollars in millions
Net revenue	$1	$4	(75.0)%
Loss from operations	$(99)	$(91)	(8.8)%
Loss from operations as a % of net revenue(1)	NM	NM

(1)
"NM" represents not meaningful.

        The increase in loss from operations in Corporate Investments for the three months ended January 31, 2016 was due primarily to higher expenses associated with Hewlett Packard Labs.

LIQUIDITY AND CAPITAL RESOURCES

        We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, restructuring activities, remaining separation costs, maturing debt, interest payments, income tax payments and the payment of future stockholder dividends, in addition to any future investments and any future share repurchases. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. For example, under the tax matters agreement entered into in connection with the separation, we will generally be prohibited, except in specific circumstances, from issuing equity securities beyond certain thresholds for a two-year period following the separation. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I, each of which is incorporated herein by reference.

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

        In November 2015, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") with a financial institution under which the Company paid an aggregate of $1.1 billion upfront to the financial institution. For more information on our ASR Agreement, refer to Note 15, "Stockholders' Equity", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

        In December 2015, in connection with the Separation and Distribution Agreement, we received a final cash allocation of approximately $526 million from the former Parent. The cash allocation was based on the projected cash requirements of the Company.

Liquidity

	Three months ended January 31
	2016	2015
	In millions
Net cash (used in) provided by operating activities	$(75)	$568
Net cash used in investing activities	(692)	(710)
Net cash (used in) provided by financing activities	(570)	335

Net (decrease) increase in cash and cash equivalents	$(1,337)	$193

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Operating Activities

        Compared to the corresponding period in fiscal 2015, net cash provided by operating activities decreased by $0.6 billion for the three months ended January 31, 2016. The decrease was due primarily to higher utilization of cash for working capital management activities of $0.4 billion and lower net earnings of $0.3 billion.

        As of January 31, 2016, the cash conversion cycle for the quarter increased by eight days as compared to October 31, 2015. The cash conversion cycle increased three days for the comparable period in the prior fiscal year. As a result, we generated less cash flow from operations from working capital activities in the current period as compared to the same period last fiscal year.

        Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	January 31, 2016	October 31, 2015	Change	January 31, 2015	October 31, 2014	Change	Y/Y Change
Days of sales outstanding in accounts receivable	56	57	(1)	53	54	(1)	3
Days of supply in inventory	23	21	2	19	17	2	4
Days of purchases outstanding in accounts payable	(48)	(55)	7	(42)	(44)	2	(6)

Cash conversion cycle	31	23	8	30	27	3	1

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in fiscal 2015, the increase in DSO was due primarily to an increase in extended payment terms, unfavorable currency impacts, and unfavorable linearity, the effects of which were partially offset by improved collections.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2015, the increase in DOS was due primarily to a higher inventory held at contract manufacturers and higher inventory to support service levels.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2015, the increase in DPO was primarily the result of an extension of payment terms with our product suppliers and strategic purchases.

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Investing Activities

        Compared to the corresponding period in fiscal 2015, net cash used in investing activities decreased by $18 million for the three months ended January 31, 2016, due primarily to proceeds from a business divestiture in the ES segment and higher proceeds from maturities net of investments of available-for-sale securities, the effects of which were partially offset by higher net investments in property, plant and equipment.

Financing Activities

        Compared to the corresponding period in fiscal 2015, net cash used in financing activities increased by $0.9 billion for the three months ended January 31, 2016, due primarily to cash utilization for repurchases of common stock and dividend payments partially offset by a final cash allocation payment from former Parent.

Capital Resources

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), separation activities, share repurchase activities, our cost of capital and targeted capital structure.

        Outstanding borrowings increased to $16.1 billion as of January 31, 2016, as compared to $15.8 billion at October 31, 2015, bearing weighted-average interest rates of 3.0% for both periods. During the first three months of fiscal 2016, we issued $4.3 billion and repaid $4.1 billion of commercial paper.

        There are no Senior Notes scheduled to mature during the next twelve months. For more information on our borrowings, Note 13, "Borrowings", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, See Note 12, "Financial Instruments", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Available Borrowing Resources

        As of January 31, 2016, we had the following additional liquidity resources available if needed:

As of January 31, 2016
In millions
Commercial paper programs	$4,249
Uncommitted lines of credit	$1,672

        For more information on our available borrowings resources, see Note 13, "Borrowings", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

CONTRACTUAL AND OTHER OBLIGATIONS

Contractual Obligations

        For contractual obligations see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, which is incorporated herein by reference. Our contractual obligations have not changed materially since October 31, 2015.

Retirement and Post-Retirement Benefit Plan Funding

        For the remainder of fiscal 2016, we anticipate making additional contributions of approximately $327 million to our non-U.S. pension plans and approximately $1 million to our U.S. non-qualified plan participants and expect to pay approximately $2 million to cover benefit claims under the Company's post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, "Retirement and Post-Retirement Benefit Plans", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Restructuring Plans

        As of January 31, 2016, we expect to make future cash payments of approximately $2.7 billion in connection with our approved restructuring plans which include $0.7 billion expected to be paid through the remainder of fiscal 2016 and $2.0 billion expected to be paid through fiscal 2021. For more information on our restructuring activities, see Note 3, "Restructuring", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Uncertain Tax Positions

        As of January 31, 2016, we had approximately $3.5 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $51 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

"Taxes on Earnings", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Cross-indemnification with HP Inc.

        In connection with the separation, the Company entered into a Separation and Distribution Agreement with HPI effective November 1, 2015 where the Company agreed to indemnify HPI, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the separation. HPI similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HPI as part of the separation. Additionally, in connection with the separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc. effective November 1, 2015 that governs the rights and obligations of the Company and HPI for certain pre-separation tax liabilities. The Tax Matters Agreement provides that the Company and HPI will share certain pre-separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HPI's U.S. and certain non-U.S. income tax returns. For more information on our General Cross-indemnification and Tax Matters Agreement and Other Income Tax Matters with HPI, see Note 18, "Guarantees, Indemnifications and Warranties", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HPE, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2015.

Item 4.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  Changes in Internal Control Over Financial Reporting

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        Information with respect to this item may be found in Note 17, "Litigation and Contingencies" to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Item 1A. Risk Factors.

        Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended October 31, 2015, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended October 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (November 2015)(1)	60,340	$14.12	60,340	$2,148,000
Month #2 (December 2015)	3,412	$15.09	3,412	$2,096,528
Month #3 (January 2016)(1)	8,729	$13.73	8,729	$1,976,689

Total	72,481	$14.12	72,481

(1)
In November 2015, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") with a financial institution under which the Company paid an aggregate of $1.1 billion upfront to the financial institution. For the three months ended January 31, 2016, the Company received deliveries of 64 million shares of the Company's common stock, which were retired and recorded as a $0.9 billion reduction to stockholders' equity. The remaining payment of $0.2 billion was recorded as a reduction to stockholders' equity as an unsettled forward contract indexed to the Company's own stock. In March 2016, the share repurchase program under the ASR Agreement was completed and an additional 14 million shares were delivered to the Company, which were retired. The total shares repurchased under the ASR Agreement was 78 million shares based on the average daily volume weighted average stock price of the Company's common stock during the terms of the transactions, plus transaction fees. See Note 15, "Stockholders' Equity" to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part 1, which is incorporated herein by reference.

        On October 13, 2015, the Hewlett Packard Enterprise Board of Directors announced the authorization of a $3.0 billion share repurchase program. Hewlett Packard Enterprise may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. Share repurchases settled in the first quarter of fiscal 2016 consisted of open market purchases and private transactions. As of January 31, 2016, HPE had remaining authorization of $1.8 billion for future share repurchases.

Item 5. Other Information.

        None.

Item 6. Exhibits.

        The Exhibit Index beginning on page 81 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TIMOTHY C. STONESIFER Timothy C. Stonesifer Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: March 10, 2016

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.10	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.10	October 13, 2015

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.11	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.13	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029	10-K	001-04423	4.13	December 17, 2015
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	10	001-37483	10.1	September 28, 2015
10.2	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan	10	001-37483	10.2	September 28, 2015
10.3	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.4	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	001-37483	4.3	October 30, 2015
10.5	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	001-37483	4.4	October 30, 2015
10.6	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.7	Form of Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.5	November 5, 2015
10.8	Form of Performance-Adjusted Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.6	November 5, 2015
10.9	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.10	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.11	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.12	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.13	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
10.14	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016‡*
10.15	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016‡*
11	None
12	Statement of Computation of Ratio of Earnings to Fixed Charges‡
15	None
18-19	None
22-24	None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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