Form 10-Q
period 2016-04-30
Hewlett Packard Enterprise Co
filed 2016-06-08
CIK 1645590

Use these links to rapidly review the document

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2016
Or
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

        The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of May 31, 2016 was 1,661,714,690 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Form 10-Q

For the Quarterly Period Ended April 30, 2016

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the previously announced spin-off and merger of our Enterprise Service business, and including the completed separation transaction and the future performance of the post-separation company, as well as the execution of restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy, including the planned spin-off and merger of our Enterprise Service business; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former Parent; risks associated with Hewlett Packard Enterprise's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the separation transaction and the execution, timing and results of any restructuring plans, including the anticipated benefits of the separation transaction and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of Hewlett Packard Enterprise's Annual Report on Form 10-K for the fiscal year ended October 31, 2015 and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

Item 1. Financial Statements and Supplementary Data.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Condensed Consolidated and Combined Statements of Earnings

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions, except per share amounts
Net revenue:
Products	$4,971	$4,562	$9,981	$9,379
Services	7,652	7,898	15,278	16,039
Financing income	88	89	176	184

Total net revenue	12,711	12,549	25,435	25,602

Costs and expenses:
Cost of products	3,314	2,982	6,626	6,205
Cost of services	5,694	5,922	11,436	12,069
Financing interest	60	61	118	124
Research and development	624	552	1,209	1,084
Selling, general and administrative	2,021	1,974	4,019	3,947
Amortization of intangible assets	201	204	419	407
Restructuring charges	161	248	472	380
Acquisition and other related charges	53	19	90	23
Separation costs	91	159	170	203

Total costs and expenses	12,219	12,121	24,559	24,442

Earnings from operations	492	428	876	1,160

Interest and other, net	(129)	(30)	(194)	(48)

Earnings before taxes	363	398	682	1,112
Provision for taxes	(43)	(93)	(95)	(260)

Net earnings	$320	$305	$587	$852

Net earnings per share:(1):
Basic	$0.19	$0.17	$0.34	$0.47

Diluted	$0.18	$0.16	$0.33	$0.46

Cash dividends declared per share	$0.06	$—	$0.17	$—
Weighted-average shares used to compute net earnings per share:(1)
Basic	1,725	1,804	1,743	1,804

Diluted	1,751	1,834	1,765	1,834

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

The accompanying notes are an integral part of these Condensed
Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Condensed Consolidated and Combined Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions
Net earnings	$320	$305	$587	$852

Other comprehensive income before taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized gains (losses) arising during the period	2	(11)	4	(9)
(Gains) losses reclassified into earnings	(5)	—	4	—

	(3)	(11)	8	(9)

Change in net unrealized losses on cash flow hedges:
Net unrealized (losses) gains arising during the period	(206)	4	(64)	232
Net gains reclassified into earnings	(70)	(191)	(191)	(299)

	(276)	(187)	(255)	(67)

Change in unrealized components of defined benefit plans:
Losses arising during the period	(1)	—	(1)	—
Amortization of actuarial loss and prior service benefit	70	34	142	70
Curtailments, settlements and other	1	1	(17)	1

	70	35	124	71

Change in cumulative translation adjustment	57	—	(82)	(68)

Other comprehensive loss before taxes	(152)	(163)	(205)	(73)
Benefit (provision) for taxes	77	44	53	(22)

Other comprehensive loss, net of tax	(75)	(119)	(152)	(95)

Comprehensive income	$245	$186	$435	$757

The accompanying notes are an integral part of these Condensed
Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	As of
	April 30, 2016	October 31, 2015
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,010	$9,842
Accounts receivable	7,707	8,538
Financing receivables	3,017	2,918
Inventory	2,099	2,198
Assets held for sale	4,077	—
Other current assets	5,237	6,468

Total current assets	31,147	29,964

Property, plant and equipment	9,674	9,886
Long-term financing receivables and other assets	11,563	10,875
Goodwill	24,244	27,261
Intangible assets	1,436	1,930

Total assets	$78,064	$79,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$965	$691
Accounts payable	5,289	5,828
Employee compensation and benefits	2,212	2,902
Taxes on earnings	462	476
Deferred revenue	4,817	5,154
Accrued restructuring	613	628
Liabilities held for sale	727	—
Other accrued liabilities	5,512	6,314

Total current liabilities	20,597	21,993

Long-term debt	15,247	15,103
Other liabilities	10,196	8,902
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued and outstanding at April 30, 2016)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,724 issued and outstanding at April 30, 2016)	17	—
Additional paid-in capital	36,483	—
Retained earnings	301	—
Former Parent company investment	—	38,550
Accumulated other comprehensive loss	(5,167)	(5,015)

Total HPE stockholders' equity	31,634	33,535
Non-controlling interests	390	383

Total stockholders' equity	32,024	33,918

Total liabilities and stockholders' equity	$78,064	$79,916

The accompanying notes are an integral part of these Condensed
Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

	Six months ended April 30
	2016	2015
	In millions
Cash flows from operating activities:
Net earnings	$587	$852
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,949	1,970
Stock-based compensation expense	303	236
Provision for doubtful accounts	26	17
Provision for inventory	83	57
Restructuring charges	472	380
Deferred taxes on earnings	(31)	(950)
Excess tax benefit from stock-based compensation	(4)	(88)
Other, net	79	5
Changes in operating assets and liabilities, net of acquisitions:(a)
Accounts receivable	366	482
Financing receivables	(209)	(71)
Inventory	(186)	(219)
Accounts payable	(412)	(577)
Taxes on earnings	(347)	1,368
Restructuring	(489)	(569)
Other assets and liabilities	(1,155)	(1,137)

Net cash provided by operating activities	1,032	1,756

Cash flows from investing activities:
Investment in property, plant and equipment	(1,552)	(1,432)
Proceeds from sale of property, plant and equipment	200	175
Purchases of available-for-sale securities and other investments	(341)	(106)
Maturities and sales of available-for-sale securities and other investments	270	119
Payments made in connection with business acquisitions, net of cash acquired	(13)	(139)
Proceeds from business divestitures, net	315	—

Net cash used in investing activities	(1,121)	(1,383)

Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	(36)	99
Issuance of debt	570	508
Payment of debt	(354)	(467)
Settlement of cash flow hedge	3	—
Issuance of common stock under employee stock plans	18	—
Repurchase of common stock	(1,212)	—
Net transfer from (to) former Parent	491	(191)
Excess tax benefit from stock-based compensation	4	88
Cash dividends paid	(190)	(10)

Net cash (used in) provided by financing activities	(706)	27

(Decrease) increase in cash and cash equivalents	(795)	400
Cash held for sale(a)	(37)	—
Cash and cash equivalents at beginning of period	9,842	2,319

Cash and cash equivalents at end of period	$9,010	$2,719

(a)
The impact of assets and liabilities reclassified as held for sale during the period was not considered in the changes in operating assets and liabilities, net of acquisitions within cash flows from operating activities. See Note 9 "Acquisition and Divestitures" for more details on the assets and liabilities reclassified as held for sale.

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

        On November 1, 2015, the Company became an independent publicly-traded company through a pro rata distribution by HP Inc., formerly known as Hewlett-Packard Company ("former Parent"), of 100% of the outstanding shares of Hewlett Packard Enterprise Company to HP Inc.'s stockholders. Each HP Inc. stockholder of record received one share of Hewlett Packard Enterprise common stock for each share of HP Inc. common stock held on the record date. Approximately 1.8 billion shares of Hewlett Packard Enterprise common stock were distributed on November 1, 2015 to HP Inc. stockholders. In connection with the separation, Hewlett Packard Enterprise's common stock began trading "regular-way" under the ticker symbol "HPE" on the New York Stock Exchange on November 2, 2015.

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

        In the opinion of management, the accompanying unaudited Condensed Consolidated and Combined Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of April 30, 2016 and October 31, 2015, its results of operations for the three and six months ended April 30, 2016 and 2015 and its cash flows for the six months ended April 30, 2016 and 2015.

        The results of operations and cash flows for the six months ended April 30, 2016 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2015, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Combined and Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 1: Overview and Basis of Presentation (Continued)

Principles of Consolidation and Combination

        The accompanying unaudited Condensed Consolidated and Combined Financial Statements include the accounts of the Company and other subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated and combined businesses of the Company have been eliminated.

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

May 2016 Announcement of Enterprise Services Business Spin-Off and Merger

        On May 24, 2016, the Company announced plans for a tax-free spin-off and merger of its Enterprise Services business ("Everett SpinCo Inc." or "Everett") with Computer Sciences Corporation ("CSC") which will create a pure-play, global IT services company. Upon the completion of the transaction, which is currently targeted to be completed by March 31, 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise and approximately fifty percent of the new combined company. The transaction is subject to certain customary closing conditions including approval by CSC shareholders, the effective filing of related registration statements, completion of a tax-free spin-off, Everett debt exchange, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain required foreign anti-trust approvals.

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

Accounting Pronouncements

        In March 2016, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for employee share-based payment arrangements. The amendments require all excess tax benefits and tax deficiencies associated with share-based payments to be recognized as income tax expense or income tax benefit, respectively, rather than as additional paid-in capital. The amendments also increase the amount an employer can withhold in order to cover income taxes on awards, allows companies to recognize forfeitures of awards as they occur, and requires companies to present excess tax benefits from stock-based compensation as an operating activity in the statement of cash flows rather than as a financing activity. The Company is required to adopt the guidance in the first quarter of fiscal 2018. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated and Combined Financial Statements.

        In February 2016, the FASB amended the existing accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use ("ROU") asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For finance leases, lease expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, lease expense will generally be recognized on a straight-line basis. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company is required to adopt the guidance in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated and Combined Financial Statements.

        In November 2015, the FASB amended the existing accounting standards for income taxes. The amendment requires companies to report their deferred tax liabilities and deferred tax assets each as a single non-current item on their classified balance sheets. The Company elected to adopt the amendments in the first quarter of fiscal 2016 and applied them retrospectively to all periods presented, as permitted by the standard. The adoption of the amendments had no impact to its net earnings or cash flows from operations for any period presented.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 1: Overview and Basis of Presentation (Continued)

        The following table presents the Condensed Consolidated Balance Sheet under the historical accounting method for deferred taxes and as adjusted to reflect the adoption of the amendments:

	As of October 31, 2015
	Historical Accounting Method	Effect of Adoption	As Adjusted
	In millions
Other current assets	$7,677	$(1,209)	$6,468
Long-term financing receivables and other assets	$11,020	$(145)	$10,875
Taxes on earnings	$(634)	$158	$(476)
Other liabilities	$(10,098)	$1,196	$(8,902)

        In September 2015, the FASB amended the existing accounting standards to simplify the accounting for measurement period adjustments to provisional amounts recognized in a business combination. The amendments require all such adjustments to be recognized in the period they are determined. Adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item, either on the face of the income statement or within the footnotes. The Company elected to early adopt the amendments in the first quarter of fiscal 2016, as permitted by the standard. The adoption of the amendments did not have a material impact on the Company's Condensed Consolidated and Combined Financial Statements. See Footnote 9, "Acquisitions and Divestitures", for additional information on measurement period adjustments recognized during the six months ended April 30, 2016.

        In April 2015, the FASB amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. The amendments also eliminate the practice of accounting for software licenses as executory contracts which may result in more software assets being capitalized. The Company is required to adopt the guidance in the first quarter of fiscal 2017; however early adoption is permitted, as is retrospective application. The adoption of these amendments is not expected to have a material impact on the Company's Condensed Consolidated and Combined Financial Statements.

        In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented on the classified balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by these amendments. The Company is required to adopt the guidance in the first quarter of fiscal 2017. Early adoption is permitted. The amendments should be applied retrospectively with the adjusted balance sheet of each individual period presented, in order to reflect the period-specific effects of applying the new guidance. The adoption of these amendments is not expected to have a material impact on the Company's Condensed Consolidated and Combined Financial Statements.

        In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 1: Overview and Basis of Presentation (Continued)

entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update for a one-year deferral of the effective date, with an option of applying the standard on the original effective date, which for the Company is the first quarter of fiscal 2018. In accordance with this deferral, the Company is required to adopt these amendments in the first quarter of fiscal 2019. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its Condensed Consolidated and Combined Financial Statements.

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

  •
  Servers offers both Industry Standard Servers ("ISS") as well as Mission-Critical Servers ("MCS") to address the full array of our customers' computing needs. ISS provides a range of products, from entry level servers through premium HPE ProLiant servers, which run primarily on Windows, Linux and virtualization platforms from software providers including Microsoft Corporation ("Microsoft") and VMware, Inc. ("VMware") and open sourced software from other major vendors while leveraging x86 processors from Intel Corporation ("Intel") and Advanced Micro Devices ("AMD"). For the most mission-critical workloads, HPE delivers Integrity servers based on the Intel® Itanium® processor, HPE Integrity NonStop solutions and mission critical x86 ProLiant servers.

  •
  Storage offers Converged Storage solutions and traditional storage. Converged Storage solutions include 3PAR StoreServ, StoreOnce, and StoreVirtual products. Traditional storage includes tape, storage networking and legacy external disk products such as EVA and XP.

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

        Segment revenue includes revenues from sales to external customers and intersegment revenues that reflect transactions between the segments on an arm's-length basis. Intersegment revenues primarily consist of sales of hardware and software that are sourced internally and, in the majority of the cases, are financed as leases by FS to our customers. Hewlett Packard Enterprise's consolidated net revenue is derived and reported after the elimination of intersegment revenues from such arrangements.

        Hewlett Packard Enterprise periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

by the Hewlett Packard Enterprise legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by Hewlett Packard Enterprise and its business segments. As disclosed in Note 6, "Taxes on Earnings", in the second quarter of fiscal 2016, Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $1.6 billion and during fiscal 2015 the Company executed intercompany advanced royalty payment arrangements which resulted in advanced payments of $5.0 billion. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years. The impact of these intercompany arrangements are eliminated from both Hewlett Packard Enterprise consolidated and segment net revenues.

        Financing interest in the Condensed Consolidated and Combined Statements of Earnings reflects interest expense on borrowing- and funding-related activities associated with FS and its subsidiaries, and debt issued by Hewlett Packard Enterprise for which a portion of the proceeds benefited FS. Prior to October 9, 2015, such financing interest expense resulted from debt issued by Hewlett-Packard Company.

        Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate governance costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition and other related charges, separation costs, and interest and other costs.

Segment Realignment

        Effective at the beginning of the first quarter of fiscal 2016, the Company implemented organizational changes to align its segment financial reporting more closely with its current business structure. These organizational changes resulted in: (i) within the Enterprise Group segment, the consolidation of the Industry Standard Servers and Business Critical Systems business units into the newly formed Servers business unit; and (ii) the transfer of certain cloud-related marketing headcount activities from the Corporate Investment segment to the Enterprise Group segment.

        The Company reflected these changes to its segment information retrospectively to the earliest period presented, which resulted in: (i) the consolidation of net revenue from the Industry Standard Servers and Business Critical Systems business units into the Servers business unit within the Enterprise Group segment; (ii) and the transfer of operating expenses from the Corporate Investment segment to the Enterprise Group segment. These changes had no impact on Hewlett Packard Enterprise's previously reported consolidated and combined net revenue, earnings from operations, net earnings or net earnings per share.

        There have been no material changes to the total assets of Hewlett Packard Enterprise's individual segments since October 31, 2015.

        During the second quarter of fiscal 2016, the Company received all the necessary regulatory approvals related to its partnership with Tsinghua Holdings (H3C transaction), and as such, the transaction met all of the held for sale criteria. Accordingly, 100% of the assets and liabilities reported in the Enterprise Group segment that were identified as part of the H3C transaction were reclassified as held for sale. See Note 9, "Acquisitions and Divestitures" for additional information.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

Segment Operating Results

	Enterprise Group	Enterprise Services	Software	Financial Services	Corporate Investments	Total
	In millions
Three months ended April 30, 2016
Net revenue	$6,716	$4,526	$703	$764	$2	$12,711
Intersegment net revenue and other	294	197	71	24	—	586

Total segment net revenue	$7,010	$4,723	$774	$788	$2	$13,297

Segment earnings (loss) from operations	$817	$317	$192	$73	$(87)	$1,312

Three months ended April 30, 2015
Net revenue	$6,327	$4,622	$819	$780	$1	$12,549
Intersegment net revenue and other	233	195	73	25	—	526

Total segment net revenue	$6,560	$4,817	$892	$805	$1	$13,075

Segment earnings (loss) from operations	$923	$172	$159	$85	$(108)	$1,231

Six months ended April 30, 2016
Net revenue	$13,466	$9,025	$1,423	$1,518	$3	$25,435
Intersegment net revenue and other	595	386	131	46	—	1,158

Total segment net revenue	$14,061	$9,411	$1,554	$1,564	$3	$26,593

Segment earnings (loss) from operations	$1,761	$555	$328	$173	$(186)	$2,631

Six months ended April 30, 2015
Net revenue	$13,009	$9,400	$1,631	$1,557	$5	$25,602
Intersegment net revenue and other	533	410	131	51	—	1,125

Total segment net revenue	$13,542	$9,810	$1,762	$1,608	$5	$26,727

Segment earnings (loss) from operations	$1,981	$322	$316	$175	$(199)	$2,595

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

        The reconciliation of segment operating results to Hewlett Packard Enterprise consolidated and combined results was as follows:

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions
Net Revenue:
Total segments	$13,297	$13,075	$26,593	$26,727
Elimination of intersegment net revenue and other	(586)	(526)	(1,158)	(1,125)

Total Hewlett Packard Enterprise consolidated and combined net revenue	$12,711	$12,549	$25,435	$25,602

Earnings before taxes:
Total segment earnings from operations	$1,312	$1,231	$2,631	$2,595
Corporate and unallocated costs and eliminations	(176)	(76)	(301)	(186)
Stock-based compensation expense	(138)	(97)	(303)	(236)
Amortization of intangible assets	(201)	(204)	(419)	(407)
Restructuring charges	(161)	(248)	(472)	(380)
Acquisition and other related charges	(53)	(19)	(90)	(23)
Separation costs	(91)	(159)	(170)	(203)
Interest and other, net	(129)	(30)	(194)	(48)

Total Hewlett Packard Enterprise consolidated and combined earnings before taxes	$363	$398	$682	$1,112

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

        Net revenue by segment and business unit was as follows:

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions
Servers	$3,561	$3,332	$7,129	$6,927
Technology Services	1,823	1,932	3,633	3,920
Networking	874	556	1,737	1,118
Storage	752	740	1,562	1,577

Enterprise Group	7,010	6,560	14,061	13,542

Infrastructure Technology Outsourcing	2,839	2,871	5,713	6,003
Application and Business Services	1,884	1,946	3,698	3,807

Enterprise Services	4,723	4,817	9,411	9,810

Software	774	892	1,554	1,762
Financial Services	788	805	1,564	1,608
Corporate Investments	2	1	3	5

Total segment net revenue	13,297	13,075	26,593	26,727

Eliminations of intersegment net revenue and other	(586)	(526)	(1,158)	(1,125)

Total net revenue	$12,711	$12,549	$25,435	$25,602

Note 3: Restructuring

  Summary of Restructuring Plans

        Restructuring charges of $161 million and $248 million have been recorded by the Company for the three months ended April 30, 2016 and 2015, respectively, and restructuring charges of $472 million and $380 million have been recorded for the six months ended April 30, 2016 and 2015, respectively, based on restructuring activities impacting the Company's employees and infrastructure. Restructuring

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 3: Restructuring (Continued)

activities related to the Company's employees and infrastructure, summarized by plan, are presented in the table below:

	Fiscal 2015 Plan		Fiscal 2012 Plan		Other Plans
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Employee Severance	Infrastructure and other	Total
Liability as of October 31, 2015	$351	$—	$321	$45	$1	$24	$742
Charges	280	122	71	1	—	(2)	472
Cash payments	(204)	(62)	(203)	(15)	—	(4)	(488)
Non-cash items	(3)	(19)	5	(1)	—	—	(18)

Liability as of April 30, 2016	$424	$41	$194	$30	$1	$18	$708

Total costs incurred to date, as of April 30, 2016	$631	$123	$3,963	$546	$1,997	$1,127	$8,387

Total costs expected to be incurred, as of April 30, 2016	$2,158	$423	$3,963	$546	$1,997	$1,127	$10,214

        The current restructuring liability reported in Accrued restructuring in the Condensed Consolidated Balance Sheets at April 30, 2016 and October 31, 2015 was $613 million and $628 million, respectively. The long-term restructuring liability reported in Other liabilities in the Condensed Consolidated Balance Sheets at April 30, 2016 and October 31, 2015 was $95 million and $114 million, respectively.

  Fiscal 2015 Restructuring Plan

        On September 14, 2015, the former Parent's Board of Directors approved a restructuring plan (the "2015 Plan") in connection with the separation which will be implemented through fiscal 2018. At April 30, 2016, as part of the 2015 Plan, the Company expects approximately 30,000 employees to exit the Company by the end of 2018. These workforce reductions are primarily associated with our Enterprise Services segment. The changes to the workforce will vary by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. The Company estimates that it will incur aggregate pre-tax charges through fiscal 2018 of approximately $2.6 billion in connection with the 2015 Plan, of which approximately $2.2 billion relates to workforce reductions and approximately $423 million primarily relates to real estate consolidation.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 3: Restructuring (Continued)

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, the former Parent adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of April 30, 2016 and October 31, 2015 the Company had eliminated 42,100 positions in connection with the 2012 Plan, with a portion of those employees exiting the Company as part of voluntary enhanced early retirement ("EER") programs in the U.S. and in certain other countries. During the first six months of fiscal 2016, the Company recorded severance charges of $71 million and infrastructure charges of $1 million, respectively, as a result of a change in the estimate of expected cash payouts. The Company recognized $4.5 billion in total aggregate charges in connection with the 2012 Plan, with $4.0 billion related to workforce reductions, including the EER programs, and $546 million related to infrastructure, including data center and real estate consolidation and other items. The 2012 Plan is substantially complete and the severance and infrastructure related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.

  Other Plans

        Restructuring plans initiated by the former Parent in fiscal 2008 and 2010 were substantially completed as of April 30, 2015. Severance and infrastructure related cash payments associated with these plans are expected to be paid out through fiscal 2019.

Note 4: Retirement and Post-Retirement Benefit Plans

  Pension Benefit Expense

        Prior to October 31, 2015 and with the exception of certain defined benefit pension plans, of which the Company was the sole sponsor, certain of Hewlett Packard Enterprise eligible employees, retirees and other former employees participated in certain U.S. and international defined benefit pension plans offered by the former Parent. These plans which included participants of both Company employees and other employees of the former Parent were accounted for as multiemployer benefit plans and the related net benefit plan obligations were not included in the Company's Combined Balance Sheets through July 31, 2015. The related benefit plan expense was allocated to the Company based on the Company's labor costs and allocations of corporate and other shared functional personnel. Substantially all plan assets and the related benefit obligations that were directly attributable to Hewlett Packard Enterprise eligible employees, retirees and other former employees were transferred to the Company as of October 31, 2015.

        The Company recognized total net pension and other post-retirement benefit expense in the Condensed Consolidated and Combined Statement of Earnings of $41 million and $29 million for the three months ended April 30, 2016 and 2015 respectively, and $70 million and $52 million for the six months ended April 30, 2016 and 2015, respectively. The amount for the three months ended April 30, 2015, includes $2 million of related benefit plan expenses that were allocated to the Company by former Parent for the multiemployer pension plans.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

        The Company's net pension and post-retirement benefit cost that were directly attributable to the eligible employees, retirees and other former employees of Hewlett Packard Enterprise and recognized in the Condensed Consolidated and Combined Statements of Earnings was as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2016	2015	2016	2015	2016	2015
	In millions
Service cost	$—	$—	$64	$18	$1	$—
Interest cost	—	4	136	62	2	—
Expected return on plan assets	—	—	(240)	(96)	—	—
Amortization and deferrals:
Actuarial loss (gain)	—	—	77	34	(1)	—
Prior service benefit	—	—	(6)	—	—	—

Net periodic benefit cost	$—	$4	$31	$18	$2	$—
Settlement loss	—	—	1	1	—	—
Special termination benefits	—	—	7	4	—	—

Net benefit cost	$—	$4	$39	$23	$2	$—

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2016	2015	2016	2015	2016	2015
	In millions
Service cost	$—	$—	$128	$36	$2	$—
Interest cost	—	8	277	128	4	—
Expected return on plan assets	—	—	(494)	(197)	(1)	—
Amortization and deferrals:
Actuarial loss (gain)	—	1	156	69	(2)	—
Prior service benefit	—	—	(12)	—	—	—

Net periodic benefit cost	$—	$9	$55	$36	$3	$—
Settlement loss	—	—	1	1	—	—
Special termination benefits	—	—	11	6	—	—

Net benefit cost	$—	$9	$67	$43	$3	$—

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

        During the six months ended April 30, 2016, the Company contributed $212 million to its non-U.S. pension plans, and paid $1 million to cover benefit claims under the Company's post-retirement benefit plans. During the remainder of fiscal 2016, as a result of the impact of foreign currency, HPE now anticipates making additional contributions of approximately $144 million to its non-U.S. pension plans, approximately $1 million to its U.S. non-qualified plan participants and expects to pay approximately $2 million to cover benefit claims under the Company's post-retirement benefit plans.

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

        In connection with the separation, and in accordance with the Employee Matters Agreement between HP Inc. and the Company, the Company's employees with outstanding former Parent stock-based awards received replacement stock-based awards under the Plan at separation. The value of the replacement stock-based awards was designed to generally preserve the intrinsic value of the replaced awards immediately prior to separation. The incremental expense incurred by the Company was not material. Also in conjunction with the separation, the Company granted one-time retention stock awards, with a total grant date fair value of approximately $137 million to certain executives. These awards vest over three years from the grant date.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 5: Stock-Based Compensation (Continued)

Stock-based Compensation Expense

        Stock-based compensation expense and the resulting tax benefits were as follows:

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions
Stock-based compensation expense	$138	$97	$303	$236
Income tax benefit	(39)	(32)	(89)	(78)

Stock-based compensation expense, net of tax	$99	$65	$214	$158

        For the three and six months ended April 30, 2015, stock-based compensation expense includes expense attributable to the Company based on the awards and terms previously granted under the former Parent incentive compensation plan to the Company's employees prior to the separation and an allocation of the former Parent's corporate and shared functional employee expenses. Accordingly, the amounts presented for the three and six months ended April 30, 2015 are not necessarily indicative of future awards and do not necessarily reflect the results that we would have experienced as an independent, publicly-traded company.

Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. Restricted stock awards and cash-settled awards are generally subject to forfeiture if employment terminates prior to the lapse of the restrictions. Such awards generally vest one to three years from the date of grant. During the vesting period, ownership of the restricted stock cannot be transferred. Restricted stock has the same dividend and voting rights as common stock and is considered to be issued and outstanding upon grant. The dividends paid on restricted stock are non-forfeitable. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying restricted stock units are not considered issued and outstanding upon grant. The fair value of the restricted stock awards is the close price of the Company's common stock on the grant date of the award. The Company expenses the fair value of restricted stock awards ratably over the period during which the restrictions lapse.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 5: Stock-Based Compensation (Continued)

        A summary of restricted stock award activity is as follows:

	Six months ended April 30, 2016
	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	—	$—
Converted from former Parent's plan	42,012	$15
Granted(1)	31,175	$15
Vested	(5,175)	$15
Forfeited	(2,319)	$15

Outstanding at end of period	65,693	$15

(1)
Includes one-time retention restricted stock units of approximately 5 million shares.

        At April 30, 2016, there was $674 million of unrecognized pre-tax, stock-based compensation expense related to non-vested restricted stock awards, which the Company expects to recognize over the remaining weighted-average vesting period of 1.4 years.

Stock Options

        Stock options granted under the Company's principal equity plans are generally non-qualified stock options, but the principal equity plans permitted some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vest over three to four years from the date of grant. The exercise price of a stock option is equal to the closing price of the Company's common stock on the option grant date. The majority of the stock options issued by the Company contain only service vesting conditions. The Company also issued, to a lesser extent, performance-contingent stock options that vest only on the satisfaction of both service and market conditions.

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

	Three months ended April 30, 2016	Six months ended April 30, 2016
Weighted-average fair value(1)	$3	$4
Expected volatility(2)	29.3%	31.1%
Risk-free interest rate(3)	1.2%	1.7%
Expected dividend yield(4)	1.6%	1.5%
Expected term in years(5)	5.3	5.4

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

        A summary of stock option activity is as follows:

	Six months ended April 30, 2016
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	—	$—
Converted from former Parent's plan	42,579	$15
Granted(1)	25,283	$15
Exercised	(1,925)	$9
Forfeited/cancelled/expired	(1,305)	$20

Outstanding at end of period	64,632	$15	5.9	$180

Vested and expected to vest at end of period	59,547	$15	5.8	$172

Exercisable at end of period	28,029	$13	4.2	$120

(1)
Includes one-time retention stock options of approximately 16 million shares.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 5: Stock-Based Compensation (Continued)

day of the second quarter of fiscal 2016. The aggregate intrinsic value is the difference between the Company's closing common stock price on the last trading day of the first quarter of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three and six months ended April 30, 2016 was $10 million and $13 million, respectively.

        At April 30, 2016, there was $88 million of unrecognized pre-tax, stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 2.2 years.

Employee Stock Purchase Plan

        Effective November 1, 2015, the Company adopted the Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan ("ESPP"). The total number of shares of Company's common stock authorized under the ESPP was 80 million. The ESPP allows eligible employees to contribute up to 10% of their eligible compensation to purchase Hewlett Packard Enterprise's common stock. The ESPP provides for a discount not to exceed 15% and an offering period up to 24 months. The Company currently offers 6 month offering periods during which employees have the ability to purchase shares at 95% of the closing market price on the purchase date. No stock-based compensation expense was recorded in connection with those purchases because the criteria of a non-compensatory plan were met.

Note 6: Taxes on Earnings

  Provision for Taxes

        Prior to the separation, Hewlett Packard Enterprise's operating results were included in the former Parent's various consolidated U.S. federal and state income tax returns, as well as non-U.S. tax filings. For purposes of the Company's Condensed Consolidated and Combined Financial Statements for the periods prior to the separation, income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis separate from the former Parent. The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for the periods presented.

        The Company's effective tax rate was 11.8% and 23.4% for the three months ended April 30, 2016 and 2015, respectively, and 13.9% and 23.4% for the six months ended April 30, 2016 and 2015, respectively. HPE's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from the Company's operations in lower-tax jurisdictions throughout the world. HPE has not provided U.S. taxes for all foreign earnings because the Company plans to reinvest some of those earnings indefinitely outside the U.S.

        For the three and six months ended April 30, 2016, HPE recorded $87 million and $197 million of net income tax benefits related to items discrete to the periods, respectively. These amounts primarily included tax benefits of $111 million and $215 million for the three and six months ended April 30, 2016, respectively, on restructuring charges, separation costs, acquisition and other related charges and tax indemnification adjustments, partially offset by various tax charges of $24 million and $18 million for the three and six months ended April 30, 2016, respectively.

        For the three and six months ended April 30, 2015, HPE recorded $119 million and $113 million of net income tax benefits related to items discrete to the periods, respectively. For both three and six

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 6: Taxes on Earnings (Continued)

months ended April 30, 2015, these amounts primarily included tax benefits on restructuring charges and separation costs. In addition, for the six months ended April 30, 2015, HPE recorded a tax benefit arising from a retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 which signed into law in December 2014.

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

        As of April 30, 2016 and October 31, 2015, the amount of unrecognized tax benefits was $9.3 billion and $4.9 billion, respectively, of which up to $2.7 billion and $0.6 billion would affect the Company's effective tax rate if realized as of the respective periods. The $4.4 billion increase in the amount of unrecognized tax benefits for the six months ended April 30, 2016 are primarily related to the impact of the Company's joint and several liabilities with HP Inc. that resulted from the separation.

        Hewlett Packard Enterprise recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Condensed Consolidated and Combined Statements of Earnings. As of April 30, 2016, and October 31, 2015, the Company had recognized $302 million and $269 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.

        Hewlett Packard Enterprise engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. Hewlett Packard Enterprise does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, Hewlett Packard Enterprise believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $106 million within the next 12 months.

  Deferred Tax Assets and Liabilities

        In the first quarter of fiscal 2016, the Company adopted the amendment to the existing accounting standards for income taxes issued by the FASB in November 2015, and elected to apply it on a retrospective basis. As a result, all of the Company's deferred tax assets and liabilities are classified as

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 6: Taxes on Earnings (Continued)

noncurrent as of April 30, 2016 and retrospectively as of October 31, 2015. See Note 1, "Overview and Basis of Presentation", for more details.

        Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets as follows:

	As of
	April 30, 2016	October 31, 2015
	In millions
Long-term deferred tax assets	$3,084	$3,925
Long-term deferred tax liabilities	(91)	(41)

Deferred tax assets net of deferred tax liabilities	$2,993	$3,884

        The Company periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differ from U.S. GAAP treatment, deferred taxes are recognized. In the second quarter of fiscal 2016, Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $1.6 billion and during fiscal 2015 the Company executed intercompany advanced royalty payment arrangements which resulted in advanced payments of $5.0 billion. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years. Intercompany royalty revenue and the amortization expense related to the licensing rights are eliminated in consolidation.

Tax Matters Agreement and Other Income Tax Matters

        In connection with the separation, the Company entered into a Tax Matters Agreement with HP Inc., formerly Hewlett-Packard Company. See Note 18, "Guarantees, Indemnifications and Warranties", for a full description of the Tax Matters Agreement.

Note 7: Balance Sheet Details

        Balance sheet details were as follows:

Accounts Receivable

	As of
	April 30, 2016	October 31, 2015
	In millions
Accounts receivable	$7,814	$8,647
Allowance for doubtful accounts	(107)	(109)

	$7,707	$8,538

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 7: Balance Sheet Details (Continued)

        The allowance for doubtful accounts related to accounts receivable and changes to the allowance were as follows:

Six months ended April 30, 2016
In millions
Balance at beginning of year	$109
Provision for doubtful accounts	32
Deductions, net of recoveries	(34)

Balance at end of period	$107

        The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The recourse obligations associated with these short-term financing arrangements as of April 30, 2016 and October 31, 2015 were not material.

        The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

Six months ended April 30, 2016
In millions
Balance at beginning of period(1)	$68
Trade receivables sold	1,331
Cash receipts	(1,340)
Foreign currency and other	(1)

Balance at end of period(1)	$58

(1)
Beginning and ending balance represents amounts for trade receivables sold but not yet collected.

Inventory

	As of
	April 30, 2016	October 31, 2015
	In millions
Finished goods	$1,338	$1,518
Purchased parts and fabricated assemblies	761	680

	$2,099	$2,198

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 7: Balance Sheet Details (Continued)

Property, Plant and Equipment

	As of
	April 30, 2016	October 31, 2015
	In millions
Land	$492	$514
Buildings and leasehold improvements	6,830	6,924
Machinery and equipment, including equipment held for lease	14,406	13,986

	21,728	21,424

Accumulated depreciation	(12,054)	(11,538)

	$9,674	$9,886

        For the six months ended April 30, 2016, the change in gross property, plant and equipment was due primarily to purchases of $1.6 billion and currency impacts of $77 million, partially offset by sales and retirements of $1.2 billion and reclassification of certain property, plant and equipment as held for sale as a result of the H3C transaction of $183 million. Accumulated depreciation associated with the assets sold and retired was $1.0 billion.

Note 8: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	April 30, 2016	October 31, 2015
	In millions
Minimum lease payments receivable	$7,194	$6,941
Unguaranteed residual value	229	217
Unearned income	(554)	(503)

Financing receivables, gross	6,869	6,655
Allowance for doubtful accounts	(83)	(95)

Financing receivables, net	6,786	6,560
Less: current portion(1)	(3,017)	(2,918)

Amounts due after one year, net(1)	$3,769	$3,642

(1)
The Company includes the current portion in Financing receivables, and amounts due after one year, net in Long-term financing receivables and other assets, in the accompanying Condensed Consolidated Balance Sheets.

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

        The credit risk profile of gross financing receivables, based upon internal risk ratings, was as follows:

	As of
	April 30, 2016	October 31, 2015
	In millions
Risk Rating:
Low	$3,478	$3,467
Moderate	3,312	3,115
High	79	73

Total	$6,869	$6,655

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

        The allowance for doubtful accounts for financing receivables as of April 30, 2016 and October 31, 2015 and the respective changes during the six and twelve months then ended were as follows:

	As of
	April 30, 2016	October 31, 2015
	In millions
Balance at beginning of period	$95	$111
Provision for doubtful accounts	(6)	25
Write-offs	(6)	(41)

Balance at end of period	$83	$95

        The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	April 30, 2016	October 31, 2015
	In millions
Gross financing receivables collectively evaluated for loss	$6,546	$6,399
Gross financing receivables individually evaluated for loss	323	256

Total	$6,869	$6,655

Allowance for financing receivables collectively evaluated for loss	$70	$82
Allowance for financing receivables individually evaluated for loss	13	13

Total	$83	$95

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 8: Financing Receivables and Operating Leases (Continued)

        The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	April 30, 2016	October 31, 2015
	In millions
Billed(1):
Current 1-30 days	$334	$358
Past due 31-60 days	29	52
Past due 61-90 days	22	14
Past due > 90 days	59	57
Unbilled sales-type and direct-financing lease receivables	6,425	6,174

Total gross financing receivables	$6,869	$6,655

Gross financing receivables on non-accrual status(2)	$187	$154

Gross financing receivables 90 days past due and still accruing interest(2)	$136	$102

(1)
Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)
Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

  Operating Leases

        Operating lease assets included in machinery and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2016	October 31, 2015
	In millions
Equipment leased to customers	$5,278	$4,428
Accumulated depreciation	(2,072)	(1,513)

	$3,206	$2,915

Note 9: Acquisitions and Divestitures

  Acquisitions

        During the first six months of fiscal 2016, the Company completed the acquisition of Trilead AG, a next generation provider of virtual machine backup software. In connection with this acquisition, the Company recorded approximately $10 million of goodwill and $4 million of intangible assets. Trilead AG's results are reported within the Software segment.

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

        During the six months ended April 30, 2016, $260 million of purchase price adjustments were recorded which impacted goodwill in the EG segment. These measurement period adjustments, are primarily provisional tax related items recorded in conjunction with the acquisition of Aruba Networks, Inc. ("Aruba").

  Divestitures

        During the six months ended April 30, 2016, the Company completed three divestitures which resulted in $340 million of net proceeds, of which $25 million represents a deposit that was received in the fourth quarter of fiscal 2015. These divestitures primarily represent the sale of the TippingPoint business, which was previously reported within the Software segment, and the sale of a business which was previously reported within the ES segment. The gains associated with these divestitures were included in Selling, general and administrative expense in the Condensed Consolidated and Combined Statements of Earnings.

        In April 2016, the Company signed a definitive agreement with The Blackstone Group to sell at least 84% of its equity stake in MphasiS Limited ("MphasiS"), an IT services provider headquartered in Bangalore, for Indian Rupees ("INR") 430 per share. Additionally, the Blackstone Group will purchase the maximum amount of the remaining 16% of the Company's equity stake that is permitted under Indian securities law, subject to the outcome of a mandatory tender offer to MphasiS' public shareholders during the period between signing and closing. The Company's full equity stake in MphasiS is valued at approximately $825 million based upon the agreed purchase price of INR 430 per share. The financial results of Mphasis are reported within the ES segment. The transaction is expected to close during the second half of fiscal 2016, subject to regulatory approvals and other closing conditions.

  Assets and Liabilities Held for Sale

        The Company classifies its long-lived assets or disposal groups to be sold as held for sale in the period in which all of the held for sale criteria are met. The Company initially measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell at each reporting period and until the asset or disposal group is no longer is classified as held for sale.

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

Chinese business provider of technology infrastructure. Under the definitive agreement, Tsinghua Holdings' subsidiary, Unisplendour Corporation, purchased 51% of the new business named H3C, comprising the Company's current H3C Technologies and China-based server, storage and technology services businesses, which are currently reported within the EG segment as of April 30, 2016, for approximately $2.6 billion, which includes purchase consideration adjustments ("H3C transaction"). The Company's remaining China subsidiary will maintain 100% ownership of its existing China-based Enterprise Services, Software and Helion Cloud businesses. The new H3C will be the exclusive provider of the Company's server and storage portfolio, as well as the Company's exclusive hardware support services provider in China, customized for that market. During the fiscal quarter ended April 30, 2016, the transaction met all of the held for sale criteria. No loss was recognized on the related assets and liabilities, as the fair value less any costs to sell exceeded their recorded value. The transaction closed in May 2016.

        The results of the H3C transaction disposal group ("H3C disposal group"), which represents 100% of the Company's current H3C Technologies and China-based server, storage and technology services businesses, are reflected in our Condensed Consolidated and Combined Financial Statements through April 30, 2016. The pre-tax earnings for the three and six months ended April 30, 2016 were $49 million and $182 million, respectively. The pre-tax earnings for the three and six months ended April 30, 2015 were $55 million and $152 million, respectively.

        The following table presents information related to the major classes of assets and liabilities that were reclassified as held for sale in the Condensed Consolidated Balance Sheet at April 30, 2016. The assets and liabilities reclassified as held for sale are 100% of the H3C disposal group, however, the Company will retain a 49% interest in the new company, which it will record as an equity method investment in its Consolidated and Combined Financial Statements upon the closing of the transaction.

As of April 30, 2016
Cash and cash equivalents	$37
Accounts receivable	440
Inventory	200
Other current assets	59
Goodwill	3,022
Other assets	319

Total assets held for sale	$4,077

Accounts payable	$129
Deferred revenue	223
Other current liabilities	258
Other liabilities	117

Total liabilities held for sale	$727

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 10: Goodwill and Intangible Assets

  Goodwill

        Goodwill allocated to the Company's reportable segments as of April 30, 2016 and changes in the respective carrying amounts during the six months then ended were as follows:

	Enterprise Group	Enterprise Services(2)	Software	Financial Services	Total
	In millions
Balance at October 31, 2015(1)	$18,712	$92	$8,313	$144	$27,261
Goodwill acquired during the period	—	—	10	—	10
Goodwill reclassified as held for sale or divested during the period(3)	(3,022)	—	(234)	—	(3,256)
Changes due to foreign currency	(29)	(2)	—	—	(31)
Goodwill adjustments(4)	260	—	—	—	260

Balance at April 30, 2016(1)	$15,921	$90	$8,089	$144	$24,244

(1)
Goodwill is net of accumulated impairment losses of $13.7 billion which were recorded prior to October 31, 2013. Of that amount, $8.0 billion relates to the Enterprise Services segment and the remaining $5.7 billion relates to the Software segment.

(2)
Goodwill relates to the MphasiS Limited reporting unit.

(3)
Primarily goodwill reclassified as held for sale in the second quarter of fiscal 2016 related to the H3C transaction, as well as, other divestitures.

(4)
Primarily measurement period adjustments to provisional tax items, recorded in conjunction with the Aruba acquisition.

        The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. During the first six months of fiscal 2016, the Company's stock price experienced volatility and the Company's market capitalization was below its book value. The Company considered this along with other factors including, its continued execution in accordance with its annual budget and anticipated future cash flows; the length of time that the Company's stock has been trading; the Company's stock price appreciation during the period; and analyst indications that the Company's stock has significant potential for growth and margin expansion. Based upon its evaluation, the Company determined that there have been no events or circumstances which would more likely than not reduce fair value for its reporting units below their carrying value. As a result, the Company determined an interim impairment test was not necessary as of April 30, 2016. However, if the Company's market capitalization remains below its book value or if the Company's outlook for its business and industry in general is subject to a significant adverse change, the Company may be required to record an impairment to goodwill in the future. The Company will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 10: Goodwill and Intangible Assets (Continued)

  Intangible Assets

        The Company's intangible assets are composed of:

	As of April 30, 2016				As of October 31, 2015
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$4,832	$(3,563)	$(856)	$413	$5,109	$(3,517)	$(856)	$736
Developed and core technology and patents	4,214	(1,136)	(2,138)	940	4,218	(1,110)	(2,138)	970
Trade name and trademarks	225	(57)	(109)	59	231	(57)	(109)	65
In-process research and development	24	—	—	24	159	—	—	159

Total intangible assets	$9,295	$(4,756)	$(3,103)	$1,436	$9,717	$(4,684)	$(3,103)	$1,930

        The decrease in gross intangible assets during the first six months of fiscal 2016 was related to $354 million of intangible assets that were divested or reclassified as held for sale; $69 million of intangible assets which became fully amortized and have been eliminated from gross intangible assets and accumulated amortization; $4 million of purchases related to the acquisition of Trilead AG; as well as, changes in the gross intangible balance due to foreign currency exchange rate fluctuations. Intangible asset amortization expense for the three months ended April 30, 2016 and 2015 was $201 million and $204 million and for the six months ended April 30, 2016 and 2015 was $419 million and $407 million, respectively.

        In-process research and development is efforts that are in process on the date the Company acquires a business. Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process research and development intangible assets upon completion of the projects. If an in-process research and development project is abandoned, the Company records a charge for the value of the related intangible asset to its Consolidated and Combined Statement of Earnings in the period of abandonment. The Company reclassified in-process research and development assets acquired of $135 million to Developed and core technology and patents as the projects were completed and began amortization during the first six months of fiscal 2016.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 10: Goodwill and Intangible Assets (Continued)

        As of April 30, 2016, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year:	In millions
2016 (remaining 6 months)	$329
2017	345
2018	248
2019	203
2020	174
2021	54
Thereafter	59

Total	$1,412

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 11: Fair Value (Continued)

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2016				As of October 31, 2015
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$2,004	$—	$2,004	$—	$2,473	$—	$2,473
Money market funds	4,799	—	—	4,799	4,592	—	—	4,592
Mutual funds	—	277	—	277	—	246	—	246
Equity securities in public companies	26	1	—	27	46	7	—	53
Foreign bonds	8	344	—	352	8	305	—	313
Other debt securities	—	—	38	38	—	—	40	40
Derivatives Instruments:
Interest rate contracts	—	112	—	112	—	—	—	—
Foreign currency contracts	—	494	—	494	—	816	—	816
Other derivatives	—	3	—	3	—	3	—	3

Total assets	$4,833	$3,235	$38	$8,106	$4,646	$3,850	$40	$8,536

Liabilities
Derivatives Instruments:
Interest rate contracts	$—	$—	$—	$—	$—	$55	$—	$55
Foreign currency contracts	—	395	—	395	—	137	—	137

Total liabilities	$—	$395	$—	$395	$—	$192	$—	$192

        During the six months ended April 30, 2016, there were no material transfers between levels within the fair value hierarchy. During the six months ended April 30, 2015, the Company transferred $41 million of equity securities in public companies from Level 2 to Level 1 within the fair value hierarchy as a result of a change in the market activity of the underlying investment. The remaining transfers between levels within the fair value hierarchy were not material.

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 11: Fair Value (Continued)

        Derivative Instruments: The Company uses forward contracts, interest rate and total return swaps to hedge certain foreign currency and interest rate exposures. The Company uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, the Company and counterparty credit risk, foreign currency exchange rates, and forward and spot prices for currencies and interest rates. See Note 12, "Financial Instruments", for a further discussion of the Company's use of derivative instruments.

  Other Fair Value Disclosures

        Short- and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Condensed Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. At April 30, 2016, the estimated fair value of the Company's short-term and long-term debt was $16.3 billion and the carrying value was $16.2 billion. The estimated fair value of the Company's short-term and long-term debt approximated its carrying value of $15.8 billion as of October 31, 2015. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments were as follows:

	As of April 30, 2016				As of October 31, 2015
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,918	$—	$—	$1,918	$2,367	$—	$—	$2,367
Money market funds	4,799	—	—	4,799	4,592	—	—	4,592
Mutual funds	189	—	—	189	173	—	—	173

Total cash equivalents	6,906	—	—	6,906	7,132	—	—	7,132

Available-for-Sale Investments:
Debt securities:
Time deposits	86	—	—	86	106	—	—	106
Foreign bonds	283	69	—	352	244	69	—	313
Other debt securities	50	—	(12)	38	53	—	(13)	40

Total debt securities	419	69	(12)	476	403	69	(13)	459

Equity securities:
Mutual funds	88	—	—	88	73	—	—	73
Equity securities in public companies	22	5	—	27	55	7	(9)	53

Total equity securities	110	5	—	115	128	7	(9)	126

Total available-for-sale investments	529	74	(12)	591	531	76	(22)	585

Total cash equivalents and available-for-sale investments	$7,435	$74	$(12)	$7,497	$7,663	$76	$(22)	$7,717

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of April 30, 2016 and October 31, 2015, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of April 30, 2016 and October 31, 2015. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments (Continued)

        Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of April 30, 2016
	Amortized Cost	Fair Value
	In millions
Due in one year	$70	$70
Due in one to five years	39	39
Due in more than five years	310	367

	$419	$476

        During the six months ended April 30, 2016, the Company recognized a $30 million impairment charge related to a public equity investment as the Company determined that such impairment was other than temporary. The Company made its determination primarily based on closing prices during the quarter of impairment and the prospect of recovery in the near term.

        Equity securities in privately held companies include cost basis and equity method investments and are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These amounted to $100 million and $45 million at April 30, 2016 and October 31, 2015, respectively.

  Derivative Instruments

        The Company is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities. The Company does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. The Company may designate its derivative contracts as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, the Company categorizes those economic hedges as other derivatives. The Company recognizes all derivative instruments at fair value in the Condensed Consolidated Balance Sheets. The change in fair value of derivative instruments is recognized in the Condensed Consolidated and Combined Statements of Earnings or Condensed Consolidated and Combined Statements of Comprehensive Income depending upon the type of hedge, see further discussion below. The Company classifies cash flows from its derivative programs with the activities that correspond to the underlying hedged items in the Condensed Consolidated and Combined Statements of Cash Flows.

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

        To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allow the Company to hold collateral from, or require the Company to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of the Company's derivatives, with credit contingent features, in a net liability position was $85 million and $35 million at April 30, 2016 and October 31, 2015, respectively, all of which were fully collateralized within two business days.

        Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of April 30, 2016 and October 31, 2015.

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

        The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets was as follows:

	As of April 30, 2016					As of October 31, 2015
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$9,500	$—	$112	$—	$—	$9,500	$—	$—	$—	$55
Cash flow hedges:
Foreign currency contracts	9,777	181	106	200	49	8,692	296	206	28	8
Net investment hedges:
Foreign currency contracts	1,848	52	27	36	17	1,861	114	66	7	4

Total derivatives designated as hedging instruments	21,125	233	245	236	66	20,053	410	272	35	67

Derivatives not designated as hedging instruments
Foreign currency contracts	9,453	91	37	86	7	9,283	46	88	50	40
Other derivatives	144	3	—	—	—	127	3	—	—	—

Total derivatives not designated as hedging instruments	9,597	94	37	86	7	9,410	49	88	50	40

Total derivatives	$30,722	$327	$282	$322	$73	$29,463	$459	$360	$85	$107

  Offsetting of Derivative Instruments

        The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of April 30, 2016 and October 31, 2015, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

	As of April 30, 2016
	In the Condensed Consolidated Balance Sheets
							(vi) = (iii)–(iv)–(v)
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$609	$—	$609	$294	$270	(1)	$45
Derivative liabilities	$395	$—	$395	$294	$50	(2)	$51

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

  Effect of Derivative Instruments on the Condensed Consolidated and Combined Statements of Earnings

        The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three and six months ended April 30, 2016 and 2015 were as follows:

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2016	Six months ended April 30, 2016	Hedged Item	Location	Three months ended April 30, 2016	Six months ended April 30, 2016
		In millions				In millions
Interest rate contracts	Interest and other, net	$34	$167	Fixed-rate debt	Interest and other, net	$(34)	$(167)

Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2015	Six months ended April 30, 2015	Hedged Item	Location	Three months ended April 30, 2015	Six months ended April 30, 2015
		In millions				In millions
Interest rate contracts	Interest and other, net	$—	$—	Fixed-rate debt	Interest and other, net	$—	$—

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2016 were as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2016	Six months ended April 30, 2016	Location	Three months ended April 30, 2016	Six months ended April 30, 2016
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(277)	$(186)	Net revenue	$6	$67
Foreign currency contracts	7	1	Cost of products	(2)	(1)
Foreign currency contracts	3	2	Other operating expenses	—	—
Foreign currency contracts	61	119	Interest and other, net	66	125

Total cash flow hedges	$(206)	$(64)		$70	$191

Net investment hedges:
Foreign currency contracts	$(137)	$(80)	Interest and other, net	$—	$—

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2015 was as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2015	Six months ended April 30, 2015	Location	Three months ended April 30, 2015	Six months ended April 30, 2015
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(57)	$137	Net revenue	$123	$202
Foreign currency contracts	(6)	(5)	Cost of products	1	3
Foreign currency contracts	—	(2)	Other operating expenses	(2)	(5)
Foreign currency contracts	67	102	Interest and other, net	69	99

Total cash flow hedges	$4	$232		$191	$299

Net investment hedges:
Foreign currency contracts	$(6)	$123	Interest and other, net	$—	$—

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments (Continued)

        As of April 30, 2016 and 2015, no portion of the hedging instruments gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the six months ended April 30, 2016 and 2015.

        As of April 30, 2016, the Company expects to reclassify an estimated net Accumulated other comprehensive loss of approximately $120 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

        The pre-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated and Combined Statements of Earnings for the three and six months ended April 30, 2016 and 2015 was as follows:

	Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended April 30, 2016	Six months ended April 30, 2016
		In millions
Foreign currency contracts	Interest and other, net	$(331)	$(323)
Other derivatives	Interest and other, net	5	—

Total		$(326)	$(323)

	Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended April 30, 2015	Six months ended April 30, 2015
		In millions
Foreign currency contracts	Interest and other, net	$(77)	$73
Other derivatives	Interest and other, net	(1)	(2)

Total		$(78)	$71

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 13: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of
	April 30, 2016		October 31, 2015
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt	$178	3.4%	$161	2.6%
FS Commercial paper	288	0.1%	39	0.2%
Notes payable to banks, lines of credit and other(1)	499	2.9%	491	2.7%

Total notes payable and short-term borrowings	$965		$691

(1)
Notes payable to banks, lines of credit and other includes $384 million and $374 million at April 30, 2016 and October 31, 2015, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 13: Borrowings (Continued)

  Long-Term Debt

	As of
	April 30, 2016	October 31, 2015
	In millions
Hewlett Packard Enterprise Senior Notes(1)
$2,250 issued at discount to par at a price of 99.944% in October 2015 at 2.45%, due October 5, 2017, interest payable semi-annually on April 5 and October 5 of each year	$2,249	$2,249
$2,650 issued at discount to par at a price of 99.872% in October 2015 at 2.85%, due October 5, 2018, interest payable semi-annually on April 5 and October 5 of each year	2,647	2,647
$3,000 issued at discount to par at a price of 99.972% in October 2015 at 3.6%, due October 15, 2020, interest payable semi-annually on April 15 and October 15 of each year	2,999	2,999
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 15, 2022, interest payable semi-annually on April 15 and October 15 of each year	1,348	1,347
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,494	2,493
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	749
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
$350 issued at par in October 2015 at three-month USD LIBOR plus 1.74%, due October 5, 2017, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	350	350
$250 issued at par in October 2015 at three-month USD LIBOR plus 1.93%, due October 5, 2018, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	250	250
EDS Senior Notes(1)
$300 issued October 1999 at 7.45%, due October 2029	312	313
Other, including capital lease obligations, at 0.00%-8.47%, due in calendar years 2016-2022(2)	415	423
Fair value adjustment related to hedged debt	112	(55)
Less: current portion	(178)	(161)

Total long-term debt	$15,247	$15,103

(1)
The Company may redeem some or all of the fixed-rate Hewlett Packard Enterprise senior notes and the EDS senior notes at any time in accordance with the terms thereof.

(2)
Other, including capital lease obligations includes $173 million and $196 million as of April 30, 2016 and October 31, 2015, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

        As disclosed in Note 12, "Financial Instruments", the Company uses interest rate swaps to mitigate the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. As of April 30, 2016, the Company had entered into interest rate swaps to reduce the exposure of $9.5 billion of aggregate principal amount of fixed rate senior notes to changes in fair value resulting from changes in interest rates by achieving LIBOR-based floating interest expense. Interest rates on long-term debt in the table above have not been adjusted to reflect the impact of any interest rate swaps.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 13: Borrowings (Continued)

        Interest expense on borrowings recognized in the Condensed Consolidated and Combined Statements of Earnings was as follows:

		Three months ended April 30		Six months ended April 30
Expense	Location	2016	2015	2016	2015
		In millions
Financing interest	Financing interest	$60	$61	$118	$124
Interest expense	Interest and other, net	89	10	169	20

Total interest expense		$149	$71	$287	$144

  Available Borrowing Resources

        The Company had the following resources available to obtain short- or long-term additional liquidity if needed:

As of April 30, 2016
In millions
Commercial paper programs	$4,212
Uncommitted lines of credit	$1,822

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

  •
  Master Commercial Agreement; and

  •
  Information Technology Service Agreement.

        These agreements provided the allocation between the Company and former Parent's assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the separation.

  Final Cash Allocation from former Parent

        In December 2015, and in connection with the Separation and Distribution Agreement, the Company received a net cash allocation of $526 million from former Parent. The cash allocation was based on the projected cash requirements of the Company, in light of the intended investment grade credit rating, business plan, and anticipated operations and activities.

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

  Intercompany Purchases

        For the three and six months ended April 30, 2015, the Company purchased equipment from other businesses of former Parent in the amount of $291 million and $603 million, respectively.

  Allocation of Corporate Expenses

        Prior to the separation, the Condensed Consolidated and Combined Statements of Earnings and Comprehensive Income include an allocation of general corporate expenses from former Parent for certain management and support functions which are provided on a centralized basis within former Parent. These management and support functions include, but are not limited to, executive management, finance, legal, information technology, employee benefits administration, treasury, risk management, procurement, and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. During the three months and six ended April 30, 2015, the allocation was $0.9 billion and $1.9 billion, respectively.

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

  Net Transfers from Former Parent

        Net transfers from former Parent are included within former Parent company investment. Former Parent historically used a centralized approach to cash management and the financing of its operations. Prior to the separation, transactions between the Company and former Parent were considered to be effectively settled for cash at the time the transaction was recorded. The net effect of these transactions is included in the Net transfer from (to) former Parent in Condensed Consolidated and Combined Statements of Cash Flow.

Note 15: Stockholders' Equity

  Taxes related to Other Comprehensive (Loss) Income

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions
Taxes on change in net unrealized (losses) gains on available-for-sale securities:
Tax (provision) benefit on net unrealized gains (losses) arising during the period	$(2)	$4	$(1)	$4
Tax provision (benefit) on (gains) losses reclassified into earnings	1	—	(2)	—

	(1)	4	(3)	4

Taxes on change in net unrealized losses on cash flow hedges:
Tax benefit (provision) on net unrealized (losses) gains arising during the period	46	3	31	(32)
Tax provision on net gains reclassified into earnings	6	32	25	54

	52	35	56	22

Taxes on change in unrealized components of defined benefit plans:
Tax benefit (provision) on losses arising during the period	—	—	—	—
Tax (benefit) provision on amortization of actuarial loss and prior service benefit	(5)	2	(10)	(4)
Tax provision on curtailments, settlements and other	(11)	—	(12)	—

	(16)	2	(22)	(4)

Tax benefit (provision) on change in cumulative translation adjustment	42	3	22	(44)

Tax benefit (provision) on other comprehensive income	$77	$44	$53	$(22)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 15: Stockholders' Equity (Continued)

  Changes and reclassifications related to Other Comprehensive Loss, net of taxes

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions		In millions
Other comprehensive loss, net of taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized (losses) gains arising during the period	$—	$(7)	$3	$(5)
(Gains) losses reclassified into earnings	(4)	—	2	—

	(4)	(7)	5	(5)

Change in net unrealized losses on cash flow hedges:
Net unrealized (losses) gains arising during the period	(160)	7	(33)	200
Net gains reclassified into earnings(1)	(64)	(159)	(166)	(245)

	(224)	(152)	(199)	(45)

Change in unrealized components of defined benefit plans:
Losses arising during the period	(1)	—	(1)	—
Amortization of actuarial loss and prior service benefit(2)	65	36	132	66
Curtailments, settlements and other	(10)	1	(29)	1

	54	37	102	67

Change in cumulative translation adjustment	99	3	(60)	(112)

Other comprehensive loss, net of taxes	$(75)	$(119)	$(152)	$(95)

(1)
Reclassification of pre-tax (gains) losses on cash flow hedges into the Condensed Consolidated and Combined Statements of Earnings was as follows:

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions		In millions
Net revenue	$(6)	$(123)	$(67)	$(202)
Cost of products	2	(1)	1	(3)
Other operating expenses	—	2	—	5
Interest and other, net	(66)	(69)	(125)	(99)

	$(70)	$(191)	$(191)	$(299)

(2)
These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 4, "Retirement and Post-Retirement Benefit Plans."

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 15: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes as of April 30, 2016, and changes during the six months ended April 30, 2016 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$55	$68	$(4,173)	$(965)	$(5,015)
Other comprehensive income (loss) before reclassifications	3	(33)	132	(60)	42
Reclassifications of losses (gains) into earnings	2	(166)	(30)	—	(194)

Balance at end of period	$60	$(131)	$(4,071)	$(1,025)	$(5,167)

  Share Repurchase Program

        The Company's share repurchase program authorizes both open market and private repurchase transactions and does not have a specific expiration date. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value.

        In November 2015, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") with a financial institution. For the six months ended April 30, 2016, the Company retired a total of 88 million shares as a result of its share repurchase programs which included purchases of 78 million shares under the ASR Agreement. The 88 million shares were retired and recorded as a $1.2 billion reduction to stockholder's equity. The total shares repurchased under the ASR Agreement was 78 million shares based on the average daily volume weighted average stock price of the Company's common stock during the term of the transaction, plus transaction fees. As of April 30, 2016, the Company had remaining authorization of $1.8 billion for future share repurchases under the $3.0 billion repurchase authorization approved by the Company's Board of Directors on October 13, 2015. On May 24, 2016, the Company announced that its Board of Directors authorized an additional $3.0 billion under the Company's authorized share repurchase program.

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 16: Net Earnings Per Share (Continued)

        The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions, except per share amounts
Numerator:
Net earnings	$320	$305	$587	$852

Denominator:(1)(2)
Weighted-average shares used to compute basic net EPS	1,725	1,804	1,743	1,804
Dilutive effect of employee stock plans(3)	26	30	22	30

Weighted-average shares used to compute diluted net EPS	1,751	1,834	1,765	1,834

Net earnings per share:
Basic	$0.19	$0.17	$0.34	$0.47
Diluted	$0.18	$0.16	$0.33	$0.46
Anti-dilutive weighted average stock awards(4)	46	28	51	28

(1)
The Company considers restricted stock that provide the holder with a non-forfeitable right to receive dividends to be participating securities. For the periods presented, there were no shares outstanding of restricted stock that provided the holder with a non-forfeitable right to receive dividends.

(2)
On November 1, 2015, the distribution date, HP Inc. stockholders received one share of Hewlett Packard Enterprise common stock for every share of HP Inc. common stock held as of the record date on October 21, 2015. For comparative purposes, the same number of shares used to compute basic and diluted net earnings per share for the fiscal year ended October 31, 2015 is used in the calculation of basic and diluted net earnings per share for all periods in fiscal 2015.

(3)
For the periods presented in fiscal 2015, the Company calculates the weighted-average dilutive effect of employee stock plans after conversion, by multiplying the dilutive Hewlett-Packard Company stock-based awards for the fiscal period ended October 31, 2015, attributable to Hewlett Packard Enterprise employees with the price conversion ratio used to convert those awards to equivalent units of Hewlett Packard Enterprise awards on the separation date. The price conversion ratio was calculated using the closing price of Hewlett-Packard Company common shares on October 31, 2015 divided by the opening price of Hewlett Packard Enterprise common shares on November 2, 2015.

(4)
The Company excludes stock awards where the assumed proceeds exceed the average market price from the calculation of diluted net EPS, because their effect would be anti-dilutive. The assumed proceeds of a stock award includes the sum of its exercise price (if the award is an option), average unrecognized compensation cost and excess tax benefit. For the three and six months ended April 30, 2015, the Company's anti-dilutive shares were calculated based on Hewlett-Packard Company anti-dilutive awards for the fiscal period ended October 31, 2015 attributable to Hewlett Packard Enterprise employees, with the price conversion ratio used to convert those

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 16: Net Earnings Per Share (Continued)

  awards to equivalent units of Hewlett Packard Enterprise awards on the distribution date. The price conversion ratio was calculated using the closing price of Hewlett-Packard Company common shares on October 31, 2015 divided by the opening price of Hewlett Packard Enterprise common shares on November 2, 2015.

Note 17: Litigation and Contingencies

        Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of April 30, 2016, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

  Litigation, Proceedings and Investigations

        Fair Labor Standards Act Litigation.    Hewlett Packard Enterprise is involved in several pre-separation lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of Electronic Data Systems Corporation ("EDS") or HP Inc. have been misclassified as exempt employees under the Fair Labor Standards Act (the "FLSA") and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Karlbom, et al. v. Electronic Data Systems Corporation is a class action filed on March 16, 2009 in California Superior Court alleging that certain information technology employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. On October 30, 2015, plaintiffs filed a motion to certify a Rule 23 state class of all California-based EDS employees in the Infrastructure Associate, Infrastructure Analyst,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 17: Litigation and Contingencies (Continued)

    Infrastructure Specialist, and Infrastructure Specialist Senior job codes from March 16, 2005 through October 31, 2009 that they claim were improperly classified as exempt from overtime under state law. On January 22, 2016, the court denied plaintiffs' motion for class certification. On April 8, 2016, plaintiffs filed a notice of appeal to the California Court of Appeal.

  •
  Benedict v. Hewlett-Packard Company is a purported class action filed on January 10, 2013 in the United States District Court for the Northern District of California alleging that certain technical support employees allegedly involved in installing, maintaining and/or supporting computer software and/or hardware for HP Inc. were misclassified as exempt employees under the FLSA. The plaintiff has also alleged that HP Inc. violated California law by, among other things, allegedly improperly classifying these employees as exempt. On February 13, 2014, the court granted plaintiff's motion for conditional class certification. On May 7, 2015, plaintiff filed a motion to certify a Rule 23 state class of certain Technical Solutions Consultants in California, Massachusetts, and Colorado that they claim were improperly classified as exempt from overtime under state law. On July 30, 2015, the court dismissed the Technology Consultant and certain Field Technical Support Consultant opt-ins from the conditionally certified FLSA collective action. The court denied plaintiffs' motion for Rule 23 class certification on March 29, 2016. On April 12, 2016, plaintiffs filed a notice of appeal of that decision to the United States Court of Appeal for the Ninth Circuit. The hearing on HP Inc.'s motion to decertify the FLSA collective action is scheduled for June 16, 2016.

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

        HP India filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 17: Litigation and Contingencies (Continued)

before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to remand the matter to the Commissioner on procedural grounds. The hearings were scheduled to reconvene on April 6, 2015, and again on November 3, 2015 and April 11, 2016, but were cancelled at the request of the Customs Tribunal. No new hearing date has been set.

        Department of Justice, Securities and Exchange Commission Proceedings.    In April 2014, HP Inc. and HP Inc. subsidiaries in Russia, Poland, and Mexico collectively entered into agreements with the U.S. Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") to resolve claims of Foreign Corrupt Practices Act ("FCPA") violations. Pursuant to the terms of the resolutions with the DOJ and SEC, HP Inc. was required to undertake certain compliance, reporting and cooperation obligations for a three-year period. In October of 2015, Hewlett Packard Enterprise contractually undertook the same compliance, reporting and cooperation obligations that were held by HP Inc. under the DOJ resolutions for the balance of the three-year period. Hewlett Packard Enterprise has reached a similar agreement with the Staff of the SEC, which remains subject to approval by the SEC's Commissioners.

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

        Cisco Systems.    On August 21, 2015, Cisco Systems, Inc. ("Cisco Systems") and Cisco Systems Capital Corporation ("Cisco Capital") filed an action in Santa Clara County Superior Court for declaratory judgment and breach of contract against HP Inc. in connection with a dispute arising out of a third-party's termination of a services contract with HP Inc. As part of that third-party services contract, HP Inc. separately contracted with Cisco on an agreement to utilize Cisco products and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 17: Litigation and Contingencies (Continued)

services. HP Inc. prepaid the entire amount due Cisco through a financing arrangement with Cisco Capital. Following the termination of HP Inc.'s services contract with the third-party, HP Inc. no longer required Cisco's products and services, and, accordingly, exercised its contractual termination rights under the agreement with Cisco, and requested that Cisco apply the appropriate credit toward the remaining balance owed Cisco Capital. This lawsuit relates to the calculation of that credit under the agreement between Cisco and HP Inc. Cisco contends that after the credit is applied, HP Inc. still owes Cisco Capital approximately $58 million. HP Inc. contends that under a proper reading of the agreement, HP Inc. owes nothing to Cisco Capital, and that Cisco owes a significant amounts to HP Inc. On December 18, 2015, the court held a status conference at which it lifted the responsive pleading and discovery stay. Following the conference, Cisco filed an amended complaint that abandons the claim for breach of contract set forth in the original complaint, and asserts a single cause of action for declaratory relief concerning the proper calculation of the cancellation credit. On January 19, 2016, HP Inc. filed a counterclaim for breach of contract simultaneously with its answer to the amended complaint. A case management conference has been scheduled for July 15, 2016.

        Washington DC Navy Yard Litigation:    In December 2013, HP Enterprise Services, LLC (HPES) was named in a lawsuit arising out of the September 2013 Washington DC Navy Yard shooting that resulted in the deaths of twelve individuals. The perpetrator was an employee of The Experts, HPES's now-terminated subcontractor on its IT services contract with the U.S. Navy. This action was filed in the Middle District of Florida by the estate of a deceased victim, asserting claims for negligence against HPES, The Experts, and the U.S. Navy. The court dismissed the plaintiff's claims against the U.S. Navy but did not decide the motions to dismiss of HP Inc. or The Experts. On February 11, 2015, the action was transferred to the United States District Court for the District of Columbia. An additional eight lawsuits were filed against HPES in 2015. Accordingly, a total of nine lawsuits have now been filed against HPES in connection with the September 2013 Washington DC Navy Yard shooting, all of which are now pending with the original action in the United States District Court for the District of Columbia. Pursuant to a coordinated schedule, defendants filed motions to dismiss all of the complaints on December 11, 2015. Plaintiffs' oppositions to defendants' motion to dismiss were filed on February 12, 2016. A hearing date on defendants' motion to dismiss has not yet been scheduled.

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

  General Cross-indemnification

        In connection with the separation, the Company entered into a Separation and Distribution Agreement with HP Inc. effective November 1, 2015 where the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

Note 18: Guarantees, Indemnifications and Warranties (Continued)

all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the separation. As a result, as of April 30, 2016 and October 31, 2015, the Company has recorded both a receivable from HP Inc. of $79 million and $232 million, respectively and a payable to HP Inc. of $87 million and $38 million, respectively related to litigation matters.

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

        In addition, if the Distribution of Hewlett Packard Enterprise's common shares to the HP Inc. stockholders are determined to be taxable, the Company and HP Inc. would share the tax liability equally, unless the taxability of the Distribution is the direct result of action taken by either the Company or HP Inc. subsequent to the Distribution in which case the party causing the Distribution to be taxable would be responsible for any taxes imposed on the Distribution.

        As of April 30, 2016, the Company recorded a net long-term receivable of $0.9 billion from HP Inc. for certain tax liabilities that the Company is joint and severally liable for, but for which it is indemnified by the Company under the Tax Matters Agreement. The actual amount that the Company may receive could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.

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

        The Company's aggregate product warranty liabilities as of April 30, 2016, and changes during the six months ended April 30, 2016 were as follows:

Six months ended April 30, 2016
In millions
Balance at beginning of period	$523
Accruals for warranties issued	185
Adjustments related to pre-existing warranties (including changes in estimates)	3
Reclassified as held for sale liability	(23)
Settlements made (in cash or in kind)	(191)

Balance at end of period	$497

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

  •
  Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares the three and six months ended April 30, 2016 to the prior-year periods.

  •
  Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

  •
  Results of Operations.  An analysis of our financial results comparing the three and six months ended April 30, 2016 to the prior-year periods. A discussion of the results of operations at the consolidated and combined level is followed by a discussion of the results of operations at the segment level.

  •
  Liquidity and Capital Resources.  An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.

  •
  Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions, off-balance sheet arrangements and cross-indemnifications with HP Inc. (formerly known as "Hewlett-Packard Company" and also referred to in this Quarterly Report as "former Parent").

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

May 2016 Announcement of Enterprise Services Business Spin-Off and Merger

        On May 24, 2016, we announced plans for a tax-free spin-off and merger of our Enterprise Services business ("Everett SpinCo, Inc." or "Everett") with Computer Sciences Corporation ("CSC"). Immediately following the transaction, which is currently targeted to be completed by March 31, 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise Company and approximately fifty percent of the new combined company, CSC. Mr. J. Michael Lawrie, the current head of CSC will become chairman, president and CEO of CSC and Ms. Margaret C. Whitman, President and CEO of HPE will join the Board of Directors. Other executives and directors will be announced at a later date. The transaction is expected to deliver approximately $8.5 billion to the shareholders of Hewlett Packard Enterprise on an after-tax basis. This

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

includes an equity stake in the company valued at approximately $4.5 billion, which represents approximately fifty percent ownership, a cash dividend of $1.5 billion, and the assumption of $2.5 billion of net debt and other liabilities. Preceding the close of the transaction, we expect to incur one-time costs of approximately $900 million to separate the Enterprise Services business from Hewlett Packard Enterprise. The majority of these costs will be offset by lower costs associated with the Fiscal 2015 Restructuring Plan. The transaction is subject to certain customary closing conditions including approval by CSC shareholders, the effective filing of related registration statements, completion of a tax-free spin-off, Everett debt exchange, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain required foreign anti-trust approvals.

        The following Overview, Results of Operations and Liquidity discussions and analysis compare the three and six months ended April 30, 2016 to the prior-year periods, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of April 30, 2016, unless otherwise noted.

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

        We organize our business into five segments for financial reporting purposes: the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for the three months ended April 30, 2016 as compared to the prior-year period:

	HPE Consolidated		Enterprise Group		Enterprise Services		Software		FS		Corporate Investments(3)
	Dollars in millions, except for per share amounts
Net revenue(1)	$12,711		$7,010		$4,723		$774		$788		$2
Year-over-year change %	1.3%		6.9%		(2.0)%		(13.2)%		(2.1)%		100%
Earnings from operations(2)	$492		$817		$317		$192		$73		$(87)
Earnings from operations as a % of net revenue	3.9%		11.7%		6.7%		24.8%		9.3%		NM
Year-over-year change percentage points	0.5	pts	(2.4	)pts	3.1	pts	7.0	pts	(1.3	)pts	NM
Net earnings	$320
Net earnings per share
Basic	$0.19
Diluted	$0.18

(1)
HPE consolidated and combined net revenue excludes intersegment net revenue and other.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(2)
Segment earnings from operations exclude corporate and unallocated costs and eliminations, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition and other related charges, and separation costs.

(3)
"NM" represents not meaningful.

        Net revenue increased 1.3% (increased 4.9% on a constant currency basis) in the three months ended April 30, 2016, as compared to the prior-year period. The leading contributors to the net revenue increase was growth in sales of Networking and Server products within EG. Partially offsetting this increase was unfavorable currency impacts, lower software revenue due to divestitures and the transfer of a business to former Parent and a net revenue decline in Technology Services ("TS") within EG. Gross margin was 28.7% ($3.6 billion) and 28.6% ($3.6 billion) for the three months ended April 30, 2016 and 2015, respectively. The 0.1 percentage point increase in gross margin was due primarily to service delivery efficiencies in ES, partially offset by lower gross margin in Software. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. Operating margin increased by 0.5 percentage points in the three months ended April 30, 2016, as compared to the prior-year period, due primarily to lower restructuring charges, lower separation costs and an increase in gross margin, partially offset by higher research and development ("R&D") expense and higher selling, general and administrative ("SG&A") expense primarily from Aruba Network Inc. ("Aruba").

        The following provides an overview of our key financial metrics by segment for the six months ended April 30, 2016 as compared to the prior-year period:

	HPE Consolidated		Enterprise Group		Enterprise Services		Software		FS		Corporate Investments(3)
	Dollars in millions, except for per share amounts
Net revenue(1)	$25,435		$14,061		$9,411		$1,554		$1,564		$3
Year-over-year change %	(0.7)%		3.8%		(4.1)%		(11.8)%		(2.7)%		(40)%
Earnings from operations(2)	$876		$1,761		$555		$328		$173		$(186)
Earnings from operations as a % of net revenue	3.4%		12.5%		5.9%		21.1%		11.1%		NM
Year-over-year change percentage points	(1.1	)pts	(2.1	)pts	2.6	pts	3.2	pts	0.2	pts	NM
Net earnings	$587
Net earnings per share
Basic	$0.34
Diluted	$0.33

(1)
HPE consolidated and combined net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs and eliminations, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition and other related charges, and separation costs.

(3)
"NM" represents not meaningful.

        Net revenue decreased 0.7% (increased 4.3% on a constant currency basis) for the six months ended April 30, 2016, as compared to the prior-year period. The leading contributors to the net revenue decrease were unfavorable currency impacts, a net revenue decline in ES, the TS business unit within EG and lower software revenue due to divestitures and the transfer of a business to former Parent. Partially offsetting these decreases was net revenue growth in Networking and Server products

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

within the EG segment. Gross margin was 28.5% ($7.3 billion) and 28.1% ($7.2 billion) for the six months ended April 30, 2016 and 2015, respectively. The 0.4 percentage point increase in gross margin was due primarily to service delivery efficiencies in ES, partially offset by lower gross margin in Software. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. Operating margin decreased by 1.1 percentage points in the six months ended April 30, 2016, as compared to the prior-year period, due primarily to higher R&D expense, restructuring charges, SG&A expenses and acquisition and other related charges, partially offset by the increase in gross margin.

        As of April 30, 2016, cash and cash equivalents and short-term and long-term investments were $9.3 billion, representing a decrease of approximately $0.8 billion from the October 31, 2015 balance of $10.1 billion. The decrease in cash and cash equivalents and short-term and long-term investments during the six months ended April 30, 2016 was due primarily to the following factors: investments in property, plant and equipment net of sales proceeds of $1.4 billion, cash utilization for share repurchases of common stock of $1.2 billion; partially offset primarily by cash received from operating cash flows of $1.0 billion, a final cash allocation of $0.5 billion from former Parent and proceeds from business divestitures, net of $0.3 billion.

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

  •
  In EG, we are experiencing challenges due to multiple market trends, including the increasing demand for hyperscale computing infrastructure products, the transition to cloud computing and a highly competitive pricing environment. In addition, demand for our Mission-Critical Systems ("MCS") products continues to weaken as has the overall market for UNIX products. The effect of lower MCS and traditional storage revenue along with a higher mix of ISS density optimized server products and midrange converged storage solutions is impacting support attach opportunities in TS. To be successful in overcoming these challenges, we must address business model shifts and go-to-market execution challenges, while continuing to pursue new product innovation that builds on our existing capabilities in areas such as cloud and data center computing, software-defined networking, storage, blade servers and wireless networking.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated and Combined Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the six months ended April 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, which is incorporated herein by reference.

ACCOUNTING PRONOUNCEMENTS

        For a summary of recent accounting pronouncements applicable to our Condensed Consolidated and Combined Financial Statements see Note 1, "Overview and Basis of Presentation", to the Condensed Consolidated and Combined Financial Statements in Item 1, which is incorporated herein by reference.

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

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2016		2015		2016		2015
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$12,711	100.0%	$12,549	100.0%	$25,435	100.0%	$25,602	100.0%
Cost of sales	9,068	71.3%	8,965	71.4%	18,180	71.5%	18,398	71.9%

Gross profit	3,643	28.7%	3,584	28.6%	7,255	28.5%	7,204	28.1%
Research and development	624	4.9%	552	4.4%	1,209	4.8%	1,084	4.2%
Selling, general and administrative	2,021	15.9%	1,974	15.8%	4,019	15.7%	3,947	15.4%
Amortization of intangible assets	201	1.6%	204	1.5%	419	1.6%	407	1.6%
Restructuring charges	161	1.3%	248	2.0%	472	1.9%	380	1.5%
Separation costs	91	0.7%	159	1.3%	170	0.7%	203	0.8%
Acquisition and other related charges	53	0.4%	19	0.2%	90	0.4%	23	0.1%

Earnings from operations	492	3.9%	428	3.4%	876	3.4%	1,160	4.5%
Interest and other, net	(129)	(1.0)%	(30)	(0.2)%	(194)	(0.7)%	(48)	(0.2)%

Earnings before taxes	363	2.9%	398	3.2%	682	2.7%	1,112	4.3%
Provision for taxes	(43)	(0.4)%	(93)	(0.8)%	(95)	(0.4)%	(260)	(1.0)%

Net earnings	$320	2.5%	$305	2.4%	$587	2.3%	$852	3.3%

Net Revenue

        For the three months ended April 30, 2016, total net revenue increased 1.3% (increased 4.9% on a constant currency basis). U.S. net revenue increased 6.3% to $4.8 billion, while net revenue from outside of the U.S. decreased 1.5% to $7.9 billion. For the six months ended April 30, 2016, total net revenue decreased 0.7% (increased 4.3% on a constant currency basis). U.S. net revenue increased 3.0% to $9.5 billion, while net revenue from outside of the U.S. decreased 2.7% to $15.9 billion.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The components of the weighted net revenue change by segment were as follows:

	Three months ended April 30, 2016	Six months ended April 30, 2016
	Percentage Points
Enterprise Group	3.6	2.0
Financial Services	(0.1)	(0.2)
Corporate Investments/Other(1)	(0.6)	(0.1)
Enterprise Services	(0.7)	(1.6)
Software	(0.9)	(0.8)

Total HPE	1.3	(0.7)

(1)
Primarily related to elimination of intersegment net revenue.

Three and six months ended April 30, 2016 compared with three and six months ended April 30, 2015

        From a segment perspective, the primary factors contributing to the change in total Company net revenue are summarized as follows:

  •
  EG net revenue increased due primarily to growth in Networking, in part from the acquisition of Aruba in May 2015, and growth in Servers due to a unit volume increase and higher average unit prices ("AUP");

  •
  FS net revenue decreased due primarily to unfavorable currency impacts and lower asset management activity from lower residual maturities;

  •
  ES net revenue decreased due primarily to unfavorable currency impacts; and

  •
  Software net revenue decreased due primarily to the transfer of a business to former Parent, business divestitures and unfavorable currency impacts.

        A more detailed discussion of segment revenue is included under "Segment Information" below.

Gross Margin

Three and six months ended April 30, 2016 compared with three and six months ended April 30, 2015

        For the three months and six months ended April 30, 2016, total gross margin increased by 0.1 percentage point and 0.4 percentage points, respectively. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

  •
  ES gross margin increased due primarily to service delivery efficiencies as a result of cost savings associated with our ongoing restructuring programs;

  •
  EG gross margin decreased due primarily to unfavorable currency impacts, competitive pricing, a decline in TS margins, and a higher revenue mix of density optimized servers;

  •
  FS gross margin decreased primarily due to unfavorable currency impacts and higher bad debt expense recorded on higher financing volume for the three months ended April 30, 2016. For the six months ended April 30, 2016, FS gross margin increased primarily due to lower bad debt expense; and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  •
  Software gross margin decreased due primarily to a higher mix of professional services revenue and a lower mix of support revenue.

        A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.

Operating Expenses

  Research and Development

        R&D expense increased 13% and 12% for the three and six months ended April 30, 2016, due primarily to an increase in Networking (due in part to the acquisition of Aruba) and Servers in the EG segment, partially offset by favorable currency impacts. We continue to make investments in our strategic focus areas of cloud, security, big data and mobility.

  Selling, General and Administrative

        Selling, general and administrative expense increased 2% for the three months ended April 30, 2016, due primarily to expenses in the current period from Aruba and higher compensation costs. The increase was partially offset by a gain associated with the divestiture of the TippingPoint business in Software and favorable currency impacts.

        Selling, general and administrative expense increased 2% for the six months ended April 30, 2016, due primarily to expenses in the current period from Aruba and higher compensation costs. The increase was partially offset by favorable currency impacts and gains from divestitures in Software and ES, primarily the TippingPoint business in Software.

  Amortization of Intangible Assets

        Amortization expense decreased 1% for the three months ended April 30, 2016 due to certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods partially offset by intangible assets purchased as part of the acquisition of Aruba.

        Amortization expense increased 3% for the six months ended April 30, 2016 due primarily to intangible assets purchased as part of the acquisition of Aruba. The increase was partially offset by certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods.

  Restructuring Charges

        Restructuring charges decreased for the three months ended April 30, 2016 due to lower charges from the multi-year restructuring plan initially announced in May 2012 (the "2012 Plan"), partially offset by charges from the restructuring plan we announced in September 2015 (the "2015 Plan"), which is in connection with our separation from former Parent.

        Restructuring charges increased for the six months ended April 30, 2016 due primarily to charges from the restructuring plan we announced in September 2015 (the "2015 Plan"), which is in connection with our separation from former Parent, partially offset by lower charges from the multi-year restructuring plan initially announced in May 2012 (the "2012 Plan").

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Acquisition and Other Related Charges

        Acquisition and other related charges increased for the three and six months ended April 30, 2016 due primarily to charges resulting from the planned divestiture of H3C. Additionally, for the three month period, the increase was partially offset by lower charges from the acquisition of Aruba.

  Separation Costs

        Costs resulting from our separation from former Parent decreased for the three and six months ended April 30, 2016 due primarily to lower third-party consulting, contractor fees and other incremental costs, partially offset by higher marketing and branding related expenses.

Interest and Other, Net

        Interest and other, net expense increased by $99 million for the three months ended April 30, 2016 due primarily to higher interest expense from higher average borrowings and a tax indemnification adjustment related to our Tax Matters Agreement with former Parent.

        Interest and other, net expense increased by $146 million for the six months ended April 30, 2016 due primarily to higher interest expense from higher average borrowings, a tax indemnification adjustment related to our Tax Matters Agreement with former Parent and an other-than-temporary impairment of a public equity investment.

Provision for Taxes

        Our effective tax rate was 11.8% and 23.4% for the three months ended April 30, 2016 and 2015, respectively, and 13.9% and 23.4% for the six months ended April 30, 2016 and 2015, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that had the most significant effective tax rate impact in the periods presented were Puerto Rico, Singapore and China. We plan to reinvest certain earnings of these jurisdictions indefinitely outside the U.S. and therefore have not provided for U.S. taxes on those indefinitely reinvested earnings.

        For the three and six months ended April 30, 2016, we recorded $87 million and $197 million of net income tax benefits related to items discrete to the periods, respectively. These amounts primarily included tax benefits of $111 million and $215 million for the three and six months ended April 30, 2016, respectively, on restructuring charges, separation costs, acquisition and other related charges and tax indemnification adjustments. These tax benefits were offset by $24 million and $18 million of net tax charges related to various items for the three and six months ended April 30, 2016, respectively.

        For the three and six months ended April 30, 2015, we recorded $119 million and $113 million of net income tax benefits related to items discrete to the periods, respectively. For both three and six months ended April 30, 2015, these amounts primarily included tax benefits on restructuring charges and separation costs. In addition, for the six months ended April 30, 2015, we recorded a tax benefit arising from a retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 which signed into law in December 2014.

Segment Information

        A description of the products and services for each segment can be found in Note 2, "Segment Information", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

        Effective at the beginning of its first quarter of fiscal 2016, the Company implemented organizational changes to align its segment financial reporting more closely with its current business structure. These organizational changes resulted in: (i) within the Enterprise Group segment, the consolidation of the Industry Standard Servers and Business Critical Systems business units into the newly formed Servers business unit and; (ii) the transfer of certain cloud-related marketing headcount activities from the Corporate Investment segment to the Enterprise Group segment.

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

Enterprise Group

	Three months ended April 30
	2016	2015	% Change
	Dollars in millions
Net revenue	$7,010	$6,560	6.9%
Earnings from operations	$817	$923	(11.5)%
Earnings from operations as a % of net revenue	11.7%	14.1%

	Six months ended April 30
	2016	2015	% Change
	Dollars in millions
Net revenue	$14,061	$13,542	3.8%
Earnings from operations	$1,761	$1,981	(11.1)%
Earnings from operations as a % of net revenue	12.5%	14.6%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2016	2015	2016
	Dollars in millions
Networking	$874	$556	4.9
Servers	3,561	3,332	3.5
Storage	752	740	0.2
Technology Services	1,823	1,932	(1.7)

Total Enterprise Group	$7,010	$6,560	6.9

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Six months ended April 30
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2016	2015	2016
	Dollars in millions
Networking	$1,737	$1,118	4.6
Servers	7,129	6,927	1.5
Storage	1,562	1,577	(0.1)
Technology Services	3,633	3,920	(2.2)

Total Enterprise Group	$14,061	$13,542	3.8

Three and six months ended April 30, 2016 compared with three and six months ended April 30, 2015

        EG net revenue increased 6.9% and 3.8% (increased 10.5% and 8.8% on a constant currency basis) for the three and six months ended April 30, 2016, respectively. The increase in EG net revenue was due primarily to growth in Networking, in part from the acquisition of Aruba in May 2015, and Servers, partially offset by unfavorable currency impacts led by the euro and the Japanese yen, and a net revenue decline in TS for both periods. We continue to experience challenges due to market trends, including the transition to cloud computing, as well as, product and technology transitions, along with a highly competitive pricing environment.

        Networking net revenue increased 57% and 55% for the three and six months ended April 30, 2016, respectively, due primarily to revenue from Aruba and growth in China. Networking experienced double-digit revenue growth across the hardware product portfolio, led by wireless local area network ("WLAN") products. Servers net revenue increased 7% and 3% for the three and six months ended April 30, 2016, respectively, as a result of an increase in unit volume and higher AUPs, partially offset by unfavorable currency impacts for both periods. The increase in unit volume was primarily in rack and density optimized products, partially offset by decreases in the tower and blade product categories. The increase in AUPs was in the rack, tower and blade product categories, partially offset by a decrease in AUPs for density optimized products. The increase in AUPs is primarily driven by higher option attach rates for memory, processors and hard drives and a mix shift to high-end new generation HPE ProLiant servers, partially offset by a highly competitive environment. Storage net revenue increased 2% for the three months ended April 30, 2016 as a result of growth in Converged Storage solutions from 3PAR StoreServ products, particularly All-flash Arrays, which was partially offset by unfavorable currency impacts and a decline in traditional storage products. Storage net revenue decreased 1% for the six months then ended, as a result of unfavorable currency impacts and a decline in traditional storage products, the effects of which were partially offset by growth in Converged Storage solutions. TS net revenue decreased 6% and 7% for the three and six months ended April 30, 2016, respectively, due primarily to unfavorable currency impacts, the discontinuation of attach activity with our former Parent, and a reduction in support for MCS and traditional storage products, along with lower revenue from consulting services, the effects of which were partially offset by growth in HPE Data Center Care and HPE Proactive Care support solutions.

        EG earnings from operations as a percentage of net revenue decreased by 2.4 percentage points and 2.1 percentage points for the three and six months ended April 30, 2016, respectively, due to a decrease in gross margin and an increase in operating expenses as a percentage of net revenue. The

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

decrease in gross margin was due primarily to unfavorable currency impacts, competitive pricing, a decline in TS margins, and a higher revenue mix of density optimized servers, partially offset by improved pricing in blade product categories and a higher gross margin contribution in Networking, primarily from Aruba. The increase in operating expenses as a percentage of net revenue was due primarily to expenses in the period from Aruba, partially offset by favorable currency impacts.

Enterprise Services

	Three months ended April 30
	2016	2015	% Change
	Dollars in millions
Net revenue	$4,723	$4,817	(2.0)%
Earnings from operations	$317	$172	84.3%
Earnings from operations as a % of net revenue	6.7%	3.6%

	Six months ended April 30
	2016	2015	% Change
	Dollars in millions
Net revenue	$9,411	$9,810	(4.1)%
Earnings from operations	$555	$322	72.4%
Earnings from operations as a % of net revenue	5.9%	3.3%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2016	2015	2016
	Dollars in millions
Infrastructure Technology Outsourcing	$2,839	$2,871	(0.7)
Application and Business Services	1,884	1,946	(1.3)

Total Enterprise Services	$4,723	$4,817	(2.0)

	Six months ended April 30
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2016	2015	2016
	Dollars in millions
Infrastructure Technology Outsourcing	$5,713	$6,003	(3.0)
Application and Business Services	3,698	3,807	(1.1)

Total Enterprise Services	$9,411	$9,810	(4.1)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Three and six months ended April 30, 2016 compared with three and six months ended April 30, 2015

        ES net revenue decreased 2.0% (increased 1.4% on a constant currency basis) and decreased 4.1% (increased 0.8% on a constant currency basis) for the three and six months ended April 30, 2016, respectively. For both periods, the net revenue decrease in ES was due to unfavorable currency impacts. Partially offsetting the net revenue decline for both periods was revenue growth from new client signings and our SES portfolio. The revenue growth in SES for both periods, which includes analytics and data management, security and cloud services, was experienced across all regions, led primarily by EMEA and the Americas regions.

        Net revenue in ITO decreased by 1% and 5% for the three and six months ended April 30, 2016, respectively, due to unfavorable currency impacts. Additionally, for the six month period revenue runoff in certain key accounts contributed to the decline. The net revenue decrease in ITO for both periods was partially offset by revenue growth in new client signings and SES. SES experienced revenue growth across all regions, led by EMEA and the Americas where growth resulted primarily from the U.S. public sector. Net revenue in Application and Business Services ("ABS") declined by 3% for both the three and six months ended April 30, 2016, due to unfavorable currency impacts. Partially offsetting the decrease was growth for the three and six months periods from additional contracts and project work in the Asia Pacific region and for the six month period from additional contracts and project work growth in the U.S. public sector.

        For the three and six months ended April 30, 2016, ES earnings from operations as a percentage of net revenue increased by 3.1 percentage points and 2.6 percentage points, respectively. The increase in operating margin for both periods was due to an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The increase in gross margin for both periods was due primarily to service delivery efficiencies as a result of cost savings associated with our ongoing restructuring programs. For both periods, the decrease in operating expenses as a percentage of net revenue was due to lower administrative expenses resulting from cost structure reductions. The decline in administrative expenses for the six month period also resulted from a business divestiture gain.

Software

	Three months ended April 30
	2016	2015	% Change
	Dollars in millions
Net revenue	$774	$892	(13.2)%
Earnings from operations	$192	$159	20.8%
Earnings from operations as a % of net revenue	24.8%	17.8%

	Six months ended April 30
	2016	2015	% Change
	Dollars in millions
Net revenue	$1,554	$1,762	(11.8)%
Earnings from operations	$328	$316	3.8%
Earnings from operations as a % of net revenue	21.1%	17.9%

Three and six months ended April 30, 2016 compared with three and six months ended April 30, 2015

        Software net revenue decreased 13.2% and 11.8% (decreased 10.4% and 8.3% on a constant currency basis) for the three and six months ended April 30, 2016, respectively. Revenue growth in Software is being challenged by the overall market shift to SaaS solutions which is impacting growth in

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

license and support revenue and implementation challenges as we transform our go-to-market approach. For the three and six months ended April 30, 2016, net revenue growth was negatively impacted by the transfer of the marketing optimization product group to former Parent, business divestitures and unfavorable foreign currency impacts.

        For the three months ended April 30, 2016, net revenue from licenses, support, professional services and SaaS decreased by 12%, 16%, 3% and 11%, respectively. For the six months ended April 30, 2016, net revenue from licenses, support, professional services and SaaS decreased by 9%, 15%, 5% and 10%, respectively. The decrease in license revenue for both periods was due primarily to the market shift to SaaS solutions and sales execution challenges and, as a result, we experienced lower revenue in IT operations management. Additionally, the decrease in license revenue for both periods was also attributable to the transfer of the marketing optimization product group to former Parent effective at the beginning of the fourth quarter of fiscal 2015 and the divestiture of the TippingPoint business during the second quarter of fiscal 2016. The decrease in support revenue for both periods was due primarily to the transfer of the marketing optimization product group to former Parent, the divestiture of the iManage business, during the third quarter of fiscal 2015, the divestiture of the TippingPoint business during second quarter of fiscal 2016, unfavorable currency impacts and past declines in license revenue. Professional services net revenue decreased for both periods due primarily to the impact of the transfer of the marketing optimization product group to former Parent. SaaS net revenue decreased for both periods due primarily to the divestiture of the LiveVault business, during the fourth quarter of fiscal 2015.

        For the three and six months ended April 30, 2016, Software earnings from operations as a percentage of net revenue increased by 7.0 percentage points and 3.2 percentage points, respectively, due primarily to a decrease in operating expenses as a percentage of net revenue, partially offset by a decline in gross margin. The decrease in operating expenses as a percentage of net revenue was driven primarily by a one-time gain related to the divestiture of the TippingPoint business during the second quarter of fiscal 2016 as well as the transfer of the marketing optimization product group to former Parent. The decrease in gross margin was due primarily to a higher mix of professional services revenue and a lower mix of support revenue.

Financial Services

	Three months ended April 30
	2016	2015	% Change
	Dollars in millions
Net revenue	$788	$805	(2.1)%
Earnings from operations	$73	$85	(14.1)%
Earnings from operations as a % of net revenue	9.3%	10.6%

	Six months ended April 30
	2016	2015	% Change
	Dollars in millions
Net revenue	$1,564	$1,608	(2.7)%
Earnings from operations	$173	$175	(1.1)%
Earnings from operations as a % of net revenue	11.1%	10.9%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Three months ended April 30, 2016 compared with three months ended April 30, 2015

        FS net revenue decreased by 2.1% (increased 1.0% on a constant currency basis) for the three months ended April 30, 2016. The net revenue decrease was due primarily to unfavorable currency impacts and lower asset management activity from lower residual maturities, partially offset by higher portfolio revenue due to an increase in average portfolio assets.

        FS earnings from operations as a percentage of net revenue decreased by 1.3 percentage points for the three months ended April 30, 2016 due primarily to a decrease in gross margin and an increase in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to unfavorable currency impacts and higher bad debt expense recorded on higher financing volume. The increase in operating expenses was due primarily to higher field selling costs.

Six months ended April 30, 2016 compared with six months ended April 30, 2015

        FS net revenue decreased by 2.7% (increased 2.2% on a constant currency basis) for the six months ended April 30, 2016. The net revenue decrease was due primarily to unfavorable currency impacts and lower asset management activity from lower residual maturities, partially offset by higher portfolio revenue due to an increase in average portfolio assets.

        FS earnings from operations as a percentage of net revenue increased by 0.2 percentage points for the six months ended April 30, 2016 due primarily to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was primarily due to lower bad debt expense, partially offset by unfavorable currency impacts, and lower margins on asset management activity primarily in lease extensions. The increase in operating expenses as a percentage of net revenue was due primarily to higher IT expenses.

  Financing Volume

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	Dollars in millions		Dollars in millions
Total financing volume	$1,659	$1,440	$3,157	$3,005

        New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased 15.2% for the three months ended April 30, 2016 and 5.1% for the six months ended April 30, 2015. The increase for both periods was driven primarily by higher financing of HPE products and services, partially offset by unfavorable currency impacts.

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	April 30, 2016	October 31, 2015
	Dollars in millions
Financing receivables, gross	$6,869	$6,655
Net equipment under operating leases	3,206	2,915
Capitalized profit on intercompany equipment transactions(1)	554	853
Intercompany leases(1)	2,247	1,990

Gross portfolio assets	12,876	12,413

Allowance for doubtful accounts(2)	83	95
Operating lease equipment reserve	47	58

Total reserves	130	153

Net portfolio assets	$12,746	$12,260

Reserve coverage	1.0%	1.2%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)
Intercompany activity is eliminated in consolidation.

(2)
Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.3 billion and $10.7 billion at April 30, 2016 and October 31, 2015, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at April 30, 2016 and October 31, 2015 was $1.6 billion and $1.5 billion, respectively.

        At April 30, 2016 and October 31, 2015, FS cash and cash equivalents balances were approximately $746 million and $589 million, respectively.

        Net portfolio assets at April 30, 2016 increased 4.0% from October 31, 2015. The increase generally resulted from new financing volume in excess of portfolio runoff, along with favorable currency impacts.

        FS bad debt expense includes charges to general reserves and specific reserves for sales-type, direct-financing and operating leases. For the three and six months ended April 30, 2016, FS recorded an $11 million expense and $4 million benefit to bad debt expense, respectively. The benefit to the net bad debt expense was a result of the release of previously recorded general reserves in the prior quarter. For the corresponding periods in fiscal 2015, FS recorded net bad debt expense of $8 million and $16 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments

	Three months ended April 30
	2016	2015	% Change
	Dollars in millions
Net revenue	$2	$1	100%
Loss from operations	$(87)	$(108)	(19)%
Loss from operations as a % of net revenue(1)	NM	NM	NM

	Six months ended April 30
	2016	2015	% Change
	Dollars in millions
Net revenue	$3	$5	(40)%
Loss from operations	$(186)	$(199)	(7)%
Loss from operations as a % of net revenue(1)	NM	NM	NM

(1)
"NM" represents not meaningful.

        Corporate investments net revenue increased by 100% for the three months ended April 30, 2016 and decreased by 40% for the six months ended April 30, 2016. Net revenue represents residual activity from certain cloud-related incubation projects.

        For the three months and six months ended April 30, 2016, corporate investments loss from operations decreased by 19% and 7%, respectively. The decline in loss from operations was due to lower spending on certain cloud-related incubation activities and lower expense in HP Labs.

LIQUIDITY AND CAPITAL RESOURCES

        We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will generally be sufficient to support our operating businesses, capital expenditures, restructuring activities, separation costs, maturing debt, interest payments, income tax payments and the payment of future stockholder dividends, in addition to any future investments and any future share repurchases. We would supplement this short-term liquidity, if necessary, by accessing the capital markets and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. For example, under the tax matters agreement entered into in connection with the separation, we will generally be prohibited, except in specific circumstances, from issuing equity securities beyond certain thresholds for a two-year period following the separation. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I, each of which is incorporated herein by reference.

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

        On October 13, 2015, our Board of Directors authorized a $3.0 billion share repurchase program. On May 24, 2016, an additional $3.0 billion share repurchase programs was authorized by our Board of Directors. The number of shares that we repurchase under the share repurchase program may vary depending on numerous factors, including share price, liquidity and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity, if any, during any particular period may fluctuate. We may commence, accelerate, suspend, delay or discontinue any share repurchase activity any time, without notice. These programs do not have a specific expiration date.

        In the first six months of fiscal 2016, the Company repurchased an aggregate of $1.1 billion under an accelerated share repurchase agreement ("ASR Agreement") with a financial institution. For more information on our ASR Agreement, refer to Note 15, "Stockholders' Equity", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

        In December 2015, in connection with the Separation and Distribution Agreement, we received a final cash allocation of approximately $526 million from former Parent. The cash allocation was based on the projected cash requirements of the Company in light of the intended investment grade credit rating, business plan and anticipated operations and activities.

        In May 2015, we announced a partnership jointly with Tsinghua Holdings that will bring together the Chinese enterprise technology assets of the Company and Tsinghua University to create a Chinese provider of technology infrastructure. Under the definitive agreement, Tsinghua Holdings' subsidiary, Unisplendour Corporation, purchased 51% of a new business named H3C, comprising the Company's current H3C Technologies and China-based server, storage and technology services businesses, as of April 30, 2016, which are currently reported within the Enterprise Group segment, for approximately $2.6 billion, which includes purchase consideration adjustments ("H3C transaction"). The transaction closed in May 2016.

        On May 24, 2016, we announced plans for a tax-free spin-off and merger of our Enterprise Services business with CSC which will create a pure-play, global IT services company. The transaction, which is currently targeted to be completed by March 31, 2017, is expected to deliver approximately $8.5 billion to the shareholders of Hewlett Packard Enterprise on an after-tax basis. This amount includes an equity stake in the company valued at approximately $4.5 billion, which represents approximately fifty percent ownership, a cash dividend of $1.5 billion, and the assumption of $2.5 billion of net debt and other liabilities. Preceding the close of the transaction, we expect to incur

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

one-time costs of approximately $900 million to separate the Enterprise Services business from Hewlett Packard Enterprise. The majority of these costs will be offset by lower costs associated with our 2015 Restructuring Plan.

Liquidity

	Six months ended April 30
	2016	2015
	In millions
Net cash provided by operating activities	$1,032	$1,756
Net cash used in investing activities	(1,121)	(1,383)
Net cash (used in) provided by financing activities	(706)	27

(Decrease) increase in cash and cash equivalents	$(795)	$400

Operating Activities

        Compared to the corresponding period in fiscal 2015, net cash provided by operating activities decreased by $0.7 billion for the six months ended April 30, 2016. The decrease was due primarily to higher utilization of cash for payments for taxes and lower net earnings.

        As of April 30, 2016, the cash conversion cycle increased one day as compared to October 31, 2015, which includes a favorable impact of three days from the reclassification of related assets and liabilities held for sale. As of April 30, 2015, the cash conversion cycle increased six days as compared to October 31, 2014. As a result, cash generated from working capital management improved in the current period as compared to the corresponding period in fiscal 2015.

        Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	April 30, 2016	October 31, 2015	Change	April 30, 2015	October 31, 2014	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	55	57	(2)	57	54	3	(2)
Days of supply in inventory ("DOS")	21	21	—	21	17	4	—
Days of purchases outstanding in accounts payable ("DPO")	(52)	(55)	3	(45)	(44)	(1)	(7)

Cash conversion cycle	24	23	1	33	27	6	(9)

        As a result of the H3C transaction, we reclassified $440 million of accounts receivable and $200 million of inventory as assets held for sale, and $129 million of accounts payable as liabilities held for sale in the Condensed Consolidated Balance Sheets as of April 30, 2016. The working capital metrics and cash conversion cycle amounts in the table above include the impact of these reclassifications. See Note 9, "Acquisition and Divestitures", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I for more details on the H3C transaction. The cash conversion cycle without the reclassification of assets and liabilities as held for sale increased by 3 days to 27 days, which reflects DSO of 58 days, DOS of 23 days and DPO of 54 days. As the operational results of H3C are included in our Condensed Consolidated and Combined Financial Statements, we

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

believe this measure is a truer reflection of our cash conversion cycle for the first six months of fiscal 2016.

Three months ended April 30, 2016 compared with three months ended April 30, 2015

        DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in fiscal 2015, the decrease in DSO was due primarily to the impact of the reclassification of certain accounts receivable as held for sale as a result of the H3C transaction and improved collections, the effects of which were partially offset by an increase in extended payment terms and unfavorable currency impacts.

        DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2015, there was no change in DOS due primarily to the reclassification of certain inventory as held for sale as a result of the H3C transaction. This was offset by higher inventory held at contract manufacturers and higher inventory to support service levels.

        DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2015, the increase in DPO was primarily the result of an extension of payment terms with our product suppliers and purchasing linearity. This was partially offset by the impact of the reclassification of certain accounts payable classified as held for sale as a result of the H3C transaction.

        The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms (including extended payment terms from suppliers), the extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.

Investing Activities

        Compared to the corresponding period in fiscal 2015, net cash used in investing activities decreased by $0.3 billion for the six months ended April 30, 2016. The decrease was due primarily to proceeds in the current period from business divestitures in Software and ES and lower payments in connection with business acquisitions.

Financing Activities

        Compared to the corresponding period in fiscal 2015, net cash used in financing activities increased by $0.7 billion for the six months ended April 30, 2016, due primarily to cash utilization for repurchases of common stock and dividend payments partially offset by a final cash allocation from former Parent.

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Outstanding borrowings increased to $16.2 billion as of April 30, 2016, as compared to $15.8 billion at October 31, 2015, bearing weighted-average interest rates of 3.7% and 3.0%, respectively. During the first six months of fiscal 2016, we issued $8.9 billion and repaid $8.6 billion of commercial paper.

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

Available Borrowing Resources

        As of April 30, 2016, we had the following additional liquidity resources available if needed:

As of April 30, 2016
In millions
Commercial paper programs	$4,212
Uncommitted lines of credit	$1,822

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

Retirement and Post-Retirement Benefit Plan Funding

        For the remainder of fiscal 2016, we anticipate making additional contributions of approximately $144 million to our non-U.S. pension plans and approximately $1 million to our U.S. non-qualified plan

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

participants and expect to pay approximately $2 million to cover benefit claims under the Company's post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, "Retirement and Post-Retirement Benefit Plans", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Restructuring Plans

        As of April 30, 2016, we expect to make future cash payments of approximately $2.5 billion in connection with our approved restructuring plans which include $0.6 billion expected to be paid through the remainder of fiscal 2016 and $1.9 billion expected to be paid through fiscal 2021. For more information on our restructuring activities, see Note 3, "Restructuring", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Uncertain Tax Positions

        As of April 30, 2016, we had approximately $3.5 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $51 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, "Taxes on Earnings", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Cross-indemnification with HP Inc.

        In connection with the separation, the Company entered into a Separation and Distribution Agreement with HP Inc. effective November 1, 2015 where the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the separation. Additionally, in connection with the separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc. effective November 1, 2015 that governs the rights and obligations of the Company and HP Inc. for certain pre-separation tax liabilities. The Tax Matters Agreement provides that the Company and HP Inc. will share certain pre-separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HP Inc.'s U.S. and certain non-U.S. income tax returns. For more information on our General Cross-indemnification and Tax Matters Agreement and Other Income Tax Matters with HP Inc., see Note 18, "Guarantees, Indemnifications and Warranties", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

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

Item 1A. Risk Factors.

        Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2015, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock as well as the following risks.

The proposed separation of our Enterprise Services business and subsequent merger may not be consummated as or when planned or at all, and may not achieve the intended benefits.

        The proposed separation of our Enterprise Services business, distribution of the shares of Everett SpinCo common stock to our stockholders and subsequent merger of Everett SpinCo with a wholly-owned subsidiary of Computer Sciences Corporation ("CSC") may not be consummated as currently contemplated or at all, or may encounter unanticipated delays or other roadblocks, including delays in obtaining necessary regulatory approvals. In addition, the transactions could create unanticipated difficulties in our Enterprise Services business prior to their consummation, or in our other businesses. Planning and executing the proposed separation, distribution and subsequent merger will require significant time, effort, and expense, and may divert the attention of our management and employees from other aspects of our business operations, and any delays in completion of the proposed separation, distribution and subsequent merger may increase the amount of time, effort, and expense that we devote to the transactions, which could adversely affect our business, financial condition and results of operations.

        There can be no assurance that we will be able to complete the transactions on the terms currently contemplated or at all. Disruptions in general market conditions or in the Enterprise Services business could affect our ability to complete the transactions. The proposed separation, distribution and subsequent merger are also subject to numerous closing conditions, including, among others, approval of the issuance of the CSC common stock by the requisite vote of CSC's stockholders; the effectiveness of CSC's registration statement registering the CSC common stock to be issued pursuant to the merger agreement; the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain required foreign antitrust approvals, and a cash dividend payment to us which is expected to be financed through borrowing.

        In addition, if we complete the proposed separation, distribution and subsequent merger, there can be no assurance that we will be able to realize the intended benefits of the transactions or that the combined company will perform as anticipated. Specifically, the proposed transactions could cause disruptions in our remaining businesses, the Enterprise Services business and CSC's business, including by disrupting operations or causing customers to delay or to defer decisions or to end their relationships. Similarly, it is possible that current or prospective employees of the Enterprise Services business or CSC could experience uncertainty about their future roles with the combined company, which could harm the ability of the Enterprise Services business or CSC to attract and retain key personnel. Any of the foregoing could adversely affect our remaining businesses, CSC's or the Enterprise Services business, financial condition and results of operations.

        In addition, CSC and the Enterprise Services business could face difficulties in integrating their businesses, or CSC could face difficulties in its business generally, as a result of which our stockholders may not receive benefits or value in excess of the benefits and value that might have been created or realized had we retained the Enterprise Services business.

The stock distribution could result in significant tax liability, and CSC may in certain cases be obligated to indemnify us for any such tax liability imposed on us.

        We will receive a tax opinion from outside counsel to the effect that (i) the distribution and certain related transactions will qualify as a "reorganization" under Sections 368(a), 361 and 355 of the Internal Revenue Code of 1986 (the "Code"); (ii) no income, gain or loss will be recognized by us, Everett SpinCo or the holders of our common stock as a result of the distribution and such related transactions (except with respect to the receipt of cash in lieu of fractional shares of Everett SpinCo common stock, if any); and (iii) the merger will qualify as a "reorganization" within the meaning of Section 368(a) of the Code, and no income, gain or loss will be recognized, for U.S. federal income tax purposes by Everett SpinCo or the holders of Everett SpinCo common stock as a result of the merger (except with respect to the receipt of cash in lieu of fractional shares of CSC common stock).

        Assuming that the distribution and the merger so qualify, for U.S. federal income tax purposes, no gain or loss will be recognized by a holder of our common stock upon the receipt of Everett SpinCo common stock pursuant to the distribution or upon the merger other than with respect to cash received in lieu of fractional shares, and we will not recognize gain or loss with respect to the transfer of Everett SpinCo common stock pursuant to the distribution. We may also seek a ruling from the Internal Revenue Service (the "IRS") regarding certain issues relevant to the qualification of the distribution and certain other aspects of the separation for tax-free treatment for U.S. federal income tax purposes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (February 2016)	1,136	$13.17	1,136	$1,961,730
Month #2 (March 2016)(1)	14,180	$12.34	14,180	$1,786,730
Month #3 (April 2016)	—	—	—	$1,786,730

Total	15,316	$12.40	15,316

(1)
In November 2015, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") with a financial institution under which the Company paid an aggregate of $1.1 billion upfront to the financial institution. For the three months ended April 30, 2016, the Company received a delivery of 14 million shares of the Company's common stock, which were retired and recorded as a $0.2 billion reduction to stockholders' equity. During the first and second quarters of fiscal 2016, the total shares repurchased under the ASR Agreement was 78 million shares based on the average daily volume weighted average stock price of the Company's common stock during the term of the transaction, plus transaction fees. This was in addition to the Company's open market repurchase activities. See Note 15, "Stockholders' Equity" to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part 1, which is incorporated herein by reference.

        On October 13, 2015, the Hewlett Packard Enterprise Board of Directors announced the authorization of a $3.0 billion share repurchase program. Hewlett Packard Enterprise may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. Share repurchases settled in the second quarter of fiscal 2016 consisted of open market purchases and private transactions. As of April 30, 2016, the Company had remaining authorization of $1.8 billion for future share repurchases. On May 24, 2016, the Company announced that its Board of Directors authorized an additional $3.0 billion under the Company's authorized share repurchase program.

Item 5. Other Information.

        None.

Item 6. Exhibits.

        The Exhibit Index beginning on page 91 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TIMOTHY C. STONESIFER Timothy C. Stonesifer Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: June 8, 2016

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.8	Agreement and Plan of Merger, dated May 24, 2016, among Hewlett Packard Enterprise, CSC, Everett and Merger Sub	8-K	001-37483	2.1	May 26, 2016
2.9	Separation and Distribution Agreement, dated May 24, 2016, between Hewlett Packard Enterprise and Everett	8-K	001-37483	2.2	May 26, 2016
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015
4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.10	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.10	October 13, 2015
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.11	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.13	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029	10-K	001-04423	4.13	December 17, 2015
4.14	Hewlett Packard Enterprise 401(k) Plan	S-8	333-207680	4.3	October 30, 2015
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	10	001-37483	10.1	September 28, 2015
10.2	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan	10	001-37483	10.2	September 28, 2015
10.3	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.4	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.5	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.6	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.7	Form of Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.5	November 5, 2015
10.8	Form of Performance-Adjusted Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.6	November 5, 2015
10.9	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.10	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.11	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.12	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.13	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
10.14	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.15	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.16	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
11	None
12	Statement of Computation of Ratio of Earnings to Fixed Charges‡
15	None
18-19	None
22-24	None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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