Form 10-Q
period 2016-07-31
Hewlett Packard Enterprise Co
filed 2016-09-08
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2016
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-37483
_______________________________________________________________________________
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
3000 Hanover Street, Palo Alto, California	94304
(Address of principal executive offices)	(Zip code)
(650) 687-5817 (Registrant's telephone number, including area code)
_______________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of August 31, 2016 was 1,665,537,308 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2016

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the previously announced spin-off and merger of our non-core software assets, spin-off and merger of our Enterprise Services business, and the completed separation transaction and the future performance of the post-separation company, as well as the execution of restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy, including the planned spin-off and merger of our non-core software assets, spin-off and merger of our Enterprise Services business; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former Parent; risks associated with Hewlett Packard Enterprise's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the separation transaction and the execution, timing and results of any restructuring plans, including the anticipated benefits of the separation transaction and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of Hewlett Packard Enterprise's Annual Report on Form 10-K for the fiscal year ended October 31, 2015 and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements and Supplementary Data.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Earnings
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	In millions, except per share amounts
Net revenue:
Products	$4,528	$4,811	$14,509	$14,190
Services	7,588	8,157	22,866	24,196
Financing income	94	89	270	273
Total net revenue	12,210	13,057	37,645	38,659
Costs and expenses:
Cost of products	2,997	3,241	9,623	9,446
Cost of services	5,576	6,008	17,012	18,077
Financing interest	65	58	183	182
Research and development	555	602	1,764	1,686
Selling, general and administrative	1,938	2,040	5,957	5,987
Amortization of intangible assets	210	225	629	632
Restructuring charges	369	24	841	404
Acquisition and other related charges	37	46	127	69
Separation costs	135	255	305	458
Defined benefit plan settlement charges	—	178	—	178
Impairment of data center assets	—	136	—	136
Gain on H3C divestiture	(2,169)	—	(2,169)	—
Total costs and expenses	9,713	12,813	34,272	37,255
Earnings from operations	2,497	244	3,373	1,404
Interest and other, net	(18)	4	(212)	(42)
Loss from equity interests	(72)	—	(72)	(2)
Earnings before taxes	2,407	248	3,089	1,360
Provision for taxes	(135)	(24)	(230)	(284)
Net earnings	$2,272	$224	$2,859	$1,076
Net earnings per share:(1)
Basic	$1.35	$0.13	$1.66	$0.60
Diluted	$1.32	$0.13	$1.64	$0.59
Cash dividends declared per share	$0.06	$—	$0.22	$—
Weighted-average shares used to compute net earnings per share:(1)
Basic	1,681	1,804	1,722	1,804
Diluted	1,715	1,834	1,748	1,834
______________________________________________________________________________

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

The accompanying notes are an integral part of these Condensed
Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015

Net earnings	$2,272	$224	$2,859	$1,076
Other comprehensive income (loss) before taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	7	5	11	(4)
(Gains) losses reclassified into earnings	(1)	—	3	—
	6	5	14	(4)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains arising during the period	172	183	108	415
Net gains reclassified into earnings	(19)	(71)	(210)	(370)
	153	112	(102)	45
Change in unrealized components of defined benefit plans:
Losses arising during the period	(13)	—	(14)	—
Amortization of actuarial loss and prior service benefit	72	34	214	104
Curtailments, settlements and other	1	—	(16)	1
	60	34	184	105
Change in cumulative translation adjustment	(183)	(44)	(265)	(112)
Other comprehensive income (loss) before taxes	36	107	(169)	34
(Provision) benefit for taxes	(46)	(14)	7	(36)
Other comprehensive (loss) income, net of tax	(10)	93	(162)	(2)
Comprehensive income	$2,262	$317	$2,697	$1,074
The accompanying notes are an integral part of these Condensed
Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	July 31, 2016	October 31, 2015
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,743	$9,842
Accounts receivable	6,951	8,538
Financing receivables	3,030	2,918
Inventory	1,848	2,198
Assets held for sale	906	—
Other current assets	4,992	6,468
Total current assets	28,470	29,964
Property, plant and equipment	9,579	9,886
Long-term financing receivables and other assets	12,715	10,875
Investments in equity interests	2,675	—
Goodwill	24,171	27,261
Intangible assets	1,211	1,930
Total assets	$78,821	$79,916
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$911	$691
Accounts payable	5,030	5,828
Employee compensation and benefits	2,206	2,902
Taxes on earnings	366	476
Deferred revenue	4,749	5,154
Accrued restructuring	613	628
Liabilities held for sale	197	—
Other accrued liabilities	5,412	6,314
Total current liabilities	19,484	21,993
Long-term debt	15,354	15,103
Other liabilities	11,157	8,902
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued and outstanding at July 31, 2016)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,664 shares issued and outstanding at July 31, 2016)	17	—
Additional paid-in capital	35,100	—
Retained earnings	2,486	—
Former Parent company investment	—	38,550
Accumulated other comprehensive loss	(5,177)	(5,015)
Total HPE stockholders' equity	32,426	33,535
Non-controlling interests	400	383
Total stockholders' equity	32,826	33,918
Total liabilities and stockholders' equity	$78,821	$79,916
The accompanying notes are an integral part of these Condensed
Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2016	2015
	In millions
Cash flows from operating activities:
Net earnings	$2,859	$1,076
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,903	2,959
Stock-based compensation expense	432	353
Provision for doubtful accounts	38	33
Provision for inventory	128	94
Restructuring charges	841	404
Deferred taxes on earnings	(1,012)	(876)
Excess tax benefit from stock-based compensation	(9)	(92)
Gain on H3C divestiture	(2,169)	—
Loss from equity interests	72	2
Other, net	114	273
Changes in operating assets and liabilities, net of acquisitions:(1)
Accounts receivable	988	591
Financing receivables	(252)	(128)
Inventory	3	(464)
Accounts payable	(683)	7
Taxes on earnings	781	1,332
Restructuring	(746)	(813)
Other assets and liabilities	(1,542)	(932)
Net cash provided by operating activities	2,746	3,819
Cash flows from investing activities:
Investment in property, plant and equipment	(2,412)	(2,606)
Proceeds from sale of property, plant and equipment	317	267
Purchases of available-for-sale securities and other investments	(540)	(173)
Maturities and sales of available-for-sale securities and other investments	499	242
Payments made in connection with business acquisitions, net of cash acquired	(22)	(2,617)
Proceeds from business divestitures, net	2,788	53
Net cash provided by (used in) investing activities	630	(4,834)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	(51)	(77)
Issuance of debt	782	636
Payment of debt	(568)	(690)
Settlement of cash flow hedge	3	—
Issuance of common stock under employee stock plans	79	—
Repurchase of common stock	(2,662)	—
Net transfer from former Parent	491	1,519
Excess tax benefit from stock-based compensation	9	92
Cash dividends paid	(281)	(10)
Net cash (used in) provided by financing activities	(2,198)	1,470
Increase in cash and cash equivalents	1,178	455
Cash held for sale(1)	(277)	—
Cash and cash equivalents at beginning of period	9,842	2,319
Cash and cash equivalents at end of period	$10,743	$2,774

(1)
The impact of assets and liabilities reclassified as held for sale during the period was not considered in the changes in operating assets and liabilities, net of acquisitions, within cash flows from operating activities. See Note 9 "Acquisition and Divestitures" for more details on the assets and liabilities reclassified as held for sale.

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
On November 1, 2015, the Company became an independent, publicly-traded company through a pro-rata distribution by HP Inc., formerly known as Hewlett-Packard Company ("former Parent"), of 100% of the outstanding shares of Hewlett Packard Enterprise Company to HP Inc.'s stockholders. Each HP Inc. stockholder of record received one share of Hewlett Packard Enterprise common stock for each share of HP Inc. common stock held on the record date. Approximately 1.8 billion shares of Hewlett Packard Enterprise common stock were distributed on November 1, 2015 to HP Inc. stockholders. In connection with the separation, Hewlett Packard Enterprise's common stock began trading "regular-way" under the ticker symbol "HPE" on the New York Stock Exchange on November 2, 2015.
Basis of Presentation
Prior to October 31, 2015, the Combined Financial Statements were derived from the Consolidated Financial Statements and accounting records of former Parent, as if the Company was operating on a standalone basis during the periods presented. From and after October 31, 2015, substantially all of the assets and liabilities and operations of the Company were transferred from former Parent to the Company, and the Condensed Consolidated and Combined Financial Statements included the accounts of the Company and its wholly-owned subsidiaries in accordance with the separation agreement for the transfer from former Parent to the Company. These Condensed Consolidated and Combined Financial Statements of the Company were prepared in connection with the separation and in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP").
In the opinion of management, the accompanying unaudited Condensed Consolidated and Combined Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of July 31, 2016 and October 31, 2015, its results of operations for the three and nine months ended July 31, 2016 and 2015 and its cash flows for the nine months ended July 31, 2016 and 2015.
The results of operations and cash flows for the nine months ended July 31, 2016 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2015, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Combined and Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.
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
Prior to the separation, intercompany transactions between the Company and former Parent are considered to be effectively settled in the Condensed Consolidated and Combined Financial Statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Consolidated and Combined Statements of Cash Flows within financing activities and within the stockholders' equity section of the Condensed Consolidated Balance Sheets in Former Parent company investment.
The Company accounts for investments in companies over which it has the ability to exercise significant influence but does not hold a controlling interest under the equity method of accounting, and the Company records its proportionate share of income or losses in earnings (loss) from equity interests in the Condensed Consolidated and Combined Statements of Earnings. The Company's proportionate share of losses in its equity method investments previously included in Interest and other, net, and Other, net, in the Condensed Consolidated and Combined Statements of Earnings and Condensed Consolidated and Combined

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Statements of Cash Flows, respectively, for all prior periods, were reclassified to Loss from equity interests to conform to the current year presentation.
Non-controlling interests are presented as a separate component within Total stockholders' equity in the Condensed Consolidated Balance Sheets. Net earnings attributable to non-controlling interests are recorded within Interest and other, net in the Condensed Consolidated and Combined Statements of Earnings and are not presented separately, as they were not material for any period presented.
September 2016 Announcement of Spin-Off and Merger of Non-Core Software Assets
On September 7, 2016, the Company announced plans for a spin-off and merger of its non-core software assets (“Seattle Assets”) with Micro Focus International plc (“Micro Focus”) (collectively, the “Seattle Transaction”), which will create a pure-play enterprise software company. Upon the completion of the Seattle Transaction, which is currently targeted to be completed by the second half of fiscal 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise and 50.1% of the new combined company. The transaction is subject to certain customary closing conditions including approval by Micro Focus shareholders, the effective filing of related registration statements, regulatory approvals, the anticipated tax treatment of the Transaction, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain required foreign anti-trust approvals.
May 2016 Announcement of Enterprise Services Business Spin-Off and Merger
On May 24, 2016, the Company announced plans for a tax-free spin-off and merger of its Enterprise Services business ("Everett") with Computer Sciences Corporation ("CSC") (collectively, the "Everett Transaction"), which will create a pure-play, global IT services company (collectively, the "Everett Transaction"). Upon the completion of the transaction, which is currently targeted to be completed by March 31, 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise and approximately fifty percent of the new combined company. The Everett transaction is subject to certain customary closing conditions including approval by CSC shareholders, the effective filing of related registration statements, completion of a tax-free spin-off, Everett debt exchange, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain required foreign anti-trust approvals.
Segment Realignment
The Company has implemented certain segment and business unit realignments in order to align its segment financial reporting more closely with its current business structure. Reclassifications of certain prior year segment and business unit financial information have been made to conform to the current-year presentation. None of the changes impact the Company's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share ("EPS"). See Note 2, "Segment Information", for a further discussion of the Company's segment realignment.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Condensed Consolidated and Combined Financial Statements and accompanying notes. Actual results could differ materially from those estimates.
Accounting Pronouncements
In August 2016, the Financial Accounting Standard Board (“FASB”) amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company is required to adopt the guidance in the first quarter of fiscal 2019. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated and Combined Financial Statements.
In June 2016, the FASB amended the existing accounting standards for the measurement of credit losses. The amendments require an entity to estimate its lifetime expected credit loss for most financial instruments, including trade and lease receivables, and record an allowance for the portion of the amortized cost the entity does not expect to collect. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The Company is required to adopt the guidance in the first quarter of fiscal 2021.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Early adoption is permitted beginning in fiscal 2020. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated and Combined Financial Statements.
In March 2016, the FASB amended the existing accounting standards for employee share-based payment arrangements. The amendments require all excess tax benefits and tax deficiencies associated with share-based payments to be recognized as income tax expense or income tax benefit, respectively, rather than as additional paid-in capital. The amendments also increase the amount an employer can withhold in order to cover income taxes on awards, allows companies to recognize forfeitures of awards as they occur, and requires companies to present excess tax benefits from stock-based compensation as an operating activity in the statement of cash flows rather than as a financing activity. The Company is required to adopt the guidance in the first quarter of fiscal 2018. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated and Combined Financial Statements.
In February 2016, the FASB amended the existing accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use ("ROU") asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For finance leases, lease expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, lease expense will generally be recognized on a straight-line basis over the lease term. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company is required to adopt the guidance in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated and Combined Financial Statements.
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
In September 2015, the FASB amended the existing accounting standards to simplify the accounting for measurement period adjustments to provisional amounts recognized in a business combination. The amendments require all such adjustments to be recognized in the period they are determined. Adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item, either on the face of the income statement or within the footnotes. The Company elected to early adopt the amendments in the first quarter of fiscal 2016, as permitted by the standard. The adoption of the amendments did not have a material impact on the Company's Condensed Consolidated and Combined Financial Statements. See Footnote 9, "Acquisitions and Divestitures", for additional information on measurement period adjustments recognized during the nine months ended July 31, 2016.
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
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update for a one-year deferral of the effective date, with an option of applying the standard on the original effective date, which for the Company is the first quarter of fiscal 2018. In accordance with this deferral, the Company is required to adopt these amendments in the first quarter of fiscal 2019. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its Condensed Consolidated and Combined Financial Statements.
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
Segment Policy
Hewlett Packard Enterprise derives the results of the business segments directly from its internal management reporting system. The accounting policies that Hewlett Packard Enterprise uses to derive segment results are substantially the same as those used to derive consolidated results. Management measures the performance of each segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to allocate resources to, each of the segments.
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
Hewlett Packard Enterprise periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement by the Hewlett Packard Enterprise legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by Hewlett Packard Enterprise and its business segments. As disclosed in Note 6, "Taxes on Earnings", Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $3.7 billion and $5.0 billion during fiscal 2016 and 2015 respectively. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years. The impact of these intercompany arrangements are eliminated from both Hewlett Packard Enterprise consolidated and segment net revenues.
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
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate governance costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition and other related charges, separation costs, defined benefit

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

plan settlement charges, impairment of data center assets, gain on H3C divestiture, interest and other costs and loss from equity interests.
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
In May 2016, Tsinghua Holdings’ subsidiary, Unisplendour Corporation, purchased 51% of the new business named H3C Technologies ("H3C"), comprising Hewlett Packard Enterprise’s H3C Technologies and China-based servers, storage and technology services business which were previously reported within the EG segment. During the third quarter of fiscal 2016, the Company completed the sale of its assets and liabilities that were identified as part of the H3C transaction. The Company retained a 49% interest in the new company, which it recorded as an equity method investment. See Note 9, "Acquisitions and Divestitures" and Note 19, "Equity Method Investments" for additional information.
During the third quarter of fiscal 2016, the Company signed a definitive agreement with The Blackstone Group to sell at least 84% and up to 100% of its equity stake in MphasiS Limited ("MphasiS" or “MphasiS disposal group”) and as such, the transaction met all of the held for sale criteria. The financial results of MphasiS are reported within the ES segment. Accordingly, 100% of the assets and liabilities reported in the ES segment that were identified as part of the MphasiS transaction were reclassified as held for sale. On September 1, 2016, the Company completed the MphasiS divestiture. See Note 9, "Acquisitions and Divestitures" for additional information.
There have been no material changes to the total assets of Hewlett Packard Enterprise's individual segments since October 31, 2015 with the exception of assets and liabilities sold as part of the H3C transaction in May 2016 and assets and liabilities reclassified as held for sale as a result of the MphasiS transaction during the third quarter of fiscal 2016.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Segment Operating Results

	Enterprise Group	Enterprise Services	Software	Financial Services	Corporate Investments	Total
	In millions
Three months ended July 31, 2016
Net revenue	$6,223	$4,534	$666	$787	$—	$12,210
Intersegment net revenue and other	253	191	72	25	—	541
Total segment net revenue	$6,476	$4,725	$738	$812	$—	$12,751
Segment earnings (loss) from operations	$815	$393	$131	$80	$(83)	$1,336
Three months ended July 31, 2015
Net revenue	$6,674	$4,779	$821	$782	$1	$13,057
Intersegment net revenue and other	333	197	80	25	—	635
Total segment net revenue	$7,007	$4,976	$901	$807	$1	$13,692
Segment earnings (loss) from operations	$881	$285	$185	$87	$(109)	$1,329
Nine months ended July 31, 2016
Net revenue	$19,689	$13,559	$2,089	$2,305	$3	$37,645
Intersegment net revenue and other	848	577	203	71	—	1,699
Total segment net revenue	$20,537	$14,136	$2,292	$2,376	$3	$39,344
Segment earnings (loss) from operations	$2,576	$948	$459	$253	$(269)	$3,967
Nine months ended July 31, 2015
Net revenue	$19,683	$14,179	$2,452	$2,339	$6	$38,659
Intersegment net revenue and other	866	607	211	76	—	1,760
Total segment net revenue	$20,549	$14,786	$2,663	$2,415	$6	$40,419
Segment earnings (loss) from operations	$2,862	$607	$501	$262	$(308)	$3,924

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

The reconciliation of segment operating results to Hewlett Packard Enterprise consolidated and combined results was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	In millions
Net Revenue:
Total segments	$12,751	$13,692	$39,344	$40,419
Elimination of intersegment net revenue and other	(541)	(635)	(1,699)	(1,760)
Total Hewlett Packard Enterprise consolidated and combined net revenue	$12,210	$13,057	$37,645	$38,659
Earnings before taxes:
Total segment earnings from operations	$1,336	$1,329	$3,967	$3,924
Corporate and unallocated costs and eliminations	(128)	(104)	(429)	(290)
Stock-based compensation expense	(129)	(117)	(432)	(353)
Amortization of intangible assets	(210)	(225)	(629)	(632)
Restructuring charges	(369)	(24)	(841)	(404)
Acquisition and other related charges	(37)	(46)	(127)	(69)
Separation costs	(135)	(255)	(305)	(458)
Defined benefit plan settlement charges	—	(178)	—	(178)
Impairment of data center assets	—	(136)	—	(136)
Gain on H3C divestiture	2,169	—	2,169	—
Interest and other, net	(18)	4	(212)	(42)
Loss from equity interests	(72)	—	(72)	(2)
Total Hewlett Packard Enterprise consolidated and combined earnings before taxes	$2,407	$248	$3,089	$1,360

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Net revenue by segment and business unit was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	In millions
Servers	$3,368	$3,520	$10,497	$10,447
Technology Services	1,745	1,880	5,378	5,800
Networking	639	823	2,376	1,941
Storage	724	784	2,286	2,361
Enterprise Group	6,476	7,007	20,537	20,549
Infrastructure Technology Outsourcing	2,866	3,036	8,579	9,039
Application and Business Services	1,859	1,940	5,557	5,747
Enterprise Services	4,725	4,976	14,136	14,786
Software	738	901	2,292	2,663
Financial Services	812	807	2,376	2,415
Corporate Investments	—	1	3	6
Total segment net revenue	12,751	13,692	39,344	40,419
Elimination of intersegment net revenue and other	(541)	(635)	(1,699)	(1,760)
Total Hewlett Packard Enterprise consolidated and combined net revenue	$12,210	$13,057	$37,645	$38,659
Note 3: Restructuring
Summary of Restructuring Plans
Restructuring charges of $369 million and $24 million have been recorded by the Company for the three months ended July 31, 2016 and 2015, respectively, and restructuring charges of $841 million and $404 million have been recorded for the nine months ended July 31, 2016 and 2015, respectively, based on restructuring activities impacting the Company's employees and infrastructure. Restructuring activities related to the Company's employees and infrastructure, summarized by plan, are presented in the table below:

	Fiscal 2015 Plan		Fiscal 2012 Plan		Other Plans
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Employee Severance	Infrastructure and other	Total
	In millions
Liability as of October 31, 2015	$351	$—	$321	$45	$1	$24	$742
Charges	581	189	72	1	—	(2)	841
Cash payments	(382)	(100)	(234)	(19)	—	(10)	(745)
Non-cash items	(25)	(50)	—	(1)	—	(1)	(77)
Liability as of July 31, 2016	$525	$39	$159	$26	$1	$11	$761
Total costs incurred to date, as of July 31, 2016	$932	$190	$3,964	$546	$1,997	$1,127	$8,756
Total costs expected to be incurred, as of July 31, 2016	$2,158	$423	$3,964	$546	$1,997	$1,127	$10,215
The current restructuring liability reported in Accrued restructuring in the Condensed Consolidated Balance Sheets at July 31, 2016 and October 31, 2015 was $613 million and $628 million, respectively. The long-term restructuring liability

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

reported in Other liabilities in the Condensed Consolidated Balance Sheets at July 31, 2016 and October 31, 2015 was $148 million and $114 million, respectively.
Fiscal 2015 Restructuring Plan
On September 14, 2015, former Parent's Board of Directors approved a restructuring plan (the "2015 Plan") in connection with the separation which will be implemented through fiscal 2018. As part of the 2015 Plan, the Company expects approximately 30,000 employees to exit the Company by the end of 2018. These workforce reductions are primarily associated with the Company's Enterprise Services segment. The changes to the workforce will vary by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. The Company estimates that it will incur aggregate pre-tax charges through fiscal 2018 of approximately $2.6 billion in connection with the 2015 Plan, of which approximately $2.2 billion relates to workforce reductions and $423 million primarily relates to real estate consolidation.
Fiscal 2012 Restructuring Plan
On May 23, 2012, former Parent adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of July 31, 2016 and October 31, 2015 the Company had eliminated 42,100 positions in connection with the 2012 Plan, with a portion of those employees exiting the Company as part of voluntary enhanced early retirement ("EER") programs in the U.S. and in certain other countries. During the first nine months of fiscal 2016, the Company recorded severance charges of $72 million and infrastructure charges of $1 million as a result of a change in the estimate of expected cash payouts. The Company recognized $4.5 billion in total aggregate charges in connection with the 2012 Plan, with approximately $4.0 billion related to workforce reductions, including the EER programs, and $546 million related to infrastructure, including data center and real estate consolidation and other items. The 2012 Plan is substantially complete and the severance and infrastructure related cash payments associated with the 2012 Plan are expected to be substantially paid out through fiscal 2021.
Other Plans
Restructuring plans initiated by former Parent in fiscal 2008 and 2010 were substantially completed as of April 30, 2015. Severance and infrastructure related cash payments associated with these plans are expected to be paid out through fiscal 2019.
Note 4: Retirement and Post-Retirement Benefit Plans
Pension Benefit Expense
Prior to October 31, 2015 and with the exception of certain defined benefit pension plans, of which the Company was the sole sponsor, certain Hewlett Packard Enterprise eligible employees, retirees and other former employees participated in certain U.S. and international defined benefit pension plans offered by former Parent. These plans, whose participants included both Company employees and employees of the former Parent, were accounted for as multiemployer benefit plans, and the related net benefit plan obligations were not included in the Company's Combined Balance Sheets through July 31, 2015. The related benefit plan expense was allocated to the Company based on the Company's labor costs and allocations of corporate and other shared functional personnel. Substantially all plan assets and the related benefit obligations that were directly attributable to Hewlett Packard Enterprise eligible employees, retirees and other former employees were transferred to the Company as of October 31, 2015.
The Company recognized total net pension and other post-retirement benefit expense in the Condensed Consolidated and Combined Statement of Earnings of $38 million and $16 million for the three months ended July 31, 2016 and 2015 respectively, and $108 million and $68 million for the nine months ended July 31, 2016 and 2015, respectively. The amount for the three and nine months ended July 31, 2015 includes a $15 million related benefit plan credit that was allocated to the Company by former Parent for the multiemployer pension plans.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

The Company's net pension and post-retirement benefit costs that were directly attributable to the eligible employees, retirees and other former employees of Hewlett Packard Enterprise and recognized in the Condensed Consolidated and Combined Statements of Earnings were as follows:

	Three months ended July 31,
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2016	2015	2016	2015	2016	2015
	In millions
Service cost	$—	$—	$64	$18	$1	$—
Interest cost	—	4	137	63	2	—
Expected return on plan assets	—	—	(244)	(97)	(1)	—
Amortization and deferrals:
Actuarial loss (gain)	—	1	79	34	(1)	—
Prior service benefit	—	—	(6)	(1)	—	—
Net periodic benefit cost	—	5	30	17	1	—
Settlement loss	—	—	1	—	—	—
Special termination benefits	—	—	6	9	—	—
Net benefit cost	$—	$5	$37	$26	$1	$—

	Nine months ended July 31,
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2016	2015	2016	2015	2016	2015
	In millions
Service cost	$—	$—	$192	$54	$3	$—
Interest cost	—	12	414	191	6	—
Expected return on plan assets	—	—	(738)	(294)	(2)	—
Amortization and deferrals:
Actuarial loss (gain)	—	2	235	103	(3)	—
Prior service benefit	—	—	(18)	(1)	—	—
Net periodic benefit cost	—	14	85	53	4	—
Settlement loss	—	—	2	1	—	—
Special termination benefits	—	—	17	15	—	—
Net benefit cost	$—	$14	$104	$69	$4	$—
Defined Benefit Plan Settlement Charges
In January 2015, former Parent offered certain terminated vested participants of the U.S. HP Pension Plan (a Shared plan) a one-time voluntary window during which they could elect to receive their pension benefit as a lump sum payment. During the three months ended July 31, 2015, the former Parent pension plan trust made lump sum payments to eligible participants who elected to receive their pension benefit under this lump sum program. As a result of the lump sum program, former Parent incurred a settlement expense during the three months ended July 31, 2015 and a remeasurement of the U.S. defined benefit plans was required. Settlement expense and additional net periodic benefit cost totaling $178 million resulting from this lump sum program was determined to be directly attributable to the Company and was recognized in Defined benefit plan settlement charges in the Condensed Consolidated and Combined Statements of Earnings for the three and nine months ended July 31, 2015.

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
During the nine months ended July 31, 2016, the Company contributed $293 million to its non-U.S. pension plans, and paid $2 million to cover benefit claims under the Company's post-retirement benefit plans. During the remainder of fiscal 2016, as a result of the impact of foreign currency fluctuations, HPE now anticipates making additional contributions of approximately $55 million to its non-U.S. pension plans, approximately $1 million to its U.S. non-qualified plan participants and expects to pay approximately $1 million to cover benefit claims under the Company's post-retirement benefit plans.
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
Note 5: Stock-Based Compensation
Prior to the separation, certain of the Company's employees participated in stock-based compensation plans sponsored by former Parent. Former Parent's stock-based compensation plans included incentive compensation plans and an employee stock purchase plan. All awards granted under the plans were based on former Parent's common shares and as such the award activity is not reflected in the Company's Condensed Consolidated and Combined Financial Statements.
In conjunction with the separation, the Company adopted the Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (the "Plan"). The Plan became effective on November 1, 2015. The total number of shares of the Company's common stock authorized under the Plan was 260 million. The Plan provides for the grant of various types of awards including restricted stock awards, stock options and performance-based awards.
In connection with the separation, and in accordance with the Employee Matters Agreement between HP Inc. and the Company, the Company's employees with outstanding former Parent stock-based awards received replacement stock-based awards under the Plan at separation. The value of the replacement stock-based awards was designed to generally preserve the intrinsic value of the replaced awards immediately prior to separation. The incremental expense incurred by the Company was not material. Also in conjunction with the separation, the Company granted one-time retention stock awards, with a total grant date fair value of approximately $137 million to certain executives. These awards vest over 3 years from the grant date.
Stock-Based Compensation Expense
Stock-based compensation expense and the resulting tax benefits were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	In millions
Stock-based compensation expense	$149	$117	$452	$353
Income tax benefit	(45)	(38)	(134)	(116)
Stock-based compensation expense, net of tax	$104	$79	$318	$237
In May 2016, in connection with the announcement of the Everett Transaction, the Company modified its stock-based compensation program such that certain unvested equity awards outstanding on May 24, 2016 will vest upon the earlier of: (i) the termination of an employee’s employment with HPE as a direct result of an announced sale, divestiture or spin-off of a subsidiary, division or other business; (ii) the termination of an employee’s employment with HPE without cause; or (iii) June

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

1, 2018. This modification also includes changes to the performance and market conditions of certain performance-based awards. As a result, for the three and nine months ended July 31, 2016, stock-based compensation expense in the table above includes pre-tax expense of $15 million, which has been recorded within Separation costs in the Condensed Consolidated and Combined Statements of Earnings. Additionally, for the three and nine months ended July 31, 2016, stock-based compensation expense in the table above includes pre-tax expense of $5 million related to workforce reductions, which has been recorded within Restructuring charges in the Condensed Consolidated and Combined Statements of Earnings.
For the three and nine months ended July 31, 2015, stock-based compensation expense includes expense attributable to the Company based on the awards and terms previously granted under former Parent's incentive compensation plan to the Company's employees prior to the separation and an allocation of former Parent's corporate and shared functional employee expenses. Accordingly, the amounts presented for the three and nine months ended July 31, 2015 are not necessarily indicative of future awards and do not necessarily reflect the results that the Company would have experienced as an independent, publicly-traded company.
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
A summary of restricted stock award activity is as follows:

	Nine Months Ended July 31, 2016
	Shares	Weighted-Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	—	$—
Converted from former Parent's plan	42,012	$15
Granted(1)	31,956	$15
Vested	(9,637)	$15
Forfeited	(3,560)	$15
Outstanding at end of period	60,771	$15
______________________________________________________________________________

(1)	Includes a one-time restricted stock unit retention grant of approximately 5 million shares.
At July 31, 2016, there was $580 million of unrecognized pre-tax, stock-based compensation expense related to unvested restricted stock awards, which the Company expects to recognize over the remaining weighted-average vesting period of 1.2 years.
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

	Three Months Ended July 31, 2016	Nine Months Ended July 31, 2016
Weighted-average fair value(1)	$5	$4
Expected volatility(2)	28.4%	31.1%
Risk-free interest rate(3)	1.2%	1.7%
Expected dividend yield(4)	1.2%	1.5%
Expected term in years(5)	5.3	5.4
______________________________________________________________________________

(1)	The weighted-average fair value was based on the fair value of stock options granted during the period.

(2)	The expected volatility was estimated using the average historical volatility of selected peer companies.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

(5)
For awards subject to service-based vesting, the expected term was estimated using the simplified method detailed in SEC Staff Accounting Bulletin No. 107 and for performance-contingent awards, the expected term represents an output from the lattice model.

A summary of stock option activity is as follows:

	Nine months ended July 31, 2016
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	—	$—
Converted from former Parent's plan	42,579	$15
Granted(1)	25,369	$15
Exercised	(4,861)	$10
Forfeited/canceled/expired	(1,780)	$20
Outstanding at end of period	61,307	$15	5.7	$381
Vested and expected to vest at end of period	59,118	$15	5.7	$369
Exercisable at end of period	25,373	$14	4.1	$194
______________________________________________________________________________

(1)	Includes one-time stock option retention grant of approximately 16 million shares.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the third quarter of fiscal 2016. The aggregate intrinsic value is the difference between the Company's closing common stock price on the last trading day of the third quarter of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three and nine months ended July 31, 2016 was $22 million and $35 million, respectively.
At July 31, 2016, there was $76 million of unrecognized pre-tax, stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 1.9 years.
Employee Stock Purchase Plan
Effective November 1, 2015, the Company adopted the Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan ("ESPP"). The total number of shares of Company's common stock authorized under the ESPP was 80 million. The ESPP allows eligible employees to contribute up to 10% of their eligible compensation to purchase Hewlett Packard

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Enterprise's common stock. The ESPP provides for a discount not to exceed 15% and an offering period up to 24 months. The Company currently offers 6 month offering periods during which employees have the ability to purchase shares at 95% of the closing market price on the purchase date. No stock-based compensation expense was recorded in connection with those purchases, as the criteria of a non-compensatory plan were met.
Note 6: Taxes on Earnings
Provision for Taxes
Prior to the separation, Hewlett Packard Enterprise's operating results were included in former Parent's various consolidated U.S. federal and state income tax returns, as well as non-U.S. tax filings. For the Company's Condensed Consolidated and Combined Financial Statements for the periods prior to the separation, income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis separate from former Parent. The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for the periods presented.
The Company's effective tax rate was 5.6% and 9.7% for the three months ended July 31, 2016 and 2015, respectively, and 7.4% and 20.9% for the nine months ended July 31, 2016 and 2015, respectively. HPE's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from the Company's operations in lower-tax jurisdictions throughout the world. In addition, the Company’s effective tax rate for the three and nine months ended July 31, 2016 was further reduced due to the impact of foreign tax credits generated in relation to foreign earnings taxable in the U.S. primarily related to the divestitures occurring within the quarter. HPE has not provided U.S. taxes for all foreign earnings because the Company plans to reinvest some of those earnings indefinitely outside the U.S.
For the three and nine months ended July 31, 2016, HPE recorded $37 million of net income tax charges and $160 million of net income tax benefits, respectively, related to items discrete to the periods. For the three months ended July 31, 2016, these amounts include tax expense of $123 million related to the H3C divestiture and $61 million for tax indemnifications, the effects of which were partially offset primarily by tax benefits of $131 million on restructuring charges, separation costs, acquisition and other divestiture charges. For the nine months ended July 31, 2016, these amounts include tax benefits of $305 million on restructuring charges, separation costs, acquisition and other divestiture charges, the effects of which were partially offset primarily by tax expense of $123 million related to the H3C divestiture and $22 million related to tax indemnification.
For the three and nine months ended July 31, 2015, HPE recorded $33 million and $146 million, respectively, of net income tax benefits related to discrete items. These amounts primarily included tax benefits on restructuring charges, separation costs and a tax benefit arising from retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 signed into law in December 2014.
Uncertain Tax Positions
The Company is subject to income tax in the U.S. and approximately 105 other countries, and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, former Parent, whose liabilities for which the Company is jointly and severally liable, is subject to numerous ongoing audits by federal, state and foreign tax authorities. The Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company regularly assesses the likely outcomes of these audits in order to determine the appropriateness of the Company's tax provision. The Company adjusts its uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. However, income tax audits are inherently unpredictable and there can be no assurance that the Company will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the Provision for taxes and therefore the resolution of one or more of these uncertainties in any particular period could have a material impact on net income or cash flows.
As of July 31, 2016 and October 31, 2015, the amount of unrecognized tax benefits was $11.1 billion and $4.9 billion, respectively, of which up to $2.4 billion and $0.6 billion would affect the Company's effective tax rate if realized as of their respective periods. The $6.2 billion increase in the amount of unrecognized tax benefits for the nine months ended July 31, 2016 are primarily related to the impact of the Company's joint and several liabilities with HP Inc. that resulted from the separation as well as the unrecognized tax benefits related to the timing of intercompany royalty revenue recognition.
Hewlett Packard Enterprise recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Condensed Consolidated and Combined Statements of

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Earnings. As of July 31, 2016, and October 31, 2015, the Company recognized $328 million and $269 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
Hewlett Packard Enterprise engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. Hewlett Packard Enterprise does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, Hewlett Packard Enterprise believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $78 million within the next 12 months.
Deferred Tax Assets and Liabilities
In the first quarter of fiscal 2016, the Company adopted the amendment to the existing accounting standards for income taxes issued by the FASB in November 2015, and elected to apply it on a retrospective basis. As a result, all of the Company's deferred tax assets and liabilities are classified as non-current as of July 31, 2016 and retrospectively as of October 31, 2015. See Note 1, "Overview and Basis of Presentation", for more details.
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets as follows:

	As of
	July 31, 2016	October 31, 2015
	In millions
Long-term deferred tax assets	$3,958	$3,925
Long-term deferred tax liabilities	(121)	(41)
Deferred tax assets net of deferred tax liabilities	$3,837	$3,884
The Company periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from U.S. GAAP treatment, deferred taxes are recognized. Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $3.7 billion and $5.0 billion during fiscal 2016 and 2015, respectively. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years. Intercompany royalty revenue and the amortization expense related to the licensing rights are eliminated in consolidation.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Note 7: Balance Sheet Details
Balance sheet details were as follows:
Accounts Receivable

	As of
	July 31, 2016	October 31, 2015
	In millions
Accounts receivable	$7,042	$8,647
Allowance for doubtful accounts	(91)	(109)
Total accounts receivable	$6,951	$8,538
The allowance for doubtful accounts related to accounts receivable and changes to the allowance were as follows:

Nine Months Ended July 31, 2016
In millions
Balance at beginning of year	$109
Provision for doubtful accounts	35
Deductions, net of recoveries	(53)
Balance at end of period	$91
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The recourse obligations associated with these short-term financing arrangements as of July 31, 2016 and October 31, 2015 were not material.
The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

Nine Months Ended July 31, 2016
In millions
Balance at beginning of period(1)	$68
Trade receivables sold	1,992
Cash receipts	(1,975)
Foreign currency and other	(3)
Balance at end of period(1)	$82
______________________________________________________________________________

(1)	Beginning and ending balance represents amounts for trade receivables sold but not yet collected.
Inventory

	As of
	July 31, 2016	October 31, 2015
	In millions
Finished goods	$1,182	$1,518
Purchased parts and fabricated assemblies	666	680
Total inventory	$1,848	$2,198
For the nine months ended July 31, 2016, the change in inventory was due primarily to the removal of inventory of $200 million as a result of the divestiture of H3C and lower EG inventory to support service levels.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Property, Plant and Equipment

	As of
	July 31, 2016	October 31, 2015
	In millions
Land	$488	$514
Buildings and leasehold improvements	6,865	6,924
Machinery and equipment, including equipment held for lease	14,320	13,986
	21,673	21,424
Accumulated depreciation	(12,094)	(11,538)
Total property plant and equipment	$9,579	$9,886
For the nine months ended July 31, 2016, the change in gross property, plant and equipment was due primarily to purchases of $2,424 million, partially offset by sales and retirements of $1,957 million, the removal of certain property, plant and equipment as result of the divestiture of H3C of $183 million and unfavorable currency impacts of $22 million. Accumulated depreciation associated with the assets sold and retired was $1,628 million.
Other Liabilities

	As of
	July 31, 2016	October 31, 2015
	In millions
Pension, post retirement and post-employment liabilities	$3,133	$3,432
Deferred revenue-long term	3,470	3,565
Deferred tax liability-long term	121	41
Tax liability-long term	3,301	778
Other long-term liabilities	1,132	1,086
Total other liabilities	$11,157	$8,902
For the nine months ended July 31, 2016, the change in other liabilities was due to an increase in Tax liability-long term. The increase was due primarily to a long term payable with HP Inc. for certain tax liabilities for which the Company is joint and severally liable.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Note 8: Financing Receivables and Operating Leases
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	July 31, 2016	October 31, 2015
	In millions
Minimum lease payments receivable	$7,229	$6,941
Unguaranteed residual value	228	217
Unearned income	(552)	(503)
Financing receivables, gross	6,905	6,655
Allowance for doubtful accounts	(89)	(95)
Financing receivables, net	6,816	6,560
Less: current portion(1)	(3,030)	(2,918)
Amounts due after one year, net(1)	$3,786	$3,642
______________________________________________________________________________

(1)
The Company includes the current portion in Financing receivables, and amounts due after one year, net in Long-term financing receivables and other assets, in the accompanying Condensed Consolidated Balance Sheets.

Credit Quality Indicators
Due to the homogeneous nature of its leasing transactions, the Company manages its financing receivables on an aggregate basis when assessing and monitoring credit risk. Credit risk is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company evaluates the credit quality of an obligor at lease inception and monitors that credit quality over the term of a transaction. The Company assigns risk ratings to each lease based on the creditworthiness of the obligor and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease, and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits.
The credit risk profile of gross financing receivables, based upon internal risk ratings, was as follows:

	As of
	July 31, 2016	October 31, 2015
	In millions
Risk Rating:
Low	$3,461	$3,467
Moderate	3,366	3,115
High	78	73
Total	$6,905	$6,655
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
The allowance for doubtful accounts for financing receivables as of July 31, 2016 and October 31, 2015 and the respective changes during the nine and twelve months then ended were as follows:

	As of
	July 31, 2016	October 31, 2015
	In millions
Balance at beginning of period	$95	$111
Provision for doubtful accounts	3	25
Write-offs	(9)	(41)
Balance at end of period	$89	$95
The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	July 31, 2016	October 31, 2015
	In millions
Gross financing receivables collectively evaluated for loss	$6,668	$6,399
Gross financing receivables individually evaluated for loss	237	256
Total	$6,905	$6,655
Allowance for financing receivables collectively evaluated for loss	$74	$82
Allowance for financing receivables individually evaluated for loss	15	13
Total	$89	$95
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	July 31, 2016	October 31, 2015
	In millions
Billed:(1)
Current 1-30 days	$343	$358
Past due 31-60 days	49	52
Past due 61-90 days	14	14
Past due > 90 days	63	57
Unbilled sales-type and direct-financing lease receivables	6,436	6,174
Total gross financing receivables	$6,905	$6,655
Gross financing receivables on non-accrual status(2)	$147	$154
Gross financing receivables 90 days past due and still accruing interest(2)	$90	$102
______________________________________________________________________________

(1)	Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in machinery and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2016	October 31, 2015
	In millions
Equipment leased to customers	$5,340	$4,428
Accumulated depreciation	(2,109)	(1,513)
	$3,231	$2,915
Note 9: Acquisitions and Divestitures
Acquisitions
During the first nine months of fiscal 2016, the Company completed two acquisitions. In connection with these acquisitions, the Company recorded approximately $12 million of goodwill and $11 million of intangible assets.
The purchase price allocation for previous acquisitions may reflect various preliminary fair value estimates and analysis, including preliminary work performed by third-party valuation specialists, certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and income based taxes, and residual goodwill; which are subject to change within the measurement period as valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined.
During the nine months ended July 31, 2016, $260 million of purchase price adjustments were recorded which impacted goodwill in the EG segment. These measurement period adjustments are primarily provisional tax related items recorded in conjunction with the acquisition of Aruba Networks, Inc. ("Aruba").
In August 2016, the Company entered into a definitive agreement to acquire Silicon Graphics International Corp. ("SGI"), a global leader in high-performance solutions for compute, data analytics and data management, for $7.75 per share in cash, a transaction valued at approximately $275 million, net of cash and debt.  The transaction is expected to close in the first quarter of fiscal 2017, subject to approval by SGI’s stockholders, regulatory approvals and other customary closing conditions. SGI’s results of operations will be included within the EG segment upon the close of the transaction.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Divestitures
During the nine months ended July 31, 2016, the Company completed four divestitures, which resulted in $2.8 billion of net proceeds, of which $25 million represents a deposit that was received in the fourth quarter of fiscal 2015. These divestitures primarily represent the sale of the Company's controlling interest in H3C, which is discussed further below, the sale of the TippingPoint business, which was previously reported within the Software segment, and the sale of a business which was previously reported within the ES segment. The gain associated with the sale of the Company's controlling interest in H3C is included in Gain on H3C divestiture in the Condensed Consolidated and Combined Statements of Earnings. The gains associated with all other divestitures were included in Selling, general and administrative expense in the Condensed Consolidated and Combined Statements of Earnings.
In May 2016, the Company executed its joint partnership agreement with Tsinghua Holdings to bring together the Chinese enterprise technology assets of the Company and Tsinghua University to create a Chinese business provider of technology infrastructure. Under the definitive agreement, Tsinghua Holdings' subsidiary, Unisplendour Corporation, purchased 51% of the new business named H3C for $2.6 billion, which includes purchase consideration adjustments. H3C is comprised of the Company's former H3C Technologies and China-based server, storage and technology services businesses ("H3C disposal group"), which were previously reported within the EG segment until the time of the sale. As a result of the H3C divestiture, the Company recognized a gain of $2.2 billion. The Company's remaining China subsidiary maintains 100% ownership of its existing China-based Enterprise Services, Software and Helion Cloud businesses. The new H3C will be the exclusive provider of the Company's server and storage portfolio, as well as the Company's exclusive hardware support services provider in China, customized for that market.
The results of the H3C disposal group, which represented 100% of the Company's H3C Technologies and China-based server, storage and technology services businesses, were reflected in our Condensed Consolidated and Combined Financial Statements through the date of closing. There were no pre-tax earnings for the three months ended July 31, 2016. The pre-tax earnings for the nine months ended July 31, 2016 were $182 million. The pre-tax earnings for the three and nine months ended July 31, 2015 were $55 million and $207 million, respectively. Subsequently, our remaining 49% ownership is accounted for under the equity method of accounting, and our proportionate share of H3C’s earnings are included in Loss from equity interests in the Condensed Consolidated and Combined Statements of Earnings. See Note 19, "Equity Method Investments" for additional information.
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
In April 2016, the Company signed a definitive agreement with The Blackstone Group to sell at least 84% and up to 100% of the Company's equity stake in MphasiS Limited ("MphasiS" or “MphasiS disposal group”), an IT services provider headquartered in Bangalore, India for Indian Rupees ("INR") 430 per share. The actual amount that The Blackstone Group could acquire was subject to the outcome of a mandatory tender offer to MphasiS' public shareholders during the period between signing and closing. On September 1, 2016, the Company closed the MphasiS divestiture. Based on the outcome of the tender offer, the Company sold its full equity stake in MphasiS which was valued at $824 million at the purchase price of INR 430 per share.
The financial results of MphasiS are reported within the ES segment. During the fiscal quarter ended July 31, 2016, the transaction met all of the held for sale criteria. No loss was recognized on the related assets and liabilities, as the fair value less any costs to sell exceeded their carrying value.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

The following table presents information related to the major classes of assets and liabilities that were reclassified as held for sale in the Condensed Consolidated Balance Sheet at July 31, 2016. The assets and liabilities reclassified as held for sale are 100% of the MphasiS disposal group.

As of July 31, 2016
In millions
Cash and cash equivalents	$277
Accounts receivable	151
Other current assets	288
Goodwill	90
Other assets	100
Total assets held for sale	$906
Notes payable and short-term borrowings	$22
Deferred revenue	21
Other current liabilities	119
Long-term debt	21
Other liabilities	14
Total liabilities held for sale	$197
Note 10: Goodwill and Intangible Assets
Goodwill
Goodwill allocated to the Company's reportable segments as of July 31, 2016 and changes in the respective carrying amounts during the nine months then ended were as follows:

	Enterprise Group	Enterprise Services(2)	Software	Financial Services	Total
	In millions
Balance at October 31, 2015(1)	$18,712	$92	$8,313	$144	$27,261
Goodwill acquired during the period	2	—	10	—	12
Goodwill reclassified as held for sale or divested during the period(3)	(3,007)	(90)	(234)	—	(3,331)
Changes due to foreign currency	(29)	(2)	—	—	(31)
Goodwill adjustments(4)	260	—	—	—	260
Balance at July 31, 2016(1)	$15,938	$—	$8,089	$144	$24,171
______________________________________________________________________________

(1)
Goodwill is net of accumulated impairment losses of $13.7 billion which were recorded prior to October 31, 2013. Of that amount, $8 billion relates to the Enterprise Services segment and the remaining $5.7 billion relates to the Software segment.

(2)	Goodwill relates to the MphasiS reporting unit.

(3)	Goodwill divested as part of the H3C transaction (Enterprise Group) and sale of TippingPoint (Software), and MphasiS (Enterprise Services) goodwill reclassified as held for sale.

(4)	Primarily measurement period adjustments to provisional tax items, recorded in conjunction with the Aruba acquisition.
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. During the first half of fiscal 2016, the Company's stock price experienced volatility and the Company's market capitalization was below its book value. However, during the third quarter, the Company's stock price showed significant improvement and market capitalization is now in excess of book value. The Company considered this along with other factors including, its execution of its planned forecast and anticipated cash flows and the length of time that the Company's stock has been trading. Based upon its evaluation, the Company determined that there have been no events or circumstances which would more likely than not reduce fair value for its reporting units below their

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

carrying value and an interim impairment test was not necessary as of July 31, 2016. However, if the Company's market capitalization is again subject to a sustained decrease or if the Company's outlook for its business and industry in general is subject to a significant adverse change, the Company may be required to record an impairment to goodwill in the future. The Company will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.
Intangible Assets
The Company's intangible assets are composed of:

	As of July 31, 2016				As of October 31, 2015
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$4,648	$(3,525)	$(856)	$267	$5,109	$(3,517)	$(856)	$736
Developed and core technology and patents	4,218	(1,187)	(2,138)	893	4,218	(1,110)	(2,138)	970
Trade name and trademarks	219	(59)	(109)	51	231	(57)	(109)	65
In-process research and development	—	—	—	—	159	—	—	159
Total intangible assets	$9,085	$(4,771)	$(3,103)	$1,211	$9,717	$(4,684)	$(3,103)	$1,930
The decrease in gross intangible assets during the first nine months of fiscal 2016 was related to $478 million of intangible assets that were divested or reclassified as held for sale; $164 million of intangible assets which became fully amortized and have been eliminated from gross intangible assets and accumulated amortization, partially offset by $11 million of purchases related to acquisitions. Intangible asset amortization expense for the three months ended July 31, 2016 and 2015 was $210 million and $225 million, respectively, and for the nine months ended July 31, 2016 and 2015 was $629 million and $632 million, respectively.
In-process research and development consists of efforts that are in process on the date the Company acquires a business. Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process research and development intangible assets upon completion of the projects. If an in-process research and development project is abandoned, the Company records an expense for the value of the related intangible asset to its Condensed Consolidated and Combined Statement of Earnings in the period of abandonment. The Company reclassified in-process research and development assets acquired of $159 million to developed and core technology and patents as the projects were completed and began amortization during the first nine months of fiscal 2016.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

As of July 31, 2016, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year:	In millions
2016 (remaining 3 months)	$126
2017	340
2018	249
2019	202
2020	172
2021	55
Thereafter	67
Total	$1,211
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2016				As of October 31, 2015
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$3,653	$—	$3,653	$—	$2,473	$—	$2,473
Money market funds	4,983	—	—	4,983	4,592	—	—	4,592
Mutual funds	—	—	—	—	—	246	—	246
Equity securities in public companies	25	—	—	25	46	7	—	53
Foreign bonds	8	289	—	297	8	305	—	313
Other debt securities	—	—	36	36	—	—	40	40
Derivative Instruments:
Interest rate contracts	—	239	—	239	—	—	—	—
Foreign currency contracts	—	587	—	587	—	816	—	816
Other derivatives	—	5	—	5	—	3	—	3
Total assets	$5,016	$4,773	$36	$9,825	$4,646	$3,850	$40	$8,536
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$—	$—	$—	$—	$55	$—	$55
Foreign currency contracts	—	303	—	303	—	137	—	137
Total liabilities	$—	$303	$—	$303	$—	$192	$—	$192
During the nine months ended July 31, 2016, there were no material transfers between levels within the fair value hierarchy. During the nine months ended July 31, 2015, the Company transferred $41 million of equity securities in public companies from Level 2 to Level 1 within the fair value hierarchy as a result of a change in the market activity of the underlying investment. The remaining transfers between levels within the fair value hierarchy were not material.
During the three months ended July 31, 2016, as a result of the MphasiS transaction, certain cash equivalents and investments and derivative instruments were reclassified and included in Assets and Liabilities held for sale in the Condensed Consolidated Balance Sheets. These held for sale assets and liabilities are comprised of $73 million in time deposits, $314 million in mutual funds, $38 million in foreign bonds, $9 million in foreign currency contracts previously included in other current assets, and $2 million in foreign currency contracts previously included in other accrued liabilities.
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
Derivative Instruments: The Company uses forward contracts, interest rate and total return swaps to hedge certain foreign currency and interest rate exposures. The Company uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, the Company and counterparties' credit risk, foreign currency exchange rates,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

and forward and spot prices for currencies and interest rates. See Note 12, "Financial Instruments", for a further discussion of the Company's use of derivative instruments.
Other Fair Value Disclosures
Short- and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Condensed Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. At July 31, 2016, the estimated fair value of the Company's short-term and long-term debt was $16.4 billion and the carrying value was $16.3 billion. The estimated fair value of the Company's short-term and long-term debt approximated its carrying value of $15.8 billion as of October 31, 2015. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 in the fair value hierarchy.
Other Financial Instruments: For the balance of the Company's financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Condensed Consolidated Balance Sheets, these other financial instruments would be classified in Level 2 or Level 3 in the fair value hierarchy.
Non-Marketable Equity Investments and Non-Financial Assets: The Company's non-marketable equity investments and non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 in the fair value hierarchy.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Note 12: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of July 31, 2016				As of October 31, 2015
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$3,640	$—	$—	$3,640	$2,367	$—	$—	$2,367
Money market funds	4,983	—	—	4,983	4,592	—	—	4,592
Mutual funds	—	—	—	—	173	—	—	173
Total cash equivalents	8,623	—	—	8,623	7,132	—	—	7,132
Available-for-Sale Investments:
Debt securities:
Time deposits	13	—	—	13	106	—	—	106
Foreign bonds	221	76	—	297	244	69	—	313
Other debt securities	48	—	(12)	36	53	—	(13)	40
Total debt securities	282	76	(12)	346	403	69	(13)	459
Equity securities:
Mutual funds	—	—	—	—	73	—	—	73
Equity securities in public companies	21	4	—	25	55	7	(9)	53
Total equity securities	21	4	—	25	128	7	(9)	126
Total available-for-sale investments	303	80	(12)	371	531	76	(22)	585
Total cash equivalents and available-for-sale investments	$8,926	$80	$(12)	$8,994	$7,663	$76	$(22)	$7,717
During the three months ended July 31, 2016, as a result of the MphasiS transaction, $33 million of time deposits, $223 million of mutual funds previously included in cash equivalents, and $40 million of time deposits, $38 million of foreign bonds and $91 million of mutual funds previously included in available-for-sale investments were reclassified to Assets held for sale in the Condensed Consolidated Balance Sheet as of July 31, 2016.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of July 31, 2016 and October 31, 2015, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of July 31, 2016 and October 31, 2015. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	July 31, 2016
	Amortized Cost	Fair Value
	In millions
Due in more than five years	$282	$346

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

During the nine months ended July 31, 2016, the Company recognized a $30 million impairment charge related to a public equity investment, as the Company determined that such impairment was other-than-temporary. The Company made its determination primarily based on closing prices during the quarter of impairment and the prospect of recovery in the near term.
Equity securities in privately held companies under the cost basis are included in Long term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These amounted to $122 million and $45 million at July 31, 2016 and October 31, 2015, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheet. These amounted to $2.7 billion at July 31, 2016. For further details, see Note 19, "Equity Method Investments."
Derivative Instruments
Hewlett Packard Enterprise is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities. The Company does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. The Company may designate its derivative contracts as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, the Company categorizes those economic hedges as other derivatives. The Company recognizes all derivative instruments at fair value in the Condensed Consolidated Balance Sheets. The change in fair value of derivative instruments is recognized in the Condensed Consolidated and Combined Statements of Earnings or Condensed Consolidated and Combined Statements of Comprehensive Income depending upon the type of hedge; see further discussion below. The Company classifies cash flows from its derivative programs with the activities that correspond to the underlying hedged items in the Condensed Consolidated and Combined Statements of Cash Flows.
As a result of its use of derivative instruments, the Company is exposed to the risk that its counterparties will fail to meet their contractual obligations. To mitigate counterparty credit risk, the Company has a policy of only entering into derivative contracts with carefully selected major financial institutions based on their credit ratings and other factors, and the Company maintains dollar risk limits that correspond to each financial institution's credit rating and other factors. The Company's established policies and procedures for mitigating credit risk include reviewing and establishing limits for credit exposure and periodically reassessing the creditworthiness of its counterparties. Master netting agreements further mitigate credit exposure to counterparties by permitting the Company to net amounts due from the Company to a counterparty against amounts due to the Company from the same counterparty under certain conditions.
To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allow the Company to hold collateral from, or require the Company to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of the Company's derivatives, with credit contingent features, in a net liability position was $20 million and $35 million at July 31, 2016 and October 31, 2015, respectively, all of which were fully collateralized within two business days.
Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of July 31, 2016 and October 31, 2015.
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

	As of July 31, 2016					As of October 31, 2015
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$9,500	$—	$239	$—	$—	$9,500	$—	$—	$—	$55
Cash flow hedges:
Foreign currency contracts	8,778	263	147	101	27	8,692	296	206	28	8
Net investment hedges:
Foreign currency contracts	1,849	46	31	28	26	1,861	114	66	7	4
Total derivatives designated as hedging instruments	20,127	309	417	129	53	20,053	410	272	35	67
Derivatives not designated as hedging instruments
Foreign currency contracts	10,570	98	2	118	3	9,283	46	88	50	40
Other derivatives	155	5	—	—	—	127	3	—	—	—
Total derivatives not designated as hedging instruments	10,725	103	2	118	3	9,410	49	88	50	40
Total derivatives	$30,852	$412	$419	$247	$56	$29,463	$459	$360	$85	$107
During the three months ended July 31, 2016, as a result of the MphasiS transaction, $9 million of foreign currency contracts previously included in other current assets and $2 million of foreign currency contracts previously included in other accrued liabilities were reclassified to Assets and Liabilities held for sale in the Condensed Consolidated Balance Sheet as of July 31, 2016.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of July 31, 2016 and October 31, 2015, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

	As of July 31, 2016
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$831	$—	$831	$269	$614	(1)	$(52)
Derivative liabilities	$303	$—	$303	$269	$5	(2)	$29

	As of October 31, 2015
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$819	$—	$819	$153	$631	(1)	$35
Derivative liabilities	$192	$—	$192	$153	$19	(2)	$20
______________________________________________________________________________

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Effect of Derivative Instruments on the Condensed Consolidated and Combined Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three and nine months ended July 31, 2016 and 2015 were as follows:

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2016	Nine months ended July 31, 2016	Hedged Item	Location	Three months ended July 31, 2016	Nine months ended July 31, 2016
		In millions				In millions
Interest rate contracts	Interest and other, net	$127	$294	Fixed-rate debt	Interest and other, net	$(127)	$(294)

Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2015	Nine months ended July 31, 2015	Hedged Item	Location	Three months ended July 31, 2015	Nine months ended July 31, 2015
		In millions				In millions
Interest rate contracts	Interest and other, net	$—	$—	Fixed-rate debt	Interest and other, net	$—	$—
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2016 were as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2016	Nine months ended July 31, 2016	Location	Three months ended July 31, 2016	Nine months ended July 31, 2016
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$114	$(72)	Net revenue	$(43)	$24
Foreign currency contracts	2	3	Cost of products	—	(1)
Foreign currency contracts	(2)	—	Other operating expenses	—	—
Foreign currency contracts	58	177	Interest and other, net	62	187
Total cash flow hedges	$172	$108		$19	$210
Net investment hedges:
Foreign currency contracts	$12	$(68)	Interest and other, net	$—	$—

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2015 was as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2015	Nine months ended July 31, 2015	Location	Three months ended July 31, 2015	Nine months ended July 31, 2015
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$121	$258	Net revenue	$17	$219
Foreign currency contracts	3	(2)	Cost of products	2	5
Foreign currency contracts	2	—	Other operating expenses	1	(4)
Foreign currency contracts	57	159	Interest and other, net	51	150
Total cash flow hedges	$183	$415		$71	$370
Net investment hedges:
Foreign currency contracts	$85	$208	Interest and other, net	$—	$—
As of July 31, 2016 and 2015, no portion of the hedging instruments gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the nine months ended July 31, 2016 and 2015.
As of July 31, 2016, the Company expects to reclassify an estimated net Accumulated other comprehensive loss of approximately $4 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
The pre-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated and Combined Statements of Earnings for the three and nine months ended July 31, 2016 and 2015 was as follows:

	Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended July 31, 2016	Nine months ended July 31, 2016
		In millions
Foreign currency contracts	Interest and other, net	$(85)	$(409)
Other derivatives	Interest and other, net	2	2
Total		$(83)	$(407)

	Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended July 31, 2015	Nine months ended July 31, 2015
		In millions
Foreign currency contracts	Interest and other, net	$(32)	$41
Other derivatives	Interest and other, net	—	(2)
Total		$(32)	$39

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Note 13: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of
	July 31, 2016		October 31, 2015
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt	$131	2.3%	$161	2.6%
FS Commercial paper	320	0.1%	39	0.2%
Notes payable to banks, lines of credit and other(1)	460	2.2%	491	2.7%
Total notes payable and short-term borrowings	$911		$691
______________________________________________________________________________

(1)
Notes payable to banks, lines of credit and other includes $374 million and $374 million at July 31, 2016 and October 31, 2015, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries.

As a result of the MphasiS transaction, $22 million of notes payable were reclassified to Liabilities held for sale in the Condensed Consolidated Balance Sheet as of July 31, 2016.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Long-Term Debt

	As of
	July 31, 2016	October 31, 2015
	In millions
Hewlett Packard Enterprise Senior Notes(1)
$2,250 issued at discount to par at a price of 99.944% in October 2015 at 2.45%, due October 5, 2017, interest payable semi-annually on April 5 and October 5 of each year	$2,249	$2,249
$2,650 issued at discount to par at a price of 99.872% in October 2015 at 2.85%, due October 5, 2018, interest payable semi-annually on April 5 and October 5 of each year	2,648	2,647
$3,000 issued at discount to par at a price of 99.972% in October 2015 at 3.6%, due October 15, 2020, interest payable semi-annually on April 15 and October 15 of each year	2,999	2,999
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 15, 2022, interest payable semi-annually on April 15 and October 15 of each year	1,348	1,347
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,494	2,493
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	749
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
$350 issued at par in October 2015 at three-month USD LIBOR plus 1.74%, due October 5, 2017, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	350	350
$250 issued at par in October 2015 at three-month USD LIBOR plus 1.93%, due October 5, 2018, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	250	250
EDS Senior Notes(1)
$300 issued October 1999 at 7.45%, due October 2029	312	313
Other, including capital lease obligations, at 0.00%-7.40%, due in calendar years 2016-2022(2)	347	423
Fair value adjustment related to hedged debt	239	(55)
Less: current portion	(131)	(161)
Total long-term debt	$15,354	$15,103
______________________________________________________________________________

(1)	The Company may redeem some or all of the fixed-rate Hewlett Packard Enterprise Senior Notes and the EDS Senior Notes at any time in accordance with the terms thereof.

(2)
Other, including capital lease obligations includes $190 million and $196 million as of July 31, 2016 and October 31, 2015, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

As a result of the MphasiS transaction, $21 million of long-term debt previously included in the Other, including capital lease obligations category was reclassified to Liabilities held for sale in the Condensed Consolidated Balance Sheet as of July 31, 2016.
As disclosed in Note 12, "Financial Instruments", the Company uses interest rate swaps to mitigate the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. As of July 31, 2016, the Company had entered into interest rate swaps to reduce the exposure of $9.5 billion of aggregate principal amount of fixed rate senior notes to changes in fair value resulting from changes in interest rates by achieving LIBOR-based floating interest expense. Interest rates on long-term debt in the table above have not been adjusted to reflect the impact of any interest rate swaps.
Interest expense on borrowings recognized in the Condensed Consolidated and Combined Statements of Earnings was as follows:

		Three months ended July 31,		Nine months ended July 31,
Expense	Location	2016	2015	2016	2015
		In millions		In millions
Financing interest	Financing interest	$65	$58	$183	$182
Interest expense	Interest and other, net	79	7	248	27
Total interest expense		$144	$65	$431	$209

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Available Borrowing Resources
The Company had the following resources available to obtain short- or long-term additional liquidity if needed:

As of July 31, 2016
In millions
Commercial paper programs	$4,180
Uncommitted lines of credit	$1,538
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Final Cash Allocation from former Parent
In December 2015, and in connection with the Separation and Distribution Agreement, the Company received a net cash allocation of $526 million from former Parent. The cash allocation was based on the projected cash requirements of the Company, in light of the intended investment grade credit rating, business plan and anticipated operations and activities.
Receivable from and Payable (to) former Parent

As of October 31, 2015
In millions
Receivable from former Parent(1)	$492
Payable to former Parent(2)	(343)
Net receivable from former Parent	$149
______________________________________________________________________________

(1)	The Company includes the receivable from former Parent in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

(2)
The Company includes the employee compensation and benefits portion in Employee compensation and benefits and all other accruals from former Parent in Other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets.

Intercompany Purchases
For the three and nine months ended July 31, 2015, the Company purchased equipment from other businesses of former Parent in the amount of $308 million and $911 million, respectively.
Allocation of Corporate Expenses
Prior to the separation, the Condensed Consolidated and Combined Statements of Earnings and Comprehensive Income include an allocation of general corporate expenses from former Parent for certain management and support functions which are provided on a centralized basis within former Parent. These management and support functions include, but are not limited to, executive management, finance, legal, information technology, employee benefits administration, treasury, risk management, procurement, and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. During the three and nine months ended July 31, 2015, the allocation was $919 million and $2,776 million, respectively.
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
Former Parent Company Investment
Former Parent company investment in the Condensed Consolidated Balance Sheets represents former Parent's historical investment in the Company, the net effect of transactions with and allocations from former Parent and the Company's accumulated earnings. As of November 1, 2015, in connection with the separation and distribution, former Parent's investment in the Company's business was re-designated as stockholders' equity and allocated between common stock and additional paid-in capital based on the number of shares of the Company's common stock outstanding at the distribution date.
Net Transfers from Former Parent
Net transfers from former Parent are included within Former Parent company investment in the Condensed Consolidated Balance Sheets. Former Parent historically used a centralized approach to cash management and the financing of its operations. Prior to the separation, transactions between the Company and former Parent were considered to be effectively settled for cash at the time the transaction was recorded. The net effect of these transactions is included in Net transfer from former Parent in Condensed Consolidated and Combined Statements of Cash Flows.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Note 15: Stockholders' Equity
Taxes related to Other Comprehensive (Loss) Income

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
	In millions
Taxes on change in net unrealized gains (losses) on available-for-sale securities:
Tax provision on net unrealized gains (losses) arising during the period	$—	$(4)	$(1)	$—
Tax benefit on (gains) losses reclassified into earnings	—	—	(2)	—
	—	(4)	(3)	—
Taxes on change in net unrealized gains (losses) on cash flow hedges:
Tax (provision) benefit on net unrealized gains arising during the period	(23)	(32)	8	(64)
Tax (benefit) provision on net gains reclassified into earnings	(6)	7	19	61
	(29)	(25)	27	(3)
Taxes on change in unrealized components of defined benefit plans:
Tax benefit on losses arising during the period	2	—	2	—
Tax benefit on amortization of actuarial loss and prior service benefit	(5)	(3)	(15)	(7)
Tax provision on curtailments, settlements and other	(7)	—	(19)	—
	(10)	(3)	(32)	(7)
Tax (provision) benefit on change in cumulative translation adjustment	(7)	18	15	(26)
Tax (provision) benefit on other comprehensive income	$(46)	$(14)	$7	$(36)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Other Comprehensive Loss (Income), net of taxes

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
	In millions		In millions
Other comprehensive (loss) income, net of taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	$7	$1	$10	$(4)
(Gains) losses reclassified into earnings	(1)	—	1	—
	6	1	11	(4)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains arising during the period	149	151	116	351
Net gains reclassified into earnings(1)	(25)	(64)	(191)	(309)
	124	87	(75)	42
Change in unrealized components of defined benefit plans:
Losses arising during the period	(11)	—	(12)	—
Amortization of actuarial loss and prior service benefit(2)	67	31	199	97
Curtailments, settlements and other	(6)	—	(35)	1
	50	31	152	98
Change in cumulative translation adjustment	(190)	(26)	(250)	(138)
Other comprehensive (loss) income, net of taxes	$(10)	$93	$(162)	$(2)
_______________________________________________________________________________

(1)	Reclassification of pre-tax (gains) losses on cash flow hedges into the Condensed Consolidated and Combined Statements of Earnings was as follows:

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
	In millions		In millions
Net revenue	$43	$(17)	$(24)	$(219)
Cost of products	—	(2)	1	(5)
Other operating expenses	—	(1)	—	4
Interest and other, net	(62)	(51)	(187)	(150)
	$(19)	$(71)	$(210)	$(370)

(2)	These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 4, "Retirement and Post-Retirement Benefit Plans."

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

The components of accumulated other comprehensive loss, net of taxes as of July 31, 2016, and changes during the nine months ended July 31, 2016 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$55	$68	$(4,173)	$(965)	$(5,015)
Other comprehensive income (loss) before reclassifications	10	116	199	(250)	75
Reclassifications of losses (gains) into earnings	1	(191)	(47)	—	(237)
Balance at end of period	$66	$(7)	$(4,021)	$(1,215)	$(5,177)
Share Repurchase Program
On October 13, 2015, the Hewlett Packard Enterprise Board of Directors announced the authorization of a $3.0 billion share repurchase program. On May 24, 2016, the Hewlett Packard Enterprise Board of Directors announced the authorization of an additional $3.0 billion under the share repurchase program. The Company's share repurchase program authorizes both open market and private repurchase transactions and does not have a specific expiration date. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value.
The Company entered into two separate accelerated share repurchase agreements ("ASR Agreements") with financial institutions in November 2015 and May 2016. Under the ASR agreements, the Company paid upfront amounts of $1.1 billion and $1.5 billion, respectively. For the nine months ended July 31, 2016, the Company retired a total of 155 million shares as a result of its share repurchase programs, which included purchases of 144 million shares under the ASR Agreements. The 155 million shares were retired and recorded as a $2.7 billion reduction to stockholder's equity. The 144 million shares were repurchased based on the daily volume weighted average stock price of the Company's common stock during the term of the transaction, plus transaction fees. As of July 31, 2016, the Company had remaining authorization of $3.3 billion for future share repurchases.
Note 16: Net Earnings Per Share
The Company calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock awards, stock options, and performance-based awards.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
	In millions, except per share amounts
Numerator:
Net earnings	$2,272	$224	$2,859	$1,076
Denominator:(1)(2)
Weighted-average shares used to compute basic net EPS	1,681	1,804	1,722	1,804
Dilutive effect of employee stock plans(3)	34	30	26	30
Weighted-average shares used to compute diluted net EPS	1,715	1,834	1,748	1,834
Net earnings per share:
Basic	$1.35	$0.13	$1.66	$0.60
Diluted	$1.32	$0.13	$1.64	$0.59
Anti-dilutive weighted average stock awards(4)	25	28	44	28
______________________________________________________________________________

(1)
The Company considers restricted stock awards that provide the holder with a non-forfeitable right to receive dividends to be participating securities. For the periods presented, there were no shares outstanding of restricted stock that provided the holder with a non-forfeitable right to receive dividends.

(2)
On November 1, 2015, the separation and distribution date, HP Inc. stockholders received one share of Hewlett Packard Enterprise common stock for every share of HP Inc. common stock held as of the record date, October 21, 2015. For comparative purposes, the same number of shares used to compute basic and diluted net earnings per share for the fiscal year ended October 31, 2015 is used in the calculation of basic and diluted net earnings per share for all periods in fiscal 2015.

(3)
For the periods presented in fiscal 2015, the Company calculates the weighted-average dilutive effect of employee stock plans after conversion, by multiplying the dilutive Hewlett-Packard Company stock-based awards attributable to Hewlett Packard Enterprise employees for the fiscal year ended October 31, 2015 by the price conversion ratio used to convert those awards to equivalent units of Hewlett Packard Enterprise awards on the separation date. The price conversion ratio was calculated using the closing price of Hewlett-Packard Company common shares on October 31, 2015 divided by the opening price of Hewlett Packard Enterprise common shares on November 2, 2015.

(4)
The Company excludes stock awards where the assumed proceeds exceed the average market price from the calculation of diluted net EPS, because their effect would be anti-dilutive. The assumed proceeds of a stock award include the sum of its exercise price (if the award is an option), average unrecognized compensation cost and excess tax benefit. For the three and nine months ended July 31, 2015, the Company's anti-dilutive shares were calculated by multiplying the anti-dilutive Hewlett-Packard Company stock-based awards attributable to Hewlett Packard Enterprise employees for the fiscal year ended October 31, 2015 by the price conversion ratio used to convert those awards to equivalent units of Hewlett Packard Enterprise awards on the separation date. The price conversion ratio was calculated using the closing price of Hewlett-Packard Company common shares on October 31, 2015 divided by the opening price of Hewlett Packard Enterprise common shares on November 2, 2015.

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of July 31, 2016, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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

•
Benedict v. Hewlett-Packard Company is a purported class action filed on January 10, 2013 in the United States District Court for the Northern District of California alleging that certain technical support employees allegedly involved in installing, maintaining and/or supporting computer software and/or hardware for HP Inc. were misclassified as exempt employees under the FLSA. The plaintiff has also alleged that HP Inc. violated California law by, among other things, allegedly improperly classifying these employees as exempt. On February 13, 2014, the court granted plaintiff's motion for conditional class certification. On May 7, 2015, plaintiff filed a motion to certify a Rule 23 state class of certain Technical Solutions Consultants in California, Massachusetts, and Colorado that they claim were improperly classified as exempt from overtime under state law. On July 30, 2015, the court dismissed the Technology Consultant and certain Field Technical Support Consultant opt-ins from the conditionally certified FLSA collective action. The court denied plaintiffs' motion for Rule 23 class certification on March 29, 2016. On April 12, 2016, plaintiffs filed a notice of appeal of that decision to the United States Court of Appeal for the Ninth Circuit, which was denied. On July 13, 2016, the court granted HP’s motion to decertify the FLSA class that had been conditionally certified on February 13, 2014. Currently, only the claims of the two individual named plaintiffs remain pending in the district court.

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
Cisco Systems.    On August 21, 2015, Cisco Systems, Inc. ("Cisco Systems") and Cisco Systems Capital Corporation ("Cisco Capital") filed an action in Santa Clara County Superior Court for declaratory judgment and breach of contract against HP Inc. in connection with a dispute arising out of a third-party's termination of a services contract with HP Inc. As part of that third-party services contract, HP Inc. separately contracted with Cisco on an agreement to utilize Cisco products and services. HP Inc. prepaid the entire amount due Cisco through a financing arrangement with Cisco Capital. Following the termination of HP Inc.'s services contract with the third-party, HP Inc. no longer required Cisco's products and services, and, accordingly, exercised its contractual termination rights under the agreement with Cisco, and requested that Cisco apply the appropriate credit toward the remaining balance owed Cisco Capital. This lawsuit relates to the calculation of that credit under the agreement between Cisco and HP Inc. Cisco contends that after the credit is applied, HP Inc. still owes Cisco Capital approximately $58 million. HP Inc. contends that under a proper reading of the agreement, HP Inc. owes nothing to Cisco Capital, and that Cisco owes a significant amounts to HP Inc. On December 18, 2015, the court held a status conference at which it lifted the responsive pleading and discovery stay. Following the conference, Cisco filed an amended complaint that abandons the claim for breach of contract set forth in the original complaint, and asserts a single cause of action for declaratory relief concerning the proper calculation of the cancellation credit. On January 19, 2016, HP Inc. filed a counterclaim for breach of contract simultaneously with its answer to the amended complaint. Following a July 12, 2016 case management conference, the court extended the deadline to complete fact discovery to November 4, 2016. Expert discovery is scheduled to be completed by February 17, 2017.
Washington DC Navy Yard Litigation:    In December 2013, HP Enterprise Services, LLC ("HPES") was named in a lawsuit arising out of the September 2013 Washington DC Navy Yard shooting that resulted in the deaths of twelve individuals. The perpetrator was an employee of The Experts, HPES's now-terminated subcontractor on its IT services contract with the U.S. Navy. This action was filed in the Middle District of Florida by the estate of a deceased victim, asserting claims for negligence against HPES, The Experts, and the U.S. Navy. The court dismissed the plaintiff's claims against the U.S. Navy but

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

did not decide the motions to dismiss of HP Inc. or The Experts. On February 11, 2015, the action was transferred to the United States District Court for the District of Columbia. An additional eight lawsuits were filed against HPES in 2015. Accordingly, a total of nine lawsuits have now been filed against HPES in connection with the September 2013 Washington DC Navy Yard shooting, all of which are now pending with the original action in the United States District Court for the District of Columbia. Pursuant to a coordinated schedule, defendants filed motions to dismiss all of the complaints on December 11, 2015. Plaintiffs' oppositions to defendants' motion to dismiss were filed on February 12, 2016. On August 16, 2016, the court held a hearing on defendants’ motion to dismiss. The court took the motion under submission.
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise: This purported class and collective action was filed on August 18, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers.  Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all US residents employed by defendants who had their employment terminated pursuant to a WFR plan on or after May 23, 2012, and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012.

Hewlett-Packard Company v. Oracle (Itanium): On June 15, 2011, HP Inc. filed suit against Oracle in Santa Clara Superior Court in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.’s Itanium-based line of mission critical servers.  HP Inc. asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd.   The matter eventually progressed to trial, which was bifurcated into two phases.  HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers.  Phase 2 of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP Inc.’s damages claim infringed on Oracle’s First Amendment rights.  On August 27, 2015, the Court of Appeal rejected Oracle’s appeal.  The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016.  On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. $3 billion in damages:  $1.7 billion for past lost profits and $1.3 billion for future lost profits.  Oracle has publicly stated that it will appeal the jury's verdict once a final judgment is entered.  Pursuant to the terms of Separation and Distribution Agreement, HP Inc. and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the HP Inc./Hewlett Packard Enterprise separation on November 1, 2015.

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
General Cross-indemnification
In connection with the separation, the Company entered into a Separation and Distribution Agreement with HP Inc. effective November 1, 2015 where the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the separation. As a result, as of July 31, 2016 and October 31, 2015, the Company has recorded both a receivable from HP Inc. of $78 million and $232 million, respectively, and a payable to HP Inc. of $64 million and $38 million, respectively, related to litigation matters.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

As of July 31, 2016, the Company recorded a net long-term receivable of $1.0 billion from HP Inc. for certain tax liabilities that the Company is joint and severally liable for, but for which it is indemnified by the Company under the Tax Matters Agreement. The actual amount that the Company may receive could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.
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
The Company's aggregate product warranty liabilities as of July 31, 2016, and changes during the nine months ended July 31, 2016 were as follows:

Nine months ended July 31, 2016
In millions
Balance at beginning of period	$523
Accruals for warranties issued	277
Adjustments related to pre-existing warranties (including changes in estimates)	1
Reclassified as held for sale liability	(23)
Settlements made (in cash or in kind)	(285)
Balance at end of period	$493

Note 19: Equity Method Investments
The Company includes investments which are accounted for using the equity method, under Investments in equity interests on the Company's Condensed Consolidated Balance Sheets. As of July 31, 2016, the Company's Investments in equity interests included $2.7 billion related to a 49% interest in H3C and $1 million related to other equity method investments.

The Company records its interest in the net earnings of its equity method investees along with adjustments for profits or losses on intra-entity transactions and amortization of basis differences within Loss from equity interests in the Condensed Consolidated and Combined Statement of Earnings. Profits or losses related to intra-entity sales with its equity method investees are eliminated until realized by the investor or investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment. The Company records its interest in the net earnings of its equity method investments from the most recently available financial statements of the investees.

The carrying amount of the Investment in equity interests is adjusted to reflect the Company's interest in the net earnings, dividends received and other-than-temporary impairments. The Company reviews for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurred in the Condensed Consolidated and Combined Statement of Earnings.

Investment in H3C
In May 2016, Tsinghua Holdings’ subsidiary, Unisplendour Corporation, purchased 51% of the new business named H3C, comprised of Hewlett Packard Enterprise’s H3C Technologies and China-based servers, storage and technology services business which were previously reported within the EG segment. The Company retained a 49% interest in the new company, which it records as an equity method investment.
During the three months ended July 31, 2016, the Company recorded its interest in the net earnings of H3C along with an adjustment to eliminate profits on intra-entity sales and the amortization of the estimated basis difference within Loss from equity interests in the Condensed Consolidated and Combined Statement of Earnings. To identify the basis difference as a result of the sale of a portion of the H3C business, the Company was required to determine the fair value of the identifiable assets and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

assumed liabilities in the same manner as a business combination. The resulting fair values are compared with the assets and liabilities recorded in H3C’s financial statements; the resulting differences are considered basis differences. The estimated basis difference identified in the third fiscal quarter ended July 31, 2016 was based on preliminary fair value estimates and analysis, including preliminary work performed by third-party valuation specialists on certain tangible assets and liabilities and the valuation of intangible assets, which are subject to change as valuations are finalized. The Company expects to finalize its analysis and record any adjustments to its interest in the estimated basis difference and related amortization in the fourth quarter of fiscal 2016 following the completion of such analysis. The Company recorded its interest in the net earnings of H3C one month in arrears due to the timing of the availability of the most recent financial statements of H3C.
During the three months ended July 31, 2016, the Company recorded a Loss from equity interests of $72 million in the Condensed Consolidated and Combined Statement of Earnings, which included $58 million of amortization of the Company's interest in the estimated basis difference. This loss was reflected as a reduction in the carrying amount in Investments in equity interests in the Condensed Consolidated Balance Sheet as of July 31, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•
Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares the three and nine months ended July 31, 2016 to the prior-year periods.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations.  An analysis of our financial results comparing the three and nine months ended July 31, 2016 to the prior-year periods. A discussion of the results of operations at the consolidated and combined level is followed by a discussion of the results of operations at the segment level.

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
September 2016 Announcement of Spin-Off and Merger of Non-Core Software Assets
On September 7, 2016, we announced plans for a spin-off and merger of our non-core software assets (“Seattle Assets”) with Micro Focus International plc (“Micro Focus”) (collectively, the “ Seattle Transaction”), which will create a pure-play enterprise software company. Upon the completion of the Seattle Transaction, which is currently targeted to be completed by the second half of fiscal 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise and 50.1% of the new combined company. The transaction is expected to deliver approximately $8.8 billion to the shareholders of Hewlett Packard Enterprise on an after-tax basis. This includes an equity stake in the newly combined company valued at approximately $6.3 billion, which represents approximately 50.1% ownership, and a cash payment of $2.5 billion to Hewlett Packard Enterprise. Preceding the close of the transaction, we expect to incur one-time costs of approximately $700 million to separate the non-core software assets from Hewlett Packard Enterprise. The transaction is subject to certain customary closing conditions including approval by Micro Focus shareholders, the effective filing of certain registration statements, regulatory approvals, the anticipated tax treatment of the Transaction, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain required foreign anti-trust approvals.
May 2016 Announcement of Enterprise Services Business Spin-Off and Merger
On May 24, 2016, we announced plans for a tax-free spin-off and merger of our Enterprise Services business ("Everett") with Computer Sciences Corporation ("CSC") (collectively, the "Everett Transaction"). Immediately following the Everett transaction, which is currently targeted to be completed by March 31, 2017, shareholders of Hewlett Packard Enterprise

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Company will own shares of both Hewlett Packard Enterprise Company and approximately 50.1% of the new combined company, CSC. Mr. J. Michael Lawrie, the current head of CSC, will become chairman, president and CEO of CSC and Ms. Margaret C. Whitman, President and CEO of HPE, will join the Board of Directors. Other executives and directors will be announced at a later date. The Everett transaction is expected to deliver approximately $8.5 billion to the shareholders of Hewlett Packard Enterprise on an after-tax basis. This includes an equity stake in the company valued at approximately $4.5 billion, which represents approximately fifty percent ownership, a cash dividend of $1.5 billion, and the assumption of $2.5 billion of net debt and other liabilities. Preceding the close of the transaction, we expect to incur one-time costs of approximately $900 million to separate the Enterprise Services business from Hewlett Packard Enterprise. The majority of these costs will be offset by lower costs associated with the Fiscal 2015 Restructuring Plan. The Everett transaction is subject to certain customary closing conditions including approval by CSC shareholders, the effective filing of related registration statements, completion of a tax-free spin-off, Everett debt exchange, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain required foreign anti-trust approvals.
The following Overview, Results of Operations and Liquidity discussions and analysis compare the three and nine months ended July 31, 2016 to the prior-year periods, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of July 31, 2016, unless otherwise noted.
        For purposes of this MD&A section, we use the terms "Hewlett Packard Enterprise," "HPE," "the Company," "we," "us" and "our" to refer to Hewlett Packard Enterprise Company. References in this MD&A section to "former Parent" refer to HP Inc.
OVERVIEW
Hewlett Packard Enterprise is a leading global provider of the cutting-edge technology solutions customers need to optimize their traditional IT, while helping them build the secure, cloud-enabled, mobile-ready future that is uniquely suited to their needs. Our legacy dates back to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers. We are a global company with customers ranging from small-and medium-sized businesses ("SMBs") to large global enterprises.
We organize our business into five segments for financial reporting purposes: the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for the three months ended July 31, 2016, as compared to the prior-year period:

	HPE Consolidated	Enterprise Group	Enterprise Services	Software	FS	Corporate Investments(3)
	Dollars in millions, except for per share amounts
Net revenue(1)	$12,210	$6,476	$4,725	$738	$812	$—
Year-over-year change %	(6.5)%	(7.6)%	(5.0)%	(18.1)%	0.6%	NM
Earnings from operations(2)	$2,497	$815	$393	$131	$80	$(83)
Earnings from operations as a % of net revenue	20.5%	12.6%	8.3%	17.8%	9.9%	NM
Year-over-year change percentage points	18.6pts	—	2.6pts	(2.7)pts	(0.9)pts	NM
Net earnings	$2,272
Net earnings per share
Basic	$1.35
Diluted	$1.32
______________________________________________________________________________

(1)	HPE consolidated and combined net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs and eliminations, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition and other related charges, separation costs, defined benefit plan settlement charges, impairment of data center assets and a gain on the divestiture of H3C.

(3)	"NM" represents not meaningful.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net revenue decreased 6.5% (decreased 4.4% on a constant currency basis) in the three months ended July 31, 2016, as compared to the prior-year period. The leading contributor to the net revenue decrease was the impact of the divestiture of our controlling interest in the H3C Technologies and China-based Server, Storage and Technology Services businesses ("H3C divestiture"). Additionally, net revenue decreased as a result of lower software revenue due to both divestitures and the transfer of a business to former Parent at the beginning of the fourth quarter of fiscal 2015, unfavorable currency impacts and a net revenue decline in the ES segment. Gross margin was 29.3% ($3.6 billion) and 28.7% ($3.8 billion) for the three months ended July 31, 2016 and 2015, respectively. The 0.6 percentage point increase in gross margin was due primarily to service delivery efficiencies in ES, partially offset by lower gross margin in Software. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. Operating margin increased by 18.6 percentage points in the three months ended July 31, 2016, as compared to the prior-year period, due primarily to a gain associated with the H3C divestiture.
The following provides an overview of our key financial metrics by segment for the nine months ended July 31, 2016 as compared to the prior-year period:

	HPE Consolidated	Enterprise Group	Enterprise Services	Software	FS	Corporate Investments(3)
	Dollars in millions, except for per share amounts
Net revenue(1)	$37,645	$20,537	$14,136	$2,292	$2,376	$3
Year-over-year change %	(2.6)%	(0.1)%	(4.4)%	(13.9)%	(1.6)%	(50.0)%
Earnings from operations(2)	$3,373	$2,576	$948	$459	$253	$(269)
Earnings from operations as a % of net revenue	9.0%	12.5%	6.7%	20.0%	10.6%	NM
Year-over-year change percentage points	5.4pts	(1.4)pts	2.6pts	1.2pts	(0.2)pts	NM
Net earnings	$2,859
Net earnings per share
Basic	$1.66
Diluted	$1.64
______________________________________________________________________________

(1)	HPE consolidated and combined net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs and eliminations, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition and other related charges, separation costs, defined benefit plan settlement charges, impairment of data center assets and a gain on the divestiture of H3C.

(3)	"NM" represents not meaningful.
Net revenue decreased 2.6% (increased 1.4% on a constant currency basis) for the nine months ended July 31, 2016, as compared to the prior-year period. The leading contributors to the net revenue decrease were unfavorable currency impacts, a net revenue decline in ES and the Technology Services ("TS") business unit within EG, lower Software revenue due to divestitures and the transfer of a business to former Parent at the beginning of the fourth quarter of fiscal 2015, and the impact of the H3C divestiture. Partially offsetting these decreases was net revenue growth in Networking products within the EG segment. Gross margin was 28.8% ($10.8 billion) and 28.3% ($11.0 billion) for the nine months ended July 31, 2016 and 2015, respectively. The 0.5 percentage point increase in gross margin was due primarily to service delivery efficiencies in ES, partially offset by lower gross margin in Software. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. Operating margin increased by 5.4 percentage points in the nine months ended July 31, 2016, as compared to the prior-year period, due primarily to a gain associated with the H3C divestiture.
As of July 31, 2016, cash and cash equivalents and short-term and long-term investments were $10.8 billion, representing an increase of approximately $0.7 billion from the October 31, 2015 balance of $10.1 billion. The increase in cash and cash equivalents and short-term and long-term investments during the nine months ended July 31, 2016 was due primarily to the following factors: proceeds from business divestitures of $2.8 billion, cash received from operating cash flows of $2.7 billion and a final cash allocation of $0.5 billion from former Parent; partially offset primarily by cash utilization for share repurchases of $2.7 billion, investments in property, plant and equipment net of sales proceeds of $2.1 billion, cash dividend payments of $0.3 billion and cash reclassified as assets held for sale of $0.3 billion.

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

•
In EG, we are experiencing challenges due to multiple market trends, including the increasing demand for hyperscale computing infrastructure products, the transition to cloud computing and a highly competitive pricing environment. In addition, demand for our Mission-Critical Systems ("MCS") products continues to weaken as has the overall market for UNIX products. The effect of lower MCS and traditional storage revenue along with a higher mix of industry standard servers ("ISS") density optimized server products and midrange converged storage solutions is impacting support attach opportunities in TS. To be successful in overcoming these challenges, we must address business model shifts and go-to-market execution challenges, while continuing to pursue new product innovation that builds on our existing capabilities in areas such as cloud and data center computing, software-defined networking, storage, blade servers, and wireless networking.

•
In ES, we are facing challenges, including managing the revenue runoff from several large contracts, pressured public sector spending and a competitive pricing environment. We are also experiencing commoditization in the IT infrastructure services market that is placing pressure on traditional infrastructure technology outsourcing ("ITO") pricing and cost structures. There is also an industry-wide shift to highly automated, asset-light delivery of IT infrastructure and applications leading to headcount consolidation. To be successful in addressing these challenges, we must execute on the ES multi-year turnaround plan, which includes a cost reduction initiative to align our costs to our revenue trajectory, a focus on new logo wins and Strategic Enterprise Services ("SES") and initiatives to improve execution in sales performance and accountability, contracting practices and pricing.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated and Combined Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the nine months ended July 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, which is incorporated herein by reference.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Condensed Consolidated and Combined Financial Statements, see Note 1, "Overview and Basis of Presentation", to the Condensed Consolidated and Combined Financial Statements in Item 1, which is incorporated herein by reference.
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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31,				Nine months ended July 31,
	2016		2015		2016		2015
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$12,210	100.0%	$13,057	100.0%	$37,645	100.0%	$38,659	100.0%
Cost of sales	8,638	70.7%	9,307	71.3%	26,818	71.2%	27,705	71.7%
Gross profit	3,572	29.3%	3,750	28.7%	10,827	28.8%	10,954	28.3%
Research and development	555	4.5%	602	4.6%	1,764	4.7%	1,686	4.4%
Selling, general and administrative	1,938	16.0%	2,040	15.6%	5,957	15.8%	5,987	15.4%
Amortization of intangible assets	210	1.7%	225	1.6%	629	1.8%	632	1.6%
Restructuring charges	369	3.0%	24	0.2%	841	2.2%	404	1.0%
Separation costs	135	1.1%	255	2.0%	305	0.8%	458	1.2%
Acquisition and other related charges	37	0.3%	46	0.4%	127	0.3%	69	0.2%
Defined benefit plan settlement charges	—	—%	178	1.4%	—	—%	178	0.5%
Impairment of data center assets	—	—%	136	1.0%	—	—%	136	0.4%
Gain on H3C divestiture	(2,169)	(17.8)%	—	—%	(2,169)	(5.8)%	—	—%
Earnings from operations	2,497	20.5%	244	1.9%	3,373	9.0%	1,404	3.6%
Interest and other, net	(18)	(0.2)%	4	—%	(212)	(0.6)%	(42)	(0.1)%
Loss from equity interests	(72)	(0.6)%	—	—%	(72)	(0.2)%	(2)	—%
Earnings before taxes	2,407	19.7%	248	1.9%	3,089	8.2%	1,360	3.5%
Provision for taxes	(135)	(1.1)%	(24)	(0.2)%	(230)	(0.6)%	(284)	(0.7)%
Net earnings	$2,272	18.6%	$224	1.7%	$2,859	7.6%	$1,076	2.8%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net Revenue
For the three months ended July 31, 2016, total net revenue decreased 6.5% (decreased 4.4% on a constant currency basis). U.S. net revenue increased 4.4% to $5.0 billion, while net revenue from outside of the U.S. decreased 12.7% to $7.2 billion. For the nine months ended July 31, 2016, total net revenue decreased 2.6% (increased 1.4% on a constant currency basis). U.S. net revenue increased 3.5% to $14.5 billion, while net revenue from outside of the U.S. decreased 6.1% to $23.2 billion.
The components of the weighted net revenue change by segment were as follows:

	Three months ended July 31, 2016	Nine months ended July 31, 2016
	Percentage Points
Enterprise Group	(4.1)	—
Enterprise Services	(1.9)	(1.7)
Software	(1.2)	(1.0)
Finance	—	(0.1)
Corporate Investments/Other(1)	0.7	0.2
Total HPE	(6.5)	(2.6)
______________________________________________________________________________

(1)	Primarily related to the elimination of intersegment net revenue.
Three and nine months ended July 31, 2016 compared with three and nine months ended July 31, 2015
From a segment perspective, the primary factors contributing to the change in total Company net revenue are summarized as follows:

•
EG net revenue decreased for the three months ended July 31, 2016 due primarily to the impact of the H3C divestiture and unfavorable currency fluctuations. For the nine month period, net revenue was flat due primarily to the impact of the H3C divestiture and unfavorable currency fluctuations substantially offset by revenue growth in Servers and Networking;

•	ES net revenue decreased due primarily to unfavorable currency fluctuations, primarily in our Europe, Middle East and Africa region ("EMEA"), coupled with weak business demand across the EMEA region;

•	Software net revenue decreased due primarily to the transfer of a business to former Parent, business divestitures and unfavorable currency fluctuations; and

•
FS net revenue increased for the three months ended July 31, 2016 due primarily to higher portfolio revenue due to an increase in average portfolio assets. The decrease in net revenue for the nine months ended July 31, 2016 was due primarily to unfavorable currency fluctuations and lower asset management activity from lower residual maturities.

A more detailed discussion of segment revenue is included under "Segment Information" below.
Gross Margin
Three and nine months ended July 31, 2016 compared with three and nine months ended July 31, 2015
For the three months and nine months ended July 31, 2016, total gross margin increased by 0.6 percentage points and 0.5 percentage points, respectively. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•	ES gross margin increased due primarily to service delivery efficiencies as a result of cost savings associated with our ongoing restructuring programs;

•
EG gross margin increased for the three months ended July 31, 2016 due primarily to lower discounting and higher option attach activity in Servers, and a higher gross margin in Networking from Aruba and from Converged Storage solutions. Gross margin was flat for the nine months ended July 31, 2016 due primarily to unfavorable currency

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

fluctuations, competitive pricing, a decline in TS margins, and a higher revenue mix of density optimized servers offset by a higher gross margin contribution in Networking primarily from Aruba and higher option attach rates in Servers;

•
FS gross margin decreased primarily due to lower asset management activity from lower residual maturities and unfavorable currency fluctuations for the three months ended July 31, 2016. For the nine months ended July 31, 2016, FS gross margin increased primarily due to lower bad debt expense; and

•	Software gross margin decreased due primarily to a higher mix of professional services revenue and a lower mix of license and support revenue.
A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.
Operating Expenses
Research and Development
R&D expense decreased 8% and increased 5% for the three and nine months ended July 31, 2016, respectively, as compared to the prior-year periods. The decrease for the three month period was due to the H3C divestiture, which was partially offset by an increase in R&D expenses in Servers within the EG segment. The increase for the nine month period was due primarily to an increase in Networking (due in part to the acquisition of Aruba) and Servers within the EG segment, partially offset by favorable currency fluctuations. We continue to make investments in our strategic focus areas of cloud, security, big data and mobility.
Selling, General and Administrative
Selling, general and administrative expense decreased 5% for the three months ended July 31, 2016, as compared to the prior-year period, due primarily to lower expenses in the current period resulting from divestitures, primarily H3C and TippingPoint, and favorable foreign currency fluctuations.
Selling, general and administrative expense decreased 1% for the nine months ended July 31, 2016, as compared to the prior-year period, due primarily to favorable foreign currency fluctuations, gains from divestitures in Software and ES and lower expenses in the current period resulting from divestitures. The decrease was partially offset by higher expenses in the current period from Aruba, which we acquired in May 2015.
Amortization of Intangible Assets
Amortization expense decreased 7% for the three months ended July 31, 2016 as compared to the prior-year period, due to certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods, partially offset by the impact of intangible assets resulting from the acquisition of Aruba.
Amortization expense was flat for the nine months ended July 31, 2016 as compared to the prior-year period, due to the impact of intangible assets resulting from the acquisition of Aruba being offset by certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods.
Restructuring Charges
Restructuring charges increased for the three and nine months ended July 31, 2016 as compared to the prior-year periods, due to higher charges from the restructuring plan we announced in September 2015 (the "2015 Plan"), which is in connection with our separation from former Parent.
Separation Costs
Separation costs includes costs resulting from our separation from former Parent in fiscal 2015 and costs resulting from the Everett transaction.
Separation costs decreased for the three and nine months ended July 31, 2016, as compared to the prior-year periods, due to lower costs from our separation from former Parent partially offset by costs in the current periods from the Everett transaction. The decline in separation costs from former Parent was due primarily to lower third-party consulting, contractor fees and other incremental costs, partially offset by higher marketing and branding-related expenses. The current period costs

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

from the Everett transaction consist primarily of amounts for third-party consulting and stock-based compensation expense as a result of the acceleration of certain equity awards.
Acquisition and Other Related Charges
Acquisition and other related charges decreased for the three months ended July 31, 2016 and increased for the nine months ended July 31, 2016, as compared to the prior-year periods. The decrease for the three month period was due primarily to higher charges in the prior-year period resulting from the acquisition of Aruba. The increase for the nine month period was due primarily to charges resulting from the divestiture of H3C, partially offset by lower charges from the acquisition of Aruba.
Gain on H3C Divestiture
The gain on the H3C divestiture resulted from the sale of 51% of our H3C Technologies and China-based server, storage and technology services businesses.
Interest and Other, Net
Interest and other, net expense increased by $22 million for the three months ended July 31, 2016, as compared to the prior-year period, due primarily to higher interest expense from higher average borrowings, partially offset by a tax indemnification adjustment related to our Tax Matters Agreement with former Parent.
Interest and other, net expense increased by $170 million for the nine months ended July 31, 2016, as compared to the prior-year period, due primarily to higher interest expense from higher average borrowings.
Loss from Equity Interests
Loss from equity interests represents our 49% interest in a partnership with Tsinghua Holdings in H3C. The loss of $72 million for the three months ended July 31, 2016 was due primarily to the amortization of our interest in the estimated basis difference which comprised of $58 million.
Provision for Taxes
Our effective tax rate was 5.6% and 9.7% for the three months ended July 31, 2016 and 2015, respectively, and 7.4% and 20.9% for the nine months ended July 31, 2016 and 2015, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that had the most significant effective tax rate impact in the periods presented were Puerto Rico, Singapore and China. In addition, the Company’s effective tax rate for the three and nine months ended July 31, 2016 was further reduced due to the impact of foreign tax credits generated in relation to foreign earnings taxable in the U.S. primarily related to the divestitures occurring within the quarter. We plan to reinvest certain earnings of these jurisdictions indefinitely outside the U.S. and therefore have not provided for U.S. taxes on those indefinitely reinvested earnings.
For the three and nine months ended July 31, 2016, we recorded $37 million of net income tax charges and $160 million of net income tax benefits related to items discrete to the periods, respectively. For the three months ended July 31, 2016, these amounts include tax expense of $123 million related to the H3C divestiture and $61 million for tax indemnification, the effects of which were partially offset primarily by tax benefits of $131 million on restructuring charges, separation costs, acquisition and other divestiture charges. For the nine months ended July 31, 2016, these amounts include tax benefits of $305 million on restructuring charges, separation costs, acquisition and other divestiture charges, the effects of which were partially offset primarily by tax expense of $123 million related to the H3C divestiture and $22 million related to tax indemnification.
For the three and nine months ended July 31, 2015, we recorded $33 million and $146 million of net income tax benefits related to discrete items, respectively. These amounts primarily included tax benefits on restructuring charges, separation costs and a tax benefit arising from retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 signed into law in December 2014.

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
Enterprise Group

	Three months ended July 31,
	2016	2015	% Change
	Dollars in millions
Net revenue	$6,476	$7,007	(7.6)%
Earnings from operations	$815	$881	(7.5)%
Earnings from operations as a % of net revenue	12.6%	12.6%

	Nine months ended July 31,
	2016	2015	% Change
	Dollars in millions
Net revenue	$20,537	$20,549	(0.1)%
Earnings from operations	$2,576	$2,862	(10.0)%
Earnings from operations as a % of net revenue	12.5%	13.9%
The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2016	2015	2016
	Dollars in millions
Networking	$639	$823	(2.6)
Servers	3,368	3,520	(2.2)
Technology Services	1,745	1,880	(1.9)
Storage	724	784	(0.9)
Total Enterprise Group	$6,476	$7,007	(7.6)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Nine months ended July 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2016	2015	2016
	Dollars in millions
Technology Services	$5,378	$5,800	(2.0)
Storage	2,286	2,361	(0.4)
Servers	10,497	10,447	0.2
Networking	2,376	1,941	2.1
Total Enterprise Group	$20,537	$20,549	(0.1)
Three months ended July 31, 2016 compared with three months ended July 31, 2015
EG net revenue decreased 7.6% (decreased 5.6% on a constant currency basis) for the three months ended July 31, 2016. The decrease in EG net revenue was due primarily to the impact of the H3C divestiture in May 2016, which resulted in revenue declines in each of the EG business units, primarily in Networking and TS, and unfavorable currency fluctuations. We continue to experience challenges due to market trends, including the transition to cloud computing, as well as, product and technology transitions, along with a highly competitive pricing environment.
Networking net revenue decreased 22% due primarily to the H3C divestiture. The decline was partially offset by double-digit revenue growth in wireless local area network (“WLAN”) products, led by Aruba. Servers net revenue decreased 4% due to declines in unit volume partially offset by higher average unit prices ("AUPs"). The decrease in unit volume was primarily in the Rack and Tower categories within industry standard servers. The increase in AUPs was across all of the industry standard servers product portfolio. Storage net revenue decreased 8% due primarily to a decline in traditional storage solutions. The decline was due to the ongoing contraction in the market for storage products and execution challenges. Partially offsetting the decline in Storage revenue was growth in 3PAR All-flash Arrays. TS net revenue decreased 7% due primarily to the H3C divestiture and the discontinuation of attach activity with the former Parent. Adding to the net revenue decrease in TS was a reduction in support for MCS and traditional storage products.
EG earnings from operations as a percentage of net revenue remained flat year-over-year for the three months ended July 31, 2016 as a result of an increase in gross margin offset by an increase in operating expenses as percentage of net revenue. The gross margin increase was due to lower discounting and higher option attach rates in Servers, higher gross margin in Converged Storage and improved margins in Networking from Aruba. The increase in operating expenses as a percentage of net revenue was due primarily to expenses in the period from Aruba, partially offset by the impact of the H3C divestiture.
Nine months ended July 31, 2016 compared with nine months ended July 31, 2015
EG net revenue decreased 0.1% (increased 3.8% on a constant currency basis) for the nine months ended July 31, 2016. The decrease in EG net revenue was due primarily to unfavorable currency fluctuations led by the euro, the revenue decline in TS and the H3C divestiture, substantially offset by revenue growth in Networking.
TS net revenue decreased 7% due primarily to the H3C divestiture, unfavorable currency fluctuations and the discontinuation of attach activity with the former Parent. Adding to the net revenue decrease in TS was a reduction in support for MCS and traditional storage products. Partially offsetting the TS revenue decline was growth in HPE Data Center Care and HPE Proactive Care support solutions. Storage net revenue decreased 3% as a result of unfavorable currency fluctuations and a decline in traditional storage products, the effects of which were partially offset by growth in Converged Storage solutions. Servers net revenue growth was flat due to a decrease in unit volume and unfavorable currency fluctuations offset by higher AUPs. The decrease in unit volume was primarily in the Tower and Blade categories within industry standard servers. The increase in AUPs was across the industry standard servers product portfolio. Networking net revenue increased 22% due to double-digit revenue growth in WLAN products, led by Aruba.
EG earnings from operations as a percentage of net revenue decreased 1.4% year-over-year for the nine months ended July 31, 2016 as a result of flat gross margin and an increase in operating expenses as percentage of net revenue. Gross margin remained flat due primarily to unfavorable currency fluctuations, competitive pricing and a decline in TS gross margin offset by higher gross margin contribution in Networking from Aruba and higher option attach rates in Servers. The increase in operating

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

expenses as a percentage of net revenue was due primarily to expenses in the period from Aruba, partially offset by favorable currency fluctuations.

Enterprise Services

	Three months ended July 31,
	2016	2015	% Change
	Dollars in millions
Net revenue	$4,725	$4,976	(5.0)%
Earnings from operations	$393	$285	37.9%
Earnings from operations as a % of net revenue	8.3%	5.7%

	Nine months ended July 31,
	2016	2015	% Change
	Dollars in millions
Net revenue	$14,136	$14,786	(4.4)%
Earnings from operations	$948	$607	56.2%
Earnings from operations as a % of net revenue	6.7%	4.1%
The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2016	2015	2016
	Dollars in millions
Infrastructure Technology Outsourcing	$2,866	$3,036	(3.4)
Application and Business Services	1,859	1,940	(1.6)
Total Enterprise Services	$4,725	$4,976	(5.0)

	Nine months ended July 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2016	2015	2016
	Dollars in millions
Infrastructure Technology Outsourcing	$8,579	$9,039	(3.1)
Application and Business Services	5,557	5,747	(1.3)
Total Enterprise Services	$14,136	$14,786	(4.4)
Three and nine months ended July 31, 2016 compared with three and nine months ended July 31, 2015

ES net revenue decreased 5.0% (decreased 2.7% on a constant currency basis) and decreased 4.4% (decreased 0.4% on a constant currency basis) for the three and nine months ended July 31, 2016, respectively. For both periods, the net revenue decrease in ES was due to unfavorable currency fluctuations, primarily in our Europe, Middle East and Africa region ("EMEA"), coupled with weak business demand across the EMEA region, partially offset by revenue growth from our SES

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

portfolio. For the three month period, we experienced weak business demand in EMEA, particularly in the U.K. public sector market, partially offset by growth in other regions.
Net revenue in ITO decreased by 6% and 5% for the three and nine months ended July 31, 2016, respectively, due to unfavorable currency fluctuations, particularly in EMEA, and revenue runoff. The net revenue decrease in ITO for both periods was partially offset by revenue growth in SES. SES revenue growth in ITO was across all regions, led by EMEA and the Americas, where growth resulted primarily from the U.S. public sector. Net revenue in Application and Business Services ("ABS") declined by 4% and 3% for the three and nine months ended July 31, 2016, respectively, due to unfavorable currency fluctuations, revenue runoff and demand weakness in EMEA. Partially offsetting the decrease in ABS for the three and nine month periods was revenue growth from additional contracts and project work in the Asia Pacific region.
For both the three and nine months ended July 31, 2016, ES earnings from operations as a percentage of net revenue increased 2.6 percentage points. The increase in operating margin for both periods was due to an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The increase in gross margin for both periods was due to service delivery efficiencies as a result of cost savings associated with our ongoing restructuring programs. For both periods, the decrease in operating expenses as a percentage of net revenue was due primarily to lower administrative expenses resulting from cost structure reductions. The decline in operating expenses for the nine month period also resulted from a business divestiture gain.
Software

	Three months ended July 31,
	2016	2015	% Change
	Dollars in millions
Net revenue	$738	$901	(18.1)%
Earnings from operations	$131	$185	(29.2)%
Earnings from operations as a % of net revenue	17.8%	20.5%

	Nine months ended July 31,
	2016	2015	% Change
	Dollars in millions
Net revenue	$2,292	$2,663	(13.9)%
Earnings from operations	$459	$501	(8.4)%
Earnings from operations as a % of net revenue	20.0%	18.8%
Three and nine months ended July 31, 2016 compared with three and nine months ended July 31, 2015
Software net revenue decreased 18.1% and 13.9% (decreased 16.2% and 10.9% on a constant currency basis) for the three and nine months ended July 31, 2016, respectively. Revenue growth in Software is being challenged by the overall market shift to SaaS solutions which is impacting growth in license and support revenue and implementation challenges as we transform our go-to-market approach. For the three and nine months ended July 31, 2016, net revenue growth was negatively impacted by the transfer of the marketing optimization product group to former Parent, business divestitures and unfavorable foreign currency fluctuations.
For the three months ended July 31, 2016, net revenue from licenses, support, professional services and SaaS decreased by 28%, 17%, 8%, and 5%, respectively. For the nine months ended July 31, 2016, net revenue from licenses, support, professional services and SaaS decreased by 16%, 16%, 6%, and 8%, respectively. The decrease in license net revenue for both periods was due primarily to the market shift to SaaS solutions and sales execution challenges and, as a result, we experienced lower sales of IT operations management software licenses. The decrease in license revenue for both periods was also attributable to the transfer of the marketing optimization product group to former Parent effective at the beginning of the fourth quarter of fiscal 2015 and the divestiture of the TippingPoint business during the second quarter of fiscal 2016. The decrease in support net revenue for both periods was due primarily to the transfer of the marketing optimization product group to former Parent, the divestiture of the iManage business during the third quarter of fiscal 2015, the divestiture of the TippingPoint business during second quarter of fiscal 2016, unfavorable currency fluctuations and ongoing declines in license revenue. Professional services net revenue decreased for both periods due primarily to the impact of the transfer of the marketing

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

optimization product group to former Parent. SaaS net revenue decreased for both periods due primarily to the divestiture of the LiveVault business, during the fourth quarter of fiscal 2015.
For the three months ended July 31, 2016, Software earnings from operations as a percentage of net revenue decreased by 2.7 percentage points due primarily to an increase in operating expenses as a percentage of net revenue and a decline in gross margin. The increase in operating expenses as a percentage of net revenue was driven primarily by revenue declines as a result of the transfer of the marketing optimization product group to former Parent and business divestitures during fiscal 2016. This was partially offset by a decrease in operating expenses that was not in proportion to the revenue decline. The decrease in operating expenses was due primarily to business divestitures, labor saving initiatives and lower SG&A costs. The decrease in gross margin was due primarily to a higher mix of professional services revenue and a lower mix of license revenue.
For the nine months ended July 31, 2016, Software earnings from operations as a percentage of net revenue increased by 1.2 percentage points due primarily to a decrease in operating expenses as a percentage of net revenue, offset by a decline in gross margin. The decrease in operating expenses as a percentage of net revenue was driven primarily by a one-time gain related to the divestiture of the TippingPoint business during the second quarter of fiscal 2016 and a decrease in operating expenses as a result of the transfer of the marketing optimization product group to former Parent and business divestitures. The decrease in gross margin was due primarily to a higher mix of professional services revenue and a lower mix of license and support revenue.
Financial Services

	Three months ended July 31,
	2016	2015	% Change
	Dollars in millions
Net revenue	$812	$807	0.6%
Earnings from operations	$80	$87	(8.0)%
Earnings from operations as a % of net revenue	9.9%	10.8%

	Nine months ended July 31,
	2016	2015	% Change
	Dollars in millions
Net revenue	$2,376	$2,415	(1.6)%
Earnings from operations	$253	$262	(3.4)%
Earnings from operations as a % of net revenue	10.6%	10.8%
Three months ended July 31, 2016 compared with three months ended July 31, 2015
FS net revenue increased by 0.6% (increased 2.5% on a constant currency basis) for the three months ended July 31, 2016. The net revenue increase was due primarily to higher portfolio revenue due to an increase in average portfolio assets, partially offset by unfavorable currency fluctuations and lower asset management lease extension activity.
FS earnings from operations as a percentage of net revenue decreased by 0.9 percentage points for the three months ended July 31, 2016 due primarily to a decrease in gross margin and an increase in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to lower asset management activity from lower residual maturities and unfavorable currency fluctuations. The increase in operating expenses was due primarily to higher IT expenses.
Nine months ended July 31, 2016 compared with nine months ended July 31, 2015
FS net revenue decreased by 1.6% (increased 2.3% on a constant currency basis) for the nine months ended July 31, 2016. The net revenue decrease was due primarily to unfavorable currency fluctuations and lower asset management activity from lower residual maturities, partially offset by higher portfolio revenue due to an increase in average portfolio assets.
FS earnings from operations as a percentage of net revenue decreased by 0.2 percentage points for the nine months ended July 31, 2016 due primarily to an increase in operating expenses as a percentage of net revenue, partially offset by an increase in gross margin. The increase in gross margin was as a result of lower bad debt expense, partially offset by unfavorable

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

currency fluctuations, and lower margins on asset management activity, primarily in lease extensions. The increase in operating expenses as a percentage of net revenue was due primarily to higher IT expenses.
Financing Volume

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
	In millions
Total financing volume	$1,566	$1,673	$4,723	$4,678
New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 6.4% for the three months ended July 31, 2016 due primarily to lower financing associated with HPE product sales and related service offerings, along with unfavorable currency fluctuations.
New financing volume increased 1% for the nine months ended July 31, 2015, driven primarily by higher financing of HPE and third party products and related services, partially offset by unfavorable currency fluctuations.
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
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	July 31, 2016	October 31, 2015
	Dollars in millions
Financing receivables, gross	$6,905	$6,655
Net equipment under operating leases	3,231	2,915
Capitalized profit on intercompany equipment transactions(1)	553	853
Intercompany leases(1)	2,149	1,990
Gross portfolio assets	12,838	12,413
Allowance for doubtful accounts(2)	89	95
Operating lease equipment reserve	43	58
Total reserves	132	153
Net portfolio assets	$12,706	$12,260
Reserve coverage	1.0%	1.2%
Debt-to-equity ratio(3)	7.0x	7.0x
______________________________________________________________________________

(1)	Intercompany activity is eliminated in consolidation.

(2)	Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.3 billion and $10.7 billion at July 31, 2016 and October 31, 2015, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at July 31, 2016 and October 31, 2015 was $1.6 billion and $1.5 billion, respectively.

At July 31, 2016 and October 31, 2015, FS cash and cash equivalents balances were approximately $729 million and $589 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net portfolio assets at July 31, 2016 increased 3.6% from October 31, 2015. The increase generally resulted from new financing volume in excess of portfolio runoff.
FS bad debt expense includes charges to general reserves and specific reserves for sales-type, direct-financing and operating leases. For the three and nine months ended July 31, 2016, FS recorded net bad debt expense of $13 million and $9 million respectively. For the three and nine months ended July 31, 2015, FS recorded net bad debt expense of $13 million and $30 million, respectively.
Corporate Investments

	Three months ended July 31,
	2016	2015	% Change
	Dollars in millions
Net revenue	$—	$1	(100)%
Loss from operations	$(83)	$(109)	(24)%
Loss from operations as a % of net revenue(1)	NM	NM	NM

	Nine months ended July 31,
	2016	2015	% Change
	Dollars in millions
Net revenue	$3	$6	(50)%
Loss from operations	$(269)	$(308)	(13)%
Loss from operations as a % of net revenue(1)	NM	NM	NM
______________________________________________________________________________

(1)	"NM" represents not meaningful.
Corporate Investments net revenue decreased by 100% and 50% for the three and nine months ended July 31, 2016, respectively, as compared to the prior-year periods. Net revenue represents IP related royalty revenue and residual activity from certain cloud-related incubation projects.
For the three and nine months ended July 31, 2016, Corporate Investments loss from operations decreased by 24% and 13%, respectively, as compared to the prior-year periods. The decline in loss from operations for both periods was due to lower spending on certain cloud-related incubation activities and lower expenses in HP Labs.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will generally be sufficient to support our operating businesses, capital expenditures, restructuring activities, separation costs, maturing debt, interest payments, income tax payments, and the payment of future stockholder dividends, in addition to any future investments and any future share repurchases. We would supplement this short-term liquidity, if necessary, by accessing the capital markets and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. For example, under the Tax Matters Agreement entered into in connection with the separation, we will generally be prohibited, except in specific circumstances, from issuing equity securities beyond certain thresholds for a two-year period following the separation. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I, each of which is incorporated herein by reference.
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
On October 13, 2015, our Board of Directors authorized a $3.0 billion share repurchase program. On May 24, 2016, an additional $3.0 billion under the share repurchase program was authorized by our Board of Directors. The number of shares that we repurchase under the share repurchase program may vary depending on numerous factors, including share price, liquidity and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions, and board and management discretion. Additionally, our share repurchase activity, if any, during any particular period may fluctuate. We may commence, accelerate, suspend, delay or discontinue any share repurchase activity at any time, without notice. These programs do not have a specific expiration date.
In the first nine months of fiscal 2016, we repurchased an aggregate of $2.7 billion under two accelerated share repurchase agreements ("ASR Agreements") with financial institutions. For more information on our ASR Agreements, refer to Note 15, "Stockholders' Equity", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
In December 2015, in connection with the Separation and Distribution Agreement, we received a final cash allocation of approximately $526 million from former Parent. The cash allocation was based on our projected cash requirements in light of the intended investment grade credit rating, business plan and anticipated operations and activities.
In May 2016, we executed our joint partnership agreement with Tsinghua Holdings to create a Chinese provider of technology infrastructure, H3C, and received net proceeds of $2.5 billion. Under the definitive agreement, Tsinghua Holdings' subsidiary, Unisplendour Corporation, purchased 51% of the new H3C business, which is comprised of our former H3C Technologies and China-based server, storage and technology services businesses.
On May 24, 2016, we announced plans for a tax-free spin-off and merger of our Enterprise Services business with CSC, which will create a pure-play, global IT services company. The transaction, which is currently targeted to be completed by March 31, 2017, is expected to deliver approximately $8.5 billion to the shareholders of Hewlett Packard Enterprise on an after-tax basis. This amount includes an equity stake in the company valued at approximately $4.5 billion, which represents approximately 50% ownership, a cash dividend of $1.5 billion, and the assumption of $2.5 billion of net debt and other liabilities. Preceding the close of the transaction, we expect to incur one-time costs of approximately $900 million to separate the Enterprise Services business from Hewlett Packard Enterprise. The majority of these costs will be offset by lower costs associated with our Fiscal 2015 Restructuring Plan.
On September 7, 2016, we announced plans for a spin-off and merger of our non-core software assets with Micro Focus, which will create a pure-play enterprise software company. Upon the completion of the transaction, which is currently targeted to be completed by the second half of fiscal 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise and 50.1% of the new combined company. The transaction is expected to deliver approximately $8.8 billion to the shareholders of Hewlett Packard Enterprise on an after-tax basis. This includes an equity stake in the newly combined company valued at approximately $6.3 billion, which represents approximately 50.1% ownership, and a cash payment of $2.5 billion to Hewlett Packard Enterprise. Preceding the close of the transaction, we expect to incur one-time costs of approximately $700 million to separate the non-core software assets from Hewlett Packard Enterprise.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Liquidity

	Nine months ended July 31,
	2016	2015
	In millions
Net cash provided by operating activities	$2,746	$3,819
Net cash provided by (used in) investing activities	630	(4,834)
Net cash (used in) provided by financing activities	(2,198)	1,470
Increase in cash and cash equivalents	$1,178	$455
Operating Activities
For the nine months ended July 31, 2016, net cash provided by operating activities decreased by $1.1 billion as compared to the prior-year period. The decrease was due primarily to changes in other operating assets and liabilities and higher utilization of cash for payments for taxes.
As of July 31, 2016, the cash conversion cycle decreased by five days as compared to October 31, 2015, which includes a favorable impact of one day from the reclassification of related assets and liabilities held for sale. As of July 31, 2015, the cash conversion cycle increased by three days as compared to October 31, 2014. As a result, cash generated from working capital management improved in the current period as compared to the corresponding period in fiscal 2015.
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	July 31, 2016	October 31, 2015	Change	July 31, 2015	October 31, 2014	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	51	57	(6)	55	54	1	(4)
Days of supply in inventory ("DOS")	19	21	(2)	22	17	5	(3)
Days of purchases outstanding in accounts payable ("DPO")	(52)	(55)	3	(47)	(44)	(3)	(5)
Cash conversion cycle	18	23	(5)	30	27	3	(12)
As a result of the MphasiS transaction, we reclassified $151 million of accounts receivable and $5 million of accounts payable as assets and liabilities held for sale, respectively, in the Condensed Consolidated Balance Sheet as of July 31, 2016. The working capital metrics and cash conversion cycle amounts in the table above include the impact of these reclassifications. See Note 9, "Acquisition and Divestitures", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I for more details on the MphasiS transaction. The cash conversion cycle without the reclassification of assets and liabilities as held for sale was 19 days, which reflects DSO of 52 days, DOS of 19 days and DPO of 52 days. As the operational results of MphasiS are included in our Condensed Consolidated and Combined Financial Statements, we believe this measure is a truer reflection of our cash conversion cycle for the first nine months of fiscal 2016.
Three months ended July 31, 2016 compared with three months ended July 31, 2015
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in fiscal 2015, the decrease in DSO was due primarily to favorable revenue and payment linearity and the impact of the reclassification of certain accounts receivable as held for sale as a result of the MphasiS transaction.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2015, the decrease in DOS was due primarily to lower inventory to support expected service levels.

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
Investing Activities
For the nine months ended July 31, 2016, net cash provided by investing activities increased by $5.5 billion compared to the corresponding period in fiscal 2015. The increase was due primarily to proceeds in the current period from the H3C divestiture and lower payments in the current period in connection with business acquisitions.
Financing Activities
Compared to the corresponding period in fiscal 2015, net cash used in financing activities increased by $3.7 billion for the nine months ended July 31, 2016, due primarily to cash utilization for repurchases of common stock and dividend payments and lower net transfers from former Parent.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), separation activities, share repurchase activities, and our cost of capital and targeted capital structure.
Outstanding borrowings increased to $16.3 billion as of July 31, 2016, as compared to $15.8 billion at October 31, 2015, bearing weighted-average interest rates of 3.4% and 3.0%, respectively. During the first nine months of fiscal 2016, we issued $9.2 billion and repaid $8.9 billion of commercial paper.
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
Revolving Credit Facility
On November 1, 2015, the Company entered into a revolving credit facility (the "Credit Agreement"), together with the lenders named therein, JPMorgan Chase Bank, N.A. ("JPMorgan"), as co-administrative agent and administrative processing agent, and Citibank, N.A., as co-administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.0 billion. Loans under the revolving credit facility may be used for general corporate purposes. Commitments under the Credit Agreement are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating.
Available Borrowing Resources
As of July 31, 2016, we had the following additional liquidity resources available if needed:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

As of July 31, 2016
In millions
Commercial paper programs	$4,180
Uncommitted lines of credit	$1,538
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
Retirement and Post-Retirement Benefit Plan Funding
For the remainder of fiscal 2016, we anticipate making additional contributions of approximately $55 million to our non-U.S. pension plans and approximately $1 million to our U.S. non-qualified plan participants and expect to pay approximately $1 million to cover benefit claims under the Company's post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, "Retirement and Post-Retirement Benefit Plans", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Restructuring Plans
As of July 31, 2016, we expect to make future cash payments of approximately $2.2 billion in connection with our approved restructuring plans, which include $0.3 billion expected to be paid through the remainder of fiscal 2016 and $1.9 billion expected to be paid through fiscal 2021. For more information on our restructuring activities, see Note 3, "Restructuring", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Uncertain Tax Positions
As of July 31, 2016, we had approximately $3.7 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $29 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, "Taxes on Earnings", to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
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
Each of the proposed separation of our Enterprise Services business and subsequent merger with CSC, and the proposed separation of our non-core software assets and subsequent merger with Micro Focus, may not be consummated as or when planned or at all, and may not achieve the intended benefits.
        The proposed separation of each of (i) our Enterprise Services business, distribution of the shares of Everett SpinCo. Inc. (the subsidiary to which the Enterprise Services business will be transferred, or "Everett SpinCo") common stock to our stockholders and subsequent merger of Everett SpinCo with a wholly-owned subsidiary of Computer Sciences Corporation (“CSC” and such transactions, the “ES Separation”) and (ii) our non-core software assets (“Software Assets”), distribution of the shares of Seattle SpinCo Inc. (the subsidiary to which the Software assets will be transferred, or "Seattle Spinco") common stock to our stockholders and subsequent merger of Seattle SpinCo with a wholly-owned subsidiary of Micro Focus International plc (“Micro Focus” and such transactions, the “Software Separation”), may not be consummated as currently contemplated or at all, or may encounter unanticipated delays or other roadblocks, including delays in obtaining necessary regulatory approvals. In addition, either or both of the ES Separation and the Software Separation (together, the “Separations”) could create unanticipated difficulties for our business, including in our Enterprise Services business or relating to our Software Assets prior to their consummation. Planning and executing the proposed separation, distribution and subsequent merger for each of the Separations will require significant time, effort, and expense, and may divert the attention of our management and employees from other aspects of our business operations, and any delays in the completion of either or both of the proposed Separations may increase the amount of time, effort, and expense that we devote to such transactions, which could adversely affect our business, financial condition and results of operations.
        There can be no assurance that we will be able to complete either or both of the Separations on the terms currently contemplated or at all. Disruptions in general market conditions or in the Enterprise Services business or with respect to our Software Assets could affect our ability to complete the Separations. The proposed Separations are also subject to numerous closing conditions, including, among others, approval of the issuance of the CSC common stock by the requisite vote of CSC’s stockholders (in the case of the ES Separation) and approval of the issuance of the Micro Focus ordinary shares by the requisite vote of Micro Focus’s shareholders (in the case of the Software Separation); the effectiveness of CSC’s registration statement registering the CSC common stock to be issued pursuant to the merger agreement with CSC (in the case of the ES Separation) and the effectiveness of Micro Focus’s registration statement registering the Micro Focus American Depositary Shares to be issued pursuant to the merger agreement with Micro Focus (in the case of the Software Separation); the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain required foreign antitrust approvals, and a cash dividend payment to us which is expected to be financed through borrowing, in the case of each of the Separations.
        In addition, if we complete the proposed Separations, there can be no assurance that we will be able to realize the intended benefits of the transactions or that the combined company resulting from either Separation will perform as anticipated. Specifically, the proposed Separations could cause disruptions in our remaining businesses, the Enterprise Services business and CSC’s business, or Seattle SpinCo and Micro Focus’s business, including by disrupting operations or causing customers to delay or to defer decisions to purchase products, renew contracts, or to end their relationships. Similarly, it is possible that current or prospective employees of, or providing services to, the Enterprise Services business, CSC, the Software Assets, or Micro Focus could experience uncertainty about their future roles with the combined companies that will result from each Separation, as applicable, which could harm the ability of the Enterprise Services business, CSC, Seattle SpinCo or Micro Focus to attract and retain key personnel. Any of the foregoing could adversely affect our remaining businesses following the completion of the Separations, or the business, financial condition or results of operations of CSC or the Enterprise Services business, or Micro Focus’s or the Software Assets.
        In addition, CSC and the Enterprise Services business or Micro Focus and the Seattle SpinCo could face difficulties in integrating their businesses, or CSC or Micro Focus could face difficulties in its business generally, as a result of which our stockholders may not receive benefits or value in excess of the benefits and value that might have been created or realized had we retained the Enterprise Services business or the Software Assets, respectively.
The stock distribution in either or both of the Separations could result in significant tax liability, and CSC or Micro Focus (as applicable) may in certain cases be obligated to indemnify us for any such tax liability imposed on us.
        Each of the Separations is conditioned on the receipt of an opinion from outside counsel regarding the qualification of (i) the relevant distribution and related transactions as a “reorganization” within the meaning of Sections 368(a), 361 and 355 of the Internal Revenue Code of 1986 (the “Code”); and (ii) the relevant merger as a “reorganization” within the meaning of Section 368(a) of the Code.
Each opinion of outside counsel will be based upon and rely on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of us, Everett SpinCo and CSC, or us, Seattle SpinCo and Micro Focus, as applicable. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if any party breaches any of its covenants in the relevant separation documents, the relevant opinion of counsel may be invalid and the conclusions reached therein could be jeopardized. Notwithstanding the opinions of counsel, the Internal Revenue Service (the “IRS”) could determine that either or both of the distributions should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations, statements or undertakings upon which the relevant opinion of counsel was based are false or have been violated, or if it disagrees with the conclusions in the opinion of counsel. An opinion of counsel is not binding on the IRS and there can be no assurance that the IRS will not assert a contrary position.

If the distribution of Everett SpinCo or Seattle SpinCo, as applicable, together with certain related transactions, failed to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code, in general, we would recognize taxable gain as if we had sold the stock of Everett SpinCo or Seattle SpinCo, as applicable, in a taxable sale for its fair market value, and our stockholders who receive Everett SpinCo shares or Seattle SpinCo shares in the relevant distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

Under the tax matters agreements to be entered into by us with Everett SpinCo and CSC, and with Seattle SpinCo and Micro Focus, Everett SpinCo and Seattle SpinCo generally would be required to indemnify us for any taxes resulting from the relevant separation (and any related costs and other damages) to the extent such amounts resulted from (i) certain actions taken by, or acquisitions of capital stock of, Everett SpinCo or Seattle SpinCo, as applicable (excluding actions required by the documents governing the relevant Separation), or (ii) any breach of certain representations and covenants made by Everett SpinCo or Seattle SpinCo, as applicable. Any such indemnity obligations could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (May 2016)	66,705	$17.39	66,705	$3,336,730
Month #2 (June 2016)	—	$—	—	$3,336,730
Month #3 (July 2016)	—	$—	—	$3,336,730
Total	66,705	$17.39	66,705
______________________________________________________________________________
In November 2015 and May 2016, the Company entered into two separate accelerated share repurchase agreements ("ASR Agreements") with financial institutions under which the Company paid upfront amounts of $1.1 billion and $1.5 billion, respectively. For the three months ended July 31, 2016, the Company received a delivery of 67 million shares of the Company's common stock under the May 2016 ASR Agreement, which were retired and recorded as a $1.2 billion reduction to stockholders' equity. The remaining $0.3 billion was recorded as a reduction to stockholders' equity as an unsettled forward contract indexed to the Company's own stock. During the nine months ended July 31, 2016, the total shares repurchased under the two ASR Agreements was 144 million shares based on the average daily volume weighted average stock price of the Company's common stock during the term of the transactions, plus transaction fees. This was in addition to the Company's open market repurchase activities during the first six months of fiscal 2016. See Note 15, "Stockholders' Equity" to the Condensed Consolidated and Combined Financial Statements in Item 1 of Part 1, which is incorporated herein by reference.
On October 13, 2015, the Hewlett Packard Enterprise Board of Directors announced the authorization of a $3.0 billion share repurchase program. On May 24, 2016, the Hewlett Packard Enterprise Board of Directors announced the authorization of an additional $3.0 billion under the Company's share repurchase program. Hewlett Packard Enterprise may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. These programs, which do not have a specific expiration date, authorizes repurchases in the open market or in private transactions. Share repurchases settled in the third quarter of fiscal 2016 consisted of private transactions. As of July 31, 2016, the Company had remaining authorization of $3.3 billion for future share repurchases.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 81 of this report sets forth a list of exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ Timothy C. Stonesifer
Timothy C. Stonesifer Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: September 8, 2016

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.8	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.9	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett Spinco, Inc.	8-K	001-37483	2.2	May 26, 2016
2.10	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.11	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.12	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.10	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.10	October 13, 2015
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.11	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.13	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029	10-K	001-04423	4.13	December 17, 2015
4.14	Hewlett Packard Enterprise 401(k) Plan	S-8	333-207680	4.3	October 30, 2015
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	10	001-37483	10.1	September 28, 2015
10.2	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan	10	001-37483	10.2	September 28, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.3	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.4	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.5	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.6	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.7	Form of Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.5	November 5, 2015
10.8	Form of Performance-Adjusted Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.6	November 5, 2015
10.9	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.10	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.11	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.12	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.13	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
10.14	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.15	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.16	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
11	None
12	Statement of Computation of Ratio of Earnings to Fixed Charges‡
15	None
18-19	None
22-24	None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡
______________________________________________________________________________

*	Indicates management contract or compensation plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith
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