Form 10-K
period 2016-10-31
Hewlett Packard Enterprise Co
filed 2016-12-15
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2016
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $28,699,276,157 based on the last sale price of common stock on April 30, 2016.
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of November 30, 2016 was 1,664,817,197 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2016 are incorporated by reference into Part III of this Report.
III

Hewlett Packard Enterprise Company
Form 10-K
For the Fiscal Year ended October 31, 2016

Forward-Looking Statements
This Annual Report on Form 10-K, including "”Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the completed separation transaction and the previously announced divestiture transactions, the future performance of the company following such divestitures, as well as the execution of restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former Parent; risks associated with Hewlett Packard Enterprise's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the divestiture transactions and the execution, timing and results of any restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of Hewlett Packard Enterprise's business) and the anticipated benefits of the divestiture transactions and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of this report and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's other filings with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

PART I
ITEM 1. Business
We are an industry leading technology company that enables customers to go further, faster. With the industry's most comprehensive portfolio, spanning the cloud to the data center to workplace applications, our technology and services help customers around the world make information technology ("IT") more efficient, more productive and more secure. Our legacy dates back to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers.
On November 1, 2015, HP Inc. ("former Parent" or "HPI"), formerly known as Hewlett-Packard Company ("HP Co."), spun-off Hewlett Packard Enterprise Company ("we", "us", "our", "Hewlett Packard Enterprise", "HPE", or "the Company"), pursuant to a separation agreement (the "Separation and Distribution Agreement") (collectively, the "Separation"). To effect the spin-off, HP Inc. distributed all of the shares of Hewlett Packard Enterprise common stock owned by HP Inc. to its shareholders on November 1, 2015. Holders of HP Inc. common stock received one share of Hewlett Packard Enterprise stock for every share of HP Inc. stock held as of the record date. As a result of the spin-off, we now operate as an independent, publicly traded company.
On May 24, 2016, we announced plans for a tax-free spin-off and merger of our Enterprise Services business ("Everett") with Computer Sciences Corporation ("CSC") (collectively, the "Everett Transaction"). Immediately following the Everett Transaction, which is currently targeted to be completed on or around April 1, 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise Company and approximately 50.1% of the new combined company. Mr. J. Michael Lawrie, the current Chairman, President and Chief Executive Officer ("CEO") of CSC, will become chairman, president and CEO of the new combined company and Ms. Margaret C. Whitman, President and CEO of HPE, will join the Board of Directors. Other executives and directors will be announced at a later date. As of the announcement date, the Everett Transaction is expected to deliver approximately $8.5 billion to the shareholders of Hewlett Packard Enterprise on an after-tax basis. This includes an equity stake for HPE shareholders in the new combined company valued at approximately $4.5 billion, which represents approximately 50.1% ownership, a cash dividend of $1.5 billion to Hewlett Packard Enterprise, and the assumption of $2.5 billion of Hewlett Packard Enterprise net debt and other liabilities. The Everett Transaction is subject to certain customary closing conditions including approval by CSC shareholders, the effective filing of related registration statements, completion of a tax-free spin-off, Everett debt exchange, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain required foreign anti-trust approvals.
On September 7, 2016, we announced plans for a spin-off and merger of our Software segment ("Seattle") with Micro Focus International plc (“Micro Focus”) (collectively, the “Seattle Transaction”), which will create a pure-play enterprise software company. Upon the completion of the Seattle Transaction, which is currently targeted to be completed by approximately August 31, 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise and approximately 50.1% of the new combined company. As of the announcement date, the transaction is expected to deliver approximately $8.8 billion to the shareholders of Hewlett Packard Enterprise on an after-tax basis. This includes an equity stake for HPE shareholders in the new combined company valued at approximately $6.3 billion, which represents approximately 50.1% ownership, and a cash dividend of $2.5 billion to Hewlett Packard Enterprise. The Seattle Transaction is subject to certain customary closing conditions, including approval by Micro Focus shareholders, the effective filing of related registration statements, regulatory approvals, the receipt of certain tax opinions, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain required foreign anti-trust approvals.
Our Business Segments, Products and Services
We organize our business into the following five segments:

•
Enterprise Group.  Our Enterprise Group ("EG") provides our customers with the cutting-edge technology infrastructure they need to optimize traditional IT while building a secure, cloud-enabled and mobile-ready future.

•	Software. Our Software allows our customers to automate IT operations to simplify, accelerate and secure business processes and drives the analytics that turn raw data into actionable knowledge.

•	Enterprise Services. Our Enterprise Services ("ES") brings all of our solutions together through our consulting and support professionals to deliver superior, comprehensive results for our customers.

•	Financial Services. Financial Services ("FS") enables flexible IT consumption models, financial architectures and customized investment solutions for our customers.

•	Corporate Investments. Corporate Investments includes Hewlett Packard Labs and certain cloud-related business incubation projects, among others.
A summary of our net revenue, earnings from operations and assets for our segments can be found in Note 2, "Segment Information", to our Consolidated and Combined Financial Statements. A discussion of certain factors potentially affecting our operations is set forth in Item 1A, "Risk Factors."
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
        Servers. Servers offers both Industry Standard Servers ("ISS") as well as Mission-Critical Servers ("MCS") to address the full array of our customers' compute needs. ISS provides a range of products from entry level servers, premium HPE ProLiant servers, and workload-specific servers for High Performance Computing, Big Data, and Hyperscale workloads. These servers typically run Windows, Linux and virtualization platforms from software providers including Microsoft Corporation ("Microsoft") and VMware, Inc. ("VMware") and open sourced software from other major vendors while leveraging x86 processors from Intel Corporation and Advanced Micro Devices. For the most Mission-critical workloads, HPE delivers Integrity servers based on the Intel® Itanium® processor, HPE Integrity NonStop solutions and mission critical x86 HPE ProLiant servers.
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
Networking.    Our networking offerings include switches, routers, wireless local area network ("WLAN") and network management products that deliver open, scalable, secure, agile, and consistent solutions that span the data center, campus and branch environments and deliver software-defined networking and unified communications capabilities. Our unified wired and wireless networking offerings include WLAN access points, controllers and switches. Our networking solutions are based on our FlexNetwork architecture, which is designed to enable simplified server virtualization, unified communications and business application delivery for the enterprise. Software-defined networking provides an end-to-end solution to automate the network from data center to campus and branch.
Technology Services.    Technology Services provides Support and Consulting services. Support services offerings span various levels of customer support needs and include: HPE Foundation Care, our portfolio of reactive hardware and software support services; HPE Proactive Care which combines remote support technology for real-time monitoring with rapid access to our technical experts; HPE Data Center Care, comprehensive, flexible end-to-end support that enables customers to build, operate or consume IT in private or hybrid cloud environments; and Lifecycle Event services, which are event based services, offering our technology expertise and advice for each phase of the technology life cycle. These services are available in the form of service contracts, pre-packaged offerings (HPE Care Pack services) or on a customized basis. Consulting services are focused on cloud mobility and big data and provide IT organizations with advice, design, implementation, migration and optimization of EG's platforms: servers, storage, networking and converged infrastructure.

Software
Our Software portfolio provides big data analytics and applications, application testing and delivery management, security and information governance, and IT operations management solutions for businesses and other enterprises of all sizes. Our Software offerings include licenses, support, professional services and software-as-a-service ("SaaS"). Our global business capabilities within Software are described below.
Big Data Analytics and Applications.    Our big data product group provides a full suite of software designed to help organizations capture, store, explore, analyze, protect and share information and insights within and outside their organizations to improve business outcomes. The suite includes HPE Vertica, the leading analytics database technology for machine, structured and semi-structured data; and HPE IDOL, a unique analytics tool for human information. Our big data platform, HPE Haven OnDemand, brings these unique assets together for processing and understanding machine and sensor data, business data and unstructured human information. A growing ecosystem of customers, partners and developers use this platform to build big-data driven analytic applications. They are augmented by our support and professional services offerings in order to provide an end-to-end solution to customers which is available via on-premise, as well as via SaaS and hybrid delivery models.
Application Testing and Delivery Management.    Our Application Delivery Management product group provides software that enables organizations to deliver high-performance applications, accelerating the application delivery life cycle and automating the testing processes to ensure the quality and scalability of desktop, web, mobile and cloud-based applications.
Security and Information Governance.    Our Security and Information Governance product group provides comprehensive solutions that span security and risk management, with a focus on protecting what matters most - users, applications and data, while also enabling customers to manage risks and meet legal obligations. Our enterprise security software is designed to disrupt fraud, hackers and cyber criminals by testing and scanning software and websites for security vulnerabilities, improving network defenses and security, implementing security controls, safeguarding data at rest, in motion and in use (regardless of where software and data reside), and providing security intelligent, analytics, and information management to identify threats and manage risk. Our information governance software provides solutions for archiving, data protection, eDiscovery, and enterprise content management. The combination of our security and information governance offerings allow us to deliver unique offerings that address our customers' evolving data needs.
IT Operations Management.    Our IT Operations Management product group provides the software required to automate routine IT tasks and to pinpoint IT problems as they occur, helping enterprises to reduce operational costs and improve the reliability of applications running in a traditional, cloud or hybrid environment.
Enterprise Services
ES provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains in traditional and Strategic Enterprise Service ("SES") offerings, which includes analytics and data management, security and cloud services. ES leverages our investments in our consulting and support professionals, infrastructure technology, applications, standardized methodologies, and global supply and delivery capabilities. ES also creates opportunities for us to market additional hardware and software by offering solutions that leverage our other products and services in order to meet our clients' needs.
Infrastructure Technology Outsourcing.    Our Infrastructure Technology Outsourcing group delivers comprehensive services that streamline and help optimize our clients' technology infrastructure to efficiently enhance performance, reduce costs, mitigate risk, and enable business optimization. These services encompass the management of data centers, IT security, cloud computing, workplace technology, networks, unified communications, and enterprise service management. We also offer a set of managed services that provide a cross-section of our broader infrastructure services for smaller, discrete engagements.
Application and Business Services.    Our Application and Business Services portfolio helps our clients develop, revitalize and manage their applications and information assets. Our complete application life cycle approach encompasses application development, testing, modernization, system integration, maintenance, and management for both packaged and custom-built applications and cloud offerings. Our Application and Business Services portfolio also includes intellectual property-based industry solutions, along with technologies and related services, all of which help our clients better manage their critical industry processes for customer relationship management, finance and administration, human resources, payroll, and document processing.

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
Our Strengths
We believe that we possess a number of competitive advantages that distinguish us from our competitors, including:
Broad and deep end-to-end solutions portfolio.    We combine our technology infrastructure, software and services capabilities to provide what we believe is the broadest and deepest portfolio of end-to-end enterprise solutions in the IT industry. Our ability to deliver a wide range of high-quality products and high-value consulting and support services in a single package is one of our principal differentiators.
Multiyear innovation roadmap.    We have been in the technology and innovation business for over 75 years. Our vast intellectual property portfolio and global research and development capabilities are part of a broader innovation roadmap designed to help organizations of all sizes journey from traditional technology platforms to the IT systems of the future—what we call the new style of IT—which we believe will be characterized by the increasing and interrelated prominence of cloud computing, big data, enterprise security, applications, and mobility.
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
Experienced leadership team with track record of successful performance.    Our management team has an extensive track record of performance and execution. We are led by our Chief Executive Officer, Margaret C. Whitman, who has proven experience in developing transformative business models, building global brands and driving sustained growth and expansion in the technology industry, including from her leadership of HP Co. for four years prior to the Separation and her previous ten years as Chief Executive Officer of eBay Inc. Our senior management team has over 100 collective years of experience in our industry and possesses extensive knowledge of and experience in the enterprise IT business and the markets in which we compete. Moreover, we have a deep bench of management and technology talent that we believe provides us with an unparalleled pipeline of future leaders and innovators.
Our Strategies
Disruptive change is all around us, and we are living in an idea economy where the ability to turn an idea into a new product or a new industry is more accessible than ever. This environment requires a new style of business, underpinned by a new style of IT. Cloud, mobile, big data, and analytics provide the tools enterprises need to significantly reduce the time to market for any good idea. Hewlett Packard Enterprise's strategy is to enable customers to win in the idea economy by slashing the time it takes to turn an idea into value.
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
Transform to a hybrid infrastructure.    Infrastructure matters more than ever today, but customers need a new kind of infrastructure. We help customers build an on-demand infrastructure and operational foundation for all of the applications that power the enterprise. With our cloud expertise, combined with our portfolio of traditional IT infrastructure and services, we are able to provide customized and seamless IT solutions for customers of all sizes and at all levels of technological sophistication. We are able to optimize our customers' applications regardless of form—traditional, mobile, in the cloud, or in the data center.
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
Sales, Marketing and Distribution
We manage our business and report our financial results based on the segments described above. Our customers are organized by commercial and large enterprise groups, including business and public sector enterprises, and purchases of our products, solutions and services may be fulfilled directly by us or indirectly through a variety of partners, including:

•	resellers that sell our products and services, frequently with their own value-added products or services, to targeted customer groups;

•	distribution partners that supply our solutions to resellers;

•	original equipment manufacturers ("OEMs") that integrate our products and services with their own products and services, and sell the integrated solution;

•	independent software vendors that provide their clients with specialized software products and often assist us in selling our products and services to clients purchasing their products;

•	systems integrators that provide expertise in designing and implementing custom IT solutions and often partner with us to extend their expertise or influence the sale of our products and services; and

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
International
Our products and services are available worldwide. We believe this geographic diversity allows us to meet demand on a worldwide basis for our customers, draws on business and technical expertise from a worldwide workforce, provides stability to our operations, provides revenue streams that may offset geographic economic trends, and offers us an opportunity to access new markets for maturing products. In addition, we believe that our future growth is dependent in part on our ability to develop products and sales models that target developing countries. In this regard, we believe that our broad geographic presence gives us a solid base on which to build such future growth.
A summary of our domestic and international results is set forth in Note 2, "Segment Information", to the Consolidated and Combined Financial Statements. Approximately 61% of our overall net revenue in fiscal 2016 came from outside the United States.
For a discussion of certain risks attendant to our international operations, see "Risk Factors—Due to the international nature of our business, political or economic changes or other factors could harm our business and financial performance," "—Recent global, regional and local economic weakness and uncertainty could adversely affect our business and financial performance," and "—We are exposed to fluctuations in foreign currency exchange rates" in Item 1A, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A and Note 12, "Financial Instruments", to our Consolidated and Combined Financial Statements in Item 8, which are incorporated herein by reference.
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

Expenditures for research and development were $2.3 billion in fiscal 2016, $2.3 billion in fiscal 2015 and $2.2 billion in fiscal 2014. We anticipate that we will continue to have significant research and development expenditures in the future to support the design and development of innovative, high-quality products, services and solutions to maintain and enhance our competitive position. For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot successfully execute our go-to-market strategy and continue to develop, manufacture and market innovative products, services and solutions, our business and financial performance may suffer."
Patents
Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At present, our worldwide patent portfolio includes approximately 12,000 patents.
Patents generally have a term of up to 20 years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents across our patent portfolio vary. We believe that our patents and patent applications are important for maintaining the competitive differentiation of our products and services, enhancing our freedom of action to sell our products and services in markets in which we choose to participate, and maximizing our return on research and development investments. No single patent is in itself essential to our company as a whole or to any of our business segments.
In addition to developing our patent portfolio, we license intellectual property from third parties as we deem appropriate. We have also granted and continue to grant to others licenses and other rights under our patents when we consider these arrangements to be in our interest. These license arrangements include a number of cross-licenses with third parties.
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
Seasonality
General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products, services and solutions experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, European sales are often weaker in the summer months. See Item 1A "Risk Factors—Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable."
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

The competitive environments in which each segment operates are described below:
Enterprise Group.    EG operates in the highly competitive enterprise technology infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors include technology vendors such as Dell Technologies Inc. ("Dell"), Cisco Systems, Inc. ("Cisco"), NetApp, Inc., Lenovo Group Ltd., International Business Machines Corporation ("IBM"), Huawei Technologies Co. Ltd., Amazon.com, Inc. ("Amazon"), Oracle Corporation ("Oracle"), Fujitsu Limited ("Fujitsu"), Juniper Networks, Inc., Inspur Co., Ltd., Hitachi Ltd., Extreme Networks, Inc., Pure Storage, Inc., Brocade Communications Systems, Inc., VMware, Nutanix, Inc., Google Inc. and Rackspace Inc. In certain regions, we also experience competition from local companies and from generically branded or "white-box" manufacturers. Our strategy is to deliver superior products, high-value technology support services and differentiated integrated solutions that combine our infrastructure, software and services capabilities. Our competitive advantages include our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
Enterprise Services.    ES competes in the IT services, consulting and integration, infrastructure technology outsourcing, business process outsourcing, and application services markets. Our primary competitors include IBM Global Services, Computer Sciences Corporation, systems integration firms such as Accenture plc, and offshore companies such as Fujitsu and India-based competitors Wipro Limited, Infosys Limited and Tata Consultancy Services Ltd. We also compete with other traditional hardware providers which are increasingly offering services to support their products, new players in emerging areas like cloud such as Amazon, and smaller local players. Many of our competitors offer a wide range of global services, and some of our competitors enjoy significant brand recognition. ES teams with many companies to offer services, and those arrangements allow us to extend our reach and augment our capabilities. Our competitive advantages include our deep technology expertise, especially in complex multi-country, multi-vendor and/or multi-language environments, our differentiated intellectual property, our strong track record of collaboration with clients and partners, and the combination of our expertise in infrastructure management with skilled global resources on platforms from SAP AG ("SAP"), Oracle and Microsoft, among others.
Software.    The markets in which our Software segment operates are characterized by rapidly changing customer requirements and technologies. We design and develop enterprise IT management software in competition with IBM, CA Technologies, Inc., VMware, BMC Software, Inc., and others. Our applications testing and delivery management software competes with products from companies like IBM, Microsoft, CA Technologies, and Atlassian Corporation Plc. Our big data solutions compete with products from companies like Adobe Systems Inc., IBM, Dell, Open Text Corporation, Oracle, and Symantec Corporation. We also deliver enterprise security/risk intelligence solutions that compete with products from Dell, IBM, Cisco, and Splunk Inc. Our information governance offerings, incorporating both structured and unstructured data, compete with products from companies like Veritas Technologies and Dell. As customers are becoming increasingly comfortable with newer delivery mechanisms such as SaaS, we are facing competition from smaller, less traditional competitors, particularly for customers with smaller IT organizations. Our differentiation lies in the breadth and depth of our software and services portfolio, our collaboration with EG and ES to provide comprehensive IT solutions and the scope of our market coverage.
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
Environment
Our operations are subject to regulation under various federal, state, local, and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. We could incur substantial costs, including clean-up costs, fines and civil or criminal sanctions and third-party damage or personal injury claims, if we were to violate or become liable under environmental laws.
Many of our products are subject to various federal, state, local, and foreign laws governing chemical substances in products and their safe use, including laws restricting the presence of certain substances in electronics products and in some cases, laws regulating the manufacture and distribution of chemical substances. Some of our products and services also are, or may in the future be, subject to requirements applicable to their energy consumption. In addition, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use and their energy efficiency, including requirements relating to climate change. We are also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including servers and networking equipment, financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). In the event our products become non-compliant with these laws, our products could be restricted from entering certain jurisdictions and we could face other sanctions, including fines.
Our operations, services and ultimately our products are expected to become increasingly subject to federal, state, local, and foreign laws, regulations and international treaties relating to climate change. As these laws, regulations, treaties, and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. However, we believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that our technology can be used to address climate change and to facilitate compliance with related laws, regulations and treaties.
We are committed to maintaining compliance with all environmental laws applicable to our operations, products and services, and to reducing our environmental impact across all aspects of our business. We meet this commitment with a comprehensive environmental, health and safety policy, strict environmental management of our operations and worldwide environmental programs and services.
Environmental costs and accruals are presently not material to our operations, cash flows or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations, services or products will not have a material adverse effect on our operations, cash flows or financial condition, we do not currently anticipate material capital expenditures for environmental control facilities.
Employees
We had approximately 195,000 employees as of October 31, 2016.
Additional Information
Microsoft® and Windows® are registered trademarks of Microsoft Corporation. Intel®, Itanium®, Intel® Atom™, and Intel® Itanium® are trademarks of Intel Corporation in the United States and other countries. AMD is a trademark of Advanced Micro Devices, Inc. UNIX® is a registered trademark of The Open Group.
Executive Officers
The following are our current executive officers:
Margaret C. Whitman; age 60; President and Chief Executive Officer
Ms. Whitman has served as President and Chief Executive Officer of Hewlett Packard Enterprise since November 2015. Prior to that, Ms. Whitman served as President, Chief Executive Officer, and Chairman of HP Co. from July 2014 to November 2015 and President and Chief Executive Officer of HP Co. from September 2011 to November 2015. From March 2011 to September 2011, Ms. Whitman served as a part-time strategic advisor to Kleiner Perkins Caufield & Byers, a private equity firm. Previously, Ms. Whitman served as President and Chief Executive Officer of eBay Inc., an online marketplace, from 1998 to 2008. Ms. Whitman also serves as a director of The Procter & Gamble Company, a consumer goods company, and of HP Inc. and is a former director of Zipcar, Inc., a car sharing service.
Henry Gomez; age 53; Executive Vice President, Chief Marketing and Communications Officer
Mr. Gomez has served as Executive Vice President and Chief Marketing and Communications Officer of Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Gomez performed a similar role at HP Co. from August 2013 to November 2015. Previously, he served as Chief Communications Officer and Executive Vice President of HP Co. from January 2012 to July 2013. Prior to that, he ran HSG Communications, a consulting business that he founded in September 2008. He also served on the leadership team of Ms. Whitman's gubernatorial campaign from February 2009 to November 2010. From September 2011 to September 2013 he served as a director of BJ's Restaurants, Inc., a food service company.

Christopher P. Hsu; age 46; Executive Vice President, Chief Operating Officer, Hewlett Packard Enterprise and General Manager, HPE Software
Mr. Hsu has served as Executive Vice President and Chief Operating Officer for Hewlett Packard Enterprise since November 2015 and General Manager, HPE Software since September 2016. Prior to that, he served as Senior Vice President, Organizational Performance and Hewlett Packard Enterprise Separation Leader at HP Co. from May 2014 to November 2015. Prior to joining HP Co., he served as Managing Director at Kohlberg Kravis Roberts ("KKR"), an investment firm, from December 2013 to May 2014 and as Director of KKR Capstone, a consulting firm, from November 2008 to December 2013.
Kirt P. Karros; age 47; Senior Vice President, Finance and Treasurer
Mr. Karros has served as Senior Vice President, Finance and Treasurer at Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Karros performed a similar role at HP Co. as well as leading Investor Relations from May 2015 to October 2015. Previously, Mr. Karros served as a Principal and Managing Director of Research for Relational Investors LLC, an investment fund, from 2001 to May 2015. Mr. Karros served as a director of PMC-Sierra, a semiconductor company, from August 2013 to May 2015.
Alan May; age 58; Executive Vice President, Human Resources
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
Michael G. Nefkens; age 47; Executive Vice President and General Manager, Enterprise Services
Mr. Nefkens has served as Executive Vice President and General Manager, Enterprise Services at Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Nefkens performed a similar role at HP Co. from December 2012 to November 2015, having been appointed to the role in an acting capacity in August 2012. Previously, Mr. Nefkens served as Senior Vice President and General Manager of Enterprise Services in the EMEA region at HP Co. from November 2009 to August 2012.
Antonio Neri; age 49; Executive Vice President and General Manager, Enterprise Group
Mr. Neri has served as Executive Vice President and General Manager, Enterprise Group at Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Neri served as Senior Vice President and General Manager, Enterprise Group at HP Co. from October 2014 to November 2015. Previously, he served as Senior Vice President and General Manager of the HP Servers business from September 2013 to October 2014 and concurrently as Senior Vice President and General Manager of the HP Networking business unit from May 2014 to October 2014. Prior to that, Mr. Neri served as Senior Vice President and General Manager of the HP Technology Services business unit from August 2011 to September 2013 and as Senior Vice President, Customer Services for the HP Personal Systems Group from 1995 until August 2011. From March 2012 to February 2013, Mr. Neri served as a director of MphasiS Limited, a technology company.
Jeff T. Ricci; age 55; Senior Vice President, Controller and Principal Accounting Officer
Mr. Ricci has served as Senior Vice President, Controller and Principal Accounting Officer at Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Ricci performed a similar role at HP Co. from April 2014 to November 2015. Previously, Mr. Ricci served as Controller and Principal Accounting Officer at HP Co. on an interim basis from November 2013 to April 2014. Prior to that, Mr. Ricci served as Vice President of Finance for HP Co.'s Technology and Operations organization from May 2012 to November 2013. Mr. Ricci served as HP Co.'s Vice President of Finance for Global Accounts and HP Financial Services from March 2011 to May 2012 and Vice President of Finance for HP Software from March 2009 to March 2011.
John F. Schultz; age 52; Executive Vice President, General Counsel and Secretary
Mr. Schultz has served as Executive Vice President, General Counsel and Secretary of Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Schultz performed a similar role at HP Co. from April 2012 to November 2015. Previously, he served as Deputy General Counsel for Litigation, Investigations and Global Functions at HP Co. from September 2008 to April 2012. From March 2005 to September 2008, Mr. Schultz was a partner in the litigation practice at Morgan, Lewis & Bockius LLP, a law firm, where, among other clients, he supported HP Co. as external counsel on a variety of litigation and regulatory matters.

Timothy C. Stonesifer; age 49; Executive Vice President and Chief Financial Officer
Mr. Stonesifer has served as Executive Vice President and Chief Financial Officer at Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Stonesifer acted as Senior Vice President and Chief Financial Officer, Enterprise Group at HP Co. from February 2014 to November 2015. Before joining HP Co., he served as Chief Financial Officer of General Motors International Operations, an automotive company, from May 2011 to January 2014. Previously, he served as Chief Financial Officer of Alegco Scotsman, a storage company, from June 2010 to May 2011. Prior to that, Mr. Stonesifer served as Chief Financial Officer of Sabic Innovative Plastics (formerly GE Plastics) from August 2007 to June 2010 after having served in various other positions at General Electric since joining the company in 1989.

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

ITEM 1A. Risk Factors.
        You should carefully consider the following risks and other information in this Form 10-K in evaluating Hewlett Packard Enterprise and its common stock. Any of the following risks could materially and adversely affect our results of operations or financial condition. The following risk factors should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Consolidated and Combined Financial Statements and related notes in Part II, Item 8, "Financial Statements and Supplemental Data" of this Form 10-K.
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
Sales outside the United States constituted approximately 61% of our net revenue in fiscal 2016. Our future business and financial performance could suffer due to a variety of international factors, including:

•
ongoing instability or changes in a country's or region's economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts, including uncertainties and instability in economic and market conditions caused by the United Kingdom’s vote to exit the European Union;

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
Our revenue, gross margin and profit vary among our diverse products and services, customer groups and geographic markets and therefore will likely be different in future periods than our historical results as a consolidated subsidiary of HP Co. Our revenue depends on the overall demand for our products and services. Delays or reductions in IT spending by our customers or potential customers could have a material adverse effect on demand for our products and services, which could result in a significant decline in revenue. In addition, revenue declines in some of our businesses, particularly our services businesses, may affect revenue in our other businesses as we may lose cross-selling opportunities. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer and geographic mix reflected in that period's net revenue. Competition, lawsuits, investigations, increases in component and manufacturing costs that we are unable to pass on to our customers, component supply disruptions and other risks affecting those businesses therefore may have a significant impact on our overall gross margin and profitability. Certain segments have a higher fixed cost structure and more variation in gross margins across their business units and product portfolios than others and may therefore experience significant operating profit volatility on a quarterly or annual basis. In addition, newer geographic markets may be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may lead to adjustments to our operations. Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period. See also the risk factor below entitled "We have limited history of operating as an independent company and we expect to incur increased administrative and other costs following the Separation by virtue of our status as an independent public company. Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results."
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
As part of our business strategy, we may acquire companies or businesses, divest businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). For example, in May 2015, we acquired Aruba Networks, Inc., which provides next-generation network access solutions for mobile enterprise. In May 2016, we completed the sale to Tsinghua Holdings Co., Ltd. ("Tsinghua"), the asset management arm of Tsinghua University in China, of a 51% interest in our wholly owned subsidiary that owns and operates H3C Technologies and our China-based server, storage and technology services businesses for approximately $2.6 billion. See also the risk factors below under the heading “Risks Related to the Proposed Separation of our Enterprise Services Business and our Software Segment”
Risks associated with business combination and investment transactions include the following, any of which could adversely affect our revenue, gross margin, profitability and financial results:

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
We have announced restructuring plans, including the 2012 Plan and the 2015 Plan (each as defined below), in order to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies that we expect to reduce costs. We may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, including details regarding the 2012 Plan and the 2015 Plan, see Note 3, "Restructuring", to the Consolidated and Combined Financial Statements.
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
In connection with the preparation of our Combined Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, as discussed in Note 17, "Litigation and Contingencies", to our Consolidated and Combined Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, if circumstances change such that we are unable to indefinitely reinvest our foreign earnings outside the United States, future income tax expense and payments may differ significantly from historical amounts and could materially adversely affect our results of operations. As of October 31, 2016, we had $26.2 billion of undistributed earnings from non-U.S. operations indefinitely reinvested outside of the United States. See Note 6, "Taxes on Earnings", to our Consolidated and Combined Financial Statements. The carrying value of our deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, there are proposals for tax legislation that have been introduced or that are being considered that could have a significant adverse effect on our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. Any of these changes could affect our financial performance.
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
General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to Hewlett Packard Enterprise's performance also may affect the price of Hewlett Packard

Enterprise's stock. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, as discussed in Note 17, "Litigation and Contingencies", to the Consolidated and Combined Financial Statements, we are involved in several securities class action litigation matters. Additional volatility in the price of our securities could result in the filing of additional securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.
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
Risks Related to the Proposed Separation of our Enterprise Services Business and our Software Segment
Each of the proposed separation of our Enterprise Services business and subsequent merger with CSC, and the proposed separation of our Software segment and subsequent merger with Micro Focus, may not be consummated as or when planned or at all, and may not achieve the intended benefits.
The proposed separation of each of (i) our Enterprise Services business, including the distribution of the shares of Everett SpinCo. Inc. (the subsidiary to which the Enterprise Services business will be transferred, or "Everett SpinCo") common stock to our stockholders and subsequent merger of a wholly-owned subsidiary of Everett SpinCo with Computer Sciences Corporation (“CSC" and such transactions, the “ES Separation”) and (ii) our Software segment, including the distribution of the shares of Seattle SpinCo Inc. (the subsidiary to which the Software segment will be transferred, or "Seattle SpinCo") common stock to our stockholders and subsequent merger of Seattle SpinCo with a wholly-owned subsidiary of Micro Focus International plc (“Micro Focus” and such transactions, the “Software Separation”), may not be consummated as currently contemplated or at all, or may encounter unanticipated delays or other roadblocks, including delays in obtaining necessary regulatory approvals. In addition, either or both of the ES Separation and the Software Separation (together, the “Business Separations”) could create unanticipated difficulties for our business, including in our Enterprise Services business or relating to our Software segment prior to their consummation. Planning and executing the proposed separation, distribution and subsequent merger for each of the Business Separations will require significant time, effort, and expense, and may divert the attention of our management and employees from other aspects of our business operations, and any delays in the completion of either or both of the proposed Business Separations may increase the amount of time, effort, and expense that we devote to such transactions, which could adversely affect our business, financial condition and results of operations.
There can be no assurance that we will be able to complete either or both of the Business Separations on the terms currently contemplated or at all. Disruptions in general market conditions or in the Enterprise Services business or with respect to our Software segment could affect our ability to complete the Business Separations. The proposed Business Separations are also subject to numerous closing conditions, including, among others, approval of the issuance of the CSC common stock by the requisite vote of CSC’s stockholders (in the case of the ES Separation) and approval of the issuance of the Micro Focus ordinary shares by the requisite vote of Micro Focus’s shareholders (in the case of the Software Separation); the effectiveness of CSC’s registration statement registering the CSC common stock to be issued pursuant to the merger agreement with CSC (in the case of the ES Separation) and the effectiveness of Micro Focus’s registration statement registering the Micro Focus American Depositary Shares to be issued pursuant to the merger agreement with Micro Focus (in the case of the Software Separation); the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain required foreign antitrust approvals, and a cash dividend payment to us which is expected to be financed through borrowing, in the case of each of the Business Separations.
In addition, if we complete the proposed Business Separations, there can be no assurance that we will be able to realize the intended benefits of the transactions or that the combined company resulting from either of the Business Separations will perform as anticipated. Specifically, the proposed Business Separations could cause disruptions in our remaining businesses, the Enterprise Services business and CSC’s business, or Seattle SpinCo and Micro Focus’s business, including by disrupting operations or causing customers to delay or to defer decisions to purchase products, renew contracts, or to end their relationships. Similarly, it is possible that current or prospective employees of, or providing services to, the Enterprise Services business, CSC, the Software segment, or Micro Focus could experience uncertainty about their future roles with the combined companies that will result from each Separation, as applicable, which could harm the ability of the Enterprise Services business, CSC, Seattle SpinCo or Micro Focus to attract and retain key personnel. Any of the foregoing could adversely affect our remaining businesses following the completion of the Business Separations, or the business, financial condition or results of operations of CSC or the Enterprise Services business, or of Micro Focus or the Software segment.
In addition, CSC and the Enterprise Services business or Micro Focus and the Seattle SpinCo could face difficulties in integrating their businesses, or CSC or Micro Focus could face difficulties in its business generally; as a result, our stockholders may not receive benefits or value in excess of the benefits and value that might have been created or realized had we retained the Enterprise Services business or the Software segment, respectively.

The stock distribution in either or both of the Business Separations could result in significant tax liability, and CSC or Micro Focus (as applicable) may in certain cases be obligated to indemnify us for any such tax liability imposed on us.
Each of the Business Separations is conditioned on the receipt of an opinion from outside counsel regarding the qualification of (i) the relevant distribution and related transactions as a “reorganization” within the meaning of Sections 368(a), 361 and 355 of the Internal Revenue Code of 1986 (the “Code”); and (ii) the relevant merger as a “reorganization” within the meaning of Section 368(a) of the Code.
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
Under the tax matters agreement entered into by us with Everett SpinCo and CSC, and to be entered into by us with Seattle SpinCo and Micro Focus, Everett SpinCo and Seattle SpinCo generally would be required to indemnify us for any taxes resulting from the relevant separation (and any related costs and other damages) to the extent such amounts resulted from (i) certain actions taken by, or acquisitions of capital stock of, Everett SpinCo or Seattle SpinCo, as applicable (excluding actions required by the documents governing the relevant Separation), or (ii) any breach of certain representations and covenants made by Everett SpinCo or Seattle SpinCo, as applicable. Any such indemnity obligations could be material.
Risks Related to the Prior Separation from Former Parent
If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Hewlett Packard Enterprise and those who received Hewlett Packard Enterprise common stock in the distribution could be subject to significant tax liabilities, and, in certain circumstances, Hewlett Packard Enterprise could be required to indemnify HP Inc. for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.
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
To preserve the tax-free treatment of the Separation and the distribution for U.S. federal income tax purposes, for the two year period following the Separation, we are prohibited under the tax matters agreement, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of the shares of our common stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing shares of our common stock other than in certain open-market transactions, (iv) ceasing to actively conduct certain of our businesses or (v) taking or failing to take any other action that would prevent the distribution and certain related transactions from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. These restrictions may limit for a period of time our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.
We have limited history of operating as an independent company and we expect to incur increased administrative and other costs following the Separation by virtue of our status as an independent public company. Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information about Hewlett Packard Enterprise relating to fiscal years prior to fiscal 2016 in this Form 10-K refers to our business as formerly operated by and integrated with our former Parent, and does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors, among others:

•
Prior to the Separation, our business was operated by our former Parent as part of its broader corporate organization, rather than as an independent company. Our former Parent or one of its affiliates performed various corporate functions for us such as legal, treasury, accounting, internal auditing, human resources and corporate affairs, and also provided our IT and other corporate infrastructure. Our historical financial results reflect allocations of corporate expenses from our former Parent for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company. Now that the Separation is complete, our costs related to such functions previously performed by HP Co. may increase.

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
Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a separate company. For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated and combined financial statements of our business, see "Consolidated and Combined Financial Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical Consolidated and Combined Financial Statements and accompanying notes included elsewhere in this Form 10-K.
The Separation and Distribution Agreement that we entered into with our former Parent may limit our ability to compete in certain markets and may impose limitations on our recruiting efforts for a period of time following the Separation.
The Separation and Distribution Agreement includes non-compete provisions pursuant to which we generally agree to not compete with HP Inc. in certain product and service categories that comprise the HP Inc. business, including personal computers and printers, worldwide for three years from the distribution date. Such restrictions are subject to certain exceptions set forth in the Separation and Distribution Agreement. These restrictions may limit our ability to compete in certain markets, and could materially and adversely affect our business, financial condition and results of operations.
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

ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
As of October 31, 2016, we owned or leased approximately 44 million square feet of space worldwide, a summary of the space actively in use by the Company is provided below.

	As of October 31, 2016
	Owned	Leased	Total
	(Square feet in millions)
Administration and support	8	16	24
(Percentage)	33%	67%	100%
Core data centers, manufacturing plants, research and development facilities, and warehouse operations	10	5	15
(Percentage)	67%	33%	100%
Total(1)	18	21	39
(Percentage)	46%	54%	100%
_______________________________________________________________________________

(1)	Excludes 5 million square feet of vacated space, of which 2 million square feet is leased to third parties.
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
Europe, Middle East, Africa France—Grenoble, Lyon Germany—Frankfurt United Kingdom—Billingham, Erskine, Norwich, Sunderland
Asia Pacific India—Bangalore Japan—Tokyo Singapore—Singapore	Hewlett Packard Labs Israel—Haifa United Kingdom—Bristol United States—Palo Alto
ITEM 3. Legal Proceedings.
Information with respect to this item may be found in Note 17, "Litigation and Contingencies", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures.
Not applicable.
PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of Hewlett Packard Enterprise is listed on the New York Stock Exchange ("NYSE") with the ticker symbol "HPE." There were 68,146 stockholders of record of Hewlett Packard Enterprise common stock as of November 30, 2016. The high and low common stock sales prices per share for 2016 as follows:

	2016
Fiscal Quarter	High	Low
First quarter	$15.88	$11.63
Second quarter	$18.55	$12.02
Third quarter	$21.90	$15.38
Fourth quarter	$23.53	$20.63
Dividends declared and paid per share by fiscal quarter in 2016 was as follows:

	2016
	Q1	Q2	Q3	Q4
Dividends declared	$0.110	$0.055	$0.055	$—
Dividends paid	$0.055	$0.055	$0.055	$0.055
On November 9, 2016, the Board of Directors increased the regular quarterly cash dividend from $0.055 to $0.065 per share. The payment of any dividends in the future, and the timing and amount thereof, is within the discretion of our Board of Directors. Our Board of Directors' decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will continue to pay a dividend in any future period.
Issuer Purchases of Equity Securities

Fourth Quarter of Fiscal 2016	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (August 2016)	—	$—	—	$3,336,730
Month #2 (September 2016)	—	$—	—	$3,336,730
Month #3 (October 2016)	3,259	$20.72	3,259	$3,336,730
Total	3,259	$20.72	3,259
In November 2015 and May 2016, the Company entered into two separate accelerated share repurchase agreements ("ASR Agreements") with financial institutions, under which the Company paid upfront amounts of $1,075 million and $1,450 million, respectively. In the three months ended July 31, 2016, in relation to the May 2016 ASR Agreement, the Company received a delivery of 80% of the agreement value, which amounted to 144 million shares of the Company's common stock, while the remaining 20% was placed in an unsettled forward contract. The Company retired and recorded a $2.7 billion reduction to stockholders' equity, which comprised both ASR Agreements. During the three months ended October 31, 2016, the unsettled forward contract was settled and the Company received a final delivery of 3.3 million shares of the Company's common stock.
For the twelve months ended October 31, 2016, the total number of shares repurchased under the two ASR Agreements and the Company's open market repurchase activities was 158 million shares, based on the daily volume weighted-average stock price of the Company's common stock during the term of the transactions, plus transaction fees. See Note 15,

"Stockholders' Equity" to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.
On October 13, 2015, the Hewlett Packard Enterprise Board of Directors announced the authorization of a $3.0 billion share repurchase program. On May 24, 2016, the Hewlett Packard Enterprise Board of Directors announced the authorization of an additional $3.0 billion under the Company's share repurchase program. Hewlett Packard Enterprise may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. These programs, which do not have a specific expiration date, authorize repurchases in the open market or in private transactions. As of October 31, 2016, the Company had a remaining authorization of $3.3 billion for future share repurchases.
Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return, assuming the investment of $100 at the market close on October 30, 2015 (and the reinvestment of dividends thereafter), in each of HPE common stock, the S&P 500 Index and the S&P Information Technology Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	Fiscal 2016
	11/2015	1/2016	4/2016	7/2016	10/2016
Hewlett Packard Enterprise	$100.00	$95.30	$115.78	$146.51	$157.00
S&P 500 Index	$100.00	$92.71	$99.25	$105.02	$103.27
S&P Information Technology Index	$100.00	$92.88	$94.74	$104.96	$109.74

ITEM 6. Selected Financial Data.
The following table presents selected consolidated and combined financial data, which should be read in conjunction with our Consolidated and Combined Financial Statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The Statement of Earnings data for each of the three fiscal years ended October 31, 2016, 2015 and 2014, and the Balance Sheet data as of October 31, 2016 and 2015 set forth below are derived from our audited Consolidated and Combined Financial Statements included elsewhere in this Form 10-K. The Statement of Earnings data for the two fiscal years ended October 31, 2013 and 2012, and the Balance Sheet data as of October 31, 2014 and 2013 are derived from our audited Combined and Consolidated Financial Statements that are not included in this Form 10-K. The Balance Sheet data as of October 31, 2012 is derived from our unaudited Combined and Condensed Financial Statements that are not included in this Form 10-K.
Prior to October 31, 2015, the Combined and Consolidated Statements of Earnings for the Company reflect allocations of general corporate expenses from former Parent including, but not limited to, executive management, finance, legal, information technology, employee benefits administration, treasury, risk management, procurement, and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount, or other relevant measures. Management of the Company and former Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.
The information set forth below is not necessarily indicative of future results of operations and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated and Combined Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which are incorporated herein by reference, in order to understand further the factors that may affect the comparability of the financial data presented below.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31,
	2016	2015	2014	2013	2012
	In millions, except per share amounts
Statements of Earnings:
Net revenue	$50,123	$52,107	$55,123	$57,371	$61,042
Earnings (loss) from operations(1)	$4,150	$1,523	$2,335	$2,952	$(14,139)
Net earnings (loss)(1)	$3,161	$2,461	$1,648	$2,051	$(14,761)
Net earnings (loss) per share
Basic	$1.84	$1.36	$0.91	$1.14	$(8.18)
Diluted	$1.82	$1.34	$0.90	$1.12	$(8.05)
Cash dividends declared per share	$0.22	$—	$—	$—	$—
Basic shares outstanding(2)	1,715	1,804	1,804	1,804	1,804
Diluted shares outstanding(2)	1,739	1,834	1,834	1,834	1,834
Balance Sheets:
At year-end:
Total assets(3)	$79,679	$79,916	$64,626	$67,157	$69,939
Long-term debt(4)	$12,608	$15,103	$485	$617	$702
Total debt(4)	$16,140	$15,794	$1,379	$1,675	$2,923
_______________________________________________________________________________
(1) Earnings (loss) from operations and net earnings (loss) include the following items:

	2016	2015	2014	2013	2012
	In millions
Amortization of intangible assets	$755	$852	$906	$1,228	$1,641
Impairment of goodwill and intangible assets(5)	—	—	—	—	16,808
Restructuring charges	1,236	954	1,471	983	1,756
Acquisition and other related charges	178	89	11	21	35
Separation costs	598	801	—	—	—
Defined benefit plan settlement charges	—	225	—	—	—
Impairment of data center assets	—	136	—	—	—
Gain on H3C and MphasiS divestitures	(2,420)	—	—	—	—
Tax indemnification adjustments(6)	(317)	—	—	—	—
Loss from equity interests(7)	93	—	—	—	—
Total charges before taxes	$123	$3,057	$2,388	$2,232	$20,240
Adjustments for taxes	(594)	(724)	(510)	(490)	(1,598)
Valuation allowances, net, and separation taxes(8)	—	(1,251)	—	—	—
Tax settlements(6)	647	—	—	—	—
Total charges, net of taxes	$176	$1,082	$1,878	$1,742	$18,642
(2) For comparative purposes, the number of shares used to compute basic and diluted net earnings per share as of October 31, 2015 is also used for the calculation of net earnings (loss) per share for prior periods presented.

(3)	Total assets increased in fiscal 2015 due to debt issuances and cash transfers from former Parent resulting from our separation capitalization plan.

(4)	In fiscal 2015, Total debt increased due to issuances resulting from our separation capitalization plan.

(5)
In fiscal 2012, Impairment of goodwill and intangible assets represents a goodwill and intangible asset impairment charge of $8.8 billion associated with the Autonomy reporting unit within the Software segment and a goodwill impairment charge of $8.0 billion associated with the Enterprise Services segment.

(6)
In fiscal 2016, Tax indemnification adjustments related to the potential settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities, of which $328 million (reported within Tax indemnification adjustments) is indemnified by HP Inc. through the Tax Matters Agreement.

(7)
Represents the amortization of the basis difference resulting from the equity method investment in H3C. This amount does not include $32 million of the Company's share of H3C's net income, less $15 million for the elimination of profit on intra-entity sales.

(8)
In fiscal 2015, Valuation allowances, net, and separation taxes was due to an income tax benefit of $1.8 billion, resulting from the release of valuation allowances pertaining to certain U.S. deferred tax assets, partially offset by $486 million of tax charges to record valuation allowances on certain foreign deferred tax assets.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•
Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares fiscal 2016 to fiscal 2015.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations.  An analysis of our financial results comparing fiscal 2016 and fiscal 2015 to the prior year period. A discussion of the results of operations at the consolidated and combined level is followed by a discussion of the results of operations at the segment level.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.

•
Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions, off-balance sheet arrangements, and cross-indemnifications with HP Inc. (formerly known as "Hewlett-Packard Company" and also referred to in this Annual Report as "former Parent").

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Consolidated and Combined Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated and Combined Financial Statements. This discussion should be read in conjunction with our Consolidated and Combined Financial Statements and the related notes that appear elsewhere in this document.
On November 1, 2015, HP Inc. spun-off Hewlett Packard Enterprise Company (the "Separation"). To effect the spin-off, HP Inc. distributed all of the shares of Hewlett Packard Enterprise Company common stock owned by HP Inc. to its shareholders on November 1, 2015. Holders of HP Inc. common stock received one share of Hewlett Packard Enterprise Company stock for every share of HP Inc. stock held as of the record date. As a result of the spin-off, we now operate as an independent, publicly-traded company.
September 2016 Announcement of Spin-Off and Merger of Software Segment
On September 7, 2016, we announced plans to spin-off and merge our Software segment (“Seattle”) with Micro Focus International plc (“Micro Focus”), a global software company dedicated to delivering and supporting enterprise software solutions (collectively, the “Seattle Transaction”). Our decision will create two businesses that are stronger, more focused and better able to innovate and adapt in today's market, delivering faster outcomes to our customers. The combination of Seattle with Micro Focus will create one of the world's largest pure-play enterprise software companies. Upon the completion of the Seattle Transaction, which is currently targeted to be completed by approximately August 31, 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise and approximately 50.1% of the new combined company. As of the announcement date, the transaction is expected to deliver approximately $8.8 billion to the shareholders of Hewlett Packard Enterprise on an after-tax basis. This includes an equity stake for HPE shareholders in the new combined company valued at approximately $6.3 billion, which represents approximately 50.1% ownership, and a cash dividend of $2.5 billion to Hewlett Packard Enterprise. Preceding the close of the Seattle Transaction, we expect to incur one-time costs of approximately $700 million to separate the Software segment from Hewlett Packard Enterprise. The Seattle Transaction is subject to certain customary closing conditions, including approval by Micro Focus shareholders, the effective filing of certain registration statements, regulatory approvals, the anticipated tax treatment of the Seattle Transaction, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain required foreign anti-trust approvals.

May 2016 Announcement of Enterprise Services Business Spin-Off and Merger
On May 24, 2016, we announced plans for a tax-free spin-off and merger of our Enterprise Services business ("Everett") with Computer Sciences Corporation ("CSC") (collectively, the "Everett Transaction"). Immediately following the Everett Transaction, which is currently targeted to be completed on or around April 1, 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise Company and approximately 50.1% of the new combined company. Mr. J. Michael Lawrie, the current head of CSC, will become chairman, president and CEO of the new combined company and Ms. Margaret C. Whitman, President and CEO of HPE, will join the Board of Directors. Other executives and directors will be announced at a later date. As of the announcement date, the Everett Transaction is expected to deliver approximately $8.5 billion to the shareholders of Hewlett Packard Enterprise on an after-tax basis. This includes an equity stake for HPE shareholders in the new company valued at approximately $4.5 billion, which represents approximately 50.1% ownership, a cash dividend of $1.5 billion to Hewlett Packard Enterprise, and the assumption of $2.5 billion of Hewlett Packard Enterprise net debt and other liabilities. Preceding the close of the Everett Transaction, we expect to incur one-time costs of approximately $900 million to separate the Enterprise Services business from Hewlett Packard Enterprise. The majority of these costs will be offset by lower costs associated with the Fiscal 2015 Restructuring Plan. The Everett Transaction is subject to certain customary closing conditions, including approval by CSC shareholders, the effective filing of related registration statements, completion of a tax-free spin-off, Everett debt exchange, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain required foreign anti-trust approvals.
The following Overview, Results of Operations and Liquidity discussions and analysis compare fiscal 2016 to fiscal 2015 and fiscal 2015 to fiscal 2014, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of October 31, 2016, unless otherwise noted.
        For purposes of this MD&A section, we use the terms "Hewlett Packard Enterprise," "HPE," "the Company," "we," "us," and "our" to refer to Hewlett Packard Enterprise Company. References in this MD&A section to "former Parent" refer to HP Inc.
OVERVIEW
We are an industry leading technology company that enables customers to go further, faster. With the industry's most comprehensive portfolio, spanning the cloud to the data center to workplace applications, our technology and services help customers around the world make information technology ("IT") more efficient, more productive and more secure. Our legacy dates back to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers. We are a global company with customers ranging from small- and medium-sized businesses ("SMBs") to large global enterprises.
We organize our business into five segments for financial reporting purposes: the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for fiscal 2016, as compared to fiscal 2015:

	HPE Consolidated		Enterprise Group		Enterprise Services		Software		FS		Corporate Investments(3)
	Dollars in millions, except for per share amounts
Net revenue(1)	$50,123		$27,219		$18,872		$3,195		$3,190		$3
Year-over-year change %	(3.8)%		(2.5) %		(4.7)%		(11.8)%		(0.8) %		(57.1)%
Earnings from operations(2)	$4,150		$3,459		$1,457		$749		$336		$(348)
Earnings from operations as a % of net revenue	8.3%		12.7%		7.7%		23.4%		10.5%		NM
Year-over-year change percentage points	5.4	pts	(1.1	)pts	2.6	pts	1.6	pts	(0.4	)pts	NM
Net earnings	$3,161
Net earnings per share
Basic	$1.84
Diluted	$1.82
_______________________________________________________________________________

(1)	HPE consolidated and combined net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs and eliminations, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition and other related charges, separation costs, defined benefit plan settlement charges, impairment of data center assets, and gains on the divestitures of H3C and MphasiS.

(3)	"NM" represents not meaningful.
Net revenue decreased 3.8% (decreased 0.5% on a constant currency basis) in fiscal 2016 as compared to fiscal 2015. The leading contributors to the net revenue decrease were unfavorable currency fluctuations, a net revenue decline in ES due to weak demand across the Europe, Middle East and Africa ("EMEA") region, a net revenue decline in EG due to lower revenue from the Technology Services ("TS") business unit and the impact of the H3C divestiture, and lower Software revenue due to divestitures and the transfer of a business to former Parent at the beginning of the fourth quarter of fiscal 2015. Gross margin was 29.2% ($14.6 billion) and 28.7% ($14.9 billion) for fiscal 2016 and 2015, respectively. The 0.5 percentage point increase in gross margin was due primarily to service delivery efficiencies as a result of cost savings associated with our ongoing restructuring programs in ES, partially offset by lower gross margin in Software. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. Operating margin increased by 5.4 percentage points in fiscal 2016 due primarily to gains associated with the H3C and MphasiS divestitures.
As of October 31, 2016, cash and cash equivalents and short- and long-term investments were approximately $13.0 billion, representing an increase of approximately $2.9 billion from the October 31, 2015 balance of approximately $10.1 billion. The increase in cash and cash equivalents and short- and long-term investments was due primarily to the following factors: cash received from operating cash flows of $5.0 billion, net proceeds from business divestitures of $3.3 billion and a final cash allocation of $0.5 billion from former Parent; partially offset primarily by investments in property, plant and equipment net of sales proceeds of $2.8 billion, cash utilization for share repurchases of $2.7 billion and cash dividend payments of $0.4 billion.
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

•
In EG, we are experiencing challenges due to multiple market trends, including the shift of workloads to cloud deployment models, emergence of software-defined architectures, growth in IT consumption models and a highly competitive pricing environment. In addition, demand for core server products and traditional storage has weakened. The effect of lower traditional compute and storage revenue is impacting support attach opportunities in Technology Services ("TS"). To be successful in overcoming these challenges, we must address business model shifts and optimize go-to-market execution by improving cost structure, aligning sales incentives with strategic goals, improving channel execution, and strengthening our capabilities in our areas of strategic focus, while continuing to pursue new product innovation that builds on our existing capabilities in areas such as cloud and data center computing, software-defined networking, converged storage, high-performance compute, and wireless networking.

•
In ES, we are facing challenges, including managing the revenue runoff from several large contracts, weak demand across the EMEA region, particularly the UK public sector business and a competitive pricing environment. We are also experiencing commoditization in the IT infrastructure services market that is placing pressure on traditional infrastructure technology outsourcing ("ITO") pricing and cost structures. There is also an industry-wide shift to highly automated, asset-light delivery of IT infrastructure and applications leading to headcount consolidation. To continue to be successful in addressing these challenges, we must continue to execute on the ES multi-year turnaround plan, which includes a cost reduction initiative to align our costs to our revenue trajectory, a focus on new logo wins and Strategic Enterprise Services ("SES") and initiatives to improve execution in sales performance and accountability, contracting practices and pricing. On May 24, 2016, we announced plans for a tax-free spin-off and merger of our Enterprise Services business with Computer Sciences Corporation. For further details, see Item 1, "Business", which is incorporated herein by reference.

•
In Software, we are facing challenges, including the market shift to SaaS and go-to-market execution challenges. To be successful in addressing these challenges, we must improve our go-to-market execution with multiple product delivery models which better address customer needs and achieve broader integration across our overall product portfolio as we work to capitalize on important market opportunities in cloud, big data and security. On September 7, 2016, we announced plans for a spin-off and merger of our Software segment with Micro Focus International plc. For further details, see Item 1, "Business", which is incorporated herein by reference.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
General
The Consolidated and Combined Financial Statements of the Company are prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of HPE's Board of Directors. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.
A summary of significant accounting policies is included in Note 1, "Overview and Summary of Significant Accounting Policies", to the Consolidated and Combined Financial Statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated and Combined Financial Statements.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured, as well as when other revenue recognition principles are met, including industry-specific revenue recognition guidance.
We enter into contracts to sell our products and services, and while many of our sales agreements contain standard terms and conditions, there are agreements we enter into which contain non-standard terms and conditions. Further, many of our arrangements include multiple elements. As a result, significant contract interpretation may be required to determine the appropriate accounting, including the identification of deliverables considered to be separate units of accounting, the allocation of the transaction price among elements in the arrangement and the timing of revenue recognition for each of those elements.
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
For the various software products we sell (e.g., big data analytics and applications, application testing and delivery management, enterprise security, and IT operations management), we assess whether the software products were sold on a standalone basis or with hardware products. If the software sold with a hardware product is not essential to the functionality of the hardware product and is more-than incidental, we treat it as a software deliverable.
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
We recognize revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements, ratably over the contract period. For certain fixed-price contracts, such as consulting arrangements, we recognize revenue as work progresses using a proportional performance method. We estimate the total expected labor costs in order to determine the amount of revenue earned to date. We apply a proportional performance method because reasonably dependable estimates of the labor costs applicable to various stages of a contract can be made. On fixed-price contracts for design and build projects (to design, develop and construct software infrastructure and systems), we recognize revenue as work progresses using the percentage-of-completion method. We use the cost-to-cost method to measure progress toward completion as determined by the percentage of costs incurred to date compared to the total estimated costs of the project. Total project costs are regularly reassessed during the life of a fixed-price contract. Provisions for estimated losses on fixed-price contracts are recognized in the period when such losses become known and are recorded as a component of cost of sales. In circumstances when reasonable and reliable cost estimates for a project cannot be made we recognize revenue using the completed contract method.
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

Warranty
We accrue the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of our baseline experience. Warranty terms generally range from one to five years for parts and labor, depending upon the product. Over the last three fiscal years, the annual warranty expense has averaged approximately 2.1% of annual net product revenue.
Restructuring
We have engaged in restructuring actions which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction and enhanced early retirement programs, the fair value of assets made redundant or obsolete, and the fair value of lease cancellation and other exit costs. We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. For a full description of our restructuring actions, refer to our discussions of restructuring in "Results of Operations" below and in Note 3, "Restructuring", to the Consolidated and Combined Financial Statements.
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
Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 4, "Retirement and Post-Retirement Benefit Plans", to the Consolidated and Combined Financial Statements, which is incorporated herein by reference. The following table provides the impact changes in the weighted-average assumptions of discount rates, the expected increase in compensation levels and the expected long-term return on plan assets would have had on our net periodic benefit cost for fiscal 2016:

	Change in basis points	Change in Net Periodic Benefit Cost
		In millions
Assumptions:
Discount rate	(25)	$69
Expected increase in compensation levels	25	$10
Expected long-term return on plan assets	(25)	$42
Taxes on Earnings
For fiscal 2015 and prior, current income tax liabilities related to entities which filed jointly with former Parent are assumed to be immediately settled with former Parent and are relieved through the former Parent company investment account and the Net transfers to former Parent in the Consolidated and Combined Statements of Cash Flows. Income tax expense and other income tax related information contained in our Consolidated and Combined Financial Statements are presented on a separate return basis as if we filed our own tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods presented. The calculation of our income taxes on a separate return basis required a considerable amount of judgment and use of both estimates and allocations. As of November 1, 2015, Hewlett Packard Enterprise Company was formally separated from former Parent; as such, any current income tax liabilities generated by Hewlett Packard Enterprise will be settled by Hewlett Packard Enterprise and no longer included with tax filings of former Parent.
As of November 1, 2015, we calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the final positions reflected in our income tax returns. We will adjust our current and deferred tax provisions based on our tax returns which are generally filed in the third or fourth quarters of the subsequent fiscal year.
We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse.
We record a valuation allowance to reduce deferred tax assets to the amount that we are more likely than not to realize. In determining the need for a valuation allowance, we consider future market growth, forecasted earnings, future sources of taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies. In the event we were to determine that it is more likely than not that we will be unable to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and recognize a corresponding charge to earnings or other comprehensive income in the period in which we make such a determination. Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously recognized valuation allowance. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the jurisdictions in which the deferred tax assets are located.
Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided for U.S. federal taxes because we plan to reinvest such earnings indefinitely outside the U.S. We plan distributions of foreign earnings based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we expect to indefinitely invest outside the U.S. and the amounts we expect to distribute to the U.S. and provide for the U.S. federal taxes due on amounts expected to be distributed to the U.S. Further, as a result of certain employment actions and capital investments we have undertaken, income from manufacturing activities in certain jurisdictions is subject to reduced tax rates and, in some cases, is wholly exempt from taxes for fiscal years through 2024. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact how future earnings are repatriated to the U.S., and our related future effective tax rate.
We are subject to income taxes in the U.S. and approximately 110 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest, as well as pre-Separation income tax liabilities of HP Inc. for which the Company is joint and severally liable. For a further discussion on taxes on earnings, refer to Note 6, "Taxes on Earnings", to the Consolidated and Combined Financial Statements.
Inventory
We state our inventory at the lower of cost or market on a first-in, first-out basis. We make adjustments to reduce the cost of inventory to its net realizable value at the product group level for estimated excess or obsolescence. Factors influencing these adjustments include changes in demand, technological changes, product life-cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues.
Business Combinations
We allocate the fair value of purchase consideration to the assets acquired, including in-process research and development ("IPR&D"), liabilities assumed, and non-controlling interests in the acquiree generally based on their fair values at the acquisition date. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, we will record a charge for the value of the related intangible asset to our Consolidated and Combined Statement of Earnings in the period it is abandoned. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquiree is recorded as goodwill.
When determining the fair values of assets acquired, liabilities assumed, and non-controlling interests in the acquiree, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Goodwill
We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. We perform a quantitative test for each of our reporting units as part of our annual goodwill impairment test in the fourth quarter of each fiscal year.
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2016, our reporting units are consistent with the reportable segments identified in Note 2, "Segment Information", to the Consolidated and Combined Financial Statements. In the first step of the goodwill impairment test, we compare the fair value of each reporting unit to its carrying amount. We estimate the fair value of our reporting units using a weighting of fair values derived most significantly from the income approach and, to a lesser extent, the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. We weight the fair value derived from the market approach depending on the level of comparability of these publicly traded companies to the reporting unit. When market comparables are not meaningful or not available, we estimate the fair value of a reporting unit using only the income approach. A significant and sustained decline in our stock price could provide evidence of a need to record a goodwill impairment charge. For the Software and Enterprise Services ("ES") reporting units, the Company primarily utilized their respective spin-off and merger transaction values to estimate fair value.
Estimating the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk adjusted discount rates, future economic and market conditions, and the determination of appropriate comparable publicly traded companies. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
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
Our annual goodwill impairment analysis, which we performed as of the first day of the fourth quarter of fiscal 2016, did not result in any impairment charges. The excess of fair value over carrying amount for our reporting units ranged from 13% to approximately 154% of carrying amounts. The Software reporting unit has the lowest excess of fair value over carrying amount at 13%.
In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease all of the reporting units had an excess of fair value over carrying value. As noted above, the fair value of the Software reporting unit was estimated using the amount the Seattle Transaction is expected to deliver to our shareholders on an after-tax basis. A significant and sustained decline in the Micro Focus stock price could provide evidence of a need to record a goodwill impairment charge.

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
Equity Method Investments
Investments and ownership interests are accounted for under equity method accounting if we have the ability to exercise significant influence, but do not have a controlling financial interest. We record our interest in the net earnings of equity method investees based on the most recently available financial statements of the investees, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within Loss from equity interests. Profits or losses related to intra-entity sales with our equity method investees are eliminated until realized by us or investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them.
The carrying amount of the investment in equity interests is adjusted to reflect our interest in net earnings, dividends received and other-than-temporary impairments. We review for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized and charged to earnings in the period the impairment occurs.
Fair Value of Derivative Instruments
We use derivative instruments to manage a variety of risks, including risks related to foreign currency exchange rates and interest rates. We use forwards, swaps and options to hedge certain foreign currency and interest rate exposures. We do not use derivative financial instruments for speculative purposes. At October 31, 2016, the gross notional amount of our derivative portfolio was $35.3 billion. Assets and liabilities related to derivative instruments are measured at fair value, and were $769 million and $228 million, respectively, as of October 31, 2016.
Fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often involves significant judgments about assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to the asset or liability being valued. We generally use industry standard valuation models to measure the fair value of our derivative positions. When prices in active markets are not available for an identical asset or liability, we use industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market based observable inputs, including interest rate curves, Company and counterparty credit risk, foreign currency exchange rates, and forward and spot prices.
For a further discussion of fair value measurements and derivative instruments, refer to Note 11, "Fair Value" and Note 12, "Financial Instruments", respectively, to the Consolidated and Combined Financial Statements.
Loss Contingencies
We are involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events, pertaining to a particular case. Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingency matters further discussed in Note 17, "Litigation and Contingencies", to the Consolidated and Combined Financial Statements are not a meaningful indicator of our potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2016, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in our financial statements.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Consolidated and Combined Financial Statements, see Note 1, "Overview and Summary of Significant Accounting Policies", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.
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
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31,
	2016		2015		2014
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$50,123	100.0%	$52,107	100.0%	$55,123	100.0%
Cost of sales	35,507	70.8%	37,168	71.3%	39,486	71.6%
Gross profit	14,616	29.2%	14,939	28.7%	15,637	28.4%
Research and development	2,298	4.6%	2,338	4.5%	2,197	4.0%
Selling, general and administrative	7,821	15.6%	8,025	15.4%	8,717	15.8%
Amortization of intangible assets	755	1.4%	852	1.7%	906	1.7%
Restructuring charges	1,236	2.5%	954	1.8%	1,471	2.7%
Acquisition and other related charges	178	0.4%	89	0.2%	11	—
Separation costs	598	1.2%	797	1.5%	—	—
Defined benefit plan settlement charges	—	—	225	0.4%	—	—
Impairment of data center assets	—	—	136	0.3%	—	—
Gain on H3C and MphasiS divestitures	(2,420)	(4.8)%	—	—	—	—
Earnings from operations	4,150	8.3%	1,523	2.9%	2,335	4.2%
Interest and other, net	(312)	(0.6)%	(51)	(0.1)%	(91)	(0.1)%
Tax indemnification adjustments	317	0.6%	—	—	—	—
Loss from equity interests	(76)	(0.2)%	(2)	—	—	—
Earnings before taxes	4,079	8.1%	1,470	2.8%	2,244	4.1%
(Provision) benefit for taxes	(918)	(1.8)%	991	1.9%	(596)	(1.1)%
Net earnings	$3,161	6.3%	$2,461	4.7%	$1,648	3.0%

Net Revenue
The components of the weighted net revenue change by segment were as follows:

	For the fiscal years ended October 31,
	2016	2015
	Percentage Points
Enterprise Services	(1.8)	(4.7)
Enterprise Group	(1.3)	0.3
Software	(0.8)	(0.6)
Financial Services	—	(0.5)
Corporate Investments/Other(1)	0.1	—
Total HPE	(3.8)	(5.5)
____________________________________________________________________

(1)	Primarily related to the elimination of intersegment net revenue.
Fiscal 2016 compared with Fiscal 2015
In fiscal 2016, total HPE net revenue decreased 3.8% (decreased 0.5% on a constant currency basis). U.S. net revenue increased 3.2% to $19.6 billion, while net revenue from outside of the U.S. decreased 7.8% to $30.5 billion.
From a segment perspective, the primary factors contributing to the change in total Company net revenue are summarized as follows:

•	ES net revenue decreased due primarily to unfavorable currency fluctuations, particularly in the EMEA region, revenue runoff in key accounts and the divestiture of MphasiS in fiscal 2016;

•
EG net revenue decreased due primarily to unfavorable currency fluctuations and the impact of the H3C divestiture in May 2016, which impacted each of the EG business units, primarily Networking and TS;

•
Software net revenue decreased due primarily to business divestitures, unfavorable foreign currency fluctuations, led primarily by weakness in the euro, the impact of the transfer of the marketing optimization product group to former Parent, and ongoing declines in license revenue; and

•	FS net revenue decreased due to unfavorable currency fluctuations and lower asset management activity due primarily to lower fixed term renewals.
Fiscal 2015 compared with Fiscal 2014
In fiscal 2015, total HPE net revenue decreased 5.5% (flat on a constant currency basis) as compared to fiscal 2014. U.S. net revenue decreased 3.7% to $19.0 billion, while net revenue from outside of the U.S. decreased 6.5% to $33.1 billion.
From a segment perspective, the primary factors contributing to the change in total Company net revenue are summarized as follows:

•	ES net revenue decreased due primarily to unfavorable currency fluctuations, revenue runoff in key accounts and weak growth in new and existing accounts;

•	Software net revenue decreased due primarily to unfavorable currency fluctuations and declines in license revenue;

•	FS net revenue decreased due to unfavorable currency fluctuations, led primarily by weakness in the euro, and lower asset management activity primarily in customer buyouts; and

•	EG net revenue increased due primarily to growth in industry standard servers ("ISS") and revenue resulting from our acquisition of Aruba in May 2015.
Gross Margin
Fiscal 2016 compared with Fiscal 2015
HPE's gross margin increased by 0.5 percentage points for fiscal 2016 as compared with fiscal 2015. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•
ES gross margin increased due primarily to service delivery efficiencies as a result of cost savings associated with our ongoing restructuring programs, including improvements in our headcount mix that resulted in a higher percentage of our headcount in lower cost locations;

•	EG gross margin decreased due primarily to unfavorable currency fluctuations, competitive pricing pressures and a decline in TS gross margin due to a lower mix of traditional support solutions;

•	FS gross margin increased due to lower bad debt expense, higher margins on remarketing sales and higher portfolio margins due to an increase in average portfolio assets; and

•	Software gross margin decreased due primarily to a lower mix in license and support revenue.
Fiscal 2015 compared with Fiscal 2014
HPE's gross margin increased by 0.3 percentage points for fiscal 2015 compared with fiscal 2014. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•	ES gross margin increased due primarily to service delivery efficiencies and improving profit performance in under-performing contracts;

•	EG gross margin decreased due primarily to a higher revenue mix of ISS products, unfavorable currency fluctuations and competitive pricing;

•	FS gross margin decreased due to unfavorable currency fluctuations, lower margins in customer buyouts and lower portfolio margin due to competitive pricing; and

•	Software gross margin decreased due to a lower mix of license revenue.
Operating Expenses
Research and Development
R&D expense decreased 2% in fiscal 2016 as compared to fiscal 2015 due primarily to a decrease in R&D expense in the Software segment due to the impact of divestitures in that segment, a decrease in R&D expense in Networking in the EG segment due to the H3C divestiture, and favorable currency fluctuations, partially offset by an increase in R&D expense in Servers within the EG segment. We continue to make investments in our strategic focus areas of cloud, security, big data, and mobility.
R&D expense increased by 6% in fiscal 2015 as compared to fiscal 2014 due primarily to increases in Networking (due in part to the acquisition of Aruba) and Technology Services in the EG segment and in Hewlett Packard Labs, partially offset by favorable currency fluctuations.
Selling, General and Administrative
SG&A expense decreased 3% for fiscal 2016 as compared to fiscal 2015 due primarily to favorable foreign currency fluctuations, lower indirect separation expenses in the current period, gains from business divestitures, and lower expenses in the current period resulting from divestitures, primarily H3C.
SG&A expense decreased 8% for fiscal 2015 as compared to fiscal 2014 due primarily to favorable currency fluctuations and declines in go-to-market costs as a result of lower commissions and productivity initiatives. The decrease was partially offset by higher administrative expenses due to expenses in the period from Aruba and indirect Separation-related activities.
Amortization of Intangible Assets
Amortization expense decreased in fiscal 2016 and 2015 as compared to the prior-year periods, due primarily to certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods, partially offset in both periods by the addition of intangible assets resulting from the Aruba acquisition.
Restructuring Charges
Restructuring charges increased in fiscal 2016 as compared to fiscal 2015 due primarily to higher charges from the restructuring plan we announced in September 2015 (the "2015 Plan"), which is in connection with the Separation.
Restructuring charges decreased in fiscal 2015 as compared to fiscal 2014 due primarily to lower charges from the multi-year restructuring plan initially announced in May 2012 (the "2012 Plan"), partially offset by charges from the 2015 Plan.

Acquisition and Other Related Charges
Acquisition and other related charges increased in fiscal 2016 as compared to fiscal 2015 due primarily to charges resulting from the divestiture of H3C, partially offset by lower charges from the acquisition of Aruba.
Acquisition and other related charges increased in fiscal 2015 as compared to fiscal 2014 due primarily to charges resulting from the acquisition of Aruba, including a non-cash inventory fair value adjustment charge.
Separation Costs
Separation costs include costs resulting from the Separation in fiscal 2015 and costs resulting from the Everett and Seattle transactions.
Separation costs decreased in fiscal 2016 as compared to fiscal 2015 due to lower costs from the Separation, partially offset by costs from the Everett and Seattle transactions. The decline in costs resulting from the Separation was due primarily to lower third-party consulting, contractor fees and other deal execution costs, partially offset by higher marketing and one-time Hewlett Packard Enterprise branding-related expenses. The costs from the Everett and Seattle transactions consist primarily of amounts for third-party consulting expenses.
Separation costs for fiscal 2015 were primarily related to third-party consulting, contractor fees and other incremental costs.
Defined Benefit Plan Settlement Charges
Defined benefit plan settlement charges in fiscal 2015 were related to U.S. defined benefit plan settlement expense and net periodic benefit cost resulting from former Parent's voluntary lump sum program announced in January 2015.
Impairment of Data Center Assets
Impairment of data center assets in fiscal 2015 resulted from our exit from several ES data centers.
Gain on H3C and MphasiS Divestitures
The gain on these divestitures resulted from the sale of 51% of our H3C Technologies and China-based server, storage and technology services businesses and the sale of our equity stake in MphasiS Limited.
Interest and Other, Net
Interest and other, net expense increased by $261 million in fiscal 2016 as compared to fiscal 2015 due primarily to higher interest expense from higher average borrowings and unfavorable currency fluctuations, partially offset by higher interest income.
Interest and other, net expense decreased by $38 million in fiscal 2015 as compared to fiscal 2014 due to lower interest expense from lower average borrowings and a decrease in miscellaneous other expense.
Tax Indemnification Adjustments
Tax indemnification adjustments of $317 million in fiscal 2016 resulted from the potential settlement of certain pre-Separation tax liabilities for which the Company and HP Inc. share joint and several liability, and for which the Company is partially indemnified by HP Inc. under the Tax Matters Agreement.
Loss from Equity Interests
Loss from equity interests primarily represents our 49% interest in a partnership with Tsinghua Holdings in H3C. Loss from equity interests increased by $74 million due to the investment in H3C during fiscal 2016. The loss is primarily the result of the amortization of our interest in the basis difference of $93 million.
Provision for Taxes
Our effective tax rates were 22.5%, (67.4%) and 26.6% in fiscal 2016, 2015 and 2014, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that had the most significant impact on the Company's effective tax rate in the periods presented include Puerto Rico, China and Singapore. The Company plans to reinvest earnings of these jurisdictions indefinitely outside the U.S., and therefore have not provided for U.S. taxes on those indefinitely reinvested earnings.

In fiscal 2016, we recorded $249 million of net income tax charges related to items unique to the year. These amounts primarily included $714 million of income tax charges related to pre-Separation tax matters, of which $647 million is related to the effect of the potential settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities, and $169 million of income tax charges resulting from a gain on H3C divestiture, the effects of which were partially offset by $270 million of income tax benefits on Acquisition and other related charges, and Separation costs, $212 million of income tax benefits on Restructuring charges, and $124 million of income tax benefits resulting from a gain on MphasiS divestiture.
In fiscal 2015, we recorded $1.6 billion of net income tax benefits related to items unique to the year. These amounts primarily included $1.8 billion income tax benefits due to a release of valuation allowances pertaining to certain U.S. deferred tax assets, $447 million of income tax benefits related to restructuring and Separation-related costs, and $131 million of income tax benefits related to uncertain tax positions, the effects of which were partially offset by $486 million of tax charges to record valuation allowances on certain foreign deferred tax assets and $217 million of income tax charges related to state tax impacts of the separation of deferred taxes under the Separate Return Method.
In fiscal 2014, we recorded $113 million of net income tax benefits related to items unique to the year. These amounts included $66 million of income tax benefits related to provision to return adjustments and $35 million of income tax benefits related to state rate changes.
For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 6, "Taxes on Earnings", to the Consolidated and Combined Financial Statements.
Segment Information
A description of the products and services for each segment can be found in Note 2, "Segment Information", to the Consolidated and Combined Financial Statements, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.
In connection with a strategic review of its software business by former Parent prior to the Separation, the marketing optimization software product group, a business which was historically managed by us and is included in our Software segment financial information prior to the fourth quarter of fiscal 2015, was retained by HP Inc. following the Separation. The strategic review determined that these software assets no longer aligned with the software business' strategic charter as they were outside the go-to-market focus of selling to IT departments.
Enterprise Group

	For the fiscal years ended October 31,
	2016	2015	2014
	Dollars in millions
Net revenue	$27,219	$27,907	$27,727
Earnings from operations	$3,459	$3,862	$3,909
Earnings from operations as a % of net revenue	12.7%	13.8%	14.1%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31,
	Net Revenue			Weighted Net Revenue Change Percentage Points
	2016	2015	2014	2016	2015
	Dollars in millions
Technology Services	$7,160	$7,662	$8,383	(1.8)	(2.6)
Servers	14,019	14,219	13,401	(0.7)	3.0
Storage	3,065	3,180	3,315	(0.5)	(0.6)
Networking	2,975	2,846	2,628	0.5	0.8
Total Enterprise Group	$27,219	$27,907	$27,727	(2.5)	0.6

Fiscal 2016 compared with Fiscal 2015
EG net revenue decreased 2.5% (increased 0.6% on a constant currency basis) in fiscal 2016. The decrease in EG net revenue was due primarily to unfavorable currency fluctuations led by the euro and the impact of the H3C divestiture in May 2016, which impacted each of the EG business units, primarily Networking and TS. EG continues to experience revenue growth challenges due to market trends, including the shift of workloads to cloud deployment models, emergence of software-defined architectures, growth in IT consumption models, and a highly competitive pricing environment.
TS net revenue decreased 7% due primarily to unfavorable currency fluctuations, the impact of the H3C divestiture and the discontinuation of support service attach revenue from hardware products sold by former Parent. Partially offsetting the TS revenue decline was growth in HPE Data Center Care and HPE Proactive Care support solutions. Servers net revenue decreased 1% due to unfavorable currency fluctuations and a decrease in unit volumes, partially offset by higher average unit prices ("AUPs"). The decrease in unit volumes was primarily in the Tower and Rack product categories within industry standard servers, due to market softness in the enterprise and small and medium business market sectors. The increase in AUPs was experienced across each of the industry standard servers product portfolio, resulting from increased option attach activity. Storage net revenue decreased 4% as a result of unfavorable currency fluctuations and a decline in traditional storage products, the effects of which were partially offset by growth in Converged Storage solutions led by higher revenue from 3PAR All-Flash Array products. Networking net revenue increased 5% due to double-digit revenue growth in wireless local area network ("WLAN") products, led by Aruba, partially offset by lower revenues resulting from the H3C divestiture.
EG earnings from operations as a percentage of net revenue decreased 1.1% year-over-year as a result of a decrease in gross margin and an increase in operating expenses as percentage of net revenue. The gross margin decrease was due primarily to unfavorable currency fluctuations, competitive pricing pressures and a decline in TS gross margin due to lower mix of traditional support solutions partially offset by improved gross margins in Networking from Aruba and higher option attach rates in Servers. The increase in operating expenses as a percentage of net revenue was due primarily to higher administrative expenses and R&D investments, partially offset by favorable currency fluctuations and the impact of the H3C divestiture.
Fiscal 2015 compared with Fiscal 2014
EG net revenue increased 0.6% (increased 6.2% on a constant currency basis) in fiscal 2015. The increase in EG net revenue was due primarily to growth in Servers and from our acquisition of Aruba in May 2015, partially offset primarily by unfavorable currency impacts led by the euro and a net revenue decline in TS.
Servers net revenue increased 6% as a result of higher AUPs and unit volume growth. The increase in AUP's was across the industry standard servers product portfolio, primarily driven by higher option attach rates for memory, processors and hard drives and a mix shift to high-end new generation HPE ProLiant servers. The unit volume growth was primarily due to shipment increases in rack and density optimized server products. Networking net revenue increased 8% due primarily to revenue from Aruba, which resulted in higher revenue from WLAN products, the effect of which was partially offset by competitive pricing pressures particularly in the China market. Storage net revenue decreased 4% as a result of a decline in traditional storage products, the effect of which was partially offset by growth in Converged Storage solutions from 3PAR StoreServ products, particularly All-flash arrays, and StoreOnce. Business Critical Systems ("BCS") net revenue decreased 13% largely as a result of contraction in the overall UNIX market. TS net revenue decreased 9% due primarily to a reduction in support for BCS and traditional storage products along with lower revenue from consulting services, the effects of which were partially offset by growth in HPE Data Center Care and HPE Proactive Care support solutions.
In fiscal 2015, EG earnings from operations as a percentage of net revenue decreased by 0.3 percentage points due to a decrease in gross margin partially offset by a decrease in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to a higher revenue mix of industry standard servers, unfavorable currency impacts and competitive pricing, the effects of which were partially offset by improved cost management, improved pricing in Storage and a higher gross margin contribution in Networking from Aruba. The decrease in operating expenses as a percentage of net revenue was due primarily to favorable currency impacts, partially offset by expenses in the period from Aruba.

Enterprise Services

	For the fiscal years ended October 31,
	2016	2015	2014
	Dollars in millions
Net revenue	$18,872	$19,806	$22,398
Earnings from operations	$1,457	$1,019	$818
Earnings from operations as a % of net revenue	7.7%	5.1%	3.7%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31,
	Net Revenue			Weighted Net Revenue Change Percentage Points
	2016	2015	2014	2016	2015
	Dollars in millions
Infrastructure Technology Outsourcing	$11,425	$12,107	$14,038	(3.4)	(8.6)
Application and Business Services	7,447	7,699	8,360	(1.3)	(3.0)
Total Enterprise Services	$18,872	$19,806	$22,398	(4.7)	(11.6)
Fiscal 2016 compared with Fiscal 2015
ES net revenue decreased 4.7% (decreased 1.4% on a constant currency basis) in fiscal 2016. The net revenue decrease in ES was due primarily to unfavorable currency fluctuations, particularly in EMEA, and weak demand across the EMEA region, particularly the UK Public Sector business, revenue runoff in key accounts, and the divestiture of MphasiS in the fourth quarter of fiscal 2016, partially offset by strength in our SES portfolio, which includes analytics and data management, and security and cloud services, new client signings, and growth in our U.S. Public Sector business and the Asia Pacific and Japan ("APJ") region. Net revenue in ITO decreased by 6% in fiscal 2016 due primarily to unfavorable currency fluctuations and weakness in the EMEA region, particularly the UK Public Sector business, partially offset by growth in our SES portfolio and new client signings. Net revenue in Application and Business Services ("ABS") declined by 3% in fiscal 2016, due primarily to unfavorable currency fluctuations and the divestiture of MphasiS in fiscal 2016, partially offset by strength in our SES portfolio, particularly analytics and data management services and growth in the U.S. Public Sector business and APJ region.
ES earnings from operations as a percentage of net revenue increased 2.6 percentage points in fiscal 2016. The increase in operating margin was due to an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. Gross margin increased due primarily to service delivery efficiencies as a result of cost savings associated with our ongoing restructuring programs, including improvements in our headcount cost location mix that resulted in a higher percentage of our headcount in lower cost locations. The decrease in operating expenses as a percentage of net revenue was primarily driven by lower administrative expenses resulting from cost reduction actions and a business divestiture gain.
Fiscal 2015 compared with Fiscal 2014
ES net revenue decreased 11.6% (decreased 5.7% on a constant currency basis) in fiscal 2015. Performance in ES remained challenged by the impact of several large contracts winding down. The net revenue decrease in ES was due primarily to unfavorable currency impacts, revenue runoff in key accounts and weak growth in new and existing accounts, partially offset by growth in our SES portfolio. Net revenue in ITO decreased by 14% in fiscal 2015 due to unfavorable currency impacts, revenue runoff in key accounts and weak growth in new and existing accounts, particularly in EMEA in the first half of fiscal 2015, partially offset by growth in SES revenue in the second half of fiscal 2015. Net revenue in ABS declined by 8% in fiscal 2015, due to unfavorable currency impacts and weak growth in new and existing accounts in the first half of fiscal 2015, partially offset by growth in SES revenue in the second half of fiscal 2015.
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

Software

	For the fiscal years ended October 31,
	2016	2015	2014
	Dollars in millions
Net revenue	$3,195	$3,622	$3,933
Earnings from operations	$749	$788	$871
Earnings from operations as a % of net revenue	23.4%	21.8%	22.1%
Fiscal 2016 compared with Fiscal 2015
Software net revenue decreased 11.8% (decreased 9.3% on a constant currency basis) in fiscal 2016. Revenue growth in Software is being challenged by the overall market shift to SaaS solutions and go-to-market sales execution challenges we are addressing as we respond to the market shift. Additionally, as we transform our go-to-market approach, the market shift to SaaS solutions is impacting growth in license and support revenue. In fiscal 2016, net revenue growth was also negatively impacted by a combination of factors led by the transfer of the marketing optimization product group to former Parent which was effective at the beginning of the fourth quarter of fiscal 2015, business divestitures and the impact of unfavorable foreign currency fluctuations across all regions, led primarily by weakness in the euro. As a result, in fiscal 2016, net revenue from licenses, support, professional services, and SaaS decreased by 12%, 14%, 6%, and 7%, respectively.
The decrease in license revenue was due primarily to the market shift to SaaS solutions and related sales execution challenges and, as a result, we experienced lower revenue in IT operations management and enterprise security products. The decrease in license revenue was also attributable to the transfer of the marketing optimization product group to former Parent and the divestiture of the TippingPoint business in the second quarter of fiscal 2016. The decrease in support revenue was due primarily to the transfer of the marketing optimization product group to former Parent, the divestiture of the TippingPoint business, the impact of unfavorable currency fluctuations, led primarily by weakness in the euro, and the decline in license revenue, which has a carry over impact to growth rates in support revenue. Professional services net revenue decreased due primarily to the transfer of the marketing optimization product group to former Parent and the impact of unfavorable currency fluctuations. SaaS net revenue decreased due primarily to the divestiture of the LiveVault business in the fourth quarter of fiscal 2015, partially offset by growth in the IT operations management portfolio.
In fiscal 2016, Software earnings from operations as a percentage of net revenue increased by 1.6 percentage points due primarily to a decrease in operating expenses as a percentage of net revenue, partially offset by a decrease in gross margin. The decrease in operating expenses as a percentage of net revenue was driven primarily by a one-time gain related to the divestiture of the TippingPoint business, lower R&D expenses as a result of business divestitures, lower field selling costs driven by expense management, and the impact of favorable currency fluctuations. The decrease in gross margin was due primarily to a lower mix in support revenue which is a result of the carry over impact of the decline in license revenue.
Fiscal 2015 compared with Fiscal 2014
Software net revenue decreased 7.9% (decreased 4.1% on a constant currency basis) in fiscal 2015. In fiscal 2015, net revenue growth was negatively impacted by foreign currency fluctuations across all regions, led primarily by weakness in the euro, and the impact of the transfer of the marketing optimization product group. In fiscal 2015, net revenue from licenses, support, professional services, and SaaS decreased by 13%, 5%, 9%, and 4%, respectively.
The decrease in license revenue was due primarily to the market shift to SaaS solutions and related sales execution challenges and, as a result, we experienced lower revenue in IT operations management. The decrease in support revenue was due primarily to unfavorable currency impacts, past declines in license revenue and lower revenue due to the transfer of the marketing optimization product group to former Parent effective at the beginning of the fourth quarter of fiscal 2015, partially offset by growth in revenue for security products. Professional services net revenue decreased due primarily to unfavorable currency impacts, our continued focus on higher-margin engagements and, as a result, we experienced a net revenue decrease in big data solutions, partially offset by net revenue growth in security products. SaaS net revenue decreased due primarily to sales execution challenges, which resulted in lower revenue from big data solutions, partially offset by net revenue growth in IT operations management.
In fiscal 2015, Software earnings from operations as a percentage of net revenue decreased by 0.3 percentage points due to a decrease in gross margin and an increase in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to a lower mix of license revenue. The increase in operating expenses as a percentage of net revenue was due to the size of the revenue decline. During the period, operating expense declined due primarily to favorable currency impacts and lower SG&A expenses as a result of lower field selling costs driven by an increased focus on expense management.
Financial Services

	For the fiscal years ended October 31,
	2016	2015	2014
	Dollars in millions
Net revenue	$3,190	$3,216	$3,498
Earnings from operations	$336	$349	$389
Earnings from operations as a % of net revenue	10.5%	10.9%	11.1%
Fiscal 2016 compared with Fiscal 2015
FS net revenue decreased by 0.8% (increased 2.3% on a constant currency basis) in fiscal 2016 due primarily to unfavorable currency fluctuations and lower asset management activity primarily as a result of lower fixed term renewals, partially offset by higher portfolio revenue due to an increase in average portfolio assets.
FS earnings from operations as a percentage of net revenue decreased by 0.4 percentage points in fiscal 2016 due primarily to an increase in operating expenses as a percentage of revenue, partially offset by an increase in gross margin. The increase in gross margin was the result of lower bad debt expense, higher margins on remarketing sales and higher portfolio margins due to an increase in average portfolio assets, partially offset by lower margins on lease extensions and unfavorable currency fluctuations. Operating expenses as a percentage of net revenue increased primarily as a result of higher IT expenses.
Fiscal 2015 compared with Fiscal 2014
FS net revenue decreased by 8.1% (decreased 1.5% on a constant currency basis) in fiscal 2015 due primarily to unfavorable currency fluctuations led by weakness in the euro and lower asset management activity in customer buyouts.
FS earnings from operations as a percentage of net revenue decreased by 0.2 percentage points in fiscal 2015 due primarily to a decrease in gross margin while operating expense as a percentage of net revenue was flat in fiscal 2015 as compared to fiscal 2014. The decrease in gross margin was due to unfavorable currency fluctuations, lower margins in customer buyouts and lower portfolio margins due to competitive pricing, the effects of which were partially offset by higher margins from asset recovery services. Operating expense as a percentage of net revenue was flat as a result of lower SG&A expenses due primarily to lower field selling costs, the effects of which were offset by size of the revenue decline.
Financing Volume

	For the fiscal years ended October 31,
	2016	2015	2014
	In millions
Total financing volume	$6,478	$6,504	$6,425
New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 0.4% in fiscal 2016 and increased 1.2% in fiscal 2015, respectively. The decrease in fiscal 2016 was primarily driven by unfavorable currency fluctuations, partially offset primarily by higher financing associated with third-party product sales and related services offerings. The increase in fiscal 2015 was driven by higher financing associated with Company product sales and related services offerings, partially offset by unfavorable currency fluctuations, led by weakness in the euro.
Portfolio Assets and Ratios
The FS business model is asset intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from our internal management reporting system. The accounting policies used to derive FS amounts are substantially the same as those used by the Company. However, intercompany loans and certain accounts that are reflected in the segment balances are eliminated in our Consolidated and Combined Financial Statements.

The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of October 31,
	2016	2015
	Dollars in millions
Financing receivables, gross	$6,950	$6,655
Net equipment under operating leases	3,333	2,915
Capitalized profit on intercompany equipment transactions(1)	612	853
Intercompany leases(1)	2,057	1,990
Gross portfolio assets	12,952	12,413
Allowance for doubtful accounts(2)	89	95
Operating lease equipment reserve	45	58
Total reserves	134	153
Net portfolio assets	$12,818	$12,260
Reserve coverage	1.0%	1.2%
Debt-to-equity ratio(3)	7.0x	7.0x
_______________________________________________________________________________

(1)	Intercompany activity is eliminated in consolidation.

(2)	Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.4 billion and $10.7 billion at October 31, 2016 and October 31, 2015, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at October 31, 2016 and October 31, 2015 was $1.6 billion and $1.5 billion, respectively.

At October 31, 2016 and October 31, 2015, FS cash and cash equivalents and short-term investments were $788 million and $589 million, respectively.
Net portfolio assets at October 31, 2016 increased 4.6% from October 31, 2015. The increase generally resulted from new financing volume in excess of portfolio runoff.
FS bad debt expense includes charges to reserves for sales-type, direct-financing and operating leases. FS recorded net bad debt expense of $23 million, $46 million and $40 million in fiscal 2016, 2015 and 2014, respectively.
Corporate Investments

	For the fiscal years ended October 31,
	2016	2015	2014
	Dollars in millions
Net revenue	$3	$7	$4
Loss from operations	$(348)	$(423)	$(245)
Loss from operations as a % of net revenue(1)	NM	NM	NM
_______________________________________________________________________________

(1)	"NM" represents not meaningful.
Corporate Investments net revenue decreased by 57% for fiscal 2016 and increased by 75% for fiscal 2015, as compared to the prior year periods. Net revenue primarily represents IP-related royalty revenue and residual activity from certain cloud-related incubation projects.
Corporate Investments loss from operations decreased by 18% for fiscal 2016 and increased by 73% for fiscal 2015, as compared to the prior year periods. The decline in loss from operations for fiscal 2016 was due to lower spending on certain cloud-related incubation activities and lower expenses in HP Labs. The increase in loss from operations for fiscal 2015 was due primarily to higher expenses associated with cloud-related incubation activities and HP Labs.

LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, restructuring activities, remaining separation costs, divestiture transactions, maturing debt, interest payments, income tax payments, and the payment of future stockholder dividends, in addition to any future investments and any future share repurchases. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. For example, under the Tax Matters Agreement entered into in connection with the Separation, we will generally be prohibited, except in specific circumstances, from issuing equity securities beyond certain thresholds for a two year period following the Separation. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A, each of which is incorporated herein by reference.
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside of the U.S. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Our cash position is strong and we expect that our cash balances, anticipated cash flow generated from operations and access to capital markets will be sufficient to cover our expected near-term cash outlays.
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
On October 13, 2015, our Board of Directors authorized a $3.0 billion share repurchase program. On May 24, 2016, the Board of Directors authorized an additional $3.0 billion under the share repurchase program. The number of shares that we repurchase under the share repurchase program may vary depending on numerous factors, including share price, liquidity and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions, and board and management discretion. Additionally, our share repurchase activity, if any, during any particular period may fluctuate. We may commence, accelerate, suspend, delay, or discontinue any share repurchase activity at any time, without notice. These programs do not have a specific expiration date.
In fiscal 2016, we repurchased an aggregate of $2.7 billion as a result of our share repurchase program. The aggregate amount includes $2.5 billion repurchased under accelerated share repurchase agreements ("ASR Agreements") with financial institutions, with the remainder being open market repurchases. For more information on our ASR Agreements, refer to Note 15, "Stockholders' Equity", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.
In December 2015, in connection with the Separation and Distribution Agreement, we received a final cash allocation of approximately $526 million from former Parent. The cash allocation was based on our projected cash requirements in light of the intended investment grade credit rating, business plan and anticipated operations and activities.
In fiscal 2016, we completed a total of five divestitures resulting in $3.4 billion of net proceeds, of which $25 million represents a deposit that was received in the fourth quarter of fiscal 2015. The proceeds from the divestitures primarily consisted of the sale of our controlling interest in H3C and the sale of MphasiS.
Our joint partnership agreement with Tsinghua Holdings to create a Chinese provider of technology infrastructure, H3C, was executed in May 2016 for $2.6 billion in net proceeds. Under the definitive agreement, Tsinghua Holdings' subsidiary, Unisplendour Corporation, purchased 51% of the new business named H3C, which is comprised of our former H3C Technologies and China-based server, storage and technology services businesses. The sale of our full equity stake in MphasiS, an IT services provider headquartered in Bangalore, India, to The Blackstone Group, was completed in September 2016 and resulted in net proceeds of $0.6 billion.
On May 24, 2016, we announced plans for a tax-free spin-off and merger of our Enterprise Services business with CSC, which will create a pure-play, global IT services company. The transaction, which is currently targeted to be completed on or around April 1, 2017, is expected to deliver, as of the announcement date, approximately $8.5 billion to the shareholders of Hewlett Packard Enterprise on an after-tax basis. This amount includes an equity stake for Hewlett Packard Enterprise shareholders in the new combined company valued at approximately $4.5 billion, which represents approximately 50.1% ownership, a cash dividend payment of $1.5 billion to Hewlett Packard Enterprise, and the assumption of $2.5 billion of Hewlett Packard Enterprise net debt and other liabilities. Preceding the close of the transaction, we expect to incur one-time costs of approximately $900 million to separate the Enterprise Services business from Hewlett Packard Enterprise. The majority of these costs will be offset by lower costs associated with our Fiscal 2015 Restructuring Plan.
In association with our plan for a tax-free spin-off and merger of our Enterprise Services business with CSC, there will be a transfer of unfunded pension liabilities for certain pension plans to our Enterprise Services business. As of October 31, 2016, the transfer is targeted to be completed on or around April 1, 2017. The approximate net pension liability to be transferred is pursuant to the transaction agreements, wherein we are expected to fund the transferred net pension liability in excess of $570 million. We currently estimate the total funding amount to be in the range of $2.0 billion to $3.0 billion. While the exact amount will not be known until the transaction completion date, in December 2016 we made initial funding payments of $1.9 billion.
On September 7, 2016, we announced plans for a spin-off and merger of our Software segment with Micro Focus, which will create a pure-play enterprise software company. Upon the completion of the transaction, which is currently anticipated to close by approximately August 31, 2017, the transaction is expected to deliver, as of the announcement date, approximately $8.8 billion to the shareholders of Hewlett Packard Enterprise on an after-tax basis. This includes an equity stake for Hewlett Packard Enterprise shareholders in the new combined company valued at approximately $6.3 billion, which represents approximately 50.1% ownership and a cash dividend payment of $2.5 billion to Hewlett Packard Enterprise. Preceding the close of the transaction, we expect to incur one-time costs of approximately $700 million to separate the Software segment from Hewlett Packard Enterprise.
Liquidity
Our cash and cash equivalents, total debt and available borrowing resources were as follows:

	As of October 31,
	2016	2015	2014
	In millions
Cash and cash equivalents	$12,987	$9,842	$2,319
Total debt	$16,140	$15,794	$1,379
Available borrowing resources	$6,058	$6,166	$—
Our key cash flow metrics were as follows:

	For the fiscal years ended October 31,
	2016	2015	2014
	In millions
Net cash provided by operating activities	$4,958	$3,661	$6,911
Net cash provided by (used in) investing activities	419	(5,413)	(2,974)
Net cash (used in) provided by financing activities	(2,232)	9,275	(3,800)
Net increase in cash and cash equivalents	$3,145	$7,523	$137
Operating Activities
Net cash provided by operating activities increased by $1.3 billion for fiscal 2016 as compared to fiscal 2015 due primarily to the impact of a 17 day improvement in the cash conversion cycle, as compared to a four day cash conversion cycle improvement in fiscal 2015, and lower separation payments in the current fiscal period. Net cash provided by operating activities decreased by $3.3 billion for fiscal 2015 as compared to fiscal 2014 due primarily to the impact of a four day reduction in the cash conversion cycle in fiscal 2015, as compared to a 13 day reduction in the cash conversion cycle in fiscal 2014.

Our key working capital metrics were as follows:

	As of October 31,
	2016	2015	2014
Days of sales outstanding in accounts receivable	50	57	54
Days of supply in inventory	18	21	17
Days of purchases outstanding in accounts payable	(62)	(55)	(44)
Cash conversion cycle	6	23	27
Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. For fiscal 2016 as compared to the prior-year period, the decrease in DSO was due to favorable early payment linearity and strong credit and collections management. For fiscal 2015 as compared to the prior-year period, the increase in DSO was due to unfavorable payment linearity and longer standard payment terms for Aruba.
Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. For fiscal 2016 as compared to the prior-year period, the decrease in DOS was due to lower inventory to support expected service levels, including key commodity buffer management. For fiscal 2015 as compared to the prior-year period, the increase in DOS was due to higher inventory to support service levels.
Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. For fiscal 2016, as compared to the prior-year period, the increase in DPO was due primarily to an extension of payment terms with our product suppliers and favorable purchasing linearity. For fiscal 2015 as compared to the prior-year period, the increase in DPO was primarily the result of an extension of payment terms with our suppliers.
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms, the extent of receivables factoring, seasonal trends, and the timing of revenue recognition and inventory purchases within the period.
Investing Activities
Net cash provided by investing activities was $0.4 billion in fiscal 2016 due primarily to net proceeds of $3.3 billion from business divestitures, partially offset by $2.8 billion of investments in property, plant and equipment, net of proceeds from sales. Net cash used in investing activities increased by $2.4 billion in fiscal 2015 as compared to fiscal 2014 due primarily to the acquisition of Aruba.
Financing Activities
Net cash used in financing activities was $2.2 billion in fiscal 2016 due primarily to cash utilization for repurchases of common stock and dividend payments. Cash flow from financing activities for fiscal 2015 and 2014 primarily represents net transfers from (to) former Parent and net payments on debt. As cash and the financing of our operations during those periods have historically been managed by former Parent, the components of net transfers from (to) former Parent include cash transfers from us to former Parent and payments by former Parent to settle our obligations. These transactions are considered to be effectively settled for cash at the time the transaction is recorded.
Capital Resources
Debt Levels

	As of October 31,
	2016	2015	2014
	Dollars in millions
Short-term debt	$3,532	$691	$894
Long-term debt	$12,608	$15,103	$485
Weighted-average interest rate	3.5%	3.0%	2.6%

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure.
Outstanding borrowings increased to $16.1 billion as of October 31, 2016, as compared to $15.8 billion at October 31, 2015, bearing weighted-average interest rates of 3.5% and 3.0%, respectively. During fiscal 2016, we issued $9.3 billion and repaid $9.0 billion of commercial paper.
There are two tranches of Senior Notes scheduled to mature in October 2017 with an aggregate face value of $2.6 billion. We expect to refinance these notes to the extent they are not retired during fiscal 2017 in connection with the Everett Transaction. For more information on our borrowings, see Note 13, "Borrowings", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.
In connection with our separation capitalization plan, on October 9, 2015 we completed our offering of $14.6 billion of aggregate principal amount of Senior Notes. As intended, net proceeds of $14.5 billion from the Senior Notes offering were distributed to HP Inc. to redeem or repurchase certain of our outstanding notes and to facilitate the separation of Hewlett Packard Enterprise from HP Inc. On November 23, 2016, we launched an offer to exchange new registered notes for all of the outstanding $14.6 billion of unregistered Senior Notes. The terms of the new notes in the exchange offer are substantially identical to the terms of the outstanding unregistered Senior Notes, except that the new notes will be registered under the Securities Act, and certain transfer restrictions, registration rights and additional interest provisions relating to the outstanding Senior Notes do not apply to the new notes.
Our weighted-average interest rate reflects the effective interest rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 12, "Financial Instruments", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.
For fiscal 2014, debt levels reflect only those debt balances which were the legal obligation of the subsidiaries comprising the businesses of the Company. For more information on our borrowings, see Note 13, "Borrowings", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.
Revolving Credit Facility
On November 1, 2015, we entered into a revolving credit facility (the "Credit Agreement"), together with the lenders named therein, JPMorgan Chase Bank, N.A. ("JPMorgan"), as co-administrative agent and administrative processing agent, and Citibank, N.A., as co-administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.0 billion. Loans under the revolving credit facility may be used for general corporate purposes. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to the satisfaction of certain conditions, by up to two, one-year periods. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating.
Available Borrowing Resources
As of October 31, 2016, we had the following resources available to obtain short- or long-term financing if we need additional liquidity:

As of October 31, 2016
In millions
Commercial paper programs	$4,174
Uncommitted lines of credit	$1,884
For more information on our available borrowings resources, see Note 13, "Borrowings", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.

CONTRACTUAL AND OTHER OBLIGATIONS
Our contractual and other obligations as of October 31, 2016, were as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on long-term debt(1)	$15,280	$2,775	$2,988	$3,059	$6,458
Interest payments on long-term debt(2)	5,597	552	888	714	3,443
Operating lease obligations (net of sublease rental income)	2,221	521	743	409	548
Purchase obligations(3)	1,798	537	948	297	16
Capital lease obligations (includes interest)	2	2	—	—	—
Total(4)(5)(6)(7)	$24,898	$4,387	$5,567	$4,479	$10,465
_______________________________________________________________________________

(1)	Amounts represent the principal cash payments relating to our long-term debt and do not include any capital lease obligations, fair value adjustments, discounts or premiums.

(2)
Amounts represent the expected interest payments relating to our long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Senior Notes to variable interest rates. The impact of our outstanding interest rate swaps at October 31, 2016 was factored into the calculation of the future interest payments on long-term debt.

(3)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are related principally to software maintenance and support services and other items. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust terms based on our business needs prior to the delivery of goods or performance of services.

(4)
In fiscal 2017, HPE anticipates making contributions of $348 million to its non-U.S. pension plans, expects to pay benefits of $2 million to its U.S. non-qualified pension plan participants and expects to pay claims of $3 million under its post-retirement benefit plans. These amounts do not include pension funding we are obligated to make related to the spin-off and merger of the Enterprise Services business with CSC. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows, as they are dependent on numerous factors which may result in a wide range of outcomes. In connection with the Company’s plan for a tax-free spin-off and merger of its Enterprise Services business with CSC, there will be a transfer of unfunded pension liabilities for certain pension plans to the Company’s Enterprise Services business. As of October 31, 2016, the transfer is targeted to be completed on or around April 1, 2017. The approximate net pension liability to be transferred is pursuant to the transaction agreements, wherein the Company is obligated to fund the transferred net pension liability in excess of $570 million. The Company currently estimates the total funding amount to be in the range of $2.0 billion to $3.0 billion. While the exact amount will not be known until the transaction completion date, in December 2016 the Company made initial funding payments of $1.9 billion. For more information on our retirement and post-retirement benefit plans, see Note 4, "Retirement and Post-Retirement Benefit Plans", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.

(5)
As of October 31, 2016 we expect future cash payments of approximately $1.9 billion in connection with our approved restructuring plans, which include $0.7 billion expected to be paid in fiscal 2017 and $1.2 billion expected to be paid through fiscal 2021. Payments for restructuring have been excluded from the contractual obligations table, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities, see Note 3, "Restructuring", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.

(6)
As of October 31, 2016, we had approximately $3.9 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $13 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, "Taxes on Earnings", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.

(7)
In connection with the Separation, the Company entered into a Separation and Distribution Agreement with HP Inc., effective November 1, 2015, whereby the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the Separation. Additionally, in connection with the Separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc., effective November 1, 2015, that governs the rights and obligations of the Company and HP Inc. for certain pre-Separation tax liabilities. The Tax Matters Agreement provides that the Company and HP Inc. will share certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HP Inc.'s U.S. and certain non-U.S. income tax returns. For more information on our General Cross-indemnification and Tax Matters Agreement and Other Income Tax Matters with HP Inc., see Note 18, "Guarantees, Indemnifications and Warranties", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.

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
We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party revolving short-term financing arrangements, see Note 7, "Balance Sheet Details", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.

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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 70 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2016 were the euro, British pound, Chinese yuan (renminbi), and Japanese yen. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
We use a combination of forward contracts and, from time to time, options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue and, to a lesser extent, cost of sales, operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. In addition, when debt is denominated in a foreign currency, we may use swaps to exchange the foreign currency principal and interest obligations for U.S. dollar-denominated amounts to manage the exposure to changes in foreign currency exchange rates. We also use other derivatives not designated as hedging instruments, consisting primarily of forward contracts, to hedge foreign currency balance sheet exposures. Alternatively, we may choose not to hedge the risk associated with our foreign currency exposures, primarily if such exposure acts as a natural hedge for offsetting amounts denominated in the same currency or if the currency is too difficult or too expensive to hedge.
We have performed sensitivity analyses as of October 31, 2016 and 2015, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2016 and 2015. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $47 million and $21 million at October 31, 2016 and 2015, respectively.
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
In order to hedge the fair value of certain fixed-rate investments, we may enter into interest rate swaps that convert fixed interest returns into variable interest returns. We may use cash flow hedges to hedge the variability of LIBOR-based interest income received on certain variable-rate investments, by entering into interest rate swaps that convert variable rate interest returns into fixed-rate interest returns.
We have performed sensitivity analyses as of October 31, 2016 and 2015, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments, financing receivables, and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments, financing receivables, and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2016 and 2015. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, investments and financing receivables, net of interest rate swaps, of $39 million and $52 million at October 31, 2016 and 2015, respectively.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hewlett Packard Enterprise Company

We have audited the accompanying consolidated balance sheets of Hewlett Packard Enterprise Company and subsidiaries (the “Company”) as of October 31, 2016 and 2015, and the related consolidated and combined statements of earnings, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended October 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett Packard Enterprise Company and subsidiaries at October 31, 2016 and 2015, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hewlett Packard Enterprise Company and subsidiaries' internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
December 15, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hewlett Packard Enterprise Company

We have audited Hewlett Packard Enterprise Company and subsidiaries’ internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hewlett Packard Enterprise Company and subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hewlett Packard Enterprise Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hewlett Packard Enterprise Company and subsidiaries as of October 31, 2016 and 2015, and the related consolidated and combined statements of earnings, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended October 31, 2016 of Hewlett Packard Enterprise Company and subsidiaries and our report dated December 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
December 15, 2016

ITEM 8. Financial Statements and Supplementary Data.
Management’s Report on Internal Control Over Financial Reporting
Hewlett Packard Enterprise’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Hewlett Packard Enterprise. Hewlett Packard Enterprise’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hewlett Packard Enterprise’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Hewlett Packard Enterprise; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Hewlett Packard Enterprise are being made only in accordance with authorizations of management and directors of Hewlett Packard Enterprise; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Hewlett Packard Enterprise’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Hewlett Packard Enterprise’s management assessed the effectiveness of Hewlett Packard Enterprise’s internal control over financial reporting as of October 31, 2016, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on the assessment by Hewlett Packard Enterprise’s management, we determined that Hewlett Packard Enterprise’s internal control over financial reporting was effective as of October 31, 2016. The effectiveness of Hewlett Packard Enterprise’s internal control over financial reporting as of October 31, 2016 has been audited by Ernst & Young LLP, Hewlett Packard Enterprise’s independent registered public accounting firm, as stated in their report which appears on page 68 of this Annual Report on Form 10-K.

/s/ MARGARET C. WHITMAN	/s/ TIMOTHY C. STONESIFER
Margaret C. Whitman President and Chief Executive Officer	Timothy C. Stonesifer Executive Vice President and Chief Financial Officer
December 15, 2016	December 15, 2016

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated and Combined Statements of Earnings

	For the fiscal years ended October 31,
	2016	2015	2014
	In millions, except per share amounts
Net revenue:
Products	$19,250	$19,635	$19,171
Services	30,509	32,111	35,551
Financing income	364	361	401
Total net revenue	50,123	52,107	55,123
Costs and expenses:
Cost of products	12,715	12,978	12,394
Cost of services	22,543	23,950	26,815
Financing interest	249	240	277
Research and development	2,298	2,338	2,197
Selling, general and administrative	7,821	8,025	8,717
Amortization of intangible assets	755	852	906
Restructuring charges	1,236	954	1,471
Acquisition and other related charges	178	89	11
Separation costs	598	797	—
Defined benefit plan settlement charges	—	225	—
Impairment of data center assets	—	136	—
Gain on H3C and MphasiS divestitures	(2,420)	—	—
Total costs and expenses	45,973	50,584	52,788
Earnings from operations	4,150	1,523	2,335
Interest and other, net	(312)	(51)	(91)
Tax indemnification adjustments	317	—	—
Loss from equity interests	(76)	(2)	—
Earnings before taxes	4,079	1,470	2,244
(Provision) benefit for taxes	(918)	991	(596)
Net earnings	$3,161	$2,461	$1,648
Net earnings per share:(1)
Basic	$1.84	$1.36	$0.91
Diluted	$1.82	$1.34	$0.90
Cash dividends declared per share	$0.22	$—	$—
Weighted-average shares used to compute net earnings per share:(1)
Basic	1,715	1,804	1,804
Diluted	1,739	1,834	1,834
_______________________________________________________________________________

(1)
On November 1, 2015, HP Inc. (formerly Hewlett-Packard Company) distributed a total of 1.8 billion shares of Hewlett Packard Enterprise common stock to HP Inc. stockholders as of the record date. The number of shares used to compute basic and diluted net earnings per share ("EPS") for the period ended October 31, 2015 is used for the calculation of net EPS for October 31, 2014. See Note 16, "Net Earnings Per Share", for further details.

The accompanying notes are an integral part of these Consolidated and
Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated and Combined Statements of Comprehensive Income

	For the fiscal years ended October 31,
	2016	2015	2014
	In millions
Net earnings	$3,161	$2,461	$1,648
Other comprehensive loss before taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized (losses) gains arising during the period	(4)	(10)	5
Losses (gains) reclassified into earnings	3	—	(1)
	(1)	(10)	4
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized gains arising during the period	226	481	111
Net (gains) losses reclassified into earnings	(270)	(480)	60
	(44)	1	171
Change in unrealized components of defined benefit plans:
Losses arising during the period	(1,777)	(382)	(794)
Amortization of actuarial loss and prior service benefit	284	214	82
Curtailments, settlements and other	(18)	4	18
Plans transferred from former Parent during the period	—	(2,607)	—
Merged into former Parent's Shared plans during the period	—	—	61
	(1,511)	(2,771)	(633)
Change in cumulative translation adjustment:
Cumulative translation adjustment arising during the period	(154)	(198)	(85)
Release of cumulative translation adjustment as a result of H3C and MphasiS divestitures	75	—	—
	(79)	(198)	(85)
Other comprehensive loss before taxes	(1,635)	(2,978)	(543)
Benefit (provision) for taxes	51	211	(10)
Other comprehensive loss, net of taxes	(1,584)	(2,767)	(553)
Comprehensive income (loss)	$1,577	$(306)	$1,095

The accompanying notes are an integral part of these Consolidated and
Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	As of October 31,
	2016	2015
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$12,987	$9,842
Accounts receivable	6,909	8,538
Financing receivables	2,923	2,918
Inventory	1,774	2,198
Other current assets	4,324	6,468
Total current assets	28,917	29,964
Property, plant and equipment	9,636	9,886
Long-term financing receivables and other assets	13,216	10,875
Investment in equity interests	2,648	—
Goodwill	24,178	27,261
Intangible assets	1,084	1,930
Total assets	$79,679	$79,916
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,532	$691
Accounts payable	5,943	5,828
Employee compensation and benefits	2,364	2,902
Taxes on earnings	420	476
Deferred revenue	4,610	5,154
Accrued restructuring	671	628
Other accrued liabilities	4,991	6,314
Total current liabilities	22,531	21,993
Long-term debt	12,608	15,103
Other liabilities	13,022	8,902
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,666 shares issued and outstanding at October 31, 2016)	17	—
Additional paid-in capital	35,248	—
Retained earnings	2,782	—
Former Parent company investment	—	38,550
Accumulated other comprehensive loss	(6,599)	(5,015)
Total HPE stockholders' equity	31,448	33,535
Non-controlling interests	70	383
Total stockholders' equity	31,518	33,918
Total liabilities and stockholders' equity	$79,679	$79,916

The accompanying notes are an integral part of these Consolidated and
Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated and Combined Statements of Cash Flows

	For the fiscal years ended October 31,
	2016	2015	2014
	In millions
Cash flows from operating activities:
Net earnings	$3,161	$2,461	$1,648
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,775	3,947	4,144
Stock-based compensation expense	558	565	427
Provision for doubtful accounts	61	52	80
Provision for inventory	171	155	125
Restructuring charges	1,236	954	1,471
Deferred taxes on earnings	(1,345)	(2,522)	(304)
Excess tax benefit from stock-based compensation	(20)	(100)	(44)
Gain on H3C and MphasiS divestitures	(2,420)	—	—
Loss from equity interests	76	2	—
Other, net	195	374	11
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	991	9	986
Financing receivables	(301)	(393)	428
Inventory	34	(424)	69
Accounts payable	66	868	611
Taxes on earnings	1,615	956	404
Restructuring	(1,044)	(1,021)	(1,239)
Other assets and liabilities	(1,851)	(2,222)	(1,906)
Net cash provided by operating activities	4,958	3,661	6,911
Cash flows from investing activities:
Investment in property, plant and equipment	(3,280)	(3,344)	(3,620)
Proceeds from sale of property, plant and equipment	450	380	606
Purchases of available-for-sale securities and other investments	(656)	(243)	(940)
Maturities and sales of available-for-sale securities and other investments	585	298	1,023
Payments made in connection with business acquisitions, net of cash acquired	(22)	(2,644)	(49)
Proceeds from business divestitures, net	3,342	140	6
Net cash provided by (used in) investing activities	419	(5,413)	(2,974)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	(71)	(39)	18
Issuance of debt	1,074	866	852
Payment of debt	(833)	(1,077)	(1,135)
Settlement of cash flow hedge	3	—	—
Issuance of common stock under employee stock plans	119	—	—
Repurchase of common stock	(2,662)	—	—
Net transfers from (to) former Parent	491	9,440	(3,542)
Issuance of Senior Notes relating to Separation	—	14,546	—
Distribution of net proceeds of Senior Notes relating to Separation, to former Parent	—	(14,529)	—
Cash dividends paid	(373)	(32)	(37)
Excess tax benefit from stock-based compensation	20	100	44
Net cash (used in) provided by financing activities	(2,232)	9,275	(3,800)
Increase in cash and cash equivalents	3,145	7,523	137
Cash and cash equivalents at beginning of period	9,842	2,319	2,182
Cash and cash equivalents at end of period	$12,987	$9,842	$2,319
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$656	$192	$302
Interest expense paid	$585	$291	$357
Supplemental schedule of non-cash investing and financing activities:
Net transfers of property, plant and equipment from former Parent	$—	$1,788	$—

The accompanying notes are an integral part of these Consolidated and
Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated and Combined Statements of Stockholders' Equity

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Former Parent Company Investment	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2013	—	$—	$—	$39,683	$—	$(1,695)	$37,988	$387	$38,375
Net earnings				1,648			1,648		1,648
Other comprehensive loss				—		(553)	(553)		(553)
Comprehensive income				—			1,095		1,095
Net transfers to former Parent				(2,307)			(2,307)		(2,307)
Changes in non-controlling interests								9	9
Balance at October 31, 2014	—	$—	$—	$39,024	$—	$(2,248)	$36,776	$396	$37,172
Net earnings				2,461		—	2,461		2,461
Other comprehensive loss						(2,767)	(2,767)		(2,767)
Comprehensive income							(306)		(306)
Net transfers from former Parent				11,594			11,594		11,594
Distribution of net proceeds of Senior Notes to former Parent				(14,529)			(14,529)		(14,529)
Changes in non-controlling interests								(13)	(13)
Balance at October 31, 2015	—	$—	$—	$38,550	$—	$(5,015)	$33,535	$383	$33,918
Separation-related adjustments				(1,236)			(1,236)		(1,236)
Issuance of common stock and reclassification of former Parent company investment	1,803,719	18	37,296	(37,314)			—		—
Net earnings					3,161		3,161	33	3,194
Other comprehensive loss						(1,584)	(1,584)		(1,584)
Comprehensive income							1,577	33	1,610
Issuance of common stock in connection with employee stock plans and other	20,374		15				15		15
Repurchases of common stock	(157,761)	(1)	(2,661)				(2,662)		(2,662)
Tax benefit from employee stock plans			1				1		1
Cash dividends declared					(379)		(379)		(379)
Stock-based compensation expense			597				597		597
Changes in non-controlling interest								(9)	(9)
MphasiS divestiture								(337)	(337)
Balance at October 31, 2016	1,666,332	$17	$35,248	$—	$2,782	$(6,599)	$31,448	$70	$31,518

The accompanying notes are an integral part of these Consolidated and
Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements

Note 1: Overview and Summary of Significant Accounting Policies
Background
Hewlett Packard Enterprise Company ("we", "us", "our", "Hewlett Packard Enterprise", "HPE" or "the Company") is an industry leading technology company that enables customers to go further, faster. With the industry's most comprehensive portfolio, spanning the cloud to the data center to workplace applications, its technology and services help customers around the world make IT more efficient, more productive and more secure. Hewlett Packard Enterprise's customers range from small- and medium-sized businesses ("SMBs") to large global enterprises.
On November 1, 2015, the Company became an independent publicly-traded company through a pro rata distribution by HP Inc. ("former Parent" or "HPI"), formerly known as Hewlett-Packard Company ("HP Co."), of 100% of the outstanding shares of Hewlett Packard Enterprise Company to HP Inc.'s stockholders (the "Separation"). Each HP Inc. stockholder of record received one share of Hewlett Packard Enterprise common stock for each share of HP Inc. common stock held on the record date. Approximately 1.8 billion shares of Hewlett Packard Enterprise common stock were distributed on November 1, 2015 to HP Inc. stockholders. In connection with the Separation, Hewlett Packard Enterprise's common stock began trading "regular-way" under the ticker symbol "HPE" on the New York Stock Exchange on November 2, 2015.
In connection with the Separation, the Company entered into a Tax Matters Agreement with former Parent, which resulted in the indemnification of certain pre-Separation tax liabilities. During the fiscal year ended October 31, 2016, Separation-related adjustments totaling $1.2 billion were recorded in stockholders' equity. Separation-related adjustments to equity primarily reflected the impact of the income tax indemnification and the transfer of certain deferred tax assets and liabilities between former Parent and the Company. See Note 18, "Guarantees, Indemnifications and Warranties", for a full description of the Tax Matters Agreement.
Basis of Presentation
Prior to October 31, 2015, the Combined Financial Statements were derived from the Consolidated Financial Statements and accounting records of former Parent, as if the Company was operating on a standalone basis during the periods presented. From and after October 31, 2015, substantially all of the assets and liabilities and operations of the Company were transferred from former Parent to the Company, and Consolidated and Combined Financial Statements included the accounts of the Company and its wholly-owned subsidiaries in accordance with the separation agreement for the transfer from former Parent to the Company. These Consolidated and Combined Financial Statements of the Company were prepared in connection with the Separation and in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP").
Prior to October 31, 2015, the Combined and Consolidated Statements of Earnings and Comprehensive Income of the Company reflect allocations of general corporate expenses from former Parent including, but not limited to, executive management, finance, legal, information technology, employee benefits administration, treasury, risk management, procurement, and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount, or other relevant measures. Management of the Company and former Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.
Former Parent's cash had not been assigned to the Company as of October 31, 2015 because those cash balances were not directly attributable to the Company. The Company reflected transfers of cash to and from former Parent's cash management system as a component of former Parent company investment on the Consolidated Balance Sheets. Former Parent's long-term debt had not been attributed to the Company prior to October 31, 2015 because former Parent's borrowings were not the legal obligation of the Company. As of October 31, 2015, substantially all of the assets and liabilities and operations were transferred from former Parent to the Company and the Consolidated Balance Sheet of the Company included the accounts of the Company and its wholly-owned subsidiaries. Additionally, subsequent to the Separation, the Company received a final cash allocation from HP Inc. and accrued certain general cross-indemnifications liabilities. See Note 14, "Related Party Transactions and Former Parent Company Investment", and Note 18, "Guarantees, Indemnifications and Warranties", for a full description of these items.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements

Former Parent maintained various benefit and stock-based compensation plans at a corporate level and other benefit plans at a subsidiary level. The Company's employees participated in those programs and a portion of the cost of those plans was included in the Company's Consolidated and Combined Financial Statements. See Note 4, "Retirement and Post-Retirement Benefit Plans", and Note 5, "Stock-based Compensation", for a further description.
Principles of Combination and Consolidation
The accompanying Consolidated and Combined Financial Statements include the accounts of the Company and other subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated and combined businesses of the Company have been eliminated.
Prior to the Separation, intercompany transactions between the Company and former Parent are considered to be effectively settled in the Consolidated and Combined Financial Statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statements of Cash Flows within financing activities and within the stockholders' equity section of the Consolidated Balance Sheets in Former Parent company investment.
The Company accounts for investments in companies over which it has the ability to exercise significant influence but does not hold a controlling interest under the equity method of accounting, and the Company records its proportionate share of income or losses in Loss from equity interests in the Consolidated and Combined Statements of Earnings. The Company's proportionate share of losses in its equity method investments previously included in Interest and other, net, and Other, net, in the Consolidated and Combined Statements of Earnings and Statements of Cash Flows, respectively, for all prior periods, were reclassified to Loss from equity interests to conform to the current year presentation.
Non-controlling interests are presented as a separate component within Total stockholders' equity in the Consolidated Balance Sheets. Net earnings attributable to non-controlling interests are recorded within Interest and other, net in the Consolidated and Combined Statements of Earnings and are not presented separately, as they were not material for any period presented.
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Consolidated and Combined Financial Statements and accompanying notes. Actual results could differ materially from those estimates.
Foreign Currency Translation
The Company predominately uses the U.S. dollar as its functional currency. Assets and liabilities denominated in non-U.S. currencies are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. Net revenue, costs and expenses denominated in non-U.S. currencies are recorded in U.S. dollars at the average rates of exchange prevailing during the period. The Company includes gains or losses from foreign currency remeasurement in Interest and other, net in the Consolidated and Combined Statements of Earnings and gains and losses from cash flow hedges in Net revenue as the hedged revenue is recognized. Certain non-U.S. subsidiaries designate the local currency as their functional currency, and the Company records the translation of their assets and liabilities into U.S. dollars at the balance sheet date as translation adjustments and includes them as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. The effect of foreign currency exchange rates on cash and cash equivalents was not material for any of the fiscal years presented.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements

Former Parent Company Investment
Former Parent company investment in the Consolidated Balance Sheets and Consolidated and Combined Statements of Stockholders' Equity represents former Parent's historical investment in the Company, the net effect of transactions with and allocations from former Parent and the Company's accumulated earnings. See Note 14, "Related Party Transactions and former Parent Company Investment", for further information about transactions between the Company and former Parent.
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
The Company reduces revenue for customer and distributor programs and incentive offerings, including price protection, rebates, promotions, other volume-based incentives, and expected returns, at the later of the date of revenue recognition or the date the sales incentive is offered. Future market conditions and product transitions may require the Company to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. For certain incentive programs, the Company estimates the number of customers expected to redeem the incentive based on historical experience and the specific terms and conditions of the incentive.
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
Multiple element arrangements
When a sales arrangement contains multiple elements or deliverables, such as hardware and software products, and/or services, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE") of selling price, if available, third-party evidence ("TPE") if VSOE of selling price is not available, or estimated selling price ("ESP") if neither VSOE of selling price nor TPE is available. The Company establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. The Company establishes TPE of selling price by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The Company establishes ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life-cycle. Consideration is also given to market conditions such as competitor pricing strategies and technology industry life-cycles. In most arrangements with multiple elements, the Company allocates the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements

The Company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. For elements with no standalone value, the Company recognizes revenue consistent with the pattern of the undelivered elements. If the arrangement includes a customer-negotiated refund or return right or other contingency relative to the delivered items, and the delivery and performance of the undelivered items is considered probable and substantially within the Company's control, the delivered element constitutes a separate unit of accounting. In arrangements with combined units of accounting, changes in the allocation of the transaction price among elements may impact the timing of revenue recognition for the contract but will not change the total revenue recognized for the contract.
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
Software
The Company recognizes revenue from perpetual software licenses at the inception of the license term, assuming all revenue recognition criteria have been satisfied. Term-based software license revenue is generally recognized ratably over the term of the license. The Company uses the residual method to allocate revenue to software licenses at the inception of the arrangement when VSOE of fair value for all undelivered elements, such as post-contract customer support, exists and all other revenue recognition criteria have been satisfied. The Company recognizes revenue from maintenance and unspecified upgrades or updates provided on a when-and-if-available basis ratably over the period during which such items are delivered. The Company recognizes revenue for hosting or software-as-a-service ("SaaS") arrangements as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In hosting arrangements, the Company considers the rights provided to the customer (e.g. whether the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and the feasibility of the customer to operate or contract with another vendor to operate the software) in determining whether the arrangement includes the sale of a software license. In hosting arrangements where software licenses are sold, license revenue is generally recognized according to whether perpetual or term licenses are sold, when all other revenue recognition criteria are satisfied.
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
The Company recognizes revenue from certain fixed-price contracts, such as consulting arrangements, as work progresses over the contract period on a proportional performance basis, as determined by the percentage of labor costs incurred to date compared to the total estimated labor costs of a contract. The Company recognizes revenue on fixed-price contracts for design and build projects (to design, develop and construct software and systems) using the percentage-of-completion method. The Company uses the cost-to-cost method to measure progress toward completion as determined by the percentage of cost incurred to date compared to the total estimated costs of the project. Estimates of total project costs for fixed-price contracts are regularly reassessed during the life of a contract. Provisions for estimated losses on fixed-priced contracts are recognized in the period when such losses become known. If reasonable and reliable cost estimates for a project cannot be made, the Company uses the completed contract method and recognizes revenue and costs upon service completion.
The Company generally recognizes outsourcing services revenue in the period when the service is provided and the amount earned is not contingent on the occurrence of any future event. The Company recognizes revenue using an objective measure of output for unit-priced contracts. Revenue for fixed-price outsourcing contracts with periodic billings is recognized

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements

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
The Company recognizes costs associated with outsourcing contracts as incurred, unless such costs are considered direct and incremental to the startup phase of the contract, in which case the Company defers these costs during the startup phase and subsequently amortizes such costs over the period that outsourcing services are provided, once those services commence. The Company amortizes deferred contract costs on a straight-line basis over the remaining term of the contract unless facts and circumstances of the contract indicate a shorter period is more appropriate. Based on actual and projected contract financial performance indicators, the Company analyzes the recoverability of deferred contract costs using the undiscounted estimated cash flows of the contract over its remaining term. If such undiscounted cash flows are insufficient to recover the carrying amount of deferred contract costs and long-lived assets directly associated with the contract, the deferred contract costs are first impaired. If a cash flow deficiency remains after reducing the carrying amount of the deferred contract costs to zero, the Company evaluates any remaining long-lived assets related to that contract for impairment.
Shipping and Handling
The Company includes costs related to shipping and handling in Cost of products.
Stock-Based Compensation
Stock-based compensation expense is based on the measurement date fair value of the award and is recognized only for those awards expected to meet the service and performance vesting conditions on a straight-line basis over the requisite service period of the award. Stock-based compensation expense is determined at the aggregate grant level for service-based awards and at the individual vesting tranche level for awards with performance and/or market conditions. The forfeiture rate is estimated based on historical experience.
Prior to November 1, 2015, the Company's employees participated in former Parent's stock-based compensation plans. Stock-based compensation expense has been allocated to the Company based on the awards and terms previously granted to the Company's employees as well as an allocation of former Parent's corporate and shared functional employee expenses.
Retirement and Post-Retirement Plans
The Company sponsors defined benefit pension plans worldwide, of which the most significant are in the United Kingdom. There are three pension plans in the UK which are all closed to new entrants, but under which, members continue to earn benefit accruals. All of these plans provide benefits based on final pay and years of service and generally require contributions from members. These plans are accounted for as single employer benefit plans. The net benefit plan obligations and the related benefit plan expense of these plans have been recorded in the Company's Consolidated and Combined Financial Statements for fiscal 2016.
Prior to October 31, 2015 and with the exception of certain defined benefit pension plans, of which the Company was the sole sponsor, certain of Hewlett Packard Enterprise eligible employees, retirees and other former employees participated in certain U.S. and international defined benefit pension plans and other post-employment plans offered by former Parent. These plans, which included participants that were both Company employees and other employees of former Parent ("Shared" plans), were accounted for as multiemployer benefit plans and the related net benefit plan obligations were not included in the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements

Company's historical Combined Balance Sheets through July 31, 2015. The related benefit plan expenses were allocated to the Company based on the Company's labor costs and allocations of corporate and other shared functional personnel.
Certain benefit plans in the Company's operations only included active, retired and other former Company employees ("Direct" plans) and were accounted for as single employer benefit plans. Accordingly, the net benefit plan obligations and the related benefit plan expense of those plans have been recorded in the Company's Consolidated and Combined Financial Statements for all periods presented. The most significant of these Direct plans are located in the United Kingdom, Germany, Canada, and the United States.
In connection with the Separation, during the three months ended October 31, 2015, former Parent transferred to the Company plan assets and liabilities related to newly-created single employer plans, primarily associated with Hewlett Packard Enterprise eligible employees, retirees and other former employees.
The Company generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the average remaining estimated service life or, in the case of closed plans, life expectancy of participants. In some cases, actuarial gains and losses are amortized using the corridor approach. See Note 4, "Retirement and Post-Retirement Benefit Plans", for a full description of these plans and the accounting and funding policies.
Advertising
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Advertising expense totaled approximately $340 million in fiscal 2016, $224 million in fiscal 2015 and $220 million in fiscal 2014.
Restructuring
The Company records charges associated with former Parent-approved restructuring plans to reorganize one or more of the Company's business segments, to remove duplicative headcount and infrastructure associated with business acquisitions or to simplify business processes and accelerate innovation. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. The Company records restructuring charges based on estimated employee terminations and site closure and consolidation plans. The Company accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements.
Taxes on Earnings
For fiscal 2015 and prior, current income tax liabilities related to entities which filed jointly with former Parent are assumed to be immediately settled with former Parent and are relieved through the former Parent company investment account and the Net transfers to former Parent in the Consolidated and Combined Statements of Cash Flows. Income tax expense and other income tax-related information contained in these Consolidated and Combined Financial Statements are presented on a separate return basis, as if the Company filed its own tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company were a separate taxpayer and a standalone enterprise for the periods presented. As of November 1, 2015, Hewlett Packard Enterprise Company was formally separated from former Parent; as such, any current income tax liabilities generated by the Company will be settled by the Company and no longer included with tax filings of former Parent.
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
The Company records accruals for uncertain tax positions when the Company believes that it is not more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company makes adjustments to these accruals when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of adjustments for uncertain tax positions, effects of potential settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities, as well as any related interest and penalties.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements

Accounts Receivable
The Company establishes an allowance for doubtful accounts for accounts receivable. The Company records a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. If there are additional changes in circumstances related to the specific customer, the Company further adjusts estimates of the recoverability of receivables. The Company maintains bad debt reserves for all other customers based on a variety of factors, including the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, the financial condition of customers, the length of time receivables are past due, trends in the weighted-average risk rating for the portfolio, macroeconomic conditions, information derived from competitive benchmarking, significant one-time events, and historical experience. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable.
The Company participated in former Parent's third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers through July 31, 2015. From and after August 1, 2015, all of the Company's transactions are under its own third-party revolving short-term financing arrangements. These financing arrangements, which in certain cases provide for partial recourse, result in the transfer of the Company's trade receivables to a third party. The Company reflects amounts transferred to, but not yet collected from, the third party in Accounts receivable in the Consolidated Balance Sheets. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Balance Sheets.
Concentrations of Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, receivables from trade customers and contract manufacturers, financing receivables and derivatives.
Prior to October 31, 2015, the Company participated in cash management, funding arrangements and risk management programs managed by former Parent. After October 31, 2015, in connection with the Separation, the Company maintains cash and cash equivalents, investments, derivatives, and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographic regions, and the Company's policy is designed to limit exposure from any particular institution. As part of its risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not sustained material credit losses from instruments held at these financial institutions. The Company utilizes derivative contracts to protect against the effects of foreign currency and interest rate exposures. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.
Credit risk with respect to accounts receivable and financing receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of the financial condition of its customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of October 31, 2016 and 2015, no single customer accounted for more than 10% of the Company's gross accounts receivable balance.
The Company utilizes outsourced manufacturers around the world to manufacture company-designed products. The Company may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 83% and 80% of the Company's manufacturer receivables of $382 million and $414 million at October 31, 2016 and 2015, respectively. The Company includes the manufacturer receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. The Company's credit risk associated with these receivables is mitigated wholly or in part by the amount the Company owes to these outsourced manufacturers, as the Company generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. The Company does not reflect the sale of these components in revenue and does not recognize any profit on these component sales until the related products are sold by the Company, at which time any profit is recognized as a reduction to cost of sales. The Company obtains a significant number of components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of the Company's relationship with a single source supplier, or any unilateral modification to the contractual terms under which the Company is supplied components by a single source supplier could adversely affect the Company's revenue and gross margins.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements

Inventory
The Company values inventory at the lower of cost or market. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess or obsolescence determined primarily by future demand forecasts.
Property, Plant and Equipment
The Company states property, plant and equipment at cost less accumulated depreciation. The Company capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation expense is recognized on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives are five to 40 years for buildings and improvements and three to 15 years for machinery and equipment. The Company depreciates leasehold improvements over the life of the lease or the asset, whichever is shorter. The Company depreciates equipment held for lease over the initial term of the lease to the equipment's estimated residual value. The estimated useful lives of assets used solely to support a customer services contract generally do not exceed the term of the customer contract. On retirement or disposition, the asset cost and related accumulated depreciation are removed from the Consolidated Balance Sheets with any gain or loss recognized in the Consolidated and Combined Statements of Earnings.
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
Business Combinations
The Company includes the results of operations of acquired businesses in the Company's consolidated and combined results prospectively from the date of acquisition. The Company allocates the fair value of purchase consideration to the assets acquired including in-process research and development ("IPR&D"), liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, the Company will record a charge for the value of the related intangible asset to the Company's Consolidated and Combined Statement of Earnings in the period it is abandoned. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and the Company and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.
Goodwill
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company performs a quantitative test for all of its reporting units as part of its annual goodwill impairment test in the fourth quarter of each fiscal year.
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2016, the Company's reporting units are consistent with the reportable segments identified in Note 2, "Segment Information". In the first step of the impairment test, the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements

Company compares the fair value of each reporting unit to its carrying amount. The Company estimates the fair value of its reporting units using a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows. The Company prepares cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, the Company estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. The Company weights the fair value derived from the market approach depending on the level of comparability of these publicly traded companies to the reporting unit. When market comparables are not meaningful or not available, the Company estimates the fair value of a reporting unit using only the income approach. For the Software and Enterprise Services ("ES") reporting units, the Company primarily utilized their respective spin-off and merger transaction values to estimate fair value.
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
Equity Method Investments
Investments and ownership interests are accounted for under equity method accounting if the Company has the ability to exercise significant influence, but does not have a controlling financial interest. The Company records its interest in the net earnings of its equity method investees, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Consolidated and Combined Statements of Earnings. Profits or losses related to intra-entity sales with its equity method investees are eliminated until realized by the investor or investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. The Company records its interest in the net earnings of its equity method investments based on the most recently available financial statements of the investees.
The carrying amount of the investment in equity interests is adjusted to reflect the Company's interest in net earnings, dividends received and other-than-temporary impairments. The Company reviews for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated and Combined Statement of Earnings.
Debt and Marketable Equity Securities Investments
Debt and marketable equity securities are generally considered available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses for available-for-sale securities are calculated based on the specific identification method and included in Interest and other, net in the Consolidated and Combined Statements of Earnings. The Company monitors its investment portfolio for potential impairment on a quarterly basis. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements

impairment charge to Interest and other, net in the amount of the credit loss and the balance, if any, is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets.
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
Loss Contingencies
The Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a liability for contingencies when it believes it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. See Note 17, "Litigation and Contingencies", for a full description of the Company's loss contingencies and related accounting policies.
Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for income taxes. The amendments require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Under current GAAP, current and deferred income taxes for intra-entity asset transfers are not recognized until the asset has been sold to an outside party. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Consolidated and Combined Financial Statements.
In August 2016, the FASB amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company is required to adopt the guidance in the first quarter of fiscal 2019. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the timing and the impact of these amendments on its Consolidated and Combined Financial Statements.
In June 2016, the FASB amended the existing accounting standards for the measurement of credit losses. The amendments require an entity to estimate its lifetime expected credit loss for most financial instruments, including trade and lease receivables, and record an allowance for the portion of the amortized cost the entity does not expect to collect. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The Company is required to adopt the guidance in the first quarter of fiscal 2021. Early adoption is permitted beginning in fiscal 2020. The Company is currently evaluating the timing and the impact of these amendments on its Consolidated and Combined Financial Statements.
In March 2016, the FASB amended the existing accounting standards for employee share-based payment arrangements. The amendments require all excess tax benefits and tax deficiencies associated with share-based payments to be recognized as income tax expense or income tax benefit, respectively, rather than as additional paid-in capital. The amendments also increase the amount an employer can withhold in order to cover income taxes on awards, allows companies to recognize forfeitures of awards as they occur, and requires companies to present excess tax benefits from stock-based compensation as an operating activity in the statement of cash flows rather than as a financing activity. The Company is required to adopt the guidance in the first quarter of fiscal 2018. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the impact of these amendments on its Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements

In February 2016, the FASB amended the existing accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use ("ROU") asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For finance leases, lease expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, lease expense will generally be recognized on a straight-line basis over the lease term. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company is required to adopt the guidance in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Consolidated and Combined Financial Statements.
In November 2015, the FASB amended the existing accounting standards for income taxes. The amendments require companies to report their deferred tax liabilities and deferred tax assets each as a single non-current item on their classified balance sheets. The Company elected to adopt the amendments in the first quarter of fiscal 2016 and applied them retrospectively to all periods presented, as permitted by the standard. The adoption of the amendments had no impact to its net earnings or cash flows from operations for any period presented.
The following table presents the Consolidated Balance Sheet under the historical accounting method for deferred taxes and as adjusted to reflect the adoption of the amendments:

	October 31, 2015
	Historical Accounting Method	Effect of Adoption	As Adjusted
	In millions
Other current assets	$7,677	$(1,209)	$6,468
Long-term financing receivables and other assets	$11,020	$(145)	$10,875
Taxes on earnings	$(634)	$158	$(476)
Other liabilities	$(10,098)	$1,196	$(8,902)
In September 2015, the FASB amended the existing accounting standards to simplify the accounting for measurement period adjustments to provisional amounts recognized in a business combination. The amendments require all such adjustments to be recognized in the period they are determined. Adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item, either on the face of the income statement or within the footnotes. The Company elected to early adopt the amendments in the first quarter of fiscal 2016, as permitted by the standard. The adoption of the amendments did not have a material impact on the Company's Consolidated and Combined Financial Statements. See Footnote 9, "Acquisitions and Divestitures", for additional information on measurement period adjustments recognized during the fiscal year ended October 31, 2016.
In May 2015, the FASB amended the existing accounting standards for fair value measurements. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share as a practical expedient. The Company elected to adopt the amendments in the first quarter of fiscal 2016 and applied them retrospectively to all periods presented, as required by the standard. The adoption of the amendments had no impact to its net earnings or cash flows from operations for any period presented.
In April 2015, the FASB amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. The amendments also eliminate the practice of accounting for software licenses as executory contracts which may result in more software assets being capitalized. The Company is required to adopt the guidance in the first quarter of fiscal 2017; however early adoption is permitted, as is retrospective application. The adoption of these amendments is not expected to have a material impact on the Company's Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements

In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented on the classified balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by these amendments. The Company is required to adopt the guidance in the first quarter of fiscal 2017. Early adoption is permitted. The amendments should be applied retrospectively with the adjusted balance sheet of each individual period presented, in order to reflect the period-specific effects of applying the new guidance. The adoption of these amendments is not expected to have a material impact on the Company's Consolidated and Combined Financial Statements.
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update for a one year deferral of the effective date, with an option of applying the standard on the original effective date, which for the Company is the first quarter of fiscal 2018. In accordance with this deferral, the Company is required to adopt these amendments in the first quarter of fiscal 2019. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently assessing the impact of these amendments and the transition alternatives on its Consolidated and Combined Financial Statements. The Company plans to adopt the new revenue standard in the first quarter of fiscal 2019, beginning November 1, 2018.
Note 2: Segment Information
Hewlett Packard Enterprise's operations are organized into five segments for financial reporting purposes: the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, Financial Services ("FS") and Corporate Investments. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), Meg Whitman, uses to evaluate, view and run business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by the Company's CODM to evaluate segment results.
A summary description of each segment follows.
The Enterprise Group provides servers, storage, networking, and technology services that, when combined with Hewlett Packard Enterprise's cloud solutions, enable customers to manage applications across virtual private cloud, private cloud and traditional IT environments. Described below are Hewlett Packard Enterprise's business units and capabilities within EG.

•
Servers offers both Industry Standard Servers ("ISS") as well as Mission-Critical Servers ("MCS") to address the full array of the Company's customers' computing needs. ISS provides a range of products, from entry level servers through premium HPE ProLiant servers, which run primarily on Windows, Linux and virtualization platforms from software providers including Microsoft Corporation ("Microsoft") and VMware, Inc. ("VMware") and open sourced software from other major vendors while leveraging x86 processors from Intel Corporation ("Intel") and Advanced Micro Devices ("AMD"). For the most mission-critical workloads, HPE delivers Integrity servers based on the Intel® Itanium® processor, HPE Integrity NonStop solutions and mission critical x86 ProLiant servers.

•
Storage offers Converged Storage solutions and traditional storage. Converged Storage solutions include 3PAR StoreServ, StoreOnce, all-flash arrays, Software Defined and StoreVirtual products. Traditional storage includes tape, storage networking and legacy external disk products such as MSA, EVA and XP.

•
Networking offers wireless local area network equipment, mobility and security software, switches, routers, and network management products that span data centers, campus and branch environments and deliver software defined networking and unified communications capabilities.

•
Technology Services provides support services and technology consulting to assist customers as they transform their business and IT. These services are available in the form of service contracts, pre-packaged offerings (HPE Care Pack services) or on a customized basis.

        Enterprise Services provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains within traditional and Strategic Enterprise Service ("SES") offerings which includes analytics and data management, security and cloud services. Described below are the business units and capabilities within ES.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

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
        Software provides big data analytics and applications, enterprise security, application testing and delivery management and IT operations management solutions for businesses and other enterprises of all sizes. These software offerings include licenses, support, professional services, and software-as-a-service ("SaaS").
        Financial Services provides flexible investment solutions, such as leasing, financing, IT consumption, and utility programs and asset management services, for customers to enable the creation of unique technology deployment models and acquire complete IT solutions, including hardware, software and services from Hewlett Packard Enterprise and others. Providing flexible services and capabilities that support the entire IT life cycle, FS partners with customers globally to help build investment strategies that enhance their business agility and support their business transformation. FS offers a wide selection of investment solution capabilities for large enterprise customers and channel partners, along with an array of financial options to SMBs and educational and governmental entities.
        Corporate Investments includes Hewlett Packard Labs and certain cloud-related business incubation projects, among others.
Segment Policy
Hewlett Packard Enterprise derives the results of its business segments directly from its internal management reporting system. The accounting policies that Hewlett Packard Enterprise uses to derive segment results are substantially the same as those the consolidated company uses. The CODM measures the performance of each segment based on several metrics, including earnings from operations. The CODM uses these results, in part, to evaluate the performance of, and to allocate resources to each of the segments.
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
Hewlett Packard Enterprise periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement by the Hewlett Packard Enterprise legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by Hewlett Packard Enterprise and its business segments. As disclosed in Note 6, "Taxes on Earnings", Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $3.7 billion and $5.0 billion during fiscal 2016 and 2015 respectively. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years. The impact of these intercompany arrangements is eliminated from both Hewlett Packard Enterprise's consolidated and segment revenues.
Financing interest in the Consolidated and Combined Statements of Earnings reflects interest expense on borrowing- and funding-related activity associated with FS and its subsidiaries, and debt issued by Hewlett Packard Enterprise for which a portion of the proceeds benefited FS. Prior to October 9, 2015, such financing interest expense resulted from debt issued by former Parent.
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses which it manages at the corporate level. These unallocated costs include certain corporate governance costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition and other related charges, separation costs, defined benefit plan settlement charges, impairment of data center assets and gains on the divestitures of H3C and MphasiS.
Segment Organizational Changes
Effective at the beginning of the first quarter of fiscal 2016, the Company implemented organizational changes to align its segment financial reporting more closely with its current business structure. These organizational changes resulted in: (i) within

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

the Enterprise Group segment, the consolidation of the Industry Standard Servers and Business Critical Systems business units into the newly formed Servers business unit; and (ii) the transfer of certain cloud-related marketing headcount activities from the Corporate Investment segment to the Enterprise Group segment.
The Company reflected these changes to its segment information retrospectively to the earliest period presented, which resulted in: (i) the consolidation of net revenue from the Industry Standard Servers and Business Critical Systems business units into the Servers business unit within the Enterprise Group segment; and (ii) the transfer of operating expenses from the Corporate Investment segment to the Enterprise Group segment. These changes had no impact on Hewlett Packard Enterprise's previously reported combined and consolidated net revenue, earnings from operations, net earnings or net earnings per share.
In May 2016, Tsinghua Holdings’ subsidiary, Unisplendour Corporation, purchased 51% of a new business named H3C Technologies ("H3C"), comprising Hewlett Packard Enterprise’s former H3C Technologies and China-based servers, storage and technology services businesses, which were previously reported within the EG segment. In the third quarter of fiscal 2016, the Company completed the sale of its assets and liabilities that were identified as part of the H3C transaction. The Company retained a 49% interest in the new company, which it recorded as an equity method investment. See Note 9, "Acquisitions and Divestitures" and Note 20, "Equity Method Investments" for additional information.
In the third quarter of fiscal 2016, the Company signed a definitive agreement with The Blackstone Group to sell its equity stake in MphasiS Limited ("MphasiS" or “MphasiS disposal group”). The financial results of MphasiS were previously reported within the ES segment. In the fourth quarter of fiscal 2016, the Company completed the sale of its entire equity stake in MphasiS and divested all of the assets and liabilities identified as a part of this transaction. See Note 9, "Acquisitions and Divestitures" for additional information.
Segment Operating Results

	Enterprise Group	Enterprise Services	Software	Financial Services	Corporate Investments	Total
	In millions
2016
Net revenue	$26,017	$18,094	$2,912	$3,097	$3	$50,123
Intersegment net revenue and other	1,202	778	283	93	—	2,356
Total segment net revenue	$27,219	$18,872	$3,195	$3,190	$3	$52,479
Earnings (loss) from operations	$3,459	$1,457	$749	$336	$(348)	$5,653
2015
Net revenue	$26,668	$19,010	$3,308	$3,114	$7	$52,107
Intersegment net revenue and other	1,239	796	314	102	—	2,451
Total segment net revenue	$27,907	$19,806	$3,622	$3,216	$7	$54,558
Earnings (loss) from operations	$3,862	$1,019	$788	$349	$(423)	$5,595
2014
Net revenue	$26,812	$21,297	$3,609	$3,401	$4	$55,123
Intersegment net revenue and other	915	1,101	324	97	—	2,437
Total segment net revenue	$27,727	$22,398	$3,933	$3,498	$4	$57,560
Earnings (loss) from operations	$3,909	$818	$871	$389	$(245)	$5,742

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The reconciliation of segment operating results to Hewlett Packard Enterprise consolidated and combined results was as follows:

	For the fiscal years ended October 31,
	2016	2015	2014
	In millions
Net Revenue:
Total segments	$52,479	$54,558	$57,560
Elimination of intersegment net revenue and other	(2,356)	(2,451)	(2,437)
Total Hewlett Packard Enterprise consolidated and combined net revenue	$50,123	$52,107	$55,123
Earnings before taxes:
Total segment earnings from operations	$5,653	$5,595	$5,742
Corporate and unallocated costs and eliminations	(598)	(454)	(592)
Stock-based compensation expense	(558)	(565)	(427)
Amortization of intangible assets	(755)	(852)	(906)
Restructuring charges	(1,236)	(954)	(1,471)
Acquisition and other related charges	(178)	(89)	(11)
Separation costs	(598)	(797)	—
Defined benefit plan settlement charges	—	(225)	—
Impairment of data center assets	—	(136)	—
Gain on H3C and MphasiS divestitures	2,420	—	—
Interest and other, net	(312)	(51)	(91)
Tax indemnification adjustments	317	—	—
Loss from equity interests	(76)	(2)	—
Total Hewlett Packard Enterprise consolidated and combined earnings before taxes	$4,079	$1,470	$2,244
Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to Hewlett Packard Enterprise consolidated assets were as follows:

	As of October 31,
	2016	2015
	In millions
Enterprise Group	$26,163	$27,987
Enterprise Services	9,563	11,581
Software	9,425	9,996
Financial Services	13,594	13,163
Corporate Investments	161	83
Corporate and unallocated assets	20,773	17,106
Total Hewlett Packard Enterprise consolidated assets(1)	$79,679	$79,916
_______________________________________________________________________________

(1)
The Company elected to adopt the amendments prescribed by ASU 2015-17 related to deferred tax assets and liabilities in the first quarter of fiscal 2016 and applied them retrospectively, as required by the standard. The total assets by segment and total Hewlett Packard Enterprise consolidated assets for fiscal 2015 were restated accordingly.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

•Assets allocated to the EG segment in fiscal 2016 decreased as compared to fiscal 2015 due primarily to the divestiture of 51% of the Company's former H3C Technologies and China-based servers, storage and technology services businesses.
•Assets allocated to the ES segment in fiscal 2016 decreased as compared to fiscal 2015 due primarily to the divestiture of the MphasiS business, the ongoing amortization of intangible assets and a decrease in prepaid expenses.
•Assets allocated to the Software segment in fiscal 2016 decreased as compared to fiscal 2015 due primarily to the divestiture of the TippingPoint business and the ongoing amortization of intangible assets.
•Assets allocated to the FS segment in fiscal 2016 increased as compared to fiscal 2015 due primarily to an increase in equipment leases to customers, recorded as operating and capital leases.
•Assets allocated to the Corporate Investments segment in fiscal 2016 increased as compared to fiscal 2015 due primarily to the acquisition of equity method investments.
•Assets allocated to Corporate and unallocated assets in fiscal 2016 increased as compared to fiscal 2015 due primarily to an increase in cash and cash equivalents, tax indemnification receivables as a result of the Separation and Distribution Agreement with HP Inc., and deferred tax assets.
Major Customers
No single customer represented 10% or more of Hewlett Packard Enterprise's total net revenue in any fiscal year presented.
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2016, 2015 and 2014, other than the U.S. and the United Kingdom, no country represented more than 10% of Hewlett Packard Enterprise's net revenue.
Net revenue by country in which Hewlett Packard Enterprise operates was as follows:

	For the fiscal years ended October 31,
	2016	2015	2014
	In millions
U.S.	$19,581	$20,063	$20,833
United Kingdom	5,074	5,379	5,661
Other countries	25,468	26,665	28,629
Total net revenue	$50,123	$52,107	$55,123
Net property, plant and equipment by country in which Hewlett Packard Enterprise operates was as follows:

	As of October 31,
	2016	2015
	In millions
U.S.	$4,768	$4,851
United Kingdom	912	955
Other countries	3,956	4,080
Total net property, plant and equipment	$9,636	$9,886

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Net revenue by segment and business unit was as follows:

	For the fiscal years ended October 31,
	2016	2015	2014
	In millions
Servers	$14,019	$14,219	$13,401
Technology Services	7,160	7,662	8,383
Storage	3,065	3,180	3,315
Networking	2,975	2,846	2,628
Enterprise Group	27,219	27,907	27,727
Infrastructure Technology Outsourcing	11,425	12,107	14,038
Application and Business Services	7,447	7,699	8,360
Enterprise Services	18,872	19,806	22,398
Software	3,195	3,622	3,933
Financial Services	3,190	3,216	3,498
Corporate Investments	3	7	4
Total segment net revenue	52,479	54,558	57,560
Eliminations of intersegment net revenue and other	(2,356)	(2,451)	(2,437)
Total net revenue	$50,123	$52,107	$55,123
Note 3: Restructuring
Summary of Restructuring Plans
Restructuring charges of $1.2 billion and $1.0 billion were recorded by the Company during fiscal 2016 and 2015, respectively, based on restructuring activities impacting the Company's employees and infrastructure. Restructuring charges of $1.5 billion were recorded by the Company during fiscal 2014 based on restructuring activities impacting the Company's employees and infrastructure, as well as an allocation of restructuring charges related to former Parent's corporate and shared functional employees and infrastructure of $131 million. Restructuring activities related to the Company's employees and infrastructure (“Direct Restructuring”), summarized by plan, are presented in the table below:

	Fiscal 2015 Plan		Fiscal 2012 Plan		Other Plans
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Employee Severance	Infrastructure and other	Total
Liability as of October 31, 2013	$—	$—	$712	$37	$9	$120	$878
Charges	—	—	1,092	253	—	(5)	1,340
Cash payments	—	—	(978)	(198)	(1)	(62)	(1,239)
Non-cash items	—	—	(89)	(1)	—	—	(90)
Liability as of October 31, 2014	—	—	737	91	8	53	889
Charges	351	1	542	73	(4)	(9)	954
Cash payments	—	(1)	(884)	(116)	—	(20)	(1,021)
Non-cash items	—	—	(74)	(3)	(3)	—	(80)
Liability as of October 31, 2015	351	—	321	45	1	24	742
Charges	932	217	88	1	—	(2)	1,236
Cash payments	(615)	(132)	(263)	(22)	—	(11)	(1,043)
Non-cash items	(39)	(50)	(7)	(1)	—	(1)	(98)
Liability as of October 31, 2016	$629	$35	$139	$23	$1	$10	$837
Total costs incurred to date as of October 31, 2016	$1,283	$218	$3,980	$546	$1,997	$1,127	$9,151
Total expected costs to be incurred as of October 31, 2016	$2,158	$451	$3,980	$546	$1,997	$1,127	$10,259
The current restructuring liability reported in Accrued restructuring in the Consolidated and Combined Financial Statements for fiscal 2016, 2015 and 2014 was $671 million, $628 million and $711 million, respectively. The non-current restructuring liability reported in Other liabilities in the Consolidated and Combined Financial Statements for fiscal 2016, 2015 and 2014 was $166 million, $114 million and $178 million, respectively.
Fiscal 2015 Restructuring Plan
On September 14, 2015, former Parent's Board of Directors approved a restructuring plan (the "2015 Plan") in connection with the Separation, which will be implemented through fiscal 2018. As of October 31, 2016, the Company expects up to approximately 30,000 employees to exit the Company by the end of 2018. The changes to the workforce will vary by country, based on local legal requirements and consultations with employee work councils and other employee representatives, as appropriate. As of October 31, 2016, the Company estimates that it will incur aggregate pre-tax charges of approximately $2.6 billion through fiscal 2018 in connection with the 2015 Plan, of which approximately $2.2 billion relates to workforce reductions and approximately $400 million primarily relates to real estate consolidation.
On May 24, 2016, the Company announced plans for a tax-free spin-off and merger of its Enterprise Services business with Computer Sciences Corporation ("CSC"). The completion of the transaction will result in lower costs being incurred by the Company in connection with the 2015 Plan, the extent of which will depend on a number of factors including the exact closing date.
Fiscal 2012 Restructuring Plan
On May 23, 2012, former Parent adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of October 31, 2015, the Company had eliminated 42,100 positions in connection with the 2012 Plan, with a portion of those employees exiting the Company as part of voluntary enhanced early retirement ("EER") programs in the U.S. and in certain other countries. As of October 31, 2016, the plan is substantially complete, with no further positions being eliminated. During fiscal 2016, the

Company recorded severance charges of $88 million and infrastructure charges of $1 million, respectively, as a result of a change in the estimate of expected cash payouts. The Company recognized $4.5 billion in total aggregate charges in connection with the 2012 Plan, with approximately $4.0 billion related to workforce reductions, including the EER programs, and $546 million related to infrastructure, including data center and real estate consolidation and other items. The severance- and infrastructure-related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.
Other Plans
As of October 31, 2016, restructuring plans initiated by former Parent in fiscal 2008 and 2010 are substantially complete. Severance- and infrastructure-related cash payments associated with these plans are expected to be paid out through fiscal 2019.
Note 4: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
The Company sponsors defined benefit pension plans worldwide, the most significant of which are in the UK. There are three pension plans in the UK which are all closed to new entrants, but under which, members continue to earn benefit accruals. Two of these plans provide pension benefits to employees predominately within the Enterprise Services segment, the remaining plan provides pension benefits to employees within the remaining HPE segments. All of these plans provide benefits based on final pay and years of service and generally require contributions from members. These plans are accounted for as single employer benefit plans. The net benefit plan obligations and the related benefit plan expense for these plans have been recorded in the Company's Consolidated and Combined Financial Statements for fiscal 2016.
Prior to October 31, 2015, and with the exception of certain defined benefit pension plans of which the Company was the sole sponsor, certain Hewlett Packard Enterprise eligible employees, retirees and other former employees participated in certain U.S. and international defined benefit pension plans offered by former Parent. These plans, which included participants of both Company employees and employees of former Parent, were accounted for as multiemployer benefit plans and the related net benefit plan obligations were not included in the Company's Combined and Consolidated Balance Sheets through July 31, 2015. The related benefit plan expense was allocated to the Company based on the Company's labor costs and allocations of corporate and other shared functional personnel. Former Parent contributions to these Shared plans were $518 million in fiscal 2015 and $277 million in fiscal 2014.
In connection with the Separation, during the three months ended October 31, 2015, former Parent transferred plan assets and liabilities primarily associated with Hewlett Packard Enterprise eligible employees, retirees and other former employees to the Company. As a result, in the fourth quarter of fiscal 2015, plan assets of $11.7 billion, a benefit obligation of $11.9 billion and an accumulated other comprehensive loss of $2.6 billion, primarily related to non-U.S. defined benefit pension plans, were assumed and recorded by the Company. The net benefit plan obligations transferred were remeasured on the date of transfer resulting in an additional loss of $553 million recognized in Accumulated other comprehensive loss for the three months ended October 31, 2015.
Post-Retirement Benefit Plans
The Company sponsors retiree health and welfare benefit plans, the most significant of which is in the U.S. Generally, employees hired before August 2008 are eligible for employer credits under the Hewlett Packard Enterprise Retirement Medical Savings Account Plan (“RMSA”) upon attaining age 45. Employer credits to the RMSA available after September 2008 are provided in the form of matching credits on employee contributions made to a voluntary employee beneficiary association. Upon retirement, employees may use these employer credits for the reimbursement of certain eligible medical expenses.
Prior to July 31, 2015, former Parent sponsored retiree health and welfare benefit plans, the most significant of which were in the U.S. All of these plans were accounted for as multiemployer benefit plans. The Company recognized post-retirement benefit credits of $28 million in fiscal 2015 and $18 million in fiscal 2014 in the Combined and Consolidated Statements of Earnings.
In connection with the Separation, during the three months ended October 31, 2015, the former Parent transferred a benefit obligation of $150 million, plan assets of $40 million and accumulated other comprehensive income of $10 million, primarily associated with Hewlett Packard Enterprise eligible employees, retirees and other former employees to the Company.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Defined Contribution Plans
The Company offers various defined contribution plans for U.S. and non-U.S. employees. Prior to the Separation, former Parent offered various defined contribution plans for U.S. and non-U.S. employees. The Company's defined contribution expense was approximately $438 million in fiscal 2016, $450 million in fiscal 2015 and $480 million in fiscal 2014. Prior to the Separation, U.S. employees were automatically enrolled in the Hewlett-Packard Company 401(k) Plan ("HP 401(k) Plan") when they met eligibility requirements, unless they declined participation. The quarterly employer matching contributions in the HP 401(k) Plan were 100% of an employee's contributions, up to a maximum of 4% of eligible compensation. Effective November 1, 2015, the Company's active employees became eligible to participate in the newly created Hewlett Packard Enterprise Company 401(k) Plan. Effective January 1, 2017, the annual employer matching contributions in the updated HPE 401(k) Plan will be 50% of an employee's contributions, up to a maximum of 6% of eligible compensation. Prior to the amendment, the quarterly employer matching contributions in the HPE 401(k) Plan were 100% of an employee’s contributions, up to a maximum of 4% of eligible compensation.
Pension Benefit Expense
The Company's total net pension benefit cost recognized in the Consolidated and Combined Statements of Earnings was $140 million in fiscal 2016, $341 million in fiscal 2015 and $142 million in fiscal 2014. The amounts for fiscal 2015 and fiscal 2014 include $201 million and $6 million, respectively, of related benefit plan expenses that were allocated to the Company by former Parent for multiemployer pension plans.
In January 2015, former Parent offered certain terminated vested participants of the U.S. HP Pension Plan (a Shared plan) a one-time voluntary window during which they could elect to receive their pension benefit as a lump sum payment. As a result, the former Parent pension plan trust made lump sum payments to eligible participants who elected to receive their pension benefit under this lump sum program. The defined benefit plan settlement charges of $225 million recorded in the Combined and Consolidated Statement of Earnings for the year ended October 31, 2015 primarily include settlement expenses and additional net periodic benefit costs resulting from this lump sum program incurred by former Parent, which was determined to be directly attributable to the Company, and the impact of the remeasurement of the related U.S. defined benefit plans.
The Company's net pension and post-retirement benefit costs that were directly attributable to the eligible employees, retirees and other former employees of Hewlett Packard Enterprise and recognized in the Consolidated and Combined Statements of Earnings for fiscal 2016, 2015 and 2014 are presented in the table below. In addition, the table includes costs related to the plans transferred from former Parent in the fourth quarter of fiscal 2015.

	For the fiscal years ended October 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$—	$—	$—	$254	$121	$74	$3	$—	$—
Interest cost	—	16	15	549	337	283	6	1	—
Expected return on plan assets	—	—	—	(983)	(570)	(364)	(2)	—	—
Amortization and deferrals:
Actuarial loss	—	2	2	311	218	82	(3)	—	—
Prior service benefit	—	—	—	(24)	(6)	(2)	—	(1)	—
Net periodic benefit cost	—	18	17	107	100	73	4	—	—
Curtailment gain	—	—	—	(5)	—	(1)	—	—	—
Settlement loss	—	—	—	9	4	8	—	—	—
Special termination benefits	—	—	—	25	18	39	—	—	—
Net benefit cost	$—	$18	$17	$136	$122	$119	$4	$—	$—

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The weighted-average assumptions used to calculate net pension benefit cost for Direct plans in fiscal 2016, 2015 and 2014 and for costs related to the plans transferred from former Parent in the fourth quarter of fiscal 2015 were as follows:

	For the fiscal years ended October 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate	3.8%	4.4%	4.8%	3.0%	3.0%	4.2%	4.6%	4.7%	—
Expected increase in compensation levels	2.0%	—	—	2.5%	2.4%	2.8%	—	—	—
Expected long-term return on plan assets	—	—	—	6.2%	6.9%	7.8%	4.0%	—	—
Prior to October 31, 2016, the Company estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curves used to measure the benefit obligation. Beginning in fiscal 2017, the Company will change its method used to estimate the service and interest cost components of net periodic benefit cost for defined benefit plans that use the yield curve approach, which represent substantially all of defined benefit plans. The Company has elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company will make this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. The Company will account for this change as a change in estimate that is inseparable from a change in accounting principle and will account for it prospectively beginning in fiscal 2017.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Funded Status
The funded status of the plans was as follows:

	As of October 31,
	2016	2015	2016	2015	2016	2015
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$—	$—	$16,624	$5,098	$40	$—
Transfer from former Parent(1)	—	—	—	11,667	—	40
Acquisition/divestiture/addition/deletion of plans(2)	—	—	138	(4)	—	—
Actual return on plan assets	—	—	2,104	512	1	—
Employer contributions	—	21	328	132	3	1
Participant contributions	—	—	41	7	6	—
Benefits paid	—	(21)	(518)	(273)	(3)	(1)
Settlement	—	—	(33)	(8)	—	—
Currency impact	—	—	(2,022)	(507)	—	—
Fair value—end of year	—	—	16,662	16,624	47	40
Change in benefit obligation:
Projected benefit obligation—beginning of year	7	370	19,439	7,335	139	—
Merged into former Parent's Shared plan(3)	—	(365)	—	—	—	—
Transfer from former Parent(1)	—	7	—	12,262	—	150
Acquisition/divestiture/addition/deletion of plans(2)	—	—	(20)	(3)	—	—
Service cost	—	—	254	121	3	—
Interest cost	—	16	549	337	6	1
Participant contributions	—	—	41	7	6	—
Actuarial loss (gain)	—	—	3,018	409	6	(10)
Benefits paid	—	(21)	(518)	(273)	(3)	(1)
Plan amendments	—	—	1	(82)	—	—
Curtailment	—	—	(18)	—	—	—
Settlement	—	—	(33)	(8)	—	—
Special termination benefits	—	—	25	18	—	—
Currency impact	—	—	(2,374)	(684)	1	(1)
Projected benefit obligation—end of year	7	7	20,364	19,439	158	139
Funded status at end of year	$(7)	$(7)	$(3,702)	$(2,815)	$(111)	$(99)
Accumulated benefit obligation	$7	$7	$19,829	$18,706	$—	$—
_______________________________________________________________________________

(1)	In fiscal 2015, in connection with the Separation, former Parent transferred plan assets and liabilities from former Parent's shared plans to established Company plans.

(2)	Primarily attributable to a business divestiture of outsourcing services in Germany and a Netherlands plan data review that transferred HPI retirees to HPE.

(3)	In October 2015, the Company transferred three unfunded non-qualified U.S. defined benefit plans to HPI.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The weighted-average assumptions used to calculate the projected benefit obligations were as follows:

	For the fiscal years ended October 31,
	2016	2015	2016	2015	2016	2015
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	3.2%	3.8%	2.0%	3.0%	4.2%	4.6%
Expected increase in compensation levels	2.0%	2.0%	2.4%	2.5%	—	—
The net amounts recognized for defined benefit and post-retirement benefit plans in the Company's Consolidated Balance Sheets were as follows:

	As of October 31,
	2016	2015	2016	2015	2016	2015
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Noncurrent assets	$—	$—	$378	$495	$—	$—
Current liabilities	(2)	(2)	(43)	(38)	(3)	(3)
Noncurrent liabilities	(5)	(5)	(4,037)	(3,272)	(108)	(96)
Funded status at end of year	$(7)	$(7)	$(3,702)	$(2,815)	$(111)	$(99)
The following table summarizes the pre-tax net actuarial loss and prior service benefit recognized in Accumulated other comprehensive loss for the defined benefit plans:

	As of October 31, 2016
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$—	$5,800	$(9)
Prior service benefit	—	(184)	—
Total recognized in accumulated other comprehensive loss	$—	$5,616	$(9)
The following table summarizes the net actuarial loss and prior service benefit for plans that are expected to be amortized from Accumulated other comprehensive loss and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	As of October 31, 2016
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$—	$446	$(3)
Prior service benefit	—	(24)	—
Total expected to be recognized in net periodic benefit cost (credit)	$—	$422	$(3)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2016	2015	2016	2015
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$—	$10,508	$8,510
Aggregate projected benefit obligation	$7	$7	$14,587	$11,820
Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2016	2015	2016	2015
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$—	$10,171	$8,449
Aggregate accumulated benefit obligation	$7	$7	$13,765	$11,195

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Fair Value of Plan Assets
The Company pays the U.S. defined benefit plan obligations when they come due since these plans are unfunded. The table below sets forth the fair value of non-U.S defined benefit plan assets by asset category within the fair value hierarchy as of October 31, 2016 and 2015.

	As of October 31, 2016				As of October 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$706	$34	$—	$740	$772	$65	—	$837
Non-U.S.	1,022	227	84	1,333	1,910	408	68	2,386
Debt securities
Corporate	—	2,558	—	2,558	—	2,646	—	2,646
Government(1)	—	805	—	805	—	843	—	843
Alternative investments
Private Equity(2)	—	4	68	72	—	1	68	69
Hybrids(3)	—	458	—	458	—	2,576	—	2,576
Hybrids at NAV(4)				2,851				343
Hedge Funds(5)	—	148	87	235	11	73	236	320
Common Contractual Funds at NAV(6)
Equities at NAV				3,125				2,821
Fixed Income at NAV				948				993
Emerging Markets at NAV				955				844
Alternative investments at NAV				367				297
Real Estate Funds	215	269	307	791	447	33	571	1,051
Insurance Group Annuity Contracts	—	38	63	101	—	48	69	117
Cash and Cash Equivalents(7)	1,061	—	—	1,061	372	—	—	372
Other(8)	71	69	122	262	61	13	35	109
Total	$3,075	$4,610	$731	$16,662	$3,573	$6,706	$1,047	$16,624
_______________________________________________________________________________

(1)	Includes debt issued by national, state and local governments and agencies.

(2)	Includes limited partnerships such as equity, buyout, venture capital, real estate, and other similar funds that invest in the U.S. and internationally where foreign currencies are hedged.

(3)
Includes a fund that invests in both private and public equities primarily in the U.S. and the United Kingdom, as well as emerging markets across all sectors. The fund also holds fixed income and derivative instruments to hedge interest rate and inflation risk. In addition, the fund includes units in transferable securities, collective investment schemes, money market funds, cash, and deposits.

(4)	Includes pooled funds that invest:

a.
in government bonds and derivative instruments such as interest rate swaps, future contracts and repurchase agreements with the objective to provide nominal and/or inflation-linked returns ($2,478 million and $0 million at October 31, 2016 and 2015, respectively);

b.
in various worldwide equity index funds with the objective to provide returns that are consistent with the FTSE All World Developed Index ($373 million and $343 million at October 31, 2016 and 2015, respectively).

While the funds are not publicly traded, the custodian strikes a net asset value at least monthly. There are no redemption restrictions or future commitments on these investments.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

(5)
Includes limited partnerships that invest both long and short primarily in common stocks and credit, relative value, event driven equity, distressed debt and macro strategies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks and bonds, and from a net long position to a net short position.

(6)
HP Invest Common Contractual Fund (CCF) is an investment arrangement in which institutional investors pool their assets.  Units may be acquired in six different sub-funds focused on equities, fixed income, alternative investments, and emerging markets.  Each sub-fund is invested in accordance with the fund’s investment objective and units are issued in relation to each sub-fund.  While the sub-funds are not publicly traded, the custodian strikes a net asset value either once or twice a month, depending on the sub-fund. There are no redemption restrictions or future commitments on these investments.

(7)	Includes cash and cash equivalents such as short-term marketable securities.

(8)	Includes international insured contracts, derivative instruments and unsettled transactions.
Post-retirement benefit plan assets of $47 million and $40 million as of October 31, 2016 and 2015, respectively, were invested in publicly traded registered investment entities and were classified within Level 1 of the fair value hierarchy.
Changes in fair value measurements of Level 3 investments for the non-U.S. defined benefit plans were as follows:

	Fiscal year ended October 31, 2016
		Alternative Investments
	Equity Securities Non-U.S.	Private Equity	Hedge Funds	Real Estate Funds	Insurance Group Annuities	Other	Total
	In millions
Balance at beginning of year	$68	$68	$236	$571	$69	$35	$1,047
Actual return on plan assets:
Relating to assets held at the reporting date	16	(1)	(35)	(96)	(2)	(1)	(119)
Relating to assets sold during the period	—	4	—	—	(3)	—	1
Purchases, sales, and settlements	—	(3)	(11)	2	(3)	82	67
Transfers in and/or out of Level 3	—	—	(103)	(170)	2	6	(265)
Balance at end of year	$84	$68	$87	$307	$63	$122	$731

	Fiscal year ended October 31, 2015
		Alternative Investments
	Equity Securities Non-U.S.	Private Equity	Hedge Funds	Real Estate Funds	Insurance Group Annuities	Other	Total
	In millions
Balance at beginning of year	$—	$28	$—	$336	$5	$—	$369
Transfer from former Parent(1)	81	19	192	23	58	34	407
Actual return on plan assets:
Relating to assets held at the reporting date	(13)	(1)	7	23	4	1	21
Relating to assets sold during the period	—	5	—	—	—	—	5
Purchases, sales, and settlements	—	10	36	15	—	—	61
Transfers in and/or out of Level 3	—	7	1	174	2	—	184
Balance at end of year	$68	$68	$236	$571	$69	$35	$1,047

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

______________________________________________________________________________

(1)	In connection with the Separation, former Parent transferred plan assets from former Parent's shared plans to established Company plans.
During the period ended October 31, 2016, the Company adopted the amendment to the existing accounting standards for fair value measurements issued by the FASB in May 2015, and elected to apply it on a retrospective basis. This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share as a practical expedient. See Note 1, "Overview and Basis of Presentation", for more details.
The following is a description of the valuation methodologies used to measure plan assets at fair value.
Investments in publicly traded equity securities are valued using the closing price on the measurement date as reported on the stock exchange on which the individual securities are traded. For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions. For corporate and government debt securities traded on active exchanges, fair value is based on observable quoted prices. The valuation of alternative investments, such as limited partnerships and joint ventures, may require significant management judgment. For alternative investments, valuation is based on fair value as reported by the asset manager and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by management, including, but not limited to, the timeliness of fair value as reported by the asset manager and changes in general economic and market conditions subsequent to the last fair value reported by the asset manager. Depending on the amount of management judgment, the lack of near-term liquidity, and the absence of quoted market prices, these assets are classified in Level 2 or Level 3 of the fair value hierarchy.
Further, depending on how quickly the Company can redeem its hedge fund investments, and the extent of any adjustments to fair value, hedge funds are classified in either Level 2 or Level 3 of the fair value hierarchy. The valuation for some of these assets requires judgment due to the absence of quoted market prices, and these assets are generally classified in either Level 2 or Level 3 of the fair value hierarchy. Cash and cash equivalents includes money market funds, which are valued based on cost, which approximates fair value. Other assets, including insurance group annuity contracts, were classified in the fair value hierarchy based on the lowest level input (e.g., quoted prices and observable inputs) that is significant to the fair value measure in its entirety.
Plan Asset Allocations
The weighted-average target and actual asset allocations across the benefit plans at the respective measurement dates for the non-U.S. defined benefit plans and post-retirement benefit plan were as follows:

	Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
		Plan Assets			Plan Assets
Asset Category	2016 Target Allocation	2016	2015	2016 Target Allocation	2016	2015
Public equity securities		38.3%	43.4%		—	—
Private/other equity securities		22.5%	19.8%		—	—
Real estate and other		6.3%	7.0%		—	—
Equity-related investments	64.7%	67.1%	70.2%	—	—	—
Debt securities	34.5%	26.5%	27.6%	90.0%	90.2%	97.2%
Cash and cash equivalents	0.8%	6.4%	2.2%	10.0%	9.8%	2.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Investment Policy
The Company's investment strategy is to seek a competitive rate of return relative to an appropriate level of risk depending on the funded status of each plan and the timing of expected benefit payments. The majority of the plans' investment managers employ active investment management strategies with the goal of outperforming the broad markets in which they invest. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

toward asset allocation targets. A number of the plans' investment managers are authorized to utilize derivatives for investment or liability exposures, and the Company may utilize derivatives to effect asset allocation changes or to hedge certain investment or liability exposures.
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
Future Contributions and Funding Policy
In fiscal 2017, the Company expects to contribute approximately $348 million to its non-U.S. pension plans. In addition, the Company expects to contribute approximately $2 million to cover benefit payments to U.S. non-qualified plan participants. The Company expects to pay approximately $3 million to cover benefit claims for its post-retirement benefit plans. These amounts do not include pension funding the Company is obligated to make related to the spin-off and merger of the Enterprise Services business with CSC. The Company's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
In connection with the Company’s plan for a tax-free spin-off and merger of its Enterprise Services business with CSC, there will be a transfer of unfunded pension liabilities for certain pension plans to the Company’s Enterprise Services business. As of October 31, 2016, the transfer is targeted to be completed on or around April 1, 2017. The approximate net pension liability to be transferred is pursuant to the transaction agreements, wherein the Company is obligated to fund the transferred net pension liability in excess of $570 million. The Company currently estimates the total funding amount to be in the range of $2.0 billion to $3.0 billion. While the exact amount will not be known until the transaction completion date, in December 2016 the Company made initial funding payments of $1.9 billion.
Estimated Future Benefits Payments
As of October 31, 2016, estimated future benefits payments for the Company's retirement plans were as follows:

Fiscal year	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2017	$2	$527	$4
2018	—	505	5
2019	1	542	6
2020	—	579	7
2021	1	608	8
Next five fiscal years to October 31, 2026	2	3,515	54
The table above includes benefit payments from pension plans transferring to CSC as part of the spin-off and merger of the Company's Enterprise Services business with CSC.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Note 5: Stock-Based Compensation
Prior to the Separation, certain of the Company's employees participated in stock-based compensation plans sponsored by former Parent. Former Parent's stock-based compensation plans included incentive compensation plans ("former Parent's Plan") and an employee stock purchase plan ("former Parent's ESPP"). All awards granted under the plans were based on former Parent's common shares and, as such, the award activity is not reflected in the Company's Consolidated and Combined Financial Statements. For the fiscal years ended October 31, 2015 and 2014, stock-based compensation expense includes expense attributable to the Company based on the awards and terms previously granted under the incentive compensation plan to the Company's employees and an allocation of former Parent's corporate and shared functional employee expenses. Accordingly, the amounts presented for fiscal 2015 and 2014 are not necessarily indicative of future awards and do not necessarily reflect the results that the Company would have experienced as an independent, publicly-traded company. The share and per share data for fiscal 2015 and 2014 presented in this note has not been adjusted to reflect the impact of the Separation.
In conjunction with the Separation, the Company adopted the Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (the "Plan") and the Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (the “ESPP”). The Plan and the ESPP became effective November 1, 2015. The total number of shares of the Company’s common stock authorized under the Plan and the ESPP was 260 million and 80 million, respectively. The Plan provides for the grant of various types of awards including restricted stock awards, stock options, and performance-based awards.
In connection with the Separation and in accordance with the Employee Matters Agreement between HP Inc. and the Company, the Company's employees with outstanding former Parent stock-based awards received replacement stock-based awards under the Plan at Separation. The value of the replacement stock-based awards was designed to generally preserve the intrinsic value of the replaced awards immediately prior to the Separation. The incremental expense incurred by the Company was not material. Also in conjunction with the Separation, the Company granted one-time retention stock awards to certain executives, with a total grant date fair value of approximately $137 million. These awards vest over three years from the grant date.
Stock-Based Compensation Expense and Related Income Tax Benefits
Stock-based compensation expense and the resulting tax benefits recognized by the Company were as follows:

	Fiscal years ended October 31,
	2016	2015	2014
	In millions
Stock-based compensation expense	$597	$565	$427
Income tax benefit	(181)	(165)	(141)
Stock-based compensation expense, net of tax	$416	$400	$286
In May 2016, in connection with the announcement of the spin-off and merger of the Company's Enterprise Services business with CSC, the Company modified its stock-based compensation program such that certain unvested equity awards outstanding on May 24, 2016 will vest upon the earlier of: (i) the termination of an employee’s employment with HPE as a direct result of an announced sale, divestiture or spin-off of a subsidiary, division or other business; (ii) the termination of an employee’s employment by HPE without cause; or (iii) June 1, 2018. This modification also includes changes to the performance and market conditions of certain performance-based awards. As a result, for the year ended October 31, 2016, stock-based compensation expense in the table above includes pre-tax expense of $31 million, which has been recorded within Separation costs in the Consolidated and Combined Statements of Earnings. Additionally, for the year ended October 31, 2016, stock-based compensation expense in the table above includes pre-tax expense of $8 million related to workforce reductions, which has been recorded within Restructuring charges in the Consolidated and Combined Statements of Earnings.
In connection with the Separation, former Parent's Board of Directors approved amendments to certain outstanding long-term incentive awards on July 29, 2015. The amendments provided for the accelerated vesting on September 17, 2015 of certain stock-based awards that were otherwise scheduled to vest between September 18, 2015 and December 31, 2015. The incremental pre-tax stock-based compensation expense due to the acceleration was approximately $61 million in fiscal 2015.
Stock-based compensation expense includes an allocation of former Parent's corporate and shared functional employee expenses of $151 million and $113 million in fiscal 2015 and 2014, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Cash received from option exercises and purchases under the Company's ESPP was $119 million in fiscal 2016. The benefit realized for the tax deduction from option exercises in fiscal 2016 was $21 million. Cash received from option exercises and purchases by Company employees under former Parent's ESPP was $165 million in fiscal 2015 and $154 million in fiscal 2014. The benefit realized for the tax deduction from option exercises in fiscal 2015 and 2014 was $45 million and $42 million, respectively.
Restricted Stock Awards
Restricted stock awards are unvested stock awards that may include grants of restricted stock or restricted stock units. Restricted stock awards and cash-settled awards are generally subject to forfeiture if employment terminates prior to the lapse of the restrictions. Such awards generally vest one to three years from the date of grant. During the vesting period, ownership of the restricted stock cannot be transferred. Restricted stock has the same dividend and voting rights as common stock and is considered to be issued and outstanding upon grant. The dividends paid on restricted stock are non-forfeitable. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying restricted stock units are not considered issued and outstanding upon grant. The fair value of the restricted stock awards is the close price of the Company's common stock on the grant date of the award. The Company expenses the fair value of restricted stock awards ratably over the period during which the restrictions lapse.
For fiscal 2016, the activity summarized in the table below is related to restricted stock held by Company employees under the Plan. For fiscal 2015 and 2014, the activity summarized in the table below is related to restricted stock held by Company employees under former Parent's Plans.

	Fiscal years ended October 31,
	2016		2015		2014
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	—	$—	24,496	$24	18,170	$20
Converted from former Parent's plan	42,012	$15	—	$—	—	$—
Granted and assumed through acquisition(1)	32,752	$15	19,601	$35	15,820	$28
Vested	(12,747)	$15	(21,860)	$26	(7,893)	$24
Forfeited	(4,696)	$15	(1,819)	$30	(1,601)	$22
Employee transition(2)	—	$—	3,982	$33	—	$—
Outstanding at end of year	57,321	$15	24,400	$32	24,496	$24
________________________________________________________________________

(1)	Includes a one-time restricted stock unit retention grant of approximately 5 million shares in fiscal 2016.

(2)	The Employee transition amounts consist of restricted stock award activity for employees transitioning between the Company and former Parent.
In fiscal 2015, approximately 8 million shares of restricted stock units were assumed through acquisition with a weighted-average grant date fair value of $33 per share.
The total grant date fair value of restricted stock awards vested for Company employees in fiscal 2016, 2015 and 2014 was $130 million, $451 million and $128 million, respectively, net of taxes. As of October 31, 2016, there was $463 million of unrecognized pre-tax stock-based compensation expense related to unvested restricted stock awards, which the Company expects to recognize over the remaining weighted-average vesting period of 1.2 years.
Stock Options

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

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
The Company and former Parent utilize the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. The Company and former Parent estimate the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model, as these awards contain market conditions. The weighted-average fair value and the assumptions used to measure fair value were as follows:

	Fiscal years ended October 31,
	2016	2015	2014
Weighted-average fair value(1)	$4	$8	$7
Expected volatility(2)	31.1%	26.8%	33.1%
Risk-free interest rate(3)	1.7%	1.7%	1.8%
Expected dividend yield(4)	1.5%	1.8%	2.1%
Expected term in years(5)	5.4	5.9	5.7
_______________________________________________________________________________

(1)
For fiscal 2016, the weighted-average fair value was based on stock options granted under the Plan during the period. For fiscal 2015 and 2014, the weighted-average fair value was based on stock options granted under former Parent's Plan during the respective periods.

(2)
For options granted in fiscal 2016, expected volatility was estimated using the average historical volatility of selected peer companies. For options granted in fiscal 2015, expected volatility was estimated using the implied volatility derived from options traded on former Parent's common stock. For options granted in fiscal 2014, expected volatility for options subject to service-based vesting was estimated using the implied volatility derived from options traded on former Parent's common stock, whereas for performance-contingent options, expected volatility was estimated using the historical volatility of former Parent's common stock.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the option.

(5)
For options granted in fiscal 2016 subject to service-based vesting, the expected term was estimated using the simplified method detailed in SEC Staff Accounting Bulletin No. 110. For options granted in fiscal 2015 and 2014 subject to service-based vesting, the expected term was estimated using historical exercise and post-vesting termination patterns. For performance-contingent options, the expected term represents an output from the lattice model.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

For fiscal 2016, the activity summarized in the table below is related to stock options held by Company employees under the Plan. For fiscal 2015 and 2014, the activity summarized in the table below is related to stock options held by Company employees under former Parent's Plan.

	Fiscal years ended October 31,
	2016				2015				2014
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	—	$—			24,472	$27			37,433	$26
Converted from former Parent's plan	42,579	$15			—	$—			—	$—
Granted and assumed through acquisitions(1)	25,390	$15			3,147	$37			4,255	$28
Exercised	(7,845)	$11			(5,716)	$18			(5,533)	$18
Forfeited/cancelled/expired	(2,626)	$20			(7,116)	$40			(11,683)	$37
Employee transition(2)	—	$—			11,391	$26			—	$—
Outstanding at end of year	57,498	$15	5.4	$437	26,178	$26	5.2	$115	24,472	$27	4.2	$272
Vested and expected to vest at end of year	55,716	$15	5.3	$425	25,309	$26	5.2	$115	23,152	$27	4.0	$252
Exercisable at end of year	26,204	$13	3.8	$241	18,767	$23	4.7	$109	14,174	$31	2.5	$119
_______________________________________________________________________________

(1)	Includes one-time stock option retention grant of approximately 16 million shares in fiscal 2016.

(2)	Employee transition amounts consist of option activity for employees transitioning between the Company and former Parent.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that Company employee option holders would have realized had all option holders exercised their options on the last trading day of fiscal 2016, 2015 and 2014. For fiscal 2016, the aggregate intrinsic value is the difference between the Company's closing common stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. For fiscal 2015 and 2014, the aggregate intrinsic value is the difference between former Parent's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in fiscal 2016, 2015 and 2014 was $62 million, $94 million and $78 million, respectively. The total grant date fair value of options granted which vested in fiscal 2016, 2015 and 2014 was $18 million, $38 million and $46 million, respectively, net of taxes.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The following table summarizes significant ranges of outstanding and exercisable stock options:

	As of October 31, 2016
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	In thousands	In years		In thousands
$0-$9.99	7,321	3.7	$8	8,905	$8
$10-$19.99	39,881	5.7	$15	13,289	$14
$20-$29.99	10,296	5.2	$21	4,010	$22
	57,498	5.4	$15	26,204	$13
As of October 31, 2016, there was $58 million of unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 1.8 years.
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
Prior to the Separation, former Parent sponsored the ESPP, pursuant to which eligible employees could contribute up to 10% of their eligible compensation, subject to certain income limits, to purchase shares of former Parent's common stock. Pursuant to the terms of the ESPP, employees purchased stock under the ESPP at a price equal to 95% of former Parent's closing stock price on the purchase date. No stock-based compensation expense was recorded in connection with those purchases because the criteria of a non-compensatory plan were met.
Note 6: Taxes on Earnings
Prior to the Separation, Hewlett Packard Enterprise's operating results were included in former Parent's various consolidated U.S. federal and state income tax returns, as well as non-U.S. tax filings. For the purposes of the Company's Consolidated and Combined Financial Statements for periods prior to the Separation, income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis separate from former Parent. The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for fiscal 2015 and prior.
Provision for Taxes
The domestic and foreign components of earnings before taxes were as follows:

	For the fiscal years ended October 31,
	2016	2015	2014
	In millions
U.S.	$(368)	$192	$878
Non-U.S.	4,447	1,278	1,366
	$4,079	$1,470	$2,244

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The provision for (benefit from) taxes on earnings were as follows:

	For the fiscal years ended October 31,
	2016	2015	2014
	In millions
U.S. federal taxes:
Current	$1,133	$1,647	$481
Deferred	(1,162)	(3,508)	(460)
Non-U.S. taxes:
Current	1,085	492	375
Deferred	35	527	197
State taxes:
Current	72	47	45
Deferred	(245)	(196)	(42)
	$918	$(991)	$596
The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate were as follows:

	For the fiscal years ended October 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.4)%	14.1%	2.4%
Lower rates in other jurisdictions, net	(26.8)%	(53.6)%	(9.6)%
Valuation allowance	(5.8)%	(75.7)%	3.2%
Uncertain tax positions	23.7%	5.8%	(0.7)%
Other, net	(3.2)%	7.0%	(3.7)%
	22.5%	(67.4)%	26.6%
The jurisdictions with favorable tax rates that had the most significant impact on the Company's effective tax rate in the periods presented include Puerto Rico, China and Singapore. The Company plans to reinvest earnings of these jurisdictions indefinitely outside the U.S., and therefore has not provided for U.S. taxes on those indefinitely reinvested earnings.
In fiscal 2016, the Company recorded $249 million of net income tax charges related to items unique to the year. These amounts primarily included $714 million of income tax charges related to pre-Separation tax matters, of which $647 million is related to the effect of the potential settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities, and $169 million of income tax charges resulting from a gain on H3C divestiture, the effects of which were partially offset by $270 million of income tax benefits on Acquisition and other related charges, and Separation costs, $212 million of income tax benefits on restructuring charges, and $124 million of income tax benefits resulting from a gain on MphasiS divestiture.
In fiscal 2015, the Company recorded $1.6 billion of net income tax benefits related to items unique to the year. These amounts primarily included $1.8 billion of income tax benefits due to the release of valuation allowances pertaining to certain U.S. deferred tax assets, $447 million of income tax benefits related to restructuring and Separation-related costs, and $131 million of income tax benefits related to uncertain tax positions, the effects of which were partially offset by $486 million of tax charges to record valuation allowances on certain foreign deferred tax assets and $217 million of income tax charges related to state tax impacts of the separation of deferred taxes under the Separate Return Method.
In fiscal 2014, the Company recorded $113 million of net income tax benefits related to items unique to the year. These amounts included $66 million of income tax benefits related to provision to return adjustments and $35 million of income tax benefits related to state rate changes.
As a result of certain employment actions and capital investments the Company has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

through 2024. The gross income tax benefits attributable to these actions and investments were estimated to be $401 million ($0.23 diluted net EPS) in fiscal 2016, $260 million ($0.14 diluted net EPS) in fiscal 2015 and $546 million ($0.30 diluted net EPS) in fiscal 2014. For comparative purposes, the number of shares used to compute the diluted net EPS as of October 31, 2015 is used for calculation of diluted net EPS as of October 31, 2014. Refer Note 16, "Net Earnings Per Share" for details on shares used to compute diluted net EPS.
A reconciliation of unrecognized tax benefits is as follows:

	As of October 31,
	2016	2015	2014
	In millions
Balance at beginning of year	$4,901	$2,067	$1,925
Increases:
For current year's tax positions	1,481	1,449	273
For prior years' tax positions	863	3,591	533
Net transfers from former Parent through equity	4,540	—	—
Decreases:
For prior years' tax positions	(115)	(554)	(328)
Statute of limitations expiration	(47)	(12)	(121)
Settlements with taxing authorities	(73)	(54)	(215)
Net transfers to former Parent through equity	—	(1,586)	—
Balance at end of year	$11,550	$4,901	$2,067
Up to $3.1 billion, $0.6 billion and $1.4 billion of Hewlett Packard Enterprise's unrecognized tax benefits at October 31, 2016, 2015 and 2014, respectively, would affect the Company's effective tax rate if realized. The $6.6 billion increase in the amount of unrecognized tax benefits for the year ended October 31, 2016, is primarily related to certain pre-Separation income tax liabilities for which the Company is joint and severally liable under the Tax Matters Agreement entered in to with HP Inc. effective November 1, 2015, as well as the unrecognized tax benefits related to the timing of intercompany royalty revenue recognition, which does not affect the Company's effective tax rate.
For fiscal 2015 and prior, the unrecognized tax benefits reflected in the Company's Consolidated and Combined Financial Statements have been determined using the Separate Return Method. The $2.8 billion increase in the amount of unrecognized tax benefits for the year ended October 31, 2015, primarily relates to the timing of intercompany royalty revenue recognition, which does not affect the Company’s effective tax rate.
Hewlett Packard Enterprise recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Consolidated and Combined Statements of Earnings. The Company had accrued $423 million and $269 million for interest and penalties as of October 31, 2016 and 2015, respectively.
Hewlett Packard Enterprise engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. Hewlett Packard Enterprise does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including resolution of certain intercompany transactions, joint and several tax liabilities and other matters. Accordingly, Hewlett Packard Enterprise believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $2.5 billion within the next 12 months.
Hewlett Packard Enterprise is subject to income tax in the U.S. and approximately 110 other countries and is subject to routine corporate income tax audits in many of these jurisdictions.
Revenue Agent Reports (“RAR”) have been received from the IRS for tax years 2005 - 2009 related to the Company's U.S. Enterprise Services subsidiaries, proposing total tax deficiencies of $336 million. HPE is contesting certain of these issues. The IRS is also conducting an audit of the 2010 tax return and a limited audit of the 2011 and 2012 amended income tax returns for the Company’s U.S. Enterprise Services subsidiaries.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

With respect to major foreign tax jurisdictions, HPE is no longer subject to tax authority examinations for years prior to 2005. HPE is subject to a foreign tax audit concerning an intercompany transaction for fiscal 2009. The relevant taxing authority has proposed an assessment of approximately $743 million. HPE is contesting this proposed assessment. With respect to major state tax jurisdictions, HPE is no longer subject to tax authority examinations for years prior to 2003.
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
Hewlett Packard Enterprise is joint and severally liable for certain pre-Separation tax liabilities of HP Inc. HP Inc. is subject to numerous ongoing audits by federal, state and foreign tax authorities. The IRS is conducting an audit of former Parent’s 2009 - 2014 income tax returns. HP Inc. has received from the IRS Notices of Deficiency for its fiscal 1999 - 2000 and 2003 - 2005 tax years, and RARs for its fiscal 2001 - 2002 and 2006 - 2008 tax years.
Hewlett Packard Enterprise has not provided for U.S. federal income and foreign withholding taxes on $26.2 billion of undistributed earnings from non-U.S. operations as of October 31, 2016 because the Company intends to reinvest such earnings indefinitely outside of the U.S. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. The Company will remit non-indefinitely reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and the Company determines that it is advantageous for business operations, tax or cash management reasons.
Deferred Income Taxes
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. For the purposes of the Company's Consolidated and Combined Balance Sheets in the period prior to the Separation, deferred tax balances and tax carryforwards and credits have been recorded under the Separate Return Method. The deferred tax balances reflected in the Company's Consolidated Balance Sheets in the period prior to the Separation have been recorded on a consolidated return basis and include tax attributes allocated to the Company at the time of the Separation. The inclusion of these tax attributes resulted in tax carryforwards and credits, which generated higher deferred income tax assets for the Company in the period prior to the Separation.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31,
	2016		2015
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss and credit carryforwards	$1,859	$(26)	$1,706	$—
Unremitted earnings of foreign subsidiaries	—	(3,708)	—	(3,362)
Inventory valuation	94	(1)	97	(24)
Intercompany transactions—royalty prepayments	5,237	—	5,598	—
Intercompany transactions—excluding royalty prepayments	160	—	190	(14)
Fixed assets	128	(128)	327	(362)
Warranty	164	—	171	(2)
Employee and retiree benefits	1,655	(65)	772	(48)
Accounts receivable allowance	32	—	38	(9)
Intangible assets	53	(176)	—	(349)
Restructuring	258	—	210	—
Deferred revenue	968	(3)	1,152	(196)
Other	436	—	241	—
Gross deferred tax assets and liabilities	11,044	(4,107)	10,502	(4,366)
Valuation allowance	(2,650)	—	(2,252)	—
Net deferred tax assets and liabilities	$8,394	$(4,107)	$8,250	$(4,366)
In the first quarter of fiscal 2016, the Company adopted the amendment to the existing accounting standards for income taxes issued by the FASB in November 2015, and elected to apply it on a retrospective basis. As a result, all of the Company's deferred tax assets and liabilities are classified as non-current as of October 31, 2016 and retrospectively as of October 31, 2015. See Note 1, "Overview and Summary of Significant Accounting Policies", for more details.
Deferred tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	As of October 31,
	2016	2015
	In millions
Deferred tax assets	$4,430	$3,925
Deferred tax liabilities	(143)	(41)
Deferred tax assets net of deferred tax liabilities	$4,287	$3,884
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
As of October 31, 2016, the Hewlett Packard Enterprise had $51 million, $1.9 billion and $6.0 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in state and foreign net operating loss carryforwards will begin to expire in 2017 and amounts included in federal net operating loss carryforwards will begin to expire in 2030.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Hewlett Packard Enterprise has provided a valuation allowance of $38 million and $1.2 billion for deferred tax assets related to state and foreign net operating losses carryforwards, respectively.
As of October 31, 2016, Hewlett Packard Enterprise had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$291	$—	2021
U.S. research and development and other credits	99	—	2019
Tax credits in state and foreign jurisdictions	205	(160)	2019
Balance at end of year	$595	$(160)
Deferred Tax Asset Valuation Allowance
The deferred tax asset valuation allowance and changes were as follows:

	As of October 31,
	2016	2015	2014
	In millions
Balance at beginning of year	$2,252	$3,912	$3,194
Income tax expense	(235)	(1,155)	198
Other comprehensive income, currency translation and charges to other accounts	633	(505)	520
Balance at end of year	$2,650	$2,252	$3,912
Total valuation allowances increased by $398 million in fiscal 2016, due primarily to the valuation allowance against foreign deferred tax assets related to pension assets and liabilities, partially offset by decreases in foreign deferred tax assets for net operating losses. Total valuation allowances decreased by $1.7 billion in fiscal 2015 due primarily to the release of a valuation allowance against deferred tax assets in the U.S.
Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement with HP Inc., formerly Hewlett-Packard Company. See Note 18, "Guarantees, Indemnifications and Warranties", for a full description of the Tax Matters Agreement.
Note 7: Balance Sheet Details
Balance sheet details were as follows:
Accounts Receivable, Net

	As of October 31,
	2016	2015
	In millions
Unbilled receivable	$1,086	$1,396
Accounts receivable	5,907	7,251
Allowance for doubtful accounts	(84)	(109)
Total	$6,909	$8,538

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The allowance for doubtful accounts related to accounts receivable and changes therein were as follows:

	As of October 31,
	2016	2015	2014
	In millions
Balance at beginning of year	$109	$126	$150
Provision for doubtful accounts	52	27	50
Deductions, net of recoveries	(77)	(44)	(74)
Balance at end of year	$84	$109	$126
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The recourse obligations associated with these short-term financing arrangements as of October 31, 2016 and 2015 were not material.
The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

	As of October 31,
	2016	2015	2014
	In millions
Balance at beginning of period(1)	$68	$188	$70
Trade receivables sold	3,015	4,221	3,947
Cash receipts	(2,931)	(4,327)	(3,815)
Foreign currency and other	(7)	(14)	(14)
Balance at end of period(1)	$145	$68	$188
_______________________________________________________________________________

(1)	Beginning and ending balances represent amounts for trade receivables sold but not yet collected.
Inventory

	As of October 31,
	2016	2015
	In millions
Finished goods	$1,202	$1,518
Purchased parts and fabricated assemblies	572	680
Total	$1,774	$2,198
For the fiscal year ended October 31, 2016, the change in inventory was due primarily to the removal of approximately $200 million of inventory as a result of the divestiture of H3C and lower EG inventory to support service levels.
Other Current Assets

	As of October 31,
	2016	2015
	In millions
Value-added taxes receivable	$1,060	$1,538
Manufacturer and other receivables	1,057	1,992
Prepaid and other current assets	2,207	2,938
Total	$4,324	$6,468

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Property, Plant and Equipment

	As of October 31,
	2016	2015
	In millions
Land	$497	$514
Buildings and leasehold improvements	6,948	6,924
Machinery and equipment, including equipment held for lease	14,300	13,986
	21,745	21,424
Accumulated depreciation	(12,109)	(11,538)
Total	$9,636	$9,886
Depreciation expense was $3.0 billion, $3.1 billion and $3.2 billion in fiscal 2016, 2015 and 2014, respectively. The change in gross property, plant and equipment was due primarily to purchases of $3.4 billion, partially offset by sales and retirements of $2.8 billion, the removal of certain property, plant and equipment as result of the divestitures of H3C and MphasiS of $251 million and unfavorable currency fluctuations of $114 million. Accumulated depreciation associated with the assets sold and retired was $2.3 billion.
Long-Term Financing Receivables and Other Assets

	As of October 31,
	2016	2015
	In millions
Financing receivables, net	$3,938	$3,642
Deferred tax assets	4,430	3,925
Deferred costs - long-term	822	715
Other	4,026	2,593
Total	$13,216	$10,875
Other Accrued Liabilities

	As of October 31,
	2016	2015
	In millions
Accrued taxes - other	$1,297	$1,364
Warranty	258	276
Sales and marketing programs	858	908
Other	2,578	3,766
Total	$4,991	$6,314

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Other Liabilities

	As of October 31,
	2016	2015
	In millions
Pension, post-retirement, and post-employment liabilities	$4,230	$3,432
Deferred revenue - long-term	3,408	3,565
Deferred tax liability	143	41
Tax liability - long-term	4,057	778
Other long-term liabilities	1,184	1,086
Total	$13,022	$8,902
For the fiscal year ended October 31, 2016, the change in Other liabilities was due primarily to an increase in Tax liability - long-term. The increase was due primarily to a long-term payable to HP Inc. for certain tax liabilities for which the Company is joint and severally liable under the Tax Matters Agreement entered into with HP Inc., effective November 1, 2015.
Note 8: Financing Receivables and Operating Leases
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of October 31,
	2016	2015
	In millions
Minimum lease payments receivable	$7,293	$6,941
Unguaranteed residual value	231	217
Unearned income	(574)	(503)
Financing receivables, gross	6,950	6,655
Allowance for doubtful accounts	(89)	(95)
Financing receivables, net	6,861	6,560
Less: current portion(1)	(2,923)	(2,918)
Amounts due after one year, net(1)	$3,938	$3,642
_______________________________________________________________________________

(1)
The Company includes the current portion in Financing receivables and amounts due after one year, net in Long-term financing receivables and other assets in the accompanying Consolidated Balance Sheets.

As of October 31, 2016, scheduled maturities of the Company's minimum lease payments receivable were as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	In millions
Scheduled maturities of minimum lease payments receivable	$3,187	$1,952	$1,263	$595	$234	$62	$7,293
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease, and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits.
The credit risk profile of gross financing receivables, based on internal risk ratings, was as follows:

	As of October 31,
	2016	2015
	In millions
Risk Rating:
Low	$3,484	$3,467
Moderate	3,382	3,115
High	84	73
Total	$6,950	$6,655
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
The allowance for doubtful accounts related to financing receivables and changes therein were as follows:

	As of October 31,
	2016	2015	2014
	In millions
Balance at beginning of year	$95	$111	$131
Provision for doubtful accounts	11	25	30
Deductions, net of recoveries	(17)	(41)	(50)
Balance at end of year	$89	$95	$111

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The gross financing receivables and related allowance evaluated for loss were as follows:

	As of October 31,
	2016	2015
	In millions
Gross financing receivables collectively evaluated for loss	$6,667	$6,399
Gross financing receivables individually evaluated for loss	283	256
Total	$6,950	$6,655
Allowance for financing receivables collectively evaluated for loss	$73	$82
Allowance for financing receivables individually evaluated for loss	16	13
Total	$89	$95
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
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of October 31,
	2016	2015
	In millions
Billed:(1)
Current 1-30 days	$337	$358
Past due 31-60 days	47	52
Past due 61-90 days	12	14
Past due >90 days	59	57
Unbilled sales-type and direct-financing lease receivables	6,495	6,174
Total gross financing receivables	$6,950	$6,655
Gross financing receivables on non-accrual status(2)	$163	$154
Gross financing receivables 90 days past due and still accruing interest(2)	$120	$102
_______________________________________________________________________________

(1)	Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Operating Leases
Operating lease assets included in machinery and equipment in the Consolidated Balance Sheets were as follows:

	As of October 31,
	2016	2015
	In millions
Equipment leased to customers	$5,467	$4,428
Accumulated depreciation	(2,134)	(1,513)
	$3,333	$2,915
As of October 31, 2016, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	In millions
Minimum future rentals on non-cancelable operating leases	$1,505	$971	$460	$98	$17	$2	$3,053
Note 9: Acquisitions and Divestitures
Divestitures and Acquisitions in Fiscal 2016
Divestitures
In fiscal 2016, the Company completed five divestitures, which resulted in $3.4 billion of net proceeds, of which $25 million represents a deposit that was received in the fourth quarter of fiscal 2015. These divestitures primarily represent the sale of the Company's controlling interest in H3C and MphasiS, which are discussed further below, and the sale of the TippingPoint business, which was previously reported within the Software segment. The gains associated with the sale of the Company's controlling interest in H3C and MphasiS are included in Gain on H3C and MphasiS divestitures in the Consolidated and Combined Statements of Earnings. The gains associated with all other divestitures were included in Selling, general and administrative expense in the Consolidated and Combined Statements of Earnings.
In May 2016, the Company executed its joint partnership agreement with Tsinghua Holdings to bring together the Chinese enterprise technology assets of the Company and Tsinghua University to create a Chinese business provider of technology infrastructure. Under the definitive agreement, Tsinghua Holdings' subsidiary, Unisplendour Corporation, purchased 51% of the new business named H3C for $2.6 billion, which includes purchase consideration adjustments. H3C is comprised of the Company's former H3C Technologies and China-based server, storage and technology services businesses ("H3C disposal group"), which were previously reported within the EG segment until the time of the sale. As a result of the H3C divestiture, the Company recognized a gain of $2.2 billion. The Company's remaining China subsidiary maintains 100% ownership of its existing China-based Enterprise Services, Software and Helion Cloud businesses. The new H3C is the exclusive provider of the Company's server and storage portfolio, as well as the Company's exclusive hardware support services provider in China, customized for that market.
The results of the H3C disposal group, which represented 100% of the Company's H3C Technologies and China-based server, storage and technology services businesses, were reflected in the Company's Consolidated and Combined Financial Statements through the date of closing. The pre-tax earnings for the fiscal years ended October 31, 2016, 2015 and 2014 were $182 million, $286 million and $406 million, respectively. Subsequently, the Company's remaining 49% ownership is accounted for under the equity method of accounting, and its proportionate share of H3C’s earnings are included in Loss from equity interests in the Consolidated and Combined Statements of Earnings. See Note 20, "Equity Method Investments" for additional information.
In April 2016, the Company signed a definitive agreement with The Blackstone Group to sell the Company's equity stake in MphasiS Limited, an IT services provider headquartered in Bangalore, India, which was previously reported within the Services segment, for Indian Rupees ("INR") 430 per share. On September 1, 2016, the Company closed the MphasiS divestiture by selling its full equity stake, which was valued at $824 million at the purchase price of INR 430 per share. As a result of the MphasiS divestiture, the Company recognized a gain of $253 million.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Acquisitions
In fiscal 2016, the Company completed two acquisitions. In connection with these acquisitions, the Company recorded approximately $12 million of goodwill and $11 million of intangible assets.
The purchase price allocation for acquisitions may reflect various preliminary fair value estimates and analysis, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocation that are subject to change relate to the fair values of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and income based taxes, and residual goodwill. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined.
During the fiscal year ended October 31, 2016, $260 million of purchase price adjustments were recorded, primarily for provisional tax-related items recorded in conjunction with the acquisition of Aruba Networks, Inc. ("Aruba"), and as such impacted goodwill in the EG segment.
In August 2016, the Company entered into a definitive agreement to acquire Silicon Graphics International Corp. ("SGI"), a global leader in high-performance solutions for compute, data analytics and data management, for $7.75 per share in cash, a transaction valued at approximately $275 million, net of cash and debt, as of the date of the agreement. SGI’s results of operations will be included within the EG segment. The transaction closed on November 1, 2016.
Divestitures and Acquisitions in Prior Years
Divestitures
In fiscal 2015, the Company completed four divestitures, which resulted in $140 million of proceeds. These divestitures include the sale of its LiveVault and iManage businesses, which were previously reported within the Software segment. The gains associated with these divestitures were included in Selling, general and administrative expense in the Combined Statement of Earnings.
Acquisitions
In fiscal 2015, the Company completed five acquisitions. The purchase price allocation for these acquisitions is shown in the table below. Pro forma results of operations for these acquisitions are not presented, as these acquisitions were not material to the Company's consolidated and combined results of operations, either individually or in the aggregate. Goodwill is not deductible for tax purposes.
The following table presents the aggregate purchase price allocation, including those items that were preliminary allocations, for the Company's acquisitions for the fiscal year ended October 31, 2015:

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
In fiscal 2014, the Company completed two acquisitions with a combined purchase price of $55 million, of which $12 million was recorded as goodwill and $25 million was recorded as intangible assets.

Note 10: Goodwill and Intangible Assets
Goodwill
Goodwill and related changes in the carrying amount by reportable segment were as follows:

	Enterprise Group	Enterprise Services(1)	Software	Financial Services	Total
	In millions
Balance at October 31, 2014(2)	$16,867	$97	$8,852	$144	$25,960
Goodwill acquired during the period	1,891	—	96	—	1,987
Goodwill divested during the period(3)	—	—	(123)	—	(123)
Changes due to foreign currency	(52)	(5)	—	—	(57)
Goodwill adjustments(4)	6	—	(512)	—	(506)
Balance at October 31, 2015(2)	18,712	92	8,313	144	27,261
Goodwill acquired during the period	2	—	10	—	12
Goodwill divested during the period(5)	(3,000)	(90)	(234)	—	(3,324)
Changes due to foreign currency	(29)	(2)	—	—	(31)
Goodwill adjustments(6)	260	—	—	—	260
Balance at October 31, 2016(2)	$15,945	$—	$8,089	$144	$24,178
_______________________________________________________________________________
(1) Goodwill related to the MphasiS Limited reporting unit, which was sold in the fourth quarter of 2016.
(2) Goodwill is net of accumulated impairment losses of $13.7 billion, which were recorded prior to October 31, 2014. Of that amount, $8.0 billion relates to the Enterprise Services segment and the remaining $5.7 billion relates to the Software segment.
(3) Goodwill divested as part of the divestiture of the LiveVault and iManage businesses.
(4) In connection with the Separation, former Parent retained the marketing optimization software product group, a continuing business which had historically been managed by the Company and included in the Software segment. The adjustment reflects the impact of removing the related goodwill of $512 million, allocated on a relative fair value basis, from former Parent.
(5) Goodwill divested as part of the H3C transaction (EG), sale of TippingPoint (Software) and sale of MphasiS (ES).
(6) Primarily measurement period adjustments to provisional tax items recorded in conjunction with the Aruba acquisition.
Goodwill Impairments
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2016, the Company's reporting units were consistent with the reportable segments identified in Note 2, "Segment Information". Based on the results of the Company's annual impairment tests for fiscal 2016, 2015 and 2014, the Company determined that no impairment of goodwill existed.
Intangible Assets
Intangible assets are comprised of:

	As of October 31, 2016				As of October 31, 2015
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$1,394	$(322)	$(856)	$216	$5,109	$(3,517)	$(856)	$736
Developed and core technology and patents	4,190	(1,232)	(2,138)	820	4,218	(1,110)	(2,138)	970
Trade name and trade marks	178	(21)	(109)	48	231	(57)	(109)	65
In-process research and development	—	—	—	—	159	—	—	159
Total intangible assets	$5,762	$(1,575)	$(3,103)	$1,084	$9,717	$(4,684)	$(3,103)	$1,930

For fiscal 2016, the decrease in gross intangible assets was due primarily to $3.5 billion of intangible assets which became fully amortized and have been eliminated from gross intangible assets and accumulated amortization, and $478 million of intangible assets that have been divested ($379 million of accumulated amortization was associated with the divested assets).

The decrease was partially offset by $11 million of purchases related to acquisitions. Intangible asset amortization expense for the fiscal year ended October 31, 2016 was $755 million.
 For fiscal 2015, the decrease in gross intangible assets was due primarily to $703 million of intangible assets that became fully amortized and have been eliminated from gross intangible assets and accumulated amortization, and the impact of removing intangible assets related to the marketing optimization software product group, which was retained by former Parent. The decrease was partially offset by intangible assets and in-process research and development resulting from the Company's acquisitions, primarily the acquisition of Aruba. Intangible asset amortization expense for the fiscal years ended October 31, 2015 and 2014 was $852 million and $906 million, respectively.
In-process research and development consists of efforts that are in process on the date the Company acquires a business. Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process research and development intangible assets upon completion of the projects. If an in-process research and development project is abandoned, the Company records an expense for the value of the related intangible asset to its Consolidated and Combined Statement of Earnings in the period of abandonment. The Company reclassified in-process research and development assets acquired of $159 million to developed and core technology and patents as the projects were completed, and began amortization during fiscal 2016.
As of October 31, 2016, the weighted-average remaining useful lives of the Company's finite-lived intangible assets were as follows:

Finite-Lived Intangible Assets	Weighted-Average Remaining Useful Lives
In years
Customer contracts, customer lists and distribution agreements	5
Developed and core technology and patents	5
Trade name and trade marks	7
As of October 31, 2016, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year	In millions
2017	$339
2018	248
2019	202
2020	172
2021	55
Thereafter	68
Total	$1,084

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2016				As of October 31, 2015
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$4,085	$—	$4,085	$—	$2,473	$—	$2,473
Money market funds	6,549	—	—	6,549	4,592	—	—	4,592
Mutual funds	—	—	—	—	—	246	—	246
Equity securities in public companies	17	—	—	17	46	7	—	53
Foreign bonds	8	279	—	287	8	305	—	313
Other debt securities	—	—	35	35	—	—	40	40
Derivative Instruments:
Interest rate contracts	—	109	—	109	—	—	—	—
Foreign exchange contracts	—	660	—	660	—	816	—	816
Other derivatives	—	—	—	—	—	3	—	3
Total assets	$6,574	$5,133	$35	$11,742	$4,646	$3,850	$40	$8,536
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$6	$—	$6	$—	$55	$—	$55
Foreign exchange contracts	—	220	—	220	—	137	—	137
Other derivatives	—	2	—	2	—	—	—	—
Total liabilities	$—	$228	$—	$228	$—	$192	$—	$192
For the fiscal year ended October 31, 2016, there were no material transfers between levels within the fair value hierarchy. During the fiscal year ended October 31, 2015, the Company transferred $41 million of equity securities in public companies from Level 2 to Level 1 within the fair value hierarchy as a result of a change in the market activity of the underlying investment. The remaining transfers between levels within the fair value hierarchy were not material.
During fiscal 2016, as a result of the MphasiS transaction, certain cash equivalents and investments and derivative instruments were divested. The financial instruments divested comprised of $74 million in time deposits, $332 million in mutual funds, $37 million in foreign bonds, and $9 million in foreign currency contracts previously included within Other current assets.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Derivative Instruments: The Company uses forward contracts, interest rate and total return swaps to hedge certain foreign currency and interest rate exposures. The Company uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, the Company and counterparties' credit risk, foreign currency exchange rates, and forward and spot prices for currencies and interest rates. See Note 12, "Financial Instruments", for a further discussion of the Company's use of derivative instruments.
Other Fair Value Disclosures
Short- and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. At October 31, 2016, the estimated fair value of the Company's short-term and long-term debt was $16.3 billion and the carrying value was $16.1 billion. As of October 31, 2015, the estimated fair value of the Company's short-term and long-term debt approximated its carrying value of $15.8 billion. If measured at fair value in the Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
Other Financial Instruments: For the balance of the Company's financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Consolidated Balance Sheets, these other financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.
Non-Marketable Equity Investments and Non-Financial Assets: The Company's non-marketable equity investments and non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy. In fiscal 2015, the Company determined that it would exit certain data centers. The Company conducted an analysis of the respective asset groups to determine if the carrying value was greater than the fair value. As a result of this assessment, the Company recorded a $136 million impairment charge to Impairment of data center assets on the Consolidated and Combined Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Note 12: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of October 31, 2016				As of October 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	In millions
Cash Equivalents:
Time deposits	$4,074	$—	$—	$4,074	$2,367	$—	$—	$2,367
Money market funds	6,549	—	—	6,549	4,592	—	—	4,592
Mutual funds	—	—	—	—	173	—	—	173
Total cash equivalents	10,623	—	—	10,623	7,132	—	—	7,132
Available-for-Sale Investments:
Debt securities:
Time deposits	11	—	—	11	106	—	—	106
Foreign bonds	218	69	—	287	244	69	—	313
Other debt securities	47	—	(12)	35	53	—	(13)	40
Total debt securities	276	69	(12)	333	403	69	(13)	459
Equity securities:
Mutual funds	—	—	—	—	73	—	—	73
Equity securities in public companies	21	—	(4)	17	55	7	(9)	53
Total equity securities	21	—	(4)	17	128	7	(9)	126
Total available-for-sale investments	297	69	(16)	350	531	76	(22)	585
Total cash equivalents and available-for-sale investments	$10,920	$69	$(16)	$10,973	$7,663	$76	$(22)	$7,717
In the fourth quarter of fiscal 2016, as a result of the MphasiS transaction, $33 million of time deposits and $214 million of mutual funds previously included in cash equivalents, and $41 million of time deposits, $37 million of foreign bonds and $118 million of mutual funds previously included in available-for-sale investments were divested.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2016 and 2015, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $122 million in fiscal 2016, $54 million in fiscal 2015 and $64 million in fiscal 2014. Time deposits were primarily issued by institutions outside the U.S. as of October 31, 2016 and 2015. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
The gross unrealized loss as of October 31, 2016 and 2015 was due primarily to a decline in the fair value of a debt security of $12 million and $13 million, respectively, that has been in a continuous loss position for more than twelve months. The Company does not intend to sell this debt security, and it is not likely that the Company will be required to sell this debt security prior to the recovery of the amortized cost.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2016
	Amortized Cost	Fair Value
	In millions
Due in more than five years	$276	$333
	$276	$333
During fiscal 2016, the Company recognized a $30 million impairment charge related to a public equity investment, as the Company determined that such impairment was other-than-temporary. The Company made its determination primarily based on closing prices during the quarter of impairment and the prospect of recovery in the near term.
Equity securities in privately held companies that are accounted for as cost basis investments are included in Long-term financing receivables and other assets in the Consolidated Balance Sheets. These investments amounted to $128 million and $45 million at October 31, 2016 and 2015, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Consolidated Balance Sheet. These amounted to $2.6 billion at October 31, 2016. For additional information, see Note 20, "Equity Method Investments".
Derivative Instruments
The Company is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments, primarily forward contracts, interest rate swaps and total return swaps to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities. The Company does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. The Company may designate its derivative contracts as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, the Company categorizes those economic hedges as other derivatives. Derivative instruments directly attributable to the Company are recognized at fair value in the Consolidated Balance Sheets. The change in fair value of the derivative instruments is recognized in the Consolidated and Combined Statements of Earnings or Consolidated and Combined Statements of Comprehensive Income depending upon the type of hedge as further discussed below. The Company classifies cash flows from its derivative programs with the activities that correspond to the underlying hedged items in the Consolidated and Combined Statements of Cash Flows.
As a result of its use of derivative instruments, the Company is exposed to the risk that its counterparties will fail to meet their contractual obligations. To mitigate counterparty credit risk, the Company has a policy of only entering into derivative contracts with carefully selected major financial institutions based on their credit ratings and other factors, and the Company maintains dollar risk limits that correspond to each financial institution's credit rating and other factors. The Company's established policies and procedures for mitigating credit risk include reviewing and establishing limits for credit exposure and periodically reassessing the creditworthiness of its counterparties. Master netting agreements also mitigate credit exposure to counterparties by permitting the Company to net amounts due from the Company to a counterparty against amounts due to the Company from the same counterparty under certain conditions.
To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allows the Company to hold collateral from, or require the Company to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of the Company's derivatives with credit contingent features in a net liability position was $9 million and $35 million at October 31, 2016 and 2015, respectively, all of which were fully collateralized within two business days.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of October 31, 2016 and 2015.
Fair Value Hedges
The Company issues long-term debt in U.S. dollars based on market conditions at the time of financing. The Company may enter into fair value hedges, such as interest rate swaps, to reduce the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest rate. The swap transactions generally involve principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, the Company may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if it believes a larger proportion of fixed-rate debt would be beneficial. When investing in fixed-rate instruments, the Company may enter into interest rate swaps that convert the fixed interest payments into variable interest payments and may designate these swaps as fair value hedges.
In fiscal 2015, concurrent with the issuance of fixed-rate Senior Notes, the Company entered into interest rate swaps to reduce the exposure of $9.5 billion of aggregate principal amount of fixed-rate Senior Notes to changes in fair value resulting from changes in interest rates by achieving LIBOR-based floating interest rate. See Note 13, "Borrowings", for more information related to the issuance of Senior Notes.
For derivative instruments that are designated and qualify as fair value hedges, the Company recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Consolidated and Combined Statements of Earnings in the period of change.
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
For derivative instruments that are designated and qualify as cash flow hedges, the Company initially records changes in fair value for the effective portion of the derivative instrument in Accumulated other comprehensive loss as a separate component of equity in the Consolidated Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the effective portion of its cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item.
Net Investment Hedges
The Company uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. The Company records the effective portion of such derivative instruments together with changes in the fair value of the hedged items in Cumulative translation adjustment as a separate component of Equity in the Consolidated Balance Sheets.
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency-denominated balance sheet exposures. The Company also uses total return swaps and, to a lesser extent, interest rate swaps, based on equity or fixed income indices, to hedge its executive deferred compensation plan liability.
For derivative instruments not designated as hedging instruments, the Company recognizes changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Consolidated and Combined Statements of Earnings in the period of change.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Hedge Effectiveness
For interest rate swaps designated as fair value hedges, the Company measures hedge effectiveness by offsetting the change in fair value of the hedged items with the change in fair value of the derivative. For forward contracts designated as cash flow or net investment hedges, the Company measures hedge effectiveness by comparing the cumulative change in fair value of the hedge contract with the cumulative change in fair value of the hedged item, both of which are based on forward rates. The Company recognizes any ineffective portion of the hedge in the Consolidated and Combined Statements of Earnings in the same period in which ineffectiveness occurs. Amounts excluded from the assessment of effectiveness are recognized in the Consolidated and Combined Statements of Earnings in the period they arise.
Fair Value of Derivative Instruments in the Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Balance Sheets was as follows:

	As of October 31, 2016					As of October 31, 2015
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$9,500	$—	$109	$—	$6	$9,500	$—	$—	$—	$55
Cash flow hedges:
Foreign currency contracts	7,255	296	172	40	15	8,692	296	206	28	8
Net investment hedges:
Foreign currency contracts	1,891	53	28	23	28	1,861	114	66	7	4
Total derivatives designated as hedging instruments	18,646	349	309	63	49	20,053	410	272	35	67
Derivatives not designated as hedging instruments
Foreign currency contracts	16,496	100	11	103	11	9,283	46	88	50	40
Other derivatives	158	—	—	2	—	127	3	—	—	—
Total derivatives not designated as hedging instruments	16,654	100	11	105	11	9,410	49	88	50	40
Total derivatives	$35,300	$449	$320	$168	$60	$29,463	$459	$360	$85	$107

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of October 31, 2016 and 2015, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

	As of October 31, 2016
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$769		$769	$214	$465	(1)	$90
Derivative liabilities	$228		$228	$214	$10	(2)	$4

	As of October 31, 2015
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$819	$—	$819	$153	$631	(1)	$35
Derivative liabilities	$192	$—	$192	$153	$19	(2)	$20
_______________________________________________________________________________

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Effect of Derivative Instruments on the Consolidated and Combined Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the fiscal years ended October 31, 2016, 2015 and 2014 was as follows:

	Gains (Losses) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	2016	2015	2014	Hedged Item	Location	2016	2015	2014
		In millions					In millions
Interest rate contracts	Interest and other, net	$158	$(55)	$—	Fixed-rate debt	Interest and other, net	$(158)	$55	$—
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the fiscal years ended October 31, 2016, 2015 and 2014 was as follows:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)			Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	2016	2015	2014	Location	2016	2015	2014
	In millions				In millions
Cash flow hedges:
Foreign currency contracts	$(16)	$279	$149	Net revenue	$19	$276	$(4)
Foreign currency contracts	6	(3)	13	Cost of products	—	6	3
Foreign currency contracts	—	(2)	9	Other operating expenses	—	(4)	(9)
Foreign currency contracts	—	—	—	Gain on MphasiS divestiture	8	—	—
Foreign currency contracts	236	207	(60)	Interest and other, net	243	202	(50)
Total currency hedges	$226	$481	$111		$270	$480	$(60)
Net investment hedges:
Foreign currency contracts	$(58)	$228	$57	Interest and other, net	$—	$—	$—
As of October 31, 2016, 2015 and 2014 no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material for fiscal 2016, 2015 and 2014.
As of October 31, 2016, the Company expects to reclassify an estimated net Accumulated other comprehensive gain of approximately $40 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated and Combined Statements of Earnings for the fiscal years ended October 31, 2016, 2015 and 2014 was as follows:

	Gains (Losses) Recognized in Income on Derivatives
	Location	2016	2015	2014
		In millions
Foreign currency contracts	Interest and other, net	$(425)	$11	$169
Other derivatives	Interest and other, net	(5)	1	—
Total		$(430)	$12	$169

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Note 13: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of October 31,
	2016		2015
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt	$2,776	1.7%	$161	2.6%
FS Commercial paper	326	0.1%	39	0.2%
Notes payable to banks, lines of credit and other(1)	430	2.0%	491	2.7%
Total notes payable and short-term borrowings	$3,532		$691
_______________________________________________________________________________

(1)
Notes payable to banks, lines of credit and other includes $381 million and $374 million at October 31, 2016 and 2015, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Long-Term Debt

	As of October 31,
	2016	2015
	In millions
Hewlett Packard Enterprise Senior Notes(1)
$2,250 issued at discount to par at a price of 99.944% in October 2015 at 2.45%, due October 5, 2017, interest payable semi-annually on April 5 and October 5 of each year	$2,249	$2,249
$2,650 issued at discount to par at a price of 99.872% in October 2015 at 2.85%, due October 5, 2018, interest payable semi-annually on April 5 and October 5 of each year	2,648	2,647
$3,000 issued at discount to par at a price of 99.972% in October 2015 at 3.6%, due October 15, 2020, interest payable semi-annually on April 15 and October 15 of each year	2,999	2,999
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 15, 2022, interest payable semi-annually on April 15 and October 15 of each year	1,348	1,347
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,494	2,493
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	749
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
$350 issued at par in October 2015 at three-month USD LIBOR plus 1.74%, due October 5, 2017, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	350	350
$250 issued at par in October 2015 at three-month USD LIBOR plus 1.93%, due October 5, 2018, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	250	250
EDS Senior Notes(1)
$300 issued October 1999 at 7.45%, due October 2029	312	313
Other, including capital lease obligations, at 0.00%-7.45%, due in calendar years 2016-2022(2)	382	423
Fair value adjustment related to hedged debt	103	(55)
Less: current portion	(2,776)	(161)
Total long-term debt	$12,608	$15,103
_______________________________________________________________________________

(1)	The Company may redeem some or all of the fixed-rate Hewlett Packard Enterprise Senior Notes and the EDS Senior Notes at any time in accordance with the terms thereof.

(2)
Other, including capital lease obligations includes $181 million and $196 million as of October 31, 2016 and 2015, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

In fiscal 2016, as a result of the MphasiS transaction, $40 million of long-term debt previously included in the Other, including capital lease obligations category was divested.
Interest expense on borrowings recognized in the Consolidated and Combined Statements of Earnings was as follows:

		Fiscal years ended October 31,
Expense	Location	2016	2015	2014
		In millions
Financing interest	Financing interest	$249	$240	$277
Interest expense	Interest and other, net	328	29	45
Total interest expense		$577	$269	$322
Hewlett Packard Enterprise Senior Notes
On October 9, 2015, Hewlett Packard Enterprise completed its offering of $14.0 billion of fixed rate notes and $0.6 billion of floating rate notes, with the interest rate and maturity date described in the table above.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

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
During fiscal 2015, the Company incurred issuance costs of $54 million which are included in Other assets in the Consolidated Balance Sheets and are being amortized to interest expense over the term of the Notes. As of October 31, 2016, issuance costs included in Other assets in the Consolidated Balance Sheets amounted to $50 million.
On November 23, 2016, Hewlett Packard Enterprise launched an offer to exchange new registered notes for all of the outstanding $14.6 billion of unregistered Senior Notes. The terms of the new Notes in the exchange offer are substantially identical to the terms of the outstanding unregistered Senior Notes, except that the new Notes will be registered under the Securities Act, and certain transfer restrictions, registration rights and additional interest provisions relating to the outstanding Senior Notes do not apply to the new Notes.
As disclosed in Note 12, "Financial Instruments", the Company uses interest rate swaps to mitigate the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest rate. Concurrent with the issuance of the Senior Notes, Hewlett Packard Enterprise entered into interest rate swaps to reduce the exposure of $9.5 billion of aggregate principal amount of fixed rate Senior Notes to changes in fair value resulting from changes in interest rates by achieving LIBOR-based floating interest rate. Interest rates on long-term debt in the table above have not been adjusted to reflect the impact of any interest rate swaps.
Available Borrowing Resources
The Company had the following resources available to obtain short- or long-term financing if additional liquidity is needed:

As of October 31, 2016
In millions
Commercial paper programs	$4,174
Uncommitted lines of credit	$1,884
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Revolving Credit Facility
On November 1, 2015, the Company entered into a revolving credit facility (the "Credit Agreement"), together with the lenders named therein, JPMorgan Chase Bank, N.A. ("JPMorgan"), as co-administrative agent and administrative processing agent, and Citibank, N.A., as co-administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.0 billion. Loans under the revolving credit facility may be used for general corporate purposes. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to satisfaction of certain conditions, by up to two, one-year periods. Commitment Fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating.
Future Maturities of Long-term Debt
As of October 31, 2016, aggregate future maturities of the Company's long-term debt at face value (excluding a fair value adjustment related to hedged debt of $103 million and a net discount on debt issuance of $1 million), including capital lease obligations were as follows:

Fiscal year	In millions
2017	$2,777
2018	2,948
2019	40
2020	3,002
2021	57
Thereafter	6,458
Total	$15,282

Note 14: Related Party Transactions and Former Parent Company Investment
Prior to November 1, 2015, the Company consisted of the enterprise technology infrastructure, software, services, and financing businesses of former Parent and thus, transactions with former Parent were considered related party transactions. Following November 1, 2015, in connection with the Separation, the Company became an independent publicly-traded company. As a result, transactions with HP Inc. are no longer considered related party transactions.
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
These agreements provided the allocation between the Company and former Parent's assets, employees, liabilities, and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation. Obligations under the service and commercial contracts generally extend through five years.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Receivable from and Payable (to) former Parent

As of October 31, 2015
In millions
Receivable from former Parent(1)	$492
Payable to former Parent(2)	(343)
Net receivable from former Parent	$149
______________________________________________________________________________

(1)	The Company includes the receivable from former Parent in Other current assets in the accompanying Consolidated Balance Sheets.

(2)
The Company includes the employee compensation and benefits portion in Employee compensation and benefits, and all other accruals from former Parent in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

Purchases from former Parent
During fiscal 2015 and 2014, the Company purchased equipment from other businesses of former Parent in the amount of $1.3 billion and $1.2 billion, respectively.
Allocation of Corporate Expenses
Prior to the Separation, the Consolidated and Combined Statements of Earnings and Comprehensive Income include an allocation of general corporate expenses from former Parent for certain management and support functions which are provided on a centralized basis within former Parent. These management and support functions include, but are not limited to, executive management, finance, legal, information technology, employee benefits administration, treasury, risk management, procurement, and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount, or other relevant measures. These allocations were $3.6 billion and $4.2 billion in fiscal 2015 and 2014, respectively.
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
Former Parent Company Investment
Former Parent company investment in the Consolidated Balance Sheets represents former Parent's historical investment in the Company, the net effect of transactions with and allocations from former Parent and the Company's accumulated earnings.
In connection with the Separation, the Company entered into a Tax Matters Agreement with former Parent, which resulted in the indemnification of certain pre-Separation tax liabilities. During the fiscal year ended October 31, 2016, Separation-related adjustments totaling $1.2 billion were recorded in stockholders' equity. Separation-related adjustments to equity primarily reflected the impact of the income tax indemnification and the transfer of certain deferred tax assets and liabilities between former Parent and the Company. See Note 18, "Guarantees, Indemnifications and Warranties", for a full description of the Tax Matters Agreement.
As of November 1, 2015, in connection with the Separation and distribution, former Parent's investment in the Company's business was re-designated as stockholders' equity and allocated between common stock and additional paid-in capital based on the number of shares of the Company's common stock outstanding at the distribution date.
Net Transfers from former Parent
Net transfers from former Parent are included within former Parent company investment in the Consolidated Balance Sheets. Former Parent historically used a centralized approach to cash management and the financing of its operations. Prior to the Separation, transactions between the Company and former Parent were considered to be effectively settled for cash at the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

time the transaction was recorded. The net effect of these transactions is included in Net transfer from former Parent in Consolidated and Combined Statements of Cash Flows.
Note 15: Stockholders' Equity
Taxes related to Other Comprehensive Loss

	Fiscal years ended October 31,
	2016	2015	2014
	In millions
Taxes on change in net unrealized (losses) gains on available-for-sale securities:
Tax benefit (provision) on net unrealized (losses) gains arising during the period	$2	$2	$(1)
Tax benefit on losses reclassified into earnings	(2)	—	—
	—	2	(1)
Taxes on change in net unrealized (losses) gains on cash flow hedges:
Tax provision on net unrealized gains arising during the period	(14)	(69)	(32)
Tax provision on net (gains) losses reclassified into earnings	25	76	1
	11	7	(31)
Taxes on change in unrealized components of defined benefit plans:
Tax benefit on losses arising during the period	63	30	58
Tax benefit on amortization of actuarial loss and prior service benefit	(20)	(10)	(6)
Tax provision on curtailments, settlements and other	(1)	—	(3)
Tax benefit on Plans transferred from former Parent during the period	—	255	—
	42	275	49
Taxes on change in cumulative translation adjustment:
Tax on cumulative translation adjustment arising during the period	20	(73)	(27)
Tax on release of cumulative translation adjustment as a result of H3C and MphasiS divestitures	(22)	—	—
	(2)	(73)	(27)
Tax benefit (provision) on other comprehensive loss	$51	$211	$(10)
Changes and reclassifications related to Other Comprehensive Loss, net of taxes

	Fiscal years ended October 31,
	2016	2015	2014
	In millions
Other comprehensive loss, net of taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized (losses) gains arising during the period	$(2)	$(8)	$4
Losses (gains) reclassified into earnings	1	—	(1)
	(1)	(8)	3
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized gains arising during the period	212	412	79
Net (gains) losses reclassified into earnings(1)	(245)	(404)	61
	(33)	8	140
Change in unrealized components of defined benefit plans:
Losses arising during the period	(1,714)	(352)	(736)
Amortization of actuarial loss and prior service benefit(2)	264	204	76
Curtailments, settlements and other	(19)	4	15
Plans transferred from former Parent during the period	—	(2,352)	—
Merged into former Parent's Shared plan during the period	—	—	61
	(1,469)	(2,496)	(584)
Change in cumulative translation adjustment:
Cumulative translation adjustment arising during the period	(134)	(271)	(112)
Release of cumulative translation adjustment as a result of H3C and MphasiS divestitures	53	—	—
	(81)	(271)	(112)
Other comprehensive loss, net of taxes	$(1,584)	$(2,767)	$(553)
_______________________________________________________________________________

(1)	Reclassification of pre-tax (gains) losses on cash flow hedges into the Consolidated and Combined Statements of Earnings was as follows:

	2016	2015	2014
	In millions
Net revenue	$(19)	$(276)	$4
Cost of products	—	(6)	(3)
Other operating expenses	—	4	9
Gain on MphasiS divestiture	(8)	—	—
Interest and other, net	(243)	(202)	50
	$(270)	$(480)	$60

(2)	These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 4, "Retirement and Post-Retirement Benefit Plans".

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The components of accumulated other comprehensive loss, net of taxes as of October 31, 2016 and changes during fiscal 2016 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$55	$68	$(4,173)	$(965)	$(5,015)
Other comprehensive (loss) income before reclassifications	(2)	212	(1,733)	(134)	(1,657)
Reclassifications of (gains) losses into earnings	1	(245)	264	53	73
Balance at end of period	$54	$35	$(5,642)	$(1,046)	$(6,599)
Dividends
On November 11, 2015, the Board of Directors of the Company authorized a regular quarterly cash dividend for its common stock. The stockholders of HPE common stock are entitled to receive dividends when and as declared by HPE's Board of Directors. Dividends declared were $0.22 per common share in fiscal 2016.
Share Repurchase Program
On October 13, 2015, the Board of Directors of the Company announced the authorization of a $3.0 billion share repurchase program. On May 24, 2016, the Board of Directors announced the authorization of an additional $3.0 billion under the share repurchase program. The Company's share repurchase program authorizes both open market and private repurchase transactions and does not have a specific expiration date. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value.
The Company entered into two separate accelerated share repurchase agreements ("ASR Agreements") with financial institutions in November 2015 and May 2016. Under the ASR agreements, the Company paid upfront amounts of $1,075 million and $1,450 million, respectively. For fiscal 2016, the Company retired a total of 158 million shares as a result of its share repurchase program, which included purchases of 148 million shares under the ASR Agreements with the remainder under open market repurchases. The 158 million shares were retired and recorded as a $2.7 billion reduction to stockholder's equity. The 148 million shares repurchased under the ASR agreements were repurchased based on the daily volume weighted-average stock price of the Company's common stock during the term of the transaction, plus transaction fees. As of October 31, 2016, the Company had remaining authorization of $3.3 billion for future share repurchases.
Note 16: Net Earnings Per Share
The Company calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of restricted stock awards, stock options, and performance-based awards.
For periods prior to fiscal 2015, the Company calculated basic net EPS using the net earnings and number of Hewlett-Packard Company shares outstanding as of October 31, 2015. On November 1, 2015, the distribution date, Hewlett-Packard Company shareholders received one share of HPE common stock for every share of Hewlett-Packard Company common stock held as of the record date, October 21, 2015.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Fiscal years ended October 31,
	2016	2015	2014
	In millions, except per share amounts
Numerator:
Net earnings	$3,161	$2,461	$1,648
Denominator:(1)(2)
Weighted-average shares used to compute basic net EPS	1,715	1,804	1,804
Dilutive effect of employee stock plans(3)	24	30	30
Weighted-average shares used to compute diluted net EPS	1,739	1,834	1,834
Net earnings per share:
Basic	$1.84	$1.36	$0.91
Diluted	$1.82	$1.34	$0.90
Anti-dilutive weighted-average stock awards(4)	32	28	28
_______________________________________________________________________________

(1)
The Company considers restricted stock awards that provide the holder with a non-forfeitable right to receive dividends to be participating securities. As of October 31, 2016 and 2015, there were no shares outstanding of restricted stock that provided the holder with a non-forfeitable right to receive dividends. For fiscal 2014, net earnings allocated to participating securities were not significant.

(2)
On November 1, 2015, the Separation and distribution date, HP Inc. stockholders received one share of Hewlett Packard Enterprise common stock for every share of HP Inc. common stock held as of the record date, October 21, 2015. For comparative purposes, the same number of shares used to compute basic and diluted net earnings per share for the fiscal year ended October 31, 2015 is used in the calculation of basic and diluted net earnings per share for fiscal 2015 and 2014.

(3)
For fiscal 2015 and 2014, the Company calculated the weighted-average dilutive effect of employee stock plans after conversion by multiplying the dilutive Hewlett-Packard Company stock-based awards attributable to Hewlett Packard Enterprise employees for the fiscal year ended October 31, 2015 by the price conversion ratio used to convert those awards to equivalent units of Hewlett Packard Enterprise awards on the Separation date. The price conversion ratio was calculated using the closing price of Hewlett-Packard Company common shares on October 31, 2015 divided by the opening price of Hewlett Packard Enterprise common shares on November 2, 2015.

(4)
The Company excludes stock awards where the assumed proceeds exceed the average market price from the calculation of diluted net EPS, because their effect would be anti-dilutive. The assumed proceeds of a stock award include the sum of its exercise price (if the award is an option), average unrecognized compensation cost and excess tax benefit. For the fiscal years ended October 31, 2015 and 2014, the Company's anti-dilutive shares were calculated by multiplying the anti-dilutive Hewlett-Packard Company stock-based awards attributable to Hewlett Packard Enterprise employees for the fiscal year ended October 31, 2015 by the price conversion ratio used to convert those awards to equivalent units of Hewlett Packard Enterprise awards on the Separation date. The price conversion ratio was calculated using the closing price of Hewlett-Packard Company common shares on October 31, 2015 divided by the opening price of Hewlett Packard Enterprise common shares on November 2, 2015.

Note 17: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of October 31, 2016, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Litigation, Proceedings and Investigations
Fair Labor Standards Act Litigation.    Hewlett Packard Enterprise is involved in several pre-Separation lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of Electronic Data Systems Corporation ("EDS") or HP Inc. have been misclassified as exempt employees under the Fair Labor Standards Act (the "FLSA") and/or in violation of the California Labor Code or other state laws. Those matters include the following:

•
Karlbom, et al. v. Electronic Data Systems Corporation was a class action filed on March 16, 2009 in California Superior Court alleging that certain information technology employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. On October 30, 2015, plaintiffs filed a motion to certify a Rule 23 state class of all California-based EDS employees in the Infrastructure Associate, Infrastructure Analyst, Infrastructure Specialist, and Infrastructure Specialist Senior job codes from March 16, 2005 through October 31, 2009 who they claim were improperly classified as exempt from overtime under state law. On January 22, 2016, the court denied plaintiffs' motion for class certification. On April 8, 2016, plaintiffs filed a notice of appeal to the California Court of Appeal, which was later dismissed voluntarily. On October 3, 2016, the court dismissed this matter with prejudice pursuant to an agreed-upon settlement.

•
Benedict v. Hewlett-Packard Company was a purported class and collective action filed on January 10, 2013 in the United States District Court for the Northern District of California alleging that certain technical support employees allegedly involved in installing, maintaining and/or supporting computer software and/or hardware for HP Inc. were misclassified as exempt employees under the FLSA. The plaintiffs also alleged that HP Inc. violated California law by, among other things, allegedly improperly classifying these employees as exempt. On February 13, 2014, the court granted plaintiff's motion for conditional class certification. On May 7, 2015, plaintiff filed a motion to certify a Rule 23 state class of certain Technical Solutions Consultants in California, Massachusetts, and Colorado who they claim were improperly classified as exempt from overtime under state law. On July 30, 2015, the court dismissed the Technology Consultant and certain Field Technical Support Consultant opt-ins from the conditionally certified FLSA collective action. The court denied plaintiffs' motion for Rule 23 class certification on March 29, 2016. On April 12, 2016, plaintiffs filed a notice of appeal of that decision to the United States Court of Appeal for the Ninth Circuit, which was denied. On July 13, 2016, the court granted HP’s motion to decertify the FLSA class that had been conditionally certified on February 13, 2014. Currently, only the claims of the three individual named plaintiffs remain in the district court.

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
HP India filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to remand the matter to the Commissioner on procedural grounds. The hearings were scheduled to reconvene on April 6, 2015, and again on November 3, 2015 and April 11, 2016, but were canceled at the request of the Customs Tribunal. No new hearing date has been set.
Department of Justice, Securities and Exchange Commission Proceedings.   In April 2014, HP Inc. and HP Inc. subsidiaries in Russia, Poland, and Mexico collectively entered into agreements with the U.S. Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") to resolve claims of Foreign Corrupt Practices Act ("FCPA") violations. Pursuant to the terms of the resolutions with the DOJ and SEC, HP Inc. was required to undertake certain compliance, reporting and cooperation obligations for a three year period. In October of 2015, Hewlett Packard Enterprise contractually undertook the same compliance, reporting and cooperation obligations that were held by HP Inc. under the DOJ resolutions for the balance of the three year period. Hewlett Packard Enterprise has reached a similar agreement with the SEC, which is set forth in an amended SEC administrative order dated July 15, 2016.
ECT Proceedings.  In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified a former subsidiary of HP Inc. in Brazil ("HP Brazil") that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ECT's decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case. The court of first instance has not issued a decision on the merits of the case, but it has denied HP Brazil's request for injunctive relief. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. HP Brazil expects the decision to be issued in 2017 and any subsequent appeal on the merits to last several years.
Cisco Systems.    On August 21, 2015, Cisco Systems, Inc. ("Cisco") and Cisco Systems Capital Corporation ("Cisco Capital") filed an action in Santa Clara County Superior Court for declaratory judgment and breach of contract against HP Inc. in connection with a dispute arising out of a third-party's termination of a services contract with HP Inc. As part of that third-party services contract, HP Inc. separately contracted with Cisco on an agreement to utilize Cisco products and services. HP Inc. prepaid the entire amount due Cisco through a financing arrangement with Cisco Capital. Following the termination of HP Inc.'s services contract with the third-party, HP Inc. no longer required Cisco's products and services, and accordingly, exercised its contractual termination rights under the agreement with Cisco, and requested that Cisco apply the appropriate credit toward the remaining balance owed Cisco Capital. This lawsuit relates to the calculation of that credit under the agreement between Cisco and HP Inc. Cisco contends that after the credit is applied, HP Inc. still owes Cisco Capital approximately $58 million. HP Inc. contends that under a proper reading of the agreement, HP Inc. owes nothing to Cisco Capital, and that Cisco owes a significant amounts to HP Inc. On December 18, 2015, the court held a status conference at which it lifted the responsive pleading and discovery stay. Following the conference, Cisco filed an amended complaint that abandons the claim for breach of contract set forth in the original complaint, and asserts a single cause of action for declaratory relief concerning the proper calculation of the cancellation credit. On January 19, 2016, HP Inc. filed a counterclaim for breach of contract simultaneously with its answer to the amended complaint. Fact discovery is scheduled to conclude December 16, 2016. Expert discovery is scheduled to be completed by March 31, 2017. The court has not set a trial date.
Washington DC Navy Yard Litigation:    In December 2013, HP Enterprise Services, LLC ("HPES") was named in the first lawsuit arising out of the September 2013 Washington DC Navy Yard shooting that resulted in the deaths of twelve individuals. The perpetrator was an employee of The Experts, HPES's now-terminated subcontractor on its IT services contract with the U.S. Navy. This initial action was filed in the Middle District of Florida but was transferred in February 2015 to the United States District Court for the District of Columbia so that it and all other known cases arising out of the shooting could be

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

heard before the same Judge. HPES has been named as a defendant in fifteen lawsuits arising out of the shooting, including six lawsuits that were filed immediately prior to the expiration of the statute of limitations on September 16, 2016. All cases assert various negligence claims against HPES, The Experts, and other parties, including the U.S. Navy. The court previously dismissed the plaintiffs' claims against the U.S. Navy but did not, at that time, decide the motions to dismiss of HPES or The Experts. On September 15, 2016, the court issued an opinion granting in part and denying in part HPES' motion to dismiss the nine cases filed prior to September 2016. HPES also moved to dismiss the six most recently filed complaints on November 21, 2016.
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise: This purported class and collective action was filed on August 18, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers.  Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a WFR plan on or after May 23, 2012, and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years of age or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012.

Hewlett-Packard Company v. Oracle (Itanium): On June 15, 2011, HP Inc. filed suit against Oracle in Santa Clara Superior Court in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.’s Itanium-based line of mission critical servers.  HP Inc. asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd.   The matter eventually progressed to trial, which was bifurcated into two phases.  HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers.  Phase 2 of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP Inc.’s damages claim infringed on Oracle’s First Amendment rights.  On August 27, 2015, the Court of Appeal rejected Oracle’s appeal.  The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016.  On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. approximately $3 billion in damages: $1.7 billion for past lost profits and $1.3 billion for future lost profits.  Final judgment was entered on October 20, 2016. Oracle has publicly stated that it will appeal. The Company expects that any appeal could take several years to be resolved and could materially affect the amount ultimately recovered by the Company. The amounts ultimately awarded, if any, would be recorded in the period received. Pursuant to the terms of the Separation and Distribution Agreement, HP Inc. and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the HP Inc./Hewlett Packard Enterprise separation on November 1, 2015.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

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
General Cross-indemnification
In connection with the Separation, the Company entered into a Separation and Distribution Agreement with HP Inc. effective November 1, 2015 where the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the Separation. As a result, as of October 31, 2016 and October 31, 2015 the Company recorded both a receivable from HP Inc. of $56 million and $232 million and a payable to HP Inc. of $41 million and $38 million related to litigation matters and other contingencies, respectively.
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
Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc. effective November 1, 2015 that governs the rights and obligations of the Company and HP Inc. for certain pre-Separation tax liabilities. The Tax Matters Agreement provides that the Company and HP Inc. will share certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HP Inc.'s U.S. and certain non-U.S. income tax returns. In certain jurisdictions, the Company and HP Inc. have joint and several liability for past income tax liabilities and accordingly, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. In these cases, the Company records the entire liability, which is partially offset by the indemnification receivable from HP Inc., thereby reflecting the Company's net exposure in its Consolidated Balance Sheets.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

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
As of October 31, 2016, the Company recorded a net long-term receivable of $1.3 billion from HP Inc. for certain tax liabilities that the Company is joint and severally liable for, but for which it is indemnified by HP Inc. under the Tax Matters Agreement. The actual amount that the Company may receive could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.
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
The Company's aggregate product warranty liabilities and changes therein were as follows:

	Fiscal years ended October 31,
	2016	2015
	In millions
Balance at beginning of year	$523	$571
Accruals for warranties issued	376	373
Adjustments related to pre-existing warranties (including changes in estimates)	1	(16)
Divested as part of the H3C transaction	(23)	—
Settlements made (in cash or in kind)	(380)	(405)
Balance at end of year	$497	$523

Note 19: Commitments
Lease Commitments
The Company leases certain real and personal property under non-cancelable operating leases. Certain leases require the Company to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense on operating leases was approximately $0.7 billion in fiscal 2016 and fiscal 2015 and approximately $0.8 billion in fiscal 2014.
Property under capital leases is comprised primarily of equipment and furniture. Capital lease assets included in Property, plant and equipment in the Consolidated Balance Sheets were $173 million and $203 million as of October 31, 2016 and 2015, respectively. Accumulated depreciation on the property under capital lease was $161 million and $186 million as of October 31, 2016 and 2015, respectively.

As of October 31, 2016, future minimum lease commitments on the Company's operating leases were as follows:

Fiscal Year	In millions
2017	$557
2018	464
2019	333
2020	257
2021	185
Thereafter	594
Less: Sublease rental income	(169)
Total	$2,221
Unconditional Purchase Obligations
At October 31, 2016, the Company had unconditional purchase obligations of approximately $1.8 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These unconditional purchase obligations are related principally to software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancelable without penalty.
As of October 31, 2016, future unconditional purchase obligations were as follows:

Fiscal Year	In millions
2017	$537
2018	529
2019	419
2020	175
2021	122
Thereafter	16
Total	$1,798

Note 20: Equity Method Investments
The Company includes investments which are accounted for using the equity method, under Investments in equity interests on the Company's Consolidated Balance Sheets. As of October 31, 2016, the Company's Investments in equity interests primarily included $2.6 billion related to a 49% equity interest in H3C.

Investment in H3C
In May 2016, Tsinghua Holdings’ subsidiary, Unisplendour Corporation, purchased 51% of a new business named H3C, which is comprised of Hewlett Packard Enterprise’s former H3C Technologies and China-based servers, storage and technology services businesses which were previously reported within the EG segment. The Company retained a 49% interest in the new company, which it records as an equity method investment.
In fiscal 2016, the Company recorded its interest in the net earnings of H3C along with an adjustment to eliminate unrealized profits on intra-entity sales, and the amortization of basis difference, within earnings/loss from equity interests in the Consolidated and Combined Statements of Earnings.
In order to identify the basis difference resulting from the sale of its portion of the H3C business, the Company was required to determine the fair value of the identifiable assets and assumed liabilities on the date of sale in the same manner as it would in a business combination. These determined fair values were compared with the asset and liability carrying values reported on the Company's Consolidated Balance Sheet as of the sale date; the resulting difference was considered basis difference. Any excess cost of the investment over the Company's proportional fair value of the H3C assets acquired and liabilities assumed was identified as equity method goodwill.

The difference between the sale date carrying value of the Company's investment in H3C and its proportionate share of the net assets of H3C, which is the basis difference is summarized as follows:

In millions
Carrying value of investment in H3C	$2,739
Proportionate share of net assets of H3C	205
Basis difference	$2,534
The basis difference was allocated as follows:

In millions
Equity method goodwill	$1,674
Intangible assets	749
In-process research and development	188
Deferred tax liabilities	(152)
Other	75
Basis difference	$2,534
The Company amortizes the basis difference over the estimated useful lives of the assets that gave rise to this difference. The weighted-average life of the H3C intangible assets is five years and will be amortized using a straight-line method. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, the Company will record the full basis difference charge for the value of the related intangible asset to its Consolidated and Combined Statements of Earnings in the period of abandonment. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment whenever factors indicate that the carrying value of the investment may not be recoverable.
In fiscal 2016, the Company recorded a Loss from equity interests of $76 million in the Consolidated and Combined Statement of Earnings, $93 million of which represented basis difference amortization, $15 million for elimination of profit on intra-entity sales and $32 million represented the Company's share of H3C's net income. This loss was reflected as a reduction in the carrying amount in Investments in equity interests in the Consolidated Balance Sheet as of October 31, 2016.
The Company also has commercial arrangements with H3C to buy and sell HPE branded servers, storage and technology services.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month periods ended in fiscal 2016
	January 31	April 30	July 31	October 31
Net revenue	$12,724	$12,711	$12,210	$12,478
Cost of sales	9,112	9,068	8,638	8,689
Research and development	585	624	555	534
Selling, general and administrative	1,998	2,021	1,938	1,864
Amortization of intangible assets	218	201	210	126
Restructuring charges	311	161	369	395
Acquisition and other related charges	37	53	37	51
Separation costs	79	91	135	293
Gain on H3C and MphasiS divestitures	—	—	(2,169)	(251)
Total costs and expenses	12,340	12,219	9,713	11,701
Earnings from operations	384	492	2,497	777
Interest and other, net	(80)	(60)	(78)	(94)
Tax indemnification adjustments	15	(69)	60	311
Loss from equity interests	—	—	(72)	(4)
Earnings before taxes	319	363	2,407	990
Provision for taxes	(52)	(43)	(135)	(688)
Net earnings	$267	$320	$2,272	$302

Net earnings per share:(1)
Basic	$0.15	$0.19	$1.35	$0.18
Diluted	$0.15	$0.18	$1.32	$0.18
Cash dividends declared per share	$0.110	$0.055	$0.055	$—
Weighted-average shares used to compute net earnings per share:(1)
Basic	1,761	1,725	1,681	1,672
Diluted	1,778	1,751	1,715	1,709

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month periods ended in fiscal 2015
	January 31	April 30	July 31	October 31
Net revenue	$13,053	$12,549	$13,057	$13,448
Cost of sales	9,433	8,965	9,307	9,463
Research and development	532	552	602	652
Selling, general and administrative	1,973	1,974	2,040	2,038
Amortization of intangible assets	203	204	225	220
Restructuring charges	132	248	24	550
Acquisition and other related charges	4	19	46	20
Separation costs	44	159	255	339
Defined benefit plan settlement charges	—	—	178	47
Impairment of data center assets	—	—	136	—
Total costs and expenses	12,321	12,121	12,813	13,329
Earnings from operations	732	428	244	119
Interest and other, net	(18)	(30)	4	(9)
Earnings before taxes	714	398	248	110
(Provision) benefit for taxes	(167)	(93)	(24)	1,275
Net earnings	$547	$305	$224	$1,385

Net earnings per share:(1)
Basic	$0.30	$0.17	$0.13	$0.76
Diluted	$0.30	$0.16	$0.13	$0.75
Weighted-average shares used to compute net earnings per share:(1)
Basic	1,804	1,804	1,804	1,804
Diluted	1,834	1,834	1,834	1,834
___________________________________________________________________

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
Management's Report on Internal Control Over Financial Reporting
See Management’s Report of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which are incorporated herein by reference.
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
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The names of the executive officers of Hewlett Packard Enterprise and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.
The following information is included in Hewlett Packard Enterprise's Proxy Statement related to its 2017 Annual Meeting of Stockholders to be filed within 120 days after Hewlett Packard Enterprise's fiscal year end of October 31, 2016 (the "Proxy Statement") and is incorporated herein by reference:

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
2. Financial Statement Schedules:
All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated and Combined Financial Statements and notes thereto in Item 8 above.
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

Date:	December 15, 2016	HEWLETT PACKARD ENTERPRISE COMPANY
		By:	/s/ TIMOTHY C. STONESIFER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title(s)	Date

/s/ MARGARET C. WHITMAN	President and Chief Executive Officer (Principal Executive Officer)	December 15, 2016
Margaret C. Whitman
/s/ TIMOTHY C. STONESIFER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 15, 2016
Timothy C. Stonesifer
/s/ JEFF T. RICCI	Senior Vice President and Controller (Principal Accounting Officer)	December 15, 2016
Jeff T. Ricci
/s/ PATRICIA F. RUSSO	Chairman	December 15, 2016
Patricia F. Russo
/s/ DANIEL L. AMMANN	Director	December 15, 2016
Daniel L. Ammann
/s/ MARC L. ANDREESSEN	Director	December 15, 2016
Marc L. Andreessen
/s/ MICHAEL J. ANGELAKIS	Director	December 15, 2016
Michael J. Angelakis
/s/ LESLIE A. BRUN	Director	December 15, 2016
Leslie A. Brun
/s/ PAMELA L. CARTER	Director	December 15, 2016
Pamela L. Carter
/s/ KLAUS KLEINFELD	Director	December 15, 2016
Klaus Kleinfeld
/s/ RAYMOND J. LANE	Director	December 15, 2016
Raymond J. Lane
/s/ ANN M. LIVERMORE	Director	December 15, 2016
Ann M. Livermore
/s/ RAYMOND E. OZZIE	Director	December 15, 2016
Raymond E. Ozzie
/s/ GARY M. REINER	Director	December 15, 2016
Gary M. Reiner
	Director	December 15, 2016
Lip-Bu Tan
/s/ MARY AGNES WILDEROTTER	Director	December 15, 2016
Mary Agnes Wilderotter

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015
4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.1	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.1	October 13, 2015
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.1	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.1	October 13, 2015
4.13	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029.	10-K	001-37483	4.13	December 17, 2015
10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan‡*
10.2	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan	10	001-37483	10.2	September 28, 2015
10.3	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.4	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	001-37483	4.3	October 30, 2015
10.5	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	001-37483	4.4	October 30, 2015
10.6	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.7	Form of Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.5	November 5, 2015
10.8	Form of Performance-Adjusted Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.6	November 5, 2015
10.9	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.10	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.11	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.12	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.1	November 5, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.13	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
10.14	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.15	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.16	Description of Transaction-Related Equity Award Amendments‡*
12	Statement of Computation of Ratio of Earnings to Fixed Charges‡
21	Subsidiaries of Hewlett Packard Enterprise Company‡
23	Consent of Independent Registered Public Accounting Firm‡
24	Power of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡
_______________________________________________________________________________
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