Form 10-Q
period 2017-01-31
Hewlett Packard Enterprise Co
filed 2017-03-09
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2017
Or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of February 28, 2017 was 1,657,704,510 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended January 31, 2017

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the completed separation transaction and the previously announced divestiture transactions, the future performance of the company following such divestitures, as well as the execution of restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy, including the previously announced divestiture transactions; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former Parent; risks associated with Hewlett Packard Enterprise's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the separation transaction and the execution, timing and results of any restructuring plans, including the anticipated benefits of the divestiture transactions and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of Hewlett Packard Enterprise's Annual Report on Form 10-K for the fiscal year ended October 31, 2016 and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements and Supplementary Data.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended January 31,
	2017	2016
	In millions, except per share amounts
Net revenue:
Products	$4,246	$5,010
Services	7,068	7,626
Financing income	93	88
Total net revenue	11,407	12,724
Costs and expenses:
Cost of products	2,838	3,312
Cost of services	5,204	5,742
Financing interest	66	58
Research and development	485	585
Selling, general and administrative	1,759	1,998
Amortization of intangible assets	101	218
Restructuring charges	177	311
Acquisition and other related charges	44	37
Separation costs	276	79
Defined benefit plan settlement charges and remeasurement (benefit)(1)	(6)	—
Total costs and expenses	10,944	12,340
Earnings from operations	463	384
Interest and other, net	(78)	(80)
Tax indemnification adjustments	(18)	15
Loss from equity interests	(22)	—
Earnings before taxes	345	319
Provision for taxes	(78)	(52)
Net earnings	$267	$267
Net earnings per share:
Basic	$0.16	$0.15
Diluted	$0.16	$0.15
Cash dividends declared per share	$0.13	$0.11
Weighted-average shares used to compute net earnings per share:
Basic	1,669	1,761
Diluted	1,700	1,778

(1)
Represents adjustment to net periodic pension cost resulting from remeasurements of certain Hewlett Packard Enterprise pension plans due to plan separations in anticipation of the spin-off and merger of Everett SpinCo, Inc. with Computer Sciences Corporation.

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,
	2017	2016

Net earnings	$267	$267
Other comprehensive income (loss) before taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized (losses) gains arising during the period	(13)	2
Losses reclassified into earnings	—	9
	(13)	11
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized gains arising during the period	136	142
Net gains reclassified into earnings	(163)	(121)
	(27)	21
Change in unrealized components of defined benefit plans:
Gains arising during the period	479	—
Amortization of actuarial loss and prior service benefit	97	72
Curtailments, settlements and other	—	(18)
	576	54
Change in cumulative translation adjustment	(25)	(139)
Other comprehensive income (loss) before taxes	511	(53)
Provision for taxes	(36)	(24)
Other comprehensive income (loss), net of taxes	475	(77)
Comprehensive income	$742	$190
The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	January 31, 2017	October 31, 2016
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,858	$12,987
Accounts receivable	6,482	6,909
Financing receivables	2,922	2,923
Inventory	1,988	1,774
Other current assets	4,275	4,324
Total current assets	25,525	28,917
Property, plant and equipment	9,497	9,636
Long-term financing receivables and other assets(1)	13,604	13,166
Investments in equity interests	2,620	2,648
Goodwill	24,252	24,178
Intangible assets	1,164	1,084
Total assets	$76,662	$79,629
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings(1)	$3,520	$3,530
Accounts payable	5,535	5,943
Employee compensation and benefits	1,736	2,364
Taxes on earnings	538	420
Deferred revenue	4,712	4,610
Accrued restructuring	510	671
Other accrued liabilities	5,135	4,991
Total current liabilities	21,686	22,529
Long-term debt(1)	12,270	12,560
Other liabilities	11,132	13,022
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued and outstanding at January 31, 2017)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,663 and 1,666 shares issued and outstanding at January 31, 2017 and October 31, 2016, respectively)	17	17
Additional paid-in capital	34,848	35,248
Retained earnings	2,760	2,782
Accumulated other comprehensive loss	(6,124)	(6,599)
Total HPE stockholders' equity	31,501	31,448
Non-controlling interests	73	70
Total stockholders' equity	31,574	31,518
Total liabilities and stockholders' equity	$76,662	$79,629

(1)
During the first quarter of fiscal 2017, the Company adopted ASU 2015-03, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability rather than an asset that is amortized. The Company adopted the standard retrospectively for the prior period presented.

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2017	2016
	In millions
Cash flows from operating activities:
Net earnings	$267	$267
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	840	989
Stock-based compensation expense	145	165
Provision for doubtful accounts	(8)	6
Provision for inventory	15	33
Restructuring charges	177	311
Deferred taxes on earnings	(125)	245
Excess tax benefit from stock-based compensation	(74)	(2)
Loss from equity interests	22	—
Other, net	125	44
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	466	612
Financing receivables	126	60
Inventory	(132)	(182)
Accounts payable	(231)	(788)
Taxes on earnings	(22)	(440)
Restructuring	(326)	(285)
Other assets and liabilities(1)	(2,729)	(1,110)
Net cash used in operating activities	(1,464)	(75)
Cash flows from investing activities:
Investment in property, plant and equipment	(923)	(832)
Proceeds from sale of property, plant and equipment	84	76
Purchases of available-for-sale securities and other investments	(7)	(144)
Maturities and sales of available-for-sale securities and other investments	1	143
Payments made in connection with business acquisitions, net of cash acquired	(292)	—
(Payments) proceeds from business divestitures, net(2)	(20)	65
Net cash used in investing activities	(1,157)	(692)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	24	2
Issuance of debt	248	300
Payment of debt	(262)	(109)
Settlement of cash flow hedge	—	(8)
Issuance of common stock under employee stock plans	158	4
Repurchase of common stock	(641)	(1,197)
Net transfer from former Parent	—	532
Excess tax benefit from stock-based compensation	74	2
Cash dividends paid	(109)	(96)
Net cash used in financing activities	(508)	(570)
Decrease in cash and cash equivalents	(3,129)	(1,337)
Cash and cash equivalents at beginning of period	12,987	9,842
Cash and cash equivalents at end of period	$9,858	$8,505

(1)
Includes $1.9 billion of funding payments made in the three months ended January 31, 2017 related to pension liabilities in association with the spin-off and merger of Everett SpinCo, Inc. with Computer Sciences Corporation.

(2)	Primarily relates to a H3C working capital adjustment payment in the three months ended January 31, 2017.
The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Overview and Basis of Presentation
Background
Hewlett Packard Enterprise Company ("Hewlett Packard Enterprise", "HPE" or "the Company") is an industry leading technology company that enables customers to go further, faster. With the industry's most comprehensive portfolio, spanning the cloud to the data center to workplace applications, its technology and services help customers around the world make information technology ("IT") more efficient, more productive and more secure. Hewlett Packard Enterprise's customers range from small- and medium-sized businesses ("SMBs") to large global enterprises.
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
Basis of Presentation
These Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of January 31, 2017 and October 31, 2016, its results of operations for the three months ended January 31, 2017 and 2016 and its cash flows for the three months ended January 31, 2017 and 2016.
The results of operations and cash flows for the three months ended January 31, 2017 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2016, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated and Combined Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.
Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and other subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated businesses of the Company have been eliminated.
The Company accounts for investments in companies over which it has the ability to exercise significant influence but does not hold a controlling interest under the equity method of accounting, and the Company records its proportionate share of income or losses in Earnings (loss) from equity interests in the Condensed Consolidated Statements of Earnings.
Non-controlling interests are presented as a separate component within Total stockholders' equity in the Condensed Consolidated Balance Sheets. Net earnings attributable to non-controlling interests are recorded within Interest and other, net in the Condensed Consolidated Statements of Earnings and are not presented separately, as they were not material for any period presented.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

September 2016 Announcement of Spin-Off and Merger of Software Segment
On September 7, 2016, the Company announced plans for a spin-off and merger of its Software segment (“Seattle Assets”) with Micro Focus International plc (“Micro Focus”) (collectively, the “Seattle Transaction”), which will create a pure-play enterprise software company. Upon the completion of the Seattle Transaction, which is currently anticipated to close on September 1, 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise and 50.1% of the new combined company. The transaction is subject to certain customary closing conditions including approval by Micro Focus shareholders, the effective filing of related registration statements, regulatory approvals, the anticipated tax treatment of the Seattle Transaction, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain required foreign anti-trust approvals.
May 2016 Announcement of Enterprise Services Business Spin-Off and Merger
On May 24, 2016, the Company announced plans for a tax-free spin-off and merger of its Enterprise Services business ("Everett" or “Everett SpinCo, Inc.” ) with Computer Sciences Corporation ("CSC") (collectively, the "Everett Transaction"), which will create a pure- play, global IT services company. Upon the completion of the transaction, which is currently targeted to be completed at or near April 1, 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise and 50.1% of the new combined company. The Everett Transaction is subject to certain customary closing conditions.
Segment Realignment and Reclassifications
The Company has implemented certain segment and business unit realignments in order to align its segment financial reporting more closely with its current business structure. Reclassifications of certain prior year segment and business unit financial information and other financial information have been made to conform to the current year presentation. None of the changes impact the Company's previously reported consolidated net revenue, earnings from operations, net earnings, or net earnings per share ("EPS"). See Note 2, "Segment Information", for a further discussion of the Company's segment realignment.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.
Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for income taxes. The amendments require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Under current GAAP, current and deferred income taxes for intra-entity asset transfers are not recognized until the asset has been sold to an outside party. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated Financial Statements.
In August 2016, the FASB amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company is required to adopt the guidance in the first quarter of fiscal 2019. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated Financial Statements.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements (Continued)
(Unaudited)

Early adoption is permitted beginning in fiscal 2020. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated Financial Statements.
In March 2016, the FASB amended the existing accounting standards for employee share-based payment arrangements. The amendments require all excess tax benefits and tax deficiencies associated with share-based payments to be recognized as income tax expense or income tax benefit, respectively, rather than as additional paid-in capital. The amendments also increase the amount an employer can withhold in order to cover income taxes on awards, allows companies to recognize forfeitures of awards as they occur, and requires companies to present excess tax benefits from stock-based compensation as an operating activity in the statement of cash flows rather than as a financing activity. The Company is required to adopt the guidance in the first quarter of fiscal 2018. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated Financial Statements.
In February 2016, the FASB amended the existing accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use ("ROU") asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For finance leases, lease expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, lease expense will generally be recognized on a straight-line basis over the lease term. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company is required to adopt the guidance in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated Financial Statements.
In April 2015, the FASB amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. The amendments also eliminate the practice of accounting for software licenses as executory contracts which may result in more software assets being capitalized. The Company adopted the amendments in the first quarter of fiscal 2017 and applied them retrospectively to all periods presented, as permitted by the standard. The adoption of these amendments did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented on the classified balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by these amendments. The Company adopted the amendments in the first quarter of fiscal 2017 and applied them retrospectively to all periods presented. For fiscal 2016, the adoption resulted in the reclassification of $50 million of debt issuance costs from Long-term financing receivables and other assets to Notes payable and short-term borrowings and Long-term debt on the Condensed Consolidated Balance Sheets. The adoption of these amendments did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update for a one year deferral of the effective date, with an option of applying the standard on the original effective date, which for the Company is the first quarter of fiscal 2018. In accordance with this deferral, the Company is required to adopt these amendments in the first quarter of fiscal 2019. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company plans to adopt the new revenue standard in the first quarter of fiscal 2019, beginning November 1, 2018, using the modified retrospective method, and is currently assessing the impact on its Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 2: Segment Information
Hewlett Packard Enterprise's operations are organized into five segments for financial reporting purposes: the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, Financial Services ("FS"), and Corporate Investments. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), Meg Whitman, uses to evaluate, view and run its business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results.
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

•
Storage offers Converged Storage solutions and traditional storage. Converged Storage solutions include 3PAR all-flash arrays, StoreServe, StoreOnce, Big Data, StoreVirtual and Software Defined and Cloud Group storage products. Traditional storage includes tape, storage networking and legacy external disk products such as MSA, EVA and XP.

•
Networking offers wireless local area network equipment, mobility and security software, switches, routers, and network management products that span data centers, campus and branch environments and deliver software defined networking and unified communications capabilities.

•
Technology Services creates preferred IT experiences that power a digital business. The Technology Services team and the Company's extensive partner network provide value across the IT life cycle delivering advice, transformation projects, professional services, support services, and operational services for Hybrid IT and at the IT Edge. Technology Services is also a provider of on-premises flexible consumption models that enable IT agility, simplify operations and align costs to business value. Some of the offerings include Data Center Care, Proactive Care, Technology Consulting, Aruba Services, and Communications and Media Solutions ("CMS").

Enterprise Services provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains within traditional and Strategic Enterprise Service offerings that include analytics and data management, security and cloud services. Described below are the business units and capabilities within ES.

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
Software provides comprehensive solutions across application testing and delivery management, big data analytics and applications, enterprise security, information management and governance and IT operations management for organizations of varying sizes, from small- to medium- to large-scale enterprises. These software offerings include licenses, support, professional services, and software-as-a-service ("SaaS").
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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
Segment revenue includes revenues from sales to external customers and intersegment revenues that reflect transactions between the segments on an arm's-length basis. Intersegment revenues primarily consist of sales of hardware and software that are sourced internally and, in the majority of the cases, are financed as operating leases by FS to our customers. Hewlett Packard Enterprise's consolidated net revenue is derived and reported after the elimination of intersegment revenues from such arrangements.
Hewlett Packard Enterprise periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement by the Hewlett Packard Enterprise legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by Hewlett Packard Enterprise and its business segments. As disclosed in Note 6, "Taxes on Earnings", Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $439 million during the first quarter of fiscal 2017 and $3.7 billion during fiscal 2016. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years. The impact of these intercompany arrangements are eliminated from both Hewlett Packard Enterprise consolidated and segment net revenues.
Financing interest in the Condensed Consolidated Statements of Earnings reflects interest expense on borrowing- and funding-related activities associated with FS and its subsidiaries, and debt issued by Hewlett Packard Enterprise, a portion of the proceeds of which benefited FS.
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include separation costs, restructuring charges, stock-based compensation expense, amortization of intangible assets, certain corporate governance costs, acquisition and other related charges, and defined benefit plan settlement charges and remeasurement benefit.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Segment Realignment
Effective at the beginning of the first quarter of fiscal 2017, the Company implemented organizational changes to align its segment financial reporting more closely with its current business structure. These organizational changes resulted in: (i) within the Enterprise Group segment, primarily, the transfer of the big data storage product group previously reported within the Servers business unit to the Storage business unit; the transfer of the Aruba services capabilities previously reported within the Networking business unit to the Technology Services business unit; and (ii) the transfer of the Communications and Media Solutions product group previously reported within the Enterprise Services segment to the Technology Services business unit within the Enterprise Group segment.
The Company reflected these changes to its segment information retrospectively to the earliest period presented, which resulted in: (i) within the Enterprise Group segment, primarily, the transfer of net revenue from the big data storage product group previously reported within the Servers business unit to the Storage business unit; the transfer of net revenue from the Aruba services capabilities previously reported within the Networking business unit to the Technology Services business unit; and (ii) the transfer of net revenue, related eliminations of intersegment revenues and operating profit from the Communications and Media Solutions product group previously reported within the Application and Business Services business unit in the Enterprise Services segment to the Technology Services business unit within the Enterprise Group segment.
The changes within the Enterprise Group segment had no impact on Hewlett Packard Enterprise's previously reported Enterprise Group segment net revenue and earnings from operations. The change between the Enterprise Services and Enterprise Group segments had no impact on Hewlett Packard Enterprise's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.
There have been no material changes to the total assets of Hewlett Packard Enterprise's individual segments since October 31, 2016.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Segment Operating Results

	Enterprise Group	Enterprise Services	Software	Financial Services	Corporate Investments	Total
	In millions
Three months ended January 31, 2017
Net revenue	$6,097	$3,852	$654	$804	$—	$11,407
Intersegment net revenue and other	228	185	67	19	—	499
Total segment net revenue	$6,325	$4,037	$721	$823	$—	$11,906
Segment earnings (loss) from operations	$802	$283	$154	$78	$(43)	$1,274
Three months ended January 31, 2016
Net revenue	$6,882	$4,367	$720	$754	$1	$12,724
Intersegment net revenue and other	300	188	60	22	—	570
Total segment net revenue	$7,182	$4,555	$780	$776	$1	$13,294
Segment earnings (loss) from operations	$964	$218	$136	$100	$(99)	$1,319
The reconciliation of segment operating results to Hewlett Packard Enterprise condensed consolidated results was as follows:

	Three Months Ended January 31,
	2017	2016
	In millions
Net Revenue:
Total segments	$11,906	$13,294
Elimination of intersegment net revenue and other	(499)	(570)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$11,407	$12,724
Earnings before taxes:
Total segment earnings from operations	$1,274	$1,319
Corporate and unallocated costs and eliminations	(74)	(125)
Stock-based compensation expense	(145)	(165)
Amortization of intangible assets	(101)	(218)
Restructuring charges	(177)	(311)
Acquisition and other related charges	(44)	(37)
Separation costs	(276)	(79)
Defined benefit plan settlement charges and remeasurement benefit	6	—
Interest and other, net	(78)	(80)
Tax indemnification adjustments	(18)	15
Loss from equity interests	(22)	—
Total Hewlett Packard Enterprise condensed consolidated earnings before taxes	$345	$319

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Net revenue by segment and business unit was as follows:

	Three Months Ended January 31,
	2017	2016
	In millions
Servers	$3,103	$3,536
Technology Services	1,943	1,985
Storage	730	837
Networking	549	824
Enterprise Group	6,325	7,182
Infrastructure Technology Outsourcing	2,637	2,874
Application and Business Services	1,400	1,681
Enterprise Services	4,037	4,555
Software	721	780
Financial Services	823	776
Corporate Investments	—	1
Total segment net revenue	11,906	13,294
Elimination of intersegment net revenue and other	(499)	(570)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$11,407	$12,724
Note 3: Restructuring
Summary of Restructuring Plans
Restructuring charges of $177 million and $311 million have been recorded by the Company for the three months ended January 31, 2017 and 2016, respectively, based on restructuring activities impacting the Company's employees and infrastructure. Restructuring activities related to the Company's employees and infrastructure, summarized by plan, are presented in the table below:

	Fiscal 2015 Plan		Fiscal 2012 Plan		Other Plans
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Employee Severance	Infrastructure and other	Total
	In millions
Liability as of October 31, 2016	$629	$35	$139	$23	$1	$10	$837
Charges	123	58	—	—	—	(4)	177
Cash payments	(260)	(37)	(26)	(2)	—	(1)	(326)
Non-cash items	(18)	(22)	(3)	—	—	—	(43)
Liability as of January 31, 2017	$474	$34	$110	$21	$1	$5	$645
Total costs incurred to date, as of January 31, 2017	$1,406	$276	$3,980	$546	$1,997	$1,123	$9,328
Total costs expected to be incurred, as of January 31, 2017	$2,158	$451	$3,980	$546	$1,997	$1,123	$10,255
The current restructuring liability reported in Accrued restructuring in the Condensed Consolidated Balance Sheets at January 31, 2017 and October 31, 2016 was $510 million and $671 million, respectively. The non-current restructuring liability reported in Other liabilities in the Condensed Consolidated Balance Sheets at January 31, 2017 and October 31, 2016 was $135 million and $166 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Fiscal 2015 Restructuring Plan
On September 14, 2015, former Parent's Board of Directors approved a restructuring plan (the "2015 Plan") in connection with the Separation, which will be implemented through fiscal 2018. As of January 31, 2017, the Company expects up to approximately 30,000 employees to exit the Company by the end of 2018. The changes to the workforce will vary by country, based on local legal requirements and consultations with employee work councils and other employee representatives, as appropriate. As of January 31, 2017, the Company estimates that it will incur aggregate pre-tax charges of approximately $2.6 billion through fiscal 2018 in connection with the 2015 Plan, of which approximately $2.2 billion relates to workforce reductions and approximately $0.4 billion primarily relates to real estate consolidation and asset impairments.
In May 2016, the Company announced plans for the Everett Transaction. The completion of this transaction will result in lower costs being incurred by the Company in connection with the 2015 Plan, the extent of which will depend on a number of factors.
Fiscal 2012 Restructuring Plan
On May 23, 2012, former Parent adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of October 31, 2015, the Company had eliminated 42,100 positions in connection with the 2012 Plan, with a portion of those employees exiting the Company as part of voluntary enhanced early retirement ("EER") programs in the U.S. and in certain other countries. As of January 31, 2017, the plan is substantially complete, with no further positions being eliminated. The Company recognized $4.5 billion in total aggregate charges in connection with the 2012 Plan, with approximately $4.0 billion related to workforce reductions, including the EER programs, and approximately $0.5 billion related to infrastructure, including data center and real estate consolidation and other items. The severance- and infrastructure-related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.
Other Plans
As of January 31, 2017, restructuring plans initiated by former Parent in fiscal 2008 and 2010 are substantially complete. Severance- and infrastructure-related cash payments associated with these plans are expected to be paid out through fiscal 2019.
Note 4: Retirement and Post-Retirement Benefit Plans
Pension Benefit Expense
The Company's total net pension benefit cost recognized in the Condensed Consolidated Statement of Earnings was $65 million and $29 million for the three months ended January 31, 2017 and 2016, respectively. The amount for the first quarter of fiscal 2017 includes pre-tax expense of $33 million related to the Everett Transaction, which has been recorded within Separation costs in the Condensed Consolidated Statements of Earnings and a pre-tax benefit of $6 million resulting from remeasurements of certain Hewlett Packard Enterprise pension plans in association with the Everett Transaction, which has been recorded within Defined benefit plan settlement charges and remeasurement benefit in the Condensed Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three months ended January 31,
	Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2017	2016	2017	2016

Service cost	$55	$64	$1	$1
Interest cost	91	141	1	2
Expected return on plan assets	(181)	(254)	—	(1)
Amortization and deferrals:
Actuarial loss (gain)	104	79	(1)	(1)
Prior service benefit	(6)	(6)	—	—
Net periodic benefit cost	63	24	1	1
Settlement loss	—	4	—	—
Special termination benefits	1	—	—	—
Net benefit cost	$64	$28	$1	$1
Employer Contributions and Funding Policy
The Company's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
HPE previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2016 that it expected to contribute approximately $348 million in fiscal 2017 to its non-U.S. pension plans, approximately $2 million to cover benefit payments to its U.S. non-qualified plan participants and approximately $3 million to cover benefit claims for the Company's post-retirement benefit plans. During the remainder of fiscal 2017, HPE now anticipates making additional contributions of approximately $290 million to its non-U.S. pension plans, approximately $2 million to its U.S. non-qualified plan participants and expects to pay approximately $2 million to cover benefit claims under the Company's post-retirement benefit plans.
In connection with the Everett Transaction, there will be a transfer of pension liabilities for certain pension plans to Everett SpinCo, Inc. As of January 31, 2017, the transfer is targeted to be completed at or near April 1, 2017. The approximate net pension liability to be transferred is pursuant to the transaction agreements, wherein the Company is obligated to fund the transferred net pension liability in excess of $570 million. The Company initially estimated the total funding amount to be in the range of $2.0 billion to $3.0 billion. The Company currently estimates the total funding amount to be approximately $1.9 billion, which equals the payment made by the Company in the first quarter of fiscal 2017. However, the exact amount of the funding will not be known until the transaction completion date.
During the three months ended January 31, 2017, the Company contributed $1,943 million to its non-U.S. pension plans, which includes the $1,885 million of funding payment associated with the Everett Transaction, and paid $1 million to cover benefit claims under the Company's post-retirement benefit plans.
The Company's pension and other post-retirement benefit costs and obligations depend on various assumptions. Differences between expected and actual returns on investments and changes in discount rates and other actuarial assumptions are reflected as unrecognized gains or losses, and such gains or losses are amortized to earnings in future periods. A deterioration in the funded status of a plan could result in a need for additional company contributions or an increase in net pension and post-retirement benefit costs in future periods. Actuarial gains or losses are determined at the measurement date and amortized over the remaining service life for active plans or the life expectancy of plan participants for closed plans. During the first quarter of fiscal 2017, the Company changed its method used to estimate the service and interest cost components of net periodic benefit cost for defined benefit plans to a full yield curve approach with costs calculated at individual annual spot rates.
Note 5: Stock-Based Compensation
In conjunction with the Separation, the Company adopted the Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (the "Plan"). The Plan became effective on November 1, 2015. The total number of shares of the Company's common

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

stock authorized under the Plan was 260 million. On January 25, 2017, the Company amended the Plan and reduced the authorized shares of common stock to 210 million shares. The Plan provides for the grant of various types of awards including restricted stock awards, stock options and performance-based awards. These awards generally vest over 3 years from the grant date.
In connection with the Separation, the Company granted one-time retention stock awards, with a total grant date fair value of approximately $137 million to certain executives in the first quarter of fiscal 2016. These awards generally vest over 3 years from the grant date.
Stock-Based Compensation Expense
Stock-based compensation expense and the resulting tax benefits were as follows:

	Three Months Ended January 31,
	2017	2016
	In millions
Stock-based compensation expense	$174	$165
Income tax benefit	(59)	(50)
Stock-based compensation expense, net of tax	$115	$115
In May 2016, in connection with the announcement of the Everett Transaction, the Company modified its stock-based compensation program such that certain unvested equity awards outstanding on May 24, 2016 will vest upon the earlier of: (i) the termination of an employee’s employment with HPE as a direct result of an announced sale, divestiture or spin-off of a subsidiary, division or other business; (ii) the termination of an employee’s employment with HPE without cause; or (iii) June 1, 2018. This modification also includes changes to the performance and market conditions of certain performance-based awards. As a result, for the three months ended January 31, 2017, stock-based compensation expense in the table above includes pre-tax expense of $12 million, which has been recorded within Separation costs, $12 million related to workforce reductions, which has been recorded within Restructuring charges and $5 million related to the acquisition of Silicon Graphics International Corp. ("SGI"), which has been recorded within Acquisition and other related charges in the Condensed Consolidated Statements of Earnings.
Restricted Stock Units
Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying restricted stock units are not considered issued and outstanding upon grant. The fair value of the restricted stock units is the close price of the Company's common stock on the grant date of the award. The Company expenses the fair value of restricted stock units ratably over the period during which the restrictions lapse.
A summary of restricted stock unit activity is as follows:

	Three Months Ended January 31, 2017
	Shares	Weighted-Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	57,321	$15
Granted and assumed through acquisition	10,077	$24
Vested	(24,209)	$15
Forfeited	(787)	$16
Outstanding at end of period	42,402	$17
At January 31, 2017, there was $529 million of unrecognized pre-tax stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over the remaining weighted-average vesting period of 1.3 years.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Stock Options
Stock options granted under the Company's principal equity plans are generally non-qualified stock options, but the principal equity plans permitted some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the closing price of the Company's common stock on the option grant date. The majority of the stock options issued by the Company contain only service vesting conditions. The Company also issued performance-contingent stock options that vest only on the satisfaction of both service and market conditions.
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

Three Months Ended January 31, 2017
Weighted-average fair value(1)	$6
Expected volatility(2)	25.7%
Risk-free interest rate(3)	2.0%
Expected dividend yield(4)	1.0%
Expected term in years(5)	6.1

(1)	The weighted-average fair value was based on the fair value of stock options granted during the period.

(2)	The expected volatility was estimated using the average historical volatility of selected peer companies.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

(5)
For awards subject to service-based vesting, the expected term was estimated using the simplified method detailed in SEC Staff Accounting Bulletin No. 110, for performance-contingent awards the expected term represents an output from the lattice model.

A summary of stock option activity is as follows:

	Three months ended January 31, 2017
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	57,498	$15
Granted and assumed through acquisition	4,888	$25
Exercised	(8,432)	$15
Forfeited/canceled/expired	(368)	$16
Outstanding at end of period	53,586	$16	5.1	$379
Vested and expected to vest at end of period	52,377	$16	5.1	$374
Exercisable at end of period	34,524	$14	4.0	$292
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the first quarter of fiscal 2017. The aggregate intrinsic value is the difference between the Company's closing common stock price on the last trading day of the first quarter of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three months ended January 31, 2017 was $73 million.
At January 31, 2017, there was $63 million of unrecognized pre-tax, stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 2.0 years.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Employee Stock Purchase Plan
Effective November 1, 2015, the Company adopted the Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan ("ESPP"). The total number of shares of Company's common stock authorized under the ESPP was 80 million. The ESPP allows eligible employees to contribute up to 10% of their eligible compensation to purchase Hewlett Packard Enterprise's common stock. The ESPP provides for a discount not to exceed 15% and an offering period of up to 24 months. The Company currently offers 6-month offering periods during which employees have the ability to purchase shares at 95% of the closing market price on the purchase date. No stock-based compensation expense was recorded in connection with those purchases, as the criteria of a non-compensatory plan were met.
Note 6: Taxes on Earnings
Provision for Taxes
The Company's effective tax rate was 22.6% and 16.3% for the three months ended January 31, 2017 and 2016, respectively. HPE's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from the Company's operations in lower-tax jurisdictions throughout the world. HPE has not provided U.S. taxes for all foreign earnings because the Company plans to reinvest some of those earnings indefinitely outside the U.S.
For the three months ended January 31, 2017, HPE recorded $108 million of net income tax benefits related to various items discrete to the period. The amounts primarily included a tax benefit of $138 million on restructuring charges, separation costs and acquisition and other related charges, partially offset by $19 million of income tax charges related to pre-Separation tax matters.
For the three months ended January 31, 2016, HPE recorded $110 million of net income tax benefits related to various items discrete to the period. These amounts primarily included a tax benefit of $104 million on restructuring charges, separation costs and acquisition and other related charges.
Uncertain Tax Positions
The Company is subject to income tax in the U.S. and approximately 110 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, former Parent, whose liabilities for which the Company is jointly and severally liable, is subject to numerous ongoing audits by federal, state and foreign tax authorities. The Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company regularly assesses the likely outcomes of these audits in order to determine the appropriateness of the Company’s tax provision. The Company adjusts its uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. However, income tax audits are inherently unpredictable and there can be no assurance that the Company will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the Provision for taxes and therefore the resolution of one or more of these uncertainties in any particular period could have a material impact on net income or cash flows.
As of January 31, 2017 and October 31, 2016, the amount of unrecognized tax benefits was $11.7 billion and $11.6 billion, respectively, of which up to $3.1 billion would affect the Company's effective tax rate if realized as of their respective periods.
Hewlett Packard Enterprise recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Condensed Consolidated Statements of Earnings. As of January 31, 2017 and October 31, 2016, the Company recorded $426 million and $423 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
Hewlett Packard Enterprise engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. Hewlett Packard Enterprise does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, Hewlett Packard Enterprise believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $2.7 billion within the next 12 months.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2017	October 31, 2016
	In millions
Deferred tax assets - long-term	$4,477	$4,430
Deferred tax liabilities - long-term	(140)	(143)
Deferred tax assets net of deferred tax liabilities	$4,337	$4,287
The Company periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from U.S. GAAP treatment, deferred taxes are recognized. Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $439 million during the first quarter of fiscal 2017 and $3.7 billion during fiscal 2016. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years. Intercompany royalty revenue and the amortization expense related to the licensing rights are eliminated in consolidation.
Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement with HP Inc., formerly Hewlett-Packard Company. See Note 18, "Guarantees, Indemnifications and Warranties", for a full description of the Tax Matters Agreement.
Note 7: Balance Sheet Details
Balance sheet details were as follows:
Accounts Receivable, Net

	As of
	January 31, 2017	October 31, 2016
	In millions
Accounts receivable, billed	$5,411	$5,907
Unbilled receivable	1,140	1,086
Accounts receivable, gross	6,551	6,993
Allowance for doubtful accounts	(69)	(84)
Total	$6,482	$6,909
The allowance for doubtful accounts related to accounts receivable and changes to the allowance were as follows:

Three Months Ended January 31, 2017
In millions
Balance at beginning of year	$84
Deductions, net of recoveries	(16)
Addition from acquisition	1
Balance at end of period	$69
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The recourse obligations associated with these short-term financing arrangements as of January 31, 2017 and October 31, 2016 were not material.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

Three Months Ended January 31, 2017
In millions
Balance at beginning of period(1)	$145
Trade receivables sold	838
Cash receipts	(886)
Foreign currency and other	(2)
Balance at end of period(1)	$95

(1)	Beginning and ending balances represent amounts for trade receivables sold, but not yet collected.
Inventory

	As of
	January 31, 2017	October 31, 2016
	In millions
Finished goods	$1,245	$1,202
Purchased parts and fabricated assemblies	743	572
Total	$1,988	$1,774
For the three months ended January 31, 2017, the increase in Inventory was due primarily to $86 million of inventory added as a result of the acquisition of SGI, along with higher inventory resulting from an increase in memory component prices due to supply constraints.
Property, Plant and Equipment

	As of
	January 31, 2017	October 31, 2016
	In millions
Land	$498	$497
Buildings and leasehold improvements	6,977	6,948
Machinery and equipment, including equipment held for lease	14,330	14,300
	21,805	21,745
Accumulated depreciation	(12,308)	(12,109)
Total	$9,497	$9,636
For the three months ended January 31, 2017, the change in gross property, plant and equipment was due primarily to $724 million of purchases and a $93 million addition of certain property, plant and equipment resulting from the SGI acquisition, partially offset by $737 million of sales and retirements and $18 million of unfavorable currency impacts. Accumulated depreciation associated with the assets sold and retired was $607 million.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Long-Term Financing Receivables and Other Assets

	As of
	January 31, 2017	October 31, 2016
	In millions
Financing receivables, net	$3,811	$3,938
Deferred tax assets	4,477	4,430
Prepaid pension assets	965	377
Deferred costs - long-term	826	822
Other	3,525	3,599
Total	$13,604	$13,166
For the three months ended January 31, 2017, the change in Long-term financing receivables and other assets was due primarily to an increase in Prepaid pension assets. The increase was due primarily to pension funding payments in anticipation of the Everett Transaction.
Other Accrued Liabilities

	As of
	January 31, 2017	October 31, 2016
	In millions
Accrued taxes - other	$1,156	$1,297
Warranty - short-term	281	258
Sales and marketing programs	755	858
Other	2,943	2,578
Total	$5,135	$4,991
Other Liabilities

	As of
	January 31, 2017	October 31, 2016
	In millions
Pension, post-retirement and post-employment liabilities	$2,352	$4,230
Deferred revenue - long-term	3,450	3,408
Deferred tax liability - long-term	140	143
Tax liability - long-term	3,910	4,057
Other long-term liabilities	1,280	1,184
Total	$11,132	$13,022
For the three months ended January 31, 2017, the change in Other liabilities was due primarily to a decrease in Pension, post-retirement and post-employment liabilities. The decrease was due primarily to pension funding payments in anticipation of the Everett Transaction.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8: Financing Receivables and Operating Leases
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	January 31, 2017	October 31, 2016
	In millions
Minimum lease payments receivable	$7,158	$7,293
Unguaranteed residual value	235	231
Unearned income	(576)	(574)
Financing receivables, gross	6,817	6,950
Allowance for doubtful accounts	(84)	(89)
Financing receivables, net	6,733	6,861
Less: current portion(1)	(2,922)	(2,923)
Amounts due after one year, net(1)	$3,811	$3,938

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
The credit risk profile of gross financing receivables, based upon internal risk ratings, was as follows:

	As of
	January 31, 2017	October 31, 2016
	In millions
Risk Rating:
Low	$3,378	$3,484
Moderate	3,355	3,382
High	84	84
Total	$6,817	$6,950
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
Notes to Condensed Consolidated Financial Statements (Continued)
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
The allowance for doubtful accounts for financing receivables as of January 31, 2017 and October 31, 2016 and the respective changes during the three and twelve months then ended were as follows:

	As of
	January 31, 2017	October 31, 2016
	In millions
Balance at beginning of period	$89	$95
Provision for doubtful accounts	2	11
Write-offs	(7)	(17)
Balance at end of period	$84	$89
The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	January 31, 2017	October 31, 2016
	In millions
Gross financing receivables collectively evaluated for loss	$6,546	$6,667
Gross financing receivables individually evaluated for loss	271	283
Total	$6,817	$6,950
Allowance for financing receivables collectively evaluated for loss	$66	$73
Allowance for financing receivables individually evaluated for loss	18	16
Total	$84	$89
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	January 31, 2017	October 31, 2016
	In millions
Billed:(1)
Current 1-30 days	$302	$337
Past due 31-60 days	47	47
Past due 61-90 days	23	12
Past due > 90 days	63	59
Unbilled sales-type and direct-financing lease receivables	6,382	6,495
Total gross financing receivables	$6,817	$6,950
Gross financing receivables on non-accrual status(2)	$180	$163
Gross financing receivables 90 days past due and still accruing interest(2)	$91	$120

(1)	Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in machinery and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2017	October 31, 2016
	In millions
Equipment leased to customers	$5,481	$5,467
Accumulated depreciation	(2,176)	(2,134)
Total	$3,305	$3,333
Note 9: Acquisitions
Acquisitions
During the first three months of fiscal 2017, the Company completed the acquisition of SGI, a global leader in high-performance solutions for computer data analytics and data management. SGI's results of operations are included within the EG segment. The acquisition date fair value consideration of $349 million consisted of cash paid for outstanding common stock, debt and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $76 million of goodwill, $150 million of intangible assets, and $30 million of in-process research and development. The Company will amortize the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years. Goodwill is not deductible for tax purposes.
The purchase price allocation for acquisitions may reflect various preliminary fair value estimates and analysis, including preliminary work performed by third-party valuation specialists, certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and income based taxes, and residual goodwill, which are subject to change within the measurement period as valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined.
In January 2017, the Company entered into a definitive agreement to acquire SimpliVity, a leading provider of software-defined, hyperconverged infrastructure, for $650 million in cash. SimpliVity's results of operations will be included within the EG segment. The transaction closed on February 17, 2017.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In March 2017, the Company entered into a definitive agreement to acquire Nimble Storage, Inc. ("Nimble"), a provider of predictive all-flash and hybrid-flash storage solutions. The Company will pay $12.50 per share in cash, representing a net cash purchase price at closing of $1.0 billion. Nimble's results of operations will be included within the EG segment.
Note 10: Goodwill and Intangible Assets
Goodwill
Goodwill allocated to the Company's reportable segments as of January 31, 2017 and changes in the respective carrying amounts during the three months then ended were as follows:

	Enterprise Group	Enterprise Services(1)	Software	Financial Services	Total
	In millions
Balance at October 31, 2016(1)	$15,945	$—	$8,089	$144	$24,178
Goodwill acquired during the period	76	—	—	—	76
Changes due to foreign currency	(1)	—	—	—	(1)
Goodwill adjustments	(1)	—	—	—	(1)
Balance at January 31, 2017(1)	$16,019	$—	$8,089	$144	$24,252

(1)
Goodwill is net of accumulated impairment losses of $13.7 billion which were recorded prior to October 31, 2016. Of that amount, $8.0 billion relates to the Enterprise Services segment and the remaining $5.7 billion relates to the Software segment.

Goodwill is tested for impairment at the reporting unit level. As of January 31, 2017, the Company's reporting units are consistent with the reportable segments identified in Note 2. The Company will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.
Intangible Assets
The Company's intangible assets are composed of:

	As of January 31, 2017				As of October 31, 2016
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$1,453	$(342)	$(856)	$255	$1,394	$(322)	$(856)	$216
Developed and core technology and patents	4,261	(1,304)	(2,138)	819	4,190	(1,232)	(2,138)	820
Trade name and trademarks	193	(24)	(109)	60	178	(21)	(109)	48
In-process research and development	30	—	—	30	—	—	—	—
Total intangible assets	$5,937	$(1,670)	$(3,103)	$1,164	$5,762	$(1,575)	$(3,103)	$1,084
The increase in gross intangible assets during the first three months of fiscal 2017 was due primarily to $150 million of intangible assets and $30 million of in-process research and development in connection with the SGI acquisition. Intangible asset amortization expense for the three months ended January 31, 2017 and 2016 was $101 million and $218 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In-process research and development consists of efforts that are in process on the date the Company acquires a business. Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process research and development intangible assets upon completion of the projects. If an in-process research and development project is abandoned, the Company records an expense for the value of the related intangible asset to its Condensed Consolidated Statement of Earnings in the period of abandonment. No in-process research and development projects were completed or abandoned during the three months ended January 31, 2017.
As of January 31, 2017, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year:	In millions
2017 (remaining 9 months)	$279
2018	278
2019	231
2020	202
2021	62
2022	34
Thereafter	48
Total	$1,134
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2017				As of October 31, 2016
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$3,662	$—	$3,662	$—	$4,085	$—	$4,085
Money market funds	3,069	—	—	3,069	6,549	—	—	6,549
Equity securities in public companies	22	—	—	22	17	—	—	17
Foreign bonds	8	263	—	271	8	279	—	287
Other debt securities	—	—	35	35	—	—	35	35
Derivative Instruments:
Interest rate contracts	—	—	—	—	—	109	—	109
Foreign exchange contracts	—	550	—	550	—	660	—	660
Other derivatives	—	1	—	1	—	—	—	—
Total assets	$3,099	$4,476	$35	$7,610	$6,574	$5,133	$35	$11,742
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$159	$—	$159	$—	$6	$—	$6
Foreign exchange contracts	—	238	—	238	—	220	—	220
Other derivatives	—	—	—	—	—	2	—	2
Total liabilities	$—	$397	$—	$397	$—	$228	$—	$228
During the three months ended January 31, 2017, there were no transfers between levels within the fair value hierarchy.
Valuation Techniques
Cash Equivalents and Investments: The Company holds time deposits, money market funds, other debt securities primarily consisting of corporate and foreign government notes and bonds, and common stock and equivalents. The Company values cash equivalents and equity investments using quoted market prices, alternative pricing sources, including net asset value, or models utilizing market observable inputs. The fair value of debt investments was based on quoted market prices or model-driven valuations using inputs primarily derived from or corroborated by observable market data, and, in certain instances, valuation models that utilize assumptions which cannot be corroborated with observable market data.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Fair Value Disclosures
Short- and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Condensed Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. At January 31, 2017, the estimated fair value of the Company's short-term and long-term debt was $16.0 billion and the carrying value was $15.8 billion. At October 31, 2016, the estimated fair value of the Company's short-term and long-term debt was $16.3 billion and the carrying value was $16.1 billion. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified as Level 2 in the fair value hierarchy.
Other Financial Instruments: For the balance of the Company's financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in other accrued liabilities, the carrying amounts approximate fair value due to their short periods of time to maturity. If measured at fair value in the Condensed Consolidated Balance Sheets, these other financial instruments would be classified as Level 2 or Level 3 in the fair value hierarchy.
Non-Marketable Equity Investments and Non-Financial Assets: The Company's non-marketable equity investments and non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified as Level 3 in the fair value hierarchy.
Note 12: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of January 31, 2017				As of October 31, 2016
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$3,651	$—	$—	$3,651	$4,074	$—	$—	$4,074
Money market funds	3,069	—	—	3,069	6,549	—	—	6,549
Total cash equivalents	6,720	—	—	6,720	10,623	—	—	10,623
Available-for-Sale Investments:
Debt securities:
Time deposits	11	—	—	11	11	—	—	11
Foreign bonds	219	52	—	271	218	69	—	287
Other debt securities	47	—	(12)	35	47	—	(12)	35
Total debt securities	277	52	(12)	317	276	69	(12)	333
Equity securities:
Equity securities in public companies	22	—	—	22	21	—	(4)	17
Total equity securities	22	—	—	22	21	—	(4)	17
Total available-for-sale investments	299	52	(12)	339	297	69	(16)	350
Total cash equivalents and available-for-sale investments	$7,019	$52	$(12)	$7,059	$10,920	$69	$(16)	$10,973

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2017 and October 31, 2016, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of January 31, 2017 and October 31, 2016. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
The gross unrealized loss as of January 31, 2017 and October 31, 2016 was due primarily to a decline in the fair value of a debt security of $12 million for both periods, which has been in a continuous loss position for more than twelve months. The Company does not intend to sell this debt security, and it is not likely that the Company will be required to sell this debt security prior to the recovery of the amortized cost.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	January 31, 2017
	Amortized Cost	Fair Value
	In millions
Due in more than five years	$277	$317
Equity securities in privately held companies that are accounted for as cost basis investments are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These investments amounted to $129 million and $128 million at January 31, 2017 and October 31, 2016, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. These investments amounted to $2.6 billion at both January 31, 2017 and October 31, 2016. For further details, see Note 19, "Equity Method Investments".
Derivative Instruments
Hewlett Packard Enterprise is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments, primarily forward contracts, interest rate swaps and total return swaps to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities. The Company does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. The Company may designate its derivative contracts as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, the Company categorizes those economic hedges as other derivatives. Derivative instruments directly attributable to the Company are recognized at fair value in the Condensed Consolidated Balance Sheets. The change in fair value of the derivative instruments is recognized in the Condensed Consolidated Statements of Earnings or Condensed Consolidated Statements of Comprehensive Income depending upon the type of hedge, as further discussed below. The Company classifies cash flows from its derivative programs with the activities that correspond to the underlying hedged items in the Condensed Consolidated Statements of Cash Flows.
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
To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allow the Company to hold collateral from, or require the Company to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

generally posted within two business days. The fair value of the Company's derivatives, with credit contingent features, in a net liability position was $135 million and $9 million at January 31, 2017 and October 31, 2016, respectively, all of which were fully collateralized within two business days.
Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of January 31, 2017 and October 31, 2016.
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
For derivative instruments that are designated and qualify as fair value hedges, the Company recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Condensed Consolidated Statements of Earnings in the period of change.
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
Net Investment Hedges
The Company uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. The Company records the effective portion of such derivative instruments together with changes in the fair value of the hedged items in Cumulative translation adjustment as a separate component of Equity in the Condensed Consolidated Balance Sheets.
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency-denominated balance sheet exposures. The Company also uses total return swaps and, to a lesser extent, interest rate swaps, based on equity or fixed income indices, to hedge its executive deferred compensation plan liability.
For derivative instruments not designated as hedging instruments, the Company recognizes changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Condensed Consolidated Statements of Earnings in the period of change.
Hedge Effectiveness
For interest rate swaps designated as fair value hedges, the Company measures hedge effectiveness by offsetting the change in fair value of the hedged items with the change in fair value of the derivative. For forward contracts designated as cash flow or net investment hedges, the Company measures hedge effectiveness by comparing the cumulative change in fair value of the hedge contract with the cumulative change in fair value of the hedged item, both of which are based on forward rates. The

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Company recognizes any ineffective portion of the hedge in the Condensed Consolidated Statements of Earnings in the same period in which ineffectiveness occurs. Amounts excluded from the assessment of effectiveness are recognized in the Condensed Consolidated Statements of Earnings in the period they arise.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of January 31, 2017					As of October 31, 2016
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$9,500	$—	$—	$—	$159	$9,500	$—	$109	$—	$6
Cash flow hedges:
Foreign currency contracts	6,716	242	149	32	20	7,255	296	172	40	15
Net investment hedges:
Foreign currency contracts	1,929	43	21	17	38	1,891	53	28	23	28
Total derivatives designated as hedging instruments	18,145	285	170	49	217	18,646	349	309	63	49
Derivatives not designated as hedging instruments
Foreign currency contracts	11,801	90	5	123	8	16,496	100	11	103	11
Other derivatives	160	1	—	—	—	158	—	—	2	—
Total derivatives not designated as hedging instruments	11,961	91	5	123	8	16,654	100	11	105	11
Total derivatives	$30,106	$376	$175	$172	$225	$35,300	$449	$320	$168	$60
Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of January 31, 2017 and October 31, 2016, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of January 31, 2017
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$551	$—	$551	$260	$260	(1)	$31
Derivative liabilities	$397	$—	$397	$260	$48	(2)	$89

	As of October 31, 2016
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$769	$—	$769	$214	$465	(1)	$90
Derivative liabilities	$228	$—	$228	$214	$10	(2)	$4

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

Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three months ended January 31, 2017 and 2016 were as follows:

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2017	Hedged Item	Location	Three months ended January 31, 2017
		In millions			In millions
Interest rate contracts	Interest and other, net	$(262)	Fixed-rate debt	Interest and other, net	$262

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2016	Hedged Item	Location	Three months ended January 31, 2016
		In millions			In millions
Interest rate contracts	Interest and other, net	$133	Fixed-rate debt	Interest and other, net	$(133)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended January 31, 2017 were as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended January 31, 2017	Location	Three months ended January 31, 2017
	In millions		In millions
Cash flow hedges:
Foreign currency contracts	$60	Net revenue	$79
Foreign currency contracts	—	Cost of products	1
Foreign currency contracts	76	Interest and other, net	83
Total cash flow hedges	$136		$163
Net investment hedges:
Foreign currency contracts	$(2)	Interest and other, net	$—
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended January 31, 2016 was as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended January 31, 2016	Location	Three months ended January 31, 2016
	In millions		In millions
Cash flow hedges:
Foreign currency contracts	$91	Net revenue	$61
Foreign currency contracts	(6)	Cost of products	1
Foreign currency contracts	(1)	Other operating expenses	—
Foreign currency contracts	58	Interest and other, net	59
Total cash flow hedges	$142		$121
Net investment hedges:
Foreign currency contracts	$57	Interest and other, net	$—
As of January 31, 2017 and 2016, no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. For the three months ended January 31, 2017, there was no hedge ineffectiveness for fair value, cash flow and net investment hedges. For the three months ended January 31, 2016, hedge ineffectiveness for fair value, cash flow and net investment hedges was not material.
As of January 31, 2017, the Company expects to reclassify an estimated net Accumulated other comprehensive gain of approximately $16 million, net of taxes, to earnings in the next twelve months, along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Earnings for the three months ended January 31, 2017 and 2016 was as follows:

	Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended January 31, 2017
		In millions
Foreign currency contracts	Interest and other, net	$(47)
Other derivatives	Interest and other, net	3
Total		$(44)

	Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended January 31, 2016
		In millions
Foreign currency contracts	Interest and other, net	$8
Other derivatives	Interest and other, net	(5)
Total		$3

Note 13: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of
	January 31, 2017		October 31, 2016
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt	$2,732	2.5%	$2,774	1.7%
FS Commercial paper	336	0.02%	326	0.1%
Notes payable to banks, lines of credit and other(1)	452	2.3%	430	2.0%
Total notes payable and short-term borrowings	$3,520		$3,530

(1)
Notes payable to banks, lines of credit and other includes $406 million and $381 million at January 31, 2017 and October 31, 2016, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Long-Term Debt

	As of
	January 31, 2017	October 31, 2016
	In millions
Hewlett Packard Enterprise Senior Notes(1)
$2,250 issued at discount to par at a price of 99.944% in October 2015 at 2.45%, due October 5, 2017, interest payable semi-annually on April 5 and October 5 of each year	$2,249	$2,249
$2,650 issued at discount to par at a price of 99.872% in October 2015 at 2.85%, due October 5, 2018, interest payable semi-annually on April 5 and October 5 of each year	2,648	2,648
$3,000 issued at discount to par at a price of 99.972% in October 2015 at 3.6%, due October 15, 2020, interest payable semi-annually on April 15 and October 15 of each year	2,999	2,999
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 15, 2022, interest payable semi-annually on April 15 and October 15 of each year	1,348	1,348
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,494	2,494
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	750
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
$350 issued at par in October 2015 at three-month USD LIBOR plus 1.74%, due October 5, 2017, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	350	350
$250 issued at par in October 2015 at three-month USD LIBOR plus 1.93%, due October 5, 2018, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	250	250
EDS Senior Notes(1)
$300 issued October 1999 at 7.45%, due October 2029	312	312
Other, including capital lease obligations, at 0.00%-7.40%, due in calendar years 2017-2022(2)	315	382
Fair value adjustment related to hedged debt	(159)	103
Unamortized debt issuance costs(3)	(53)	(50)
Less: current portion	(2,732)	(2,774)
Total long-term debt	$12,270	$12,560

(1)	The Company may redeem some or all of the fixed-rate Hewlett Packard Enterprise Senior Notes and the EDS Senior Notes at any time in accordance with the terms thereof.

(2)
Other, including capital lease obligations includes $170 million and $181 million as of January 31, 2017 and October 31, 2016, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

(3)
In April 2015, the FASB issued ASU 2015-03, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability rather than an asset that is amortized. During the first quarter of fiscal 2017, the Company adopted the standard retrospectively for the prior period presented.

Hewlett Packard Enterprise Senior Notes
On November 23, 2016, Hewlett Packard Enterprise launched an offer to exchange new registered notes for all of the outstanding $14.6 billion of unregistered Senior Notes. The terms of the new registered Notes in the exchange offer are substantially identical to the terms of the previously unregistered Senior Notes, except that the new Notes are registered under the Securities Act, and certain transfer restrictions, registration rights and additional interest provisions relating to the outstanding Senior Notes do not apply to the new Notes. On December 30, 2016, the exchange offer for the registered Notes was completed.
As disclosed in Note 12, "Financial Instruments", the Company uses interest rate swaps to mitigate the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. As of January 31, 2017, the Company had entered into interest rate swaps to reduce the exposure of $9.5 billion of aggregate principal amount of fixed rate senior notes to changes in fair value resulting from changes in interest rates by achieving LIBOR-based floating interest expense. Interest rates on long-term debt in the table above have not been adjusted to reflect the impact of any interest rate swaps.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Interest expense on borrowings recognized in the Condensed Consolidated Statements of Earnings was as follows:

		Three months ended January 31,
Expense	Location	2017	2016
		In millions
Financing interest	Financing interest	$66	$58
Interest expense	Interest and other, net	92	80
Total interest expense		$158	$138
Available Borrowing Resources
The Company had the following resources available to obtain short- or long-term additional liquidity if needed:

As of January 31, 2017
In millions
Commercial paper programs	$4,164
Uncommitted lines of credit	$1,740
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
As contemplated by the Everett Transaction, during the first quarter of fiscal 2017, Everett SpinCo, Inc., the Company's wholly owned subsidiary, entered into a term loan facility in the principal amount of $2.0 billion. Everett SpinCo, Inc. also intends to issue Senior Notes in the principal amount of $1.05 billion. Funds to be borrowed under these arrangements will be used by Everett SpinCo, Inc. to fund a $3.0 billion dividend to Hewlett Packard Enterprise. Borrowings under these arrangements will either be transferred in connection with the Everett Transaction or repaid in the event that the merger does not occur.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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
Net Transfers from former Parent
Net transfers from former Parent are included within former Parent company investment in the Condensed Consolidated Balance Sheets. Former Parent historically used a centralized approach to cash management and the financing of its operations. Prior to the Separation, transactions between the Company and former Parent were considered to be effectively settled for cash at the time the transaction was recorded. The net effect of these transactions is included in Net transfer from former Parent in Condensed Consolidated Statements of Cash Flows.
Note 15: Stockholders' Equity
Taxes related to Other Comprehensive Income (Loss)

	Three months ended January 31,
	2017	2016
	In millions
Taxes on change in net unrealized (losses) gains on available-for-sale securities:
Tax (provision) benefit on net unrealized (losses) gains arising during the period	$(1)	$1
Tax benefit on losses reclassified into earnings	—	(3)
	(1)	(2)
Taxes on change in net unrealized (losses) gains on cash flow hedges:
Tax provision on net unrealized gains arising during the period	(31)	(15)
Tax provision on net gains reclassified into earnings	32	19
	1	4
Taxes on change in unrealized components of defined benefit plans:
Tax provision on gains arising during the period	(24)	—
Tax benefit on amortization of actuarial loss and prior service benefit	(6)	(5)
Tax provision on curtailments, settlements and other	(7)	(1)
	(37)	(6)
Tax benefit (provision) on change in cumulative translation adjustment	1	(20)
Tax provision on other comprehensive income	$(36)	$(24)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended January 31,
	2017	2016
	In millions
Other comprehensive income (loss), net of taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized (losses) gains arising during the period	$(14)	$3
Losses reclassified into earnings	—	6
	(14)	9
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized gains arising during the period	105	127
Net gains reclassified into earnings(1)	(131)	(102)
	(26)	25
Change in unrealized components of defined benefit plans:
Gains arising during the period	455	—
Amortization of actuarial loss and prior service benefit(2)	91	67
Curtailments, settlements and other	(7)	(19)
	539	48
Change in cumulative translation adjustment	(24)	(159)
Other comprehensive income (loss), net of taxes	$475	$(77)

(1)	Reclassification of pre-tax net gains on cash flow hedges into the Condensed Consolidated Statements of Earnings was as follows:

	Three months ended January 31,
	2017	2016
	In millions
Net revenue	$(79)	$(61)
Cost of products	(1)	(1)
Other operating expenses	—	—
Interest and other, net	(83)	(59)
	$(163)	$(121)

(2)	These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 4, "Retirement and Post-Retirement Benefit Plans."
The components of Accumulated other comprehensive loss, net of taxes as of January 31, 2017, and changes during the three months ended January 31, 2017 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$54	$35	$(5,642)	$(1,046)	$(6,599)
Other comprehensive (loss) income before reclassifications	(14)	105	539	(24)	606
Reclassifications of gains into earnings	—	(131)	—	—	(131)
Balance at end of period	$40	$9	$(5,103)	$(1,070)	$(6,124)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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
For the three months ended January 31, 2017, the Company retired a total of 27 million shares in connection with its share repurchase programs through open market repurchases, which were recorded as a $641 million reduction to stockholders' equity. Additionally, for the three months ended January 31, 2017, the Company had unsettled open market repurchases of 1.5 million shares, which were recorded as a $34 million reduction to stockholders' equity. As of January 31, 2017, the Company had a remaining authorization of $2.7 billion for future share repurchases.
Note 16: Net Earnings Per Share
The Company calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of restricted stock awards, stock options, and performance-based awards.
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended January 31,
	2017	2016
	In millions, except per share amounts
Numerator:
Net earnings	$267	$267
Denominator:
Weighted-average shares used to compute basic net EPS	1,669	1,761
Dilutive effect of employee stock plans	31	17
Weighted-average shares used to compute diluted net EPS	1,700	1,778
Net earnings per share:
Basic	$0.16	$0.15
Diluted	$0.16	$0.15
Anti-dilutive weighted-average stock awards(1)	7	64

(1)
The Company excludes stock awards where the assumed proceeds exceed the average market price from the calculation of diluted net EPS, because their effect would be anti-dilutive. The assumed proceeds of a stock award include the sum of its exercise price (if the award is an option), average unrecognized compensation cost and excess tax benefit.

Note 17: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against the Company. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of January 31, 2017, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Litigation, Proceedings and Investigations
Benedict v. Hewlett-Packard Company. This purported class action was filed on January 10, 2013 in the United States District Court for the Northern District of California alleging that certain technical support employees allegedly involved in installing, maintaining and/or supporting computer software and/or hardware for HP Inc. were misclassified as exempt employees under the FLSA. The plaintiffs also alleged that HP Inc. violated California law by, among other things, allegedly improperly classifying these employees as exempt. On February 13, 2014, the court granted plaintiffs' motion for conditional class certification. On May 7, 2015, plaintiffs filed a motion to certify a Rule 23 state class of certain Technical Solutions Consultants in California, Massachusetts, and Colorado that they claim were improperly classified as exempt from overtime under state law. On July 30, 2015, the court dismissed the Technology Consultant and certain Field Technical Support Consultant opt-ins from the conditionally certified FLSA collective action. The court denied plaintiffs' motion for Rule 23 class certification on March 29, 2016. On April 12, 2016, plaintiffs filed a notice of appeal of that decision to the United States Court of Appeal for the Ninth Circuit, which was denied. On July 13, 2016, the court granted HP’s motion to decertify the FLSA class that had been conditionally certified on February 13, 2014. Currently, only the claims of the three individual named plaintiffs remain in the district court. HP has reached settlements with each of the three individual named plaintiffs, pursuant to which this litigation will be voluntarily dismissed.
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
Department of Justice, Securities and Exchange Commission Proceedings. In April 2014, HP Inc. and HP Inc. subsidiaries in Russia, Poland, and Mexico collectively entered into agreements with the U.S. Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") to resolve claims of Foreign Corrupt Practices Act ("FCPA") violations. Pursuant to the terms of the resolutions with the DOJ and SEC, HP Inc. was required to undertake certain compliance, reporting

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

and cooperation obligations for a three-year period. In October of 2015, Hewlett Packard Enterprise contractually undertook the same compliance, reporting and cooperation obligations that were held by HP Inc. under the DOJ resolutions for the balance of the three-year period. Hewlett Packard Enterprise has reached a similar agreement with the Staff of the SEC, which is set forth in an amended SEC administrative order dated July 15, 2016.
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
Cisco Systems. On August 21, 2015, Cisco Systems, Inc. ("Cisco Systems") and Cisco Systems Capital Corporation ("Cisco Capital") filed an action in Santa Clara County Superior Court for declaratory judgment and breach of contract against HP Inc. in connection with a dispute arising out of a third-party's termination of a services contract with HP Inc. As part of that third-party services contract, HP Inc. separately contracted with Cisco on an agreement to utilize Cisco products and services. HP Inc. prepaid the entire amount due Cisco through a financing arrangement with Cisco Capital. Following the termination of HP Inc.'s services contract with the third-party, HP Inc. no longer required Cisco's products and services, and, accordingly, exercised its contractual termination rights under the agreement with Cisco, and requested that Cisco apply the appropriate credit toward the remaining balance owed Cisco Capital. This lawsuit relates to the calculation of that credit under the agreement between Cisco and HP Inc. Cisco contends that after the credit is applied, HP Inc. still owes Cisco Capital approximately $58 million. HP Inc. contends that under a proper reading of the agreement, HP Inc. owes nothing to Cisco Capital, and that Cisco owes a significant amounts to HP Inc. On December 18, 2015, the court held a status conference at which it lifted the responsive pleading and discovery stay. Following the conference, Cisco filed an amended complaint that abandons the claim for breach of contract set forth in the original complaint, and asserts a single cause of action for declaratory relief concerning the proper calculation of the cancellation credit. On January 19, 2016, HP Inc. filed a counterclaim for breach of contract simultaneously with its answer to the amended complaint. Expert discovery is scheduled to be completed by May 1, 2017. The court has set a trial date of November 6, 2017.
Washington DC Navy Yard Litigation: In December 2013, HP Enterprise Services, LLC ("HPES") was named in the first lawsuit arising out of the September 2013 Washington DC Navy Yard shooting that resulted in the deaths of twelve individuals. The perpetrator was an employee of The Experts, HPES's now-terminated subcontractor on HPES's IT services contract with the U.S. Navy. This initial action was filed in the Middle District of Florida but was transferred in February 2015 to the United States District Court for the District of Columbia so that it and all other known cases arising out of the shooting could be heard before the same Judge. A total of fifteen lawsuits have been filed, all of which are now pending in the United States District Court for the District of Columbia. All cases assert various negligence claims against HPES and The Experts. On September 15, 2016, the court issued an opinion, applicable to the first nine actions filed, granting in part and denying in part HPES's and The Experts' motions to dismiss. Defendants have moved to dismiss the remaining six actions.
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise: This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers.  Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals aged 40 and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

and terminated pursuant to a WFR plan on or after August 18, 2012.

Wall v. Hewlett-Packard Enterprise Company and HP Inc. This certified California class action and Private Attorney General Act action was filed against Hewlett-Packard Company on January17, 2012 and the fifth amended (and operative) complaint was filed against HP Inc. and Hewlett Packard Enterprise on June 24, 2016. The complaint alleges that the defendants paid earned incentive compensation late and failed to timely pay final wages in violation of the California Labor Code. On August 9, 2016, the court ordered the class certified without prejudice to a future motion to amend or modify the class certification order or to decertify. Trial is set to begin on May 22, 2017.

Hewlett-Packard Company v. Oracle (Itanium). On June 15, 2011, HP Inc. filed suit against Oracle in Santa Clara Superior Court in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.’s Itanium-based line of mission critical servers.  HP Inc. asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd.   The matter eventually progressed to trial, which was bifurcated into two phases.  HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers.  Phase 2 of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP Inc.’s damages claim infringed on Oracle’s First Amendment rights.  On August 27, 2015, the Court of Appeal rejected Oracle’s appeal.  The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016.  On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. $3 billion in damages:  $1.7 billion for past lost profits and $1.3 billion for future lost profits. On December 19, 2016, the trial court denied Oracle's request for a new trial. On January 17, 2017 Oracle filed a notice of appeal. On February 2, 2017, HP Inc. filed a cross-appeal. The Company expects that any appeal could take several years to be resolved and could materially affect the amount ultimately recovered by the Company. The amounts ultimately awarded, if any, would be recorded in the period received. Pursuant to the terms of the Separation and Distribution Agreement, HP Inc. and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the HP Inc./Hewlett Packard Enterprise separation on November 1, 2015.
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
Notes to Condensed Consolidated Financial Statements (Continued)
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
General Cross-indemnification
In connection with the Separation, the Company entered into a Separation and Distribution Agreement with HP Inc. effective November 1, 2015 where the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the Separation. As a result, as of January 31, 2017 and October 31, 2016, the Company has recorded both a receivable from HP Inc. of $55 million and $56 million, respectively, and a payable to HP Inc. of $40 million and $41 million, respectively, related to litigation matters and other contingencies.
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
Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc. effective November 1, 2015 that governs the rights and obligations of the Company and HP Inc. for certain pre-Separation tax liabilities. The Tax Matters Agreement provides that the Company and HP Inc. will share certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HP Inc.'s U.S. and certain non-U.S. income tax returns. In certain jurisdictions, the Company and HP Inc. have joint and several liability for past income tax liabilities and accordingly, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. In these cases, the Company records the entire liability, which is partially offset by the indemnification receivable from HP Inc., thereby reflecting the Company's net exposure in its Condensed Consolidated Balance Sheet.
In addition, if the Distribution of Hewlett Packard Enterprise's common shares to the HP Inc. stockholders are determined to be taxable, the Company and HP Inc. would share the tax liability equally, unless the taxability of the Distribution is the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

direct result of action taken by either the Company or HP Inc. subsequent to the Distribution in which case the party causing the Distribution to be taxable would be responsible for any taxes imposed on the Distribution.
As of January 31, 2017, the Company recorded a net long-term receivable of $1.3 billion from HP Inc. for certain tax liabilities that the Company is joint and severally liable for, but for which it is indemnified by HP Inc. under the Tax Matters Agreement. The actual amount that the Company may receive could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.
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
The Company's aggregate product warranty liabilities as of January 31, 2017, and changes during the three months ended January 31, 2017 were as follows:

Three months ended January 31, 2017
In millions
Balance at beginning of period	$497
Accruals for warranties issued	84
Adjustments related to pre-existing warranties (including changes in estimates)	(3)
Settlements made (in cash or in kind)	(61)
Balance at end of period	$517

Note 19: Equity Method Investments
The Company includes investments which are accounted for using the equity method, under Investments in equity interests on the Company's Condensed Consolidated Balance Sheets. As of January 31, 2017, the Company's Investments in equity interests primarily included $2.6 billion related to a 49% interest in H3C.

Investment in H3C
In May 2016, Tsinghua Holdings’ subsidiary, Unisplendour Corporation, purchased 51% of the new business named H3C, comprising Hewlett Packard Enterprise’s former H3C Technologies and China-based servers, storage and technology services business which were previously reported within the EG segment. The Company retained a 49% interest in the new company, which it records as an equity method investment.
During the three months ended January 31, 2017, the Company recorded a Loss from equity interests of $22 million in the Condensed Consolidated Statement of Earnings, $35 million of which represented basis difference amortization and $13 million primarily represented the Company's share of H3C's net income. This loss was reflected as a reduction in the carrying amount of Investments in equity interests in the Condensed Consolidated Balance Sheet as of January 31, 2017.
The Company also has commercial arrangements with H3C to buy and sell HPE branded servers, storage and technology services. During the three months ended January 31, 2017, HPE recorded approximately $260 million in sales to H3C, $91 million in purchases from H3C and $81 million in net payables due to H3C.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•
Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares the three months ended January 31, 2017 to the prior-year period.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations.  An analysis of our financial results comparing the three months ended January 31, 2017 to the prior-year period. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.

•
Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions, cross-indemnifications with HP Inc. (formerly known as "Hewlett-Packard Company" and also referred to in this Quarterly Report as "former Parent"), and off-balance sheet arrangements.

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Condensed Consolidated Financial Statements. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.
On November 1, 2015, HP Inc. spun-off Hewlett Packard Enterprise Company ("the Separation"). To effect the spin-off, HP Inc. distributed all of the shares of Hewlett Packard Enterprise Company common stock owned by HP Inc. to its stockholders on November 1, 2015. Holders of HP Inc. common stock received one share of Hewlett Packard Enterprise Company for every share of HP Inc. stock held as of the record date. As a result of the spin-off, we now operate as an independent, publicly-traded company.
September 2016 Announcement of Spin-Off and Merger of Software Segment
On September 7, 2016, we announced plans to spin-off and merge our Software segment (“Seattle”) with Micro Focus International plc (“Micro Focus”), a global software company dedicated to delivering and supporting enterprise software solutions (collectively, the “Seattle Transaction”). Our decision will create two businesses that are stronger, more focused and better able to innovate and adapt in today's market, delivering faster outcomes to our customers. The combination of Seattle with Micro Focus will create one of the world's largest pure-play enterprise software companies. Upon the completion of the Seattle Transaction, which we currently anticipate to close on September 1, 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise and approximately 50.1% of the new combined company. The transaction also includes a cash dividend of $2.5 billion to Hewlett Packard Enterprise. Preceding the close of the Seattle Transaction, we expect to incur one-time costs of approximately $700 million to separate the Software segment from Hewlett Packard Enterprise. The Seattle Transaction is subject to certain customary closing conditions, including approval by Micro Focus shareholders, the effective filing of certain registration statements, regulatory approvals, the anticipated tax treatment of the Seattle Transaction, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain required foreign anti-trust approvals.
We will record a deferred tax asset on the Seattle Transaction costs and expenses as they are incurred through fiscal 2017. We expect that a portion of these deferred tax assets associated with the Seattle Transaction costs and expenses will be eliminated, as non-deductible expenses, at the time the Seattle Transaction is executed.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

May 2016 Announcement of Enterprise Services Business Spin-Off and Merger
On May 24, 2016, we announced plans for a tax-free spin-off and merger of our Enterprise Services business ("Everett" or "Everett SpinCo, Inc.") with Computer Sciences Corporation ("CSC") (collectively, the "Everett Transaction"). Immediately following the Everett Transaction, which is currently targeted to be completed at or near April 1, 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise Company and approximately 50.1% of the new combined company. Mr. J. Michael Lawrie, the current head of CSC, will become chairman, president and CEO of the new combined company and Ms. Margaret C. Whitman, President and CEO of HPE, will join the Board of Directors. The transaction also includes a cash dividend of $3.0 billion to Hewlett Packard Enterprise. Preceding the close of the Everett Transaction, we expect to incur one-time costs of approximately $900 million to separate the Enterprise Services business from Hewlett Packard Enterprise. The majority of these costs will be offset by lower costs associated with the Fiscal 2015 Restructuring Plan. The Everett Transaction is subject to certain customary closing conditions.
We will record a deferred tax asset on the Everett Transaction costs and expenses as they are incurred through fiscal 2017. We expect that a portion of these deferred tax assets associated with the Everett Transaction costs and expenses will be eliminated, as non-deductible expenses, at the time the Everett Transaction is executed. Furthermore, we expect to effect certain internal reorganizations of, and transactions among, our wholly-owned subsidiaries and operating activities in preparation for the Everett Transaction. As a result, the divestiture of the Everett business may result in a decrease to deferred tax assets in future periods. Our results of operations could be materially impacted in any future period by these matters.
The following Overview, Results of Operations and Liquidity discussions and analysis compare the three months ended January 31, 2017 to the prior-year period, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of January 31, 2017, unless otherwise noted.
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
We organize our business into five segments for financial reporting purposes: the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for the three months ended January 31, 2017, as compared to the prior-year period:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	HPE Consolidated	Enterprise Group		Enterprise Services	Software	Financial Services	Corporate Investments(3)
	Dollars in millions, except for per share amounts
Net revenue(1)	$11,407	$6,325		$4,037	$721	$823	$—
Year-over-year change %	(10.4)%	(11.9)%		(11.4)%	(7.6)%	6.1%	NM
Earnings from operations(2)	$463	$802		$283	$154	$78	$(43)
Earnings from operations as a % of net revenue	4.1%	12.7%		7.0%	21.4%	9.5%	NM
Year-over-year change percentage points	1.1pts	(0.7	)pts	2.2pts	4.0pts	(3.4)pts	NM
Net earnings	$267
Net earnings per share
Basic	$0.16
Diluted	$0.16

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs and eliminations, stock-based compensation expense, amortization of intangible assets, restructuring charges, separation costs, acquisition and other related charges, and defined benefit plan settlement charges and remeasurement benefit.

(3)	"NM" represents not meaningful.
Net revenue decreased 10.4% (decreased 9.0% on a constant currency basis) in the three months ended January 31, 2017, as compared to the prior-year period. The leading contributor to the net revenue decrease was lower EG revenue due to a combination of factors, including the impact of the divestiture of our controlling interest in the H3C Technologies and China-based Server, Storage and Technology Services businesses ("H3C divestiture") and lower revenue from Servers and Storage due to market demand challenges and execution issues. Additionally, net revenue decreased as a result of lower ES revenue due to the impact of the divestiture of the MphasiS business and weak demand across the Europe, Middle East and Africa ("EMEA") region. Gross margin was 28.9% ($3.3 billion) and 28.4% ($3.6 billion) for the three months ended January 31, 2017 and 2016, respectively. The 0.5 percentage point increase in gross margin was due primarily to service delivery efficiencies as a result of cost savings associated with our ongoing restructuring programs in ES, partially offset by lower gross margins in EG and FS. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. Operating margin increased 1.1 percentage points in the three months ended January 31, 2017, as compared to the prior-year period, due to an increase in gross margin and lower selling, general and administrative ("SG&A") and research and development ("R&D") expenses as a percentage of net revenue, due to improved expense management.
As of January 31, 2017, cash and cash equivalents and short-term and long-term investments were $9.9 billion, representing a decrease of approximately $3.1 billion from the October 31, 2016 balance of $13.0 billion. The decrease in cash and cash equivalents and short-term and long-term investments during the three months ended January 31, 2017 was due primarily to the following factors: net cash used in operating cash flows of $1.5 billion, which includes $1.9 billion of pension funding payments in anticipation of the Everett Transaction, investments in property, plant and equipment net of sales proceeds of $0.8 billion and cash utilization for share repurchases and dividends of $0.75 billion.
We are in the process of addressing many challenges facing our business. One set of challenges relates to dynamic and accelerating market trends, such as the market shift to cloud-related IT infrastructure, software and services, and the growth in software-as-a-service ("SaaS") business models. Certain of our legacy hardware businesses face challenges as customers migrate to cloud-based offerings and reduce their purchases of hardware products. Additionally, our legacy software business derives a large portion of its revenues from upfront license sales, some of which, over time, can be expected to shift to SaaS. Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions, our business-specific competitors are exerting increased competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution.

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

•
In ES, we are facing challenges, including weak demand across the EMEA region, particularly the UK public sector business, managing the revenue runoff from several large contracts and a competitive pricing environment. We are also experiencing commoditization in the IT infrastructure services market that is placing pressure on traditional infrastructure technology outsourcing ("ITO") pricing and cost structures. There is also an industry-wide shift to highly automated, asset-light delivery of IT infrastructure and applications leading to headcount consolidation. To continue to be successful in addressing these challenges, we must continue to execute on the ES multi-year turnaround plan, which includes a cost reduction initiative to align our costs to our revenue trajectory, a focus on new logo wins and Strategic Enterprise Services ("SES") and initiatives to improve execution in sales performance and accountability, contracting practices and pricing. On May 24, 2016, we announced plans for a tax-free spin-off and merger of our Enterprise Services business with Computer Sciences Corporation.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during three months ended January 31, 2017, to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, which is incorporated herein by reference.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements, see Note 1, "Overview and Basis of Presentation", to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31,
	2017		2016
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$11,407	100.0%	$12,724	100.0%
Cost of sales	8,108	71.1%	9,112	71.6%
Gross profit	3,299	28.9%	3,612	28.4%
Research and development	485	4.3%	585	4.6%
Selling, general and administrative	1,759	15.4%	1,998	15.7%
Amortization of intangible assets	101	0.8%	218	1.8%
Restructuring charges	177	1.6%	311	2.4%
Acquisition and other related charges	44	0.4%	37	0.3%
Separation costs	276	2.4%	79	0.6%
Defined benefit plan settlement charges and remeasurement (benefit)	(6)	(0.1)%	—	—
Earnings from operations	463	4.1%	384	3.0%
Interest and other, net	(78)	(0.6)%	(80)	(0.6)%
Tax indemnification adjustments	(18)	(0.3)%	15	0.1%
Loss from equity interests	(22)	(0.2)%	—	—
Earnings before taxes	345	3.0%	319	2.5%
Provision for taxes	(78)	(0.7)%	(52)	(0.4)%
Net earnings	$267	2.3%	$267	2.1%
Net Revenue
For the three months ended January 31, 2017, as compared to the prior-year period, total net revenue decreased 10.4% (decreased 9.0% on a constant currency basis). U.S. net revenue decreased 5.9% to $4.4 billion, while net revenue from outside of the U.S. decreased 13.0% to $7.0 billion.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The components of the weighted net revenue change by segment were as follows:

Three months ended January 31, 2017
Percentage Points
Enterprise Group	(6.7)
Enterprise Services	(4.1)
Software	(0.5)
Financial Services	0.4
Corporate Investments/Other(1)	0.5
Total HPE	(10.4)

(1)	Primarily related to the elimination of intersegment net revenue.
Three months ended January 31, 2017 compared with three months ended January 31, 2016
From a segment perspective, the primary factors contributing to the change in total Company net revenue are summarized as follows:

•
EG net revenue decreased due to a combination of factors including the impact of the H3C divestiture in May 2016, which resulted in revenue declines in each of the EG business units, a decline in Servers and Storage revenues due to market and customer demand challenges, competitive pricing pressure, and execution issues;

•
ES net revenue decreased due primarily to the divestiture of the MphasiS business during the fourth quarter of fiscal 2016, weak business demand in the EMEA region, particularly in our U.K. public sector business, revenue run-off from several large contracts in the Americas ("AMS") region, and unfavorable currency fluctuations, primarily the euro and the British pound;

•
Software net revenue decreased due primarily to a business divestiture in the prior year, unfavorable foreign currency fluctuations and an ongoing decline in license revenue as a result of the market shift to SaaS solutions; and

•	FS net revenue increased due primarily to higher rental revenue resulting from an increase in average operating lease assets, along with higher asset management revenue from lease buyouts.
A more detailed discussion of segment revenue is included under "Segment Information" below.
Gross Margin
Three months ended January 31, 2017 compared with three months ended January 31, 2016
For the three months ended January 31, 2017, as compared to the prior-year period, total gross margin increased 0.5 percentage points. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•
ES gross margin increased due primarily to service delivery efficiencies as a result of cost savings associated with our ongoing restructuring programs, including improvements in our headcount cost location mix that resulted in a higher percentage of our headcount in lower cost locations;

•	Software gross margin decreased due primarily to an unfavorable revenue mix resulting from lower support and higher SaaS revenue as our support products carry higher gross margins;

•	EG gross margin decreased due to the impact of the H3C divestiture, commodity supply constraints and competitive pricing pressures, particularly in Storage, and unfavorable currency fluctuations; and

•	FS gross margin decreased due primarily to the impact of a bad debt reserve release in the prior-year period, along with lower portfolio margins due to higher borrowing costs.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.
Operating Expenses
Research and Development
Research and development expense decreased 17% for the three months ended January 31, 2017, as compared to the prior-year period. The decrease was due primarily to business divestitures, primarily the H3C divestiture, and lower spending in Hewlett Packard Labs and cloud-related activities.
Selling, General and Administrative
Selling, general and administrative expense decreased 12% for the three months ended January 31, 2017, as compared to the prior-year period, due to a combination of factors including the absence of expenses in the current period from businesses divested subsequent to the prior-year period, in particular H3C, favorable foreign currency fluctuations, lower bad debt expense resulting from a larger reserve release in the current period, and improved expense management. This decrease was partially offset by the impact of a gain from a business divestiture in the prior-year period.
Amortization of Intangible Assets
Amortization expense decreased 54% for the three months ended January 31, 2017, as compared to the prior-year period, due primarily to certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods.
Restructuring Charges
Restructuring charges decreased for the three months ended January 31, 2017, as compared to the prior-year period, due to charges in the prior-year period from the multi-year restructuring plan initially announced in May 2012 (the “2012 Plan”) and lower charges in the current period from the restructuring plan we announced in September 2015 (the “2015 Plan”). As of October 31, 2016, the 2012 Plan was substantially complete.
Acquisition and Other Related Charges
Acquisition and other related charges increased for the three months ended January 31, 2017, as compared to the prior-year period, due primarily to charges resulting from the acquisition of Silicon Graphics International Corp. ("SGI"), including a non-cash inventory fair value adjustment charge, retention costs and professional services and legal fees.
Separation Costs
Separation costs includes costs resulting from the Everett and Seattle Transactions and costs resulting from the Separation in fiscal 2015.
Separation costs increased for the three months ended January 31, 2017, as compared to the prior-year period, due to higher costs from the Everett and Seattle Transactions in the current period, partially offset by lower costs from the Separation. The costs from the Everett and Seattle Transactions consist primarily of amounts for third-party consulting and contractor expenses. The decline in costs resulting from the Separation was due to costs associated with this transaction winding down.
Defined Benefit Plan Settlement Charges and Remeasurement Benefit
Defined benefit plan settlement charges and remeasurement benefit in fiscal 2017 represents an adjustment to net periodic pension benefit cost resulting from the remeasurement of certain Hewlett-Packard Enterprise pension plans due to plan separations in anticipation of the Everett Transaction.
Interest and Other, Net
Interest and other, net expense decreased by $2 million for the three months ended January 31, 2017, as compared to the prior-year period. The change from period to period is due primarily to the favorable impact from an other-than-temporary impairment of a public equity investment in the prior-year period, partially offset by the unfavorable impact of higher foreign currency exchange losses in the current period.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Tax Indemnification Adjustments
Tax indemnification expense of $18 million for the three months ended January 31, 2017 resulted from the settlement of certain pre-Separation tax liabilities for which the Company and HP Inc. share joint and several liability, and for which the Company is partially indemnified by HP Inc. under the Tax Matters Agreement.
Loss from Equity Interests
Loss from equity interests represents our 49% interest in the H3C partnership with Tsinghua Holdings. The loss of $22 million for the three months ended January 31, 2017 was due primarily to the $35 million amortization of our interest in a basis difference.
Provision for Taxes
Our effective tax rate was 22.6% and 16.3% for the three months ended January 31, 2017 and 2016, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the U.S.
The effective tax rate was higher for the three months ended January 31, 2017 as compared to the prior-year period due to the impact of varying tax rates on certain discrete items, primarily separation costs and restructuring charges.
For the three months ended January 31, 2017, we recorded $108 million of net income tax benefits related to items discrete to the period. These amounts primarily included a tax benefit of $138 million on separation costs, restructuring charges, and acquisition and other related charges, partially offset by $19 million of income tax charges related to pre-Separation tax matters.
For the three months ended January 31, 2016, we recorded $110 million of net income tax benefits related to various items discrete to the period. These amounts primarily included a tax benefit of $104 million on restructuring charges, separation costs, and acquisition and other related charges.
Segment Information
A description of the products and services for each segment can be found in Note 2, "Segment Information", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.
Effective at the beginning of the first quarter of fiscal 2017, we implemented organizational changes to align our segment financial reporting more closely with our current business structure. These organizational changes resulted in: (i) within the Enterprise Group segment, primarily, the transfer of the big data storage product group previously reported within the Servers business unit to the Storage business unit; the transfer of the Aruba services capabilities previously reported within the Networking business unit into the Technology Services business unit; and (ii) the transfer of the Communications and Media Solutions product group previously reported within the Enterprise Services segment to the Technology Services business unit within the Enterprise Group segment.
We reflected these changes to our segment information retrospectively to the earliest period presented, which resulted in: (i) within the Enterprise Group Segment, primarily, the transfer of net revenue from the big data storage product group previously reported within the Servers business unit to the Storage business unit; the transfer of net revenue from the Aruba services capabilities previously reported within the Networking business unit to the Technology Services business unit; and (ii) the transfer of net revenue, related eliminations of intersegment revenues and operating profit related to the Communications and Media Solutions product group previously reported within the Application and Business Services ("ABS") business unit in the Enterprise Services segment to the Technology Services business unit within the Enterprise Group segment.
These changes had no impact on our previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Enterprise Group

	Three months ended January 31,
	2017	2016	% Change
	Dollars in millions
Net revenue	$6,325	$7,182	(11.9)%
Earnings from operations	$802	$964	(16.8)%
Earnings from operations as a % of net revenue	12.7%	13.4%
The components of the weighted net revenue change by business unit were as follows:

	Three months ended January 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2017	2016	2017
	Dollars in millions
Servers	$3,103	$3,536	(6.0)
Networking	549	824	(3.8)
Storage	730	837	(1.5)
Technology Services	1,943	1,985	(0.6)
Total Enterprise Group	$6,325	$7,182	(11.9)
Three months ended January 31, 2017 compared with three months ended January 31, 2016
EG net revenue decreased 11.9% (decreased 11.0% on a constant currency basis) for the three months ended January 31, 2017. The decrease in EG net revenue was due to a combination of factors including the impact of the H3C divestiture in May 2016, which resulted in revenue declines in each of the EG business units, a decline in Servers and Storage revenues due to market and customer demand challenges, competitive pricing pressure, and execution issues. EG continues to experience revenue growth challenges due to market trends, including the shift of workloads to cloud deployment models, emergence of software-defined architectures, growth in IT consumption models, and a highly competitive pricing environment. Partially offsetting the decrease in net revenue was the revenue contribution in the current period from our acquisition of SGI.
Servers net revenue decreased 12% due primarily to a contraction in the market for core server products, sales go-to-market execution issues and unfavorable currency fluctuations. These decreases were partially offset by growth in Mission Critical Servers ("MCS"), in part, as a result of the revenue contribution from SGI. Industry standard servers unit volumes decreased 17%, partially offset by a 3% increase in average unit prices ("AUPs"). The decrease in unit volumes was primarily in the Rack and Density Optimized product categories as a result of market softness in the enterprise and small and medium business market sectors. The increase in AUPs was experienced primarily in the Density Optimized product category, resulting from increased option attach activity. The increase in MCS revenue was due to growth in the Non-Stop and MCS x86 product categories. Networking net revenue decreased 33% due primarily to the impact of the H3C divestiture, partially offset by revenue growth in Aruba hardware products, primarily campus switching and wireless local area network products. Storage net revenue decreased 13% as a result of a decline in converged storage and traditional storage solutions as a result of continued market weakness and internal go-to-market sales execution issues, partially offset by growth in 3PAR All-Flash Array products. TS net revenue declined 2% due primarily to the impact of the H3C divestiture and unfavorable currency fluctuations. Partially offsetting the TS revenue decrease was growth in HPE Data Center Care, HPE Proactive Care support solutions, Aruba services, and revenue from SGI.
For the three months ended January 31, 2017, EG earnings from operations as a percentage of net revenue decreased 0.7 percentage points. The decrease was due to a decline in gross margin and an increase in operating expenses as percentage of net revenue. The gross margin decline was due to the impact of the H3C divestiture, commodity supply constraints and competitive pricing pressures, particularly in Storage, and unfavorable currency fluctuations, partially offset by higher option attach rates in Servers and improved gross margin in TS. Operating expense as a percentage of net revenue slightly increased, as the revenue decline outpaced the reduction in operating expense. The decrease in operating expenses was due primarily to the impact of the H3C divestiture, partially offset by expenses from SGI.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Enterprise Services

	Three months ended January 31,
	2017	2016	% Change
	Dollars in millions
Net revenue	$4,037	$4,555	(11.4)%
Earnings from operations	$283	$218	29.8%
Earnings from operations as a % of net revenue	7.0%	4.8%
The components of the weighted net revenue change by business unit were as follows:

	Three months ended January 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2017	2016	2017
	Dollars in millions
Application and Business Services	$1,400	$1,681	(6.2)
Infrastructure Technology Outsourcing	2,637	2,874	(5.2)
Total Enterprise Services	$4,037	$4,555	(11.4)
Three months ended January 31, 2017 compared with three months ended January 31, 2016
ES net revenue decreased 11.4% (decreased 9.4% on a constant currency basis) for the three months ended January 31, 2017. The net revenue decrease in ES was due primarily to the divestiture of the MphasiS business during the fourth quarter of fiscal 2016, weak business demand in the EMEA region, particularly in our U.K. public sector business, revenue run-off from several large contracts in the AMS region, and unfavorable currency fluctuations, primarily the euro and the British pound. The net revenue decrease was partially offset by growth in our SES portfolio, driven by our helion managed cloud and analytics and data management services. SES revenue growth was across all regions, led by the AMS and EMEA regions.
Net revenue in ABS declined 17% for the three months ended January 31, 2017, due primarily to the divestiture of the MphasiS business, revenue run-off from several large contracts in the AMS region and the U.S. public sector business, weak demand across the EMEA region, particularly the U.K. public sector business, and unfavorable currency fluctuations. Partially offsetting the decrease in ABS was revenue growth in our SES portfolio, driven by analytics and data management services. Net revenue in ITO decreased 8% for the three months ended January 31, 2017 due primarily to weakness in the EMEA region, particularly the U.K. public sector business, revenue run-off from several large contracts in the AMS region, and unfavorable currency fluctuations, particularly the euro and the British pound. This decline was partially offset by revenue growth in our SES portfolio driven by our helion managed cloud services.
For the three months ended January 31, 2017, ES earnings from operations as a percentage of net revenue increased 2.2 percentage points. The increase in operating margin was due to an increase in gross margin which was partially offset by a slight increase in operating expense as a percentage of net revenue. Gross margin increased due primarily to service delivery efficiencies as a result of cost savings associated with our ongoing restructuring programs, including improvements in our headcount cost location mix that resulted in a higher percentage of our headcount in lower cost locations. Operating expense as a percentage of net revenue slightly increased as the reduction in operating expenses matched the revenue decline. The decrease in operating expenses was due primarily to lower field selling costs and administrative expenses resulting from the divestiture of the MphasiS business and cost structure reductions, partially offset by the impact of a gain from a business divestiture in the prior-year period.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Software

	Three months ended January 31,
	2017	2016	% Change
	Dollars in millions
Net revenue	$721	$780	(7.6)%
Earnings from operations	$154	$136	13.2%
Earnings from operations as a % of net revenue	21.4%	17.4%
Three months ended January 31, 2017 compared with three months ended January 31, 2016
Software net revenue decreased 7.6% (decreased 6.4% on a constant currency basis) for the three months ended January 31, 2017. Revenue growth in Software is being challenged by the overall market shift to SaaS solutions which is impacting growth in license and support revenue. For the three months ended January 31, 2017, net revenue growth was also negatively impacted by a business divestiture in the prior year, and unfavorable foreign currency fluctuations. As a result, net revenue from licenses, support and professional services decreased by 9%, 9% and 7%, respectively, while net revenue from SaaS increased by 4%.
The decrease in license net revenue was due primarily to the divestiture of the TippingPoint business during the second quarter of fiscal 2016. The decline in license revenue was also attributable to the market shift to SaaS solutions, which resulted in lower revenue, particularly from big data analytics platform licenses, offset by license revenue growth in enterprise security products. The decrease in support net revenue was due primarily to the divestiture of the TippingPoint business, ongoing declines in license revenue and unfavorable currency fluctuations. Professional services net revenue decreased during the period due primarily to lower revenue within the big data analytics portfolio. SaaS net revenue increased during the period driven primarily by growth in IT operations management and enterprise security products, reflecting the overall market shift to SaaS solutions.
For the three months ended January 31, 2017, Software earnings from operations as a percentage of net revenue increased 4.0 percentage points due primarily to a decrease in operating expense as a percentage of net revenue, partially offset by a decrease in gross margin. The decrease in operating expense as a percentage of net revenue was driven primarily by improved expense management resulting in reduced marketing program and R&D expenses. The decrease in operating expenses as a percentage of net revenue was also driven by reduced litigation costs and the divestiture of the TippingPoint business during the second quarter of fiscal 2016. The decrease in gross margin was due primarily to an unfavorable revenue mix resulting from lower support and higher SaaS revenue as our support products carry higher gross margins.
Financial Services

	Three months ended January 31,
	2017	2016	% Change
	Dollars in millions
Net revenue	$823	$776	6.1%
Earnings from operations	$78	$100	(22.0)%
Earnings from operations as a % of net revenue	9.5%	12.9%
Three months ended January 31, 2017 compared with three months ended January 31, 2016
FS net revenue increased by 6.1% (increased 7.5% on a constant currency basis) for the three months ended January 31, 2017. The net revenue increase was due primarily to higher rental revenue resulting from an increase in average operating lease assets, along with higher asset management revenue from lease buyouts. These increases were partially offset by unfavorable currency fluctuations.
FS earnings from operations as a percentage of net revenue decreased 3.4 percentage points for the three months ended January 31, 2017 due to a decrease in gross margin, partially offset by a decrease in operating expense as a percentage of net revenue. The decrease in gross margin was due primarily to the impact of a bad debt reserve release in the prior-year period

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

along with lower portfolio margins due to higher borrowing costs. Operating expense as a percentage of net revenue decreased primarily as a result of the net revenue increase.
Financing Volume

	Three months ended January 31,
	2017	2016
	In millions
Total financing volume	$1,343	$1,498
New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 10.3% for the three months ended January 31, 2017 due primarily to lower financing associated with HPE and third-party product sales and related service offerings, along with unfavorable currency fluctuations.
Portfolio Assets and Ratios
The FS business model is asset intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from our internal management reporting system. The accounting policies used to derive FS amounts are substantially the same as those used by the Company. However, intercompany loans and certain accounts that are reflected in the segment balances are eliminated in our Condensed Consolidated Financial Statements.
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	January 31, 2017	October 31, 2016
	Dollars in millions
Financing receivables, gross	$6,817	$6,950
Net equipment under operating leases	3,305	3,333
Capitalized profit on intercompany equipment transactions(1)	631	612
Intercompany leases(1)	1,878	2,057
Gross portfolio assets	12,631	12,952
Allowance for doubtful accounts(2)	84	89
Operating lease equipment reserve	45	45
Total reserves	129	134
Net portfolio assets	$12,502	$12,818
Reserve coverage	1.0%	1.0%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)	Intercompany activity is eliminated in consolidation.

(2)	Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.2 billion and $11.4 billion at January 31, 2017 and October 31, 2016, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both January 31, 2017 and October 31, 2016 was $1.6 billion.

At January 31, 2017 and October 31, 2016, FS cash and cash equivalents balances were approximately $816 million and $788 million, respectively.
Net portfolio assets at January 31, 2017 decreased 2.5% from October 31, 2016. The decrease generally resulted from portfolio runoff in excess of new financing volume, along with unfavorable currency impacts.
FS bad debt expense includes charges to general reserves and specific reserves for sales-type, direct-financing and operating leases. For the three months ended January 31, 2017, FS recorded net bad debt expense of $4.8 million. For the three

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

months ended January 31, 2016, FS recorded a $15 million benefit to the bad debt expense as a result of the release of previously recorded general reserve and lower charges recorded for specific reserves.
Corporate Investments

	Three months ended January 31,
	2017	2016	% Change
	Dollars in millions
Net revenue	$—	$1	NM
Loss from operations	$(43)	$(99)	(57)%
Loss from operations as a % of net revenue(1)	NM	NM	NM

(1)	"NM" represents not meaningful.
Corporate Investments net revenue represents IP-related royalty revenue and residual activity from certain cloud-related incubation projects.
For the three months ended January 31, 2017, as compared to the prior-year period, Corporate Investments loss from operations decreased by 57% due to lower spending on certain cloud-related incubation activities and lower expenses in Hewlett Packard Labs.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, acquisitions, restructuring activities, remaining separation costs, divestiture transaction costs, maturing debt, interest payments, income tax payments, and the payment of future stockholder dividends, in addition to any future investments and any future share repurchases. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. For example, under the Tax Matters Agreement entered into in connection with the Separation, we will generally be prohibited, except in specific circumstances, from issuing equity securities beyond certain thresholds for a two year period following the Separation. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I, each of which is incorporated herein by reference.
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
Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may, from time to time, be subject to short-term intercompany loans into the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, some would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign earnings is restricted by local law. Except for foreign earnings that are considered indefinitely reinvested outside of the U.S., we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the U.S. and we would meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
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
In the first three months of fiscal 2017, we repurchased an aggregate of $0.6 billion as a result of our share repurchase program. For more information on our share repurchase program, refer to Note 15, "Stockholders' Equity", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
During the first quarter of fiscal 2017, we completed the acquisition of SGI, which resulted in a cash payment of $346 million.
In February 2017, we completed the acquisition of SimpliVity, which resulted in a cash payment of $650 million. In March 2017, we entered into a definitive agreement to acquire Nimble Storage, Inc. (“Nimble”). We will pay $12.50 per share in cash, representing a net cash purchase price at closing of $1.0 billion.
On May 24, 2016, we announced the Everett Transaction, which is currently targeted to be completed at or near April 1, 2017. Immediately following the Everett Transaction, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise Company and approximately 50.1% of the new combined company. The transaction also includes a cash dividend of $3.0 billion to Hewlett Packard Enterprise. Preceding the close of the transaction, we expect to incur one-time costs of approximately $900 million to separate Everett from Hewlett Packard Enterprise. The majority of these costs will be offset by lower costs associated with our Fiscal 2015 Restructuring Plan.
In connection with the Everett Transaction, there will be a transfer of pension liabilities for certain pension plans to Everett SpinCo, Inc. As of January 31, 2017, the transfer is targeted to be completed at or near April 1, 2017. The approximate net pension liability to be transferred is pursuant to the transaction agreements, wherein we are expected to fund the transferred net pension liability in excess of $570 million. We initially estimated the total funding amount to be in the range of $2.0 billion to $3.0 billion. We currently estimate the total funding amount to be approximately $1.9 billion, which equals the payment made in the first quarter of fiscal 2017. However, the exact amount of the funding will not be known until the transaction completion date.
On September 7, 2016, we announced the Seattle Transaction, which will create a pure-play enterprise software company. Upon the completion of the transaction, which is currently anticipated to close on September 1, 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise and approximately 50.1% of the new combined company. The transaction also includes a cash dividend of $2.5 billion to Hewlett Packard Enterprise. Preceding the close of the Seattle Transaction, we expect to incur one-time costs of approximately $700 million to separate Seattle from Hewlett Packard Enterprise.
Liquidity

	Three months ended January 31
	2017	2016
	In millions
Net cash used in operating activities	$(1,464)	$(75)
Net cash used in investing activities	(1,157)	(692)
Net cash used in financing activities	(508)	(570)
Net decrease in cash and cash equivalents	$(3,129)	$(1,337)
Operating Activities
For the three months ended January 31, 2017, net cash used in operating activities increased by $1.4 billion as compared to the prior-year period. The increase was due primarily to a payment of $1.9 billion for pension funding in connection with the Everett Transaction, partially offset by favorable working capital improvements.
As of January 31, 2017, the cash conversion cycle increased by six days as compared to October 31, 2016. As of January 31, 2016, the cash conversion cycle increased by eight days as compared to October 31, 2015. As a result, cash generated from working capital management improved in the current period as compared to the corresponding period in fiscal 2016.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	January 31, 2017	October 31, 2016	Change	January 31, 2016	October 31, 2015	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	51	50	1	56	57	(1)	(5)
Days of supply in inventory ("DOS")	22	18	4	23	21	2	(1)
Days of purchases outstanding in accounts payable ("DPO")	(61)	(62)	1	(48)	(55)	7	(13)
Cash conversion cycle	12	6	6	31	23	8	(19)
Three months ended January 31, 2017 compared with three months ended January 31, 2016
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in fiscal 2016, the decrease in DSO was due primarily to increased early payments and improved collections, partially offset by unfavorable currency fluctuations.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2016, the decrease in DOS was due primarily to lower buffer inventory to support expected service levels.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2016, the increase in DPO was primarily the result of improved vendor payables management and an extension of payment terms with our product suppliers.
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
Investing Activities
For the three months ended January 31, 2017, net cash used in investing activities increased by $0.5 billion as compared to the corresponding period in fiscal 2016. The increase was due primarily to higher payments in the current period in connection with business acquisitions, lower cash proceeds from business divestitures and higher cash utilization for purchases of property, plant and equipment, net of proceeds from sales.
Financing Activities
Compared to the corresponding period in fiscal 2016, net cash used in financing activities decreased by $0.1 billion for the three months ended January 31, 2017, due primarily to lower cash utilization for repurchases of common stock in the current period partially offset by a final cash allocation from former Parent received in the prior period.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), separation activities, share repurchase activities, and our cost of capital and targeted capital structure.
Outstanding borrowings decreased to $15.8 billion as of January 31, 2017, as compared to $16.1 billion at October 31, 2016, bearing weighted-average interest rates of 3.6% and 3.5%, respectively. During the first three months of fiscal 2017, we issued $1.1 billion and repaid $1.1 billion of commercial paper.
There are two tranches of Senior Notes scheduled to mature in October 2017 with an aggregate face value of $2.6 billion. We expect to refinance these notes to the extent they are not retired during fiscal 2017 in connection with the Everett

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Transaction. For more information on our borrowings, see Note 13, "Borrowings", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
In connection with our separation capitalization plan, on October 9, 2015, we completed our offering of $14.6 billion of aggregate principal amount of Senior Notes. As intended, net proceeds of $14.5 billion from the Senior Notes offering were distributed to HP Inc. to redeem or repurchase certain of our outstanding notes and to facilitate the separation of Hewlett Packard Enterprise from HP Inc. On November 23, 2016, we launched an offer to exchange new registered notes for all of the outstanding $14.6 billion of unregistered Senior Notes. The terms of the new registered Notes in the exchange offer are substantially identical to the terms of the previously unregistered Senior Notes, except that the new Notes are registered under the Securities Act, and certain transfer restrictions, registration rights and additional interest provisions relating to the outstanding Senior Notes do not apply to the new Notes. On December 30, 2016, the exchange offer for the registered Notes was completed.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 12, "Financial Instruments", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
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
Available Borrowing Resources
As of January 31, 2017, we had the following additional liquidity resources available if needed:

As of January 31, 2017
In millions
Commercial paper programs	$4,164
Uncommitted lines of credit	$1,740
As contemplated by the Everett Transaction, during the first quarter of fiscal 2017, Everett SpinCo, Inc., our wholly owned subsidiary, entered into a term loan facility in the principal amount of $2.0 billion. Everett SpinCo, Inc. also intends to issue Senior Notes in the principal amount of $1.05 billion. Funds to be borrowed under these arrangements will be used by Everett SpinCo, Inc. to fund a $3.0 billion dividend to Hewlett Packard Enterprise. Borrowings under these arrangements will either be transferred in connection with the Everett Transaction or repaid in the event that the merger does not occur.
For more information on our available borrowings resources, see Note 13, "Borrowings", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
Our purchase obligations increased from $1.8 billion to $2.3 billion during the first quarter of fiscal 2017. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are related principally to software maintenance and support services and other items. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust terms based on our business needs prior to the delivery of goods or performance of services.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Our other contractual obligations have not changed materially since October 31, 2016. For other contractual obligations see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, which is incorporated herein by reference.
Retirement and Post-Retirement Benefit Plan Funding
For the remainder of fiscal 2017, we anticipate making additional contributions of approximately $290 million to our non-U.S. pension plans and approximately $2 million to our U.S. non-qualified plan participants and expect to pay approximately $2 million to cover benefit claims under the Company's post-retirement benefit plans. These amounts do not include additional pension funding we may be obligated to make related to the Everett Transaction. We initially estimated the total funding amount to be in the range of $2.0 billion to $3.0 billion. We currently estimate the total funding amount to be approximately $1.9 billion, which equals the payment made in the first quarter of fiscal 2017. However, the exact amount of the funding will not be known until the transaction completion date. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, "Retirement and Post-Retirement Benefit Plans", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Restructuring Plans
As of January 31, 2017, we expect to make future cash payments of approximately $1.6 billion in connection with our approved restructuring plans, which includes $0.8 billion expected to be paid through the remainder of fiscal 2017 and $0.8 billion expected to be paid through fiscal 2021. For more information on our restructuring activities, see Note 3, "Restructuring", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Uncertain Tax Positions
As of January 31, 2017, we had approximately $4.7 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $6 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, "Taxes on Earnings", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Cross-indemnification with HP Inc.
In connection with the Separation, the Company entered into a Separation and Distribution Agreement with HP Inc. effective November 1, 2015 where the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the Separation. Additionally, in connection with the Separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc. effective November 1, 2015 that governs the rights and obligations of the Company and HP Inc. for certain pre-Separation tax liabilities. The Tax Matters Agreement provides that the Company and HP Inc. will share certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HP Inc.'s U.S. and certain non-U.S. income tax returns. For more information on our General Cross-indemnification and Tax Matters Agreement and Other Income Tax Matters with HP Inc., see Note 18, "Guarantees, Indemnifications and Warranties", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HPE, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2016.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 17, "Litigation and Contingencies" to the Condensed and Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, including as certain of such risks have been modified as follows:
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

•
trade regulations and procedures and actions affecting production, pricing and marketing of products, including policies adopted by countries that may champion or otherwise favor domestic companies and technologies over foreign competitors, or federal or state tax reforms, including, but not limited to the possible implementation in the U.S. of “border adjustment” taxes or tariffs on good imported from certain countries into the US;

•
local labor conditions and regulations, including local labor issues faced by specific suppliers and original equipment manufacturers ("OEMs"), or changes to immigration and labor law policies which may adversely impact our access to technical and professional talent;

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
We obtained a private letter ruling from the IRS regarding certain matters impacting the U.S. federal income tax treatment of the ES Separation for the company and certain related transactions as transactions that are generally tax-free for U.S. federal income tax purposes. The conclusions of the IRS private letter ruling were based, among other things, on various factual assumptions we have authorized and representations we have made to the IRS. If any of these assumptions or representations are, or become, inaccurate or incomplete, reliance on the IRS private letter ruling may be affected. Notwithstanding the foregoing, we incurred certain tax costs in connection with the ES Separation, including non-U.S. tax expenses resulting from the ES Separation in multiple non-U.S. jurisdictions that do not legally provide for tax-free ES Separation, which may be material. If the ES Separation or certain internal transactions undertaken in anticipation of the ES Separation are determined to be taxable for U.S. federal income tax purposes, we, our stockholders that are subject to U.S. federal income tax and/or CSC could incur significant U.S. federal income tax liabilities.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (November 2016)	8,678	$22.98	8,678	$3,137,262
Month #2 (December 2016)	9,788	$23.90	9,788	$2,903,285
Month #3 (January 2017)	9,031	$22.97	9,031	$2,695,810
Total	27,497	$23.31	27,497
For the three months ended January 31, 2017, the Company repurchased and settled 27 million shares of the Company's common stock, which were retired and recorded as a $641 million reduction to stockholders' equity.
On October 13, 2015, the Hewlett Packard Enterprise Board of Directors announced the authorization of a $3.0 billion share repurchase program. On May 24, 2016, the Board of Directors announced the authorization of an additional $3.0 billion under the Company's share repurchase program. Hewlett Packard Enterprise may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. These programs, which do not have a specific expiration date, authorize repurchases in the open market or in private transactions. Share repurchases settled in the first quarter of fiscal 2017 consisted of open market purchase and private transactions. The Company had unsettled open market repurchases of 1.5 million shares, which were recorded as a $34 million reduction to stockholders' equity. As of January 31, 2017, the Company had remaining authorization of $2,662 million for future share repurchases.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 70 of this report sets forth a list of exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TIMOTHY C. STONESIFER
Timothy C. Stonesifer Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: March 9, 2017

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.8	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.9	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.10	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.11	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.12	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.13	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017
2.14	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.1	March 7, 2017
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015
4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.10	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.10	October 13, 2015
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.11	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.13	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029	10-K	001-04423	4.13	December 17, 2015
4.14	Hewlett Packard Enterprise 401(k) Plan	S-8	333-207680	4.3	October 30, 2015
4.15	Term Loan Agreement, dated as of December 16, 2016, by and among Everett SpinCo, Inc., the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent	8-K	001-37483	10.1	December 22, 2017
10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan	10	001-37483	10.2	September 28, 2015
10.3	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.4	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.5	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.6	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.7	Form of Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.5	November 5, 2015
10.8	Form of Performance-Adjusted Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.6	November 5, 2015
10.9	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.10	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.11	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.12	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.13	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
10.14	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.15	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.16	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.17	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-207679	4.3	March 6, 2017
11	None
12	Statement of Computation of Ratio of Earnings to Fixed Charges‡
15	None
18-19	None
22-24	None

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡
______________________________________________________________________________

*	Indicates management contract or compensation plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith
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