Form 10-Q
period 2017-04-30
Hewlett Packard Enterprise Co
filed 2017-06-08
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2017
Or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of May 31, 2017 was 1,642,630,237 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended April 30, 2017

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the completed separation transactions and the previously announced divestiture transaction, the future performance of the company following such divestitures, as well as the execution of restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy, including the previously announced divestiture transaction; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former Parent; risks associated with Hewlett Packard Enterprise's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the separation transaction and the execution, timing and results of any restructuring plans, including the anticipated benefits of the divestiture transactions and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed or referenced in "Risk Factors" in Item 1A of Part II of this Quarterly Report on From 10-Q and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements and Supplementary Data.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	In millions, except per share amounts
Net revenue:
Products	$4,128	$5,017	$8,425	$10,074
Services	3,221	3,404	6,387	6,791
Financing income	96	88	189	176
Total net revenue	7,445	8,509	15,001	17,041
Costs and expenses:
Cost of products	2,917	3,351	5,804	6,700
Cost of services	1,945	2,055	3,816	4,049
Financing interest	65	61	131	119
Research and development	486	621	967	1,203
Selling, general and administrative	1,449	1,648	2,903	3,324
Amortization of intangible assets	107	101	208	220
Restructuring charges	118	87	234	253
Acquisition and other related charges	51	43	95	80
Separation costs	141	91	226	170
Defined benefit plan settlement charges and remeasurement (benefit)(1)	(16)	—	(21)	—
Total costs and expenses	7,263	8,058	14,363	16,118
Earnings from continuing operations	182	451	638	923
Interest and other, net	(85)	(52)	(163)	(126)
Tax indemnification adjustments	7	(69)	(11)	(54)
Loss from equity interests	(3)	—	(25)	—
Earnings from continuing operations before taxes	101	330	439	743
Provision for taxes	(588)	(8)	(671)	(59)
Net (loss) earnings from continuing operations	(487)	322	(232)	684
Net loss from discontinued operations	(125)	(2)	(113)	(97)
Net (loss) earnings	$(612)	$320	$(345)	$587
Net (loss) earnings per share:
Basic
Continuing operations	$(0.29)	$0.19	$(0.14)	$0.39
Discontinued operations	(0.08)	—	(0.07)	(0.06)
Total basic net (loss) earnings per share	$(0.37)	$0.19	$(0.21)	$0.33
Diluted
Continuing operations	$(0.29)	$0.18	$(0.14)	$0.39
Discontinued operations	(0.08)	—	(0.07)	(0.06)
Total diluted net (loss) earnings per share	$(0.37)	$0.18	$(0.21)	$0.33
Cash dividends declared per share	$0.065	$0.055	$0.195	$0.165
Weighted-average shares used to compute net (loss) earnings per share:
Basic	1,658	1,725	1,664	1,743
Diluted	1,658	1,751	1,664	1,765

(1)
Represents adjustments to the net periodic pension cost resulting from remeasurements of certain Hewlett Packard Enterprise pension plans due to plan separations in connection with the spin-off and merger of Everett SpinCo, Inc. with Computer Sciences Corporation.

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016

Net (loss) earnings	$(612)	$320	(345)	587
Other comprehensive (loss) income before taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized (losses) gains arising during the period	(4)	2	(17)	4
(Gains) losses reclassified into earnings	—	(5)	—	4
	(4)	(3)	(17)	8
Change in net unrealized losses on cash flow hedges:
Net unrealized gains (losses) arising during the period	4	(206)	140	(64)
Net gains reclassified into earnings	(83)	(70)	(246)	(191)
	(79)	(276)	(106)	(255)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	11	(1)	490	(1)
Amortization of actuarial loss and prior service benefit	77	70	174	142
Curtailments, settlements and other	3	1	3	(17)
	91	70	667	124
Change in cumulative translation adjustment	(11)	57	(36)	(82)
Other comprehensive (loss) income before taxes	(3)	(152)	508	(205)
Benefit (provision) for taxes	4	77	(32)	53
Other comprehensive income (loss), net of taxes	1	(75)	476	(152)
Comprehensive (loss) income	$(611)	$245	131	435
The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	April 30, 2017	October 31, 2016
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$8,101	$12,987
Accounts receivable	3,810	3,816
Financing receivables	3,229	3,360
Inventory	2,041	1,740
Other current assets	3,092	2,771
Current assets of discontinued operations	—	4,243
Total current assets	20,273	28,917
Property, plant and equipment	6,692	6,304
Long-term financing receivables and other assets(1)	10,847	11,575
Investments in equity interests	2,620	2,648
Goodwill	25,498	24,178
Intangible assets	1,540	1,084
Non-current assets of discontinued operations	—	4,923
Total assets	$67,470	$79,629
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings(1)	$2,010	$3,527
Accounts payable	5,194	5,010
Employee compensation and benefits	1,189	1,526
Taxes on earnings	755	365
Deferred revenue	3,829	3,761
Accrued restructuring	228	301
Other accrued liabilities	4,373	3,857
Current liabilities of discontinued operations	—	4,182
Total current liabilities	17,578	22,529
Long-term debt(1)	11,904	12,168
Other non-current liabilities	8,941	9,401
Non-current liabilities of discontinued operations	—	4,013
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued and outstanding at April 30, 2017)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,646 and 1,666 shares issued and outstanding at April 30, 2017 and October 31, 2016, respectively)	16	17
Additional paid-in capital	34,406	35,248
Retained earnings	(1,867)	2,782
Accumulated other comprehensive loss	(3,544)	(6,599)

Total HPE stockholders' equity	29,011	31,448
Non-controlling interests of continuing operations	36	40
Non-controlling interests of discontinued operations	—	30
Total stockholders' equity	29,047	31,518
Total liabilities and stockholders' equity	$67,470	$79,629

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

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2017	2016
	In millions
Cash flows from operating activities:
Net (loss) earnings	$(345)	$587
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	1,632	1,949
Stock-based compensation expense	252	303
Provision for doubtful accounts	(1)	26
Provision for inventory	40	83
Restructuring charges	393	472
Deferred taxes on earnings	506	(31)
Excess tax benefit from stock-based compensation	(98)	(4)
Loss from equity interests	25	—
Other, net	310	79
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	301	366
Financing receivables	120	(209)
Inventory	(210)	(186)
Accounts payable	129	(412)
Taxes on earnings	(386)	(347)
Restructuring	(545)	(489)
Other assets and liabilities(1)	(2,951)	(1,155)
Net cash (used in) provided by operating activities	(828)	1,032
Cash flows from investing activities:
Investment in property, plant and equipment	(1,681)	(1,552)
Proceeds from sale of property, plant and equipment	142	200
Purchases of available-for-sale securities and other investments	(26)	(341)
Maturities and sales of available-for-sale securities and other investments	2	270
Financial collateral posted	(226)	—
Financial collateral returned	49	—
Payments made in connection with business acquisitions, net of cash acquired	(2,050)	(13)
(Payments) proceeds from business divestitures, net(2)	(20)	315
Net cash used in investing activities	(3,810)	(1,121)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	28	(36)
Proceeds from debt, net of issuance costs	541	570
Payment of debt	(2,102)	(354)
Settlement of cash flow hedge	—	3
Issuance of common stock under employee stock plans	265	18
Repurchase of common stock	(1,311)	(1,212)
Net transfer from former Parent	—	491

Cash dividend from Everett(3)	3,008	—
Net transfer of cash and cash equivalents to Everett	(559)	—
Excess tax benefit from stock-based compensation	98	4
Cash dividends paid	(216)	(190)
Net cash used in financing activities	(248)	(706)
Decrease in cash and cash equivalents	(4,886)	(795)
Cash held for sale (4)	—	(37)
Cash and cash equivalents at beginning of period	12,987	9,842
Cash and cash equivalents at end of period	$8,101	$9,010
Supplemental schedule of non-cash investing and financing activities:
Net assets transferred to Everett	$322	$—

(1)
For the six months ended April 30, 2017, the amount includes $1.9 billion of pension funding payments associated with the spin-off and merger of Everett SpinCo, Inc. with Computer Sciences Corporation.

(2)	For the six months ended April 30, 2017, the amount represents a working capital adjustment payment made in connection with the H3C divestiture.

(3)
Represents a $3.0 billion cash dividend payment from Everett SpinCo, Inc. to HPE, the proceeds of which were funded from the issuance of $3.5 billion of debt by Everett SpinCo, Inc. The obligations under the debt issuance were retained by Everett SpinCo, Inc. See Note 14, "Borrowings", for more information on the funding arrangement.

(4) During the second quarter of fiscal 2016, the Company received all of the necessary regulatory approvals related to its partnership with Tsinghua Holdings, and as such, the transaction met all of the held for sale criteria. The transaction closed in May 2016. The impact of assets and liabilities reclassified as held for sale during the period was not considered in the changes in operating assets and liabilities, net of acquisitions reconciliation within cash flows from operating activities.

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
Former Parent Separation Transaction
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
In connection with the Separation, the Company entered into a Tax Matters Agreement with former Parent, which resulted in the indemnification of certain pre-Separation tax liabilities. During the fiscal year ended October 31, 2016, Separation-related adjustments totaling $1.2 billion were recorded in stockholders' equity. Separation-related adjustments to equity primarily reflected the impact of the income tax indemnification and the transfer of certain deferred tax assets and liabilities between former Parent and the Company. See Note 19, "Guarantees, Indemnifications and Warranties", for a full description of the Tax Matters Agreement.
Enterprise Services Business Separation Transaction
On April 1, 2017, HPE completed the previously announced separation and merger of its Enterprise Services business with Computer Sciences Corporation ("CSC") (collectively, the "Everett Transaction"). The Everett Transaction was accomplished by a series of transactions among CSC, HPE, Everett SpinCo, Inc. (a wholly-owned subsidiary of HPE) ("Everett"), and New Everett Merger Sub Inc., a wholly-owned subsidiary of Everett ("Merger Sub"). HPE transferred its Enterprise Services business to Everett and distributed all of the shares of Everett to HPE stockholders. HPE stockholders received 0.085904 shares of common stock in the new company for every one share of HPE common stock held at the close of business on the record date. Following the distribution, the Merger Sub merged with and into CSC, which will continue as a wholly-owned subsidiary of Everett. At the time of the merger, Everett changed its name to DXC Technology Company ("DXC").
In connection with the Everett Transaction, Everett borrowed an aggregate principal amount of approximately $3.5 billion which consisted of Senior Notes in the principal amount of $1.5 billion and a term loan facility in the principal amount of $2.0 billion. The proceeds from these arrangements were used to fund a $3.0 billion cash dividend payment from Everett to HPE and the remaining approximately $0.5 billion was retained by Everett. The obligations under these borrowing arrangements were retained by Everett.
In connection with the Everett Transaction, HPE and Everett and, in some cases, CSC, entered into several agreements that will govern the relationship between the parties going forward, including an Employee Matters Agreement, a Tax Matters Agreement, an Intellectual Property Matters Agreement, a Transition Services Agreement, and a Real Estate Matters Agreement. For more information on the impact of these agreements, see Note 2, "Discontinued Operations", Note 5, "Retirement and Post-Retirement Benefit Plans", Note 7, "Taxes on Earnings", Note 18, "Litigation and Contingencies", and Note 19, "Guarantees, Indemnifications and Warranties".
September 2016 Announcement of Spin-Off and Merger of Software Segment
On September 7, 2016, the Company announced plans for a spin-off and merger of its Software segment (“Seattle”) with Micro Focus International plc (“Micro Focus”) (collectively, the “Seattle Transaction”), which will create a pure-play enterprise software company. Upon the completion of the Seattle Transaction, which is currently anticipated to close on September 1, 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise and 50.1% of

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

the new combined company. The transaction also includes a cash dividend of $2.5 billion from Seattle to Hewlett Packard Enterprise. The Seattle Transaction is subject to certain customary closing conditions.
Basis of Presentation
These Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of April 30, 2017 and October 31, 2016, its results of operations for the three and six months ended April 30, 2017 and 2016 and its cash flows for the six months ended April 30, 2017 and 2016.
The results of operations and cash flows for the six months ended April 30, 2017 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2016, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated and Combined Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.
The historical results of operations and financial position of Everett are included in the Condensed Consolidated Financial Statements and reported as discontinued operations in all periods presented within this Quarterly Report on Form 10-Q, with the exception of the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows. The historical information in the accompanying Notes to the Condensed Consolidated Financial Statements has been restated to reflect the effect of the Everett Transaction, with the exception of stockholders' equity. For further information on discontinued operations, see Note 2, "Discontinued Operations".
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
Segment Realignment and Reclassifications
Effective at the beginning of the first quarter of fiscal 2017, the Company implemented certain segment and business unit realignments in order to align its segment financial reporting more closely with its current business structure. Reclassifications of certain prior year segment and business unit financial information and other financial information have been made to conform to the current year presentation. None of the changes impact the Company's previously reported consolidated net revenue, earnings from operations, net earnings, or net earnings per share ("EPS"). See Note 3, "Segment Information", for a further discussion of the Company's segment realignment.
Prior to the completion of the Everett Transaction and effective at the beginning of the second quarter of fiscal 2017, the Company realigned certain product groups that were historically managed by the former Enterprise Services segment ("former ES segment") and included in the former ES segment's results of operations. This realignment is reflected in HPE's Condensed Consolidated Financial Statements as a transfer of the MphasiS product group to the Corporate Investments segment. For additional information related to the realignment, see Note 3, "Segment Information".

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
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. The amendments also eliminate the practice of accounting for software licenses as executory contracts which may result in more software assets being capitalized. The Company adopted the amendments in the first quarter of fiscal 2017 and applied them retrospectively to all periods presented, as permitted by the standard. The adoption of these amendments did not have a material impact on the Company's Condensed Consolidated Financial Statements.
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
Recently Enacted Accounting Pronouncements
In March 2017, the FASB amended the existing accounting standard for retirement benefits. The amendments require the presentation of the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs, unless eligible for capitalization. The other components of net periodic benefit costs will be presented separately from service cost as non-operating costs. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated Financial Statements.
In October 2016, the FASB amended the existing accounting standards for income taxes. The amendments require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Under current GAAP, current and deferred income taxes for intra-entity asset transfers are not recognized until the asset has been sold to an outside party. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated Financial Statements.
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
Note 2: Discontinued Operations
On April 1, 2017, HPE completed the Everett Transaction. As a result, HPE distributed all of the shares of Everett to HPE stockholders. HPE stockholders received 0.085904 shares of common stock in the new company for every one share of HPE common stock held at the close of business on the record date. Following the share distribution, the Merger Sub merged with and into CSC, which will continue as a wholly-owned subsidiary of Everett. At the time of the merger, Everett changed its name to DXC.
HPE and Everett have entered into several agreements that govern the relationship between the parties, including the following:

•	Separation and Distribution Agreement;

•	Transition Services Agreement;

•	Tax Matters Agreement;

•	Employee Matters Agreement;

•	Real Estate Matters Agreement;

•	Intellectual Property Matters Agreement;

•	Information Technology Service Agreement; and

•	Preferred Vendor Agreements
These agreements provide for the allocation of assets, employees, liabilities and obligations (including its investments, property, employee benefits, litigation, and tax-related assets and liabilities) between HPE and Everett, attributable to periods prior to, at and after the separation. Obligations under the service and commercial contracts generally extend through five years.
With the completion of the Everett Transaction, HPE no longer consolidates the financial results of Everett within its financial results from continuing operations. For all periods prior to the Everett Transaction, the financial results of Everett are

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

presented as Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings and in assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets.
The following table presents the financial results for HPE's discontinued operations up to the completion of the separation on April 1, 2017. For the period following the completion of the Everett Transaction, discontinued operations primarily includes separation costs related to third-party consulting, contractor fees and other incremental costs arising from the transaction:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	In millions
Net Revenue	$2,487	$4,202	$6,338	$8,394
Cost of revenue(1)	2,073	3,601	5,357	7,312
Expenses(2)	643	560	1,203	1,129
Interest and other, net	4	8	4	14
(Loss) earnings from discontinued operations before taxes	(233)	33	(226)	(61)
Benefit (provision) for taxes	108	(35)	113	(36)
Net loss from discontinued operations	$(125)	$(2)	$(113)	$(97)

(1)	Cost of revenue includes cost of products and cost of services.

(2)
Expenses for the three and six months ended April 30, 2017 and 2016 include expenses primarily consisting of selling, general and administrative (“SG&A”) expenses, research and development (“R&D”) expenses, restructuring charges, separation costs related to the Everett Transaction, amortization of intangible assets, acquisition and other related charges, and defined benefit plan settlement charges and remeasurement (benefit).

For the three and six months ended April 30, 2017 and 2016, significant non-cash items and capital expenditures of discontinued operations are outlined below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	In millions
Depreciation and amortization	$129	$358	$388	$734
Purchases of property, plant and equipment	$53	$224	$131	$486

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents assets and liabilities that are presented as discontinued operations in the Consolidated Balance Sheet as of October 31, 2016 and that were transferred to Everett as of April 1, 2017:

As of
October 31, 2016

Accounts receivable	$3,093
Inventory	34
Other current assets	1,116
Total current assets of discontinued operations	$4,243
Property, plant and equipment	$3,332
Long-term financing receivables and other non-current assets	1,591
Total non-current assets of discontinued operations	$4,923
Notes payable and short-term borrowings	$3
Accounts payable	933
Employee compensation and benefits	838
Taxes on earnings	55
Deferred revenue	849
Other accrued liabilities	1,504
Total current liabilities of discontinued operations	$4,182
Long-term debt	$392
Other non-current liabilities	3,621
Total non-current liabilities of discontinued operations	$4,013
In the second quarter of fiscal 2017, in connection with the Everett Transaction, HPE made a net cash transfer of $559 million to DXC. Further working capital adjustments are expected through December 2017.
Note 3: Segment Information
Hewlett Packard Enterprise's operations are organized into four segments for financial reporting purposes: the Enterprise Group ("EG"), Software, Financial Services ("FS"), and Corporate Investments. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), Meg Whitman, uses to evaluate, view and run its business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results.
A summary description of each segment follows.
The Enterprise Group provides servers, storage, networking, and technology services that, when combined with Hewlett Packard Enterprise's Cloud solutions, enable customers to manage applications across virtual private cloud, private cloud and traditional IT environments. Described below are the business units and capabilities within the Enterprise Group.

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

Software provides comprehensive solutions across application testing and delivery management, big data platform analytics, security and information governance and IT operations management for organizations of varying sizes, from small- to medium- to large-scale enterprises. These software offerings include licenses, support, professional services, and software-as-a-service ("SaaS").
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
Hewlett Packard Enterprise periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement by the Hewlett Packard Enterprise legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by Hewlett Packard Enterprise and its business segments. As disclosed in Note 7, "Taxes on Earnings", Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $439 million during fiscal 2017 and $3.7 billion during fiscal 2016. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years. The impact of these intercompany arrangements are eliminated from both Hewlett Packard Enterprise consolidated and segment net revenues.
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
Segment Realignment
As of April 1, 2017, with the completion of the Everett Transaction, the Company reclassified the historical net (loss) earnings from the former ES segment, to Net loss from discontinued operations in its Condensed Consolidated Statements of Earnings.
Effective at the beginning of the first quarter of fiscal 2017, the Company implemented organizational changes to align its segment financial reporting more closely with its current business structure. These organizational changes resulted in: (i) within the Enterprise Group segment, primarily, the transfer of the big data storage product group previously reported within the Servers business unit to the Storage business unit; the transfer of the Aruba services capabilities previously reported within the Networking business unit to the Technology Services ("TS") business unit; and (ii) the transfer of the CMS product group previously reported within the former ES segment to the TS business unit within the Enterprise Group segment.
The Company reflected these changes to its segment information retrospectively to the earliest period presented, which resulted in: (i) within the Enterprise Group segment, primarily, the transfer of net revenue from the big data storage product group previously reported within the Servers business unit to the Storage business unit; the transfer of net revenue from the Aruba services capabilities previously reported within the Networking business unit to the TS business unit; and (ii) the transfer of net revenue, related eliminations of intersegment revenues and operating profit from the CMS product group previously reported within the former ES segment to the Technology Services business unit within the Enterprise Group segment.
Effective at the beginning of the second quarter of fiscal 2017 and prior to the completion of the Everett Transaction, the Company transferred historical net revenue and operating profit from the previously divested MphasiS product group which was reported within the former ES segment to the Corporate Investments segment.
The changes within the Enterprise Group segment had no impact on Hewlett Packard Enterprise's previously reported Enterprise Group segment net revenue and earnings from operations. The change between the former ES segment and the Enterprise Group segment had no impact on Hewlett Packard Enterprise's previously reported consolidated net revenue, earnings from continuing operations, net earnings from continuing operations or net earnings per share from continuing operations.
With the completion of the Everett Transaction, assets and liabilities of Everett were reclassified to assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheet as of October 31, 2016. Assets and liabilities previously allocated to the former ES segment, but which were not reclassified to assets and liabilities of discontinued operations, were allocated to the remaining four segments, primarily the Enterprise Group. During the six months ended April 30, 2017, the Company completed five business acquisitions, which resulted in the acquisition of assets and liabilities that are reported within the Enterprise Group segment. With the exception of the above, there have been no material changes to the total assets of Hewlett Packard Enterprise's individual segments since October 31, 2016.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Segment Operating Results from Continuing Operations

	Enterprise Group	Software	Financial Services	Corporate Investments	Total
	In millions
Three months ended April 30, 2017
Net revenue	$5,943	$637	$865	$—	$7,445
Intersegment net revenue and other(1)	300	48	7	—	355
Total segment net revenue	$6,243	$685	$872	$—	$7,800
Segment earnings (loss) from operations	$548	$181	$78	$(38)	$769
Three months ended April 30, 2016
Net revenue	$6,870	$703	$764	$172	$8,509
Intersegment net revenue and other(1)	289	71	24	—	384
Total segment net revenue	$7,159	$774	$788	$172	$8,893
Segment earnings (loss) from operations	$847	$192	$73	$(59)	$1,053
Six months ended April 30, 2017
Net revenue	$12,041	$1,291	$1,669	$—	$15,001
Intersegment net revenue and other(1)	527	115	26	—	668
Total segment net revenue	$12,568	$1,406	$1,695	$—	$15,669
Segment earnings (loss) from operations	$1,350	$335	$156	$(81)	$1,760
Six months ended April 30, 2016
Net revenue	$13,752	$1,423	$1,518	$348	$17,041
Intersegment net revenue and other(1)	589	131	46	—	766
Total segment net revenue	$14,341	$1,554	$1,564	$348	$17,807
Segment earnings (loss) from operations	$1,811	$328	$173	$(135)	$2,177

(1)
Other includes adjustments for sales to the former ES segment which, prior to the completion of the Everett Transaction, were reflected as intersegment net revenue. For the three and six months ended April 30, 2017 and April 30, 2016, the amounts include the elimination of intercompany sales to the former ES segment, which is included within Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The reconciliation of segment operating results to Hewlett Packard Enterprise condensed consolidated results was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	In millions
Net Revenue:
Total segments	$7,800	$8,893	$15,669	$17,807
Elimination of intersegment net revenue and other	(355)	(384)	(668)	(766)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$7,445	$8,509	$15,001	$17,041
Earnings before taxes:
Total segment earnings from operations	$769	$1,053	$1,760	$2,177
Corporate and unallocated costs and eliminations	(90)	(177)	(161)	(301)
Stock-based compensation expense	(96)	(103)	(219)	(230)
Amortization of intangible assets	(107)	(101)	(208)	(220)
Restructuring charges	(118)	(87)	(234)	(253)
Acquisition and other related charges	(51)	(43)	(95)	(80)
Separation costs	(141)	(91)	(226)	(170)
Defined benefit plan settlement charges and remeasurement benefit	16	—	21	—
Interest and other, net	(85)	(52)	(163)	(126)
Tax indemnification adjustments	7	(69)	(11)	(54)
Loss from equity interests	(3)	—	(25)	—
Total Hewlett Packard Enterprise condensed consolidated earnings from continuing operations before taxes	$101	$330	$439	$743
Net revenue by segment and business unit was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	In millions
Servers	$2,991	$3,498	$6,094	$7,034
Technology Services	1,971	2,019	3,914	4,004
Storage	699	808	1,429	1,645
Networking	582	834	1,131	1,658
Enterprise Group	6,243	7,159	12,568	14,341
Software	685	774	1,406	1,554
Financial Services	872	788	1,695	1,564
Corporate Investments	—	172	—	348
Total segment net revenue	7,800	8,893	15,669	17,807
Elimination of intersegment net revenue and other	(355)	(384)	(668)	(766)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$7,445	$8,509	$15,001	$17,041

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4: Restructuring
Summary of Restructuring Plans
Restructuring charges of $118 million and $87 million have been recorded by the Company for the three months ended April 30, 2017 and 2016, respectively, and restructuring charges of $234 million and $253 million have been recorded for the six months ended April 30, 2017 and 2016, respectively, based on restructuring activities impacting the Company's employees and infrastructure. Restructuring activities related to the Company's employees and infrastructure, summarized by plan, are presented in the table below:

	Fiscal 2015 Plan		Fiscal 2012 Plan
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Total
	In millions
Liability as of October 31, 2016	$277	$22	$39	$15	$353
Charges	198	28	8	—	234
Cash payments	(221)	(14)	(18)	(4)	(257)
Non-cash items	(23)	(19)	2	(8)	(48)
Liability as of April 30, 2017	$231	$17	$31	$3	$282
Total costs incurred to date, as of April 30, 2017	$642	$86	$1,237	$222	$2,187
Total costs expected to be incurred, as of April 30, 2017	$850	$265	$1,237	$222	$2,574
The current restructuring liability reported in Accrued restructuring in the Condensed Consolidated Balance Sheets at April 30, 2017 and October 31, 2016 was $228 million and $301 million, respectively. The non-current restructuring liability reported in Other liabilities in the Condensed Consolidated Balance Sheets at April 30, 2017 and October 31, 2016 was $54 million and $52 million, respectively.
Restructuring charges of $98 million and $74 million for the three months ended April 30, 2017 and 2016, respectively, and $159 million and $219 million for the six months ended April 30, 2017 and 2016, respectively, are included in Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings.
Fiscal 2015 Restructuring Plan
On September 14, 2015, former Parent's Board of Directors approved a restructuring plan (the "2015 Plan") in connection with the Separation, which will be implemented through fiscal 2018. As a result of the Everett Transaction, cost amounts and total headcount exits were revised. As such, as of April 30, 2017, the Company now expects up to approximately 12,200 employees to exit the Company by the end of 2018, of which approximately 4,000 remain as of April 30, 2017. The changes to the workforce will vary by country, based on local legal requirements and consultations with employee work councils and other employee representatives, as appropriate. As of April 30, 2017, the Company estimates that it will incur aggregate pre-tax charges of approximately $1.1 billion through fiscal 2018 in connection with the 2015 Plan, of which approximately $0.8 billion relates to workforce reductions and approximately $0.3 billion primarily relates to real estate consolidation and asset impairments.
Fiscal 2012 Restructuring Plan
On May 23, 2012, former Parent adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As a result of the Everett Transaction, cost amounts and total headcount exits were revised. As such, as of April 30, 2017, the Company had eliminated 12,700 positions, with a portion of those employees exiting the Company as part of voluntary enhanced early retirement ("EER") programs in the U.S. and in certain other countries. As of April 30, 2017, the plan is substantially complete, with no further positions being eliminated. The Company recognized $1.4 billion in total aggregate charges in connection with the 2012 Plan, with approximately $1.2 billion related to workforce reductions, including the EER programs, and approximately $0.2 billion related to infrastructure, including data center and real estate consolidation and other items. The severance- and infrastructure-related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5: Retirement and Post-Retirement Benefit Plans
Pension Benefit Expense
The Company's total net pension benefit cost recognized in the Condensed Consolidated Statements of Earnings was $46 million and $41 million for the three months ended April 30, 2017 and 2016, respectively, and $111 million and $70 million for the six months ended April 30, 2017 and 2016, respectively. The amount for the three months ended April 30, 2017 includes a pre-tax benefit of $17 million resulting from remeasurements of certain Hewlett Packard Enterprise pension plans in association with the Everett Transaction, $16 million of which has been recorded within Defined benefit plan settlement charges and remeasurement (benefit) in the Condensed Consolidated Statement of Earnings, with the remainder recorded within discontinued operations. For the three months ended April 30, 2017, discontinued operations also includes incremental pre-tax pension expense of $23 million arising from the Everett Transaction.

	Three months ended April 30,
	Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2017	2016	2017	2016
	In millions
Service cost	$30	$50	$1	$1
Interest cost	52	78	1	2
Expected return on plan assets	(131)	(161)	—	—
Amortization and deferrals:
Actuarial loss (gain)	64	54	(1)	(1)
Prior service benefit	(4)	(4)	—	—
Net periodic benefit cost	11	17	1	2
Settlement loss	3	1	—	—
Special termination benefits	1	1	—	—
Plan expense allocation	(5)	(2)	—	—
Net benefit cost from continuing operations	10	17	1	2
Summary of net benefit cost:
Continuing operations	10	17	1	2
Discontinued operations	35	22	—	—
Net benefit cost	$45	$39	$1	$2

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Six months ended April 30,
	Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2017	2016	2017	2016
	In millions
Service cost	$70	$100	$2	$2
Interest cost	102	158	2	4
Expected return on plan assets	(264)	(331)	—	(1)
Amortization and deferrals:
Actuarial loss (gain)	140	109	(2)	(2)
Prior service benefit	(8)	(9)	—	—
Net periodic benefit cost	40	27	2	3
Settlement loss	3	1	—	—
Special termination benefits	2	3	—	—
Plan expense allocation	(15)	(4)	(1)	—
Net benefit cost from continuing operations	30	27	1	3
Summary of net benefit cost:
Continuing operations	30	27	1	3
Discontinued operations	79	40	1	—
Net benefit cost	$109	$67	$2	$3
Employer Contributions and Funding Policy
The Company's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During the six months ended April 30, 2017, the Company contributed approximately $2.1 billion to its non-U.S. pension plans, which includes a funding payment of approximately $1.9 billion associated with the Everett Transaction, and paid $1 million to cover benefit claims under the Company's post-retirement benefit plans.
HPE previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2016, that excluding the above-mentioned pension funding payment related to the Everett Transaction, the Company expected to contribute approximately $348 million to its non-U.S. pension plans in fiscal 2017, approximately $2 million to cover benefit payments to its U.S. non-qualified plan participants and approximately $3 million to cover benefit claims for the Company's post-retirement benefit plans.
As a result of the Everett Transaction, revisions to expected contributions for certain pension plans, and the impact of foreign currency, the Company’s expected fiscal 2017 contribution to its non-U.S. pension plans was reduced to approximately $299 million. During the remainder of fiscal 2017, HPE now anticipates that it will make contributions of approximately $79 million to its non-U.S. pension plans, approximately $1 million to its U.S. non-qualified plan participants and approximately $2 million to cover benefit claims under the Company's post-retirement benefit plans.
The Company's pension and other post-retirement benefit costs and obligations depend on various assumptions. Differences between expected and actual returns on investments and changes in discount rates and other actuarial assumptions are reflected as unrecognized gains or losses, and such gains or losses are amortized to earnings in future periods. A deterioration in the funded status of a plan could result in a need for additional company contributions or an increase in net pension and post-retirement benefit costs in future periods. Actuarial gains or losses are determined at the measurement date and amortized over the remaining service life for active and closed plans or the life expectancy of plan participants for frozen plans. During the first quarter of fiscal 2017, the Company changed its method used to estimate the service and interest cost components of net periodic benefit cost for defined benefit plans to a full yield curve approach with costs calculated at individual annual spot rates.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6: Stock-Based Compensation
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
Stock-Based Compensation Expense
Stock-based compensation expense and the resulting tax benefits were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	In millions
Stock-based compensation expense from continuing operations	$126	$103	$278	$230
Income tax benefit	(41)	(30)	(89)	(67)
Stock-based compensation expense from continuing operations, net of tax	$85	$73	$189	$163
Stock-based compensation expense from discontinued operations	$78	$35	$100	$73
In May 2016, in connection with the announcement of the Everett Transaction, the Company modified its stock-based compensation program such that certain unvested equity awards outstanding on May 24, 2016 would vest upon the earlier of: (i) the termination of an employee’s employment with HPE as a direct result of an announced sale, divestiture or spin-off of a subsidiary, division or other business; (ii) the termination of an employee’s employment with HPE without cause; or (iii) June 1, 2018. This modification also included changes to the performance and market conditions of certain performance-based awards. The incremental expense arising from this modification was not material. Additionally, as a result of the accelerated vesting related to this modification, the Company incurred stock-based compensation expense of $83 million and $95 million during the three and six months ended April 30, 2017, respectively, of which $67 million and $69 million, respectively, was recorded in Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings. The remaining $16 million and $26 million arising from the modification for the three and six months ended April 30, 2017, respectively, has been recorded within Separation costs in the Condensed Consolidated Statements of Earnings.
In addition, in connection with the Everett Transaction and in accordance with the Employee Matters Agreement, HPE made certain post-spin adjustments to the exercise price and number of stock-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the close of the transaction. The incremental expense incurred by the Company was not material.
For the three and six months ended April 30, 2017, stock-based compensation expense in the table above includes pre-tax expense of $21 million and $33 million, respectively, which has been recorded within Separation costs, $7 million and $19 million, respectively, related to workforce reductions, which has been recorded within Restructuring charges, and $2 million and $7 million, respectively, related to the acquisition of Silicon Graphics International Corp. ("SGI"), which has been recorded within Acquisition and other related charges in the Condensed Consolidated Statements of Earnings.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

A summary of restricted stock unit activity is as follows:

	Six Months Ended April 30, 2017
	Shares	Weighted-Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	57,321	$15
Granted and assumed through acquisition(1)	21,405	$21
Additional shares granted due to conversion(2)	12,902	$18
Vested(3)	(36,473)	$16
Forfeited/canceled(4)	(2,079)	$17
Outstanding at end of period	53,076	$18

(1)	Includes approximately 11 million restricted stock units assumed by the Company through acquisition with a weighted-average grant date fair value of $18 per share.

(2)
Additional shares granted as a result of the post-spin exercise price adjustments made related to the Everett Transaction, in order to preserve the intrinsic value of the awards prior to the close of the transaction.

(3)	Includes approximately 9 million restricted stock units, with a weighted-average grant date fair value of $18 per share, which were accelerated as part of the Everett Transaction.

(4)
Includes approximately 0.3 million restricted stock units, with a weighted-average grant date fair value of $18 per share, related to the former ES segment, which were canceled by HPE and assumed by DXC in connection with the Everett Transaction and in accordance with the Employee Matters Agreement.

At April 30, 2017, there was $524 million of unrecognized pre-tax stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over the remaining weighted-average vesting period of 1.6 years.
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

Six Months Ended April 30, 2017
Weighted-average fair value(1)	$6
Expected volatility(2)	25.7%
Risk-free interest rate(3)	2.0%
Expected dividend yield(4)	1.0%
Expected term in years(5)	6.1

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(1)	The weighted-average fair value was based on the fair value of stock options granted during the period. There were no stock options granted during the three months ended April 30, 2017.

(2)	The expected volatility was estimated using the average historical volatility of selected peer companies.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

(5)
For awards subject to service-based vesting, the expected term was estimated using the simplified method detailed in SEC Staff Accounting Bulletin No. 110, for performance-contingent awards the expected term represents an output from the lattice model.

A summary of stock option activity is as follows:

	Six months ended April 30, 2017
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	57,498	$15
Granted and assumed through acquisition	5,242	$24
Additional shares granted due to conversion(1)	12,574	$12
Exercised	(16,281)	$14
Forfeited/canceled/expired(2)	(8,389)	$16
Outstanding at end of period(3)	50,644	$12	5.0	$329
Vested and expected to vest at end of period(3)	49,682	$12	5.0	$324
Exercisable at end of period(3)	28,811	$11	3.7	$224

(1)
Additional shares granted as a result of the post-spin exercise price adjustments made related to the Everett Transaction, in order to preserve the intrinsic value of the awards prior to the close of the transaction.

(2)
Includes approximately 8 million stock options, with a weighted-average exercise price of $16 per share, related to the former ES segment, which were canceled by HPE and assumed by DXC in connection with the Everett Transaction and in accordance with the Employee Matters Agreement.

(3)	The weighted average exercise price reflects the impact of the post-spin adjustment to the exercise price related to the Everett Transaction.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the second quarter of fiscal 2017. The aggregate intrinsic value is the difference between the Company's closing common stock price on the last trading day of the second quarter of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three and six months ended April 30, 2017 was $47 million and $120 million, respectively.
At April 30, 2017, there was $53 million of unrecognized pre-tax, stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 1.4 years.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7: Taxes on Earnings
Provision for Taxes
The Company's effective tax rate was 582.2% and 2.4% for the three months ended April 30, 2017 and 2016, respectively, and 152.8% and 7.9% for the six months ended April 30, 2017 and 2016, respectively. During the second quarter of fiscal 2017, as a result of the Everett Transaction, the Company recorded valuation allowances of $473 million on U.S. state deferred tax assets and $110 million of other taxes, which had an unfavorable impact on the Company's tax rates for the three and six months ended April 30, 2017. The Company's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from the Company's operations in lower-tax jurisdictions throughout the world. The Company has not provided U.S. taxes for all foreign earnings because it plans to reinvest some of those earnings indefinitely outside the U.S.
For the three and six months ended April 30, 2017, the Company recorded $506 million and $471 million of net income tax charges, respectively, related to various items discrete to the period. In the second quarter of fiscal 2017, the Company recorded income tax charges of $473 million from valuation allowances on U.S. state deferred tax assets and $110 million of other taxes related to the Everett Transaction, partially offset by income tax benefits of $79 million and $141 million for the three and six months ended April 30, 2017, respectively, on restructuring charges, separation costs and acquisition and other related charges.
For the three and six months ended April 30, 2016, the Company recorded $92 million and $174 million, respectively, of net income tax benefits related to various items discrete to the period. These amounts primarily included tax benefits on restructuring charges, separation costs, acquisition and other related charges and tax matters related to the separation from former Parent.
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
As of April 30, 2017 and October 31, 2016, the amount of unrecognized tax benefits was $11.5 billion and $11.4 billion, respectively, of which up to $3.0 billion and $2.9 billion would affect the Company's effective tax rate if realized as of their respective periods.
The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Condensed Consolidated Statements of Earnings. As of April 30, 2017 and October 31, 2016, the Company recorded $403 million and $394 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HPE does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing, joint and several tax liabilities related to the separation from former Parent and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $2.7 billion within the next 12 months.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2017	October 31, 2016
	In millions
Deferred tax assets - long-term	$3,491	$3,830
Deferred tax liabilities - long-term	(83)	(98)
Deferred tax assets net of deferred tax liabilities	$3,408	$3,732
The Company periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from U.S. GAAP treatment, deferred taxes are recognized. Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $439 million during fiscal 2017 and $3.7 billion during fiscal 2016. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years. Intercompany royalty revenue and the amortization expense related to the licensing rights are eliminated in consolidation.
Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement with HP Inc., formerly Hewlett-Packard Company. In connection with the Everett Transaction, the Company entered into a DXC Tax Matters Agreement with DXC. See Note 19, "Guarantees, Indemnifications and Warranties", for a full description of the Tax Matters Agreement and the DXC Tax Matters Agreement.
Note 8: Balance Sheet Details
Balance sheet details were as follows:
Accounts Receivable, Net

	As of
	April 30, 2017	October 31, 2016
	In millions
Accounts receivable, billed	$3,585	$3,681
Unbilled receivable	267	191
Accounts receivable, gross	3,852	3,872
Allowance for doubtful accounts	(42)	(56)
Total	$3,810	$3,816
The allowance for doubtful accounts related to accounts receivable and changes to the allowance were as follows:

Six Months Ended April 30, 2017
In millions
Balance at beginning of year	$56
Deductions, net of recoveries	(14)
Balance at end of period	$42
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The recourse obligations associated with these short-term financing arrangements as of April 30, 2017 and October 31, 2016 were not material.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

Six Months Ended April 30, 2017
In millions
Balance at beginning of year(1)	$145
Trade receivables sold	1,541
Cash receipts	(1,624)
Foreign currency and other	(1)
Balance at end of period(1)	$61

(1)	Beginning and ending balances represent amounts for trade receivables sold, but not yet collected.
Inventory

	As of
	April 30, 2017	October 31, 2016
	In millions
Finished goods	$1,218	$1,182
Purchased parts and fabricated assemblies	823	558
Total	$2,041	$1,740
For the six months ended April 30, 2017, the increase in Inventory was due primarily to $118 million of inventory added as a result of acquisitions, primarily SGI and Nimble Storage, Inc. ("Nimble"), and higher memory component inventory due to price increases arising from supply constraints.
Other Current Assets

	As of
	April 30, 2017	October 31, 2016
	In millions
Value-added taxes receivable	$673	$762
Manufacturer and other receivables	1,055	1,010
Prepaid and other current assets	1,364	999
Total	$3,092	$2,771
Property, Plant and Equipment

	As of
	April 30, 2017	October 31, 2016
	In millions
Land	$313	$353
Buildings and leasehold improvements	2,689	3,547
Machinery and equipment, including equipment held for lease	9,736	9,024
	12,738	12,924
Accumulated depreciation	(6,046)	(6,620)
Total	$6,692	$6,304
For the six months ended April 30, 2017, the change in gross property, plant and equipment was due primarily to $1,490 million of purchases and $252 million of additions resulting from the SGI, Nimble, and SimpliVity acquisitions, which was partially offset by $1,928 million of sales and retirements and other activity. Accumulated depreciation associated with the assets sold and retired was $1,074 million.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Long-Term Financing Receivables and Other Assets

	As of
	April 30, 2017	October 31, 2016
	In millions
Financing receivables, net	$3,953	$4,584
Deferred tax assets	3,491	3,830
Prepaid pension assets	577	365
Other	2,826	2,796
Total	$10,847	$11,575
For the six months ended April 30, 2017, the change in Long-term financing receivables and other assets was due primarily to a decrease in Financing receivables, net, due primarily to the conversion of capital leases to operating leases in connection with the Everett Transaction.
Other Accrued Liabilities

	As of
	April 30, 2017	October 31, 2016
	In millions
Accrued taxes - other	$830	$866
Warranty - short-term	274	258
Sales and marketing programs	764	853
Other	2,505	1,880
Total	$4,373	$3,857
Other Liabilities

	As of
	April 30, 2017	October 31, 2016
	In millions
Pension, post-retirement and post-employment liabilities	$1,779	$2,101
Deferred revenue - long-term	2,624	2,485
Tax liability - long-term	3,518	3,950
Other long-term liabilities	1,020	865
Total	$8,941	$9,401

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9: Financing Receivables and Operating Leases
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	April 30, 2017	October 31, 2016
	In millions
Minimum lease payments receivable	$7,615	$8,480
Unguaranteed residual value	242	231
Unearned income	(595)	(678)
Financing receivables, gross	7,262	8,033
Allowance for doubtful accounts	(80)	(89)
Financing receivables, net	7,182	7,944
Less: current portion(1)	(3,229)	(3,360)
Amounts due after one year, net(1)	$3,953	$4,584

(1)
The Company includes the current portion in Financing receivables, and amounts due after one year, net in Long-term financing receivables and other assets, in the accompanying Condensed Consolidated Balance Sheets.

During the second quarter of fiscal 2017, in connection with the Everett Transaction, the Company converted certain capital lease arrangements with the former ES segment to operating lease assets held by FS. The decrease in financing receivables during the six months ended April 30, 2017 in the table above is due primarily to this conversion of capital leases to operating leases.
Sale of Financing Receivables
During the three and six months ended April 30, 2017 and 2016, the Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions, which are accounted for as sales in accordance with ASC 860 - Transfers and Servicing. The Company derecognizes the carrying value of the receivable transferred and recognizes a net gain or loss on the sale. During the six months ended April 30, 2017 and 2016, the Company sold $95 million and $67 million, respectively, of financing receivables; cash was collected in full at the time of sale. The gains recognized on the sales of financing receivables were not material for the periods presented.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The credit risk profile of gross financing receivables, based upon internal risk ratings, was as follows:

	As of
	April 30, 2017	October 31, 2016
	In millions
Risk Rating:
Low	$3,826	$4,027
Moderate	3,337	3,909
High	99	97
Total	$7,262	$8,033
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
The allowance for doubtful accounts for financing receivables as of April 30, 2017 and October 31, 2016 and the respective changes during the six and twelve months then ended were as follows:

	As of
	April 30, 2017	October 31, 2016
	In millions
Balance at beginning of period	$89	$95
Provision for doubtful accounts	8	11
Write-offs	(17)	(17)
Balance at end of period	$80	$89
The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	April 30, 2017	October 31, 2016
	In millions
Gross financing receivables collectively evaluated for loss	$6,974	$7,750
Gross financing receivables individually evaluated for loss	288	283
Total	$7,262	$8,033
Allowance for financing receivables collectively evaluated for loss	$62	$73
Allowance for financing receivables individually evaluated for loss	18	16
Total	$80	$89

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
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	April 30, 2017	October 31, 2016
	In millions
Billed:(1)
Current 1-30 days	$311	$389
Past due 31-60 days	34	54
Past due 61-90 days	36	14
Past due > 90 days	55	68
Unbilled sales-type and direct-financing lease receivables	6,826	7,508
Total gross financing receivables	$7,262	$8,033
Gross financing receivables on non-accrual status(2)	$181	$163
Gross financing receivables 90 days past due and still accruing interest(2)	$107	$120

(1)	Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in machinery and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2017	October 31, 2016
	In millions
Equipment leased to customers	$7,593	$5,467
Accumulated depreciation	(2,900)	(2,134)
Total	$4,693	$3,333
The increase in operating lease assets during the six months ended April 30, 2017 is primarily a result of the Everett Transaction, as operating leases held with the former ES segment were treated as intercompany leases until the close of the transaction. As of April 1, 2017, these leases became third party leases held with DXC.
Note 10: Acquisitions
Acquisitions
During the first six months of fiscal 2017, the Company completed five acquisitions. The purchase price allocation for these acquisitions as set forth in the table below reflects various preliminary fair value estimates and analysis, including

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

preliminary work performed by third-party valuation specialists, certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and income based taxes, and residual goodwill, which are subject to change within the measurement period as valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company's consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.
The following table presents the aggregate purchase price allocation, including those items that are still preliminary allocations, for the Company's acquisitions for the six months ended April 30, 2017:

In millions

Goodwill	$1,323
Amortizable intangible assets	579
In-process research and development	85
Net assets assumed	319
Total fair value consideration	$2,306
On April 17, 2017, the Company completed the acquisition of Nimble Storage, Inc., a provider of predictive all-flash and hybrid-flash storage solutions. Nimble's results of operations are included within the Enterprise Group segment. The acquisition date fair value consideration of $1.3 billion primarily consisted of cash paid for outstanding common stock, vested in-the-money stock awards, and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $787 million of goodwill, $288 million of intangible assets, and $30 million of in-process research and development. The Company will amortize the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.
On February 17, 2017, the Company completed the acquisition of SimpliVity, a provider of software-defined, hyperconverged infrastructure. SimpliVity's results of operations are included within the Enterprise Group segment. The acquisition date fair value consideration of $651 million primarily consisted of cash paid for outstanding common stock, debt, and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $430 million of goodwill, $116 million of intangible assets, and $25 million of in-process research and development. The Company will amortize the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.
On November 1, 2016, the Company completed the acquisition of SGI, a provider of high-performance solutions for computer data analytics and data management. SGI's results of operations are included within the Enterprise Group segment. The acquisition date fair value consideration of $349 million consisted of cash paid for outstanding common stock, debt, and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $74 million of goodwill, $150 million of intangible assets, and $30 million of in-process research and development. The Company will amortize the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11: Goodwill and Intangible Assets
Goodwill
Goodwill allocated to the Company's reportable segments as of April 30, 2017 and changes in the respective carrying amounts during the six months then ended were as follows:

	Enterprise Group	Software	Financial Services	Total
	In millions
Balance at October 31, 2016	$15,945	$8,089	$144	$24,178
Goodwill acquired during the period	1,323	—	—	1,323
Changes due to foreign currency	(1)	—	—	(1)
Goodwill adjustments	(2)	—	—	(2)
Balance at April 30, 2017	$17,265	$8,089	$144	$25,498

Goodwill is tested for impairment at the reporting unit level. As of April 30, 2017, the Company's reporting units are consistent with the reportable segments identified in Note 3, "Segment Information". The Company will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.
Intangible Assets
The Company's intangible assets are composed of:

	As of April 30, 2017				As of October 31, 2016
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$1,488	$(305)	$(856)	$327	$1,394	$(322)	$(856)	$216
Developed and core technology and patents	4,565	(1,378)	(2,138)	1,049	4,190	(1,232)	(2,138)	820
Trade name and trademarks	215	(27)	(109)	79	178	(21)	(109)	48
In-process research and development	85	—	—	85	—	—	—	—
Total intangible assets	$6,353	$(1,710)	$(3,103)	$1,540	$5,762	$(1,575)	$(3,103)	$1,084
The increase in gross intangible assets during the first six months of fiscal 2017 was due to the addition of $579 million of intangible assets and $85 million of in-process research and development in connection with acquisitions completed during the period. This increase was partially offset by $73 million of intangible assets which became fully amortized and have been eliminated from gross intangible assets and accumulated amortization. Intangible asset amortization expense for the three months ended April 30, 2017 and 2016 was $107 million and $101 million, respectively, and for the six months ended April 30, 2017 and 2016 was $208 million and $220 million, respectively.
In-process research and development consists of efforts that are in process on the date the Company acquires a business. In-process research and development acquired in a business combination is considered an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process research and development intangible assets upon completion of the projects. If an in-process research and development project is abandoned, the Company records an expense for the value of the related intangible asset to its Condensed Consolidated

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Statement of Earnings in the period of abandonment. No in-process research and development projects were completed or abandoned during the six months ended April 30, 2017.
As of April 30, 2017, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year:	In millions
2017 (remaining 6 months)	$243
2018	383
2019	306
2020	248
2021	106
2022	78
Thereafter	91
Total	$1,455
Note 12: Fair Value
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2017				As of October 31, 2016
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$2,446	$—	$2,446	$—	$4,035	$—	$4,035
Money market funds	2,845	—	—	2,845	6,495	—	—	6,495
Equity securities in public companies	21	—	—	21	16	—	—	16
Foreign bonds	8	214	—	222	—	180	—	180
Other debt securities	—	—	27	27	—	—	28	28
Derivative Instruments:
Interest rate contracts	—	—	—	—	—	109	—	109
Foreign exchange contracts	—	433	—	433	—	611	—	611
Other derivatives	—	2	—	2	—	—	—	—
Total assets	$2,874	$3,095	$27	$5,996	$6,511	$4,935	$28	$11,474
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$122	$—	$122	$—	$6	$—	$6
Foreign exchange contracts	—	265	—	265	—	211	—	211
Other derivatives	—	—	—	—	—	2	—	2
Total liabilities	$—	$387	$—	$387	$—	$219	$—	$219
During the six months ended April 30, 2017, there were no transfers between levels within the fair value hierarchy.
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
Derivative Instruments: The Company uses forward contracts, interest rate and total return swaps to hedge certain foreign currency and interest rate exposures. The Company uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, the Company and counterparties' credit risk, foreign currency exchange rates, and forward and spot prices for currencies and interest rates. See Note 13, "Financial Instruments", for a further discussion of the Company's use of derivative instruments.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Fair Value Disclosures
Short- and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Condensed Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. At April 30, 2017, the estimated fair value of the Company's short-term and long-term debt was $14.0 billion and the carrying value was $13.9 billion. At October 31, 2016, the estimated fair value of the Company's short-term and long-term debt was $15.8 billion and the carrying value was $15.7 billion. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified as Level 2 in the fair value hierarchy.
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
Note 13: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of April 30, 2017				As of October 31, 2016
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$2,435	$—	$—	$2,435	$4,024	$—	$—	$4,024
Money market funds	2,845	—	—	2,845	6,495	—	—	6,495
Total cash equivalents	5,280	—	—	5,280	10,519	—	—	10,519
Available-for-Sale Investments:
Debt securities:
Time deposits	11	—	—	11	11	—	—	11
Foreign bonds	184	38	—	222	131	49	—	180
Other debt securities	39	—	(12)	27	40	—	(12)	28
Total debt securities	234	38	(12)	260	182	49	(12)	219
Equity securities:
Equity securities in public companies	20	1	—	21	20	—	(4)	16
Total equity securities	20	1	—	21	20	—	(4)	16
Total available-for-sale investments	254	39	(12)	281	202	49	(16)	235
Total cash equivalents and available-for-sale investments	$5,534	$39	$(12)	$5,561	$10,721	$49	$(16)	$10,754

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of April 30, 2017 and October 31, 2016, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of April 30, 2017 and October 31, 2016. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
The gross unrealized loss as of both April 30, 2017 and October 31, 2016 was due primarily to a decline in the fair value of a debt security of $12 million, which has been in a continuous loss position for more than twelve months. The Company does not intend to sell this debt security, and it is not likely that the Company will be required to sell this debt security prior to the recovery of the amortized cost.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	April 30, 2017
	Amortized Cost	Fair Value
	In millions
Due in more than five years	$234	$260
Equity securities in privately held companies that are accounted for as cost basis investments are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These investments amounted to $145 million and $128 million at April 30, 2017 and October 31, 2016, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. These investments amounted to $2.6 billion at both April 30, 2017 and October 31, 2016. For further details, see Note 20, "Equity Method Investments".
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
To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allow the Company to hold collateral from, or require the Company to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

generally posted within two business days. The fair value of the Company's derivatives, with credit contingent features, in a net liability position was $137 million and $9 million at April 30, 2017 and October 31, 2016, respectively, all of which were fully collateralized within two business days.
Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of April 30, 2017 and October 31, 2016.
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

	As of April 30, 2017					As of October 31, 2016
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$9,500	$—	$—	$—	$122	$9,500	$—	$109	$—	$6
Cash flow hedges:
Foreign currency contracts	7,483	159	91	79	25	6,450	247	172	31	15
Net investment hedges:
Foreign currency contracts	1,932	40	21	34	37	1,891	53	28	23	28
Total derivatives designated as hedging instruments	18,915	199	112	113	184	17,841	300	309	54	49
Derivatives not designated as hedging instruments
Foreign currency contracts	9,472	120	2	86	4	16,496	100	11	103	11
Other derivatives	102	2	—	—	—	135	—	—	2	—
Total derivatives not designated as hedging instruments	9,574	122	2	86	4	16,631	100	11	105	11
Total derivatives	$28,489	$321	$114	$199	$188	$34,472	$400	$320	$159	$60
Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of April 30, 2017 and October 31, 2016, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of April 30, 2017
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$435	$—	$435	$247	$141	(1)	$47
Derivative liabilities	$387	$—	$387	$247	$177	(2)	$(37)

	As of October 31, 2016
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$720	$—	$720	$207	$465	(1)	$48
Derivative liabilities	$219	$—	$219	$207	$10	(3)	$2

(1)
Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

(2)
Represents the collateral posted by the Company in cash as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. The amount includes $226 million of cash collateral posted, net of $49 million of cash collateral returned.

(3)
Represents the collateral posted by the Company through re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the six months ended April 30, 2017 and 2016 were as follows:

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2017	Six months ended April 30, 2017	Hedged Item	Location	Three months ended April 30, 2017	Six months ended April 30, 2017
		In millions				In millions
Interest rate contracts	Interest and other, net	$37	$(225)	Fixed-rate debt	Interest and other, net	$(37)	$225

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2016	Six months ended April 30, 2016	Hedged Item	Location	Three months ended April 30, 2016	Six months ended April 30, 2016
		In millions				In millions
Interest rate contracts	Interest and other, net	$34	$167	Fixed-rate debt	Interest and other, net	$(34)	$(167)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2017 were as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2017	Six months ended April 30, 2017	Location	Three months ended April 30, 2017	Six months ended April 30, 2017
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(56)	$(1)	Net revenue	$2	$58
Foreign currency contracts	(1)	(1)	Cost of products	—	—
Foreign currency contracts	1	1	Other operating expenses	—	—
Foreign currency contracts	66	142	Interest and other, net	66	149
Subtotal	10	141	Net earnings (loss) from continuing operations	68	207
Foreign currency contracts	(6)	(1)	Net loss from discontinued operations	15	39
Total cash flow hedges	$4	$140	Total	$83	$246
Net investment hedges:
Foreign currency contracts	$(8)	$(10)	Interest and other, net	$—	$—
Subtotal	(8)	(10)	Net earnings (loss) from continuing operations	—	—
Foreign currency contracts	—	—	Net loss from discontinued operations	—	—
Total	$(8)	$(10)	Total	$—	$—

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2016 was as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2016	Six months ended April 30, 2016	Location	Three months ended April 30, 2016	Six months ended April 30, 2016
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(192)	$(153)	Net revenue	$(13)	$28
Foreign currency contracts	3	2	Other operating expenses	—	—
Foreign currency contracts	61	119	Interest and other, net	66	125
Subtotal	(128)	(32)	Net earnings (loss) from continuing operations	53	153
Foreign currency contracts	(78)	(32)	Net loss from discontinued operations	17	38
Total cash flow hedges	$(206)	$(64)	Total	$70	$191
Net investment hedges:
Foreign currency contracts	$(137)	$(80)	Interest and other, net	$—	$—
Subtotal	(137)	(80)	Net earnings (loss) from continuing operations	—	—
Foreign currency contracts	—	—	Net loss from discontinued operations	—	—
Total	$(137)	$(80)	Total	$—	$—
As of April 30, 2017 and 2016, no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow, and net investment hedges was not material for the six months ended April 30, 2017 and 2016.
As of April 30, 2017, the Company expects to reclassify an estimated net Accumulated other comprehensive loss of approximately $47 million, net of taxes, to earnings in the next twelve months, along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
The pre-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Earnings for the three and six months ended April 30, 2017 and 2016 was as follows:

	Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended April 30, 2017	Six months ended April 30, 2017
		In millions
Foreign currency contracts	Interest and other, net	$(199)	$(246)
Other derivatives	Interest and other, net	1	4
Total		$(198)	$(242)

	Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended April 30, 2016	Six months ended April 30, 2016
		In millions
Foreign currency contracts	Interest and other, net	$(331)	$(323)
Other derivatives	Interest and other, net	5	—
Total		$(326)	$(323)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 14: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of
	April 30, 2017		October 31, 2016
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt	$1,217	2.6%	$2,772	1.7%
FS Commercial paper	343	—%	326	0.1%
Notes payable to banks, lines of credit and other(1)	450	2.2%	429	2.0%
Total notes payable and short-term borrowings	$2,010		$3,527

(1)
Notes payable to banks, lines of credit and other includes $404 million and $381 million at April 30, 2017 and October 31, 2016, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Long-Term Debt

	As of
	April 30, 2017	October 31, 2016
	In millions
Hewlett Packard Enterprise Senior Notes(1)
$2,250 issued at discount to par at a price of 99.944% in October 2015 at 2.45%, due October 5, 2017, interest payable semi-annually on April 5 and October 5 of each year	$750	$2,249
$2,650 issued at discount to par at a price of 99.872% in October 2015 at 2.85%, due October 5, 2018, interest payable semi-annually on April 5 and October 5 of each year	2,648	2,648
$3,000 issued at discount to par at a price of 99.972% in October 2015 at 3.6%, due October 15, 2020, interest payable semi-annually on April 15 and October 15 of each year	2,999	2,999
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 15, 2022, interest payable semi-annually on April 15 and October 15 of each year	1,348	1,348
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,494	2,494
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	750
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
$350 issued at par in October 2015 at three-month USD LIBOR plus 1.74%, due October 5, 2017, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	350	350
$250 issued at par in October 2015 at three-month USD LIBOR plus 1.93%, due October 5, 2018, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	250	250
Other, including capital lease obligations, at 0.00%-6.05%, due in calendar years 2017-2021(2)	202	300
Fair value adjustment related to hedged debt	(122)	103
Unamortized debt issuance costs(3)	(47)	(50)
Less: current portion	(1,217)	(2,772)
Total long-term debt	$11,904	$12,168

(1)	The Company may redeem some or all of the fixed-rate Hewlett Packard Enterprise Senior Notes at any time in accordance with the terms thereof.

(2)
Other, including capital lease obligations includes $136 million and $181 million as of April 30, 2017 and October 31, 2016, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

(3)
In April 2015, the FASB issued ASU 2015-03, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability rather than an asset that is amortized. During the first quarter of fiscal 2017, the Company adopted the standard retrospectively for the prior period presented.

As disclosed in Note 13, "Financial Instruments", the Company uses interest rate swaps to mitigate the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. As of April 30, 2017, the Company had entered into interest rate swaps to reduce the exposure of $9.5 billion of aggregate principal amount of fixed rate senior notes to changes in fair value resulting from changes in interest rates by achieving LIBOR-based floating interest expense. Interest rates on long-term debt in the table above have not been adjusted to reflect the impact of any interest rate swaps.
Interest expense on borrowings recognized in the Condensed Consolidated Statements of Earnings was as follows:

		Three months ended April 30,		Six months ended April 30,
Expense	Location	2017	2016	2017	2016
		In millions
Financing interest	Financing interest	$65	$61	$131	$119
Interest expense	Interest and other, net	77	79	169	152
Total interest expense		$142	$140	$300	$271

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Available Borrowing Resources
The Company had the following resources available to obtain short- or long-term additional liquidity if needed:

As of April 30, 2017
In millions
Commercial paper programs	$4,157
Uncommitted lines of credit	$1,802
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
Everett Financing
In connection with the Everett Transaction, Everett borrowed an aggregate principal amount of approximately $3.5 billion which consisted of a term loan facility in the principal amount of $2.0 billion and Senior Notes in the principal amount of $1.5 billion. The proceeds from these arrangements were used to fund a $3.0 billion cash dividend payment from Everett to Hewlett Packard Enterprise and the remaining approximately $0.5 billion was retained by Everett. The obligations under these borrowing arrangements were retained by Everett.
On April 28, 2017, the Company used a portion of the $3.0 billion cash dividend received from Everett to redeem $1.5 billion face value of the $2.25 billion Senior Notes with an original maturity date of October 5, 2017. A proportional amount of unamortized discount and debt issuance costs have been allocated to the retired debt. These costs, along with the redemption price of $1.508 billion resulted in an immaterial loss.
Note 15: Related Party Transactions and Former Parent Company Investment
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
Transactions with DXC
On April 1, 2017, HPE completed the Everett Transaction. As a result, transactions with DXC are no longer considered related party transactions. For further information, see Note 2, “Discontinued Operations”.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 16: Stockholders' Equity
Change in HPE's Stockholders' equity
The following table presents changes in Total stockholders' equity for the six months ended April 30, 2017.

	In millions
Balance as of October 31, 2016		$31,518
Everett Transaction(1)		(1,349)
Net loss(2)	(349)
Other comprehensive income, net of taxes	476
Comprehensive income	127	127
Repurchase of common stock		(1,350)
Cash dividends declared		(324)
Stock-based compensation expense(3)		378
Other(4)		47
Balance as of April 30, 2017		$29,047

(1)	Includes retained earnings of $3.9 billion and non-controlling interest of $30 million, reduced by accumulated other comprehensive loss of $2.6 billion.

(2)	Includes net loss of $345 million and net loss attributable to non-controlling interests of $4 million.

(3)
Includes unallocated stock-based compensation expense of $219 million, stock-based compensation expense included in Net loss from discontinued operations of $100 million, stock-based compensation expense included in Separation costs of $33 million, stock-based compensation expense related to workforce reductions included in Restructuring charges of $19 million, and stock-based compensation expense related to the acquisition of SGI recorded within Acquisition and other related charges of $7 million.

(4)
Other primarily includes shares acquired through business acquisitions, shares issued through the employee stock purchase program, exercise of options, and shares canceled, net of related tax benefits.

Taxes related to Other Comprehensive Income (Loss)

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
	In millions
Taxes on change in net unrealized (losses) gains on available-for-sale securities:
Tax provision on net unrealized (losses) gains arising during the period	$—	$(2)	$(1)	$(1)
Tax provision (benefit) on (gains) losses reclassified into earnings	—	1	—	(2)
	—	(1)	(1)	(3)
Taxes on change in net unrealized losses on cash flow hedges:
Tax benefit (provision) on net unrealized gains (losses) arising during the period	4	46	(27)	31
Tax provision on net gains reclassified into earnings	13	6	45	25
	17	52	18	56
Taxes on change in unrealized components of defined benefit plans:
Tax provision on gains (losses) arising during the period	(1)	—	(25)	—
Tax benefit on amortization of actuarial loss and prior service benefit	(5)	(5)	(11)	(10)
Tax provision on curtailments, settlements and other	(7)	(11)	(14)	(12)
	(13)	(16)	(50)	(22)
Tax benefit on change in cumulative translation adjustment	—	42	1	22
Tax benefit (provision) on other comprehensive income	$4	$77	$(32)	$53

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
	In millions
Other comprehensive income (loss), net of taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized (losses) gains arising during the period	$(4)	$—	$(18)	$3
(Gains) losses reclassified into earnings	—	(4)	—	2
	(4)	(4)	(18)	5
Change in net unrealized losses on cash flow hedges:
Net unrealized gains (losses) arising during the period	8	(160)	113	(33)
Net gains reclassified into earnings(1)	(70)	(64)	(201)	(166)
	(62)	(224)	(88)	(199)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	10	(1)	465	(1)
Amortization of actuarial loss and prior service benefit(2)	72	65	163	132
Curtailments, settlements and other	(4)	(10)	(11)	(29)
	78	54	617	102
Change in cumulative translation adjustment	(11)	99	(35)	(60)
Other comprehensive income (loss), net of taxes	$1	$(75)	$476	$(152)

(1)	For more details on the reclassification of pre-tax net (gains) losses on cash flow hedges into the Condensed Consolidated Statements of Earnings, see Note 13, "Financial Instruments".

(2)	These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 5, "Retirement and Post-Retirement Benefit Plans."
The components of Accumulated other comprehensive loss, net of taxes as of April 30, 2017, and changes during the six months ended April 30, 2017 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$54	$35	$(5,642)	$(1,046)	$(6,599)
Transfer related to the Everett Transaction	(9)	—	1,820	768	2,579
Other comprehensive (loss) income before reclassifications	(18)	113	465	(35)	525
Reclassifications of (gains) loss into earnings	—	(201)	152	—	(49)
Balance at end of period	$27	$(53)	$(3,205)	$(313)	$(3,544)
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
For the six months ended April 30, 2017, the Company retired a total of 59 million shares in connection with its share repurchase programs through open market repurchases, which were recorded as a $1.3 billion reduction to stockholders' equity.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Additionally, for the six months ended April 30, 2017, the Company had unsettled open market repurchases of 2.1 million shares, which were recorded as a $39 million reduction to stockholders' equity. As of April 30, 2017, the Company had a remaining authorization of $2.0 billion for future share repurchases.
Note 17: Net Earnings (Loss) Per Share
The Company calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of restricted stock awards, stock options, and performance-based awards.
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
	In millions, except per share amounts
Numerator:
(Loss) earnings from continuing operations	$(487)	$322	$(232)	$684
(Loss) earnings from discontinued operations	(125)	(2)	(113)	(97)
Net (loss) earnings	$(612)	$320	$(345)	$587
Denominator:
Weighted-average shares used to compute basic net EPS	1,658	1,725	1,664	1,743
Dilutive effect of employee stock plans(1)	—	26	—	22
Weighted-average shares used to compute diluted net EPS(1)	1,658	1,751	1,664	1,765
Basic net (loss) earnings per share:
Continuing operations	$(0.29)	$0.19	$(0.14)	$0.39
Discontinued operations	(0.08)	—	(0.07)	(0.06)
Basic net (loss) earnings per share	$(0.37)	$0.19	$(0.21)	$0.33
Diluted net (loss) earnings per share:(1)
Continuing operations	$(0.29)	$0.18	$(0.14)	$0.39
Discontinued operations(2)	(0.08)	—	(0.07)	(0.06)
Diluted net (loss) earnings per share	$(0.37)	$0.18	$(0.21)	$0.33
Anti-dilutive weighted-average stock awards(1)	85	46	90	51

(1)
The Company excludes shares potentially issuable under employee stock plans that could dilute basic EPS in the future from the calculation of diluted net earnings (loss) per share, as their effect, if included, would have been anti-dilutive for the periods presented.

(2)
U.S. GAAP requires the denominator used in the diluted EPS calculation for discontinued operations to be the same as that of continuing operations, regardless of net earnings (loss) from continuing operations.

Note 18: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreements between Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") and Hewlett Packard Enterprise and DXC (formerly known as "Everett SpinCo, Inc."), the parties to each agreement agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreements included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreements also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. (in the case of the separation of Hewlett Packard Enterprise from HP Inc.) or of Hewlett Packard Enterprise (in the case of the separation of Everett SpinCo Inc. from Hewlett Packard Enterprise), in each case

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

arising prior to the applicable separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against the Company. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of April 30, 2017, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
Department of Justice, Securities and Exchange Commission Proceedings. In April 2014, HP Inc. and HP Inc. subsidiaries in Russia, Poland, and Mexico collectively entered into agreements with the U.S. Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") to resolve claims of Foreign Corrupt Practices Act ("FCPA") violations. Pursuant to the terms of the resolutions with the DOJ and SEC, HP Inc. was required to undertake certain compliance, reporting and cooperation obligations for a three-year period. In October of 2015, Hewlett Packard Enterprise contractually undertook the same compliance, reporting and cooperation obligations that were held by HP Inc. under the DOJ resolutions for the balance of the three-year period. Hewlett Packard Enterprise has reached a similar agreement with the Staff of the SEC, which is set forth in an amended SEC administrative order dated July 15, 2016. Hewlett Packard Enterprise’s obligations to the SEC expired in April 2017.  Hewlett Packard Enterprise’s obligations to the DOJ run for three years following a court proceeding held in connection with the resolution, and thus continue until September 2017.
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
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers.  Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals aged 40 and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012.

Wall v. Hewlett-Packard Enterprise Company and HP Inc. This certified California class action and Private Attorney General Act action was filed against Hewlett-Packard Company on January 17, 2012 and the fifth amended (and operative) complaint was filed against HP Inc. and Hewlett Packard Enterprise on June 28, 2016. The complaint alleges that the defendants paid earned incentive compensation late and failed to timely pay final wages in violation of the California Labor Code. On August 9, 2016, the court ordered the class certified without prejudice to a future motion to amend or modify the class certification order or to decertify. Trial is set to begin on June 19, 2017.

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
Network-1 Technologies, Inc. v. Alcatel-Lucent USA Inc., et al. This patent infringement action was filed in September 2011 in the United States District Court for the Eastern District of Texas and alleges that various Hewlett Packard Enterprise switches and access points infringe Network-1’s patent relating to the 802.3af and 802.3at “Power over Ethernet” standards. The Network-1 patent at issue expires in 2020. On June 1, 2017, the Court held a hearing on HPE’s motion for summary judgment. No ruling has yet been issued. Trial is currently scheduled to begin on November 6, 2017.

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
Note 19: Guarantees, Indemnifications and Warranties
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
The Company has entered into service contracts with certain of its clients that are supported by financing arrangements. With the completion of the Everett Transaction, these service contracts now primarily relate to TS contracts. If a service contract is terminated as a result of the Company's non-performance under the contract or failure to comply with the terms of the financing arrangement, the Company could, under certain circumstances, be required to acquire certain assets related to the service contract. The Company believes the likelihood of having to acquire a material amount of assets under these arrangements is remote.
Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. The Company also provides indemnifications to certain vendors and customers against claims of IP infringement made by third parties arising from the use by such vendors and customers of the Company's software products and support services and certain other matters. Some indemnifications may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.
General Cross-indemnification
In connection with the Separation, the Company entered into a Separation and Distribution Agreement with HP Inc. effective November 1, 2015 where the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the Separation. As a result, as of April 30, 2017 and October 31, 2016, the Company has recorded both a receivable from HP Inc. of

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

$54 million and $56 million, respectively, and a payable to HP Inc. of $42 million and $41 million, respectively, related to litigation matters and other contingencies.
In connection with the Everett Transaction, the Company entered into a Separation and Distribution Agreement with DXC effective April 1, 2017 where DXC agreed to indemnify HPE, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to DXC as part of the Everett Transaction. HPE similarly agreed to indemnify DXC, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Everett Transaction. As a result, as of April 30, 2017, the Company has recorded a net receivable from DXC of $108 million related to litigation matters and other contingencies.
Shared Litigation with HP Inc. and DXC
As part of the Separation and Distribution Agreements between Hewlett Packard Enterprise and HP Inc., and Hewlett Packard Enterprise and DXC, the parties to each agreement agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreements also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. (in the case of the separation of Hewlett Packard Enterprise from HP Inc.) or of Hewlett Packard Enterprise (in the case of the separation of DXC from Hewlett Packard Enterprise), in each case arising prior to the applicable separation.
Tax Matters Agreement with HPI and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc. effective November 1, 2015 that governs the rights and obligations of the Company and HP Inc. for certain pre-Separation tax liabilities. The Tax Matters Agreement provides that the Company and HP Inc. will share certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HP Inc.'s U.S. and certain non-U.S. income tax returns. In certain jurisdictions, the Company and HP Inc. have joint and several liability for past income tax liabilities and accordingly, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. In these cases, the Company records the entire liability, which is partially offset by the indemnification receivable from HP Inc., thereby reflecting the Company's net exposure in its Condensed Consolidated Balance Sheet.
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
As of April 30, 2017, the Company recorded a net long-term receivable of $1.3 billion from HP Inc. for certain tax liabilities that the Company is joint and severally liable for, but for which it is indemnified by HP Inc. under the Tax Matters Agreement. The actual amount that the Company may receive could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Tax Matters Agreement with DXC and Other Income Tax Matters
In connection with the Everett Transaction, the Company entered into a Tax Matters Agreement (the "DXC Tax Matters Agreement") with DXC effective on April 1, 2017 that governs the rights and obligations of the Company and DXC for certain pre-divestiture tax liabilities. The DXC Tax Matters Agreement generally provides that the Company will be responsible for pre-divestiture income tax liabilities that arise from adjustments made by tax authorities to the Company and DXC's U.S. and certain non-U.S. income tax returns. In certain jurisdictions the Company and DXC have joint and several liability for past income tax liabilities and accordingly, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.
In addition, if the distribution of Everett's common shares to Hewlett Packard Enterprise's stockholders is determined to be taxable, the Company would generally bear the tax liability, unless the taxability of the distribution is the direct result of actions taken by DXC in which case DXC would be responsible for any taxes imposed on the distribution.
Upon completion of the Everett Transaction on April 1, 2017, the Company recorded a net income tax indemnification receivable from DXC for certain income tax liabilities. The actual amount that DXC may be obligated to pay the Company could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of April 30, 2017 was $127 million.
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
The Company's aggregate product warranty liabilities as of April 30, 2017, and changes during the six months ended April 30, 2017 were as follows:

Six months ended April 30, 2017
In millions
Balance at beginning of period	$497
Accruals for warranties issued	167
Adjustments related to pre-existing warranties (including changes in estimates)	(6)
Settlements made (in cash or in kind)	(159)
Balance at end of period	$499

Note 20: Equity Method Investments
The Company includes investments which are accounted for using the equity method, under Investments in equity interests on the Company's Condensed Consolidated Balance Sheets. As of April 30, 2017 and October 31, 2016, the Company's Investments in equity interests primarily included $2.6 billion related to a 49% interest in H3C.
Investment in H3C
In May 2016, Tsinghua Holdings’ subsidiary, Unisplendour Corporation, purchased 51% of the new business named H3C, comprising Hewlett Packard Enterprise’s former H3C Technologies and China-based servers, storage and technology services business which were previously reported within the Enterprise Group segment. The Company retained a 49% interest in the new company, which it records as an equity method investment.
During the three and six months ended April 30, 2017, the Company recorded a Loss from equity interests of $3 million and $25 million, respectively, in the Condensed Consolidated Statements of Earnings. For the three months ended April 30, 2017, the loss comprised of $38 million in basis difference amortization expense, offset by $35 million which represented the Company's share of H3C net income. For the six months ended April 30, 2017, the loss comprised of $73 million in basis difference amortization expense, offset by $48 million which represented the Company's share of H3C net income. The loss

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

from equity interests was reflected as a reduction in the carrying amount of Investments in equity interests in the Condensed Consolidated Balance Sheet as of April 30, 2017.
The Company also has commercial arrangements with H3C to buy and sell HPE branded servers, storage, networking and technology services. During the three and six months ended April 30, 2017, HPE recorded approximately $253 million and $513 million in sales to H3C and $66 million and $157 million in purchases from H3C. Net payables due to H3C as of April 30, 2017 and October 31, 2016 were approximately $57 million and $71 million, respectively.

Note 21: Subsequent Events
During May 2017, the Company completed a sale and leaseback transaction of its properties located in Roseville, California, for total consideration of $104 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•
Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares the three and six months ended April 30, 2017 to the prior-year periods.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations.  An analysis of our financial results comparing the three and six months ended April 30, 2017 to the prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.

•
Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions, cross-indemnifications with HP Inc. (formerly known as "Hewlett-Packard Company" and also referred to in this Quarterly Report as "former Parent"), cross-indemnifications with DXC Technology Company ("DXC"), and off-balance sheet arrangements.

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
Former Parent Separation Transaction
On November 1, 2015, HP Inc. spun-off Hewlett Packard Enterprise Company ("the Separation"). To effect the spin-off, HP Inc. distributed all of the shares of Hewlett Packard Enterprise Company ("HPE") common stock owned by HP Inc. to its stockholders on November 1, 2015. Holders of HP Inc. common stock received one share of Hewlett Packard Enterprise Company for every share of HP Inc. stock held as of the record date. As a result of the spin-off, we now operate as an independent, publicly-traded company.
Enterprise Services Business Separation Transaction
On April 1, 2017, we completed the previously announced separation and merger of our Enterprise Services business with Computer Sciences Corporation ("CSC") (collectively, the "Everett Transaction"). The Everett Transaction was accomplished by a series of transactions among CSC, HPE, Everett SpinCo, Inc. (a wholly-owned subsidiary of HPE) ("Everett"), and New Everett Merger Sub Inc., a wholly-owned subsidiary of Everett ("Merger Sub"). We transferred the Enterprise Services business to Everett and distributed all of the shares of Everett to HPE stockholders. HPE stockholders received 0.085904 shares of common stock in the new company for every one share of HPE common stock held at the close of business on the record date. Following the distribution, the Merger Sub merged with and into CSC, which will continue as a wholly-owned subsidiary of Everett. At the time of the merger, Everett changed its name to DXC.
September 2016 Announcement of Spin-Off and Merger of Software Segment
On September 7, 2016, we announced plans to spin-off and merge our Software segment (“Seattle”) with Micro Focus International plc (“Micro Focus”), a global software company dedicated to delivering and supporting enterprise software solutions (collectively, the “Seattle Transaction”). Our decision will create two businesses that are stronger, more focused and better able to innovate and adapt in today's market, delivering faster outcomes to our customers. The combination of Seattle with Micro Focus will create one of the world's largest pure-play enterprise software companies. Upon the completion of the Seattle Transaction, which we currently anticipate to close on September 1, 2017, shareholders of Hewlett Packard Enterprise

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Company will own shares of both Hewlett Packard Enterprise and approximately 50.1% of the new combined company. The transaction also includes a cash dividend of $2.5 billion from Seattle to Hewlett Packard Enterprise. Preceding the close of the Seattle Transaction, we expect to incur one-time costs of approximately $700 million to separate the Software segment from Hewlett Packard Enterprise. The Seattle Transaction is subject to certain customary closing conditions.
We will record a deferred tax asset on the Seattle Transaction costs and expenses as they are incurred through fiscal 2017. We expect that a portion of these deferred tax assets associated with the Seattle Transaction costs and expenses will be eliminated, as non-deductible expenses, at the time the Seattle Transaction is executed.
The following Overview, Results of Operations and Liquidity discussions and analysis compare the three and six months ended April 30, 2017 to the prior-year periods, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of April 30, 2017, unless otherwise noted.
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
We organize our business into four segments for financial reporting purposes: the Enterprise Group ("EG"), Software, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for the three months ended April 30, 2017, as compared to the prior-year period:

	HPE Consolidated	Enterprise Group		Software	Financial Services	Corporate Investments(3)
	Dollars in millions, except for per share amounts
Net revenue(1)	$7,445	$6,243		$685	$872	$—
Year-over-year change %	(12.5)%	(12.8)%		(11.5)%	10.7%	NM
Earnings (loss) from operations(2)	$182	$548		$181	$78	$(38)
Earnings (loss) from operations as a % of net revenue	2.4%	8.8%		26.4%	8.9%	NM
Year-over-year change percentage points	(2.9)pts	(3.0	)pts	1.6pts	(0.4)pts	NM
Net loss from continuing operations	$(487)
Net loss per share
Basic EPS from continuing operations	$(0.29)

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs and eliminations, stock-based compensation expense, separation costs, restructuring charges, acquisition and other related charges, amortization of intangible assets, and defined benefit plan settlement charges and remeasurement (benefit).

(3)	"NM" represents not meaningful.
Net revenue decreased by $1.1 billion or 12.5% (decreased 11.7% on a constant currency basis) in the three months ended April 30, 2017, as compared to the prior-year period. The leading contributor to the net revenue decrease was lower EG revenue of $0.9 billion due primarily to a decline in Servers revenue from Tier 1 service provider customers and the impact of the divestiture of our controlling interest in the H3C Technologies and China-based Server, Storage and Technology Services businesses ("H3C divestiture") in May 2016. Gross margin was 33.8% ($2.5 billion) and 35.8% ($3.0 billion) for the three months ended April 30, 2017 and 2016, respectively. The 2.0 percentage point decrease in gross margin was due primarily to lower gross margins in EG due primarily to the impact of the H3C divestiture and commodity cost pressures and competitive

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

pricing pressures, particularly in Storage and Servers. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. Operating margin decreased 2.9 percentage points in the three months ended April 30, 2017, as compared to the prior-year period, due primarily to the decrease in gross margin and higher Separation costs and Restructuring charges.
The following provides an overview of our key financial metrics by segment for the six months ended April 30, 2017 as compared to the prior-year period:

	HPE Consolidated	Enterprise Group		Software	Financial Services	Corporate Investments(3)
	Dollars in millions, except for per share amounts
Net revenue(1)	$15,001	$12,568		$1,406	$1,695	$—
Year-over-year change %	(12.0)%	(12.4)%		(9.5)%	8.4%	NM
Earnings (loss) from operations(2)	$638	$1,350		$335	$156	$(81)
Earnings (loss) from operations as a % of net revenue	4.3%	10.7%		23.8%	9.2%	NM
Year-over-year change percentage points	(1.1)pts	(1.9	)pts	2.7pts	(1.9)pts	NM
Net loss from continuing operations	$(232)
Net loss per share
Basic EPS from continuing operations	$(0.14)

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs and eliminations, stock-based compensation expense, separation costs, restructuring charges, acquisition and other related charges, amortization of intangible assets, and defined benefit plan settlement charges and remeasurement (benefit).

(3)	"NM" represents not meaningful.
Net revenue decreased $2.0 billion or 12.0% (decreased 11.1% on a constant currency basis) in the six months ended April 30, 2017, as compared to the prior-year period. The leading contributor to the net revenue decrease was lower EG revenue of $1.8 billion due primarily to a decline in Servers revenue from Tier 1 service provider customers and the impact of the H3C divestiture in May 2016. Gross margin was 35.0% ($5.3 billion) and 36.2% ($6.2 billion) for the six months ended April 30, 2017 and 2016, respectively. The 1.2 percentage point decrease in gross margin was due primarily to lower gross margins in EG due primarily to the impact of the H3C divestiture and higher commodity cost and competitive pricing pressures, particularly in Storage and Servers. Operating margin decreased 1.1 percentage points in the six months ended April 30, 2017, as compared to the prior-year period, due primarily to the decrease in gross margin.
As of April 30, 2017, cash and cash equivalents and short-term and long-term cash investments were $8.2 billion, representing a decrease of approximately $4.8 billion from the October 31, 2016 balance of $13.0 billion. The decrease in cash and cash equivalents and short-term and long-term investments during the six months ended April 30, 2017 was due primarily to the following factors: payments made in connection with business acquisitions of $2.1 billion, investments in property, plant and equipment net of sales proceeds of $1.5 billion, cash utilization for share repurchases of $1.3 billion, and net cash used in operating cash flows of $0.8 billion, partially offset by a cash dividend from DXC net of debt payments of $0.9 billion.
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

•
In Software, we are facing challenges, including the market shift to SaaS and go-to-market execution challenges. The market shift to SaaS has caused Software and other more mature software companies to face increased competition from smaller, less traditional competitors. Certain of these smaller, less traditional competitors are successfully growing their revenues, while Software and other more mature software companies are generally experiencing flat to declining license revenues with a resulting impact on support and professional services revenues. To be successful in addressing these challenges, we must improve our go-to-market execution with multiple product delivery models, including SaaS, which better address customer needs and achieve broader integration across our overall product portfolio as we work to capitalize on important market opportunities in cloud, big data and security. On September 7, 2016, we announced plans for a spin-off and merger of our Software segment with Micro Focus International plc. The transition Software is undergoing as it prepares for the planned spin-off and merger with Micro Focus - including the formation of a new legal entity and a global sales transformation to enable digital and partner model in certain geographies - is having an unfavorable impact on our revenue growth.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during six months ended April 30, 2017, to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, which is incorporated herein by reference.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS
Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue on a constant currency basis, which assumes no change in foreign currency exchange rates from the prior-year period and doesn't adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This change in revenue on a constant currency basis is calculated as the quotient of (a) current year revenues converted to U.S dollars using the prior year period's foreign currency exchange rates divided by (b) prior year period revenues. This information is provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30,				Six months ended April 30,
	2017		2016		2017		2016
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$7,445	100.0%	$8,509	100.0%	$15,001	100.0%	$17,041	100.0%
Cost of sales	4,927	66.2%	5,467	64.2%	9,751	65.0%	10,868	63.8%
Gross profit	2,518	33.8%	3,042	35.8%	5,250	35.0%	6,173	36.2%
Research and development	486	6.5%	621	7.3%	967	6.4%	1,203	7.1%
Selling, general and administrative	1,449	19.5%	1,648	19.4%	2,903	19.4%	3,324	19.4%
Amortization of intangible assets	107	1.4%	101	1.2%	208	1.3%	220	1.3%
Restructuring charges	118	1.6%	87	1.0%	234	1.6%	253	1.5%
Acquisition and other related charges	51	0.7%	43	0.5%	95	0.6%	80	0.5%
Separation costs	141	1.9%	91	1.1%	226	1.5%	170	1.0%
Defined benefit plan settlement charges and remeasurement (benefit)	(16)	(0.2)%	—	—	(21)	(0.1)%	—	—
Earnings from continuing operations	182	2.4%	451	5.3%	638	4.3%	923	5.4%
Interest and other, net	(85)	(1.1)%	(52)	(0.6)%	(163)	(1.1)%	(126)	(0.7)%
Tax indemnification adjustments	7	0.1%	(69)	(0.8)%	(11)	(0.1)%	(54)	(0.3)%
Loss from equity interests	(3)	—%	—	—	(25)	(0.2)%	—	—
Earnings from continuing operations before taxes	101	1.4%	330	3.9%	439	2.9%	743	4.4%
Provision for taxes	(588)	(7.9)%	(8)	(0.1)%	(671)	(4.4)%	(59)	(0.4)%
Net (loss) earnings from continuing operations	(487)	(6.5)%	322	3.8%	(232)	(1.5)%	684	4.0%
Net loss from discontinued operations	(125)	(1.7)%	(2)	—%	(113)	(0.8)%	(97)	(0.6)%
Net (loss) earnings	$(612)	(8.2)%	$320	3.8%	$(345)	(2.3)%	$587	3.4%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net Revenue
For the three months ended April 30, 2017, as compared to the prior-year period, total net revenue decreased by $1.1 billion or 12.5% (decreased 11.7% on a constant currency basis). U.S. net revenue decreased by $0.4 billion or 13.4% to $2.5 billion, while net revenue from outside of the U.S. decreased by $0.7 billion or 12.0% to $4.9 billion. For the six months ended April 30, 2017, as compared to the prior-year period, total net revenue decreased by $2.0 billion or 12.0% (decreased 11.1% on a constant currency basis). U.S. net revenue decreased by $0.6 billion or 9.8% to $5.1 billion, while net revenue from outside of the U.S. decreased by $1.4 billion or 13.0% to $9.9 billion.
The components of the weighted net revenue change by segment were as follows:

	Three months ended April 30, 2017	Six months ended April 30, 2017
	Percentage Points
Enterprise Group	(10.8)	(10.4)
Corporate Investments/Other(1)	(1.7)	(1.5)
Software	(1.0)	(0.9)
Financial Services	1.0	0.8
Total HPE	(12.5)	(12.0)

(1)	Other primarily related to the elimination of intersegment net revenue.
Three and six months ended April 30, 2017 compared with three and six months ended April 30, 2016
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:

•
EG net revenue decreased for both periods due primarily to a decline in Servers revenue from Tier 1 service provider customers, the impact of the H3C divestiture in May 2016, which resulted in a revenue decline primarily in Networking, and a decline in Servers and Storage revenues due to commodity supply constraints and cost pressures, market demand challenges, competitive pricing pressure and sales execution issues.

•	Revenue in Corporate investments/other decreased for both periods due to revenue in the prior periods from the MphasiS product group, which was divested in the fourth quarter of fiscal 2016.

•
Software net revenue decreased for both periods due primarily to a decline in license and support revenue as a result of the market shift to SaaS solutions, the divestiture of the TippingPoint business in the prior-year period and unfavorable foreign currency fluctuations. Additionally, the business disruption Software is undergoing as it prepares for the Seattle Transaction, which includes a global sales transformation, is having a negative impact on its revenue performance;

•
FS net revenue increased for both periods due primarily to higher rental revenue resulting from the conversion of capital leases to operating leases as a result of the Everett Transaction, and thus higher operating lease volume.

A more detailed discussion of segment revenue is included under "Segment Information" below.
Gross Margin
Three and six months ended April 30, 2017 compared with three and six months ended April 30, 2016
For the three and six months ended April 30, 2017, as compared to the prior-year periods, total gross margin decreased 2.0 percentage points and 1.2 percentage points, respectively. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•
EG gross margin decreased for both periods due primarily to the impact of the H3C divestiture, higher commodity cost and competitive pricing pressures, particularly in Storage and Servers, and unfavorable currency fluctuations.

•
FS gross margin decreased for the three months ended April 30, 2017, as compared to the prior-year period, due primarily to lower portfolio margins resulting from the increase in operating leases assets. FS gross margin decreased for the six months ended April 30, 2017, as compared to the prior-year period, due primarily to lower portfolio margins

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

resulting from the increase in operating leases assets, along with the impact of a bad debt reserve release in the prior-year period; and

•	Software gross margin increased for both periods due primarily to cost structure improvements and lower variable compensation expense.
A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.
Operating Expenses
Research and Development
Research and development expense decreased by $135 million or 22% and by $236 million or 20% for the three and six months ended April 30, 2017, respectively, as compared to the prior-year periods. The decrease was due primarily to a decline of $43 million and $77 million from the impact of business divestitures, primarily H3C, lower spending in Software, Hewlett Packard Labs and with cloud-related activities due to improved expense management. This decrease was partially offset by an increase in R&D expense in Servers within the EG segment.
Selling, General and Administrative
Selling, general and administrative expense decreased by $199 million or 12% for the three months ended April 30, 2017, as compared to the prior-year period, due to a combination of factors including the absence of expenses of $101 million in the current period from businesses divested subsequent to the prior-year period, primarily H3C, improved expense management, favorable foreign currency fluctuations, and lower variable compensation expense. This decrease was partially offset by a gain associated with the divestiture of the TippingPoint business in the prior-year period and higher expense from recent business acquisitions.
Selling, general and administrative expense decreased by $421 million or 13% for the six months ended April 30, 2017, as compared to the prior-year periods, due to a combination of factors including the absence of expenses of $196 million in the current period from businesses divested subsequent to the prior-year period, in particular H3C, favorable foreign currency fluctuations, improved expense management, and lower bad debt expense resulting from a larger reserve release in the current period. This decrease was partially offset by a gain associated with the divestiture of the TippingPoint business in the prior-year period and higher expense from recent business acquisitions.
Amortization of Intangible Assets
Amortization expense increased by $6 million or 6% for the three months ended April 30, 2017, as compared to the prior-year period, due primarily to the addition of intangible assets from recent business acquisitions.
Amortization expense decreased by $12 million or 6% for the six months ended April 30, 2017, as compared to the prior-year period, due primarily to certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods, partially offset by higher amortization expense resulting from business acquisitions completed in the current period.
Restructuring Charges
Restructuring charges increased for the three months ended April 30, 2017, as compared to the prior-year period, due primarily to higher charges in the current period from the restructuring plan we announced in September 2015 (the “2015 Plan”).
Restructuring charges decreased for the six months ended April 30, 2017, as compared to the prior-year period, due primarily to lower charges from the multi-year restructuring plan initially announced in May 2012 (the “2012 Plan”), partially offset by higher charges from the restructuring plan we announced in September 2015.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Acquisition and Other Related Charges
Acquisition and other related charges increased for the three and six months ended April 30, 2017, as compared to the prior-year periods, due primarily to costs resulting from the recent acquisitions of SGI, Nimble, and SimpliVity. These costs primarily represent amounts for professional services of $24 million and $35 million for the three and six months ended April 30, 2017, respectively, and employee retention expense of $16 million and $19 million for the three and six months ended April 30, 2017, respectively.
Separation Costs
Separation costs represents amounts primarily resulting from the Seattle Transaction and residual costs resulting from the Separation in fiscal 2015.
Separation costs increased for the three and six months ended April 30, 2017, as compared to the prior-year periods, due to higher costs from the Seattle Transaction in the current period, partially offset by lower costs from the Separation. The costs from the Seattle Transaction consist primarily of amounts for third-party consulting and contractor expenses. The decline in costs resulting from the Separation was due to costs associated with this transaction winding down.
Defined Benefit Plan Settlement Charges and Remeasurement Benefit
Defined benefit plan settlement charges and remeasurement benefit in fiscal 2017 represents an adjustment to net periodic pension benefit cost resulting from the remeasurement of certain Hewlett-Packard Enterprise pension plans due to plan separations in connection wtih the Everett Transaction.
Interest and Other, Net
Interest and other, net expense increased by $33 million and $37 million for the three and six months ended April 30, 2017, respectively, as compared to the prior-year periods. The change from period to period is due primarily to higher foreign currency exchange losses in the current-year periods, partially offset by the favorable impact from an other-than-temporary impairment of a public equity investment in the prior year-to-date period.

Tax Indemnification Adjustments
Tax indemnification income of $7 million and tax indemnification expense of $69 million for the three months ended April 30, 2017 and 2016, respectively, and tax indemnification expense of $11 million and $54 million for the six months ended April 30, 2017 and 2016, respectively, resulted from the settlement of certain pre-Separation tax liabilities which we jointly and severally share with HP Inc., and for which we are partially indemnified by HP Inc. under the Tax Matters Agreement.
Loss from Equity Interests
Loss from equity interests represents our 49% interest in the H3C partnership with Tsinghua Holdings. The loss of $3 million and $25 million for the three and six months ended April 30, 2017, respectively, was due primarily to the $38 million amortization of our interest in a basis difference, offset by $35 million which represented our share of H3C net income for the three months ended April 30, 2017, and $73 million amortization of our interest in a basis difference, offset by $48 million which represented our share of H3C net income for the six months ended April 30, 2017.
Provision for Taxes
Our effective tax rate was 582.2% and 2.4% for the three months ended April 30, 2017 and 2016, respectively, and 152.8% and 7.9% for the six months ended April 30, 2017 and 2016, respectively. During the three months ended April 30, 2017, as a result of the Everett Transaction, we recorded tax valuation allowances of $473 million on U.S. state deferred tax assets, and accrued taxes of $110 million, which had an unfavorable impact on our tax rates for the three and six months ended April 30, 2017. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the U.S.
For the three and six months ended April 30, 2017, we recorded $506 million and $471 million of net income tax charges, respectively, related to various items discrete to the period. In the second quarter of fiscal 2017, we recorded income tax charges of $473 million from valuation allowances on U.S. state deferred tax assets and $110 million of other taxes related to the Everett Transaction, partially offset by income tax benefits of $79 million and $141 million for the three and six months ended April 30, 2017, respectively, on restructuring charges, separation costs and acquisition and other related charges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

For the three and six months ended April 30, 2016, we recorded $92 million and $174 million, respectively, of net income tax benefits related to various items discrete to the period. These amounts primarily included tax benefits on restructuring charges, separation costs, acquisition and other related charges and tax matters related to the separation from former Parent.
Segment Information
A description of the products and services for each segment can be found in Note 3, "Segment Information", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.
Prior to the completion of the Everett Transaction, we realigned certain product groups that were historically managed by the former Enterprise Services segment ("former ES segment") and included in the former ES segment's results of operations. This realignment is reflected in our Condensed Consolidated Financial Statements as a transfer of the MphasiS product group to the Corporate Investments segment.
Effective at the beginning of the first quarter of fiscal 2017, we implemented organizational changes to align our segment financial reporting more closely with our current business structure. These organizational changes resulted in: (i) within the Enterprise Group segment, primarily, the transfer of the big data storage product group previously reported within the Servers business unit to the Storage business unit; the transfer of the Aruba services capabilities previously reported within the Networking business unit into the Technology Services business unit; and (ii) the transfer of the CMS product group previously reported within the former ES segment to the Technology Services business unit within the Enterprise Group segment.
We reflected these changes to our segment information retrospectively to the earliest period presented, which resulted in: (i) within the Enterprise Group Segment, primarily, the transfer of net revenue from the big data storage product group previously reported within the Servers business unit to the Storage business unit; the transfer of net revenue from the Aruba services capabilities previously reported within the Networking business unit to the Technology Services business unit; and (ii) the transfer of net revenue, related eliminations of intersegment revenues and operating profit related to the CMS product group previously reported within the former ES segment to the Technology Services business unit within the Enterprise Group segment.
These changes had no impact on our previously reported consolidated net revenue, earnings from continuing operations, net earnings from continuing operations or net earnings per share from continuing operations.
For additional information related to these realignments, see Note 3, "Segment Information".

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Enterprise Group

	Three months ended April 30,
	2017	2016	% Change
	Dollars in millions
Net revenue	$6,243	$7,159	(12.8)%
Earnings from operations	$548	$847	(35.3)%
Earnings from operations as a % of net revenue	8.8%	11.8%

	Six months ended April 30,
	2017	2016	% Change
	Dollars in millions
Net revenue	$12,568	$14,341	(12.4)%
Earnings from operations	$1,350	$1,811	(25.5)%
Earnings from operations as a % of net revenue	10.7%	12.6%
The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2017	2016	2017
	Dollars in millions
Servers	$2,991	$3,498	(7.1)
Networking	582	834	(3.5)
Storage	699	808	(1.5)
Technology Services	1,971	2,019	(0.7)
Total Enterprise Group	$6,243	$7,159	(12.8)

	Six months ended April 30,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2017	2016	2016
	Dollars in millions
Servers	$6,094	$7,034	(6.6)
Networking	1,131	1,658	(3.7)
Storage	1,429	1,645	(1.5)
Technology Services	3,914	4,004	(0.6)
Total Enterprise Group	$12,568	$14,341	(12.4)
Three and six months ended April 30, 2017 compared with three and six months ended April 30, 2016
EG net revenue decreased by $916 million or 12.8% and by $1,773 million or 12.4% (decreased 12.1% and 11.5% on a constant currency basis) for the three and six months ended April 30, 2017, respectively. The decrease in EG net revenue was due primarily to a $453 million and a $641 million decline in Servers revenue from our Tier 1 service provider customers for the three and six months ended April 30, 2017, respectively, and the impact of the H3C divestiture in May 2016, which represented $411 million and $809 million in revenue, primarily in Networking, for the respective prior-year periods. The decrease in EG net revenue was also due to a decline in Servers and Storage revenues as a result of commodity supply

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

constraints and cost pressures, market demand challenges, competitive pricing pressure and sales execution issues. EG continues to experience revenue growth challenges due to market trends, including the shift of workloads to cloud deployment models, emergence of software-defined architectures, growth in IT consumption models, and a highly competitive pricing environment. Partially offsetting the decrease in net revenue was revenue of $109 million and $214 million for the three and six months ended April 30, 2017, respectively, from the business acquisitions completed during both periods.
Servers net revenue decreased by $507 million or 14% and by $940 million or 13% for the three and six months ended April 30, 2017, respectively, due primarily to a $453 million and a $641 million decline in revenue from our Tier 1 service provider customers for the three and six months ended April 30, 2017, respectively, a contraction in the market for core server products, commodity supply constraints, and unfavorable currency fluctuations. The decline in Servers net revenue was partially offset by revenue from our acquisition of SGI. Industry standard servers unit volumes decreased 16% and 17% for the three and six months ended April 30, 2017, respectively, while average unit prices ("AUPs") stayed flat for the three months ended April 30, 2017 and increased by 1% for the six months ended April 30, 2017. The decrease in unit volumes was primarily in the rack product category as a result of a volume decline in the Tier 1 service provider category and continued demand weakness in the core server market. The increase in AUPs during the six months ended April 30, 2017, was experienced primarily in the density optimized product category due primarily to higher average unit prices in the Tier 1 service provider category. MCS revenue decreased for the three months ended April 30, 2017 due primarily to the decline in revenue from Itanium products category and decreased royalty income from NonStop, partially offset by growth in MCS x86 products. MCS revenue decreased for the six months ended April 30, 2017 due primarily to the decline in revenue from Itanium products category, partially offset by growth in MCS x86 and NonStop products.
Networking net revenue decreased by $252 million or 30% and by $527 million or 32% for the three and six months ended April 30, 2017, respectively, due primarily to the impact of the H3C divestiture, which represented $319 million and $620 million of revenue in the respective prior-year periods, which was partially offset by revenue growth in Aruba wireless local area network and campus switching products.
Storage net revenue decreased by $109 million or 13% and by $216 million or 13% for the three and six months ended April 30, 2017, respectively, due primarily to a $108 million and $216 million revenue decline in total converged storage and traditional storage solutions for the three and six months ended April 30, 2017, respectively, as a result of continued market weakness, internal go-to-market sales execution issues and commodity supply constraints, partially offset by growth in 3PAR All-Flash Array products, which included revenue from the acquisition of Nimble during the second quarter of fiscal 2017.
TS net revenue decreased by $48 million or 2% and by $90 million or 2% for the three and six months ended April 30, 2017, respectively, due primarily to the impact of the H3C divestiture, which represented $81 million and $170 million of revenue for the respective prior-year periods, and unfavorable currency fluctuations. Partially offsetting the TS net revenue decrease was the revenue contribution from the acquisition of SGI, and growth in the HPE Data Center Care, HPE Proactive Care support solutions and Aruba services.
EG earnings from operations as a percentage of net revenue decreased 3.0 and 1.9 percentage points for the three and six months ended April 30, 2017, respectively. The decrease was due to a decline in gross margin and an increase in operating expenses as a percentage of net revenue for both periods. The gross margin decline for both periods was due primarily to the impact of the H3C divestiture, higher commodity cost and competitive pricing pressures, particularly in Storage and Servers, and unfavorable currency fluctuations, partially offset by improved gross margin from a lower mix of Tier 1 service provider revenue and lower variable compensation expense. Operating expense as a percentage of net revenue increased for both periods, as the revenue decline outpaced the reduction in operating expense. The decrease in operating expenses was due primarily to the impact of the H3C divestiture which represented $146 million and $279 million in operating expenses for the respective prior-year periods, cost reduction actions and lower variable compensation expense, partially offset by increased expenses as a result of the acquisition of SGI during the first quarter of fiscal 2017, and SimpliVity and Nimble during the second quarter of fiscal 2017.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Software

	Three months ended April 30,
	2017	2016	% Change
	Dollars in millions
Net revenue	$685	$774	(11.5)%
Earnings from operations	$181	$192	(5.7)%
Earnings from operations as a % of net revenue	26.4%	24.8%

	Six months ended April 30,
	2017	2016	% Change
	Dollars in millions
Net revenue	$1,406	$1,554	(9.5)%
Earnings from operations	$335	$328	2.1%
Earnings from operations as a % of net revenue	23.8%	21.1%
Three and six months ended April 30, 2017 compared with three and six months ended April 30, 2016
Software net revenue decreased by $89 million or 11.5% and by $148 million or 9.5% (decreased 10.9% and 8.6% on a constant currency basis) for the three and six months ended April 30, 2017, respectively. Revenue growth in Software is being challenged by several factors including the overall market shift to SaaS solutions which is impacting growth in license and support revenue, particularly IT operations management products, which declined by $61 million and $74 million for the three and six months ended April 30, 2017, respectively, the divestiture of the TippingPoint business during the second quarter of fiscal 2016, and unfavorable foreign currency fluctuations. Additionally, the business disruption Software is undergoing as it prepares for the Seattle Transaction, which includes a global sales transformation, is having a negative impact on its revenue performance. As a result, for the three months ended April 30, 2017, net revenue from licenses, support and professional services decreased by 29%, 4% and 17%, respectively, while net revenue from SaaS increased by 3%. For the six months ended April 30, 2017, net revenue from licenses, support and professional services decreased by 19%, 7% and 12%, respectively, while net revenue from SaaS increased by 3%.
The decline in license revenue was due primarily to a decline in revenue from large deals in the AMS and EMEA regions, and the divestiture of the TippingPoint business. The decline in license revenue was also attributable to the market shift to SaaS solutions, which resulted in lower revenue, particularly from the IT operations management and security and information governance products.
The decrease in support net revenue for both periods was due primarily to the divestiture of the TippingPoint business and a revenue decline from IT operations management products, which is attributable to the ongoing declines in license revenue, and unfavorable currency fluctuations.
Professional services net revenue decreased for both periods due primarily to lower revenue from IT operations management products as a result of a weakness in deal demand. SaaS net revenue increased during the period driven primarily by growth in IT operations management products, reflecting the overall market shift to SaaS solutions.
For the three and six months ended April 30, 2017, Software earnings from operations as a percentage of net revenue increased 1.6 and 2.7 percentage points, respectively. For the three months ended April 30, 2017, the increase in earnings from operations as a percentage of net revenue was due to an increase in gross margin, partially offset by an increase in operating expense as a percentage of net revenue. Operating expense as a percentage of net revenue increased for the three months ended April 30, 2017, as the revenue decline outpaced the reduction in operating expense. For the six months ended April 30, 2017, the increase in earnings from operations as a percentage of net revenue was due to a decrease in operating expenses as a percentage of net revenue and an increase in gross margin. The reduction in operating expenses for both periods was driven primarily by cost structure improvements and lower variable compensation expense resulting in reduced R&D expenses, field selling costs and marketing program expenses. The decrease in operating expenses as a percentage of net revenue was also driven by the divestiture of the TippingPoint business during the second quarter of fiscal 2016, partially offset by an associated

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

business divestiture gain of $82 million recorded in the prior-year period. The increase in gross margin for both periods, was due primarily to cost structure improvements and lower variable compensation expense.
Financial Services

	Three months ended April 30,
	2017	2016	% Change
	Dollars in millions
Net revenue	$872	$788	10.7%
Earnings from operations	$78	$73	6.8%
Earnings from operations as a % of net revenue	8.9%	9.3%

	Six months ended April 30,
	2017	2016	% Change
	Dollars in millions
Net revenue	$1,695	$1,564	8.4%
Earnings from operations	$156	$173	(9.8)%
Earnings from operations as a % of net revenue	9.2%	11.1%
As a result of the Everett Transaction, during the second quarter of fiscal 2017, the Company converted certain capital lease arrangements with the former ES segment to operating lease assets held by FS, which resulted in higher net equipment under operating leases. Additionally, leasing transactions with the former ES segment were treated as intercompany leases until the close of the transaction and on April 1, 2017 became third party leases held with DXC.
Three months ended April 30, 2017 compared with three months ended April 30, 2016
FS net revenue increased by $84 million or 10.7% (increased 11.3% on a constant currency basis) for the three months ended April 30, 2017. The increase in net revenue was due primarily to higher rental revenue resulting from the conversion of capital leases to operating leases as a result of the Everett Transaction, and thus higher operating lease volume. The increase was partially offset by unfavorable currency fluctuations.
FS earnings from operations as a percentage of net revenue decreased 0.4 percentage points for the three months ended April 30, 2017 due to a decrease in gross margin, partially offset by a decrease in operating expense as a percentage of net revenue. The decrease in gross margin was due primarily to lower portfolio margins resulting from the increase in operating lease assets. Operating expense as a percentage of net revenue decreased primarily as a result of the net revenue increase.
Six months ended April 30, 2017 compared with six months ended April 30, 2016
FS net revenue increased by $131 million or 8.4% (increased 9.4% on a constant currency basis) for the six months ended April 30, 2017. The net revenue increase was due primarily to higher rental revenue resulting from the conversion of capital leases to operating leases as a result of the Everett Transaction, and thus higher operating lease volume. The increase was partially offset by unfavorable currency fluctuations.
FS earnings from operations as a percentage of net revenue decreased 1.9 percentage points for the six months ended April 30, 2017 due to a decrease in gross margin, partially offset by a decrease in operating expense as a percentage of net revenue. The decrease in gross margin was due primarily to lower portfolio margins resulting from the increase in operating leases assets, along with the impact of a bad debt reserve release in the prior-year period. Operating expense as a percentage of net revenue decreased primarily as a result of the net revenue increase.
Financing Volume

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
	In millions
Total financing volume	$1,546	$1,659	$2,889	$3,157

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 6.8% and 8.5% for the three and six months ended April 30, 2017, respectively, due primarily to lower financing associated with HPE and third-party product sales and related service offerings, along with unfavorable currency fluctuations.
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
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	April 30, 2017	October 31, 2016
	Dollars in millions
Financing receivables, gross	$7,262	$8,033
Net equipment under operating leases	4,693	3,333
Capitalized profit on intercompany equipment transactions(1)	729	612
Intercompany leases(1)	50	975
Gross portfolio assets	12,734	12,953
Allowance for doubtful accounts(2)	80	89
Operating lease equipment reserve	51	45
Total reserves	131	134
Net portfolio assets	$12,603	$12,819
Reserve coverage	1.0%	1.0%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)	Intercompany activity is eliminated in consolidation.

(2)	Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.2 billion and $11.4 billion at April 30, 2017 and October 31, 2016, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both April 30, 2017 and October 31, 2016 was $1.6 billion, respectively.

The decrease in financing receivables, gross and the corresponding increase in net equipment under operating leases during the six months ended April 30, 2017 is due primarily to the conversion of capital leases to operating leases related to the Everett Transaction. Intercompany leases decreased during the six months ended April 30, 2017 as a result of the Everett Transaction, as leasing transactions with the former ES segment were treated as intercompany leases until the close of the transaction. As of April 1, 2017, these leases became third party leases held with DXC.
At April 30, 2017 and October 31, 2016, FS cash and cash equivalents balances were approximately $849 million and $788 million, respectively.
Net portfolio assets at April 30, 2017 decreased 1.7% from October 31, 2016. The decrease generally resulted from portfolio runoff in excess of new financing volume.
FS bad debt expense includes charges to general reserves and specific reserves for sales-type, direct-financing and operating leases. For the three and six months ended April 30, 2017, FS recorded net bad debt expense of $13 million and $18 million, respectively. For the three and six months ended April 30, 2016, FS recorded an $11 million expense and a $4 million benefit to bad debt expense, respectively. The benefit to the net bad debt expense was a result of the release of previously recorded general reserves in the prior quarter.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments

	Three months ended April 30,
	2017	2016	% Change
	Dollars in millions
Net revenue	$—	$172	NM
Loss from operations	$(38)	$(59)	(35.6)%
Loss from operations as a % of net revenue(1)	NM	(34.3)%	NM

(1)	"NM" represents not meaningful.

	Six months ended April 30,
	2017	2016	% Change
	Dollars in millions
Net revenue	$—	$348	NM
Loss from operations	$(81)	$(135)	(40.0)%
Loss from operations as a % of net revenue(1)	NM	(38.8)%	NM

(1)	"NM" represents not meaningful.
Effective at the beginning of the second quarter of fiscal 2017, and prior to the completion of the Everett Transaction, we transferred the historical net revenue and operating profit related to the previously divested MphasiS product group from the former ES segment to the Corporate Investments segment.
Corporate Investments net revenue in the prior period represents revenue from the MphasiS product group, which was divested in the fourth quarter of fiscal 2016 ("MphasiS divestiture"), as well as IP-related royalty revenue and residual activity from certain cloud-related incubation projects.
For the three and six months ended April 30, 2017, as compared to the prior-year periods, Corporate Investments loss from operations decreased by $21 million and $54 million, or 36% and 40%, respectively, due to lower spending on certain cloud-related incubation activities and lower expenses in Hewlett Packard Labs.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, acquisitions, restructuring activities, remaining separation costs, divestiture transaction costs, maturing debt, interest payments, income tax payments, in addition to any future investments and any future share repurchases, and future stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. For example, under the Tax Matters Agreement entered into in connection with the Separation, we will generally be prohibited, except in specific circumstances, from issuing equity securities beyond certain thresholds for a two year period following the Separation. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I, each of which is incorporated herein by reference.
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
Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may, from time to time, be subject to short-term intercompany loans into the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, some would be subject to U.S. federal income taxes, less

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

applicable foreign tax credits. Repatriation of some foreign earnings is restricted by local law. Except for foreign earnings that are considered indefinitely reinvested outside of the U.S., we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the US and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
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
In the first six months of fiscal 2017, we repurchased an aggregate of $1.3 billion as a result of our share repurchase program. For more information on our share repurchase program, refer to Note 16, "Stockholders' Equity", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Enterprise Services Business Separation Transaction
On April 1, 2017, we completed the previously announced Everett Transaction. In connection with this transaction, Everett borrowed an aggregate principal amount of approximately $3.5 billion which consisted of Senior Notes in the principal amount of $1.5 billion and a term loan facility in the principal amount of $2.0 billion. The proceeds from these arrangements were used to fund a $3.0 billion cash dividend payment from Everett to HPE and the remaining approximately $0.5 billion was retained by Everett. The obligations under these borrowing arrangements were retained by Everett.
In connection with the Everett Transaction, we entered into several agreements with Everett and, in some cases, CSC, which will govern the relationship between the parties going forward, including an Employee Matters Agreement, a Tax Matters Agreement, an Intellectual Property Matters Agreement, a Transition Services Agreement and a Real Estate Matters Agreement. For more information on the impacts of these agreements, see Note 2, "Discontinued Operations", Note 5, "Retirement and Post-Retirement Benefit Plans", Note 7, "Taxes on Earnings, Note 18, "Litigation and Contingencies" and Note 19, "Guarantees, Indemnifications and Warranties", to the Condensed Consolidated Financial Statements in Item 1, which are incorporated herein by reference.
September 2016 Announcement of Spin-Off and Merger of Software Segment
On September 7, 2016, we announced the Seattle Transaction, which will create a pure-play enterprise software company. Upon the completion of the transaction, which is currently anticipated to close on September 1, 2017, shareholders of Hewlett Packard Enterprise Company will own shares of both Hewlett Packard Enterprise and approximately 50.1% of the new combined company. The transaction also includes a cash dividend of $2.5 billion from Seattle to Hewlett Packard Enterprise. Preceding the close of the Seattle Transaction, we expect to incur one-time costs of approximately $700 million to separate Seattle from Hewlett Packard Enterprise.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Liquidity
Our historical statements of cash flows represent the combined cash flows and metrics of HPE and have not been revised to reflect the effect of discontinued operations. For further information on discontinued operations, refer to Note 2, "Discontinued Operations", to the Condensed Consolidated Financial Statements.
Our key cash flow metrics were as follows:

	Six months ended April 30,
	2017	2016
	In millions
Net cash (used in) provided by operating activities	$(828)	$1,032
Net cash used in investing activities	(3,810)	(1,121)
Net cash used in financing activities	(248)	(706)
Net decrease in cash and cash equivalents	$(4,886)	$(795)
Operating Activities
For the six months ended April 30, 2017, net cash used in operating activities increased by $1.9 billion as compared to the prior-year period. The increase was due primarily to a payment of $1.9 billion for pension funding in connection with the Everett Transaction, partially offsetting this use of cash was a higher cash contribution from working capital improvements.
Working capital metrics for the three months ended April 30, 2017 compared with the three months ended April 30, 2016
Our key working capital metrics have been revised to reflect the effect of discontinued operations and were as follows:

	Three months ended April 30,
	2017	2016	Change
Days of sales outstanding in accounts receivable ("DSO")	46	45	1
Days of supply in inventory ("DOS")	37	34	3
Days of purchases outstanding in accounts payable ("DPO")	(95)	(72)	(23)
Cash conversion cycle	(12)	7	(19)
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in fiscal 2016, the increase in DSO was due primarily to lower accounts receivable reserves partially offset by improved credit and collections.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2016, the increase in DOS was due primarily to higher inventory resulting from increases in memory component costs, higher levels of buffer inventory for memory components given supply constraints, and inventory acquired from recent acquisitions.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2016, the increase in DPO was primarily the result of improved vendor payables management and an extension of payment terms with our product suppliers and higher accounts payable balances due to increased memory component costs.
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms (including extended payment terms from suppliers), the extent of receivables factoring, seasonal trends, the timing of revenue recognition and inventory purchases within the period, and acquisition activity.
Investing Activities
For the six months ended April 30, 2017, net cash used in investing activities increased by $2.7 billion as compared to the corresponding period in fiscal 2016. The increase was due primarily to payments of $2.1 billion in the current period in

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

connection with business acquisitions, a $0.3 billion decrease in cash proceeds from business divestitures, higher cash utilization for purchases of property, plant and equipment, net of proceeds from sales, and higher net financial collateral posted related to derivative instruments.
Financing Activities
Compared to the corresponding period in fiscal 2016, net cash used in financing activities decreased by $0.5 billion for the six months ended April 30, 2017, due primarily to a $3.0 billion cash dividend from Everett, partially offset by a $1.5 billion redemption payment of Senior Notes, $0.6 billion net transfer of cash and cash equivalents to Everett and the impact of a final cash allocation from former Parent received in the prior-year period.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), separation activities, share repurchase activities, and our cost of capital and targeted capital structure.
On April 1, 2017, we completed the previously announced Everett Transaction. In connection with this transaction, Everett borrowed an aggregate principal amount of approximately $3.5 billion which consisted of Senior Notes in the principal amount of $1.5 billion and a term loan facility in the principal amount of $2.0 billion. The proceeds from these arrangements were used to fund a $3.0 billion cash dividend payment from Everett to HPE and the remaining approximately $0.5 billion was transferred to Everett. The obligations under these borrowing arrangements were retained by Everett.
On April 28, 2017, we used a portion of the $3.0 billion cash dividend received to redeem $1.5 billion face value of the $2.25 billion Senior Notes with an original maturity date of October 5, 2017. A proportional amount of unamortized discount and debt issuance costs have been allocated to the retired debt. These costs, along with the redemption price of $1.508 billion resulted in an immaterial loss from a partial retirement of Senior Notes.
Outstanding borrowings decreased to $13.9 billion as of April 30, 2017, as compared to $15.7 billion at October 31, 2016, bearing weighted-average interest rates of 3.7% and 3.4%, respectively. During the first six months of fiscal 2017, we issued $2.6 billion and repaid $2.6 billion of commercial paper.
There are two tranches of Senior Notes scheduled to mature in October 2017 with an aggregate face value of $1.1 billion. We expect to refinance these notes. For more information on our borrowings, see Note 14, "Borrowings", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
In connection with our separation capitalization plan, related to our separation from former Parent, on October 9, 2015, we completed our offering of $14.6 billion of aggregate principal amount of Senior Notes. As intended, net proceeds of $14.5 billion from the Senior Notes offering were distributed to HP Inc. to redeem or repurchase certain of our outstanding notes and to facilitate the separation of Hewlett Packard Enterprise from HP Inc. On November 23, 2016, we launched an offer to exchange new registered notes for all of the outstanding $14.6 billion of unregistered Senior Notes. The terms of the new registered Notes in the exchange offer are substantially identical to the terms of the previously unregistered Senior Notes, except that the new Notes are registered under the Securities Act, and certain transfer restrictions, registration rights and additional interest provisions relating to the outstanding Senior Notes do not apply to the new Notes. On December 30, 2016, the exchange offer for the registered Notes was completed.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 13, "Financial Instruments", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
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
Available Borrowing Resources
As of April 30, 2017, we had the following additional liquidity resources available if needed:

As of April 30, 2017
In millions
Commercial paper programs	$4,157
Uncommitted lines of credit	$1,802
For more information on our available borrowings resources, see Note 14, "Borrowings", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
Our purchase obligations decreased from $1.8 billion to $0.5 billion during the six months ended April 30, 2017. The decline was due primarily to the transfer of obligations previously reported as HPE obligations to Everett as a result of the Everett Transaction. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are related principally to software maintenance and support services and other items. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust terms based on our business needs prior to the delivery of goods or performance of services.
Our operating lease obligations (net of sublease rental income) decreased from $2.2 billion to approximately $1.4 billion during the six months ended April 30, 2017. The decline was due primarily to the transfer of operating leases previously reported as HPE obligations to Everett as a result of the Everett Transaction.
Our other contractual obligations have not changed materially since October 31, 2016. For other contractual obligations see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, which is incorporated herein by reference.
Retirement and Post-Retirement Benefit Plan Funding
For the remainder of fiscal 2017, we anticipate making contributions of approximately $79 million to our non-U.S. pension plans and approximately $1 million to our U.S. non-qualified plan participants and expect to pay approximately $2 million to cover benefit claims under the Company's post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 5, "Retirement and Post-Retirement Benefit Plans", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Restructuring Plans
As of April 30, 2017, we expect to make future cash payments of approximately $0.7 billion in connection with our approved restructuring plans, which includes $0.2 billion expected to be paid through the remainder of fiscal 2017 and $0.5 billion expected to be paid through fiscal 2021. For more information on our restructuring activities, see Note 4, "Restructuring", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Uncertain Tax Positions
As of April 30, 2017, we had approximately $4.6 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $268 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 7, "Taxes on Earnings", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Cross-indemnification with HP Inc.
In connection with the Separation, the Company entered into a Separation and Distribution Agreement with HP Inc. effective November 1, 2015 where the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the Separation. Additionally, in connection with the Separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc. effective November 1, 2015 that governs the rights and obligations of the Company and HP Inc. for certain pre-Separation tax liabilities. The Tax Matters Agreement provides that the Company and HP Inc. will share certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HP Inc.'s U.S. and certain non-U.S. income tax returns. For more information on our General Cross-indemnification and Tax Matters Agreement and Other Income Tax Matters with HP Inc., see Note 19, "Guarantees, Indemnifications and Warranties", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Cross-indemnification with DXC
In connection with the Everett Transaction, the Company entered into a Separation and Distribution Agreement with DXC effective April 1, 2017 where DXC agreed to indemnify HPE, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to DXC as part of the Everett Transaction. HPE similarly agreed to indemnify DXC, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Everett Transaction. Additionally, in connection with the Everett Transaction, HPE entered into a Tax Matters Agreement (the "DXC Tax Matters Agreement") with DXC effective on April 1, 2017 that governs the rights and obligations of HPE and DXC for certain pre-divestiture tax liabilities. The DXC Tax Matters Agreement generally provides that HPE will be responsible for pre-divestiture income tax liabilities that arise from adjustments made by tax authorities to HPE and DXC's U.S. and certain non-U.S. income tax returns. In certain jurisdictions HPE and DXC have joint and several liability for past income tax liabilities and accordingly, HPE could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 18, "Litigation and Contingencies" to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2016, as well as in Part II, Item 1A , “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, including as certain of such risks have been modified as follows:
The risk factor “Our business and financial performance could suffer if we do not manage the risks associated with our Enterprise Services business properly” as described in in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2016 is removed.
The risk factors under the heading “Risks Related to the Proposed Separation of our Enterprise Services Business and our Software Segment” as described in in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K are modified as follows:
Risks Related to the Separation of our Former Enterprise Services Business and the Proposed Separation of our Software Segment
The proposed separation of our Software segment and subsequent merger with Micro Focus, may not be consummated as or when planned or at all, and may not achieve the intended benefits.
The proposed separation of our Software segment, including the distribution of the shares of Seattle SpinCo Inc. (the subsidiary to which the Software segment will be transferred, or "Seattle SpinCo") common stock to our stockholders and subsequent merger of Seattle SpinCo with a wholly-owned subsidiary of Micro Focus International plc (“Micro Focus” and such transactions, the “Software Separation”), may not be consummated as currently contemplated or at all, or may encounter unanticipated delays or other roadblocks, including delays in obtaining necessary regulatory approvals. Planning and executing the proposed separation, distribution and subsequent merger fort he Software Separation will require significant time, effort, and expense, and may divert the attention of our management and employees from other aspects of our business operations, and any delays in the completion of the proposed Software Separation may increase the amount of time, effort, and expense that we devote to such transactions, which could adversely affect our business, financial condition and results of operations.
There can be no assurance that we will be able to complete the Software Separation on the terms currently contemplated or at all. Disruptions in general market conditions or with respect to our Software segment could affect our ability to complete the Software Separation. The proposed Software Separation is also subject to numerous closing conditions, including, among others, the effectiveness of Micro Focus’s registration statement registering the Micro Focus American Depositary Shares to be issued pursuant to the merger agreement with Micro Focus and a cash dividend payment to us which is expected to be financed through borrowing.
In addition, if we complete the proposed Software Separation, there can be no assurance that we will be able to realize the intended benefits of the transaction or that the combined company resulting from the Software Separation will perform as anticipated. Specifically, the proposed Software Separation could cause disruptions in our remaining businesses, or Seattle SpinCo and Micro Focus’s business, including by disrupting operations or causing customers to delay or to defer decisions to purchase products, renew contracts, or to end their relationships. Similarly, it is possible that current or prospective employees of, or providing services to, the Software segment or Micro Focus could experience uncertainty about their future roles with the combined company that will result from the Software Separation, which could harm the ability of Seattle SpinCo or Micro Focus to attract and retain key personnel. Any of the foregoing could adversely affect our remaining businesses following the completion of the Software Separation, or the business, financial condition or results of operations of Micro Focus or the Software segment.
In addition, Micro Focus and the Seattle SpinCo could face difficulties in integrating their businesses, or Micro Focus could face difficulties in its business generally; as a result, our stockholders may not receive benefits or value in excess of the benefits and value that might have been created or realized had we retained the Software segment.

The stock distribution in either or both of the Software Separation and the completed separation of our former Enterprise Services business could result in significant tax liability, and Micro Focus or DXC (as applicable) may in certain cases be obligated to indemnify us for any such tax liability imposed on us.
The Software Separation is conditioned upon, and the completed separation of our former Enterprise Services business was conditioned upon, the receipt of an opinion from outside counsel regarding the qualification of (i) the relevant distribution and related transactions as a “reorganization” within the meaning of Sections 368(a), 361 and 355 of the Internal Revenue Code of 1986 (the “Code”); and (ii) the relevant merger as a “reorganization” within the meaning of Section 368(a) of the Code. While the Software Separation is generally expected to qualify for tax-free treatment for us, Seattle SpinCo and Micro Focus, the acquisition of Seattle SpinCo by Micro Focus is expected to result in the recognition of gain (but not loss) for U.S. persons who receive Micro Focus American Depositary Shares in the Software Separation.
Each opinion of outside counsel was or will be based upon and rely on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of us, Everett SpinCo and CSC, or us, Seattle SpinCo and Micro Focus, as applicable. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if any party breaches any of its covenants in the relevant separation documents, the relevant opinion of counsel may be invalid and the conclusions reached therein could be jeopardized. Notwithstanding the opinions of counsel, the Internal Revenue Service (the “IRS”) could determine that either or both of the distributions should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations, statements or undertakings upon which the relevant opinion of counsel was based are false or have been violated, or if it disagrees with the conclusions in the opinion of counsel. An opinion of counsel is not binding on the IRS and there can be no assurance that the IRS will not assert a contrary position.
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
We obtained a private letter ruling from the IRS regarding certain matters impacting the U.S. federal income tax treatment of the completed separation of our former Enterprise Services business and certain related transactions as transactions that are generally tax-free for U.S. federal income tax purposes. The conclusions of the IRS private letter ruling were based, among other things, on various factual assumptions we have authorized and representations we have made to the IRS. If any of these assumptions or representations are, or become, inaccurate or incomplete, reliance on the IRS private letter ruling may be affected. Notwithstanding the foregoing, we incurred certain tax costs in connection with the completed separation of our former Enterprise Services business, including non-U.S. tax expenses resulting from the completed separation of our former Enterprise Services business in multiple non-U.S. jurisdictions that do not legally provide for tax-free separations, which may be material. If the completed separation of our former Enterprise Services business or certain internal transactions undertaken in anticipation of the completed separation of our former Enterprise Services business are determined to be taxable for U.S. federal income tax purposes, we, our stockholders that are subject to U.S. federal income tax and/or DXC could incur significant U.S. federal income tax liabilities.
We have applied for a private letter ruling from the IRS regarding certain U.S. federal income tax matters relating to the Software Separation and certain related transactions as transactions that are generally tax-free for U.S. federal income tax purposes. The conclusions of the IRS private letter ruling will be based, among other things, on various factual assumptions we have authorized and representations we have made to the IRS. If any of these assumptions or representations are, or become, inaccurate or incomplete, the validity of the IRS private letter ruling may be affected. If the Software Separation or certain internal transactions undertaken in anticipation of the Software Separation are determined to be taxable for U.S. federal income tax purposes, or if we do not receive the private letter ruling concluding that the transactions are generally tax-free, we and/or Micro Focus could be subject to significant U.S. federal income tax liability. In addition, we may incur certain tax costs in connection with the Software Separation, including non-U.S. tax expense resulting from separations in multiple non-U.S. jurisdictions that do not legally provide for tax-free separations, which may be material.
Under the tax matters agreements entered into by us with Everett SpinCo and CSC, and to be entered into by us with Seattle SpinCo and Micro Focus, Everett SpinCo and Seattle SpinCo generally would be required to indemnify us for any taxes resulting from the relevant separation (and any related costs and other damages) to the extent such amounts resulted from (i) certain actions taken by, or acquisitions of capital stock of, Everett SpinCo or Seattle SpinCo, as applicable (excluding actions required by the documents governing the relevant Separation), or (ii) any breach of certain representations and covenants made by Everett SpinCo or Seattle SpinCo, as applicable. Any such indemnity obligations could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (February 2017)	8,946	$23.65	8,946	$2,484,216
Month #2 (March 2017)	10,902	$22.71	10,902	$2,236,641
Month #3 (April 2017)	11,645	$18.13	11,645	$2,025,481
Total	31,493	$21.28	31,493
For the three months ended April 30, 2017, the Company repurchased and settled 31 million shares of the Company's common stock, which were retired and recorded as a $670 million reduction to stockholders' equity. For the six months ended April 30, 2017, the Company repurchased and settled 59 million shares of the Company's common stock, which were retired and recorded as a $1,311 million reduction to stockholders' equity.
On October 13, 2015, the Hewlett Packard Enterprise Board of Directors announced the authorization of a $3.0 billion share repurchase program. On May 24, 2016, the Board of Directors announced the authorization of an additional $3.0 billion under the Company's share repurchase program. Hewlett Packard Enterprise may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. These programs, which do not have a specific expiration date, authorize repurchases in the open market or in private transactions. Share repurchases settled in the second quarter of fiscal 2017 consisted of open market purchases. The Company had unsettled open market repurchases of 2.1 million shares, which were recorded as a $39 million reduction to stockholders' equity. As of April 30, 2017, the Company had remaining authorization of $1,987 million for future share repurchases.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 84 of this report sets forth a list of exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TIMOTHY C. STONESIFER
Timothy C. Stonesifer Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: June 8, 2017

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.8	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.9	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.10	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.11	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.12	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.13	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017
2.14	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.1	March 7, 2017
2.15	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.16	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (Incorporated by reference to Exhibit 2.2 to DXC Technology Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2017.)	8-K	001-38033	2.2	April 6, 2017
2.17	Intellectual Property Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.18	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.19	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.20	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.2	March 20, 2017
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015
4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.10	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.10	October 13, 2015
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.11	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.13	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029	10-K	001-04423	4.13	December 17, 2015
4.14	Hewlett Packard Enterprise 401(k) Plan	S-8	333-207680	4.3	October 30, 2015
4.15	Term Loan Agreement, dated as of December 16, 2016, by and among Everett SpinCo, Inc., the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent	8-K	001-37483	10.1	December 22, 2017
10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan	10	001-37483	10.2	September 28, 2015
10.3	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.4	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.5	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.6	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.7	Form of Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.5	November 5, 2015
10.8	Form of Performance-Adjusted Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.6	November 5, 2015
10.9	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.10	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.11	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.12	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.13	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
10.14	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.15	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.16	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.17	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-207679	4.3	March 6, 2017
10.18	Nimble Storage, Inc. 2008 Equity Incentive Plan*	S-8	001-37483	4.3	April 8, 2017
10.19	Nimble Storage, Inc. 2013 Equity Incentive Plan	S-8	001-37483	4.4	April 8, 2017
10.20	SimpliVity Corporation 2009 Stock Plan*	S-8	001-37483	4.3	April 24, 2017
10.21	Silicon Graphics International Corp. 2014 Omnibus Incentive Plan, as amended *	S-8	000-51333	10.1	January 29, 2016
10.22	Silicon Graphics International Corp. 2006 New Recruit Equity Incentive Plan, as amended and restated *	S-8	000-51333	10.48	February 28, 2007
10.23	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended *	S-8	000-51333	10.3	September 10, 2012
10.24	Silicon Graphics International Corp. 2005 Non-Employee Directors’ Stock Option*	S-8	000-51333	10.10	February 4, 2005
11	None
12	None
15	None
18-19	None
22-24	None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡
______________________________________________________________________________

*	Indicates management contract or compensation plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith
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