Form 10-Q
period 2017-07-31
Hewlett Packard Enterprise Co
filed 2017-09-07
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2017
Or
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

The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of August 31, 2017 was 1,619,464,166 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2017

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the completed separation transactions, the future performance of the company following such divestitures, as well as the execution of restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former Parent; risks associated with Hewlett Packard Enterprise's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the separation transaction and the execution, timing and results of any restructuring plans, including the anticipated benefits of the divestiture transactions and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed or referenced in "Risk Factors" in Item 1A of Part II of this Quarterly Report on From 10-Q and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements and Supplementary Data.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	In millions, except per share amounts
Net revenue:
Products	$4,854	$4,578	$13,279	$14,652
Services	3,253	3,333	9,640	10,124
Financing income	102	94	291	270
Total net revenue	8,209	8,005	23,210	25,046
Costs and expenses:
Cost of products	3,472	3,045	9,276	9,745
Cost of services	1,958	1,980	5,774	6,029
Financing interest	66	64	197	183
Research and development	508	551	1,475	1,754
Selling, general and administrative	1,512	1,575	4,415	4,899
Amortization of intangible assets	132	111	340	331
Restructuring charges	165	93	399	346
Transformation costs	31	—	31	—
Acquisition and other related charges	56	34	151	114
Separation costs	186	76	412	246
Defined benefit plan settlement charges and remeasurement (benefit)(1)	(24)	—	(45)	—
Gain on H3C divestiture	—	(2,169)	—	(2,169)
Total costs and expenses	8,062	5,360	22,425	21,478
Earnings from continuing operations	147	2,645	785	3,568
Interest and other, net	(97)	(69)	(260)	(195)
Tax indemnification adjustments	10	60	(1)	6
Earnings (loss) from equity interests	1	(72)	(24)	(72)
Earnings from continuing operations before taxes	61	2,564	500	3,307
Benefit (provision) for taxes	187	(107)	(484)	(166)
Net earnings from continuing operations	248	2,457	16	3,141
Net loss from discontinued operations	(83)	(185)	(196)	(282)
Net earnings (loss)	$165	$2,272	$(180)	$2,859
Net earnings (loss) per share:
Basic
Continuing operations	$0.15	$1.46	$0.01	$1.82
Discontinued operations	(0.05)	(0.11)	(0.12)	(0.16)
Total basic net earnings (loss) per share	$0.10	$1.35	$(0.11)	$1.66
Diluted
Continuing operations	$0.15	$1.43	$0.01	$1.80
Discontinued operations	(0.05)	(0.11)	(0.12)	(0.16)
Total diluted net earnings (loss) per share	$0.10	$1.32	$(0.11)	$1.64
Cash dividends declared per share	$0.065	$0.055	$0.260	$0.220
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,641	1,681	1,656	1,722
Diluted	1,667	1,715	1,683	1,748

(1)
Represents adjustments to the net periodic pension cost resulting from remeasurements of certain Hewlett Packard Enterprise pension plans due to plan separations in connection with the spin-off and merger of Seattle SpinCo, Inc. with Micro Focus and Everett SpinCo, Inc. with Computer Sciences Corporation.

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	In millions
Net earnings (loss)	$165	$2,272	$(180)	$2,859
Other comprehensive income (loss) before taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	7	7	(10)	11
(Gains) losses reclassified into earnings	—	(1)	—	3
	7	6	(10)	14
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized (losses) gains arising during the period	(133)	172	7	108
Net losses (gains) reclassified into earnings	15	(19)	(231)	(210)
	(118)	153	(224)	(102)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	210	(13)	700	(14)
Amortization of actuarial loss and prior service benefit	56	72	230	214
Curtailments, settlements and other	6	1	9	(16)
	272	60	939	184
Change in cumulative translation adjustment	49	(183)	13	(265)
Other comprehensive income (loss) before taxes	210	36	718	(169)
(Provision) benefit for taxes	(26)	(46)	(58)	7
Other comprehensive income (loss), net of taxes	184	(10)	660	(162)
Comprehensive income	$349	$2,262	$480	$2,697
The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	July 31, 2017	October 31, 2016
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$7,757	$12,987
Accounts receivable	3,845	3,816
Financing receivables	3,295	3,360
Inventory	2,144	1,740
Other current assets	6,102	2,771
Current assets of discontinued operations	—	4,243
Total current assets	23,143	28,917
Property, plant and equipment	6,730	6,304
Long-term financing receivables and other assets(1)	11,530	11,575
Investments in equity interests	2,626	2,648
Goodwill	25,491	24,178
Intangible assets	1,411	1,084
Non-current assets of discontinued operations	—	4,923
Total assets	$70,931	$79,629
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings(1)	$2,069	$3,527
Accounts payable	5,717	5,010
Employee compensation and benefits	1,306	1,526
Taxes on earnings	467	365
Deferred revenue	3,828	3,761
Accrued restructuring	229	301
Other accrued liabilities	4,663	3,857
Current liabilities of discontinued operations	—	4,182
Total current liabilities	18,279	22,529
Long-term debt(1)	14,527	12,168
Other non-current liabilities	9,075	9,401
Non-current liabilities of discontinued operations	—	4,013
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued and outstanding at July 31, 2017)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,624 and 1,666 shares issued and outstanding at July 31, 2017 and October 31, 2016, respectively)	16	17
Additional paid-in capital	34,032	35,248
Retained earnings	(1,676)	2,782
Accumulated other comprehensive loss	(3,360)	(6,599)

Total HPE stockholders' equity	29,012	31,448
Non-controlling interests of continuing operations	38	40
Non-controlling interests of discontinued operations	—	30
Total stockholders' equity	29,050	31,518
Total liabilities and stockholders' equity	$70,931	$79,629

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

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2017	2016
	In millions
Cash flows from operating activities:
Net (loss) earnings	$(180)	$2,859
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	2,369	2,903
Stock-based compensation expense	349	432
Provision for doubtful accounts	14	38
Provision for inventory	68	128
Restructuring charges	558	841
Deferred taxes on earnings	145	(1,012)
Excess tax benefit from stock-based compensation	(116)	(9)
Gain on H3C divestiture	—	(2,169)
Loss from equity interests	24	72
Other, net	392	114
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	250	988
Financing receivables	(127)	(252)
Inventory	(341)	3
Accounts payable	652	(683)
Taxes on earnings	(602)	781
Restructuring	(688)	(746)
Other assets and liabilities(1)	(2,704)	(1,542)
Net cash provided by operating activities	63	2,746
Cash flows from investing activities:
Investment in property, plant and equipment	(2,405)	(2,412)
Proceeds from sale of property, plant and equipment	403	317
Purchases of available-for-sale securities and other investments	(31)	(540)
Maturities and sales of available-for-sale securities and other investments	14	499
Financial collateral posted	(384)	—
Financial collateral returned	49	—
Payments made in connection with business acquisitions, net of cash acquired	(2,050)	(22)
(Payments) proceeds from business divestitures, net(2)	(20)	2,788
Net cash (used in) provided by investing activities	(4,424)	630
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	30	(51)
Proceeds from debt, net of issuance costs(3)	3,340	782
Restricted cash - Seattle debt issuance(3)	(2,620)	—
Payment of debt	(2,296)	(568)
Settlement of cash flow hedge	5	3
Issuance of common stock under employee stock plans	366	79
Repurchase of common stock	(1,936)	(2,662)

Net transfer from former Parent	—	491
Cash dividend from Everett(4)	3,008	—
Net transfer of cash and cash equivalents to Everett	(559)	—
Excess tax benefit from stock-based compensation	116	9
Cash dividends paid	(323)	(281)
Net cash used in financing activities	(869)	(2,198)
(Decrease) increase in cash and cash equivalents	(5,230)	1,178
Cash held for sale(5)	—	(277)
Cash and cash equivalents at beginning of period	12,987	9,842
Cash and cash equivalents at end of period	$7,757	$10,743
Supplemental schedule of non-cash investing and financing activities:
Net assets transferred to Everett	$322	$—

(1)
For the nine months ended July 31, 2017, the amount includes $1.9 billion of pension funding payments associated with the spin-off and merger of Everett SpinCo, Inc. with Computer Sciences Corporation.

(2)
For the nine months ended July 31, 2017, the amount represents a working capital adjustment payment made in connection with the divestiture of the Company's controlling interest in the H3C Technologies and China-based Server, Storage and Technology Services businesses ("H3C divestiture") in May 2016.

(3)
During the third quarter of fiscal 2017, Seattle SpinCo, Inc., the Company's wholly-owned subsidiary, entered into a term loan facility in the principal amount of $2.6 billion. Just prior to the September 1, 2017 spin-off of Seattle SpinCo, Inc., the proceeds from the term loan were used to fund a $2.5 billion dividend payment from Seattle SpinCo, Inc. to HPE. The obligation under the debt issuance was retained by Seattle SpinCo, Inc. See Note 14, "Borrowings", for more information on the loan arrangement.

(4)
Represents a $3.0 billion cash dividend payment from Everett SpinCo, Inc. to HPE, the proceeds of which were funded from the issuance of $3.5 billion of debt by Everett SpinCo, Inc. The obligations under the debt issuance were retained by Everett SpinCo, Inc. See Note 14, "Borrowings", for more information on the funding arrangement.

(5) During the second quarter of fiscal 2016, the Company received all of the necessary regulatory approvals related to its partnership with Tsinghua Holdings, and as such, the transaction met all of the held for sale criteria. The transaction closed in May 2016. The impact of assets and liabilities reclassified as held for sale during the period was not considered in the changes in operating assets and liabilities, net of acquisitions reconciliation within cash flows from operating activities.

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
Enterprise Services Business Separation Transaction
On April 1, 2017, HPE completed the separation and merger of its Enterprise Services business with Computer Sciences Corporation ("CSC") (collectively, the "Everett Transaction"). The Everett Transaction was accomplished by a series of transactions among CSC, HPE, Everett SpinCo, Inc. (a wholly-owned subsidiary of HPE) ("Everett"), and New Everett Merger Sub Inc., a wholly-owned subsidiary of Everett ("Merger Sub"). HPE transferred its Enterprise Services business to Everett and distributed all of the shares of Everett to HPE stockholders. HPE stockholders received 0.085904 shares of common stock in the new company for every one share of HPE common stock held at the close of business on the record date. Following the distribution, the Merger Sub merged with and into CSC, which will continue as a wholly-owned subsidiary of Everett. At the time of the merger, Everett changed its name to DXC Technology Company ("DXC").
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
Software Segment Separation Transaction
On September 1, 2017, the Company completed the spin-off and merger of its Software business segment with Micro Focus International plc (“Micro Focus”) (collectively, the “Seattle Transaction”). The Seattle Transaction was accomplished by a series of transactions among HPE, Micro Focus, Seattle SpinCo, Inc. (a wholly-owned subsidiary of HPE) ("Seattle"), and Seattle MergerSub, Inc., an indirect, wholly-owned subsidiary of Micro Focus ("Merger Sub"). HPE transferred its Software business segment to Seattle and distributed all of the shares of Seattle to HPE stockholders. HPE stockholders received 0.13732611 American Depository Shares ("Micro Focus ADSs") in the new company, each of which represents one ordinary

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

share of Micro Focus, for every one share of HPE common stock held at the close of business on the record date. Following the share distribution, the Merger Sub merged with and into Seattle, which will continue as an indirect, wholly-owned subsidiary of Micro Focus.
In connection with the Seattle Transaction, during the third quarter of fiscal 2017, Seattle SpinCo, Inc. entered into a term loan facility in the principal amount of $2.6 billion. Just prior to the September 1, 2017 spin-off of Seattle, the proceeds from the term loan were used to fund a $2.5 billion dividend payment from Seattle to HPE per the terms of the merger agreement, and to pay expenses associated with the borrowing. The obligation under this borrowing arrangement was retained by Seattle.
With the completion of the Seattle Transaction, effective September 1, 2017, the Company will no longer consolidate the results of Seattle within its financial results from continuing operations. For all periods prior to the Seattle Transaction, the financial results of Seattle will be presented within Net earnings (loss) from discontinued operations in the Condensed Consolidated Statements of Earnings and within assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets.
Basis of Presentation
These Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of July 31, 2017 and October 31, 2016, its results of operations for the three and nine months ended July 31, 2017 and 2016 and its cash flows for the nine months ended July 31, 2017 and 2016.
The results of operations and cash flows for the nine months ended July 31, 2017 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2016, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated and Combined Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.
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
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for intangible assets. The amendments simplify how an entity is required to test goodwill for impairment by eliminating the second step of the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The Company adopted the amendments in the third quarter of fiscal 2017 and applied them prospectively, as permitted by the standard. The adoption of these amendments did not have a material impact on the Company’s Condensed Consolidated Financial statements.
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
In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented on the classified balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by these amendments. The Company adopted the amendments in the first quarter of fiscal 2017 and applied them retrospectively to all periods presented. For fiscal 2016, the adoption resulted in the reclassification of $50 million of debt issuance costs from Long-term financing receivables and other assets to Notes payable and short-term borrowings and Long-term debt on the Condensed Consolidated Balance Sheets. With the exception of the above reclassification, the adoption of these amendments did not have a material impact on the Company's Condensed Consolidated Financial Statements.
Recently Enacted Accounting Pronouncements
In August 2017, the FASB amended the existing accounting standards for hedge accounting. The amendments expand an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item.  The guidance also simplifies certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The Company is required to adopt the guidance in the first quarter of fiscal 2020. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated Financial Statements.
In March 2017, the FASB amended the existing accounting standards for retirement benefits. The amendments require the presentation of the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs, unless eligible for capitalization. The other components of net periodic benefit costs will be presented separately from service cost as non-operating costs. The Company is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated Financial Statements.

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
With the completion of the Everett Transaction, HPE no longer consolidates the financial results of Everett within its financial results from continuing operations. For all periods prior to the Everett Transaction, the financial results of Everett are presented as Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings and in assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the financial results for HPE's discontinued operations. For the period following the completion of the Everett Transaction, discontinued operations primarily includes separation costs related to marketing activities, variable compensation expense, third-party consulting, contractor fees and other incremental costs arising from the transaction.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	In millions
Net revenue	$—	$4,205	$6,338	$12,599
Cost of revenue(1)	—	3,549	5,357	10,861
Expenses(2)	103	804	1,306	1,933
Interest and other, net	—	9	4	23
Loss from discontinued operations before taxes	(103)	(157)	(329)	(218)
Benefit (provision) for taxes	20	(28)	133	(64)
Net loss from discontinued operations	$(83)	$(185)	$(196)	$(282)

(1)	Cost of revenue includes cost of products and cost of services.

(2)
Expenses for the three months ended July 31, 2017 primarily consist of separation costs. Expenses for the three months ended July 31, 2016 and nine months ended July 31, 2017 and 2016 primarily consist of selling, general and administrative (“SG&A”) expenses, research and development (“R&D”) expenses, restructuring charges, separation costs related to the Everett Transaction, amortization of intangible assets, acquisition and other related charges, and defined benefit plan settlement charges and remeasurement (benefit).

For the three and nine months ended July 31, 2017 and 2016, significant non-cash items and capital expenditures of discontinued operations are presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	In millions
Depreciation and amortization	$—	$349	$387	$1,071
Purchases of property, plant and equipment	$—	$142	$131	$240

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents assets and liabilities that are presented as discontinued operations in the Consolidated Balance Sheet as of October 31, 2016 and that were transferred to Everett as of April 1, 2017:

As of
October 31, 2016
In millions
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
In the second quarter of fiscal 2017, in connection with the Everett Transaction, HPE made a net cash transfer of $559 million to DXC. The period for determining and finalizing working capital adjustments ends in December 2017.
Note 3: Segment Information
Hewlett Packard Enterprise's operations are organized into four segments for financial reporting purposes: the Enterprise Group ("EG"), Software, Financial Services ("FS"), and Corporate Investments. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), the Chief Executive Officer ("CEO"), uses to evaluate, view and run its business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results.
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

•
Storage offers Converged Storage solutions and traditional storage. Converged Storage solutions include All-Flash Arrays and hybrid storage solutions like Nimble Storage, 3PAR StoreServe, StoreOnce, Big Data, StoreVirtual, and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Software Defined and Cloud Group storage products. Traditional storage includes tape, storage networking and legacy external disk products such as MSA, EVA and XP.

•
Networking offers wireless local area network equipment, mobility and security software, switches, routers, and network management products that span data centers, campus and branch environments and deliver software defined networking and unified communications capabilities.

•
Technology Services creates preferred IT experiences that power a digital business. The Technology Services team and the Company's extensive partner network provide value across the IT life cycle delivering advice, transformation projects, professional services, support services, and operational services for Hybrid IT and at the IT Edge. Technology Services is also a provider of on-premises flexible consumption models that enable IT agility, simplify operations and align costs to business value. Technology Services offerings comprise HPE Pointnext, which includes Data Center Care, Proactive Care and Technology Consulting, as well as Aruba Services, and Communications and Media Solutions ("CMS").

Software provides comprehensive solutions across application testing and delivery management, big data platform analytics, security and information governance and IT operations management for organizations of varying sizes, from small- to medium- to large-scale enterprises. These software offerings include licenses, support, professional services, and software-as-a-service ("SaaS"). On September 1, 2017, the Company completed the spin-off and merger of the Software segment with Micro Focus International plc.
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
Corporate Investments includes Hewlett Packard Labs and certain cloud-related business incubation projects.
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
Hewlett Packard Enterprise periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement by the Hewlett Packard Enterprise legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by Hewlett Packard Enterprise and its business segments. As disclosed in Note 7, "Taxes on Earnings", Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $439 million during fiscal 2017 and $3.7 billion during fiscal 2016. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately five years. The impact of these intercompany arrangements are eliminated from both Hewlett Packard Enterprise consolidated and segment net revenues.
Financing interest in the Condensed Consolidated Statements of Earnings reflects interest expense on borrowing- and funding-related activities associated with FS and its subsidiaries, and debt issued by Hewlett Packard Enterprise, a portion of the proceeds of which benefited FS.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include separation costs, restructuring charges, transformation costs, stock-based compensation expense, amortization of intangible assets, certain corporate governance costs, acquisition and other related charges, defined benefit plan settlement charges and remeasurement (benefit), and a gain on the H3C divestiture.
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
With the completion of the Everett Transaction, assets and liabilities of Everett were reclassified to assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheet as of October 31, 2016. Assets and liabilities previously allocated to the former ES segment, but which were not reclassified to assets and liabilities of discontinued operations, were allocated to the remaining four segments, primarily the Enterprise Group. During the nine months ended July 31, 2017, the Company completed five business acquisitions, which resulted in the acquisition of assets and liabilities that are reported within the Enterprise Group segment. With the exception of the above, there have been no material changes to the total assets of Hewlett Packard Enterprise's individual segments since October 31, 2016.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Segment Operating Results from Continuing Operations

	Enterprise Group	Software	Financial Services	Corporate Investments	Total
	In millions
Three months ended July 31, 2017
Net revenue	$6,606	$708	$895	$—	$8,209
Intersegment net revenue and other(1)	185	10	2	—	197
Total segment net revenue	$6,791	$718	$897	$—	$8,406
Segment earnings (loss) from operations	$634	$179	$70	$(34)	$849
Three months ended July 31, 2016
Net revenue	$6,367	$666	$787	$185	$8,005
Intersegment net revenue and other(1)	248	72	25	—	345
Total segment net revenue	$6,615	$738	$812	$185	$8,350
Segment earnings (loss) from operations	$849	$131	$80	$(41)	$1,019
Nine months ended July 31, 2017
Net revenue	$18,647	$1,999	$2,564	$—	$23,210
Intersegment net revenue and other(1)	712	125	28	—	865
Total segment net revenue	$19,359	$2,124	$2,592	$—	$24,075
Segment earnings (loss) from operations	$1,984	$514	$226	$(115)	$2,609
Nine months ended July 31, 2016
Net revenue	$20,119	$2,089	$2,305	$533	$25,046
Intersegment net revenue and other(1)	837	203	71	—	1,111
Total segment net revenue	$20,956	$2,292	$2,376	$533	$26,157
Segment earnings (loss) from operations	$2,660	$459	$253	$(176)	$3,196

(1)
Intersegment net revenue and other includes adjustments for sales to the former ES segment which, prior to the completion of the Everett Transaction, were reflected as intersegment net revenue. For the nine months ended July 31, 2017 and three and nine months ended July 31, 2016, the amounts include the elimination of pre-separation intercompany sales to the former ES segment, which are included within Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The reconciliation of segment operating results to Hewlett Packard Enterprise condensed consolidated results was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	In millions
Net revenue:
Total segments	$8,406	$8,350	$24,075	$26,157
Elimination of intersegment net revenue and other	(197)	(345)	(865)	(1,111)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$8,209	$8,005	$23,210	$25,046
Earnings before taxes:
Total segment earnings from operations	$849	$1,019	$2,609	$3,196
Corporate and unallocated costs and eliminations	(59)	(129)	(220)	(430)
Stock-based compensation expense	(97)	(100)	(316)	(330)
Amortization of intangible assets	(132)	(111)	(340)	(331)
Restructuring charges	(165)	(93)	(399)	(346)
Transformation costs	(31)	—	(31)	—
Acquisition and other related charges	(56)	(34)	(151)	(114)
Separation costs	(186)	(76)	(412)	(246)
Defined benefit plan settlement charges and remeasurement (benefit)	24	—	45	—
Gain on H3C Divestiture	—	2,169	—	2,169
Interest and other, net	(97)	(69)	(260)	(195)
Tax indemnification adjustments	10	60	(1)	6
Earnings (loss) from equity interests	1	(72)	(24)	(72)
Total Hewlett Packard Enterprise condensed consolidated earnings from continuing operations before taxes	$61	$2,564	$500	$3,307
Net revenue by segment and business unit was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	In millions
Servers	$3,298	$3,316	$9,392	$10,350
Technology Services	1,947	1,933	5,861	5,937
Storage	844	763	2,273	2,408
Networking	702	603	1,833	2,261
Enterprise Group	6,791	6,615	19,359	20,956
Software	718	738	2,124	2,292
Financial Services	897	812	2,592	2,376
Corporate Investments	—	185	—	533
Total segment net revenue	8,406	8,350	24,075	26,157
Elimination of intersegment net revenue and other	(197)	(345)	(865)	(1,111)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$8,209	$8,005	$23,210	$25,046

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4: Restructuring
Summary of Restructuring Plans
Restructuring charges of $165 million and $93 million have been recorded by the Company for the three months ended July 31, 2017 and 2016, respectively, and restructuring charges of $399 million and $346 million have been recorded for the nine months ended July 31, 2017 and 2016, respectively, based on restructuring activities impacting the Company's employees and infrastructure. Restructuring activities related to the Company's employees and infrastructure, summarized by plan, are presented in the table below:

	Fiscal 2015 Plan		Fiscal 2012 Plan
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Total
	In millions
Liability as of October 31, 2016	$277	$22	$39	$15	$353
Charges	350	41	8	—	399
Cash payments	(351)	(18)	(26)	(5)	(400)
Non-cash items	(33)	(26)	5	(8)	(62)
Liability as of July 31, 2017	$243	$19	$26	$2	$290
Total costs incurred to date, as of July 31, 2017	$794	$99	$1,237	$222	$2,352
Total costs expected to be incurred, as of July 31, 2017	$982	$248	$1,237	$222	$2,689
The current restructuring liability reported in Accrued restructuring in the Condensed Consolidated Balance Sheets at July 31, 2017 and October 31, 2016 was $229 million and $301 million, respectively. The non-current restructuring liability reported in Other liabilities in the Condensed Consolidated Balance Sheets at July 31, 2017 and October 31, 2016 was $61 million and $52 million, respectively.
Restructuring charges of $275 million for the three months ended July 31, 2016 and $159 million and $494 million for the nine months ended July 31, 2017 and 2016, respectively, are included in Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings. There were no restructuring charges included in Net loss from discontinued operations in the Condensed Consolidated Statement of Earnings for the three months ended July 31, 2017.
Fiscal 2015 Restructuring Plan
On September 14, 2015, former Parent's Board of Directors approved a restructuring plan (the "2015 Plan") in connection with the Separation, which will be implemented through fiscal 2018. As a result of the Everett Transaction, cost amounts and total headcount exits were revised. As such, as of July 31, 2017, the Company now expects up to approximately 13,400 employees to exit the Company by the end of 2018, of which approximately 3,100 remain as of July 31, 2017. The changes to the workforce will vary by country, based on local legal requirements and consultations with employee work councils and other employee representatives, as appropriate. As of July 31, 2017, the Company estimates that it will incur aggregate pre-tax charges of approximately $1.2 billion through fiscal 2018 in connection with the 2015 Plan, of which approximately $1.0 billion relates to workforce reductions and approximately $0.2 billion primarily relates to real estate consolidation and asset impairments.
Fiscal 2012 Restructuring Plan
On May 23, 2012, former Parent adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As a result of the Everett Transaction, cost amounts and total headcount exits were revised. As such, as of July 31, 2017, the Company had eliminated 12,700 positions, with a portion of those employees exiting the Company as part of voluntary enhanced early retirement ("EER") programs in the U.S. and in certain other countries. As of July 31, 2017, the plan is substantially complete, with no further positions being eliminated. The Company recognized $1.4 billion in total aggregate charges in connection with the 2012 Plan, with approximately $1.2 billion related to workforce reductions, including the EER programs, and approximately $0.2 billion related to infrastructure, including data center and real estate consolidation and other items. The severance- and infrastructure-related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5: Retirement and Post-Retirement Benefit Plans
Pension Benefit Expense
The Company's total net pension benefit cost recognized in the Condensed Consolidated Statements of Earnings was $18 million and $38 million for the three months ended July 31, 2017 and 2016, respectively, and $129 million and $108 million for the nine months ended July 31, 2017 and 2016, respectively. The amount for the three months ended July 31, 2017 includes a pre-tax benefit of $24 million resulting from remeasurements of certain Hewlett Packard Enterprise pension plans in association with the Everett and Seattle Transactions, which has been recorded within Defined benefit plan settlement charges and remeasurement (benefit) in the Condensed Consolidated Statement of Earnings.

	Three months ended July 31,
	Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2017	2016	2017	2016
	In millions
Service cost	$37	$50	$1	$1
Interest cost	54	78	1	2
Expected return on plan assets	(138)	(165)	—	(1)
Amortization and deferrals:
Actuarial loss (gain)	61	56	(1)	(1)
Prior service benefit	(4)	(5)	—	—
Net periodic benefit cost	10	14	1	1
Settlement loss	6	1	—	—
Special termination benefits	1	1	—	—
Plan expense allocation	—	(4)	—	—
Net benefit cost from continuing operations	17	12	1	1
Summary of net benefit cost:
Continuing operations	17	12	1	1
Discontinued operations	—	25	—	—
Net benefit cost	$17	$37	$1	$1

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Nine months ended July 31,
	Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2017	2016	2017	2016
	In millions
Service cost	$107	$150	$3	$3
Interest cost	156	236	3	6
Expected return on plan assets	(402)	(496)	—	(2)
Amortization and deferrals:
Actuarial loss (gain)	201	165	(3)	(3)
Prior service benefit	(12)	(14)	—	—
Net periodic benefit cost	50	41	3	4
Settlement loss	9	2	—	—
Special termination benefits	3	4	—	—
Plan expense allocation	(15)	(8)	(1)	—
Net benefit cost from continuing operations	47	39	2	4
Summary of net benefit cost:
Continuing operations	47	39	2	4
Discontinued operations	79	65	1	—
Net benefit cost	$126	$104	$3	$4
Employer Contributions and Funding Policy
The Company's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During the nine months ended July 31, 2017, the Company contributed approximately $2.1 billion to its non-U.S. pension plans, which includes a funding payment of approximately $1.9 billion associated with the Everett Transaction, and paid $2 million to cover benefit claims under the Company's post-retirement benefit plans.
HPE previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2016 that excluding the above-mentioned pension funding payment related to the Everett Transaction, the Company expected to contribute approximately $348 million to its non-U.S. pension plans in fiscal 2017, approximately $2 million to cover benefit payments to its U.S. non-qualified plan participants and approximately $3 million to cover benefit claims for the Company's post-retirement benefit plans.
As a result of the Everett Transaction, revisions to expected contributions for certain pension plans, and the impact of changes in foreign currency, the Company’s expected fiscal 2017 contribution to its non-U.S. pension plans was reduced to approximately $299 million. During the remainder of fiscal 2017, HPE now anticipates that it will make contributions of approximately $47 million to its non-U.S. pension plans.
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
Stock-Based Compensation Expense
Stock-based compensation expense and the resulting tax benefits were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	In millions
Stock-based compensation expense from continuing operations	$128	$117	$406	$347
Income tax benefit	(41)	(34)	(130)	(101)
Stock-based compensation expense from continuing operations, net of tax	$87	$83	$276	$246
Stock-based compensation expense from discontinued operations	$—	$32	$100	$105
In May 2016, in connection with the announcement of the Everett Transaction, the Company modified its stock-based compensation program such that certain unvested equity awards outstanding on May 24, 2016 would vest upon the earlier of: (i) the termination of an employee’s employment with HPE as a direct result of an announced sale, divestiture or spin-off of a subsidiary, division or other business; (ii) the termination of an employee’s employment with HPE without cause; or (iii) June 1, 2018. This modification also included changes to the performance and market conditions of certain performance-based awards. The incremental expense arising from this modification was not material. Additionally, as a result of the accelerated vesting related to this modification, the Company incurred stock-based compensation expense of $5 million and $100 million during the three and nine months ended July 31, 2017, respectively, of which $69 million was recorded in Net loss from discontinued operations in the Condensed Consolidated Statement of Earnings for the nine months ended July 31, 2017. There was no stock-based compensation expense recorded in Net loss from discontinued operations in the Condensed Consolidated Statement of Earnings for the three months ended July 31, 2017. The remaining $5 million and $31 million arising from the modification for the three and nine months ended July 31, 2017, respectively, has been recorded within Separation costs in the Condensed Consolidated Statements of Earnings.
In addition, in connection with the Everett Transaction and in accordance with the Employee Matters Agreement, HPE made certain post-spin adjustments to the exercise price and number of stock-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the close of the transaction. The incremental expense incurred by the Company was not material.
For the three and nine months ended July 31, 2017, stock-based compensation expense in the table above includes pre-tax expense of $7 million and $40 million, respectively, which has been recorded within Separation costs, $10 million and $29 million, respectively, related to workforce reductions, which has been recorded within Restructuring charges, and $14 million and $21 million, respectively, related to the acquisitions of Silicon Graphics International Corp. ("SGI") and Nimble Storage, Inc. ("Nimble Storage"), which has been recorded within Acquisition and other related charges in the Condensed Consolidated Statements of Earnings.
For the three and nine months ended July 31, 2016, stock-based compensation expense in the table above includes pre-tax expense of $12 million, which has been recorded within Separation costs, and $5 million, related to workforce reductions, which has been recorded within Restructuring charges, in the Condensed Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restricted Stock Units
Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying restricted stock units are not considered issued and outstanding upon grant. The fair value of the restricted stock units is the closing price of the Company's common stock on the grant date of the award. The Company expenses the fair value of restricted stock units ratably over the period during which the restrictions lapse.
A summary of restricted stock unit activity is as follows:

	Nine Months Ended July 31, 2017
	Shares	Weighted-Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	57,321	$15
Granted and assumed through acquisition(1)	22,958	$21
Additional shares granted due to conversion(2)	12,902	$18
Vested(3)	(43,161)	$16
Forfeited/canceled(4)	(3,204)	$17
Outstanding at end of period	46,816	$18

(1)	Includes approximately 11 million restricted stock units assumed by the Company through acquisition with a weighted-average grant date fair value of $18 per share.

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

(4)
Includes approximately 0.3 million restricted stock units, with a weighted-average grant date fair value of $18 per share, related to the former ES segment, which were canceled by HPE and assumed by DXC in connection with the Everett Transaction and in accordance with the Everett Employee Matters Agreement.

At July 31, 2017, there was $417 million of unrecognized pre-tax stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over the remaining weighted-average vesting period of 1.3 years.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Stock Options
Stock options granted under the Company's principal equity plans are generally non-qualified stock options, but the principal equity plans permit some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the closing price of the Company's common stock on the option grant date. The majority of the stock options issued by the Company contain only service vesting conditions. The Company also issued performance-contingent stock options that vest only on the satisfaction of both service and market conditions.
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

Nine Months Ended July 31, 2017
Weighted-average fair value(1)	$6
Expected volatility(2)	25.7%
Risk-free interest rate(3)	2.0%
Expected dividend yield(4)	1.0%
Expected term in years(5)	6.1

(1)	The weighted-average fair value was based on the fair value of stock options granted during the period. There were no stock options granted during the three months ended July 31, 2017.

(2)	The expected volatility was estimated using the average historical volatility of selected peer companies.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

(5)
For awards subject to service-based vesting, the expected term was estimated using the simplified method detailed in SEC Staff Accounting Bulletin No. 110, for performance-contingent awards the expected term represents an output from the lattice model.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

A summary of stock option activity is as follows:

	Nine months ended July 31, 2017
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	57,498	$15
Granted and assumed through acquisition	5,267	$24
Additional shares granted due to conversion(1)	12,574	$12
Exercised	(22,861)	$13
Forfeited/canceled/expired(2)	(8,475)	$16
Outstanding at end of period(3)	44,003	$12	5.0	$237
Vested and expected to vest at end of period(3)	43,013	$12	4.9	$233
Exercisable at end of period(3)	21,965	$11	3.5	$148

(1)
Additional shares granted as a result of the post-spin exercise price adjustments made related to the Everett Transaction, in order to preserve the intrinsic value of the awards prior to the close of the transaction.

(2)
Includes approximately 8 million stock options, with a weighted-average exercise price of $16 per share, related to the former ES segment, which were canceled by HPE and assumed by DXC in connection with the Everett Transaction and in accordance with the Everett Employee Matters Agreement.

(3)	The weighted average exercise price reflects the impact of the post-spin adjustment to the exercise price related to the Everett Transaction.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the third quarter of fiscal 2017. The aggregate intrinsic value is the difference between the Company's closing common stock price on the last trading day of the third quarter of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three and nine months ended July 31, 2017 was $47 million and $167 million, respectively.
At July 31, 2017, there was $39 million of unrecognized pre-tax, stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 1.4 years.
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
Note 7: Taxes on Earnings
Provision for Taxes
The Company's effective tax rate was(306.6)% and 4.2% for the three months ended July 31, 2017 and 2016, respectively, and 96.8% and 5.0% for the nine months ended July 31, 2017 and 2016, respectively. During the three months ended July 31, 2017, the Company recorded income tax benefits of $164 million from divestiture related taxes in connection with the Everett Transaction, which had a favorable impact on the Company's effective tax rate. During the nine months ended July 31, 2017, as a result of the Everett Transaction, the Company recorded valuation allowances of $473 million, which had an unfavorable impact on the Company's effective tax rate. The Company's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from the Company's operations in lower-tax jurisdictions throughout the world. The Company has not provided U.S. taxes for all foreign earnings because it plans to reinvest some of those earnings indefinitely outside the U.S.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

For the three and nine months ended July 31, 2017, the Company recorded net income tax benefits of $250 million and net income tax charges of $221 million, respectively, related to various items discrete to the period. For the three months ended July 31, 2017, the Company recorded income tax benefits of $164 million from divestiture related taxes in connection with the Everett Transaction, $110 million on restructuring charges, separation costs, transformation costs and acquisition and other related charges, $29 million related to U.S. provision-to-return adjustments, and $25 million related to the expiration of statute of limitations on uncertain tax reserves, partially offset primarily by income tax charges of $44 million related to net settlements with the taxing authorities and $26 million related to pre-Separation tax matters. For the nine months ended July 31, 2017, the Company recorded income tax charges of $473 million from valuation allowances on U.S. state deferred tax assets, $57 million related to pre-Separation tax matters and $44 million related to net settlements with the taxing authorities, partially offset primarily by income tax benefits of $251 million on restructuring charges, separation costs, transformation costs and acquisition and other related charges, $54 million from divestiture related taxes in connection with the Everett Transaction, $29 million related to U.S. provision-to-return adjustments, and $25 million related to the expiration of statute of limitations on uncertain tax reserves.
For the three and nine months ended July 31, 2016, the Company recorded net income tax charges of $125 million and net income tax benefits of $49 million, respectively, related to various items discrete to the period. For the three months ended July 31, 2016, these amounts include income tax charges of $123 million related to the H3C divestiture and $61 million for tax indemnifications, the effects of which were partially offset primarily by income tax benefits of $54 million on restructuring charges, separation costs, acquisition and other related charges. For the nine months ended July 31, 2016, these amounts include income tax benefits of $188 million on restructuring charges, separation costs, acquisition and other related charges, the effects of which were partially offset primarily by income tax charges of $123 million related to the H3C divestiture and $22 million related to tax indemnification.
Uncertain Tax Positions
The Company is subject to income tax in the U.S. and approximately 110 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, former Parent, whose liabilities for which the Company is jointly and severally liable, is subject to numerous ongoing audits by federal, state and foreign tax authorities. The Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company regularly assesses the likely outcomes of these audits in order to determine the appropriateness of the Company’s tax provision. The Company adjusts its uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. However, income tax audits are inherently unpredictable and there can be no assurance that the Company will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the Benefit (provision) for taxes and therefore the resolution of one or more of these uncertainties in any particular period could have a material impact on net income or cash flows.
As of July 31, 2017 and October 31, 2016, the amount of unrecognized tax benefits was $11.2 billion and $11.4 billion, respectively, of which up to $3.0 billion and $2.9 billion would affect the Company's effective tax rate if realized as of their respective periods. HPE was subject to a foreign tax audit concerning an intercompany transaction for fiscal 2009 which the Company settled with the relevant taxing authority for $455 million during the third quarter of fiscal 2017. The settlement amount is due to be paid in semi-annual installments over the next three fiscal years.
The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Benefit (provision) for taxes in the Condensed Consolidated Statements of Earnings. As of July 31, 2017 and October 31, 2016, the Company recorded $287 million and $394 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2017	October 31, 2016
	In millions
Deferred tax assets - long-term	$3,920	$3,830
Deferred tax liabilities - long-term	(92)	(98)
Deferred tax assets net of deferred tax liabilities	$3,828	$3,732
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
Note 8: Balance Sheet Details
Balance sheet details were as follows:
Accounts Receivable, Net

	As of
	July 31, 2017	October 31, 2016
	In millions
Accounts receivable, billed	$3,624	$3,681
Unbilled receivables	267	191
Accounts receivable, gross	3,891	3,872
Allowance for doubtful accounts	(46)	(56)
Total	$3,845	$3,816
The allowance for doubtful accounts related to accounts receivable and changes to the allowance were as follows:

Nine Months Ended July 31, 2017
In millions
Balance at beginning of year	$56
Provision for doubtful accounts	2
Deductions, net of recoveries	(12)
Balance at end of period	$46
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The recourse obligations associated with these short-term financing arrangements as of July 31, 2017 and October 31, 2016 were not material.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

Nine Months Ended July 31, 2017
In millions
Balance at beginning of year(1)	$145
Trade receivables sold(2)	2,796
Cash receipts(2)	(2,846)
Foreign currency and other	6
Balance at end of period(1)	$101

(1)	Beginning and ending balances represent amounts for trade receivables sold, but not yet collected.

(2)
For the nine months ended July 31, 2017, the increase in Trade receivables sold and Cash receipts was due primarily to the increase in the maximum program capacity as a result of new customer financing arrangements.

Inventory

	As of
	July 31, 2017	October 31, 2016
	In millions
Finished goods	$1,233	$1,182
Purchased parts and fabricated assemblies	911	558
Total	$2,144	$1,740
For the nine months ended July 31, 2017, the increase in Inventory was due primarily to higher memory component inventory due to price increases arising from supply constraints and $113 million of inventory added as a result of acquisitions, primarily SGI and Nimble Storage.
Other Current Assets

	As of
	July 31, 2017	October 31, 2016
	In millions
Value-added taxes receivable	$761	$762
Manufacturer and other receivables	1,344	555
Restricted cash	2,632	455
Prepaid and other current assets	1,365	999
Total	$6,102	$2,771
For the nine months ended July 31, 2017, the increase in Other current assets was due primarily to a $2.6 billion term loan facility entered into by Seattle. The proceeds from the term loan were held in escrow until the cash was released to Seattle just prior to the September 1, 2017 spin-off of Seattle and used to fund a $2.5 billion dividend payment from Seattle to HPE. See Note 14, "Borrowings", for more information on the loan arrangement.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Property, Plant and Equipment

	As of
	July 31, 2017	October 31, 2016
	In millions
Land	$313	$353
Buildings and leasehold improvements	2,555	3,547
Machinery and equipment, including equipment held for lease	10,000	9,024
	12,868	12,924
Accumulated depreciation	(6,138)	(6,620)
Total	$6,730	$6,304
For the nine months ended July 31, 2017, the change in gross property, plant and equipment was due primarily to $2,183 million of purchases, $259 million of favorable currency impacts, and $239 million of additions resulting from the acquisitions of SGI, Nimble Storage, and SimpliVity, partially offset by $2,737 million of sales and retirements and other activity. Accumulated depreciation associated with the assets sold and retired was $1,670 million.
Long-Term Financing Receivables and Other Assets

	As of
	July 31, 2017	October 31, 2016
	In millions
Financing receivables, net	$4,123	$4,584
Deferred tax assets	3,920	3,830
Prepaid pension assets	649	365
Other	2,838	2,796
Total	$11,530	$11,575
Other Accrued Liabilities

	As of
	July 31, 2017	October 31, 2016
	In millions
Accrued taxes - other	$897	$866
Warranty - short-term	265	258
Sales and marketing programs	824	853
Derivative liabilities	430	159
Other	2,247	1,721
Total	$4,663	$3,857
Other Liabilities

	As of
	July 31, 2017	October 31, 2016
	In millions
Pension, post-retirement and post-employment liabilities	$1,672	$2,101
Deferred revenue - long-term	2,603	2,485
Tax liability - long-term	3,692	3,950
Other long-term liabilities	1,108	865
Total	$9,075	$9,401

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9: Financing Receivables and Operating Leases
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	July 31, 2017	October 31, 2016
	In millions
Minimum lease payments receivable	$7,873	$8,480
Unguaranteed residual value	254	231
Unearned income	(619)	(678)
Financing receivables, gross	7,508	8,033
Allowance for doubtful accounts	(90)	(89)
Financing receivables, net	7,418	7,944
Less: current portion(1)	(3,295)	(3,360)
Amounts due after one year, net(1)	$4,123	$4,584

(1)
The Company includes the current portion in Financing receivables, and amounts due after one year, net in Long-term financing receivables and other assets, in the accompanying Condensed Consolidated Balance Sheets.

During the second quarter of fiscal 2017, in connection with the Everett Transaction, the Company converted certain capital lease arrangements with the former ES segment to operating lease assets held by FS. The decrease in financing receivables during the nine months ended July 31, 2017 in the table above is due primarily to this conversion of capital leases to operating leases.
Sale of Financing Receivables
During the three and nine months ended July 31, 2017 and 2016, the Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions, which are accounted for as sales in accordance with Accounting Standards Codification ("ASC") 860 - Transfers and Servicing. The Company derecognizes the carrying value of the receivable transferred and recognizes a net gain or loss on the sale. During the nine months ended July 31, 2017 and 2016, the Company sold $130 million and $101 million, respectively, of financing receivables; cash was generally collected in full at the time of sale. The gains recognized on the sales of financing receivables were not material for the periods presented.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The credit risk profile of gross financing receivables, based upon internal risk ratings, was as follows:

	As of
	July 31, 2017	October 31, 2016
	In millions
Risk Rating:
Low	$4,031	$4,027
Moderate	3,355	3,909
High	122	97
Total	$7,508	$8,033
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
The allowance for doubtful accounts for financing receivables as of July 31, 2017 and October 31, 2016 and the respective changes during the nine and twelve months then ended were as follows:

	As of
	July 31, 2017	October 31, 2016
	In millions
Balance at beginning of period	$89	$95
Provision for doubtful accounts	17	11
Write-offs	(16)	(17)
Balance at end of period	$90	$89
The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	July 31, 2017	October 31, 2016
	In millions
Gross financing receivables collectively evaluated for loss	$7,206	$7,750
Gross financing receivables individually evaluated for loss	302	283
Total	$7,508	$8,033
Allowance for financing receivables collectively evaluated for loss	$71	$73
Allowance for financing receivables individually evaluated for loss	19	16
Total	$90	$89

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
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	July 31, 2017	October 31, 2016
	In millions
Billed:(1)
Current 1-30 days	$325	$389
Past due 31-60 days	64	54
Past due 61-90 days	13	14
Past due > 90 days	69	68
Unbilled sales-type and direct-financing lease receivables	7,037	7,508
Total gross financing receivables	$7,508	$8,033
Gross financing receivables on non-accrual status(2)	$187	$163
Gross financing receivables 90 days past due and still accruing interest(2)	$115	$120

(1)	Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in machinery and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2017	October 31, 2016
	In millions
Equipment leased to customers	$7,745	$5,467
Accumulated depreciation	(3,058)	(2,134)
Total	$4,687	$3,333
The increase in operating lease assets during the nine months ended July 31, 2017 is primarily a result of the Everett Transaction, as operating leases held with the former ES segment were treated as intercompany leases until the close of the transaction. As of April 1, 2017, these leases became third party leases held with DXC.
Note 10: Acquisitions
Acquisitions
During the first nine months of fiscal 2017, the Company completed five acquisitions. The purchase price allocation for these acquisitions as set forth in the table below reflects various preliminary fair value estimates and analysis, including

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

preliminary work performed by third-party valuation specialists, certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and income based taxes, and residual goodwill, which are subject to change within the measurement period as valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company's consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.
The following table presents the aggregate purchase price allocation, including those items that are still preliminary allocations, for the Company's acquisitions for the nine months ended July 31, 2017:

In millions

Goodwill	$1,313
Amortizable intangible assets	582
In-process research and development	85
Net assets assumed	322
Total fair value consideration	$2,302
On April 17, 2017, the Company completed the acquisition of Nimble Storage, a provider of predictive all-flash and hybrid-flash storage solutions. Nimble Storage's results of operations are included within the Enterprise Group segment. The acquisition date fair value consideration of $1.2 billion primarily consisted of cash paid for outstanding common stock, vested in-the-money stock awards, and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $761 million of goodwill, $289 million of intangible assets, and $31 million of in-process research and development. The Company will amortize the intangible assets on a straight-line basis over the estimated useful life of five years.
On February 17, 2017, the Company completed the acquisition of SimpliVity, a provider of software-defined, hyperconverged infrastructure. SimpliVity's results of operations are included within the Enterprise Group segment. The acquisition date fair value consideration of $651 million primarily consisted of cash paid for outstanding common stock, debt, and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $445 million of goodwill, $118 million of intangible assets, and $24 million of in-process research and development. The Company will amortize the intangible assets on a straight-line basis over the estimated useful life of five years.
On November 1, 2016, the Company completed the acquisition of SGI, a provider of high-performance solutions for computer data analytics and data management. SGI's results of operations are included within the Enterprise Group segment. The acquisition date fair value consideration of $349 million consisted of cash paid for outstanding common stock, debt, and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $74 million of goodwill, $150 million of intangible assets, and $30 million of in-process research and development. The Company will amortize the intangible assets on a straight-line basis over the estimated useful life of five years.
In August 2017, the Company entered into a definitive agreement to acquire Cloud Technology Partners ("CTP"), a cloud consulting, design and advisory services company. The transaction is expected to close in the fourth quarter of fiscal 2017. CTP’s results of operations will be included within the EG segment.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11: Goodwill and Intangible Assets
Goodwill
Goodwill allocated to the Company's reportable segments as of July 31, 2017 and changes in the respective carrying amounts during the nine months then ended were as follows:

	Enterprise Group	Software	Financial Services	Total
	In millions
Balance at October 31, 2016	$15,945	$8,089	$144	$24,178
Goodwill acquired during the period	1,313	—	—	1,313
Changes due to foreign currency	1	—	—	1
Goodwill adjustments	(1)	—	—	(1)
Balance at July 31, 2017	$17,258	$8,089	$144	$25,491

Goodwill is tested for impairment at the reporting unit level. As of July 31, 2017, the Company's reporting units are consistent with the reportable segments identified in Note 3, "Segment Information". The Company will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.
Intangible Assets
The Company's intangible assets are composed of:

	As of July 31, 2017				As of October 31, 2016
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$1,487	$(334)	$(856)	$297	$1,394	$(322)	$(856)	$216
Developed and core technology and patents	4,555	(1,460)	(2,138)	957	4,190	(1,232)	(2,138)	820
Trade name and trademarks	214	(32)	(109)	73	178	(21)	(109)	48
In-process research and development	84	—	—	84	—	—	—	—
Total intangible assets	$6,340	$(1,826)	$(3,103)	$1,411	$5,762	$(1,575)	$(3,103)	$1,084
The increase in gross intangible assets during the first nine months of fiscal 2017 was due to the addition of $582 million of intangible assets and $85 million of in-process research and development in connection with acquisitions completed during the period. This increase was partially offset by $89 million of intangible assets which became fully amortized during the period and have been eliminated from gross intangible assets and accumulated amortization. Intangible asset amortization expense for the three months ended July 31, 2017 and 2016 was $132 million and $111 million, respectively, and for the nine months ended July 31, 2017 and 2016 was $340 million and $331 million, respectively.
In-process research and development consists of efforts that are in process on the date the Company acquires a business. In-process research and development acquired in a business combination is considered an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process research and development intangible assets upon completion of the projects. If an in-process research and development project is abandoned, the Company records an expense for the value of the related intangible asset to its Condensed Consolidated Statement of Earnings in the period of abandonment. During the nine months ended July 31, 2017, $1 million of in-process

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

research and development projects were completed and transferred to developed and core technology and patents, and none were abandoned.
As of July 31, 2017, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year:	In millions
2017 (remaining 3 months)	$113
2018	383
2019	306
2020	248
2021	107
2022	78
Thereafter	92
Total	$1,327
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2017				As of October 31, 2016
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$1,433	$—	$1,433	$—	$4,035	$—	$4,035
Money market funds	3,357	—	—	3,357	6,495	—	—	6,495
Equity securities in public companies	14	—	—	14	16	—	—	16
Foreign bonds	9	232	—	241	—	180	—	180
Other debt securities	—	—	26	26	—	—	28	28
Derivative Instruments:
Interest rate contracts	—	—	—	—	—	109	—	109
Foreign exchange contracts	—	235	—	235	—	611	—	611
Other derivatives	—	3	—	3	—	—	—	—
Total assets	$3,380	$1,903	$26	$5,309	$6,511	$4,935	$28	$11,474
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$99	$—	$99	$—	$6	$—	$6
Foreign exchange contracts	—	610	—	610	—	211	—	211
Other derivatives	—	—	—	—	—	2	—	2
Total liabilities	$—	$709	$—	$709	$—	$219	$—	$219
During the nine months ended July 31, 2017, there were no transfers between levels within the fair value hierarchy.
Valuation Techniques
Cash Equivalents and Investments: The Company holds time deposits, money market funds, debt securities primarily consisting of corporate and foreign government notes and bonds, and equity securities. The Company values cash equivalents and equity investments using quoted market prices, alternative pricing sources, including net asset value, or models utilizing market observable inputs. The fair value of debt investments was based on quoted market prices or model-driven valuations using inputs primarily derived from or corroborated by observable market data, and, in certain instances, valuation models that utilize assumptions which cannot be corroborated with observable market data.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Fair Value Disclosures
Short- and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Condensed Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. At July 31, 2017, the estimated fair value of the Company's short-term and long-term debt was $16.8 billion and the carrying value was $16.6 billion. At October 31, 2016, the estimated fair value of the Company's short-term and long-term debt was $15.8 billion and the carrying value was $15.7 billion. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified as Level 2 in the fair value hierarchy.
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
Note 13: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of July 31, 2017				As of October 31, 2016
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,422	$—	$—	$1,422	$4,024	$—	$—	$4,024
Money market funds	3,357	—	—	3,357	6,495	—	—	6,495
Total cash equivalents	4,779	—	—	4,779	10,519	—	—	10,519
Available-for-Sale Investments:
Debt securities:
Time deposits	11	—	—	11	11	—	—	11
Foreign bonds	199	42	—	241	131	49	—	180
Other debt securities	38	—	(12)	26	40	—	(12)	28
Total debt securities	248	42	(12)	278	182	49	(12)	219
Equity securities:
Equity securities in public companies	10	4	—	14	20	—	(4)	16
Total equity securities	10	4	—	14	20	—	(4)	16
Total available-for-sale investments	258	46	(12)	292	202	49	(16)	235
Total cash equivalents and available-for-sale investments	$5,037	$46	$(12)	$5,071	$10,721	$49	$(16)	$10,754

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of July 31, 2017 and October 31, 2016, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of July 31, 2017 and October 31, 2016. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
The gross unrealized loss as of both July 31, 2017 and October 31, 2016 was due primarily to a decline in the fair value of a debt security of $12 million, which has been in a continuous loss position for more than twelve months. The Company does not intend to sell this debt security, and it is not likely that the Company will be required to sell this debt security prior to the recovery of the amortized cost.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	July 31, 2017
	Amortized Cost	Fair Value
	In millions
Due in more than five years	$248	$278
Equity securities in privately held companies that are accounted for as cost basis investments are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These investments amounted to $145 million and $128 million at July 31, 2017 and October 31, 2016, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. These investments amounted to $2.6 billion at both July 31, 2017 and October 31, 2016. For further details, see Note 20, "Equity Method Investments".
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
To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allow the Company to hold collateral from, or require the Company to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

generally posted within two business days. The fair value of the Company's derivatives, with credit contingent features, in a net liability position was $509 million and $9 million at July 31, 2017 and October 31, 2016, respectively, all of which were fully collateralized within two business days.
Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of July 31, 2017 and October 31, 2016.
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

	As of July 31, 2017					As of October 31, 2016
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$9,500	$—	$—	$—	$99	$9,500	$—	$109	$—	$6
Cash flow hedges:
Foreign currency contracts	7,464	80	45	236	112	6,450	247	172	31	15
Net investment hedges:
Foreign currency contracts	1,989	18	9	75	52	1,891	53	28	23	28
Total derivatives designated as hedging instruments	18,953	98	54	311	263	17,841	300	309	54	49
Derivatives not designated as hedging instruments
Foreign currency contracts	8,978	81	2	119	16	16,496	100	11	103	11
Other derivatives	102	3	—	—	—	135	—	—	2	—
Total derivatives not designated as hedging instruments	9,080	84	2	119	16	16,631	100	11	105	11
Total derivatives	$28,033	$182	$56	$430	$279	$34,472	$400	$320	$159	$60
Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of July 31, 2017 and October 31, 2016, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of July 31, 2017
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$238	$—	$238	$196	$50	(1)	$(8)
Derivative liabilities	$709	$—	$709	$196	$374	(2)	$139

	As of October 31, 2016
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$720	$—	$720	$207	$465	(1)	$48
Derivative liabilities	$219	$—	$219	$207	$10	(3)	$2

(1)
Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

(2)
Represents the collateral posted by the Company in cash as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. Of the $374 million of cash collateral posted, $335 million was in cash and, $39 million was through re-use of counterparty collateral.

(3)
Represents the collateral posted by the Company through re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the nine months ended July 31, 2017 and 2016 were as follows:

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2017	Nine months ended July 31, 2017	Hedged Item	Location	Three months ended July 31, 2017	Nine months ended July 31, 2017
		In millions				In millions
Interest rate contracts	Interest and other, net	$23	$(202)	Fixed-rate debt	Interest and other, net	$(23)	$202

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2016	Nine months ended July 31, 2016	Hedged Item	Location	Three months ended July 31, 2016	Nine months ended July 31, 2016
		In millions				In millions
Interest rate contracts	Interest and other, net	$127	$294	Fixed-rate debt	Interest and other, net	$(127)	$(294)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2017 were as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2017	Nine months ended July 31, 2017	Location	Three months ended July 31, 2017	Nine months ended July 31, 2017
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(161)	$(162)	Net revenue	$(45)	$13
Foreign currency contracts	—	(1)	Cost of products	—	—
Foreign currency contracts	—	1	Other operating expenses	1	1
Foreign currency contracts	28	170	Interest and other, net	29	178
Subtotal	(133)	8	Net earnings (loss) from continuing operations	(15)	192
Foreign currency contracts	—	(1)	Net loss from discontinued operations	—	39
Total cash flow hedges	$(133)	$7	Total	$(15)	$231
Net investment hedges:
Foreign currency contracts	$(97)	$(107)	Interest and other, net	$—	$—
Subtotal	(97)	(107)	Net earnings (loss) from continuing operations	—	—
Foreign currency contracts	—	—	Net loss from discontinued operations	—	—
Total	$(97)	$(107)	Total	$—	$—
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2016 was as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2016	Nine months ended July 31, 2016	Location	Three months ended July 31, 2016	Nine months ended July 31, 2016
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$50	$(103)	Net revenue	$(52)	$(24)
Foreign currency contracts	(2)	—	Other operating expenses	—	—
Foreign currency contracts	58	177	Interest and other, net	62	187
Subtotal	106	74	Net earnings (loss) from continuing operations	10	163
Foreign currency contracts	66	34	Net loss from discontinued operations	9	47
Total cash flow hedges	$172	$108	Total	$19	$210
Net investment hedges:
Foreign currency contracts	$12	$(68)	Interest and other, net	$—	$—
Subtotal	12	(68)	Net earnings (loss) from continuing operations	—	—
Foreign currency contracts	—	—	Net loss from discontinued operations	—	—
Total	$12	$(68)	Total	$—	$—

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of July 31, 2017 and 2016, no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow, and net investment hedges was not material for the nine months ended July 31, 2017 and 2016.
As of July 31, 2017, the Company expects to reclassify an estimated net Accumulated other comprehensive loss of approximately $118 million, net of taxes, to earnings in the next twelve months, along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
The pre-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Earnings for the three and nine months ended July 31, 2017 and 2016 was as follows:

	Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended July 31, 2017	Nine months ended July 31, 2017
		In millions
Foreign currency contracts	Interest and other, net	$(279)	$(525)
Other derivatives	Interest and other, net	—	4
Total		$(279)	$(521)

	Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended July 31, 2016	Nine months ended July 31, 2016
		In millions
Foreign currency contracts	Interest and other, net	$(85)	$(409)
Other derivatives	Interest and other, net	2	2
Total		$(83)	$(407)

Note 14: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of
	July 31, 2017		October 31, 2016
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt	$1,221	2.6%	$2,772	1.7%
FS Commercial paper	375	—%	326	0.1%
Notes payable to banks, lines of credit and other(1)	473	2.3%	429	2.0%
Total notes payable and short-term borrowings	$2,069		$3,527

(1)
Notes payable to banks, lines of credit and other includes $418 million and $381 million at July 31, 2017 and October 31, 2016, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Long-Term Debt

	As of
	July 31, 2017	October 31, 2016
	In millions
Hewlett Packard Enterprise Senior Notes(1)
$2,250 issued at discount to par at a price of 99.944% in October 2015 at 2.45%, due October 5, 2017, interest payable semi-annually on April 5 and October 5 of each year	$750	$2,249
$2,650 issued at discount to par at a price of 99.872% in October 2015 at 2.85%, due October 5, 2018, interest payable semi-annually on April 5 and October 5 of each year	2,648	2,648
$3,000 issued at discount to par at a price of 99.972% in October 2015 at 3.6%, due October 15, 2020, interest payable semi-annually on April 15 and October 15 of each year	2,999	2,999
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 15, 2022, interest payable semi-annually on April 15 and October 15 of each year	1,348	1,348
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,494	2,494
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	750
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
$350 issued at par in October 2015 at three-month USD LIBOR plus 1.74%, due October 5, 2017, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	350	350
$250 issued at par in October 2015 at three-month USD LIBOR plus 1.93%, due October 5, 2018, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	250	250
Seattle SpinCo Inc. Term Loan
$2,600 issued at discount to par at a price of 99.750% in June 2017 at three-month LIBOR plus 2.75%, due June 21, 2024, interest payable quarterly	2,594	—
Other, including capital lease obligations, at 0.00%-6.05%, due in calendar years 2017-2021(2)	213	300
Fair value adjustment related to hedged debt	(99)	103
Unamortized debt issuance costs(3)	(48)	(50)
Less: current portion	(1,221)	(2,772)
Total long-term debt	$14,527	$12,168

(1)	The Company may redeem some or all of the fixed-rate Hewlett Packard Enterprise Senior Notes at any time in accordance with the terms thereof.

(2)
Other, including capital lease obligations includes $147 million and $181 million as of July 31, 2017 and October 31, 2016, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

(3)
In April 2015, the FASB issued ASU 2015-03, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability rather than an asset that is amortized. During the first quarter of fiscal 2017, the Company adopted the standard retrospectively for the prior period presented.

As disclosed in Note 13, "Financial Instruments", the Company uses interest rate swaps to mitigate the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. As of July 31, 2017, the Company had entered into interest rate swaps to reduce the exposure of $9.5 billion of aggregate principal amount of fixed rate senior notes to changes in fair value resulting from changes in interest rates by achieving LIBOR-based floating interest expense. Interest rates on long-term debt in the table above have not been adjusted to reflect the impact of any interest rate swaps.
Interest expense on borrowings recognized in the Condensed Consolidated Statements of Earnings was as follows:

		Three months ended July 31,		Nine months ended April 30,
Expense	Location	2017	2016	2017	2016
		In millions
Financing interest	Financing interest	$66	$64	$197	$183
Interest expense	Interest and other, net	98	73	267	225
Total interest expense		$164	$137	$464	$408

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Available Borrowing Resources
The Company had the following resources available to obtain short- or long-term additional liquidity if needed:

As of July 31, 2017
In millions
Commercial paper programs	$4,125
Uncommitted lines of credit	$1,814
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
Seattle Financing
In connection with the Seattle Transaction, during the third quarter of fiscal 2017, Seattle entered into a term loan facility in the principal amount of $2.6 billion. The proceeds from the term loan were held in escrow and earned interest until just prior to the September 1, 2017 spin-off of Seattle when the cash was released to Seattle and used to fund a $2.5 billion dividend payment to HPE. While in escrow, the cash was presented as restricted cash within Other current assets in the Condensed Consolidated Balance Sheet. The obligation under this borrowing arrangement was retained by Seattle.

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
Transactions with DXC
Prior to April 1, 2017, the Company's operations were organized into five segments for financial reporting purposes, which included the Enterprise Services segment, and therefore, transactions with the segment were considered related party transactions. On April 1, 2017, HPE completed the Everett Transaction. At the time of the merger, Everett changed its name to DXC. As a result, transactions with DXC are no longer considered related party transactions. For further information, see Note 2, “Discontinued Operations”.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 16: Stockholders' Equity
Change in HPE's Stockholders' equity
The following table presents changes in Total stockholders' equity for the nine months ended July 31, 2017.

	In millions
Balance as of October 31, 2016		$31,518
Everett Transaction(1)		(1,218)
Net loss(2)	(182)
Other comprehensive income, net of taxes	660
Comprehensive income	478	478
Repurchase of common stock		(1,965)
Cash dividends declared		(429)
Stock-based compensation expense(3)		506
Other(4)		160
Balance as of July 31, 2017		$29,050

(1)	Includes retained earnings of $3.8 billion and non-controlling interest of $30 million, reduced by accumulated other comprehensive loss of $2.6 billion.

(2)	Includes net loss of $180 million and net loss attributable to non-controlling interests of $2 million.

(3)
Includes unallocated stock-based compensation expense of $316 million, stock-based compensation expense included in Net loss from discontinued operations of $100 million, stock-based compensation expense included in Separation costs of $40 million, stock-based compensation expense related to workforce reductions included in Restructuring charges of $29 million, and stock-based compensation expense related to the acquisitions of SGI and Nimble Storage recorded within Acquisition and other related charges of $21 million.

(4)
Other primarily includes shares acquired through business acquisitions, shares issued through the employee stock purchase program, exercise of options, and shares canceled, net of related tax benefits.

Taxes related to Other Comprehensive Income (Loss)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
	In millions
Taxes on change in net unrealized gains (losses) on available-for-sale securities:
Tax provision on net unrealized gains (losses) arising during the period	$(1)	$—	$(2)	$(1)
Tax benefit on losses reclassified into earnings	—	—	—	(2)
	(1)	—	(2)	(3)
Taxes on change in net unrealized (losses) gains on cash flow hedges:
Tax benefit (provision) on net unrealized (losses) gains arising during the period	47	(23)	20	8
Tax (benefit) provision on net losses (gains) reclassified into earnings	(10)	(6)	35	19
	37	(29)	55	27
Taxes on change in unrealized components of defined benefit plans:
Tax (provision) benefit on gains (losses) arising during the period	(13)	2	(38)	2
Tax benefit on amortization of actuarial loss and prior service benefit	(4)	(5)	(15)	(15)
Tax provision on curtailments, settlements and other	(41)	(7)	(55)	(19)
	(58)	(10)	(108)	(32)
Tax (provision) benefit on change in cumulative translation adjustment	(4)	(7)	(3)	15
Tax (provision) benefit on other comprehensive income	$(26)	$(46)	$(58)	$7
Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
	In millions
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	$6	$7	$(12)	$10
(Gains) losses reclassified into earnings	—	(1)	—	1
	6	6	(12)	11
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized (losses) gains arising during the period	(86)	149	27	116
Net losses (gains) reclassified into earnings(1)	5	(25)	(196)	(191)
	(81)	124	(169)	(75)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	197	(11)	662	(12)
Amortization of actuarial loss and prior service benefit(2)	52	67	215	199
Curtailments, settlements and other	(35)	(6)	(46)	(35)
	214	50	831	152
Change in cumulative translation adjustment	45	(190)	10	(250)
Other comprehensive income (loss), net of taxes	$184	$(10)	$660	$(162)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(1)	For more details on the reclassification of pre-tax net losses (gains) on cash flow hedges into the Condensed Consolidated Statements of Earnings, see Note 13, "Financial Instruments".

(2)	These components are included in the computation of net pension and post-retirement benefit cost in Note 5, "Retirement and Post-Retirement Benefit Plans."
The components of Accumulated other comprehensive loss, net of taxes as of July 31, 2017, and changes during the nine months ended July 31, 2017 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$54	$35	$(5,642)	$(1,046)	$(6,599)
Transfer related to the Everett Transaction	(9)	—	1,820	768	2,579
Other comprehensive (loss) income before reclassifications	(12)	27	662	10	687
Reclassifications of (gains) losses into earnings	—	(196)	169	—	(27)
Balance at end of period	$33	$(134)	$(2,991)	$(268)	$(3,360)
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
For the nine months ended July 31, 2017, the Company retired a total of 94 million shares under its share repurchase programs through open market repurchases, which were recorded as a $1.9 billion reduction to stockholders' equity. Additionally, for the nine months ended July 31, 2017, the Company had unsettled open market repurchases of 1.6 million shares, which were recorded as a $29 million reduction to stockholders' equity. As of July 31, 2017, the Company had a remaining authorization of $1.4 billion for future share repurchases.
Note 17: Net Earnings (Loss) Per Share
The Company calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of restricted stock awards, stock options, and performance-based awards.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
	In millions, except per share amounts
Numerator:
Earnings from continuing operations	$248	$2,457	$16	$3,141
Loss from discontinued operations	(83)	(185)	(196)	(282)
Net earnings (loss)	$165	$2,272	$(180)	$2,859
Denominator:
Weighted-average shares used to compute basic net EPS	1,641	1,681	1,656	1,722
Dilutive effect of employee stock plans	26	34	27	26
Weighted-average shares used to compute diluted net EPS	1,667	1,715	1,683	1,748
Basic net earnings (loss) per share:
Continuing operations	$0.15	$1.46	$0.01	$1.82
Discontinued operations	(0.05)	(0.11)	(0.12)	(0.16)
Basic net earnings (loss) per share	$0.10	$1.35	$(0.11)	$1.66
Diluted net earnings (loss) per share:
Continuing operations	$0.15	$1.43	$0.01	$1.80
Discontinued operations(1)	(0.05)	(0.11)	(0.12)	(0.16)
Diluted net earnings (loss) per share	$0.10	$1.32	$(0.11)	$1.64
Anti-dilutive weighted-average stock awards(2)	16	25	8	44

(1)
U.S. GAAP requires the denominator used in the diluted EPS calculation for discontinued operations to be the same as that of continuing operations, regardless of net earnings (loss) from continuing operations.

(2)
The Company excludes shares potentially issuable under employee stock plans that could dilute basic EPS in the future from the calculation of diluted net earnings (loss) per share, as their effect, if included, would have been anti-dilutive for the periods presented.

Note 18: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreements between Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") and Hewlett Packard Enterprise and DXC (formerly known as "Everett SpinCo, Inc."), and Hewlett Packard Enterprise and Seattle SpinCo, Inc., the parties to each agreement agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreements included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreements also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. (in the case of the separation of Hewlett Packard Enterprise from HP Inc.) or of Hewlett Packard Enterprise (in the case of the separation of Everett SpinCo, Inc. and Seattle SpinCo, Inc. from Hewlett Packard Enterprise), in each case arising prior to the applicable separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against the Company. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of July 31,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2017, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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

Wall v. Hewlett Packard Enterprise Company and HP Inc. This certified California class action and Private Attorney General Act action was filed against Hewlett-Packard Company on January 17, 2012 and the fifth amended (and operative) complaint was filed against HP Inc. and Hewlett Packard Enterprise on June 28, 2016. The complaint alleges that the defendants paid earned incentive compensation late and failed to timely pay final wages in violation of the California Labor Code. On August 9, 2016, the court ordered the class certified without prejudice to a future motion to amend or modify the class certification order or to decertify. Trial is set to begin on January 22, 2018.

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
General Cross-indemnification
In connection with the Separation, the Company entered into a Separation and Distribution Agreement with HP Inc. effective November 1, 2015 where the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the Separation. As a result, as of July 31, 2017 and October 31, 2016, the Company has recorded both a receivable from HP Inc. of

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

$54 million and $56 million, respectively, and a payable to HP Inc. of $42 million and $41 million, respectively, related to litigation matters and other contingencies.
In connection with the Everett Transaction, the Company entered into a Separation and Distribution Agreement with DXC effective April 1, 2017 where DXC agreed to indemnify HPE, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to DXC as part of the Everett Transaction. HPE similarly agreed to indemnify DXC, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Everett Transaction. As a result, as of July 31, 2017, the Company has recorded both a receivable from DXC of $128 million and a payable to DXC of $19 million related to litigation matters and other contingencies.
In connection with the Seattle Transaction, the Company entered into a Separation and Distribution Agreement with Micro Focus effective September 1, 2017 where Micro Focus agreed to indemnify HPE, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Micro Focus as part of the Seattle Transaction. HPE similarly agreed to indemnify Micro Focus, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Seattle Transaction.
Shared Litigation with HP Inc., DXC and Seattle SpinCo
As part of the Separation and Distribution Agreements between Hewlett Packard Enterprise and HP Inc., and Hewlett Packard Enterprise and DXC, and Hewlett Packard Enterprise and Seattle SpinCo, the parties to each agreement agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreements also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. (in the case of the separation of Hewlett Packard Enterprise from HP Inc.) or of Hewlett Packard Enterprise (in the case of the separation of DXC from Hewlett Packard Enterprise and the separation of Seattle SpinCo from Hewlett Packard Enterprise), in each case arising prior to the applicable separation.
Tax Matters Agreement with HPI and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc. effective November 1, 2015 that governs the rights and obligations of the Company and HP Inc. for certain pre-Separation tax liabilities. The Tax Matters Agreement provides that the Company and HP Inc. will share certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HP Inc.'s U.S. and certain non-U.S. income tax returns. In certain jurisdictions, the Company and HP Inc. have joint and several liability for past income tax liabilities and accordingly, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. In these cases, the Company records the entire liability, which is partially offset by the indemnification receivable from HP Inc., thereby reflecting the Company's net exposure in its Condensed Consolidated Balance Sheets.
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
As of July 31, 2017, the Company recorded a net long-term receivable of $1.3 billion from HP Inc. for certain tax liabilities that the Company is joint and severally liable for, but for which it is indemnified by HP Inc. under the Tax Matters Agreement. The actual amount that the Company may receive could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.

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
Upon completion of the Everett Transaction on April 1, 2017, the Company recorded a net income tax indemnification receivable from DXC for certain income tax liabilities. The actual amount that DXC may be obligated to pay the Company could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of July 31, 2017 was $130 million.
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
The Company's aggregate product warranty liabilities as of July 31, 2017, and changes during the nine months ended July 31, 2017 were as follows:

Nine Months Ended July 31, 2017
In millions
Balance at beginning of period	$497
Accruals for warranties issued	264
Adjustments related to pre-existing warranties (including changes in estimates)	(13)
Settlements made (in cash or in kind)	(267)
Balance at end of period	$481

Note 20: Equity Method Investments
The Company includes investments which are accounted for using the equity method, under Investments in equity interests on the Company's Condensed Consolidated Balance Sheets. As of July 31, 2017 and October 31, 2016, the Company's Investments in equity interests primarily included $2.6 billion related to a 49% interest in H3C.
Investment in H3C
In May 2016, Tsinghua Holdings’ subsidiary, Unisplendour Corporation, purchased 51% of the new business named H3C, comprising Hewlett Packard Enterprise’s former H3C Technologies and China-based servers, storage and technology services businesses which were previously reported within the Enterprise Group segment. The Company retained a 49% interest in the new company, which it records as an equity method investment.
For the three and nine months ended July 31, 2017, the Company recorded Earnings in equity interests of $1 million and a Loss in equity interests of $24 million, respectively, in the Condensed Consolidated Statements of Earnings. For the three months ended July 31, 2017, the earnings from equity interests consisted of the Company's $40 million share of H3C's net income, partially offset by the amortization of the Company's interest in a basis difference of $39 million. For the nine months ended July 31, 2017, the loss from equity interests consisted of the amortization of the Company's interest in a basis difference of $112 million, partially offset by the Company's $88 million share of H3C's net income. The loss from equity interests for the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

nine months ended July 31, 2017, was reflected as a reduction in the carrying amount of Investments in equity interests in the Condensed Consolidated Balance Sheet as of July 31, 2017.
The Company also has commercial arrangements with H3C to buy and sell HPE branded servers, storage, networking and technology services. During the three and nine months ended July 31, 2017, HPE recorded approximately $289 million and $802 million in sales to H3C and $68 million and $225 million in purchases from H3C. Net payables due to H3C as of July 31, 2017 and October 31, 2016 were approximately $60 million and $71 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•
Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares the three and nine months ended July 31, 2017 to the prior-year periods.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations.  An analysis of our financial results comparing the three and nine months ended July 31, 2017 to the prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.

•
Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions, settlements with taxing authorities, cross-indemnifications with HP Inc. (formerly known as "Hewlett-Packard Company" and also referred to in this Quarterly Report as "former Parent"), cross-indemnifications with DXC Technology Company ("DXC"), and off-balance sheet arrangements.

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
Enterprise Services Business Separation Transaction
On April 1, 2017, we completed the separation and merger of our Enterprise Services business with Computer Sciences Corporation ("CSC") (collectively, the "Everett Transaction"). The Everett Transaction was accomplished by a series of transactions among CSC, HPE, Everett SpinCo, Inc. (a wholly-owned subsidiary of HPE) ("Everett"), and New Everett Merger Sub Inc., a wholly-owned subsidiary of Everett ("Merger Sub"). We transferred the Enterprise Services business to Everett and distributed all of the shares of Everett to HPE stockholders. HPE stockholders received 0.085904 shares of common stock in the new company for every one share of HPE common stock held at the close of business on the record date. Following the distribution, the Merger Sub merged with and into CSC, which will continue as a wholly-owned subsidiary of Everett. At the time of the merger, Everett changed its name to DXC.
Software Segment Separation Transaction
On September 1, 2017, we completed the separation and merger of our Software business segment with Micro Focus International plc (“Micro Focus”) (collectively, the “Seattle Transaction”). The Seattle Transaction was accomplished by a series of transactions among Micro Focus, HPE, Seattle SpinCo, Inc. (a wholly-owned subsidiary of HPE) ("Seattle"), and Seattle Merger Sub, Inc., an indirect wholly-owned subsidiary of Micro Focus ("Merger Sub"). We transferred our Software business segment to Seattle and distributed all of the shares of Seattle to HPE stockholders. HPE stockholders received 0.13732611 American Depository Shares ("Micro Focus ADSs") in the new company, each of which represents one ordinary

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

share of Micro Focus, for every one share of HPE common stock held at the close of business on the record date. Following the share distribution, the Merger Sub merged with and into Seattle, which will continue as an indirect wholly-owned subsidiary of Micro Focus. Just prior to the close of the transaction on September 1, 2017, Seattle paid HPE a cash dividend of $2.5 billion.
We recorded deferred tax assets on the Seattle Transaction costs and expenses as they were incurred through fiscal 2017. We expect that a portion of these deferred tax assets associated with the Seattle Transaction costs and expenses will be eliminated, as non-deductible expenses, as a result of the execution of the Seattle Transaction.
The following Overview, Results of Operations and Liquidity discussions and analysis compare the three and nine months ended July 31, 2017 to the prior-year periods, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of July 31, 2017, unless otherwise noted.
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
We organize our business into four segments for financial reporting purposes: the Enterprise Group ("EG"), Software, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for the three months ended July 31, 2017, as compared to the prior-year period:

	HPE Consolidated	Enterprise Group		Software	Financial Services	Corporate Investments(3)
	Dollars in millions, except for per share amounts
Net revenue(1)	$8,209	$6,791		$718	$897	$—
Year-over-year change %	2.5	2.7%		(2.7)%	10.5	NM
Earnings (loss) from operations(2)	$147	$634		$179	$70	$(34)
Earnings (loss) from operations as a % of net revenue	1.8	9.3%		24.9%	7.8	NM
Year-over-year change percentage points	(31.2)pts	(3.5	)pts	7.1pts	(2.1)pts	NM
Net earnings from continuing operations	$248
Net earnings per share
Basic EPS from continuing operations	$0.15
Diluted EPS from continuing operations	$0.15

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs and eliminations, stock-based compensation expense, separation costs, restructuring charges, transformation costs, acquisition and other related charges, amortization of intangible assets, defined benefit plan settlement charges and remeasurement (benefit), and a gain from the divestiture of our controlling interest in the H3C Technologies and China-based Server, Storage and Technology Services businesses ("H3C divestiture") in May 2016.

(3)	"NM" represents not meaningful.
Net revenue increased by $0.2 billion, or 2.5% (increased 3.2% on a constant currency basis), in the three months ended July 31, 2017, as compared to the prior-year period. The leading contributor to the net revenue increase was higher EG revenue of $0.2 billion due primarily to revenue growth in Networking from Aruba wireless local area network products and campus switching products and growth in Storage from incremental revenue from the recently acquired Nimble Storage, Inc. ("Nimble Storage") business. The net revenue increase was also due to higher FS revenue due primarily to higher rental revenue. These

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

increases to revenue were partially offset by lower Corporate Investments revenue due primarily to the divestiture in the fourth quarter of fiscal 2016 of the MphasiS product group ("MphasiS divestiture"). Gross margin was 33.0% ($2.7 billion) and 36.4% ($2.9 billion) for the three months ended July 31, 2017 and 2016, respectively. The 3.4 percentage point decrease in gross margin was due primarily to lower EG gross margins as a result of higher commodity costs and competitive pricing pressures, primarily in Servers, and unfavorable currency fluctuations. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. Operating margin decreased 31.2 percentage points in the three months ended July 31, 2017, as compared to the prior-year period, due primarily to a gain from the H3C divestiture recorded in the prior-year period.
The following provides an overview of our key financial metrics by segment for the nine months ended July 31, 2017 as compared to the prior-year period:

	HPE Consolidated	Enterprise Group		Software	Financial Services	Corporate Investments(3)
	Dollars in millions, except for per share amounts
Net revenue(1)	$23,210	$19,359		$2,124	$2,592	$—
Year-over-year change %	(7.3)%	(7.6)%		(7.3)%	9.1	NM
Earnings (loss) from operations(2)	$785	$1,984		$514	$226	$(115)
Earnings (loss) from operations as a % of net revenue	3.4%	10.2%		24.2%	8.7	NM
Year-over-year change percentage points	(10.8)pts	(2.5	)pts	4.2pts	(1.9)pts	NM
Net earnings from continuing operations	$16
Net earnings per share
Basic EPS from continuing operations	$0.01
Diluted EPS from continuing operations	$0.01

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs and eliminations, stock-based compensation expense, separation costs, restructuring charges, transformation costs, acquisition and other related charges, amortization of intangible assets, defined benefit plan settlement charges and remeasurement (benefit), and a gain on the H3C divestiture.

(3)	"NM" represents not meaningful.
Net revenue decreased $1.8 billion, or 7.3% (decreased 6.5% on a constant currency basis), in the nine months ended July 31, 2017, as compared to the prior-year period. The leading contributor to the net revenue decrease was lower EG revenue of $1.6 billion due primarily to lower revenue in Servers from our Tier 1 service provider customers, and lower revenue in Networking as a result of the H3C divestiture in the prior-year period. Gross margin was 34.3% ($8.0 billion) and 36.3% ($9.1 billion) for the nine months ended July 31, 2017 and 2016, respectively. The 2.0 percentage point decrease in gross margin was due primarily to lower EG gross margins from higher commodity costs and competitive pricing pressures, particularly in Servers and Storage, the impact of the H3C divestiture in Networking, and unfavorable currency fluctuations. Operating margin decreased 10.8 percentage points in the nine months ended July 31, 2017, as compared to the prior-year period, due primarily to a gain from the H3C divestiture recorded in the prior-year period.
As of July 31, 2017, cash and cash equivalents and short-term and long-term cash investments were $7.8 billion, representing a decrease of approximately $5.2 billion from the October 31, 2016 balance of $13.0 billion. The cash and cash equivalents and short-term and long-term investments balance at July 31, 2017 excludes $2.6 billion of restricted cash from the Seattle Transaction, which was held in escrow at that date and is reported within Other Current Assets in the Condensed Consolidated Balance Sheet. The decrease in cash and cash equivalents and short-term and long-term cash investments during the nine months ended July 31, 2017 was due primarily to the following: debt payments of $2.3 billion, share repurchases and cash dividend payments of $2.3 billion, payments made in connection with business acquisitions of $2.1 billion, and investments in property, plant and equipment, net of sales proceeds, of $2.0 billion, partially offset by a cash dividend from DXC of $3.0 billion and proceeds from debt related to notes payable and short-term borrowings of $0.7 billion.

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

•
In EG, we are experiencing challenges due to multiple market trends, including the shift of workloads to cloud deployment models, emergence of software-defined architectures and converged infrastructure functionality, growth in IT consumption models and a highly competitive pricing environment. In addition, demand for core server products and traditional storage has weakened and lower traditional compute and storage unit volume is impacting support attach opportunities in Technology Services ("TS"). To be successful in overcoming these challenges, we must address business model shifts and optimize go-to-market execution by improving cost structure, aligning sales coverage with strategic goals, improving channel execution, and strengthening our capabilities in our areas of strategic focus, while continuing to pursue new product innovation that builds on our existing capabilities in areas such as cloud and data center computing, software-defined networking, converged storage, high-performance compute, and wireless networking.

•
In Software, we are facing challenges, including the market shift to SaaS and go-to-market execution challenges. The market shift to SaaS has caused Software and other more mature software companies to face increased competition from smaller, less traditional competitors. Certain of these smaller, less traditional competitors are successfully growing their revenues, while Software and other more mature software companies are generally experiencing flat to declining license revenues with a resulting impact on support and professional services revenues. To be successful in addressing these challenges, we must improve our go-to-market execution with multiple product delivery models, including SaaS, which better address customer needs and achieve broader integration across our overall product portfolio as we work to capitalize on important market opportunities in cloud, big data and security. The transition Software underwent as it prepared for the spin-off and merger with Micro Focus - including the formation of a new legal entity and a global sales transformation to enable digital and partner models in certain geographies - had an unfavorable impact on revenue growth. On September 1, 2017, we completed the Seattle Transaction.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the nine months ended July 31, 2017, to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, which is incorporated herein by reference.

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
RESULTS OF OPERATIONS
Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue on a constant currency basis, which assumes no change in foreign currency exchange rates from the prior-year period and doesn't adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This change in revenue on a constant currency basis is calculated as the quotient of (a) current year revenue converted to U.S dollars using the prior-year period's foreign currency exchange rates divided by (b) prior-year period revenue. This information is provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31,				Nine months ended July 31,
	2017		2016		2017		2016
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$8,209	100.0%	$8,005	100.0%	$23,210	100.0%	$25,046	100.0%
Cost of sales	5,496	67.0%	5,089	63.6%	15,247	65.7%	15,957	63.7%
Gross profit	2,713	33.0%	2,916	36.4%	7,963	34.3%	9,089	36.3%
Research and development	508	6.2%	551	6.9%	1,475	6.4%	1,754	7.0%
Selling, general and administrative	1,512	18.4%	1,575	19.7%	4,415	19.0%	4,899	19.6%
Amortization of intangible assets	132	1.6%	111	1.4%	340	1.5%	331	1.3%
Restructuring charges	165	2.0%	93	1.2%	399	1.7%	346	1.4%
Transformation costs	31	0.4%	—	—%	31	0.1%	—	—%
Acquisition and other related charges	56	0.7%	34	0.4%	151	0.7%	114	0.5%
Separation costs	186	2.3%	76	0.9%	412	1.8%	246	1.0%
Defined benefit plan settlement charges and remeasurement (benefit)	(24)	(0.3)%	—	—%	(45)	(0.2)%	—	—%
Gain on H3C divestiture	—	—%	(2,169)	(27.1)%	—	—%	(2,169)	(8.7)%
Earnings from continuing operations	147	1.8%	2,645	33.0%	785	3.4%	3,568	14.2%
Interest and other, net	(97)	(1.2)%	(69)	(0.9)%	(260)	(1.1)%	(195)	(0.8)%
Tax indemnification adjustments	10	0.1%	60	0.7%	(1)	—%	6	—%
Earnings (loss) from equity interests	1	—%	(72)	(0.9)%	(24)	(0.1)%	(72)	(0.3)%
Earnings from continuing operations before taxes	61	0.7%	2,564	32.0%	500	2.2%	3,307	13.2%
Benefit (provision) for taxes	187	2.3%	(107)	(1.3)%	(484)	(2.1)%	(166)	(0.7)%
Net earnings from continuing operations	248	3.0%	2,457	30.7%	16	0.1%	3,141	12.5%
Net loss from discontinued operations	(83)	(1.0)%	(185)	(2.3)%	(196)	(0.8)%	(282)	(1.1)%
Net earnings (loss)	$165	2.0%	$2,272	28.4%	$(180)	(0.8)%	$2,859	11.4%
Net Revenue
For the three months ended July 31, 2017, as compared to the prior-year period, total net revenue increased by $0.2 billion, or 2.5% (increased 3.2% on a constant currency basis). U.S. net revenue increased by $39.0 million, or 1.3%, to $3.1 billion, and net revenue from outside of the U.S. increased by $0.2 billion, or 3.3%, to $5.1 billion. For the nine months ended July 31, 2017, as compared to the prior-year period, total net revenue decreased by $1.8 billion, or 7.3% (decreased 6.5% on a constant currency basis). U.S. net revenue decreased by $0.5 billion, or 6.0%, to $8.2 billion, while net revenue from outside of the U.S. decreased by $1.3 billion, or 8.1%, to $15.0 billion.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The components of the weighted net revenue change by segment were as follows:

	Three months ended July 31, 2017	Nine months ended July 31, 2017
	Percentage Points
Enterprise Group	2.2	(6.4)
Financial Services	1.1	0.9
Software	(0.2)	(0.7)
Corporate Investments/Other (1)	(0.6)	(1.1)
Total HPE	2.5	(7.3)

(1)
Other primarily relates to the elimination of intersegment net revenue. For the nine months ended July 31, 2017 and three and nine months ended July 31, 2016, the amounts include the elimination of intercompany sales to the former ES segment.

Three and nine months ended July 31, 2017 compared with three and nine months ended July 31, 2016
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:

•
EG net revenue increased for the three months ended July 31, 2017, as compared to the prior-year period, due primarily to revenue growth in Networking from Aruba wireless local area network products and campus switching products, and growth in Storage from the recently acquired Nimble Storage business. EG net revenue decreased for the nine months ended July 31, 2017, as compared to the prior-year period, due primarily to a decline in Servers revenue from Tier 1 service provider customers and lower revenue in Networking as a result of the H3C divestiture in May 2016;

•
FS net revenue increased for the three and nine months ended July 31, 2017, as compared to the prior-year periods, due primarily to higher rental revenue resulting from an increase in operating lease volume and the conversion of capital leases to operating leases in connection with the Everett Transaction;

•
Software net revenue decreased for the three months ended July 31, 2017, as compared to the prior-year period, due primarily to a decline in professional services revenue across all product categories and a decline in support revenue. Software net revenue decreased for the nine months ended July 31, 2017, as compared to the prior-year period, due primarily to a decline in license and support revenue as a result of the overall market shift to SaaS, a decline in professional services due to lower activity, the impact of the divestiture of the TippingPoint business in the prior-year period, and unfavorable currency fluctuations; and

•	Corporate Investments net revenue decreased for both periods due to revenue in the prior-year periods from the MphasiS product group, which was divested in the fourth quarter of fiscal 2016.
A more detailed discussion of segment revenue is included under "Segment Information" below.
Gross Margin
Three and nine months ended July 31, 2017 compared with three and nine months ended July 31, 2016
For the three and nine months ended July 31, 2017, as compared to the prior-year periods, total gross margin decreased 3.4 percentage points and 2.0 percentage points, respectively. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•
EG gross margin decreased for the three months ended July 31, 2017, as compared to the prior-year period, due primarily to the impact of higher commodity costs and competitive pricing pressures, particularly in Servers, and unfavorable currency fluctuations. EG gross margin decreased for the nine months ended July 31, 2017, as compared to the prior-year period, due primarily to higher commodity costs and competitive pricing pressures, particularly in Servers and Storage, the impact of the H3C divestiture, particularly in Networking, and unfavorable currency fluctuations;

•
FS gross margin decreased for the three and nine months ended July 31, 2017, as compared to the prior-year periods, due primarily to lower portfolio margins resulting from an increase in operating lease assets. FS gross margin also

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

decreased for the nine months ended July 31, 2017, as compared to the prior-year period, due to the impact of a bad debt reserve release in the prior-year period; and

•
Software gross margin increased for the three and nine months ended July 31, 2017, as compared to the prior-year periods, due primarily to a higher mix of license and support revenue and a lower mix of professional services revenue. Additionally, for the nine months ended July 31, 2017, software gross margin increased due to lower variable compensation expense.

A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.
Operating Expenses
Research and Development
Research and development ("R&D") expense decreased by $43 million, or 8%, for the three months ended July 31, 2017, as compared to the prior-year period, due primarily to organizational improvements in Hewlett Packard Labs and Software and lower cloud-related activities, which represented $50 million of the decline. This decrease was partially offset by higher expenses within EG due to recent business acquisitions in Storage and Servers and higher expense in Networking.
Research and development expense decreased by $279 million, or 16%, for the nine months ended July 31, 2017, as compared to the prior-year period, due primarily to the impact of the H3C divestiture, which represented $77 million of expenses in the prior-year period, and organizational improvements in Hewlett Packard Labs and Software and lower cloud-related activities. This decrease was partially offset by higher expenses within EG due to recent business acquisitions in Storage and Servers and increased spending in Networking.
Selling, General and Administrative
Selling, general and administrative expense decreased by $63 million, or 4%, for the three months ended July 31, 2017, as compared to the prior-year period, due to improved expense management, partially offset by higher expenses resulting from recent business acquisitions.
Selling, general and administrative expense decreased by $484 million, or 10%, for the nine months ended July 31, 2017, as compared to the prior-year period, due to a combination of factors, including the impact of business divestitures, which represented $285 million of expenses in the prior-year period, improved expense management, favorable foreign currency fluctuations, and lower variable compensation expense. This decrease was partially offset by higher expenses resulting from recent business acquisitions and a gain associated with the divestiture of the TippingPoint business in the prior-year period.
Amortization of Intangible Assets
Amortization expense increased by $21 million, or 19%, and by $9 million, or 3%, for the three and nine months ended July 31, 2017, respectively, as compared to the prior-year periods, due to the addition of intangible assets from recent business acquisitions, partially offset by certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods.
Restructuring Charges
Restructuring charges increased for the three months ended July 31, 2017, as compared to the prior-year period, due primarily to higher charges in the current period from the restructuring plan we announced in September 2015 (the “2015 Plan”).
Restructuring charges increased for the nine months ended July 31, 2017, as compared to the prior-year period, due primarily to higher charges in the current period from the 2015 Plan, partially offset by lower charges from the multi-year restructuring plan initially announced in May 2012 (the “2012 Plan”).
Transformation Costs
Transformation costs represent strategic costs to simplify, create greater efficiencies, and focus our technical capabilities on our customers' needs. For the three months ended July 31, 2017, transformation costs of $31 million includes program consulting costs and IT costs, partially offset by a gain from the sale and leaseback of a facility.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Acquisition and Other Related Charges
Acquisition and other related charges increased for the three and nine months ended July 31, 2017, as compared to the prior-year periods, due primarily to costs resulting from the recent acquisitions of SGI, Nimble Storage, and SimpliVity. For the three months ended July 31, 2017, these costs primarily consisted of $17 million for professional services, $14 million for the acceleration of stock-based compensation awards, and $10 million related to retention bonuses. For the nine months ended July 31, 2017, these costs primarily consisted of $31 million for professional services and $30 million related to retention bonuses.
Separation Costs
Separation costs represent amounts primarily resulting from the Seattle Transaction and residual costs resulting from the Separation in fiscal 2015.
Separation costs increased for the three and nine months ended July 31, 2017, as compared to the prior-year periods, due primarily to costs related to the Seattle Transaction in the current period, partially offset by lower costs in the prior-year period related to the Separation. The costs related to the Seattle Transaction consist primarily of amounts for third-party consulting, contractor expenses, and marketing costs.
Defined Benefit Plan Settlement Charges and Remeasurement (Benefit)
Defined benefit plan settlement charges and remeasurement (benefit) in fiscal 2017 represents an adjustment to the net periodic pension benefit cost resulting from the remeasurement of certain Hewlett Packard Enterprise pension plans due to plan separations in connection with the Everett and Seattle Transactions.
Interest and Other, Net
Interest and other, net expense increased by $28 million for the three months ended July 31, 2017, as compared to the prior-year period, due primarily to higher interest expense on debt balances and lower interest income.
Interest and other, net expense increased by $65 million for the nine months ended July 31, 2017, as compared to the prior-year period, due primarily to higher interest expense on debt balances and unfavorable foreign currency fluctuations.

Tax Indemnification Adjustments
Tax indemnification income of $7 million and $60 million for the three months ended July 31, 2017 and 2016, respectively, and tax indemnification expense of $4 million and tax indemnification income of $6 million for the nine months ended July 31, 2017 and 2016, respectively, resulted from the settlement of certain pre-Separation tax liabilities which we jointly and severally share with HP Inc., and for which we are partially indemnified by HP Inc. under the Tax Matters Agreement.
Tax indemnification income of $3 million for the three and nine months ended July 31, 2017 resulted from changes to certain Everett-related tax liabilities for which we fully indemnify DXC under the DXC Tax Matters Agreement.
Earnings (Loss) from Equity Interests
Earnings (loss) from equity interests represents our 49% interest in the H3C partnership with Tsinghua Holdings. For the three months ended July 31, 2017, the earnings from equity interests of $1 million consisted of our $40 million share of H3C's net income, partially offset by the amortization of our interest in a basis difference of $39 million. For the nine months ended July 31, 2017, the loss from equity interests of $24 million consisted of the amortization of our interest in a basis difference of $112 million, partially offset by our $88 million share of H3C's net income.
Provision for Taxes
Our effective tax rate was (306.6)% and 4.2% for the three months ended July 31, 2017 and 2016, respectively, and 96.8% and 5.0% for the nine months ended July 31, 2017 and 2016, respectively. During the three months ended July 31, 2017, we recorded income tax benefits of $164 million from divestiture related taxes in connection with the Everett Transaction, which had a favorable impact on our effective tax rate. During the nine months ended July 31, 2017, as a result of the Everett Transaction, we recorded valuation allowances of $473 million, which had an unfavorable impact on our effective tax rate. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the U.S.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

For the three and nine months ended July 31, 2017, we recorded net income tax benefits of $250 million and net income tax charges of $221 million, respectively, related to various items discrete to the period. For the three months ended July 31, 2017, we recorded income tax benefits of $164 million from divestiture related taxes in connection with the Everett Transaction, $110 million on restructuring charges, separation costs, transformation costs and acquisition and other related charges, $29 million related to U.S. provision-to-return adjustments, and $25 million related to the expiration of statute of limitations on uncertain tax reserves, partially offset by income tax charges of $44 million related to net settlements with the taxing authorities and $26 million related to pre-Separation tax matters. For the nine months ended July 31, 2017, we recorded income tax charges of $473 million from valuation allowances on U.S. state deferred tax assets, $57 million related to pre-Separation tax matters, and $44 million related to net settlements with the taxing authorities, partially offset by income tax benefits of $251 million on restructuring charges, separation costs, transformation costs and acquisition and other related charges, $54 million from divestiture related taxes in connection with the Everett Transaction, $29 million related to U.S. provision-to-return adjustments, and $25 million related to the expiration of statute of limitations on uncertain tax reserves.
For the three and nine months ended July 31, 2016, we recorded net income tax charges of $125 million and net income tax benefits of $49 million, respectively, related to various items discrete to the period. For the three months ended July 31, 2016, these amounts include income tax charges of $123 million related to the H3C divestiture and $61 million for tax indemnifications, the effects of which were partially offset by income tax benefits of $54 million on restructuring charges, separation costs, acquisition and other divestiture charges. For the nine months ended July 31, 2016, these amounts include income tax benefits of $188 million on restructuring charges, separation costs, acquisition and other divestiture charges, the effects of which were partially offset by income tax charges of $123 million related to the H3C divestiture and $22 million related to tax indemnification.
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
Effective at the beginning of the first quarter of fiscal 2017, we implemented organizational changes to align our segment financial reporting more closely with our current business structure. These organizational changes resulted in: (i) within the Enterprise Group segment, primarily, the transfer of the big data storage product group previously reported within the Servers business unit to the Storage business unit; the transfer of the Aruba services capabilities previously reported within the Networking business unit into the Technology Services business unit; and (ii) the transfer of the Communications and Media Solutions ("CMS") product group previously reported within the former ES segment to the Technology Services business unit within the Enterprise Group segment.
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
These changes had no impact on our previously reported consolidated net revenue, earnings from continuing operations, net earnings from continuing operations, or net earnings per share from continuing operations.
For additional information related to these realignments, see Note 3, "Segment Information", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Enterprise Group

	Three months ended July 31,
	2017	2016	% Change
	Dollars in millions
Net revenue	$6,791	$6,615	2.7%
Earnings from operations	$634	$849	(25.3)%
Earnings from operations as a % of net revenue	9.3%	12.8%

	Nine months ended July 31,
	2017	2016	% Change
	Dollars in millions
Net revenue	$19,359	$20,956	(7.6)%
Earnings from operations	$1,984	$2,660	(25.4)%
Earnings from operations as a % of net revenue	10.2%	12.7%
The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2017	2016	2017
	Dollars in millions
Networking	$702	$603	1.5
Storage	844	763	1.2
Technology Services	1,947	1,933	0.2
Servers	3,298	3,316	(0.2)
Total Enterprise Group	$6,791	$6,615	2.7

	Nine months ended July 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2017	2016	2016
	Dollars in millions
Servers	$9,392	$10,350	(4.6)
Networking	1,833	2,261	(2.0)
Storage	2,273	2,408	(0.6)
Technology Services	5,861	5,937	(0.4)
Total Enterprise Group	$19,359	$20,956	(7.6)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Three months ended July 31, 2017 compared with three months ended July 31, 2016
EG net revenue increased by $176 million, or 2.7% (increased 3.4% on a constant currency basis), for the three months ended July 31, 2017. The increase in EG net revenue was due primarily to revenue growth in Networking from Aruba wireless local area network products and campus switching products and growth in Storage from the recently acquired Nimble Storage business which contributed $124 million of revenue in the quarter. Partially offsetting the revenue increase was a decline in Servers revenue of $315 million as a result of lower sales from Tier 1 service provider customers. EG continues to experience revenue growth challenges due to market trends, including the shift of workloads to cloud deployment models, emergence of software-defined architectures, growth in IT consumption models, and a highly competitive pricing environment.
Networking net revenue increased by $99 million, or 16%, due primarily to revenue growth in Aruba wireless local area network products, with growth in the Americas and Europe, Middle East and Africa ("EMEA") regions, and revenue growth in campus switching products, due to several large deals in the Americas region and increased sales of legacy HPE campus switching products into the Aruba customer base.
Storage net revenue increased by $81 million, or 11%, due primarily to revenue from the recently acquired Nimble Storage business, which contributed $124 million of revenue in the quarter, leading to growth in converged storage, particularly All-Flash Array products. This revenue increase was partially offset by a revenue decline in our 3PAR products, due to sales execution issues, and traditional storage products, as a result of continued market weakness.
TS net revenue increased by $14 million, or 1%, due primarily to revenue growth in TS Consulting and TS Support, partially offset by a revenue decline in CMS. Revenue from TS Consulting increased due to several large deals in the quarter. Revenue from TS Support increased due to revenue from the SGI acquisition, growth in HPE Data Center Care and HPE Proactive Care support solutions, partially offset by a reduction in support for legacy server and storage solutions.
Servers net revenue decreased by $18 million, or 1%, due to a decline in industry standard servers and Mission-Critical Servers ("MCS"). Industry standard servers revenue declined due primarily to a revenue decline of $315 million from our Tier 1 service provider customers, which was partially offset by growth in core server products, which includes $97 million of revenue from the recently acquired SGI business. Industry standard servers unit volumes decreased 2% while average unit prices ("AUPs") increased by 1%. The decrease in unit volumes was primarily in the density optimized and rack product categories as a result of the decline in the Tier 1 service provider revenue. The increase in AUPs was primarily in the blades and rack product categories as a result of higher option attach activity. MCS revenue slightly decreased due primarily to the decline in revenue from Itanium products and decreased royalty income from NonStop products, which was largely offset by growth in MCS x86 products and revenue from SGI.
EG earnings from operations as a percentage of net revenue decreased 3.5 percentage points for the three months ended July 31, 2017. The decrease was due to a decline in gross margin and an increase in operating expenses as a percentage of net revenue. The gross margin decline was due primarily to the impact of higher commodity costs and competitive pricing pressures in Servers and unfavorable currency fluctuations. The decline was partially offset by improved gross margin from a lower mix of revenue from Tier 1 service providers and lower variable compensation expense. Operating expense as a percentage of net revenue increased due to increased expense from the SGI, Nimble Storage and SimpliVity acquisitions, partially offset by lower expense as a result of cost reduction actions and lower variable compensation expense.
Nine months ended July 31, 2017 compared with nine months ended July 31, 2016
EG net revenue decreased by $1,597 million, or 7.6% (decreased 6.8% on a constant currency basis), for the nine months ended July 31, 2017. The decrease in EG net revenue was due primarily to a decline in Servers revenue of $956 million as a result of lower sales from our Tier 1 service provider customers and lower revenue in Networking as a result of the H3C divestiture in May 2016, which represented $809 million in revenue in the prior-year period. The decrease in EG net revenue was also due to a decline in Servers and Storage revenue as a result of commodity supply constraints, competitive pricing pressure, and sales execution issues. Partially offsetting the decrease in net revenue was revenue growth in Networking and incremental revenue of $474 million from the recently acquired SGI and Nimble Storage businesses.
Servers net revenue decreased by $958 million, or 9%, due to a decline in industry standard servers and MCS revenue. Industry standard servers revenue decreased due primarily to a $956 million decline in revenue from our Tier 1 service provider customers, lower revenue from core server products, commodity supply constraints, and unfavorable currency fluctuations, partially offset by revenue from the recently acquired SGI business. Industry standard servers unit volumes decreased 12%, while AUPs increased by 2%. The decrease in unit volumes was experienced across all product categories, primarily in the density optimized and rack product categories as a result of a volume decline in the Tier 1 service provider category. The

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

increase in AUPs was experienced primarily in the density optimized and blades product categories. MCS revenue decreased due primarily to the decline in revenue from Itanium products and lower royalty income from NonStop products, partially offset by growth in MCS x86 products and revenue from SGI.
Networking net revenue decreased by $428 million, or 19%, due primarily to the impact of the H3C divestiture, which represented $620 million of revenue in the prior-year period, partially offset by revenue growth in Aruba wireless local area network products and campus switching products.
Storage net revenue decreased by $135 million, or 6%, due to a combination of factors including continued market weakness, go-to-market sales execution issues and commodity supply constraints. Compared to the prior-year period, traditional storage solutions declined while converged storage increased due to $150 million of revenue from Nimble Storage, which added to the growth in All-Flash Array products.
TS net revenue decreased by $76 million, or 1%, due primarily to the impact of the H3C divestiture, which represented $170 million of revenue in the prior-year period, and unfavorable currency fluctuations. Partially offsetting the TS net revenue decrease was revenue from SGI and growth in the HPE Data Center Care and HPE Proactive Care support solutions and Aruba services.
EG earnings from operations as a percentage of net revenue decreased 2.5 percentage points for the nine months ended July 31, 2017. The decrease was due to a decline in gross margin and an increase in operating expenses as a percentage of net revenue. The gross margin decline was due primarily to higher commodity costs and competitive pricing pressures, particularly in Servers and Storage, the impact of the H3C divestiture, particularly in Networking, and unfavorable currency fluctuations, partially offset by improved gross margin from a lower mix of Tier 1 service provider revenue and lower variable compensation expense. Operating expense as a percentage of net revenue increased following the revenue decline and a reduction in operating expense. The decrease in operating expenses was due primarily to the impact of the H3C divestiture, which represented $279 million in operating expenses for the prior-year period, cost reduction actions, and lower variable compensation expense, partially offset by increased expenses as a result of the recently acquired SGI, SimpliVity and Nimble Storage businesses.
Software

	Three months ended July 31,
	2017	2016	% Change
	Dollars in millions
Net revenue	$718	$738	(2.7)%
Earnings from operations	$179	$131	36.6%
Earnings from operations as a % of net revenue	24.9%	17.8%

	Nine months ended July 31,
	2017	2016	% Change
	Dollars in millions
Net revenue	$2,124	$2,292	(7.3)%
Earnings from operations	$514	$459	12.0%
Earnings from operations as a % of net revenue	24.2%	20.0%
Three and nine months ended July 31, 2017 compared with three and nine months ended July 31, 2016
Revenue growth in Software is being challenged by several factors including the overall market shift to SaaS solutions which is impacting growth in license and support revenue. Additionally, the business disruption that Software is undergoing as it prepares for the Seattle Transaction, which includes a global sales transformation, is having a negative impact on its revenue performance.
Software net revenue decreased by $20 million, or 2.7%, and by $168 million, or 7.3% (decreased 2.0% and 6.5% on a constant currency basis), for the three and nine months ended July 31, 2017, respectively. For the three months ended July 31, 2017, the revenue decline was due primarily to a $23 million decline in professional services revenue across all product

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

categories and a decline in support revenue, which was partially offset by revenue growth in license and SaaS. For the nine months ended July 31, 2017, the revenue decline was due primarily to a decline in license and support revenue as a result of the overall market shift to SaaS and lower activity from professional services. The revenue decline for the nine months ended July 31, 2017 was also due to the divestiture of the TippingPoint business during the second quarter of fiscal 2016, which represented $65 million in revenue in the prior-year period, and unfavorable foreign currency fluctuations. For the three months ended July 31, 2017, net revenue from support and professional services decreased by 2% and 23%, respectively, while net revenue from licenses and SaaS increased by 2% and 7%, respectively. For the nine months ended July 31, 2017, net revenue from licenses, support and professional services decreased by 13%, 5% and 16%, respectively, while net revenue from SaaS increased by 5%.
The increase in license net revenue during the three months ended July 31, 2017 was due primarily to higher revenue from IT operations management products from large deals in the Americas and EMEA regions. The decline in license net revenue during the nine months ended July 31, 2017 was due primarily to a decline in revenue in the Americas and EMEA regions, and the divestiture of the TippingPoint business. The decline in license net revenue for the nine months ended July 31, 2017 was also attributable to the market shift to SaaS solutions, which resulted in lower revenue, particularly from IT operations management products.
The decrease in support net revenue for both periods was due primarily to a revenue decline from IT operations management products, which is attributable to the ongoing declines in license revenue in prior periods, and unfavorable foreign currency fluctuations. The decrease in support net revenue for the nine months ended July 31, 2017 was also attributable to the divestiture of the TippingPoint business.
Professional services net revenue decreased for both periods due primarily to lower revenue from IT operations management products. SaaS net revenue increased during both periods driven primarily by growth in IT operations management and security and information governance products, reflecting the overall market shift to SaaS solutions.
For the three and nine months ended July 31, 2017, Software earnings from operations as a percentage of net revenue increased by 7.1 and 4.2 percentage points, respectively. The increase in earnings from operations as a percentage of net revenue during both periods was due to an increase in gross margin and a decrease in operating expense as a percentage of net revenue.
The increase in gross margin for the three months ended July 31, 2017 was due primarily to a higher mix of license and support revenue and a lower mix of professional services revenue. The increase in gross margin for the nine months ended July 31, 2017, was due primarily to lower variable compensation expense and a higher mix of license and support revenue and a lower mix of professional services revenue, which was partially offset by unfavorable foreign currency fluctuations.
The reduction in operating expense as a percentage of net revenue for the three months ended July 31, 2017 was driven primarily by organizational improvements resulting in reduced R&D expenses, field selling costs and marketing program expenses. The reduction in operating expense as a percentage of net revenue for the nine months ended July 31, 2017 was driven primarily by organizational improvements and lower variable compensation expense, resulting in reduced R&D expenses, field selling costs and marketing program expenses. The decrease in operating expenses as a percentage of net revenue for the nine months ended July 31, 2017 was also driven by the divestiture of the TippingPoint business during the second quarter of fiscal 2016, partially offset by an associated business divestiture gain of $82 million recorded in the prior-year period.
Financial Services

	Three months ended July 31,
	2017	2016	% Change
	Dollars in millions
Net revenue	$897	$812	10.5%
Earnings from operations	$70	$80	(12.5)%
Earnings from operations as a % of net revenue	7.8%	9.9%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Nine months ended July 31,
	2017	2016	% Change
	Dollars in millions
Net revenue	$2,592	$2,376	9.1%
Earnings from operations	$226	$253	(10.7)%
Earnings from operations as a % of net revenue	8.7%	10.6%
As a result of the Everett Transaction, during the second quarter of fiscal 2017, the Company converted certain capital lease arrangements with the former ES segment to operating leases, which resulted in higher net equipment under operating leases. Additionally, leasing transactions with the former ES segment were treated as intercompany leases until the close of the transaction on April 1, 2017, when they became third party leases held with DXC.
Three months ended July 31, 2017 compared with three months ended July 31, 2016
FS net revenue increased by $85 million, or 10.5% (increased 11.1% on a constant currency basis), for the three months ended July 31, 2017. The increase in net revenue was due primarily to higher rental revenue resulting from an increase in operating lease volume and the conversion of capital leases to operating leases in connection with the Everett Transaction. The increase was partially offset by unfavorable currency fluctuations.
FS earnings from operations as a percentage of net revenue decreased 2.1 percentage points for the three months ended July 31, 2017 due to a decrease in gross margin, partially offset by a decrease in operating expense as a percentage of net revenue. The decrease in gross margin was due primarily to lower portfolio margins resulting from the increase in operating lease assets. Operating expense as a percentage of net revenue decreased primarily as a result of the net revenue increase, as total operating expenses increased by only 6% from the prior-year period.
Nine months ended July 31, 2017 compared with nine months ended July 31, 2016
FS net revenue increased by $216 million, or 9.1% (increased 10.0% on a constant currency basis), for the nine months ended July 31, 2017. The net revenue increase was due primarily to higher rental revenue resulting from an increase in operating lease volume and the conversion of capital leases to operating leases in connection with the Everett Transaction. The increase was partially offset by unfavorable currency fluctuations.
FS earnings from operations as a percentage of net revenue decreased 1.9 percentage points for the nine months ended July 31, 2017 due to a decrease in gross margin, partially offset by a decrease in operating expense as a percentage of net revenue. The decrease in gross margin was due primarily to lower portfolio margins resulting from the increase in operating leases assets, along with the impact of a bad debt reserve release in the prior-year period. Operating expense as a percentage of net revenue decreased primarily as a result of the net revenue increase, as total operating expense growth was flat as compared to the prior-year period.
Financing Volume

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
	In millions
Total financing volume	$1,448	$1,566	$4,337	$4,723
New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 7.5% for the three months ended July 31, 2017 due primarily to lower financing associated with third-party product sales and related service offerings.
New financing volume decreased 8.2% for the nine months ended July 31, 2017 due primarily to lower financing associated with third-party and HPE product sales and related service offerings, along with unfavorable currency fluctuations.
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
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	July 31, 2017	October 31, 2016
	Dollars in millions
Financing receivables, gross	$7,508	$8,033
Net equipment under operating leases	4,687	3,333
Capitalized profit on intercompany equipment transactions(1)	712	612
Intercompany leases(1)	137	975
Gross portfolio assets	13,044	12,953
Allowance for doubtful accounts(2)	90	89
Operating lease equipment reserve	46	45
Total reserves	136	134
Net portfolio assets	$12,908	$12,819
Reserve coverage	1.0%	1.0%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)	Intercompany activity is eliminated in consolidation.

(2)	Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.4 billion at both July 31, 2017 and October 31, 2016, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both July 31, 2017 and October 31, 2016 was $1.6 billion.

The decrease in financing receivables, gross and the corresponding increase in net equipment under operating leases during the nine months ended July 31, 2017 is due primarily to the conversion of capital leases to operating leases related to the Everett Transaction. Intercompany leases decreased during the nine months ended July 31, 2017 as a result of the Everett Transaction, as leasing transactions with the former ES segment were treated as intercompany leases until the close of the transaction. As of April 1, 2017, these leases became third party leases held with DXC.
At July 31, 2017 and October 31, 2016, FS cash and cash equivalents balances were approximately $945 million and $788 million, respectively.
Net portfolio assets at July 31, 2017 increased 0.7% from October 31, 2016. The increase generally resulted from favorable currency fluctuations led by strength in the euro, partially offset by portfolio runoff in excess of new financing volume.
FS bad debt expense includes charges to general reserves and specific reserves for sales-type, direct-financing and operating leases. For the three and nine months ended July 31, 2017, FS recorded net bad debt expense of $13 million and $31 million, respectively. For the three and nine months ended July 31, 2016, FS recorded net bad debt expense of $13 million and $9 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments

	Three months ended July 31,
	2017	2016	% Change
	Dollars in millions
Net revenue	$—	$185	NM
Loss from operations	$(34)	$(41)	(17.1)%
Loss from operations as a % of net revenue(1)	NM	(22.2)%	NM

(1)	"NM" represents not meaningful.

	Nine months ended July 31,
	2017	2016	% Change
	Dollars in millions
Net revenue	$—	$533	NM
Loss from operations	$(115)	$(176)	(34.7)%
Loss from operations as a % of net revenue(1)	NM	(33.0)%	NM

(1)	"NM" represents not meaningful.
Effective at the beginning of the second quarter of fiscal 2017, and prior to the completion of the Everett Transaction, we transferred the historical net revenue and operating profit related to the previously divested MphasiS product group from the former ES segment to the Corporate Investments segment.
Corporate Investments net revenue in the prior-year periods represents revenue from the MphasiS product group, which was divested in the fourth quarter of fiscal 2016, as well as IP-related royalty revenue and residual activity from certain cloud-related incubation projects.
For the three and nine months ended July 31, 2017, as compared to the prior-year periods, Corporate Investments loss from operations decreased by $7 million and $61 million, or 17% and 35%, respectively, due to lower spending on certain cloud-related incubation activities and lower expenses in Hewlett Packard Labs. This decrease was partially offset by the impact of the MphasiS divestiture and the absence of its profit contribution.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, acquisitions, restructuring activities, remaining divestiture transaction costs, transformation costs, maturing debt, interest payments, income tax payments, in addition to any future investments and any future share repurchases, and future stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. For example, under the Tax Matters Agreement entered into in connection with the Separation, we will generally be prohibited, except in specific circumstances, from issuing equity securities beyond certain thresholds for a two year period following the Separation. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I, each of which is incorporated herein by reference.
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
Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may, from time to time, be subject to short-term intercompany loans into the U.S. Most of the amounts held outside of

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

the U.S. could be repatriated to the U.S. but, under current law, some would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign earnings is restricted by local law. Except for foreign earnings that are considered indefinitely reinvested outside of the U.S., we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
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
In the first nine months of fiscal 2017, we repurchased an aggregate amount of $2.0 billion under our share repurchase program. For more information on our share repurchase program, refer to Note 16, "Stockholders' Equity", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Enterprise Services Business Separation Transaction
On April 1, 2017, we completed the Everett Transaction. In connection with this transaction, Everett borrowed an aggregate principal amount of approximately $3.5 billion which consisted of Senior Notes in the principal amount of $1.5 billion and a term loan facility in the principal amount of $2.0 billion. The proceeds from these arrangements were used to fund a $3.0 billion cash dividend payment from Everett to HPE and the remaining approximately $0.5 billion was retained by Everett. The obligations under these borrowing arrangements were retained by Everett.
In connection with the Everett Transaction, we entered into several agreements with Everett and, in some cases, CSC, which govern the relationship between the parties going forward, including an Employee Matters Agreement, a Tax Matters Agreement, an Intellectual Property Matters Agreement, a Transition Services Agreement and a Real Estate Matters Agreement. For more information on the impacts of these agreements, see Note 2, "Discontinued Operations", Note 5, "Retirement and Post-Retirement Benefit Plans", Note 7, "Taxes on Earnings", Note 18, "Litigation and Contingencies", and Note 19, "Guarantees, Indemnifications and Warranties", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which are incorporated herein by reference.
Software Segment Separation Transaction
On September 1, 2017, we completed the Seattle Transaction. In connection with this transaction, during the third quarter of fiscal 2017, Seattle borrowed $2.6 billion in the form of a 7-year term loan, due on June 21, 2024, under its senior secured credit facility. Just prior to the completion of the transaction, the proceeds from this arrangement were used to fund a $2.5 billion cash dividend payment from Seattle to HPE, and to pay expenses associated with the borrowing. The obligation under this borrowing arrangement was retained by Seattle at the close of the transaction.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Liquidity
Our historical statements of cash flows represent the combined cash flows and metrics of HPE and have not been revised to reflect the effect of discontinued operations. For further information on discontinued operations, refer to Note 2, "Discontinued Operations", to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Our key cash flow metrics were as follows:

	Nine months ended July 31,
	2017	2016
	In millions
Net cash provided by operating activities	$63	$2,746
Net cash (used in) provided by investing activities	(4,424)	630
Net cash used in financing activities	(869)	(2,198)
Net (decrease) increase in cash and cash equivalents	$(5,230)	$1,178
Operating Activities
For the nine months ended July 31, 2017, net cash provided by operating activities decreased by $2.7 billion as compared to the prior-year period. The decrease was due primarily to a payment of $1.9 billion for pension funding in connection with the Everett Transaction and lower net earnings, partially offset by improvements in working capital management.
Working capital metrics for the three months ended July 31, 2017 compared with the three months ended July 31, 2016
Our key working capital metrics have been revised to reflect the effect of discontinued operations and were as follows:

	Three months ended July 31,
	2017	2016	Change
Days of sales outstanding in accounts receivable ("DSO")	42	41	1
Days of supply in inventory ("DOS")	35	32	3
Days of purchases outstanding in accounts payable ("DPO")	(94)	(74)	(20)
Cash conversion cycle	(17)	(1)	(16)
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in fiscal 2016, the increase in DSO was due primarily to higher accounts receivable balances as a result of higher revenue during the third month of the quarter, higher aged receivable balances due to system issues arising from the Everett Transaction, higher unbilled receivable balances and the impact of unfavorable currency fluctuations, partially offset by improved credit and collections and factoring programs.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2016, the increase in DOS was due primarily to an increase in inventory as a result of recent acquisitions, higher inventory resulting from increases in memory component costs and higher levels of buffer inventory for memory components given supply constraints.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2016, the increase in DPO was primarily the result of an extension of payment terms with our product suppliers and higher corporate accounts payable balances.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Investing Activities
For the nine months ended July 31, 2017, net cash used in investing activities increased by $5.0 billion as compared to the corresponding period in fiscal 2016. The increase was due primarily to payments of $2.1 billion in the current period in connection with business acquisitions, a $2.8 billion decrease in cash proceeds from business divestitures, and higher net financial collateral posted related to derivative instruments.
Financing Activities
Compared to the corresponding period in fiscal 2016, net cash used in financing activities decreased by $1.3 billion for the nine months ended July 31, 2017, due primarily to a $3.0 billion cash dividend from Everett and a $0.7 billion decrease in the cash utilization for repurchases of common stock, partially offset by a $1.5 billion redemption payment for Senior Notes, $0.6 billion net transfer of cash and cash equivalents to Everett and the impact of a final cash allocation from former Parent received in the prior-year period.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), separation activities, share repurchase activities, and our cost of capital and targeted capital structure.
On April 1, 2017, we completed the Everett Transaction. In connection with this transaction, Everett borrowed an aggregate principal amount of approximately $3.5 billion which consisted of Senior Notes in the principal amount of $1.5 billion and a term loan facility in the principal amount of $2.0 billion. The proceeds from these arrangements were used to fund a $3.0 billion cash dividend payment from Everett to HPE and the remaining approximately $0.5 billion was transferred to Everett. The obligations under these borrowing arrangements were retained by Everett.
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
On September 1, 2017, we completed the Seattle Transaction. In connection with this transaction, during the third quarter of fiscal 2017, Seattle SpinCo, Inc. entered into a term loan facility in the principal amount of $2.6 billion. Proceeds from this arrangement were primarily used to fund a $2.5 billion dividend payment from Seattle to HPE in connection with the transfer of HPE Software to Seattle at the close of the transaction on September 1, 2017, and to pay expenses associated with the borrowing.
Outstanding borrowings increased to $16.6 billion as of July 31, 2017, as compared to $15.7 billion at October 31, 2016, bearing weighted-average interest rates of 3.9% and 3.4%, respectively. The increase was due primarily to the issuance of a $2.6 billion term loan facility in connection with the Seattle Transaction during the third quarter of fiscal 2017, the obligation for which was retained by Seattle at the close of the transaction on September 1, 2017, partially offset by the redemption of $1.5 billion face value of the $2.25 billion Senior Notes during the second quarter of fiscal 2017. During the first nine months of fiscal 2017, we issued $6.9 billion and repaid $6.8 billion of commercial paper.
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
Available Borrowing Resources
As of July 31, 2017, we had the following additional liquidity resources available if needed:

As of July 31, 2017
In millions
Commercial paper programs	$4,125
Uncommitted lines of credit	$1,814
For more information on our available borrowings resources, see Note 14, "Borrowings", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
Our purchase obligations decreased from $1.8 billion to $0.4 billion during the nine months ended July 31, 2017. The decline was due primarily to the transfer of obligations previously reported as HPE obligations to Everett as a result of the Everett Transaction. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are related primarily to software maintenance and support services and other items. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust terms based on our business needs prior to the delivery of goods or performance of services.
Our operating lease obligations (net of sublease rental income) decreased from $2.2 billion to approximately $1.6 billion during the nine months ended July 31, 2017. The decline was due primarily to the transfer of operating leases previously reported as HPE obligations to Everett as a result of the Everett Transaction, partially offset by the addition of leases as a result of business acquisitions completed during the nine months ended July 31, 2017.
Our other contractual obligations have not changed materially since October 31, 2016. For other contractual obligations see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, which is incorporated herein by reference.
Retirement and Post-Retirement Benefit Plan Funding
For the remainder of fiscal 2017, we anticipate making contributions of approximately $47 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 5, "Retirement and Post-Retirement Benefit Plans", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Restructuring Plans
As of July 31, 2017, we expect to make future cash payments of approximately $0.6 billion in connection with our approved restructuring plans, which includes $0.1 billion expected to be paid through the remainder of fiscal 2017 and $0.5 billion expected to be paid through fiscal 2021. For more information on our restructuring activities, see Note 4, "Restructuring", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Uncertain Tax Positions
As of July 31, 2017, we had approximately $4.2 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $125 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 7, "Taxes on Earnings", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Settlements with Taxing Authorities
We were previously subject to a foreign tax audit concerning an intercompany transaction for fiscal 2009. During the third quarter of fiscal 2017, we settled with the relevant taxing authority for $455 million. The amount is due to be paid in semi-annual installments over the next three fiscal years. For more information on our settlements with the taxing authorities, see Note 7, "Taxes on Earnings".
Cross-indemnification with HP Inc.
In connection with the Separation, the Company entered into a Separation and Distribution Agreement with HP Inc., effective November 1, 2015, where the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the Separation. Additionally, in connection with the Separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc., effective November 1, 2015, that governs the rights and obligations of the Company and HP Inc. for certain pre-Separation tax liabilities. The Tax Matters Agreement provides that the Company and HP Inc. will share certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HP Inc.'s U.S. and certain non-U.S. income tax returns. For more information on our General Cross-indemnification and Tax Matters Agreement and Other Income Tax Matters with HP Inc., see Note 19, "Guarantees, Indemnifications and Warranties", to the Condensed Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Cross-indemnification with DXC
In connection with the Everett Transaction, the Company entered into a Separation and Distribution Agreement with DXC, effective April 1, 2017, where DXC agreed to indemnify HPE, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to DXC as part of the Everett Transaction. HPE similarly agreed to indemnify DXC, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Everett Transaction. Additionally, in connection with the Everett Transaction, HPE entered into a Tax Matters Agreement (the "DXC Tax Matters Agreement") with DXC, effective April 1, 2017, that governs the rights and obligations of HPE and DXC for certain pre-divestiture tax liabilities. The DXC Tax Matters Agreement generally provides that HPE will be responsible for pre-divestiture income tax liabilities that arise from adjustments made by tax authorities to HPE and DXC's U.S. and certain non-U.S. income tax returns. In certain jurisdictions HPE and DXC have joint and several liability for past income tax liabilities and accordingly, HPE could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.
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
Sales outside the United States constituted approximately 65% of our net revenue in fiscal 2016. Our future business and financial performance could suffer due to a variety of international factors, including:

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

•
trade regulations and procedures and actions affecting production, pricing and marketing of products, including policies adopted by countries that may champion or otherwise favor domestic companies and technologies over foreign competitors, or federal or state tax reforms;

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
As previously noted, tax reform could have a material effect on the taxation of our international business. U.S. tax reform has been identified as a priority for U.S. politicians, and key members of the legislative and executive branches have proposed a wide variety of potential changes. Certain changes to U.S. tax laws, specifically U.S. taxation on earnings from international business operations, may materially impact our worldwide effective tax rate and the amount of taxes we pay.

Risks Related to the Separations of our Former Enterprise Services Business and our Former Software Segment
The stock distribution in either or both of the completed separations of our former Enterprise Services business and our former Software segment could result in significant tax liability, and DXC or Micro Focus (as applicable) may in certain cases be obligated to indemnify us for any such tax liability imposed on us.
The completed separations of our former Enterprise Services business and our Software Segment were conditioned upon, the receipt of an opinion from outside counsel regarding the qualification of (i) the relevant distribution and related transactions as a “reorganization” within the meaning of Sections 368(a), 361 and 355 of the Internal Revenue Code of 1986 (the “Code”); and (ii) the relevant merger as a “reorganization” within the meaning of Section 368(a) of the Code. While the Software Separation is generally expected to qualify for tax-free treatment for us, Seattle SpinCo and Micro Focus, the acquisition of Seattle SpinCo by Micro Focus is expected to result in the recognition of gain (but not loss) for U.S. persons who receive Micro Focus American Depositary Shares in the Software Separation.
Each opinion of outside counsel was based upon and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of us, Everett SpinCo and CSC, or us, Seattle SpinCo and Micro Focus, as applicable. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if any party breaches any of its covenants in the relevant separation documents, the relevant opinion of counsel may be invalid and the conclusions reached therein could be jeopardized. Notwithstanding the opinions of counsel, the Internal Revenue Service (the “IRS”) could determine that either or both of the distributions should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations, statements or undertakings upon which the relevant opinion of counsel was based are false or have been violated, or if it disagrees with the conclusions in the opinion of counsel. An opinion of counsel is not binding on the IRS and there can be no assurance that the IRS will not assert a contrary position.
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
We have applied for a private letter ruling from the IRS regarding certain U.S. federal income tax matters relating to the Software Separation and certain related transactions as transactions that are generally tax-free for U.S. federal income tax purposes. The conclusions of the IRS private letter ruling will be based, among other things, on various factual assumptions we have authorized and representations we have made to the IRS. If any of these assumptions or representations are, or become, inaccurate or incomplete, the validity of the IRS private letter ruling may be affected. If the completed separation of our former Software Segment or certain internal transactions undertaken in anticipation of the completed separation of our former Software Segment are determined to be taxable for U.S. federal income tax purposes, or if we do not receive the private letter ruling concluding that the transactions are generally tax-free, we, our stockholders that are subject to U.S. federal income tax and/or Micro Focus could be subject to significant U.S. federal income tax liabilities. Notwithstanding the foregoing, we incurred certain tax costs in connection with the completed separation of our former Software Segment business, including non-U.S. tax expenses resulting from the completed separation of our former Software Segment business in multiple non-U.S. jurisdictions that do not legally provide for tax-free separations, which may be material.
Under the tax matters agreements entered into by us with Everett SpinCo and CSC, and with Seattle SpinCo and Micro Focus, Everett SpinCo and Seattle SpinCo generally would be required to indemnify us for any taxes resulting from the relevant separation (and any related costs and other damages) to the extent such amounts resulted from (i) certain actions taken by, or acquisitions of capital stock of, Everett SpinCo or Seattle SpinCo, as applicable (excluding actions required by the documents governing the relevant Separation), or (ii) any breach of certain representations and covenants made by Everett SpinCo or Seattle SpinCo, as applicable. Any such indemnity obligations could be material.
As a result of the spin-merge transactions and related restructurings intended to be executed in the fourth quarter of fiscal 2017, we expect that our GAAP effective tax rate may materially decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (May 2017)	11,764	$18.81	11,764	$1,804,170
Month #2 (June 2017)	12,323	$17.15	12,323	$1,592,765
Month #3 (July 2017)	11,232	$17.11	11,232	$1,400,563
Total	35,319	$17.69	35,319
For the three months ended July 31, 2017, the Company repurchased and settled 35 million shares of the Company's common stock, which were retired and recorded as a $625 million reduction to stockholders' equity. For the nine months ended July 31, 2017, the Company repurchased and settled 94 million shares of the Company's common stock, which were retired and recorded as a $1,936 million reduction to stockholders' equity.
On October 13, 2015, the Hewlett Packard Enterprise Board of Directors announced the authorization of a $3.0 billion share repurchase program. On May 24, 2016, the Board of Directors announced the authorization of an additional $3.0 billion under the Company's share repurchase program. Hewlett Packard Enterprise may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. These programs, which do not have a specific expiration date, authorize repurchases in the open market or in private transactions. Share repurchases settled in the third quarter of fiscal 2017 were open market purchases. As of July 31, 2017, the Company had unsettled open market repurchases of 1.6 million shares, which were recorded as a $29 million reduction to stockholders' equity. As of July 31, 2017, the Company had a remaining authorization of $1,372 million for future share repurchases.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 89 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.8	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.9	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.10	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.11	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.12	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.13	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017
2.14	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017
2.15	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.16	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (Incorporated by reference to Exhibit 2.2 to DXC Technology Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2017.)	8-K	001-38033	2.2	April 6, 2017
2.17	Intellectual Property Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.18	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.19	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.20	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.21	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.22	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.2	September 1, 2017
2.23	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.3	September 1, 2017
2.24	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.4	September 1, 2017
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.2	March 20, 2017
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015
4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.10	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.10	October 13, 2015
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.11	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.13	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029	10-K	001-04423	4.13	December 17, 2015
4.14	Hewlett Packard Enterprise 401(k) Plan	S-8	333-207680	4.3	October 30, 2015
4.15	Term Loan Agreement, dated as of December 16, 2016, by and among Everett SpinCo, Inc., the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent	8-K	001-37483	10.1	December 22, 2016
10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan	10	001-37483	10.2	September 28, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.3	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.4	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.5	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.6	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.7	Form of Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.5	November 5, 2015
10.8	Form of Performance-Adjusted Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.6	November 5, 2015
10.9	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.10	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.11	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.12	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.13	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
10.14	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.15	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.16	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.17	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-207679	4.3	March 6, 2017
10.18	Nimble Storage, Inc. 2008 Equity Incentive Plan*	S-8	001-37483	4.3	April 18, 2017
10.19	Nimble Storage, Inc. 2013 Equity Incentive Plan	S-8	001-37483	4.4	April 18, 2017
10.20	SimpliVity Corporation 2009 Stock Plan*	S-8	001-37483	4.3	April 24, 2017
10.21	Silicon Graphics International Corp. 2014 Omnibus Incentive Plan, as amended*	10-Q	000-51333	10.1	January 29, 2016
10.22	Silicon Graphics International Corp. 2006 New Recruit Equity Incentive Plan, as amended and restated*	10-K	000-51333	10.48	February 28, 2007
10.23	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.24	Silicon Graphics International Corp. 2005 Non-Employee Directors’ Stock Option*	S-1	000-51333	10.10	February 4, 2005
11	None
12	None
15	None
18-19	None
22-24	None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡
______________________________________________________________________________

*	Indicates management contract or compensation plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith
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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TIMOTHY C. STONESIFER
Timothy C. Stonesifer Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: September 7, 2017