Form 10-K
period 2017-10-31
Hewlett Packard Enterprise Co
filed 2017-12-15
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2017
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

Registrant's telephone number, including area code: (650) 687-5817
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revise financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $30,672,608,482 based on the last sale price of common stock on April 30, 2017.
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of November 30, 2017 was 1,593,885,581 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2017 are incorporated by reference into Part III of this Report.
III

Hewlett Packard Enterprise Company
Form 10-K
For the Fiscal Year ended October 31, 2017

Forward-Looking Statements
This Annual Report on Form 10-K, including "”Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, as well as the execution of transformation and restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former Parent; risks associated with Hewlett Packard Enterprise's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; and the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of Hewlett Packard Enterprise's business) and the anticipated benefits of the transformation and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of this report and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's other filings with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

PART I
ITEM 1. Business
We are an industry leading technology company that enables customers to go further, faster. With a deep and comprehensive portfolio, spanning the cloud to the data center to the intelligent edge, our technology and services help customers around the world deliver business outcomes. Our legacy dates back to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers.
On November 1, 2015, HP Inc. ("former Parent"), formerly known as Hewlett-Packard Company ("HP Co."), spun-off Hewlett Packard Enterprise Company ("we", "us", "our", "Hewlett Packard Enterprise", "HPE", or "the Company"), pursuant to a separation agreement (the "Separation and Distribution Agreement") (collectively, the "Separation"). To effect the spin-off, HP Inc. distributed all of the shares of Hewlett Packard Enterprise common stock owned by HP Inc. to its shareholders on November 1, 2015. Holders of HP Inc. common stock received one share of Hewlett Packard Enterprise stock for every share of HP Inc. stock held as of the record date. As a result of the spin-off, we now operate as an independent, publicly traded company.
Enterprise Services Separation Transaction
On April 1, 2017, we completed the separation and merger of our Enterprise Services business with Computer Sciences Corporation (“CSC”) (collectively, the “Everett Transaction”). The Everett Transaction was accomplished by a series of transactions among CSC, HPE, Everett SpinCo, Inc. (a wholly-owned subsidiary of HPE) (“Everett”), and New Everett Merger Sub Inc., a wholly-owned subsidiary of Everett (“Merger Sub”). We transferred our Enterprise Services business to Everett and distributed all of the shares of Everett to HPE stockholders. HPE stockholders received 0.085904 shares of common stock in the new company for every one share of HPE common stock held at the close of business on the record date. Following the distribution, the Merger Sub merged with and into CSC, which became a wholly-owned subsidiary of Everett. At the time of the merger, Everett changed its name to DXC Technology Company (“DXC”).
Software Segment Separation Transaction
On September 1, 2017, we completed the separation and merger of our Software business segment with Micro Focus International plc (“Micro Focus”) (collectively, the “Seattle Transaction”). The Seattle Transaction was accomplished by a series of transactions among HPE, Micro Focus, Seattle SpinCo, Inc. (a wholly-owned subsidiary of HPE) (“Seattle”), and Seattle MergerSub, Inc., an indirect wholly-owned subsidiary of Micro Focus (“Merger Sub”). We transferred our Software business segment to Seattle and distributed all of the shares of Seattle to HPE stockholders. HPE stockholders received 0.13732611 American Depository Shares (“Micro Focus ADSs”) in the new company, each of which represents one ordinary share of Micro Focus, for every one share of HPE common stock held at the close of business on the record date. Following the share distribution, the Merger Sub merged with and into Seattle which became an indirect, wholly-owned subsidiary of Micro Focus.
With the completion of the Everett and Seattle Transactions, we have reclassified the historical financial results of our former Enterprise Services segment ("former ES segment") and our former Software segment to Net loss from discontinued operations in our Consolidated and Combined Statements of Earnings, and to assets and liabilities of discontinued operations in our Consolidated Balance Sheets.
HPE Next
During the third quarter of fiscal 2017, we launched an initiative called HPE Next, through which we will architect a purpose-built company designed to compete and win in the markets where we participate. Through this initiative, we will simplify our operating model and the way we work. We will streamline our offerings and business processes to improve our execution. More importantly, we will continue to shift our investments in innovation towards high growth and higher margin solutions and services.
This initiative includes consolidating our manufacturing and support services locations, streamlining our business systems and reducing the number of countries in which we have a direct sales presence, while simultaneously migrating to a channel-only model in the remaining countries.
The HPE Next initiative is expected to be implemented through fiscal 2020. During this time, we expect to incur expenses for workforce reductions, to upgrade and simplify our IT infrastructure, and for other non-labor actions. These costs will be partially offset by proceeds received from real estate sales.

We expect to achieve gross cost savings of $1.5 billion exiting fiscal 2020. After investing approximately $700 million of the gross savings back into the business, we expect to achieve annual run-rate net cost savings of approximately $800 million exiting fiscal 2020.
Our Strategy
HPE’s strategy is based on three key pillars:
First, we make Hybrid IT simple through secure, software-defined offerings that enable customers to move data seamlessly across their on-premises data centers, private cloud, managed cloud and public cloud environments. HPE has a deep portfolio of technology solutions to enable the right mix of Hybrid IT to drive the business outcomes our customers are looking for. Our portfolio includes industry standard servers, hyperconverged offerings, high performance compute, composable infrastructure, all-flash storage, networking, private cloud and multi-cloud management software. Equally important to enabling the right mix of Hybrid IT are our partnerships with other leading technology companies.
Second, we power the intelligent edge that runs campus, branch and Internet of Things ("IoT") applications. We provide the technology that enables deeply connected digital workplaces, intelligently monitored operations and transformative customer experiences for our enterprise customers. Our market-leading portfolio includes software-defined, secure, wireless and wired networking technology and innovative converged systems that combine compute, control, data acquisition, and iLO systems management, specifically designed for industrial IoT environments.
Third, we provide world-class expertise and flexible consumption models to help customers transform their IT environments. HPE’s Pointnext technology services organization provides the expertise and financial services support customers need. Pointnext draws on the expertise of more than 25,000 specialists worldwide to support customers across Advisory and Transformation Services, Professional Services and Operational Services. These teams collaborate with businesses worldwide to speed their adoption of emerging technologies, including cloud computing and hybrid IT, big data and analytics, the Intelligent Edge, and IoT.
Our Business Segments, Products and Services
We organize our business into the following three segments:

•
Enterprise Group.  Our Enterprise Group ("EG") provides secure, software-defined technology and services that enable customers to move data seamlessly across their hybrid IT environments and power the intelligent edge that runs campus, branch and IoT applications.

•	Financial Services. Financial Services ("FS") enables flexible IT consumption models, financial architectures and customized investment solutions for our customers.

•	Corporate Investments. Corporate Investments includes Hewlett Packard Labs and certain business incubation projects.
A summary of our net revenue, earnings from operations and assets for our segments can be found in Note 3, "Segment Information", to our Consolidated and Combined Financial Statements in Item 8 of Part II. A discussion of certain factors potentially affecting our operations is set forth in Item 1A, "Risk Factors."
Enterprise Group
EG provides a broad portfolio of enterprise technology solutions and services including secure, software-defined servers, storage and networking, as well as technology services.
        Servers. We offer both Industry Standard Servers ("ISS"), which are general purpose servers for multi-workload computing, as well as Mission Critical Servers ("MCS"), which are servers optimized for particular workloads. Our general purpose servers include the HPE ProLiant, secure and versatile rack and tower servers; HPE BladeSystem, a modular infrastructure that converges server, storage and networking; and HPE Synergy, a composable infrastructure for traditional and cloud-native applications. Our workload optimized server portfolio includes the HPE Apollo for high performance computing and artificial intelligence, HPE Cloudline for cloud data centers, HPE Edgeline for computing at the network edge, HPE Integrity for mission-critical applications, and HPE SimpliVity, a hyper-converged platform for virtualization.
Storage. Our storage offerings include platforms for enterprise and small- and medium-size business ("SMB") environments. Our key products include Nimble Storage and the 3PAR StoreServ Storage Platform, which are designed for virtualization, cloud and IT-as-a-service. Traditional Storage solutions include tape, storage networking and legacy external disk products, such as EVA and XP. Converged Storage solutions include 3PAR StoreServ, StoreOnce and StoreVirtual products.

These offerings enable our customers to optimize their existing storage systems, build new virtualization solutions and facilitate their transition to cloud computing.
Networking.    Our networking offerings include HPE and Aruba branded software-defined switches, routers, wireless local area network ("WLAN"), network virtualization, security, location-based services, and network management products that deliver open, scalable, secure, agile, and consistent solutions that span the data center, campus and branch environments.
Technology Services.    Technology Services creates preferred IT experiences that power a digital business. The Technology Services team and the Company's extensive partner network provide value across the IT life cycle delivering advice, transformation projects, professional services, support services, and operational services for Hybrid IT and the Intelligent Edge. Technology Services is also a provider of on-premises flexible consumption models that enable IT agility, simplify operations and align costs to business value. Technology Services offerings comprise HPE Pointnext, which includes Data Center Care, Proactive Care and Technology Consulting, as well as Aruba Services, and Communications and Media Solutions.
Financial Services
FS provides flexible investment solutions for our customers—such as leasing, financing, IT consumption and utility programs—and asset management services that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software and services from us and others. In order to provide flexible services and capabilities that support the entire IT life cycle, FS partners with our customers globally to help build investment strategies that enhance their business agility and support their business transformation. FS offers a wide selection of investment solution capabilities for large enterprise customers and channel partners, along with an array of financial options for SMBs and educational and governmental entities.
Corporate Investments
Corporate Investments includes Hewlett Packard Labs and certain cloud-related business incubation projects.
Our Strengths
We believe that we possess a number of competitive advantages that distinguish us from our competitors, including:
Strong solutions portfolio for the data center, cloud and intelligent edge. We combine our software-defined infrastructure and services capabilities to provide what we believe is the strongest portfolio of enterprise solutions in the IT industry. Our ability to deliver a comprehensive IT strategy, from the cloud to the data center to the intelligent edge, through our high-quality products and high-value consulting and support services in a single package is one of our principal differentiators.
Multiyear innovation roadmap. We have been in the technology and innovation business for over 75 years. Our vast intellectual property portfolio and global research and development capabilities are part of a broader innovation roadmap designed to help organizations take advantage of the expanding amount of data available and leverage the latest technology developments like cloud, artificial intelligence, and cyber security to drive business outcomes now and in the future.
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
Custom financial solutions. We have developed innovative financing solutions and IT consumption models to facilitate the delivery of our products and services to our customers. We deliver flexible investment solutions and expertise that help customers and other partners create unique technology deployments based on specific business needs.
Experienced leadership team with track record of successful performance. Our management team has an extensive track record of performance and execution. We are led by our Chief Executive Officer, Margaret C. Whitman and our President, Antonio Neri, who have proven experience in developing transformative business models, building global brands and driving sustained growth and expansion in the technology industry. Ms. Whitman's experience includes her leadership of HP Co. for four years prior to the Separation and her prior ten years as Chief Executive Officer of eBay Inc. Mr. Neri's experience includes over 20 years combined at HPE and HP Co., in various leadership positions. Our senior management team has over 100 collective years of experience in our industry and possesses extensive knowledge of and experience in the enterprise IT business and the markets in which we compete. Moreover, we have a deep bench of management and technology talent that we believe provides us with an unparalleled pipeline of future leaders and innovators.

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

The mix of our business conducted by direct sales or channel differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing and distribution efforts accordingly. We are focused on driving the depth and breadth of our coverage, in addition to identifying efficiencies and productivity gains, in both our direct and indirect businesses. For example, through our HPE Next initiative, we will reduce the number of countries in which we have a direct sales presence, while simultaneously migrating to a channel-only model in the remaining countries. We typically assign an account manager to manage relationships across our business with large enterprise customers. The account manager is supported by a team of specialists with product and services expertise. For other customers and for consumers, our businesses collaborate to manage relationships with commercial resellers targeting SMBs where appropriate.
Manufacturing and Materials
We utilize a significant number of outsourced manufacturers around the world to manufacture products that we design. The use of outsourced manufacturers is intended to generate cost efficiencies and reduce time to market for our products as well as maintain flexibility in our supply chain and manufacturing processes. In some circumstances, third-party OEMs produce products that we purchase and resell under our brand. In addition to our use of outsourced manufacturers, we currently manufacture a limited number of finished products from components and subassemblies that we acquire from a wide range of vendors. To generate further cost efficiencies, through our HPE Next initiative, we will reduce the number of our manufacturing locations.
Historically, we have utilized two primary methods of fulfilling demand for products: building products to order and configuring products to order. We build products to order to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Alternatively, configuring products to order enables units to match a customer's particular hardware and software customization requirements. To streamline and simplify our operations and reduce our costs to serve our customers, we will reduce the number of active configurations through our HPE Next initiative. Our inventory management and distribution practices in both building products to order and configuring products to order seek to minimize inventory holding periods by taking delivery of the inventory and manufacturing shortly before the sale or distribution of products to our customers.
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
Like other participants in the IT industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. From time to time, we may experience significant price volatility or supply constraints for certain components that are not available from multiple sources or where our suppliers are geographically concentrated. When necessary, we are often able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on our gross margin, but does not generally disrupt production. We may also acquire component inventory in anticipation of supply constraints, or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. See "Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers properly."
International
Our products and services are available worldwide. We believe geographic diversity allows us to meet demand on a worldwide basis for our customers, draws on business and technical expertise from a worldwide workforce, provides stability to our operations, provides revenue streams that may offset geographic economic trends, and offers us an opportunity to access new markets for maturing products.
A summary of our domestic and international results is set forth in Note 3, "Segment Information", to our Consolidated and Combined Financial Statements in Item 8 of Part II. Approximately 66% of our overall net revenue in fiscal 2017 came from outside the United States.
For a discussion of certain risks attendant to our international operations, see "Risk Factors—Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses, and financial condition," and "—We are exposed to fluctuations in foreign currency exchange rates" in Item 1A, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A and Note 14, "Financial Instruments", to our Consolidated and Combined Financial Statements in Item 8 of Part II, which are incorporated herein by reference.
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
Expenditures for research and development were $1.5 billion in fiscal 2017, $1.7 billion in fiscal 2016 and $1.7 billion in fiscal 2015. We anticipate that we will continue to have significant research and development expenditures in the future to support the design and development of innovative, high-quality products, services and solutions to maintain and enhance our competitive position. For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot successfully execute our go-to-market strategy and continue to develop, manufacture and market innovative products, services and solutions, our business and financial performance may suffer" in Item 1A.
Patents
Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At present, our worldwide patent portfolio includes approximately 11,000 patents.
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
For a discussion of risks attendant to intellectual property rights, see "Risk Factors—Our financial performance may suffer if we cannot continue to develop, license or enforce the intellectual property rights on which our businesses depend" and "—Our products and services depend in part on intellectual property and technology licensed from third parties" in Item 1A.

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
Seasonality
General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products, services and solutions experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, European sales are often weaker in the summer months. See Item 1A, "Risk Factors—Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable."
Competition
We have a broad technology portfolio of enterprise IT infrastructure products, solutions and services. We encounter strong competition in all areas of our business. We compete primarily on the basis of technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support, security, and the availability of our IT infrastructure offerings.
The markets in which we compete are characterized by strong competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Most product life cycles are relatively short, and to remain competitive we must develop new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors listed above, among others. In addition, we compete with many of our current and potential partners, including OEMs that design, manufacture and market their products under their own brand names. Our successful management of these competitive partner relationships is critical to our future success. Moreover, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive.
The competitive environments in which each segment operates are described below:
Enterprise Group.    EG operates in the highly competitive enterprise technology infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors include technology vendors such as Dell Technologies Inc., Cisco Systems, Inc., NetApp, Inc., Lenovo Group Ltd., International Business Machines Corporation, Huawei Technologies Co. Ltd., Amazon.com, Inc., Oracle Corporation, Fujitsu Limited, Juniper Networks, Inc., Inspur Co., Ltd., Hitachi Ltd., Extreme Networks, Inc., Pure Storage, Inc., VMware, Nutanix, Inc., Google Inc., and Rackspace Inc. In certain regions, we also experience competition from local companies and from generically branded or "white-box" manufacturers. Our strategy is to deliver superior products, high-value technology support services and differentiated integrated solutions that combine our infrastructure, software and services capabilities. Our competitive advantages include our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
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
For a discussion of certain risks attendant to these competitive environments, see "Risk Factors—We operate in an intensely competitive industry and competitive pressures could harm our business and financial performance" in Item 1A.
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
Employees
We had approximately 66,000 employees as of October 31, 2017.
Additional Information
Intel®, Itanium®, and Intel® Itanium® are trademarks of Intel Corporation in the United States and other countries. AMD is a trademark of Advanced Micro Devices, Inc.
Executive Officers
The following are our current executive officers:
Margaret C. Whitman; age 61; Chief Executive Officer
Ms. Whitman has served as Chief Executive Officer of Hewlett Packard Enterprise since June 2017. Prior to that, Ms. Whitman served as President and Chief Executive Officer from November 2015 to June 2017. Prior to that, Ms. Whitman served as President, Chief Executive Officer, and Chairman of HP Co. from July 2014 to November 2015 and President and Chief Executive Officer of HP Co. from September 2011 to November 2015. From March 2011 to September 2011, Ms. Whitman served as a part-time strategic advisor to Kleiner Perkins Caufield & Byers, a private equity firm. Previously, Ms. Whitman served as President and Chief Executive Officer of eBay Inc., an online marketplace, from 1998 to 2008. Ms. Whitman also serves as a director of The Procter & Gamble Company, a consumer goods company, and of DXC Technology Company, an IT services company, and is a former director of both Zipcar, Inc., a car sharing service, and HP Inc.
Antonio Neri; age 50; President
Mr. Neri has served as President at Hewlett Packard Enterprise since June 2017. Prior to that, Mr. Neri served as Executive Vice President and General Manager, Enterprise Group from November 2015 to June 2017. Prior to that, Mr. Neri served as Senior Vice President and General Manager, Enterprise Group at HP Co. from October 2014 to November 2015. Previously, he served as Senior Vice President and General Manager of the HP Servers business unit from September 2013 to October 2014 and concurrently as Senior Vice President and General Manager of the HP Networking business unit from May 2014 to October 2014. Prior to that, Mr. Neri served as Senior Vice President and General Manager of the HP Technology Services business unit from August 2011 to September 2013 and as Senior Vice President, Customer Services for the HP Personal Systems Group from 1995 until August 2011. From March 2012 to February 2013, Mr. Neri served as a director of MphasiS Limited, a technology company. On November 21, 2017, HPE announced that Mr. Neri was appointed to serve as President and Chief Executive Officer of HPE effective February 1, 2018.

Henry Gomez; age 54; Executive Vice President, Chief Marketing and Communications Officer
Mr. Gomez has served as Executive Vice President and Chief Marketing and Communications Officer of Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Gomez performed a similar role at HP Co. from August 2013 to November 2015. Previously, he served as Chief Communications Officer and Executive Vice President of HP Co. from January 2012 to July 2013. Prior to that, he ran HSG Communications, a consulting business that he founded in September 2008. He also served on the leadership team of Ms. Whitman's gubernatorial campaign from February 2009 to November 2010. From September 2011 to September 2013 he served as a director of BJ's Restaurants, Inc., a food service company.
Kirt P. Karros; age 48; Senior Vice President, Finance and Treasurer
Mr. Karros has served as Senior Vice President, Finance and Treasurer at Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Karros performed a similar role at HP Co. as well as leading Investor Relations from May 2015 to October 2015. Previously, Mr. Karros served as a Principal and Managing Director of Research for Relational Investors LLC, an investment fund, from 2001 to May 2015. Mr. Karros served as a director of PMC-Sierra, a semiconductor company, from August 2013 to May 2015.
Alan May; age 59; Executive Vice President, Human Resources
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
Jeff T. Ricci; age 56; Senior Vice President, Controller and Principal Accounting Officer
Mr. Ricci has served as Senior Vice President, Controller and Principal Accounting Officer at Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Ricci performed a similar role at HP Co. from April 2014 to November 2015. Previously, Mr. Ricci served as Controller and Principal Accounting Officer at HP Co. on an interim basis from November 2013 to April 2014. Prior to that, Mr. Ricci served as Vice President of Finance for HP Co.'s Technology and Operations organization from May 2012 to November 2013. Mr. Ricci served as HP Co.'s Vice President of Finance for Global Accounts and HP Financial Services from March 2011 to May 2012 and Vice President of Finance for HP Software from March 2009 to March 2011.
John F. Schultz; age 53; Executive Vice President, Chief Legal and Administrative Officer and Secretary
Mr. Schultz has served as Executive Vice President, Chief Legal and Administrative Officer and Secretary of Hewlett Packard Enterprise since December 2017. Mr. Schultz previously served as Executive Vice President, General Counsel and Secretary of Hewlett Packard Enterprise from November 2015 to December 2017. Prior to that, Mr. Schultz performed a similar role at HP Co. from April 2012 to November 2015. Previously, he served as Deputy General Counsel for Litigation, Investigations and Global Functions at HP Co. from September 2008 to April 2012. From March 2005 to September 2008, Mr. Schultz was a partner in the litigation practice at Morgan, Lewis & Bockius LLP, a law firm, where, among other clients, he supported HP Co. as external counsel on a variety of litigation and regulatory matters.
Timothy C. Stonesifer; age 50; Executive Vice President and Chief Financial Officer
Mr. Stonesifer has served as Executive Vice President and Chief Financial Officer at Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Stonesifer acted as Senior Vice President and Chief Financial Officer, Enterprise Group at HP Co. from February 2014 to November 2015. Before joining HP Co., he served as Chief Financial Officer of General Motors International Operations, an automotive company, from May 2011 to January 2014. Previously, he served as Chief Financial Officer of Alegco Scotsman, a storage company, from June 2010 to May 2011. Prior to that, Mr. Stonesifer served as Chief Financial Officer of Sabic Innovative Plastics (formerly GE Plastics) from August 2007 to June 2010 after having served in various other positions at General Electric since joining the company in 1989.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://investors.hpe.com, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission. Hewlett Packard Enterprise's Corporate Governance Guidelines, Board of Directors' committee charters (including the charters of the Audit Committee, Finance and Investment Committee, HR and Compensation Committee, Technology Committee, and Nominating, Governance and Social

Responsibility Committee) and code of ethics entitled "Standards of Business Conduct" are also available at that same location on our website. Stockholders may request free copies of these documents from:
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
Our long-term strategy is focused on leveraging our existing portfolio of hardware, software and services as we deliver Hybrid IT solutions to our customers and power the intelligent edge that runs campus, branch and Internet of Things applications. To successfully execute this strategy, we must address business model shifts and optimize go-to-market execution by improving cost structure, aligning sales coverage with strategic goals, improving channel execution and strengthening our capabilities in our areas of strategic focus, while continuing to pursue new product innovation that builds on our strategic capabilities in areas such as cloud and data center computing, software-defined networking, converged storage, high-performance compute, and wireless networking. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas, could adversely affect our business, results of operations and financial condition.
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
We encounter aggressive competition from numerous and varied competitors in all areas of our business, and our competitors have targeted and are expected to continue targeting our key market segments. We compete primarily on the basis of our technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support, security, and the availability of our offerings. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, our results of operations and business prospects could be harmed.
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
Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses, and financial condition.
Our business and financial performance depend significantly on worldwide economic conditions and the demand for technology hardware, software and services in the markets in which we compete. Economic weakness and uncertainty may adversely affect demand for our products, services and solutions, may result in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges, and may make it more difficult for us to manage inventory and make accurate forecasts of revenue, gross margin, cash flows and expenses.
Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Poor financial performance of asset markets combined with lower interest rates and the adverse effects of fluctuating currency exchange rates could lead to higher pension and post-retirement benefit expenses. Interest and other expenses could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, costs of hedging activities and the fair value of derivative instruments. Economic downturns also may lead to restructuring actions and associated expenses. Further, ongoing U.S. federal government spending limits may limit demand for our products, services and solutions from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products, services and solutions.
Sales outside the United States constituted approximately 66% of our net revenue in fiscal 2017. Our future business and financial performance could suffer due to a variety of international factors, including:

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

•
trade regulations and procedures and actions affecting production, pricing and marketing of products, including policies adopted by countries that may champion or otherwise favor domestic companies and technologies over foreign competitors, or federal and state tax reforms;

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
Currencies other than the U.S. dollar, including the euro, the British pound, Chinese yuan (renminbi) and the Japanese yen, can have an impact on our results as expressed in U.S. dollars. Currency volatility contributes to variations in our sales of products and services in impacted jurisdictions. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could adversely affect our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.
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
Our revenue, gross margin and profit vary among our diverse products and services, customer groups and geographic markets and therefore will likely be different in future periods than our historical results. Our revenue depends on the overall demand for our products and services. Delays or reductions in IT spending by our customers or potential customers could have a material adverse effect on demand for our products and services, which could result in a significant decline in revenue. In addition, revenue declines in some of our businesses, may affect revenue in our other businesses as we may lose cross-selling opportunities. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer and geographic mix reflected in that period's net revenue. Competition, lawsuits, investigations, increases in component and manufacturing costs that we are unable to pass on to our customers, component supply disruptions and other risks affecting those businesses therefore may have a significant impact on our overall gross margin and profitability. Variations in fixed cost structure and gross margins across business units and product portfolios may lead to significant operating profit volatility on a quarterly or annual basis. In addition, newer geographic markets may be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may lead to adjustments to our operations. Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period
We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers properly.
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

•
Component shortages.  We may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, the inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also our customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. If shortages or delays persist, the price of certain components (such as dynamic random-access memory (“DRAM”) which increased in price significantly during fiscal 2017) may increase, we may be exposed to quality issues, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, our business and financial performance could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some product or service offerings, which could result in further costs and delays.

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
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or manmade disasters or catastrophic events, for which we are predominantly self-insured. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters and a portion of our research and development activities are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. In addition, our principal worldwide IT data centers are located in the southern United States, making our operations more vulnerable to natural disasters or other business disruptions occurring in that geographical area, such as 2017 hurricane Harvey, which caused severe damage in Houston. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the Czech Republic, Mexico, China and Singapore. We also rely on major logistics hubs, primarily in Asia to manufacture and distribute our products, and primarily in the southwestern United States to import products into the Americas region. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, IT system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near locations more vulnerable to the occurrence of the aforementioned business disruptions, such as near major earthquake faults, and being consolidated in certain geographical areas is unknown and remains uncertain.
Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable.
In some of our businesses, our quarterly sales have periodically reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be cancelled. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages or global logistics disruptions, could adversely impact our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.
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
As part of our business strategy, we may acquire companies or businesses, divest businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). For example, in May 2015, we acquired Aruba Networks, Inc., which provides next-generation network access solutions for mobile enterprise. In May 2016, we completed the sale to Tsinghua Holdings Co., Ltd. ("Tsinghua"), the asset management arm of Tsinghua University in China, of a 51% interest in our wholly owned subsidiary that owns and operates H3C Technologies and our China-based server, storage and technology services businesses for approximately $2.6 billion. On April 1, 2017 and September 1, 2017, we spun off our Enterprise Services and Software businesses, respectively. See also the risk factors below under the heading “Risks Related to the Separations of our Former Enterprise Services Business and our Former Software Segment”
Risks associated with business combination and investment transactions include the following, any of which could adversely affect our revenue, gross margin, profitability and financial results:

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
We have announced restructuring plans, including the 2012 Plan and the 2015 Plan (each as defined below), and the HPE Next initiative, in order to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies that we expect to reduce costs, as well as simplify our organizational structure, upgrade our IT infrastructure and redesign business processes. We may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, including details regarding the 2012 Plan and the 2015 Plan, and the HPE Next initiative, see Note 4, "Restructuring", and Note 5, “HPE Next”, to the Consolidated and Combined Financial Statements.
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

We make estimates and assumptions in connection with the preparation of our Consolidated and Combined Financial Statements and any changes to those estimates and assumptions could adversely affect our results of operations.
In connection with the preparation of our Consolidated and Combined Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, as discussed in Note 19, "Litigation and Contingencies", to our Consolidated and Combined Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, if circumstances change such that we are unable to indefinitely reinvest our foreign earnings outside the United States, future income tax expense and payments may differ significantly from historical amounts and could materially adversely affect our results of operations. As of October 31, 2017, we had $12.0 billion of undistributed earnings from non-U.S. operations indefinitely reinvested outside of the United States. See Note 8, "Taxes on Earnings", to our Consolidated and Combined Financial Statements. The carrying value of our deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, there are proposals for tax legislation that have been introduced or that are being considered that could have a significant effect on our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. Any of these changes could affect our financial performance.
Potential U.S. tax reform could have a material effect on the taxation of our business. Recently, U.S. tax reform bills containing a wide variety of potential changes have been passed by each of the U.S. House of Representatives and the U.S. Senate. Certain changes to U.S. tax laws, specifically U.S. taxation on earnings from international business operations, the deductibility of certain costs, and the continuance of certain tax credits, if enacted, may materially impact our effective tax rate and the amount of taxes we pay.
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
As a leading technology firm we are exposed to attacks from criminals, nation state actors and activist hackers (collectively, malicious parties) who may be able to circumvent or bypass our cyber security measures and misappropriate, maliciously alter or destroy our confidential information or that of third parties, create system disruptions or cause shutdowns. Malicious parties also may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. Malicious parties may compromise our manufacturing supply chain to embed malicious software in our products for use in compromising our customers. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including flaws that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, including bugs, viruses, worms, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, our Pointnext services business may processes, store and transmits data relevant to our clients, including commercially sensitive and personally identifiable information, including the personal information of European citizens covered by the General Data Protection Regulation (GDPR). Breaches of our cyber or physical security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We also could lose existing or potential customers of services or other IT solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
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
In addition, our business is subject to laws addressing privacy and information security. In particular, we face an increasingly complex regulatory environment as we adjust to new and future requirements relating to the security of our offerings. If we were to violate or become liable under laws or regulations associated with security, we could incur substantial costs or face other sanctions. Our potential exposure includes fines and civil or criminal sanctions, and third-party claims.
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
General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to Hewlett Packard Enterprise's performance also may affect the price of Hewlett Packard Enterprise's stock. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. Volatility in the price of our securities could result in the filing of securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.
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
The completed separations of our former Enterprise Services business and our Software Segment were conditioned upon the receipt of an opinion from outside counsel regarding the qualification of (i) the relevant distribution and related transactions as a “reorganization” within the meaning of Sections 368(a), 361 and 355 of the Internal Revenue Code of 1986 (the “Code”); and (ii) the relevant merger as a “reorganization” within the meaning of Section 368(a) of the Code. While the Software Separation is generally expected to qualify for tax-free treatment for us, Seattle SpinCo and Micro Focus, the acquisition of Seattle SpinCo by Micro Focus is expected to result in the recognition of gain (but not loss) for U.S. persons who receive Micro Focus American Depositary Shares in the Software Separation.
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
Our historical financial information for periods prior to the Separation is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information about Hewlett Packard Enterprise relating to fiscal years prior to 2016 in this Form 10-K refers to our business as formerly operated by and integrated with our former Parent, and does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the period presented or those that we will achieve in the future primarily as a result of the following factors, among others:

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

•
Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, had been satisfied as part of the corporate-wide cash management policies of our former Parent prior to the Separation. In connection with the Separation, we have entered into certain financing arrangements described under the section entitled "Description of Material Indebtedness" as part of our transition to becoming a standalone company. We may in the future need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

•	The cost of capital for our business may be higher than our former Parent's cost of capital prior to the Separation.
Other significant changes have occurred and may occur in our cost structure, management, financing and business operations as a result of operating as a separate company. For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated and combined financial statements of our business, see "Consolidated and Combined Financial Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical Consolidated and Combined Financial Statements and accompanying notes included elsewhere in this Form 10-K.
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

ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
As of October 31, 2017, we owned or leased approximately 19 million square feet of space worldwide, a summary of the space actively in use by the Company is provided below.

	As of October 31, 2017
	Owned	Leased	Total
	(Square feet in millions)
Administration and support	6	7	13
(Percentage)	46%	54%	100%
Core data centers, manufacturing plants, research and development facilities, and warehouse operations	1	1	2
(Percentage)	50%	50%	100%
Total(1)	7	8	15
(Percentage)	47%	53%	100%

(1)	Excludes 4 million square feet of vacated space, of which 3 million square feet is leased to third parties.
We believe that our existing properties are in good condition and are suitable for the conduct of our business. Substantially all of our properties are utilized in whole or in part by our EG segment.
In connection with the HPE Next initiative, we anticipate changes in our real estate portfolio over the next several years. These changes may include reductions in overall space, an increase in leased space as a percentage of total space, and the relocation of the Company’s principal executive offices.
Principal Executive Offices
Our principal executive offices, including our global headquarters, are located at 3000 Hanover Street, Palo Alto, California, 94304, United States of America.
Product Development, Services and Manufacturing
The locations of our major product development, manufacturing, and Hewlett Packard Labs facilities are as follows:

Americas

 Brazil—Campinas
 Puerto Rico—Aguadilla

 United States—Alpharetta, Andover, Bellevue, Boise, Carrollton, Chippewa Falls, Colorado Springs, Durham, Fort Collins, Fremont, Houston, Milpitas, Palo Alto, Roseville, San Jose, Santa Clara, Sunnyvale
Europe, Middle East, Africa United Kingdom—Bristol, Erskine
Asia Pacific China—Shanghai India—Bangalore, Chennai Japan—Tokyo Singapore—Singapore Taiwan—Taipei
ITEM 3. Legal Proceedings.
Information with respect to this item may be found in Note 19, "Litigation and Contingencies", to the Consolidated and Combined Financial Statements in Item 8 of Part II, which is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of Hewlett Packard Enterprise is listed on the New York Stock Exchange ("NYSE") with the ticker symbol "HPE." There were 63,228 stockholders of record of Hewlett Packard Enterprise common stock as of November 30, 2017. The high and low common stock sales prices per share for fiscal 2017 and 2016 were as follows:

	Market Price Per Share				Adjusted Market Price Per Share (3)
	2017		2016		2017		2016
Fiscal Quarter	High	Low	High	Low	High	Low	High	Low
First quarter	$24.79	$21.52	$15.88	$11.63	$14.41	$12.51	$9.23	$6.76
Second quarter(1)	$24.88	$17.31	$18.55	$12.02	$14.57	$12.78	$10.78	$6.98
Third quarter	$19.16	$16.37	$21.90	$15.38	$14.86	$12.70	$12.73	$8.94
Fourth quarter(2)	$18.14	$12.97	$23.53	$20.63	$15.12	$12.97	$13.67	$11.99

(1) On April 1, 2017, HPE completed the Everett Transaction, which adjusted the share price due to the distribution.
(2) On September 1, 2017, HPE completed the Seattle Transaction, which adjusted the share price due to the distribution.
(3) Fiscal 2017 and 2016 adjusted market prices per share reflect historical share prices that have been adjusted to reflect the Everett and Seattle Transactions.
Dividends declared and paid per share by fiscal quarter in 2017 were as follows:

	2017
	Q1	Q2	Q3	Q4
Dividends declared	$0.130	$0.065	$0.065	$—
Dividends paid	$0.065	$0.065	$0.065	$0.065
Dividends declared and paid per share by fiscal quarter in 2016 were as follows:

	2016
	Q1	Q2	Q3	Q4
Dividends declared	$0.110	$0.055	$0.055	$—
Dividends paid	$0.055	$0.055	$0.055	$0.055
On October 16, 2017, our Board of Directors increased the regular quarterly cash dividend by 15% from $0.065 to $0.075 per share. The payment of any dividends in the future, and the timing and amount thereof, is within the discretion of our Board of Directors. Our Board of Directors' decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will continue to pay a dividend in any future period.
Issuer Purchases of Equity Securities

Fourth Quarter of Fiscal 2017	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (August 2017)	7,779	$17.52	7,779	$1,264,298
Month #2 (September 2017)	15,788	$13.78	15,788	$1,046,745
Month #3 (October 2017)	18,200	$14.61	18,200	$5,780,744
Total	41,767	$14.84	41,767
During the fiscal year ended October 31, 2017, the Company repurchased and settled 136 million shares of the Company's common stock, which were retired and recorded as a $2.6 billion reduction to stockholders' equity.

On October 13, 2015, our Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion and $5.0 billion on May 24, 2016 and October 16, 2017, respectively. As of October 31, 2017, the Company had a remaining authorization of $5.8 billion for future share repurchases. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. Share repurchases settled in the fourth quarter of fiscal 2017 were open market repurchases. As of October 31, 2017, the Company had unsettled open market repurchases of 1.7 million shares, which were recorded as a $24 million reduction to stockholders' equity.
Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return, the S&P 500 Index and the S&P Information Technology Index. This graph covers the period from November 2, 2015 (the first day HPE's common stock began trading "regular-way" on the NYSE) through October 31, 2017. This graph assumes the investment of $100 in the stock or the index on November 2, 2015 (and the reinvestment of dividends thereafter). On April 1, 2017, we completed the separation and merger of our Enterprise Services business with Computer Sciences Corporation (“CSC”) (collectively, the “Everett Transaction”). HPE stockholders received 0.085904 shares of common stock in the new company for every one share of HPE common stock held at the close of business on the record date. On September 1, 2017, we completed the separation and merger of our Software business segment with Micro Focus International plc (“Micro Focus”) (collectively, the “Seattle Transaction”). HPE stockholders received 0.13732611 American Depository Shares (“Micro Focus ADSs”) in the new company, each of which represents one ordinary share of Micro Focus, for every one share of HPE common stock held at the close of business on the record date. The effect of the Everett and Seattle Transactions are reflected in the cumulative total return as reinvested dividends. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	Fiscal 2016					Fiscal 2017
	11/2015	1/2016	4/2016	7/2016	10/2016	1/2017	4/2017	7/2017	10/2017
Hewlett Packard Enterprise	$100.00	$95.30	$115.78	$146.51	$157.00	$158.90	$174.73	$164.86	$169.80
S&P 500 Index	$100.00	$92.71	$99.25	$105.02	$103.27	$111.28	$117.02	$121.86	$127.67
S&P Information Technology Index	$100.00	$92.88	$94.74	$104.96	$109.74	$116.00	$128.24	$135.90	$152.49
ITEM 6. Selected Financial Data.
The following table presents selected consolidated and combined financial data, which should be read in conjunction with our Consolidated and Combined Financial Statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The Statement of Earnings data for each of the three fiscal years ended October 31, 2017, 2016 and 2015, and the Balance Sheet data as of October 31, 2017 and 2016 set forth below are derived from our audited Consolidated and Combined Financial Statements included elsewhere in this Form 10-K. The Statement of Earnings data for fiscal year ended October 31, 2014 and the Balance Sheet data as of October 31, 2015, are derived from our audited Consolidated and Combined Financial Statements that are not included in this Form 10-K. The Statement of Earnings data for fiscal year ended October 31, 2013 and the Balance Sheet data as of October 31, 2014 and 2013 are derived from our audited Combined Financial Statements that are not included in this Form 10-K.
With the completion of the Everett and Seattle Transactions on April 1, 2017 and September 1, 2017, respectively, the Company has reclassified the historical financial results of the former Enterprise Services segment ("former ES segment") and the former Software segment to Net loss from discontinued operations in its Consolidated and Combined Statements of Earnings, and to assets and liabilities of discontinued operations in its Consolidated and Combined Balance Sheets.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31,
	2017	2016	2015	2014	2013
	In millions, except per share amounts
Statements of Earnings:
Net revenue	$28,871	$30,280	$31,077	$31,518	$31,856
Earnings from continuing operations(1)	$625	$3,903	$1,946	$2,859	$3,317
Net earnings from continuing operations(1)	$436	$3,237	$2,640	$2,249	$3,063
Net loss from discontinued operations	(92)	(76)	(179)	(601)	(1,012)
Net earnings	$344	$3,161	$2,461	$1,648	$2,051
Net earnings (loss) per share
Basic
Continuing operations	$0.26	$1.89	$1.46	$1.25	$1.70
Discontinued operations	(0.05)	(0.05)	(0.10)	(0.34)	(0.56)
Total basic net earnings per share	$0.21	$1.84	$1.36	$0.91	$1.14
Diluted
Continuing operations	$0.26	$1.86	$1.44	$1.23	$1.67
Discontinued operations	(0.05)	(0.04)	(0.10)	(0.33)	(0.55)
Total diluted net earnings per share	$0.21	$1.82	$1.34	$0.90	$1.12
Cash dividends declared per share	$0.26	$0.22	$—	$—	$—
Basic shares outstanding(2)	1,646	1,715	1,804	1,804	1,804
Diluted shares outstanding(2)	1,674	1,739	1,834	1,834	1,834
Balance Sheets:
At year-end:
Total assets(3)	$61,406	$79,629	$79,862	$64,626	$67,157
Long-term debt(4)	$10,182	$12,168	$14,679	$104	$213
Total debt(4)	$14,032	$15,693	$15,353	$968	$1,039

(1) Earnings from continuing operations and net earnings from continuing operations include the following items:

	2017	2016	2015	2014	2013
	In millions
Amortization of intangible assets	$321	$272	$229	$260	$343
Restructuring charges	417	417	197	375	302
Transformation costs(5)	359	—	—	—	—
Disaster charges(6)	93	—	—	—	—
Acquisition and other related charges	203	145	84	1	9
Separation costs	248	362	797	—	—
Defined benefit plan settlement charges and remeasurement (benefit)	(64)	—	(7)	—	—
Gain on H3C and MphasiS divestitures	—	(2,420)	—	—	—
Tax indemnification adjustments(7)	3	(317)	—	—	—
Loss from equity interests(8)	155	93	—	—	—
Total charges before taxes	$1,735	$(1,448)	$1,300	$636	$654
Adjustments for taxes	(348)	(537)	(386)	(52)	(136)
Valuation allowances, net, and separation taxes(9)	(215)	—	(1,296)	—	—
Tax settlements(7)	—	647	—	—	—
Total charges, net of taxes	$1,172	$(1,338)	$(382)	$584	$518
(2) For comparative purposes, the number of shares used to compute basic and diluted net earnings (loss) per share as of October 31, 2015 is also used for the calculation of net earnings (loss) per share for prior periods presented.

(3)
In fiscal 2017, total assets decreased due to the Everett and Seattle Transactions. Total assets increased in fiscal 2015 due to debt issuances and cash transfers from former Parent resulting from our separation capitalization plan.

(4)	In fiscal 2015, Total debt increased due to issuances resulting from our separation capitalization plan.

(5)
In fiscal 2017, Transformation costs represent amounts incurred in connection with the HPE Next initiative and include costs related to labor and non-labor restructuring, program management costs and IT costs, partially offset by a gain on the sale of real estate.

(6)	In fiscal 2017, Disaster charges represent amounts incurred in connection with damages sustained by the Company as a result of Hurricane Harvey.

(7)
Represents tax indemnification adjustments and corresponding tax expense related to the potential settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities indemnified by HP Inc. through the Tax Matters Agreement.

(8)
In fiscal 2017 and 2016, represents the amortization of the basis difference resulting from the Company's equity method investment in H3C. This amount does not include the Company's share of H3C's net income.

(9)
In fiscal 2017, represents taxes related to the Everett and Seattle Transactions. This amount primarily includes the income tax benefit related to U.S. foreign tax credits generated, partially offset by income tax expense as a result of recording valuation allowances on certain U.S. state deferred tax assets. In fiscal 2015, represents an income tax benefit resulting from the release of valuation allowances pertaining to certain U.S. deferred tax assets, partially offset by tax charges to record valuation allowances on certain foreign deferred tax assets.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•
Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares fiscal 2017 to fiscal 2016.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations.  An analysis of our financial results comparing fiscal 2017 and fiscal 2016 to the prior-year periods. A discussion of the results of operations at the consolidated and combined level is followed by a discussion of the results of operations at the segment level.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.

•
Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions, off-balance sheet arrangements, cross-indemnifications with HP Inc. (formerly known as "Hewlett-Packard Company" and also referred to in this Annual Report as "former Parent"), and cross-indemnifications with DXC Technology Company ("DXC") and Micro Focus International plc (“Micro Focus”).

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
Former Parent Separation Transaction
On November 1, 2015, HP Inc. spun-off Hewlett Packard Enterprise Company ("the Separation"). To effect the spin-off, HP Inc. distributed all of the shares of Hewlett Packard Enterprise Company ("HPE") common stock owned by HP Inc. to its stockholders on November 1, 2015. Holders of HP Inc. common stock received one share of Hewlett Packard Enterprise Company stock for every share of HP Inc. stock held as of the record date. As a result of the Separation, we now operate as an independent, publicly-traded company.
Enterprise Services Separation Transaction
On April 1, 2017, we completed the separation and merger of our Enterprise Services business with Computer Sciences Corporation ("CSC") (collectively, the "Everett Transaction"). The Everett Transaction was accomplished by a series of transactions among CSC, HPE, Everett SpinCo, Inc. (a wholly-owned subsidiary of HPE) ("Everett"), and New Everett Merger Sub Inc., a wholly-owned subsidiary of Everett ("Merger Sub"). We transferred the Enterprise Services business to Everett and distributed all of the shares of Everett to HPE stockholders. HPE stockholders received 0.085904 shares of common stock in the new company for every one share of HPE common stock held at the close of business on the record date. Following the distribution, the Merger Sub merged with and into CSC, which became a wholly-owned subsidiary of Everett. At the time of the merger, Everett changed its name to DXC.
Software Segment Separation Transaction
On September 1, 2017, we completed the separation and merger of our Software business segment with Micro Focus (collectively, the “Seattle Transaction”). The Seattle Transaction was accomplished by a series of transactions among Micro Focus, HPE, Seattle SpinCo, Inc. (a wholly-owned subsidiary of HPE) ("Seattle"), and Seattle Merger Sub, Inc., an indirect wholly-owned subsidiary of Micro Focus ("Merger Sub"). We transferred the Software business segment to Seattle and distributed all of the shares of Seattle to HPE stockholders. HPE stockholders received 0.13732611 American Depository Shares ("Micro Focus ADSs") in the new company, each of which represents one ordinary share of Micro Focus, for every one

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

share of HPE common stock held at the close of business on the record date. Following the share distribution, the Merger Sub merged with and into Seattle, which became an indirect wholly-owned subsidiary of Micro Focus.
With the completion of the Everett and Seattle Transactions, we have reclassified the historical financial results of our former Enterprise Services segment ("former ES segment") and our former Software segment to Net loss from discontinued operations in our Consolidated and Combined Statements of Earnings, and to assets and liabilities of discontinued operations in our Consolidated Balance Sheets.
The following Overview, Results of Operations and Liquidity discussions and analysis compare fiscal 2017 to fiscal 2016 and fiscal 2016 to fiscal 2015, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of October 31, 2017, unless otherwise noted.
        For purposes of this MD&A section, we use the terms "Hewlett Packard Enterprise," "HPE," "the Company," "we," "us," and "our" to refer to Hewlett Packard Enterprise Company. References in this MD&A section to "former Parent" refer to HP Inc.
OVERVIEW
We are an industry leading technology company that enables customers to go further, faster. With a deep and comprehensive portfolio, spanning the cloud to the data center to the intelligent edge, our technology and services help customers around the world deliver business outcomes. Our legacy dates back to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers.
We organize our business into three segments for financial reporting purposes: the Enterprise Group ("EG"), Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for fiscal 2017, as compared to fiscal 2016:

	HPE Consolidated		Enterprise Group		Financial Services		Corporate Investments(3)
	Dollars in millions, except for per share amounts
Net revenue(1)	$28,871		$26,211		$3,602		$3
Year-over-year change %	(4.7)%		(5.6	) %	12.9%		(99.5)%
Earnings from continuing operations(2)	$625		$2,707		$304		$(142)
Earnings from continuing operations as a % of net revenue	2.2%		10.3%		8.4%		NM
Year-over-year change percentage points	(10.7	)pts	(2.5	)pts	(2.1	)pts	NM
Net earnings from continuing operations	$436
Net earnings per share
Basic net EPS from continuing operations	$0.26
Diluted net EPS from continuing operations	$0.26

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, separation costs, restructuring charges, transformation costs, acquisition and other related charges, amortization of intangible assets, defined benefit plan settlement charges and remeasurement (benefit), disaster charges, and gains from the divestitures of H3C and MphasiS.

(3)	"NM" represents not meaningful.
Net revenue decreased by $1.4 billion, or 4.7% (decreased 4.1% on a constant currency basis), in fiscal 2017 as compared to fiscal 2016. The leading contributor to the net revenue decrease was a net revenue decline in EG due primarily to a decline in Servers revenue as a result of lower revenue from Tier-1 server sales and a decline in Networking revenue as a result of the divestiture of our controlling interest in the H3C Technologies and China-based Server, Storage and Technology Services businesses ("H3C divestiture") in May 2016. Gross margin was 30.1% ($8.7 billion) and 32.3% ($9.8 billion) for fiscal 2017 and 2016, respectively. The 2.2 percentage point decrease in gross margin was due primarily to lower gross margins in EG as a

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

result of higher commodity costs, particularly dynamic random-access memory ("DRAM"), and competitive pressures affecting Servers and Storage, the impact of the H3C divestiture, particularly in Networking, and unfavorable currency fluctuations. We continue to experience gross margin pressures resulting from increased commodity costs, particularly DRAM, and a competitive pricing environment across our hardware portfolio. Operating margin decreased by 10.7 percentage points in fiscal 2017 due primarily to gains associated with the H3C and MphasiS divestitures recorded in the prior-year period.
As of October 31, 2017, cash and cash equivalents were approximately $9.6 billion, representing a decrease of approximately $3.4 billion from the October 31, 2016 balance of approximately $13.0 billion. The decrease in cash and cash equivalents was due primarily to the following: debt payments of $3.8 billion, share repurchases and cash dividend payments of $3.0 billion, investments in property, plant and equipment, net of sales proceeds of $2.5 billion, and payments made in connection with business acquisitions of $2.2 billion, partially offset by cash dividends received from Everett and Seattle totaling $5.5 billion and proceeds from debt issuances of $2.3 billion.
Trends and Uncertainties
We are in the process of addressing many challenges facing our business. One set of challenges include dynamic and accelerating market trends, such as the market shift of workloads to cloud-related IT infrastructure business models, emergence of software-defined architectures and converged infrastructure functionality and growth in IT consumption models. Certain of our legacy hardware businesses in EG face challenges as customers migrate to cloud-based offerings and reduce their purchases of hardware products. Demand for core server products and traditional storage has weakened and lower traditional compute and storage unit volume is impacting support attach opportunities in Technology Services ("TS") within the EG segment.
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
To be successful in overcoming these challenges, we must address business model shifts and optimize go-to-market execution by improving cost structure, aligning sales coverage with strategic goals, improving channel execution, and strengthening our capabilities in our areas of strategic focus, while continuing to pursue new product innovation that builds on our existing capabilities in areas such as cloud and data center computing, software-defined networking, converged storage, high-performance compute, and wireless networking, which will keep us aligned with market demand, industry trends and the needs of our customers and partners. In addition, we need to continue to improve our operations, with a particular focus on enhancing our end-to-end processes and efficiencies.
During the third quarter of fiscal 2017, we launched an initiative called HPE Next, through which we will architect a purpose-built company designed to compete and win in the markets where we participate. Through this initiative, we will simplify our operating model and the way we work. We will streamline our offerings and business processes to improve our execution. More importantly, we will continue to shift our investments in innovation towards high growth and higher margin solutions and services. This initiative includes consolidating our manufacturing and support services locations, streamlining our business systems and reducing the number of countries in which we have a direct sales presence, while simultaneously migrating to a channel-only model in the remaining countries. For additional details on the HPE Next initiative, see Note 5, "HPE Next", to the Consolidated and Combined Financial Statements in Item 8 of Part II, which is incorporated herein by reference.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled "Risk Factors" in Item 1A, which is incorporated herein by reference.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
General
Our Consolidated and Combined Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management bases

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of HPE's Board of Directors. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.
A summary of significant accounting policies is included in Note 1, "Overview and Summary of Significant Accounting Policies", to the Consolidated and Combined Financial Statements in Item 8 of Part II, which is incorporated herein by reference. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated and Combined Financial Statements.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

For hardware products, we recognize revenue generated from direct sales to end customers and indirect sales to channel partners (including resellers, distributors and value-added solution providers) when the revenue recognition criteria are satisfied. For indirect sales to channel partners, we recognize revenue at the time of delivery when the channel partner has economic substance apart from us and we have completed our obligations related to the sale.
For the various software products we sell, we assess whether the software products were sold on a standalone basis or with hardware products. If the software sold with a hardware product is not essential to the functionality of the hardware product and is more-than-incidental, we treat it as a software deliverable.
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
For SaaS arrangements, we recognize revenue as the service is delivered, generally on a straight-line basis, over the contractual period of performance.
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
Warranty
We accrue the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of our baseline experience. Warranty terms generally range from one to five years for parts and labor, depending upon the product. For certain networking products, we offer a lifetime warranty. Over the last three fiscal years, the annual warranty expense has averaged approximately 1.9% of annual net product revenue.
Restructuring
We have engaged in restructuring actions which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction and enhanced early retirement programs, the fair value of assets made redundant or obsolete, and the fair value of lease and contract cancellation and other exit costs. We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. For a full description of our restructuring actions, refer to our discussions of restructuring in "Results of Operations" below and in Note 4, "Restructuring" and Note 5, "HPE Next", to the Consolidated and Combined Financial Statements.
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
Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 6, "Retirement and Post-Retirement Benefit Plans", to the Consolidated and Combined Financial Statements, which is incorporated herein by reference. The following table provides the impact changes in the weighted-average assumptions of discount rates, the expected increase in compensation levels and the expected long-term return on plan assets would have had on our net periodic benefit cost for fiscal 2017:

	Change in basis points	Change in Net Periodic Benefit Cost
		In millions
Assumptions:
Discount rate	(25)	$28
Expected increase in compensation levels	25	$6
Expected long-term return on plan assets	(25)	$28
Taxes on Earnings
For fiscal 2015 and prior, current income tax liabilities related to entities which filed jointly with former Parent are assumed to be immediately settled with former Parent and are relieved through the former Parent company investment account and the Net transfers to former Parent in the Consolidated and Combined Statements of Cash Flows. Income tax expense and other income tax related information contained in our Consolidated and Combined Financial Statements are presented on a separate return basis as if we filed our own tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for fiscal 2015. The calculation of our income taxes on a separate return basis required a considerable amount of judgment and use of both estimates and allocations. As of November 1, 2015, Hewlett Packard Enterprise Company was formally separated from former Parent; as such, any current income tax liabilities generated by Hewlett Packard Enterprise will be settled by Hewlett Packard Enterprise and no longer included with tax filings of former Parent.
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
We are subject to income taxes in the U.S. and approximately 120 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest, as well as pre-Separation income tax liabilities of HP Inc. for which the Company is jointly and severally liable. For a further discussion on taxes on earnings, refer to Note 8, "Taxes on Earnings", to the Consolidated and Combined Financial Statements.
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
Goodwill
We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. We perform a quantitative test for each of our reporting units as part of our annual goodwill impairment test in the fourth quarter of each fiscal year.
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2017, our reporting units were consistent with the reportable segments identified in Note 3, "Segment Information", to the Consolidated and Combined Financial

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Statements. In the goodwill impairment test, we compare the fair value of each reporting unit to its carrying amount. We estimate the fair value of our reporting units using a weighting of fair values derived most significantly from the income approach and, to a lesser extent, the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. We weight the fair value derived from the market approach depending on the level of comparability of these publicly traded companies to the reporting unit. When market comparables are not meaningful or not available, we estimate the fair value of a reporting unit using only the income approach. A significant and sustained decline in our stock price could provide evidence of a need to record a goodwill impairment charge.
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
If the fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired. If the fair value of the reporting unit is less than its carrying amount, goodwill is impaired. The goodwill impairment loss is measured as the excess of the reporting unit's carrying value over its fair value (not to exceed the total goodwill allocated to that reporting unit).
Our annual goodwill impairment analysis, which we performed as of the first day of the fourth quarter of fiscal 2017, did not result in any impairment charges. The excess of fair value over carrying amount for our reporting units ranged from approximately 32% for EG to approximately 37% for FS of the respective carrying amounts.
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
Fair Value of Derivative Instruments
We use derivative instruments to manage a variety of risks, including risks related to foreign currency exchange rates and interest rates. We use forwards, swaps and, at times, options to hedge certain foreign currency and interest rate exposures. We do not use derivative financial instruments for speculative purposes. At October 31, 2017, the gross notional amount of our derivative portfolio was $28.3 billion. Assets and liabilities related to derivative instruments are measured at fair value, and were $260 million and $477 million, respectively, as of October 31, 2017.
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
For a further discussion of fair value measurements and derivative instruments, refer to Note 13, "Fair Value" and Note 14, "Financial Instruments", respectively, to the Consolidated and Combined Financial Statements.
Loss Contingencies
We are involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events, pertaining to a particular case. Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingency matters further discussed in Note 19, "Litigation and Contingencies", to the Consolidated and Combined Financial Statements are not a meaningful indicator of our potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2017, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in our financial statements.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Consolidated and Combined Financial Statements, see Note 1, "Overview and Summary of Significant Accounting Policies", to the Consolidated and Combined Financial Statements in Item 8 of Part II, which is incorporated herein by reference.
RESULTS OF OPERATIONS
Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue on a constant currency basis, which assumes no change in foreign currency exchange rates from the prior-year period and doesn't adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This change in revenue on a constant currency basis is calculated as the quotient of (a) current year revenue converted to U.S. dollars using the prior-year period's foreign currency exchange rates divided by (b) prior-year period revenue. This information is provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31,
	2017		2016		2015
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$28,871	100.0%	$30,280	100.0%	$31,077	100.0%
Cost of sales	20,177	69.9%	20,507	67.7%	21,013	67.6%
Gross profit	8,694	30.1%	9,773	32.3%	10,064	32.4%
Research and development	1,486	5.1%	1,714	5.7%	1,676	5.4%
Selling, general and administrative	5,006	17.3%	5,380	17.8%	5,142	16.5%
Amortization of intangible assets	321	1.1%	272	0.9%	229	0.7%
Restructuring charges	417	1.5%	417	1.3%	197	0.6%
Transformation costs	359	1.2%	—	—	—	—
Disaster charges	93	0.3%	—	—	—	—
Acquisition and other related charges	203	0.7%	145	0.5%	84	0.3%
Separation costs	248	0.9%	362	1.2%	797	2.6%
Defined benefit plan settlement charges and remeasurement (benefit)	(64)	(0.2)%	—	—	(7)	—
Gain on H3C and MphasiS divestitures	—	—	(2,420)	(8.0)%	—	—
Earnings from continuing operations	625	2.2%	3,903	12.9%	1,946	6.3%
Interest and other, net	(327)	(1.1)%	(284)	(0.9)%	(9)	(0.1)%
Tax indemnification adjustments	(3)	—	317	1.0%	—	—
Loss from equity interests	(23)	(0.1)%	(76)	(0.3)%	(2)	—
Earnings from continuing operations before taxes	272	1.0%	3,860	12.7%	1,935	6.2%
Benefit (provision) for taxes	164	0.5%	(623)	(2.0)%	705	2.3%
Net earnings from continuing operations	436	1.5%	3,237	10.7%	2,640	8.5%
Net loss from discontinued operations	(92)	(0.3)%	(76)	(0.3)%	(179)	(0.6)%
Net earnings	$344	1.2%	$3,161	10.4%	$2,461	7.9%
Net Revenue
The components of the weighted net revenue change by segment were as follows:

	For the fiscal years ended October 31,
	2017	2016
	Percentage Points
Enterprise Group	(5.2)	(2.4)
Financial Services	1.4	(0.1)
Corporate Investments/Other(1)	(0.9)	(0.1)
Total HPE	(4.7)	(2.6)

(1)	Other primarily related to the elimination of intersegment net revenue.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2017 compared with Fiscal 2016
In fiscal 2017, our total net revenue decreased 4.7% (decreased 4.1% on a constant currency basis). U.S. net revenue decreased 4.1% to $9.9 billion, while net revenue from outside of the U.S. decreased 5.0% to $19.0 billion.
From a segment perspective, the primary factors contributing to the change in our total net revenue are summarized as follows:

•	EG net revenue decreased due primarily to a decline in Servers revenue from Tier-1 server sales and a decline in Networking revenue as a result of the H3C divestiture in May 2016; and

•
FS net revenue increased due primarily to higher rental revenue resulting from an increase in operating lease volume and the conversion of capital leases to operating leases in connection with the Everett Transaction.

Fiscal 2016 compared with Fiscal 2015
In fiscal 2016, our total net revenue decreased 2.6% (flat on a constant currency basis) as compared to fiscal 2015. U.S. net revenue increased 7.8% to $10.3 billion, while net revenue from outside of the U.S. decreased 7.2% to $19.9 billion.
From a segment perspective, the primary factors contributing to the change in our total net revenue are summarized as follows:

•	EG net revenue decreased due primarily to unfavorable currency fluctuations and the impact of the H3C divestiture in May 2016, which primarily impacted Networking and TS; and

•	FS net revenue decreased due primarily to unfavorable currency fluctuations and lower asset management activity primarily as a result of lower fixed term renewals.
Gross Margin
Fiscal 2017 compared with Fiscal 2016
Our gross margin decreased by 2.2 percentage points for fiscal 2017 as compared with fiscal 2016. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•	EG gross margin decreased due primarily to higher commodity costs, particularly DRAM, competitive pricing pressures, the impact of the H3C divestiture, and unfavorable currency fluctuations; and

•	FS gross margin decreased due primarily to lower portfolio margins resulting from the increase in operating lease assets and the impact of a bad debt reserve release in the prior-year period.
Fiscal 2016 compared with Fiscal 2015
Our gross margin decreased by 0.1 percentage points for fiscal 2016 compared with fiscal 2015. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•	EG gross margin decreased due primarily to unfavorable currency fluctuations and competitive pricing pressures; and

•	FS gross margin increased due to lower bad debt expense, higher margins on remarketing sales and higher portfolio margins due to an increase in average portfolio assets.
Operating Expenses
Research and Development
R&D expense decreased by $228 million, or 13%, in fiscal 2017 as compared to fiscal 2016, due primarily to cost reduction actions in Hewlett Packard Labs, a decline in cloud-related activities and the impact of the H3C divestiture. This decrease was partially offset by higher expenses within EG due to recent business acquisitions.
R&D expense increased by $38 million, or 2%, in fiscal 2016 as compared to fiscal 2015, due primarily to an increase in R&D expense in Servers, partially offset by a decrease in R&D expense in Networking due to the H3C divestiture.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Selling, General and Administrative
SG&A expense decreased by $374 million, or 7%, for fiscal 2017 as compared to fiscal 2016, due primarily to the impact of the H3C and MphasiS divestitures in fiscal 2016, which represented $294 million of expenses in the prior-year period, cost reduction actions, favorable foreign currency fluctuations, and lower variable compensation expense. This decrease was partially offset by higher expenses resulting from recent business acquisitions.
SG&A expense increased by $238 million, or 5%, for fiscal 2016 as compared to fiscal 2015, due primarily to increased expenses resulting from the Aruba acquisition in May 2015, partially offset by a decrease in expenses resulting from the H3C divestiture in May 2016.
Amortization of Intangible Assets
Amortization expense increased by $49 million, or 18%, in fiscal 2017 as compared to fiscal 2016, due to the addition of intangible assets resulting from business acquisitions, partially offset by certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods.
Amortization expense increased by $43 million, or 19%, in fiscal 2016 as compared to fiscal 2015, due to the addition of intangible assets resulting from the Aruba acquisition, partially offset by certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods.
Restructuring Charges
Restructuring charges remained flat in fiscal 2017 as compared to fiscal 2016, due primarily to continuing charges from the restructuring plan we announced in September 2015 (the "2015 Plan") in connection with the Separation, partially offset by lower charges from the multi-year restructuring plan initially announced in May 2012 (the "2012 Plan"). As of October 31, 2017, both the 2015 Plan and the 2012 Plan are substantially complete.
Restructuring charges increased by $220 million in fiscal 2016 as compared to fiscal 2015, due primarily to higher charges from the 2015 Plan, partially offset by lower charges from the 2012 Plan.
Transformation Costs
During the third quarter of fiscal 2017, we launched the HPE Next initiative, through which we will simplify the organizational structure and redesign business processes. The HPE Next initiative is expected to be implemented through fiscal 2020, during which time we expect to incur expenses for workforce reductions ("HPE Next Plan"), to upgrade and simplify our IT infrastructure, and for other non-labor actions, partially offset by proceeds received from real estate sales. For fiscal 2017, transformation costs of $359 million include restructuring charges related to the HPE Next Plan, program management costs and IT costs, partially offset by a gain from the sale of real estate.
Disaster Charges
During the fourth quarter of fiscal 2017, our facilities in Houston, Texas sustained significant damage as a result of Hurricane Harvey. We continue to evaluate the impact of Hurricane Harvey on the business and have filed a claim under our insurance program for property damage and other covered expenses. For fiscal 2017, we recorded $93 million in Disaster charges, which primarily represented our deductible under the insurance program and an asset impairment charge, in our Consolidated Statement of Earnings.
Acquisition and Other Related Charges
Acquisition and other related charges increased by $58 million in fiscal 2017 as compared to fiscal 2016, due primarily to charges resulting from the acquisitions of Nimble Storage, SimpliVity and SGI.
Acquisition and other related charges increased by $61 million in fiscal 2016 as compared to fiscal 2015, due primarily to charges resulting from the divestiture of H3C, partially offset by lower charges from the acquisition of Aruba in fiscal 2015.
Separation Costs
Separation costs include costs resulting from the Separation in fiscal 2015 and costs resulting from the Everett and Seattle Transactions.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Separation costs decreased by $114 million in fiscal 2017 as compared to fiscal 2016 due to lower costs from the Separation, partially offset by costs from the Everett and Seattle Transactions.
Separation costs decreased by $435 million in fiscal 2016 as compared to fiscal 2015 due to lower costs from the Separation, partially offset by costs from the Everett and Seattle Transactions.
Defined Benefit Plan Settlement Charges and Remeasurement (Benefit)
Defined benefit plan settlement charges and remeasurement (benefit) in fiscal 2017 represents an adjustment to the net periodic pension benefit cost resulting from the remeasurement of certain Hewlett Packard Enterprise pension plans due to plan separations in connection with the Everett and Seattle Transactions.
Defined benefit plan settlement charges and remeasurement (benefit) in fiscal 2015 was related to U.S. defined benefit plan settlement expense and net periodic benefit cost resulting from former Parent's voluntary lump sum program announced January 2015.
Gain on H3C and MphasiS Divestitures
The gain on these divestitures in fiscal 2016 resulted from the sale of 51% of our H3C Technologies and China-based server, storage and technology services businesses and the sale of our equity stake in MphasiS Limited.
Interest and Other, Net
Interest and other, net expense increased by $43 million in fiscal 2017 as compared to fiscal 2016, due primarily to higher interest expense from a higher weighted-average interest rate.
Interest and other, net expense increased by $275 million in fiscal 2016 as compared to fiscal 2015, due primarily to higher interest expense from higher average borrowings, partially offset by higher interest income.
Tax Indemnification Adjustments
Tax indemnification adjustments, representing a $3 million benefit in fiscal 2017 and a $317 million charge in fiscal 2016, resulted from the potential settlement of certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc. and for which we are partially indemnified by HP Inc. under the Tax Matters Agreement.
Loss from Equity Interests
Loss from equity interests primarily represents our 49% interest in H3C. Loss from equity interests decreased by $53 million in fiscal 2017 as compared to fiscal 2016 due to higher net income earned by H3C. The loss is primarily the result of the amortization of our interest in the basis difference which is offset against our share of the net income earned by H3C.
Provision for Taxes
Our effective tax rates were (60.3)%, 16.1% and (36.4)% in fiscal 2017, 2016 and 2015, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented include Puerto Rico, China and Singapore. The Company plans to reinvest earnings of these jurisdictions indefinitely outside the U.S., and therefore have not provided for U.S. taxes on those indefinitely reinvested earnings.
In fiscal 2017, we recorded $554 million of net income tax benefits related to items unique to the year. These amounts primarily included $699 million of income tax benefits in connection with the Everett and Seattle Transactions and $326 million of income tax benefits on restructuring charges, separation costs, transformation costs, and acquisition and other related charges, the effects of which were partially offset by $473 million of income tax charges to record valuation allowances on U.S. state deferred tax assets and $88 million of income tax charges related to pre-Separation tax matters.

In fiscal 2016, we recorded $250 million of net income tax charges related to items unique to the year. These amounts primarily included $714 million of income tax charges related to pre-Separation tax matters, of which $647 million was related to the effect of the potential settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities, and $169 million of income tax charges resulting from a gain on the H3C divestiture, the effects of which were partially offset by $509

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

million of income tax benefits on restructuring charges, separation costs and acquisition and other related charges, and $124 million of income tax benefits resulting from a gain on the MphasiS divestiture.
In fiscal 2015, we recorded $1.7 billion of net income tax benefits related to items unique to the year. These amounts primarily included $1.8 billion of income tax benefits due to the release of valuation allowances pertaining to certain U.S. deferred tax assets, $139 million of income tax benefits related to restructuring charges and separation costs, and $67 million of income tax benefits related to uncertain tax positions, the effects of which were partially offset by $486 million of income tax charges to record valuation allowances on certain foreign deferred tax assets and $229 million of income tax charges related to state tax impacts of the separation of deferred taxes under the Separate Return Method.
For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 8, "Taxes on Earnings", to the Consolidated and Combined Financial Statements.
Segment Information
A description of the products and services for each segment, along with other pertinent information related to Segments can be found in Note 3, "Segment Information", to the Consolidated and Combined Financial Statements in Item 8 of Part II, which is incorporated herein by reference. Future changes to our organizational structure may result in changes to the segments disclosed.
Enterprise Group

	For the fiscal years ended October 31,
	2017	2016	2015
	Dollars in millions
Net revenue	$26,211	$27,779	$28,511
Earnings from operations	$2,707	$3,569	$3,999
Earnings from operations as a % of net revenue	10.3%	12.8%	14.0%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31,
	Net Revenue			Weighted Net Revenue Change Percentage Points
	2017	2016	2015	2017	2016
	Dollars in millions
Servers	$12,674	$13,813	$14,202	(4.1)	(1.4)
Networking	2,511	2,820	2,863	(1.1)	(0.2)
Storage	3,144	3,235	3,180	(0.3)	0.2
Technology Services	7,882	7,911	8,266	(0.1)	(1.2)
Total Enterprise Group	$26,211	$27,779	$28,511	(5.6)	(2.6)
Fiscal 2017 compared with Fiscal 2016
EG net revenue decreased by $1,568 million, or 5.6% (decreased 4.9% on a constant currency basis), in fiscal 2017. The decrease was due primarily to a decline in Servers revenue as a result of a revenue decline of $1,314 million from Tier-1 server sales and a decline in Networking as a result of the H3C divestiture in May 2016, which contributed $809 million in EG net revenue in the prior-year period, partially offset by a revenue contribution of approximately $640 million from the acquisitions of SGI and Nimble Storage during fiscal 2017. EG continues to experience revenue growth challenges due to market trends, including the shift of workloads to cloud deployment models, emergence of software-defined architectures, growth in IT consumption models, and a highly competitive pricing environment.
Servers net revenue decreased by $1,139 million, or 8%, due primarily to a decline in revenue from industry standard servers and Mission-Critical Servers ("MCS"). The decline in industry standard servers revenue was due primarily to lower

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

revenue from Tier-1 server sales, partially offset by growth in core server products, which included revenue from the recently acquired SGI business. Industry standard servers unit volumes decreased by 13%, while average unit prices ("AUPs") increased by 6%. The decrease in unit volumes was a result of the volume decline in the Tier-1 server category. The increase in AUPs was experienced in the density optimized, blades and rack product categories, partially offset by a decline in the tower product category. MCS revenue declined due primarily to the decline in revenue from Itanium products and NonStop solutions.
Networking net revenue decreased by $309 million, or 11%, due primarily to the H3C divestiture, which contributed $620 million of revenue in the prior-year period, partially offset by growth in the Aruba wireless local area network ("WLAN") and campus switching products.
Storage net revenue decreased by $91 million, or 3%, due to continued weakness in traditional storage products and go-to-market sales execution issues. Compared to the prior-year period, revenue from traditional storage solutions declined, while converged storage revenue increased due primarily to growth in our All-Flash Array products, which included revenue from the recently acquired Nimble Storage business.
TS net revenue decreased by $29 million, or remained flat, due primarily to the impact of the H3C divestiture, which represented $170 million of revenue in the prior-year period, which was largely offset by revenue from SGI and growth in the HPE Data Center Care and HPE Proactive Care support solutions.
EG earnings from operations as a percentage of net revenue decreased by 2.5 percentage points in fiscal 2017 due to a decrease in gross margin and an increase in operating expenses as a percentage of net revenue. The gross margin decrease was due primarily to higher commodity costs, particularly DRAM, and competitive pressures affecting Servers and Storage, the impact of the H3C divestiture, particularly in Networking, and unfavorable currency fluctuations, which was partially offset by improved gross margin from a lower mix of Tier-1 server sales revenue, lower variable compensation expense and a higher mix of revenue from Aruba products. Operating expense as a percentage of net revenue increased due to the revenue decline notwithstanding the reduction in operating expense. The decrease in operating expense was due primarily to cost reduction actions, the impact of the H3C divestiture, which represented $279 million of expense in the prior year, and lower variable compensation expense, which was partially offset by increased expenses as a result of our recently acquired businesses.
Fiscal 2016 compared with Fiscal 2015
EG net revenue decreased by $732 million, or 2.6% (flat on a constant currency basis), in fiscal 2016. The decrease in EG net revenue was due primarily to unfavorable currency fluctuations, led by the euro, and the impact of the H3C divestiture, which impacted each of the EG business units, primarily Networking and TS.
Servers net revenue decreased by $389 million, or 3%, due to unfavorable currency fluctuations and a decrease in unit volumes, partially offset by higher AUPs. The decrease in unit volumes was primarily in the tower and rack product categories within industry standard servers, due to market softness in the enterprise and small and medium business market sectors. The increase in AUPs was experienced across each of the industry standard servers product portfolio, resulting from increased option attach activity.
Networking net revenue decreased by $43 million, or 2%, due to lower revenues resulting from the H3C divestiture, partially offset by revenue growth in our Aruba WLAN products.
Storage net revenue increased by $55 million, or 2%, or as a result of growth in Converged Storage solutions led by higher revenue from our 3PAR All-Flash Array products, partially offset by unfavorable currency fluctuations and a decline in traditional storage products.
TS net revenue decreased by $355 million, or 4%, due primarily to unfavorable currency fluctuations, the impact of the H3C divestiture and the discontinuation of support service attach revenue from hardware products sold by former Parent. Partially offsetting the TS revenue decline was growth in HPE Data Center Care and HPE Proactive Care support solutions.
EG earnings from operations as a percentage of net revenue decreased by 1.2 percentage points in fiscal 2016 as a result of a decrease in gross margin and an increase in operating expenses as percentage of net revenue. The gross margin decrease was due primarily to unfavorable currency fluctuations and competitive pricing pressures, partially offset by improved gross margins in Networking from Aruba and higher option attach rates in Servers. The increase in operating expenses as a percentage of net revenue was due primarily to higher administrative expenses and R&D investments, partially offset by favorable currency fluctuations and the impact of the H3C divestiture.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Financial Services

	For the fiscal years ended October 31,
	2017	2016	2015
	Dollars in millions
Net revenue	$3,602	$3,190	$3,216
Earnings from operations	$304	$336	$349
Earnings from operations as a % of net revenue	8.4%	10.5%	10.9%
As a result of the Everett Transaction, during the second quarter of fiscal 2017, the Company converted certain capital lease arrangements with the former ES segment to operating leases, which resulted in higher net equipment under operating leases. Additionally, leasing transactions with the former ES segment were treated as intercompany leases and eliminated in consolidation until the close of the transaction on April 1, 2017, when they became third party leases held with DXC.
Fiscal 2017 compared with Fiscal 2016
FS net revenue increased by $412 million, or 12.9% (increased 13.1% on a constant currency basis), in fiscal 2017 due primarily to higher rental revenue resulting from an increase in operating lease volume and the conversion of capital leases to operating leases in connection with the Everett Transaction, along with higher lease buyout revenue due primarily to a large customer buyout transaction in the fourth quarter of fiscal 2017.
FS earnings from operations as a percentage of net revenue decreased by 2.1 percentage points in fiscal 2017 due to a decrease in gross margin, partially offset by a decrease in operating expense as a percentage of net revenue. The decrease in gross margin was due primarily to lower portfolio margins resulting from the increase in operating lease assets and the impact of a bad debt reserve release in the prior-year period, partially offset by higher margins on lease buyout activity. Operating expenses as a percentage of net revenue decreased primarily as a result of the net revenue increase, as total operating expenses increased by only 3% from the prior-year period.
Fiscal 2016 compared with Fiscal 2015
FS net revenue decreased by $26 million, or 0.8% (increased 2.3% on a constant currency basis), in fiscal 2016 due primarily to unfavorable currency fluctuations and lower asset management activity, primarily as a result of lower fixed-term renewals, partially offset by higher portfolio revenue due to an increase in average portfolio assets.
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
Financing Volume

	For the fiscal years ended October 31,
	2017	2016	2015
	In millions
Total financing volume	$6,085	$6,478	$6,504
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 6.1% in fiscal 2017 and decreased 0.4% in fiscal 2016. The decrease in fiscal 2017 was primarily driven by lower financing volume associated with third-party and HPE product sales and related service offerings, along with unfavorable currency fluctuations. The decrease in fiscal 2016 was driven by unfavorable currency fluctuations, partially offset by higher financing volume associated with third-party product sales and related services offerings.

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
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of October 31,
	2017	2016
	Dollars in millions
Financing receivables, gross	$7,844	$8,033
Net equipment under operating leases	4,413	3,333
Capitalized profit on intercompany equipment sales(1)	656	612
Intercompany leases(1)	115	975
Gross portfolio assets	13,028	12,953
Allowance for doubtful accounts(2)	86	89
Operating lease equipment reserve	49	45
Total reserves	135	134
Net portfolio assets	$12,893	$12,819
Reserve coverage	1.0%	1.0%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)	Intercompany activity is eliminated in consolidation.

(2)	Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.2 billion and $11.4 billion at October 31, 2017 and October 31, 2016, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both October 31, 2017 and October 31, 2016 was $1.6 billion.

The decrease in financing receivables, gross and the corresponding increase in net equipment under operating leases during the fiscal year ended October 31, 2017 is due primarily to the conversion of capital leases to operating leases related to the Everett Transaction. Intercompany leases decreased during the fiscal year ended October 31, 2017 as a result of the Everett Transaction, as leasing transactions with the former ES segment were treated as intercompany leases and eliminated in consolidation until the close of the transaction. As of April 1, 2017, these leases became third party leases held with DXC.
At October 31, 2017 and 2016, FS net cash and cash equivalents and short-term investments were $873 million and $607 million, respectively.
Net portfolio assets at October 31, 2017 increased 0.6% from October 31, 2016. The increase generally resulted from favorable currency fluctuations led by strength in the euro, partially offset by portfolio runoff in excess of new financing volume.
FS bad debt expense includes charges to reserves for sales-type, direct-financing and operating leases. FS recorded net bad debt expense of $45 million, $23 million and $46 million in fiscal 2017, 2016 and 2015, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments

	For the fiscal years ended October 31,
	2017	2016	2015
	Dollars in millions
Net revenue	$3	$591	$684
Loss from operations	$(142)	$(240)	$(271)
Loss from operations as a % of net revenue(1)	NM	NM	NM

(1)	"NM" represents not meaningful.
Effective at the beginning of the second quarter of fiscal 2017, and prior to the completion of the Everett Transaction, we transferred the historical net revenue and operating profit related to the previously divested MphasiS product group from the former ES segment to the Corporate Investments segment.
Net revenue in the current and prior periods includes IP-related royalty revenue. Net revenue in the prior-year periods primarily represents revenue from the MphasiS product group, which was divested in the fourth quarter of fiscal 2016, as well as residual activity from certain cloud-related incubation projects. Corporate Investments net revenue decreased by 99% in fiscal 2017, as compared to the prior-year period, due to the absence of revenue from MphasiS, and by 14% in fiscal 2016, as compared to the prior-year period, due to a decline in revenue from MphasiS.
Corporate Investments loss from operations decreased by 41% in fiscal 2017 and 11% in fiscal 2016, as compared to the prior-year periods, respectively. The decline in loss from operations for fiscal 2017 was due to lower expenses in HP labs and certain cloud-related incubation activities, as well as the absence of operating expenses related to MphasiS. The decline in loss from operations for fiscal 2016 was due primarily to lower expenses associated with cloud-related incubation activities and HP Labs.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, acquisitions, restructuring activities, transformation costs, remaining separation costs, maturing debt, interest payments, income tax payments, in addition to any future investments and any future share repurchases, and future stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A, each of which is incorporated herein by reference.
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
Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may, from time to time, be subject to short-term intercompany loans into the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, some would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign earnings is restricted by local law. Except for foreign earnings that are considered indefinitely reinvested outside of the U.S., we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years, including potentially with respect to U.S. tax reform. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

On October 13, 2015, our Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion and $5.0 billion on May 24, 2016 and October 16, 2017, respectively. As of October 31, 2017, we had a remaining authorization of $5.8 billion for future share repurchases. The number of shares that we repurchase under the share repurchase program may vary depending on numerous factors, including share price, liquidity and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions, and board and management discretion. Additionally, our share repurchase activity, if any, during any particular period may fluctuate. We may commence, accelerate, suspend, delay, or discontinue any share repurchase activity at any time, without notice. This program does not have a specific expiration date.
In fiscal 2017, we repurchased an aggregate of $2.6 billion of our stock as a result of our share repurchase program. For more information on our share repurchase program, refer to Note 17, "Stockholders' Equity", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.
On April 1, 2017, we completed the Everett Transaction. In connection with this transaction, we received a $3.0 billion cash dividend payment from Everett. Everett funded the cash dividend payment from the issuance of approximately $3.5 billion of aggregate debt. The debt was retained by Everett at the close of the transaction.
On September 1, 2017, we completed the Seattle Transaction. In connection with this transaction, we received a $2.5 billion cash dividend payment from Seattle. Seattle funded the cash dividend payment from the issuance of $2.6 billion of debt. The debt was retained by Seattle at the close of the transaction.
During fiscal 2017, in connection with the Everett and Seattle Transactions, we transferred net cash of $711 million and $227 million to DXC and Micro Focus, respectively.
Liquidity
Our cash and cash equivalents, total debt and available borrowing resources were as follows:

	As of October 31,
	2017	2016	2015
	In millions
Cash and cash equivalents	$9,579	$12,987	$9,842
Total debt	$14,032	$15,693	$15,353
Available borrowing resources	$5,891	$6,058	$6,166
Our key cash flow metrics were as follows:

	For the fiscal years ended October 31,
	2017	2016	2015
	In millions
Net cash provided by operating activities	$889	$4,958	$3,661
Net cash (used in) provided by investing activities	(4,907)	419	(5,413)
Net cash provided by (used in) financing activities	610	(2,232)	9,275
Net (decrease) increase in cash and cash equivalents	$(3,408)	$3,145	$7,523
Operating Activities
Net cash provided by operating activities decreased by $4.1 billion for fiscal 2017 as compared to fiscal 2016. The decrease was due primarily to a payment of $1.9 billion for pension funding in connection with the Everett Transaction and lower net earnings, partially offset by improvements in working capital management. Net cash provided by operating activities increased by $1.3 billion for fiscal 2016 as compared to fiscal 2015 due primarily to the impact of improvements in the cash conversion cycle and lower separation payments in fiscal 2016.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Our key working capital metrics were as follows:

	As of October 31,
	2017	2016	2015
Days of sales outstanding in accounts receivable	36	39	49
Days of supply in inventory	39	31	35
Days of purchases outstanding in accounts payable	(102)	(89)	(79)
Cash conversion cycle	(27)	(19)	5
Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. For fiscal 2017, as compared to the prior-year period, the decrease in DSO was due primarily to lower aged accounts receivables, a reduction in accounts receivables of recent acquisitions and improvements in credit and collections. For fiscal 2016, as compared to the prior-year period, the decrease in DSO was due to favorable early payment linearity and strong credit and collections management.
Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. For fiscal 2017, as compared to the prior-year period, the increase in DOS was due primarily to higher inventory resulting from increases in memory component costs and an increase in inventory as a result of recent acquisitions. For fiscal 2016, as compared to the prior-year period, the decrease in DOS was due to lower inventory to support expected service levels, including key commodity buffer management.
Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. For fiscal 2017, as compared to the prior-year period, the increase in DPO was primarily the result of an extension of payment terms with our product suppliers. For fiscal 2016, as compared to the prior-year period, the increase in DPO was due primarily to an extension of payment terms with our product suppliers and favorable purchasing linearity.
The cash conversion cycle is the sum of DSO and DOS, less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms (including extended payment terms from suppliers), the extent of receivables factoring, seasonal trends, the timing of revenue recognition and inventory purchases within the period, and acquisition activity.
Investing Activities
Net cash used in investing activities was $4.9 billion in fiscal 2017 due primarily to $2.5 billion of investments in property, plant and equipment, net of proceeds from sales, and payments of $2.2 billion in connection with business acquisitions. Net cash provided by investing activities increased by $5.8 billion in fiscal 2016 as compared to the prior-year period, due primarily to net proceeds of $3.2 billion from business divestitures and a decrease of $2.6 billion in cash payments made in connection with business acquisitions.
Financing Activities
Net cash provided by financing activities was $0.6 billion in fiscal 2017 due primarily to a $3.0 billion cash dividend payment from Everett, a $2.5 billion cash dividend payment from Seattle and $2.3 billion of cash proceeds from the issuance of debt, partially offset by $3.8 billion of debt redemption payments and $3.0 billion of cash utilization for repurchases of common stock and dividend payments. Net cash used in financing activities was $2.2 billion in fiscal 2016 due primarily to cash utilization for repurchases of common stock and dividend payments. Cash flow from financing activities for fiscal 2015 primarily represents net transfers from former Parent and net payments on debt. As cash and the financing of our operations during that period has historically been managed by former Parent, the components of net transfers from former Parent include cash transfers to us from former Parent and payments by former Parent to settle our obligations. These transactions are considered to be effectively settled for cash at the time the transaction is recorded.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Capital Resources
Debt Levels

	As of October 31,
	2017	2016	2015
	Dollars in millions
Short-term debt	$3,850	$3,525	$674
Long-term debt	$10,182	$12,168	$14,679
Weighted-average interest rate	3.8%	3.4%	3.0%
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure.
On April 28, 2017, we used a portion of the $3.0 billion cash dividend received from Everett to redeem $1.5 billion face value of the 2.450% Senior Notes with an original maturity date of October 5, 2017. A proportional amount of unamortized discount and debt issuance costs have been allocated to the retired debt. These costs, along with the redemption price of $1.5 billion, resulted in an immaterial loss from a partial retirement of Senior Notes.
On September 20, 2017, we completed our debt offering of $1.1 billion aggregate principal amount of 2.100% notes due in 2019. The proceeds from this issuance were used to fund the repayment of the remaining $750 million outstanding principal amount of our 2.450% Senior Notes with an original maturity of October 5, 2017, and the repayment of the $350 million outstanding principal amount of our floating rate Senior Notes with an original maturity of October 5, 2017.
Outstanding borrowings decreased to $14.0 billion as of October 31, 2017, as compared to $15.7 billion at October 31, 2016, due primarily to the net redemption of $1.5 billion face value of the Senior Notes. During fiscal 2017, we issued $11.3 billion and repaid $11.2 billion of commercial paper.
There are two tranches of Senior Notes scheduled to mature in October 2018 with an aggregate face value of $2.9 billion. We expect to refinance these notes. For more information on our borrowings, see Note 15, "Borrowings", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.
In connection with our separation capitalization plan, on October 9, 2015 we completed our offering of $14.6 billion of aggregate principal amount of Senior Notes. As intended, net proceeds of $14.5 billion from the Senior Notes offering were distributed to HP Inc. On December 30, 2016, we exchanged new registered Notes for all of the outstanding $14.6 billion of unregistered Senior Notes. The terms of the new registered Notes in the exchange offer are substantially identical to the terms of the previously unregistered Senior Notes, except that the new Notes are registered under the Securities Act, and certain transfer restrictions, registration rights and additional interest provisions relating to the outstanding Senior Notes do not apply to the new Notes.
Our weighted-average interest rate reflects the effective interest rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 14, "Financial Instruments", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.
Revolving Credit Facility
On November 1, 2015, we entered into a revolving credit facility (the "Credit Agreement"), together with the lenders named therein, JPMorgan Chase Bank, N.A. ("JPMorgan"), as co-administrative agent and administrative processing agent, and Citibank, N.A., as co-administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.0 billion. Loans under the revolving credit facility may be used for general corporate purposes. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to the satisfaction of certain conditions, by up to two, one-year periods. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. As of October 31, 2017 and 2016, no borrowings were outstanding under the Credit Agreement.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Available Borrowing Resources
As of October 31, 2017, we had the following resources available to obtain short- or long-term financing if we need additional liquidity:

As of October 31, 2017
In millions
Commercial paper programs	$4,099
Uncommitted lines of credit	$1,792
For more information on our available borrowings resources, see Note 15, "Borrowings", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.
CONTRACTUAL AND OTHER OBLIGATIONS
Our contractual and other obligations as of October 31, 2017, were as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on long-term debt(1)	$13,318	$3,020	$4,146	$1,394	$4,758
Interest payments on long-term debt(2)	5,042	529	844	605	3,064
Operating lease obligations (net of sublease rental income)	944	186	266	176	316
Purchase obligations and other(3)	792	273	423	96	—
Capital lease obligations (includes interest)	90	5	17	13	55
Total(4)(5)(6)(7)(8)	$20,186	$4,013	$5,696	$2,284	$8,193

(1)	Amounts represent the principal cash payments relating to our long-term debt and do not include fair value adjustments, discounts or premiums and debt issuance costs.

(2)
Amounts represent the expected interest payments relating to our long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Senior Notes to variable interest rates. The impact of our outstanding interest rate swaps at October 31, 2017 was factored into the calculation of the future interest payments on long-term debt.

(3)
Purchase obligations and other include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction, as well as settlements that we have reached with third parties, requiring us to pay determined amounts over a specific period of time. These purchase obligations are related principally to software maintenance and support services and other items. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust terms based on our business needs prior to the delivery of goods or performance of services.

(4)
In fiscal 2018, we anticipate making contributions of $180 million to our non-U.S. pension plans. Our policy is to fund pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows, as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 6, "Retirement and Post-Retirement Benefit Plans", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.

(5)
As of October 31, 2017 we expect future cash payments of approximately $1.2 billion in connection with our approved restructuring plans, which includes $0.7 billion expected to be paid in fiscal 2018 and $0.5 billion expected to be paid through fiscal 2021. Payments for restructuring activities have been excluded from the contractual obligations table, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities, see Note 4, "Restructuring", and Note 5, "HPE Next", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(6)
As of October 31, 2017, we had approximately $4.4 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $125 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 8, "Taxes on Earnings", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.

(7)
In connection with the Separation, the Company entered into a Separation and Distribution Agreement with HP Inc., effective November 1, 2015, whereby the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the Separation. Additionally, in connection with the Separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc., effective November 1, 2015, that governs the rights and obligations of the Company and HP Inc. for certain pre-Separation tax liabilities. The Tax Matters Agreement provides that the Company and HP Inc. will share certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HP Inc.'s U.S. and certain non-U.S. income tax returns. For more information on our general cross-indemnification, Tax Matters Agreement and other income tax matters with HP Inc., see Note 20, "Guarantees, Indemnifications and Warranties", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.

(8)
In connection with the Everett and Seattle Transactions, the Company entered into a Separation and Distribution Agreement with each of DXC, effective May 24, 2016, and Seattle, effective September 7, 2016, whereby DXC and Seattle, as applicable, agreed to indemnify HPE, each of its subsidiaries and each of their respective directors, officers and employees from and against all losses relating to, arising out of or resulting from, among other matters, the liabilities allocated to DXC and Seattle as part of the Everett Transaction and Seattle Transaction, respectively. HPE similarly agreed to indemnify DXC and Seattle, each of their subsidiaries and each of their respective directors, officers and employees from and against all losses relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Everett Transaction and Seattle Transaction, respectively. Additionally, in connection with the Everett and Seattle Transactions, HPE entered into a Tax Matters Agreement with DXC and affiliates, effective March 31, 2017, (the "DXC Tax Matters Agreement"), and Micro Focus and affiliates, effective September 1, 2017, (the "Micro Focus Tax Matters Agreement"), that governs the rights and obligations of HPE and DXC or Micro Focus, as applicable, for certain pre-divestiture tax liabilities and tax receivables. Each of the DXC Tax Matters Agreement and Micro Focus Tax Matters Agreement generally provides that HPE will be responsible for pre-divestiture tax liabilities and will be entitled to pre-divestiture tax receivables that arise from adjustments made by tax authorities to HPE and DXC's, or Micro Focus’, as applicable, U.S. and certain non-U.S. tax returns. In certain jurisdictions, HPE and DXC, or Micro Focus, as applicable, have joint and several liability for past income tax liabilities and accordingly, HPE could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.

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
We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party revolving short-term financing arrangements, see Note 9, "Balance Sheet Details", to the Consolidated and Combined Financial Statements in Item 8, which is incorporated herein by reference.

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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 60 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2017 were the euro, Japanese yen, British pound, and Chinese yuan (renminbi). For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses as of October 31, 2017 and 2016, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2017 and 2016. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $39 million and $47 million at October 31, 2017 and 2016, respectively.
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
We have performed sensitivity analyses as of October 31, 2017 and 2016, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments, financing receivables, and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments, financing receivables, and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2017 and 2016. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, investments and financing receivables, net of interest rate swaps, of $43 million and $39 million at October 31, 2017 and 2016, respectively.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hewlett Packard Enterprise Company

We have audited the accompanying consolidated balance sheets of Hewlett Packard Enterprise Company and subsidiaries (the “Company”) as of October 31, 2017 and 2016, and the related consolidated and combined statements of earnings, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended October 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett Packard Enterprise Company and subsidiaries at October 31, 2017 and 2016, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended October 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hewlett Packard Enterprise Company and subsidiaries' internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
December 15, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hewlett Packard Enterprise Company

We have audited Hewlett Packard Enterprise Company and subsidiaries’ internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hewlett Packard Enterprise Company and subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hewlett Packard Enterprise Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hewlett Packard Enterprise Company and subsidiaries as of October 31, 2017 and 2016, and the related consolidated and combined statements of earnings, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended October 31, 2017 of Hewlett Packard Enterprise Company and subsidiaries and our report dated December 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
December 15, 2017

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
Hewlett Packard Enterprise’s management assessed the effectiveness of Hewlett Packard Enterprise’s internal control over financial reporting as of October 31, 2017, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on the assessment by Hewlett Packard Enterprise’s management, we determined that Hewlett Packard Enterprise’s internal control over financial reporting was effective as of October 31, 2017. The effectiveness of Hewlett Packard Enterprise’s internal control over financial reporting as of October 31, 2017 has been audited by Ernst & Young LLP, Hewlett Packard Enterprise’s independent registered public accounting firm, as stated in their report which appears on page 62 of this Annual Report on Form 10-K.

/s/ MARGARET C. WHITMAN	/s/ TIMOTHY C. STONESIFER
Margaret C. Whitman Chief Executive Officer	Timothy C. Stonesifer Executive Vice President and Chief Financial Officer
December 15, 2017	December 15, 2017

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated and Combined Statements of Earnings

	For the fiscal years ended October 31,
	2017	2016	2015
	In millions, except per share amounts
Net revenue:
Products	$17,597	$18,843	$19,135
Services	10,878	11,073	11,581
Financing income	396	364	361
Total net revenue	28,871	30,280	31,077
Costs and expenses:
Cost of products	12,715	13,040	13,294
Cost of services	7,197	7,218	7,479
Financing interest	265	249	240
Research and development	1,486	1,714	1,676
Selling, general and administrative	5,006	5,380	5,142
Amortization of intangible assets	321	272	229
Restructuring charges	417	417	197
Transformation costs(1)	359	—	—
Disaster charges(2)	93	—	—
Acquisition and other related charges	203	145	84
Separation costs	248	362	797
Defined benefit plan settlement charges and remeasurement (benefit)(3)	(64)	—	(7)
Gain on H3C and MphasiS divestitures	—	(2,420)	—
Total costs and expenses	28,246	26,377	29,131
Earnings from continuing operations	625	3,903	1,946
Interest and other, net	(327)	(284)	(9)
Tax indemnification adjustments	(3)	317	—
Loss from equity interests(4)	(23)	(76)	(2)
Earnings from continuing operations before taxes	272	3,860	1,935
Benefit (provision) for taxes	164	(623)	705
Net earnings from continuing operations	436	3,237	2,640
Net loss from discontinued operations	(92)	(76)	(179)
Net earnings	$344	$3,161	$2,461
Net earnings (loss) per share:(5)
Basic
Continuing operations	$0.26	$1.89	$1.46
Discontinued operations	(0.05)	(0.05)	(0.10)
Total basic net earnings (loss) per share	$0.21	$1.84	$1.36
Diluted
Continuing operations	$0.26	$1.86	$1.44
Discontinued operations	(0.05)	(0.04)	(0.10)
Total diluted net earnings (loss) per share	$0.21	$1.82	$1.34
Cash dividends declared per share	$0.26	$0.22	$—
Weighted-average shares used to compute net earnings (loss) per share:(5)
Basic	1,646	1,715	1,804
Diluted	1,674	1,739	1,834

(1)
Represents amounts incurred in connection with the HPE Next initiative and includes costs related to labor and non-labor restructuring, program management costs and IT costs, partially offset by a gain on the sale of real estate.

(2)	Represents amounts incurred in connection with damages sustained by the Company as a result of Hurricane Harvey.

(3)
In fiscal 2017, represents adjustments to the net periodic pension cost resulting from remeasurements of Hewlett Packard Enterprise pension plans due to plan separations in connection with the separation and merger of Seattle SpinCo, Inc. with Micro Focus and Everett SpinCo, Inc. with Computer Sciences Corporation. In fiscal 2015, Defined benefit plan settlement charges and remeasurement (benefit), was related to U.S. defined benefit plan settlement expense and net periodic benefit cost resulting from former Parent's voluntary lump sum program announced in January 2015.

(4)	Primarily represents the Company’s ownership interest in the net earnings of H3C, which the Company records as an equity method investment.

(5)
On November 1, 2015, HP Inc. (formerly Hewlett-Packard Company) distributed a total of 1.8 billion shares of Hewlett Packard Enterprise common stock to HP Inc. stockholders as of the record date, which is used in the computation of net earnings per share ("EPS") for the fiscal year ended October 31, 2015.

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated and Combined Statements of Comprehensive Income

	For the fiscal years ended October 31,
	2017	2016	2015
	In millions
Net earnings	$344	$3,161	$2,461
Other comprehensive income (loss) before taxes:
Change in net unrealized losses on available-for-sale securities:
Net unrealized losses arising during the period	(8)	(4)	(10)
(Gains) losses reclassified into earnings	(4)	3	—
	(12)	(1)	(10)
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized gains arising during the period	46	226	481
Net gains reclassified into earnings	(145)	(270)	(480)
	(99)	(44)	1
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	944	(1,777)	(382)
Amortization of actuarial loss and prior service benefit	285	284	214
Curtailments, settlements and other	15	(18)	4
Plans transferred from former Parent during the period	—	—	(2,607)
	1,244	(1,511)	(2,771)
Change in cumulative translation adjustment:
Cumulative translation adjustment arising during the period	(14)	(154)	(198)
Release of cumulative translation adjustment as a result of H3C and MphasiS divestitures	—	75	—
	(14)	(79)	(198)
Other comprehensive income (loss) before taxes	1,119	(1,635)	(2,978)
(Provision) benefit for taxes	(145)	51	211
Other comprehensive income (loss), net of taxes	974	(1,584)	(2,767)
Comprehensive income (loss)	$1,318	$1,577	$(306)

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	As of October 31,
	2017	2016
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$9,579	$12,987
Accounts receivable	3,073	3,151
Financing receivables	3,378	3,360
Inventory	2,315	1,720
Assets held for sale(1)	14	—
Other current assets	3,085	2,694
Current assets of discontinued operations	—	5,005
Total current assets	21,444	28,917
Property, plant and equipment	6,269	6,375
Long-term financing receivables and other assets(2)	12,600	10,476
Investments in equity interests	2,535	2,648
Goodwill	17,516	16,090
Intangible assets	1,042	675
Non-current assets of discontinued operations	—	14,448
Total assets	$61,406	$79,629
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and short-term borrowings(2)	$3,850	$3,525
Accounts payable	6,072	4,945
Employee compensation and benefits	1,156	1,253
Taxes on earnings	429	161
Deferred revenue	3,128	2,996
Accrued restructuring	445	256
Other accrued liabilities	3,844	3,717
Current liabilities of discontinued operations	—	5,676
Total current liabilities	18,924	22,529
Long-term debt(2)	10,182	12,168
Other non-current liabilities	8,795	8,874
Non-current liabilities of discontinued operations	—	4,540
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,595 and 1,666 shares issued and outstanding at October 31, 2017 and October 31, 2016, respectively)	16	17
Additional paid-in capital	33,583	35,248
(Accumulated deficit) retained earnings	(7,238)	2,782
Accumulated other comprehensive loss	(2,895)	(6,599)
Total HPE stockholders' equity	23,466	31,448
Non-controlling interests of continuing operations	39	40
Non-controlling interests of discontinued operations	—	30
Total stockholders' equity	23,505	31,518
Total liabilities and stockholders' equity	$61,406	$79,629

(1) During the fourth quarter of fiscal 2017, in connection with the HPE Next initiative, the Company determined that certain assets met the criteria to be classified as Assets held for sale. The Company expects these assets to be sold within the next twelve months.

(2)
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated and Combined Statements of Cash Flows

	For the fiscal years ended October 31,
	2017	2016	2015
	In millions
Cash flows from operating activities:
Net earnings	$344	$3,161	$2,461
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,051	3,775	3,947
Stock-based compensation expense	428	558	565
Provision for doubtful accounts	34	61	52
Provision for inventory	95	171	155
Restructuring charges(1)	964	1,236	954
Deferred taxes on earnings	(1,122)	(1,345)	(2,522)
Excess tax benefit from stock-based compensation	(143)	(20)	(100)
Gain on H3C and MphasiS divestitures	—	(2,420)	—
Loss from equity interests	23	76	2
Dividends received from equity investee(2)	98	—	—
Other, net	543	195	374
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	457	991	9
Financing receivables	(462)	(301)	(393)
Inventory	(542)	34	(424)
Accounts payable	992	66	868
Taxes on earnings	(265)	1,615	956
Restructuring	(800)	(1,044)	(1,021)
Other assets and liabilities(3)	(2,806)	(1,851)	(2,222)
Net cash provided by operating activities	889	4,958	3,661
Cash flows from investing activities:
Investment in property, plant and equipment	(3,137)	(3,280)	(3,344)
Proceeds from sale of property, plant and equipment	679	450	380
Purchases of available-for-sale securities and other investments	(45)	(656)	(243)
Maturities and sales of available-for-sale securities and other investments	38	585	298
Financial collateral posted	(686)	—	—
Financial collateral returned	466	—	—
Payments made in connection with business acquisitions, net of cash acquired	(2,202)	(22)	(2,644)
Proceeds from business divestitures, net(4)	(20)	3,342	140
Net cash (used in) provided by investing activities	(4,907)	419	(5,413)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	18	(71)	(39)
Proceeds from debt, net of issuance costs	2,259	1,074	866
Payment of debt	(3,783)	(833)	(1,077)
Settlement of cash flow hedge	5	3	—
Issuance of common stock under employee stock plans	411	119	—
Repurchase of common stock	(2,556)	(2,662)	—
Net transfers from former Parent	—	491	9,440
Net transfer of cash and cash equivalents to Everett	(711)	—	—
Net transfer of cash and cash equivalents to Seattle	(227)	—	—
Cash dividend from Everett(5)	3,008	—	—
Cash dividend from Seattle(6)	2,500	—	—
Restricted cash transfer(7)	(29)	—	—
Issuance of Senior Notes relating to Separation	—	—	14,546
Distribution of net proceeds of Senior Notes relating to Separation, to former Parent	—	—	(14,529)
Cash dividends paid	(428)	(373)	(32)
Excess tax benefit from stock-based compensation	143	20	100
Net cash provided by (used in) financing activities	610	(2,232)	9,275
(Decrease) increase in cash and cash equivalents	(3,408)	3,145	7,523
Cash and cash equivalents at beginning of period	12,987	9,842	2,319
Cash and cash equivalents at end of period	$9,579	$12,987	$9,842
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$836	$656	$192
Interest expense paid	$415	$585	$291
Supplemental schedule of non-cash investing and financing activities:
Net transfers of property, plant and equipment from former Parent	$—	$—	$1,788
Net assets transferred to Everett and Seattle	$5,946	$—	$—

(1)	For fiscal 2017, the amount includes $296 million of restructuring charges related to the HPE Next initiative, which is reported within Transformation costs in the Consolidated Statement of Earnings.
(2) Represents a cash dividend received from H3C as a return on investment.

(3)	For fiscal 2017, the amount includes $1.9 billion of pension funding payments associated with the separation and merger of Everett SpinCo, Inc. with Computer Sciences Corporation.

(4)
For fiscal 2017, the amount represents a working capital adjustment payment made in connection with the divestiture of the Company's controlling interest in the H3C Technologies and China-based Server, Storage and Technology Services businesses ("H3C divestiture") in May 2016.

(5)
Represents a $3.0 billion cash dividend payment from Everett SpinCo, Inc. to HPE, the proceeds of which were funded from the issuance of $3.5 billion of debt by Everett SpinCo, Inc. The debt was retained by Everett SpinCo, Inc.

(6) Represents a $2.5 billion cash dividend payment from Seattle SpinCo, Inc. to HPE, the proceeds of which were funded from the issuance of $2.6 billion of aggregate debt by Seattle SpinCo, Inc. The debt was retained by Seattle SpinCo, Inc.
(7) Represents the difference between the net proceeds from the Seattle debt issuance in the third quarter of fiscal 2017 and the amount held in escrow through the close of the transaction. This was settled in the fourth quarter of fiscal 2017 with the net transfer of cash and cash equivalents to Seattle.

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated and Combined Statements of Stockholders' Equity

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Former Parent Company Investment	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2014	—	$—	$—	$39,024	$—	$(2,248)	$36,776	$396	$37,172
Net earnings				2,461			2,461		2,461
Other comprehensive loss						(2,767)	(2,767)		(2,767)
Comprehensive loss							(306)		(306)
Net transfers from former Parent				11,594			11,594		11,594
Distribution of net proceeds of Senior Notes to former Parent				(14,529)			(14,529)		(14,529)
Changes in non-controlling interests								(13)	(13)
Balance at October 31, 2015	—	$—	$—	$38,550	$—	$(5,015)	$33,535	$383	$33,918
Separation-related adjustments				(1,236)			(1,236)		(1,236)
Issuance of common stock and reclassification of former Parent company investment	1,803,719	18	37,296	(37,314)			—		—
Net earnings					3,161		3,161	33	3,194
Other comprehensive loss						(1,584)	(1,584)	—	(1,584)
Comprehensive income							1,577	33	1,610
Issuance of common stock in connection with employee stock plans and other	20,374		15				15		15
Repurchases of common stock	(157,761)	(1)	(2,661)				(2,662)		(2,662)
Tax benefit from employee stock plans			1				1		1
Cash dividends declared					(379)		(379)		(379)
Stock-based compensation expense			597				597		597
Changes in non-controlling interests								(9)	(9)
MphasiS divestiture								(337)	(337)
Balance at October 31, 2016	1,666,332	$17	$35,248	$—	$2,782	$(6,599)	$31,448	$70	$31,518
Everett Transaction					(3,671)	2,579	(1,092)	(30)	(1,122)
Seattle Transaction					(6,182)	151	(6,031)		(6,031)
Net earnings					344		344	(1)	343
Other comprehensive income						974	974	—	974
Comprehensive income							1,318	(1)	1,317
Issuance of common stock in connection with employee stock plans and other	66,618		75				75		75
Repurchases of common stock	(137,789)	(1)	(2,497)		(82)		(2,580)		(2,580)
Tax benefit from employee stock plans			137				137		137

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Cash dividends declared					(429)		(429)		(429)
Stock-based compensation expense			620				620		620
Balance at October 31, 2017	1,595,161	$16	$33,583	$—	$(7,238)	$(2,895)	$23,466	$39	$23,505

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements

Note 1: Overview and Summary of Significant Accounting Policies
Background
Hewlett Packard Enterprise Company ("we", "us", "our", "Hewlett Packard Enterprise", "HPE", or "the Company") is an industry leading technology company that enables customers to go further, faster. With a deep and comprehensive portfolio, spanning the cloud to the data center to the intelligent edge, its technology and services help customers around the world make better business outcomes. Hewlett Packard Enterprise's customers range from small- and medium-sized businesses ("SMBs") to large global enterprises.
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
In connection with the Separation, the Company entered into a Tax Matters Agreement with former Parent, which resulted in the indemnification of certain pre-Separation tax liabilities. During the fiscal year ended October 31, 2016, Separation-related adjustments totaling $1.2 billion were recorded in stockholders' equity. Separation-related adjustments to equity primarily reflected the impact of the income tax indemnification and the transfer of certain deferred tax assets and liabilities between former Parent and the Company. See Note 20, "Guarantees, Indemnifications and Warranties", for a full description of the Tax Matters Agreement.
Enterprise Services Separation Transaction
On April 1, 2017, HPE completed the separation and merger of its Enterprise Services business with Computer Sciences Corporation (“CSC”) (collectively, the “Everett Transaction”). The Everett Transaction was accomplished by a series of transactions among CSC, HPE, Everett SpinCo, Inc. (a wholly-owned subsidiary of HPE) (“Everett”), and New Everett Merger Sub Inc., a wholly-owned subsidiary of Everett (“Merger Sub”). HPE transferred its Enterprise Services business to Everett and distributed all of the shares of Everett to HPE stockholders. HPE stockholders received 0.085904 shares of common stock in the new company for every one share of HPE common stock held at the close of business on the record date. Following the distribution, the Merger Sub merged with and into CSC. At the time of the merger, Everett changed its name to DXC Technology Company (“DXC”).
In connection with the Everett Transaction, Everett borrowed an aggregate principal amount of approximately $3.5 billion which consisted of a term loan facility in the principal amount of $2.0 billion and Senior Notes in the principal amount of $1.5 billion. The proceeds from these arrangements were used to fund a $3.0 billion cash dividend payment from Everett to HPE and the remaining approximately $0.5 billion was retained by Everett. This debt was retained by Everett.
In connection with the Everett Transaction, HPE and Everett and, in some cases, CSC, entered into several agreements that will govern the relationship between the parties going forward, including an Employee Matters Agreement, a Tax Matters Agreement, an Intellectual Property Matters Agreement, a Transition Services Agreement, and a Real Estate Matters Agreement. For more information on the impact of these agreements, see Note 2, "Discontinued Operations", Note 6, "Retirement and Post-Retirement Benefit Plans", Note 8, "Taxes on Earnings", Note 19, "Litigation and Contingencies", and Note 20, "Guarantees, Indemnifications and Warranties".
Software Segment Separation Transaction
On September 1, 2017, HPE completed the separation and merger of its Software business segment with Micro Focus International plc (“Micro Focus”) (collectively, the “Seattle Transaction”). The Seattle Transaction was accomplished by a series of transactions among HPE, Micro Focus, Seattle SpinCo, Inc. (a wholly-owned subsidiary of HPE) (“Seattle”), and Seattle MergerSub, Inc., an indirect wholly-owned subsidiary of Micro Focus (“Merger Sub”). HPE transferred its Software business segment to Seattle and distributed all of the shares of Seattle to HPE stockholders. HPE stockholders received 0.13732611 American Depository Shares (“Micro Focus ADSs”) in the new company, each of which represents one ordinary

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

share of Micro Focus, for every one share of HPE common stock held at the close of business on the record date. Following the share distribution, the Merger Sub merged with and into Seattle.
In connection with the Seattle Transaction, during the third quarter of fiscal 2017, Seattle SpinCo, Inc. entered into a term loan facility in the principal amount of $2.6 billion. Just prior to the September 1, 2017 spin-off of Seattle, the proceeds from the term loan were used to fund a $2.5 billion dividend payment from Seattle to HPE per the terms of the merger agreement, and to pay expenses associated with the borrowing. This debt was retained by Seattle.
In connection with the Seattle Transaction, HPE and Seattle and, in some cases, Micro Focus, entered into several agreements that will govern the relationship between the parties going forward, including an Employee Matters Agreement, a Tax Matters Agreement, an Intellectual Property Matters Agreement, a Transition Services Agreement, and a Real Estate Matters Agreement. For more information on the impact of these agreements, see Note 2, "Discontinued Operations", Note 6, "Retirement and Post-Retirement Benefit Plans", Note 8, "Taxes on Earnings", Note 19, "Litigation and Contingencies", and Note 20, "Guarantees, Indemnifications and Warranties".
HPE Next
During the third quarter of fiscal 2017, the Company launched an initiative called HPE Next, through which it will simplify the organizational structure and redesign business processes. The HPE Next initiative is expected to be implemented through fiscal 2020. During this time, the Company expects to incur expenses for workforce reductions, to upgrade and simplify its IT infrastructure, and for other non-labor actions. These costs will be partially offset by gains from real estate sales, all of which will be recorded within Transformation costs in the Consolidated Statement of Earnings. For more details on the HPE Next initiative and Transformation costs, see Note 5, "HPE Next".
Basis of Presentation
Prior to October 31, 2015, the Combined Financial Statements were derived from the Consolidated Financial Statements and accounting records of former Parent, as if the Company was operating on a standalone basis during the periods presented. From and after October 31, 2015, substantially all of the assets and liabilities and operations of the Company were transferred from former Parent to the Company, and the Consolidated and Combined Financial Statements included the accounts of the Company and its wholly-owned subsidiaries in accordance with the separation agreement for the transfer from former Parent to the Company. These Consolidated and Combined Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP").
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
Former Parent maintained various benefit and stock-based compensation plans at a corporate level and other benefit plans at a subsidiary level. The Company's employees participated in those programs and a portion of the cost of those plans was included in the Company's Consolidated and Combined Financial Statements. See Note 6, "Retirement and Post-Retirement Benefit Plans", and Note 7, "Stock-based Compensation", for a further description.
The historical results of operations and financial position of both Everett and Seattle are reported as discontinued operations in the Consolidated and Combined Statements of Earnings and the Consolidated Balance Sheets, respectively. The historical information in the accompanying Notes to the Consolidated and Combined Financial Statements has been restated to reflect the effects of the Everett Transaction and the Seattle Transaction. For further information on discontinued operations, see Note 2, "Discontinued Operations".

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Principles of Consolidation and Combination
The accompanying Consolidated and Combined Financial Statements include the accounts of the Company and other subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated and combined businesses of the Company have been eliminated.
Prior to the Separation, intercompany transactions between the Company and former Parent are considered to be effectively settled in the Consolidated and Combined Financial Statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statements of Cash Flows within financing activities.
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
Former Parent Company Investment
Former Parent company investment in Consolidated and Combined Statements of Stockholders' Equity represents former Parent's historical investment in the Company, the net effect of transactions with and allocations from former Parent and the Company's accumulated earnings. See Note 16, "Related Party Transactions and former Parent Company Investment", for further information about transactions between the Company and former Parent.
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
Software
The Company recognizes revenue from perpetual software licenses at the inception of the license term, assuming all revenue recognition criteria have been satisfied. Term-based software license revenue is generally recognized ratably over the term of the license. The Company uses the residual method to allocate revenue to software licenses at the inception of the arrangement when VSOE of fair value for all undelivered elements, such as post-contract customer support, exists and all other revenue recognition criteria have been satisfied. The Company recognizes revenue from maintenance and unspecified upgrades or updates provided on a when-and-if-available basis ratably over the period during which such items are delivered. The Company recognizes revenue for software-as-a-service ("SaaS") arrangements as the service is delivered, generally on a straight-line basis, over the contractual period of performance.
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
Deferred revenue represents amounts invoiced in advance for product support contracts, software customer support contracts, consulting and integration projects, product sales or leasing income.
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
Retirement and Post-Retirement Plans
The Company has various defined benefit, other contributory and noncontributory, retirement and post-retirement plans. The Company generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the average remaining estimated service life or, in the case of closed plans, life expectancy of participants. In limited cases, actuarial gains and losses are amortized using the corridor approach. See Note 6, “Retirement and Post-Retirement Benefit Plans” for a full description of these plans and the accounting and funding policies.
Advertising
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Advertising expense totaled approximately $255 million in fiscal 2017, $215 million in fiscal 2016 and $147 million in fiscal 2015.
Restructuring
The Company records charges associated with approved restructuring plans to reorganize one or more of the Company's business segments, to remove duplicative headcount and infrastructure associated with business acquisitions or to simplify business processes and accelerate innovation. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. The Company records restructuring charges based on estimated employee terminations and site closure and consolidation plans. The Company accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements.
Taxes on Earnings
For fiscal 2015 and prior, current income tax liabilities related to entities which filed jointly with former Parent are assumed to be immediately settled with former Parent and are relieved through the former Parent company investment account and the Net transfers to former Parent in the Consolidated and Combined Statements of Cash Flows. Income tax expense and other income tax-related information contained in these Consolidated and Combined Financial Statements are presented on a separate return basis, as if the Company filed its own tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company were a separate taxpayer and a standalone enterprise for fiscal 2015. As of November 1, 2015, Hewlett Packard Enterprise Company was formally separated from former Parent; as such, any current income tax liabilities generated by the Company will be settled by the Company and are no longer included with tax filings of former Parent.
The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse.
The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to realize. In determining the need for a valuation allowance, the Company considers future market growth, forecasted earnings, future sources of taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies. In the event the Company were to determine that it is more likely than not that the Company will be unable to realize all or part of its deferred tax assets in the future, the Company would increase the valuation allowance and recognize a corresponding charge to earnings or other comprehensive income in the period in which such a determination were made. Likewise, if the Company later determines that the deferred tax assets are more likely than not to be realized, the Company would reverse the applicable portion of the previously recognized valuation allowance. In order for the Company to realize deferred tax assets, the Company must be able to generate sufficient taxable income in the jurisdictions in which the deferred tax assets are located.
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
The Company participated in former Parent's third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers through July 31, 2015. From and after August 1, 2015, all of the Company's transactions are under its own third-party revolving short-term financing arrangements. These financing arrangements, which in certain cases provide for partial recourse, result in the transfer of the Company's trade receivables to a third party. The Company reflects amounts transferred to, but not yet collected from, the third party in Accounts receivable in the Consolidated Balance Sheets. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in Other accrued liabilities in the Consolidated Balance Sheets.
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
Credit risk with respect to accounts receivable and financing receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of the financial condition of its customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of October 31, 2017, no single customer accounted for more than 10% of the Company's gross accounts receivable balance. As of October 31, 2016, one customer accounted for approximately 11% of the Company's gross accounts receivable balance.
The Company utilizes outsourced manufacturers around the world to manufacture company-designed products. The Company may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 87% and 83% of the Company's manufacturer receivables of $594 million and $382 million at October 31, 2017 and 2016, respectively. The Company includes the manufacturer receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. The Company's credit risk associated with these receivables is mitigated wholly or in part by the amount the Company owes to these outsourced manufacturers, as the Company generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. The Company does not reflect the sale of these components in revenue and does not recognize any profit on these component sales until the related products are sold by the Company, at which time any profit is recognized as a reduction to cost of sales. The Company obtains a significant number of components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of the Company's relationship with a single source supplier, or any unilateral modification to the contractual terms under which the Company is supplied components by a single source supplier could adversely affect the Company's revenue and gross margins.

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
Goodwill
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. The Company performs a quantitative test for all of its reporting units as part of its annual goodwill impairment test in the fourth quarter of each fiscal year.
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2017, the Company's reporting units are consistent with the reportable segments identified in Note 3, "Segment Information". To test for impairment, the Company compares the fair value of each reporting unit to its carrying amount. The Company estimates the fair value of its reporting units using a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows. The Company prepares cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, the Company estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. The Company weights the fair value derived from the market approach depending on the level of comparability of these publicly traded companies to the reporting

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

unit. When market comparables are not meaningful or not available, the Company estimates the fair value of a reporting unit using only the income approach.
If the fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying amount, goodwill is impaired. The goodwill impairment loss is measured as the excess of the reporting unit's carrying value over its fair value (not to exceed the total goodwill allocated to that reporting unit).
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
Assets Held for Sale
The Company classifies its long-lived assets to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer is classified as held for sale.
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
Debt and Marketable Equity Securities Investments
Debt and marketable equity securities are generally considered available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses for available-for-sale securities are calculated based on the specific identification method and included in Interest and other, net in the Consolidated and Combined Statements of Earnings. The Company monitors its investment portfolio for potential impairment on a quarterly basis. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge to Interest and other, net in the amount of the credit loss and the balance, if any, is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Derivatives
The Company uses derivative financial instruments, primarily forwards, swaps, and, at times, options, to hedge certain foreign currency and interest rate exposures. The Company also may use other derivative instruments, such as forwards, to hedge foreign currency balance sheet exposures. The Company does not use derivative financial instruments for speculative purposes. See Note 14, "Financial Instruments", for a full description of the Company's derivative financial instrument activities and related accounting policies.
Loss Contingencies
The Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a liability for contingencies when it believes it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. See Note 19, "Litigation and Contingencies", for a full description of the Company's loss contingencies and related accounting policies.
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for intangible assets. The amendments simplify how an entity is required to test goodwill for impairment by eliminating the second step of the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The Company adopted the amendments in the third quarter of fiscal 2017 and applied them prospectively, as permitted by the standard. The adoption of these amendments did not have a material impact on the Company’s Consolidated and Combined Financial Statements.
In April 2015, the FASB amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. The amendments also eliminate the practice of accounting for software licenses as executory contracts which may result in more software assets being capitalized. The Company adopted the amendments in the first quarter of fiscal 2017 and applied them retrospectively to all periods presented, as permitted by the standard. The adoption of these amendments did not have a material impact on the Company's Consolidated and Combined Financial Statements.
In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented on the classified balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by these amendments. The Company adopted the amendments in the first quarter of fiscal 2017 and applied them retrospectively to all periods presented. For fiscal 2016, the adoption resulted in the reclassification of $50 million of debt issuance costs from Long-term financing receivables and other assets to Notes payable and short-term borrowings and Long-term debt on the Condensed Consolidated Balance Sheets. With the exception of the above reclassification, the adoption of these amendments did not have a material impact on the Company's Consolidated and Combined Financial Statements.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

In November 2016, the FASB amended the existing accounting standards for the classification and presentation of restricted cash in the statement of cash flow. The amendments require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  The Company is required to adopt the guidance in the first quarter of fiscal 2019.  The amendments should be applied retrospectively to all periods presented.  Early adoption is permitted, including adoption in an interim period.  The Company is currently evaluating the timing and the impact of these amendments on its Consolidated and Combined Financial Statements.
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
In March 2016, the FASB amended the existing accounting standards for employee share-based payment arrangements. The amendments require all excess tax benefits and tax deficiencies associated with share-based payments to be recognized as income tax benefit or income tax expense, respectively, rather than as additional paid-in capital. The amendments also increase the amount an employer can withhold in order to cover income taxes on awards, allows companies to recognize forfeitures of awards as they occur, and requires companies to present excess tax benefits from stock-based compensation as an operating activity in the statement of cash flows rather than as a financing activity. As a result of these changes, subsequent to adoption, the Company's provision for income taxes, net earnings and cash flows from operating activities will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. The Company is required to adopt the guidance in the first quarter of fiscal 2018.
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
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

doing so, the Company will need to use additional judgment and estimates than under the existing guidance. This ASU also requires more extensive disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company is required to adopt the standard in the first quarter of fiscal 2019. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company plans to adopt the new revenue standard in the first quarter of fiscal 2019, beginning November 1, 2018, using the modified retrospective method.
The Company has completed a review of the accounting systems and processes required to apply the modified retrospective method. In response, the Company is in the process of implementing a new IT solution as part of the adoption of the new standard. The Company expects revenue recognition for its broad portfolio of hardware, software and services offerings to remain largely unchanged. However, the guidance is expected to change the timing of revenue recognition in certain areas, including accounting for certain software licenses. The Company is still assessing the impact of these changes. Since the Company currently expenses sales commissions as incurred, the requirement in the new standard to capitalize certain sales commissions will result in an accounting change for the Company. The Company is in the process of quantifying the impact on its Consolidated and Combined Financial Statements. The Company will continue to assess the impact of the new revenue standard as it works through the adoption in fiscal 2018, and there still remain areas to be fully concluded upon. Further, there remain ongoing interpretive reviews, which may alter the Company's conclusions and the impact on its Consolidated and Combined Financial Statements.
Note 2: Discontinued Operations
On April 1, 2017 and September 1, 2017, the Company completed the Everett and Seattle Transactions, respectively. As a result, the financial results of Everett and Seattle are presented as Net loss from discontinued operations in the Consolidated and Combined Statements of Earnings and in assets and liabilities of discontinued operations in the Consolidated Balance Sheets.
The following table presents the financial results for HPE's discontinued operations.

	Fiscal years ended October 31,
	2017	2016	2015

Net revenue	$8,511	$19,843	$21,030
Cost of revenue(1)	5,890	15,000	16,155
Expenses(2)	3,063	4,596	5,298
Interest and other, net	39	28	42
(Loss) earnings from discontinued operations before taxes	(481)	219	(465)
Benefit (provision) for taxes	389	(295)	286
Net loss from discontinued operations	$(92)	$(76)	$(179)

(1)	Cost of revenue includes cost of products and services.

(2)
For the period following the Everett and Seattle Transactions, expenses in fiscal 2017 primarily consist of separation costs, which relate to third-party consulting, contractor fees and other incremental costs arising from the transactions. Prior to the Everett and Seattle Transactions, expenses in fiscal 2017, 2016 and 2015 primarily consist of selling, general and administrative (“SG&A”) expenses, research and development (“R&D”) expenses, restructuring charges, separation costs, amortization of intangible assets, acquisition and other related charges, impairment of data center assets, and defined benefit plan settlement charges and remeasurement (benefit).

Significant non-cash items and capital expenditures of discontinued operations for the fiscal years ended October 31, 2017, 2016 and 2015 are presented below:

	Fiscal years ended October 31,
	2017	2016	2015
	In millions
Depreciation and amortization	$526	$1,524	$1,471
Purchases of property, plant and equipment	$158	$331	$252

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The following table presents assets and liabilities that are presented as discontinued operations in the Consolidated Balance Sheet as of October 31, 2016:

As of October 31,
2016

Accounts receivable	$3,758
Inventory	54
Other current assets	1,193
Total current assets of discontinued operations	$5,005
Property, plant and equipment	$3,261
Long-term financing receivables and other non-current assets	2,690
Goodwill	8,088
Intangible assets	409
Total non-current assets of discontinued operations	$14,448
Notes payable and short-term borrowings	$5
Accounts payable	998
Employee compensation and benefits	1,111
Taxes on earnings	259
Deferred revenue	1,614
Accrued restructuring	415
Other accrued liabilities	1,274
Total current liabilities of discontinued operations	$5,676
Long-term debt	$392
Other non-current liabilities	4,148
Total non-current liabilities of discontinued operations	$4,540
During fiscal 2017, in connection with the Everett Transaction, HPE made a net cash transfer of $711 million to DXC. In the fourth quarter of fiscal 2017, in connection with the Seattle Transaction, the Company made a net cash transfer of $227 million to Micro Focus.
Note 3: Segment Information
Hewlett Packard Enterprise's operations are organized into three segments for financial reporting purposes: the Enterprise Group ("EG"), Financial Services ("FS") and Corporate Investments. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), the Chief Executive Officer ("CEO"), uses to evaluate, view and run business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by the Company's CODM to evaluate segment results.
A summary description of each segment follows.
The Enterprise Group provides secure, software-defined technology and services that enable customers to move data seamlessly across their hybrid IT environments and power the intelligent edge that runs campus, branch and IoT applications. Described below are Hewlett Packard Enterprise's business units and capabilities within EG.

•
Servers offers both Industry Standard Servers ("ISS") as well as Mission-Critical Servers ("MCS") to address the full array of the Company's customers' computing needs. ISS provides a range of products, from entry level servers through premium HPE ProLiant, secure and versatile rack and tower servers; HPE BladeSystem, a modular infrastructure that converges server, storage and networking; and HPE Synergy, a composable infrastructure for traditional and cloud-native applications. For the most mission-critical workloads, HPE delivers HPE Apollo for high performance computing and artificial intelligence, HPE Cloudline for cloud data centers, HPE Edgeline for computing

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

at the network edge, HPE Integrity for mission-critical applications, and HPE SimpliVity, a hyper-converged platform for virtualization.

•
Storage offers Converged Storage solutions and traditional storage offerings for enterprise and SMB environments. HPE's key products include Nimble Storage and the 3PAR StoreServ Storage Platform, which are designed for virtualization, cloud and IT-as-a-service. Converged Storage solutions include 3PAR StoreServe, StoreOnce and StoreVirtual products. Traditional storage includes tape, storage networking and legacy external disk products such as EVA and XP.

•
Networking offers HPE and Aruba branded software-defined switches, routers, wireless local area network, network virtualization, security, location-based services and network management products that deliver open, scalable, secure, agile and consistent solutions that span data centers, campus and branch environments.

•
Technology Services creates preferred IT experiences that power a digital business. The Technology Services team and the Company's extensive partner network provide value across the IT life cycle delivering advice, transformation projects, professional services, support services, and operational services for Hybrid IT and the Intelligent Edge. Technology Services is also a provider of on-premises flexible consumption models that enable IT agility, simplify operations and align costs to business value. Technology Services offerings comprise HPE Pointnext, which includes Data Center Care, Proactive Care and Technology Consulting, as well as Aruba Services, and Communications and Media Solutions ("CMS").

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
Hewlett Packard Enterprise periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement by the Hewlett Packard Enterprise legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by Hewlett Packard Enterprise and its business segments. As disclosed in Note 8, "Taxes on Earnings", Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $439 million and $3.7 billion during fiscal 2017 and 2016, respectively. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 15 years and 5 years, respectively. The impact of these intercompany arrangements is eliminated from both Hewlett Packard Enterprise's consolidated and segment net revenues.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Hewlett Packard Enterprise does not allocate to its segments certain operating expenses which it manages at the corporate level. These unallocated costs include certain corporate governance costs, stock-based compensation expense, restructuring charges, transformation costs, amortization of intangible assets, acquisition and other related charges, separation costs, disaster charges, defined benefit plan settlement charges and remeasurement benefit and the gain on H3C and MphasiS divestitures.
Segment Organizational Changes
As of April 1, 2017 and September 1, 2017, with the completion of the Everett and Seattle Transactions, respectively, the Company reclassified the historical net (loss) earnings from the former ES and Software segments, to Net loss from discontinued operations in its Consolidated and Combined Statements of Earnings.
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
Effective at the beginning of the second quarter of fiscal 2017 and prior to the completion of the Everett Transaction, the Company transferred the historical net revenue and operating profit from the previously divested MphasiS product group, which was reported within the former ES segment, to the Corporate Investments segment.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Segment Operating Results

	Enterprise Group	Financial Services	Corporate Investments	Total
	In millions
2017
Net revenue	$25,294	$3,574	$3	$28,871
Intersegment net revenue and other(1)	917	28	—	945
Total segment net revenue	$26,211	$3,602	$3	$29,816
Segment earnings (loss) from operations	$2,707	$304	$(142)	$2,869
2016
Net revenue	$26,592	$3,097	$591	$30,280
Intersegment net revenue and other(1)	1,187	93	—	1,280
Total segment net revenue	$27,779	$3,190	$591	$31,560
Segment earnings (loss) from operations	$3,569	$336	$(240)	$3,665
2015
Net revenue	$27,193	$3,200	$684	$31,077
Intersegment net revenue and other(1)	1,318	16	—	1,334
Total segment net revenue	$28,511	$3,216	$684	$32,411
Segment earnings (loss) from operations	$3,999	$349	$(271)	$4,077

(1)
For the periods presented above, the amounts include the elimination of pre-separation intercompany sales to the former ES and Software segments, which are included within Net loss from discontinued operations in the Consolidated and Combined Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The reconciliation of segment operating results to Hewlett Packard Enterprise consolidated and combined results was as follows:

	For the fiscal years ended October 31,
	2017	2016	2015
	In millions
Net Revenue:
Total segments	$29,816	$31,560	$32,411
Elimination of intersegment net revenue and other	(945)	(1,280)	(1,334)
Total Hewlett Packard Enterprise consolidated and combined net revenue	$28,871	$30,280	$31,077
Earnings before taxes:
Total segment earnings from operations	$2,869	$3,665	$4,077
Unallocated corporate costs and eliminations	(310)	(619)	(469)
Stock-based compensation expense	(357)	(367)	(362)
Amortization of intangible assets	(321)	(272)	(229)
Restructuring charges	(417)	(417)	(197)
Transformation costs	(359)	—	—
Disaster charges	(93)	—	—
Acquisition and other related charges	(203)	(145)	(84)
Separation costs	(248)	(362)	(797)
Defined benefit plan settlement charges and remeasurement (benefit)	64	—	7
Gain on H3C and MphasiS divestitures	—	2,420	—
Interest and other, net	(327)	(284)	(9)
Tax indemnification adjustments	(3)	317	—
Loss from equity interests	(23)	(76)	(2)
Total Hewlett Packard Enterprise consolidated and combined earnings from continuing operations before taxes	$272	$3,860	$1,935
Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to Hewlett Packard Enterprise consolidated assets were as follows:

	As of October 31,
	2017	2016
	In millions
Enterprise Group	$28,950	$26,430
Financial Services	13,489	13,594
Corporate Investments	172	161
Corporate and unallocated assets	18,795	19,991
Current and non-current assets of discontinued operations	—	19,453
Total Hewlett Packard Enterprise consolidated assets(1)	$61,406	$79,629

(1)
During the first quarter of fiscal 2017, the Company adopted ASU 2015-03, which simplifies the presentation of debt issuance costs by requiring debt issuance to be presented as a deduction from the corresponding debt liability rather than an asset that is amortized. The Company adopted the standard retrospectively for the prior period presented.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

•Assets allocated to the EG segment in fiscal 2017 increased as compared to fiscal 2016 due primarily to business acquisitions during fiscal 2017.
•Corporate and unallocated assets in fiscal 2017 decreased as compared to fiscal 2016 due primarily to a decrease in cash and cash equivalents, partially offset by an increase in deferred tax assets.
Major Customers
No single customer represented 10% or more of Hewlett Packard Enterprise's total net revenue in any fiscal year presented.
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2017, 2016 and 2015, other than the U.S., no country represented more than 10% of Hewlett Packard Enterprise's net revenue.
Net revenue by country in which Hewlett Packard Enterprise operates was as follows:

	For the fiscal years ended October 31,
	2017	2016	2015
	In millions
U.S.	$9,913	$10,333	$9,589
Other countries	18,958	19,947	21,488
Total net revenue	$28,871	$30,280	$31,077
Net property, plant and equipment by country in which Hewlett Packard Enterprise operates was as follows:

	As of October 31,
	2017	2016
	In millions
U.S.	$2,673	$2,981
Other countries	3,596	3,394
Total net property, plant and equipment	$6,269	$6,375
Net revenue by segment and business unit was as follows:

	For the fiscal years ended October 31,
	2017	2016	2015
	In millions
Servers	$12,674	$13,813	$14,202
Technology Services	7,882	7,911	8,266
Storage	3,144	3,235	3,180
Networking	2,511	2,820	2,863
Enterprise Group	26,211	27,779	28,511
Financial Services	3,602	3,190	3,216
Corporate Investments	3	591	684
Total segment net revenue	29,816	31,560	32,411
Eliminations of intersegment net revenue and other	(945)	(1,280)	(1,334)
Total net revenue	$28,871	$30,280	$31,077

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Note 4: Restructuring
Summary of Restructuring Plans
Restructuring charges of $417 million, $417 million and $197 million were recorded by the Company during fiscal 2017, 2016 and 2015, respectively, based on restructuring activities impacting the Company's employees and infrastructure. The restructuring charges for fiscal 2016 and 2015 include reversals of $2 million and $4 million, respectively, related to earlier plans not included in the table below. Additionally, restructuring charges of $251 million, $819 million and $757 million for fiscal 2017, 2016 and 2015, respectively, are included in Net loss from discontinued operations in the Consolidated and Combined Statements of Earnings. For details on restructuring charges related to HPE Next, see Note 5, "HPE Next".
Restructuring activities related to the Company's employees and infrastructure, summarized by plan, are presented in the table below:

	Fiscal 2015 Plan		Fiscal 2012 Plan
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Total
	In millions
Liability as of October 31, 2014	$—	$—	$133	$72	$205
Charges	67	1	133	—	201
Cash payments	—	(1)	(230)	(33)	(264)
Non-cash items	—	—	11	(2)	9
Liability as of October 31, 2015	$67	$—	$47	$37	$151
Charges	301	42	75	1	419
Cash payments	(172)	(19)	(82)	(15)	(288)
Non-cash items	38	(10)	(3)	(9)	16
Liability as of October 31, 2016	$234	$13	$37	$14	$298
Charges	374	37	6	—	417
Cash payments	(355)	(19)	(32)	(6)	(412)
Non-cash items	(34)	(14)	5	(6)	(49)
Liability as of October 31, 2017	$219	$17	$16	$2	$254
Total costs incurred to date as of October 31, 2017	$742	$80	$1,255	$146	$2,223
Total expected costs to be incurred as of October 31, 2017	$742	$80	$1,255	$146	$2,223
The current restructuring liability related to the plans in the table above, reported in Accrued restructuring in the Consolidated Balance Sheets as of October 31, 2017 and 2016, was $158 million and $256 million, respectively. The non-current restructuring liability related to the plans in the table above, reported in Other liabilities in the Consolidated Balance Sheets as of October 31, 2017 and 2016, was $96 million and $42 million, respectively.
Fiscal 2015 Restructuring Plan
On September 14, 2015, former Parent's Board of Directors approved a restructuring plan (the "2015 Plan") in connection with the Separation. As a result of the Everett and Seattle Transactions, cost amounts and total headcount exits were revised. As such, as of October 31, 2017, the Company had eliminated 8,300 positions as part of the 2015 Plan. As of October 31, 2017, the plan is substantially complete, with no further positions being eliminated. The Company recognized $0.8 billion in total aggregate charges in connection with the 2015 Plan through fiscal 2017, of which approximately $0.7 billion related to workforce reductions and approximately $0.1 billion primarily related to real estate consolidation and asset impairments. The severance- and infrastructure-related cash payments associated with the 2015 Plan are expected to be paid out through fiscal 2021.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Fiscal 2012 Restructuring Plan
On May 23, 2012, former Parent adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As a result of the Everett and Seattle Transactions, cost amounts and total headcount exits were revised. As such, as of October 31, 2017, the Company had eliminated 10,300 positions, with a portion of those employees exiting the Company as part of voluntary enhanced early retirement ("EER") programs in the U.S. and in certain other countries. As of October 31, 2017, the plan is substantially complete, with no further positions being eliminated. The Company recognized $1.4 billion in total aggregate charges in connection with the 2012 Plan, of which approximately $1.3 billion related to workforce reductions, including the EER programs, and approximately $0.1 billion related to infrastructure, including data center and real estate consolidation and other items. The severance- and infrastructure-related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.
Note 5: HPE Next
Transformation Costs
The HPE Next initiative is expected to be implemented through fiscal 2020, during which time the Company expects to incur expenses for workforce reductions, to upgrade and simplify its IT infrastructure, and for other non-labor actions. These costs will be partially offset by proceeds received from real estate sales.
During fiscal 2017, the Company incurred $359 million in net charges associated with the HPE Next initiative, which were recorded within Transformation costs in the Consolidated Statement of Earnings and include the following:

Fiscal year ended October 31, 2017
In millions
Program management(1)	$57
IT costs	34
Restructuring charges	296
Gain on real estate sales	(28)
Total	$359

(1)	Primarily consists of consulting fees and other direct costs attributable to the design and implementation of the HPE Next initiative.
Restructuring Plan
On October 16, 2017, the Company's Board of Directors approved a restructuring plan in connection with the HPE Next initiative (the "HPE Next Plan"), which will be implemented through fiscal 2020. The changes to the workforce will vary by country, based on local legal requirements and consultations with employee work councils and other employee representatives, as appropriate, and are expected to be completed during fiscal 2019. As of October 31, 2017, the Company estimates that it will incur aggregate pre-tax charges of approximately $0.9 billion through fiscal 2020 in connection with the HPE Next Plan, of which approximately $0.7 billion relates to workforce reductions and approximately $0.2 billion relates to infrastructure, primarily real estate site exits.

	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2016	$—	$—
Charges	296	—
Liability as of October 31, 2017	$296	$—
Total costs incurred to date as of October 31, 2017	$296	$—
Total expected costs to be incurred as of October 31, 2017	$750	$180

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

As of October 31, 2017, the current restructuring liability related to the HPE Next Plan, reported in Accrued restructuring in the Consolidated Balance Sheet, was $287 million. The non-current restructuring liability related to the HPE Next Plan, reported in Other liabilities in the Consolidated Balance Sheet as of October 31, 2017 was $9 million.
Assets Held for Sale
In connection with the HPE Next initiative, during the fourth quarter of fiscal 2017, the Company determined that certain assets met the criteria to be classified as assets held for sale. The Company expects these assets to be sold within the next 12 months. The carrying value of $14 million has been recorded within Assets held for sale in the Consolidated Balance Sheet as of October 31, 2017. For more information on the Company's policy on assets held for sale, refer to Note 1, "Overview and Summary of Significant Accounting Policies".
Note 6: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
The Company sponsors defined benefit pension plans worldwide, the most significant of which is in the United Kingdom ("UK"). The pension plan in the UK is closed to new entrants, however, members continue to earn benefit accruals. This plan provides benefits based on final pay and years of service and generally require contributions from members.
Prior to the Everett and Seattle Transactions, the Company went through an analysis to determine which defined benefit plans would be assigned to either the Company or to Everett or Seattle. The Company's plans either transferred in their entirety to Everett or Seattle, remained in their entirety with the Company, or were split, thus resulting in the transfer of plan assets and liabilities between existing and newly created plans. The Everett plans were legally established in the first and second quarter of fiscal 2017 and transferred and reported as discontinued operations in the second quarter of fiscal 2017. The Seattle plans were legally established in the third quarter of fiscal 2017 and transferred and reported as discontinued operations in the fourth quarter of fiscal 2017. As a result of the Everett and Seattle Transactions, the Company transferred out plan assets of $8.3 billion, a benefit obligation of $8.1 billion and an accumulated other comprehensive loss of $1.9 billion.
Prior to October 31, 2015, and with the exception of certain defined benefit pension plans of which the Company was the sole sponsor, certain Hewlett Packard Enterprise eligible employees, retirees and other former employees participated in certain U.S. and international defined benefit pension plans offered by former Parent. These Shared plans, which included participants of both Company employees and employees of former Parent, were accounted for as multiemployer benefit plans and the related net benefit plan obligations were not included in the Company's Combined and Consolidated Balance Sheets through July 31, 2015. The related benefit plan expense was allocated to the Company based on the Company's labor costs and allocations of corporate and other shared functional personnel.
Certain benefit plans in the Company's operations only included active, retired and other former Company employees ("Direct" plans) and were accounted for as single employer benefit plans prior to October 31, 2015. Accordingly, the net benefit plan obligations and the related benefit plan expense of those plans have been recorded in the Company's Consolidated and Combined Financial Statements for all periods presented.
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
As a result of the Everett and Seattle Transactions, any employees who were involuntarily terminated during fiscal 2017 were fully vested in their RMSA balances and are able to take a distribution out of their plan balances.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Prior to July 31, 2015, former Parent sponsored retiree health and welfare benefit plans, the most significant of which were in the U.S. All of these plans were accounted for as multiemployer benefit plans. The Company recognized post-retirement benefit credits of $27 million in fiscal 2015 in the Combined Statement of Earnings.
In connection with the Separation, during the three months ended October 31, 2015, former Parent transferred a benefit obligation of $150 million, plan assets of $40 million and accumulated other comprehensive income of $10 million, primarily associated with Hewlett Packard Enterprise eligible employees, retirees and other former employees to the Company.
Defined Contribution Plans
The Company offers various defined contribution plans for U.S. and non-U.S. employees. Prior to the Separation, former Parent offered various defined contribution plans for U.S. and non-U.S. employees. The Company's defined contribution expense was approximately $157 million in fiscal 2017, $213 million in fiscal 2016 and $194 million in fiscal 2015. Prior to the Separation, U.S. employees were automatically enrolled in the Hewlett-Packard Company 401(k) Plan ("HP 401(k) Plan") when they met eligibility requirements, unless they declined participation. Effective November 1, 2015, the Company's active employees were eligible to participate in the newly created Hewlett Packard Enterprise Company 401(k) Plan ("HPE 401(k) Plan"), under which the quarterly employer matching contributions were 100% of an employee’s contributions, up to a maximum of 4% of eligible compensation. Effective January 1, 2017, the annual employer matching contributions in the updated HPE 401(k) Plan became 50% of an employee's contributions, up to a maximum of 6% of eligible compensation.
As a result of the Everett and Seattle Transactions, any plan participants who were involuntarily terminated during fiscal 2017 were fully vested in their Company matching contributions and earnings thereon, and are able to take a distribution out of their plan balances.
Pension Benefit Expense
The Company's net pension and post-retirement benefit costs that were directly attributable to the eligible employees, retirees and other former employees of Hewlett Packard Enterprise and recognized in the Consolidated and Combined Statements of Earnings for fiscal 2017, 2016 and 2015 are presented in the table below. In addition, the table includes costs related to the plans transferred from former Parent in the fourth quarter of fiscal 2015.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

	As of October 31,
	2017	2016	2015	2017	2016	2015
	Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$139	$199	$48	$3	$3	$—
Interest cost	213	317	85	6	6	1
Expected return on plan assets	(548)	(667)	(180)	(2)	(2)	—
Amortization and deferrals:
Actuarial loss (gain)	264	220	83	(2)	(3)	—
Prior service benefit	(17)	(19)	(4)	—	—	(1)
Net periodic benefit cost	51	50	32	5	4	—
Curtailment gain	(1)	—	—	—	—	—
Settlement loss	15	4	3	—	—	—
Special termination benefits	5	5	1	—	—	—
Plan credit allocation(1)	(14)	(15)	(91)	(1)	(1)	(1)
Net benefit cost (credit) from continuing operations(2)	56	44	(55)	4	3	(1)
Summary of net benefit cost (credit):
Continuing operations	56	44	(55)	4	3	(1)
Discontinued operations	81	92	195	1	1	1
Total net benefit cost	$137	$136	$140	$5	$4	$—

(1)	Plan credit allocation represents the net cost impact of employees of HPE covered under Everett or Seattle plans and employees of Everett or Seattle covered under HPE plans.

(2)	Net benefit cost from continuing operations for the Company's U.S. defined benefit plans was not material for fiscal 2017, 2016 and 2015.
The weighted-average assumptions used to calculate the net benefit cost (credit) from continuing operations in the above table for fiscal 2017, 2016 and 2015 were as follows:

	As of October 31,
	2017	2016	2015	2017	2016	2015
	Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate used to determine benefit obligation	2.0%	2.7%	2.6%	4.2%	4.6%	4.7%
Discount rate used to determine service cost	2.0%	2.7%	2.6%	3.7%	4.6%	4.7%
Discount rate used to determine interest cost	1.8%	2.7%	2.6%	3.8%	4.6%	4.7%
Expected increase in compensation levels	2.4%	2.3%	2.3%	—	—	—
Expected long-term return on plan assets	4.4%	5.8%	6.6%	3.1%	4.0%	—
Prior to October 31, 2016, the Company estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curves used to measure the benefit obligation. Beginning in fiscal 2017, the Company changed its method used to estimate the service and interest cost components of net periodic benefit cost for defined benefit plans that use the yield curve approach, which represent substantially all of defined benefit plans. The Company has elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. The Company has accounted for this change

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

as a change in estimate that is inseparable from a change in accounting principle and has accounted for it prospectively beginning in fiscal 2017.
Funded Status
The funded status of the plans was as follows:

	As of October 31,
	2017	2016	2017	2016
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$11,989	$11,684	$47	$40
Transfers to Everett/Seattle plans(1)	(799)	—	—	—
Addition/deletion of plans(2)	5	141	—	—
Actual return on plan assets	941	1,212	1	1
Employer contributions	266	242	4	3
Participant contributions	17	40	4	6
Benefits paid	(408)	(344)	(6)	(3)
Settlement	(60)	(16)	—	—
Currency impact	659	(970)	—	—
Fair value—end of year(3)	$12,610	$11,989	$50	$47
Change in benefit obligation:
Projected benefit obligation—beginning of year	$13,555	$12,483	$158	$139
Transfers to Everett/Seattle plans(1)	(668)	—	—	—
Addition/deletion of plans(2)	19	25	—	—
Service cost	139	199	3	3
Interest cost	213	317	6	6
Participant contributions	17	40	4	6
Actuarial (gain) loss	(445)	1,832	4	6
Benefits paid	(408)	(344)	(6)	(3)
Plan amendments	(1)	1	—	—
Curtailment	(1)	—	—	—
Settlement	(60)	(16)	—	—
Special termination benefits	5	5	—	—
Currency impact	704	(987)	1	1
Projected benefit obligation—end of year(3)	$13,069	$13,555	$170	$158
Funded status at end of year	$(459)	$(1,566)	$(120)	$(111)
Accumulated benefit obligation	$12,832	$13,241	$—	$—

(1)
In fiscal 2017, in connection with the Everett and Seattle Transactions, the Company transferred plan assets and liabilities from the Company's plans to newly established Everett and Seattle plans. The Company transferred net plan assets of $702 million and $97 million to Everett and Seattle, respectively, and liabilities of $503 million and $165 million to Everett and Seattle, respectively.

(2)
Includes the addition/deletion of plans resulting from acquisitions or divestitures. Amounts are primarily attributable to a business divestiture of outsourcing services in Germany and a Netherlands plan data review that transferred HPI retirees to HPE.

(3)	As of October 31, 2017 and 2016, the Company's U.S. defined benefit plans had zero plan assets and a projected benefit obligation of $5 million and $7 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The weighted-average assumptions used to calculate the projected benefit obligations were as follows:

	As of October 31,
	2017	2016	2017	2016
	Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	2.0%	1.7%	4.5%	4.2%
Expected increase in compensation levels	2.3%	2.3%	—	—
The net amounts recognized for defined benefit and post-retirement benefit plans in the Company's Consolidated Balance Sheets were as follows:

	As of October 31,
	2017	2016	2017	2016
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Non-current assets	$830	$366	$—	$—
Current liabilities	(39)	(20)	(4)	(3)
Non-current liabilities	(1,250)	(1,912)	(116)	(108)
Funded status at end of year	$(459)	$(1,566)	$(120)	$(111)
The following table summarizes the pre-tax net actuarial loss and prior service benefit recognized in Accumulated other comprehensive loss for the defined benefit plans:

	As of October 31, 2017
	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$2,777	$(2)
Prior service benefit	(103)	—
Total recognized in accumulated other comprehensive loss	$2,674	$(2)
The following table summarizes the net actuarial loss and prior service benefit for plans that are expected to be amortized from Accumulated other comprehensive loss and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	As of October 31, 2017
	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$206	$(3)
Prior service benefit	(17)	—
Total expected to be recognized in net periodic benefit cost (credit)	$189	$(3)
Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31, 2017
	2017	2016
	In millions
Aggregate fair value of plan assets	$2,596	$6,193
Aggregate projected benefit obligation	$3,884	$8,125

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31, 2017
	2017	2016
	In millions
Aggregate fair value of plan assets	$1,272	$5,856
Aggregate accumulated benefit obligation	$2,476	$7,518
Fair Value of Plan Assets
The Company pays the U.S. defined benefit plan obligations when they come due since these plans are unfunded. The table below sets forth the fair value of non-U.S defined benefit plan assets by asset category within the fair value hierarchy as of October 31, 2017 and 2016.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

	As of October 31, 2017				As of October 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$270	$13	$—	$283	$576	$34	—	$610
Non-U.S.	365	140	—	505	838	106	—	944
Non-U.S. at NAV(1)				480				456
Debt securities
Corporate	—	1,966	—	1,966	—	1,349	—	1,349
Government	—	702	—	702	—	791	—	791
Government at NAV(2)				687				779
Alternative investments
Private Equity	—	7	33	40	—	4	32	36
Hybrids(3)	—	492	—	492	—	182	—	182
Hybrids at NAV(4)				2,339				1,034
Hedge Funds	—	63	—	63	—	192	—	192
Hedge Funds at NAV				21				30
Common Contractual Funds at NAV(5)
Equities at NAV				2,547				2,505
Fixed Income at NAV				701				942
Emerging Markets at NAV				368				529
Alternative investments at NAV				363				363
Real Estate Funds	38	158	57	253	215	269	26	510
Insurance Group Annuity Contracts	—	35	52	87	—	37	63	100
Cash and Cash Equivalents	184	363	—	547	329	46	—	375
Other(6)	43	122	1	166	71	183	8	262
Total	$900	$4,061	$143	$12,610	$2,029	$3,193	$129	$11,989

(1)
Includes various worldwide equity index funds with the objective to provide returns that are consistent with the FTSE All World indexes. While the funds are not publicly traded, the custodians strike a net asset value at least monthly. There are no redemption restrictions or future commitments on these investments.

(2)
Includes various government bonds issued by worldwide governments, interest rate swaps, and cash, to match or slightly outperform the benchmark of the future liabilities of the funds. While the funds are not publicly traded, the custodians strike a net asset value daily. There are no redemption restrictions or future commitments on these investments.

(3)
Includes a fund that invests in both private and public equities primarily in the United Kingdom, as well as emerging markets across all sectors. The fund also holds fixed income and derivative instruments to hedge interest rate and inflation risk. In addition, the fund includes units in transferable securities, collective investment schemes, money market funds, asset-backed income, private debt, cash, and deposits.

(4)
Includes pooled funds that invest in government bonds and derivative instruments, such as interest rate swaps, future contracts and repurchase agreements with the objective to provide nominal and/or inflation-linked returns. While the funds are not publicly traded, the custodians strike a net asset value at least monthly. There are no redemption restrictions or future commitments on these investments.

(5)
HP Invest Common Contractual Funds (CCFs) is an investment arrangement in which institutional investors pool their assets.  Units may be acquired in four different sub-funds focused on equities, fixed income, alternative investments, and emerging markets. Each sub-fund is invested in accordance with the fund’s investment objective and units are issued in relation to each sub-fund. While the sub-funds are not publicly traded, the custodian strikes a net asset value either once or twice a month, depending on the sub-fund. There are no redemption restrictions or future commitments on these investments.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

(6)	Includes international insured contracts, derivative instruments and unsettled transactions.
Post-retirement benefit plan assets of $50 million and $47 million as of October 31, 2017 and 2016, respectively, were invested in publicly traded registered investment entities and were classified within Level 1 of the fair value hierarchy.
Changes in fair value measurements of Level 3 investments for the non-U.S. defined benefit plans were as follows:

	Fiscal year ended October 31, 2017
	Alternative Investments
	Private Equity	Real Estate Funds	Insurance Group Annuities	Other	Total
	In millions
Balance at beginning of year	$32	$26	$63	$8	$129
Actual return on plan assets:
Relating to assets held at the reporting date	—	3	(39)	12	(24)
Relating to assets sold during the period	1	—	—	—	1
Purchases, sales, and settlements	—	—	—	28	28
Transfers in and/or out of Level 3	—	28	28	(47)	9
Balance at end of year	$33	$57	$52	$1	$143

	Fiscal year ended October 31, 2016
	Alternative Investments
	Private Equity	Hedge Funds	Real Estate Funds	Insurance Group Annuities	Other	Total
	In millions
Balance at beginning of year	$27	$236	$229	$69	$35	$596
Actual return on plan assets:
Relating to assets held at the reporting date	(1)	(35)	(33)	(2)	(1)	(72)
Relating to assets sold during the period	4	—	—	(3)	—	1
Purchases, sales, and settlements	2	(11)	—	(3)	82	70
Transfers in and/or out of Level 3	—	(190)	(170)	2	(108)	(466)
Balance at end of year	$32	$—	$26	$63	$8	$129
The following is a description of the valuation methodologies used to measure plan assets at fair value.
Investments in publicly traded equity securities are valued using the closing price on the measurement date as reported on the stock exchange on which the individual securities are traded. For corporate, government backed debt securities, and some other investments, fair value is based on observable inputs of comparable market transactions. The valuation of certain real estate funds, insurance group annuity contracts and alternative investments, such as limited partnerships and joint ventures, may require significant management judgment. The valuation is generally based on fair value as reported by the asset manager and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by management, including, but not limited to, the timeliness of fair value as reported by the asset manager and changes in general economic and market conditions subsequent to the last fair value reported by the asset manager. Cash and cash equivalents includes money market funds, which are valued based on cost, which approximates fair value. Other than those assets that have quoted prices from an active market, investments are generally classified in Level 2 or Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measure in its entirety. Investments measured using net asset value as a practical expedient are not categorized within the fair value hierarchy.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Plan Asset Allocations
The weighted-average target and actual asset allocations across the benefit plans at the respective measurement dates for the non-U.S. defined benefit plans were as follows:

	Defined Benefit Plans
		Plan Assets
Asset Category	2017 Target Allocation	2017	2016
Public equity securities		33.8%	43.9%
Private/hybrid equity securities		25.7%	13.5%
Real estate and other		3.3%	6.5%
Equity-related investments	58.1%	62.8%	63.9%
Debt securities	39.9%	32.9%	33.0%
Cash and cash equivalents	2.0%	4.3%	3.1%
Total	100.0%	100.0%	100.0%
For the Company's post-retirement benefit plans, 100% of the plan assets are invested in cash and cash equivalents.
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
Asset allocation decisions are typically made by an independent board of trustees for the specific plan. Investment objectives are designed to generate returns that will enable the plan to meet its future obligations. In some countries, local regulations may restrict asset allocations, typically leading to a higher percentage of investment in fixed income securities than would otherwise be deployed. The Company reviews the investment strategy and provides a recommended list of investment managers for each country plan, with final decisions on asset allocation and investment managers made by the board of trustees or investment committees for the specific plan.
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
Employer Contributions and Funding Policy
During fiscal 2017, the Company contributed approximately $2.2 billion to its non-U.S. pension plans, which includes a funding payment of approximately $1.9 billion associated with the Everett Transaction, and paid $2 million to cover benefit claims under the Company's post-retirement benefit plans.
During fiscal 2018, the Company expects to contribute approximately $180 million to its non-U.S. pension plans. In addition, the Company expects to contribute approximately $1 million to cover benefit payments to U.S. non-qualified plan participants. The Company expects to pay approximately $4 million to cover benefit claims for its post-retirement benefit plans. The Company's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Estimated Future Benefits Payments
As of October 31, 2017, estimated future benefits payments for the Company's retirement plans were as follows:

Fiscal year	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2018	$439	$6
2019	410	7
2020	435	8
2021	419	9
2022	471	10
Next five fiscal years to October 31, 2027	2,627	60
Note 7: Stock-Based Compensation
Prior to the Separation, certain of the Company's employees participated in stock-based compensation plans sponsored by former Parent. Former Parent's stock-based compensation plans included incentive compensation plans ("former Parent's Plans") and an employee stock purchase plan ("former Parent's ESPP"). All awards granted under the plans were based on former Parent's common shares and, as such, the award activity is not reflected in the Company's Consolidated and Combined Financial Statements. For the fiscal year ended October 31, 2015, stock-based compensation expense includes expense attributable to the Company based on the awards and terms previously granted under the incentive compensation plan to the Company's employees and an allocation of former Parent's corporate and shared functional employee expenses. Accordingly, the amounts presented for fiscal 2015 are not necessarily indicative of future awards and do not necessarily reflect the results that the Company would have experienced as an independent, publicly-traded company. The share and per share data for fiscal 2015 presented in this note has not been adjusted to reflect the impact of the Separation.
In conjunction with the Separation, the Company adopted the Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (the "Plan"). The Plan became effective on November 1, 2015. The total number of shares of the Company’s common stock authorized under the Plan was 260 million. On January 25, 2017, the Company amended the Plan and reduced the authorized shares of common stock to 210 million shares. In connection with the Everett and Seattle Transactions, the number of shares of the Company's common stock authorized for issuance under the Plan increased by 67 million. The Plan provides for the grant of various types of awards including restricted stock awards, stock options, and performance-based awards. These awards generally vest over three years from the grant date. The Company's stock-based incentive compensation program also includes various equity plans assumed through acquisitions under which stock-based awards are outstanding.
In connection with the Separation, the Company granted one-time retention stock awards, with a total grant date fair value of approximately $137 million, to certain executives in the first quarter of fiscal 2016. These awards generally vest over three years from the grant date.
Stock-Based Compensation Expense
Stock-based compensation expense and the resulting tax benefits were as follows:

	Fiscal years ended October 31,
	2017	2016	2015
	In millions
Stock-based compensation expense from continuing operations	$454	$408	$362
Income tax benefit	(159)	(131)	(106)
Stock-based compensation expense from continuing operations, net of tax	$295	$277	$256
Stock-based compensation expense from discontinued operations	$166	$189	$203
In May 2016, in connection with the announcement of the Everett Transaction, the Company modified its stock-based compensation program such that certain unvested equity awards outstanding on May 24, 2016 would vest upon the earlier of: (i) the termination of an employee’s employment with HPE as a direct result of an announced sale, divestiture or spin-off of a subsidiary, division or other business; (ii) the termination of an employee’s employment with HPE without cause; or (iii) June

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

1, 2018. This modification also included changes to the performance and market conditions of certain performance-based awards. The incremental expense arising from this modification was not material. Additionally, as a result of the accelerated vesting related to this modification, the Company incurred stock-based compensation expense of $126 million during fiscal 2017, of which $92 million was recorded in Net loss from discontinued operations in the Consolidated Statement of Earnings for the fiscal year ended October 31, 2017. The remaining $34 million arising from the modification for fiscal 2017 has been recorded within Separation costs in the Consolidated Statement of Earnings.
Additionally, as permitted by the Plan, in connection with the Everett and Seattle Transactions and in accordance with the respective Employee Matters Agreements, HPE made certain post-spin adjustments to the exercise price and number of stock-based compensation awards with the intention of preserving the intrinsic value of the outstanding awards prior to the close of the transactions. The incremental expense incurred by the Company related to the Everett and Seattle Transactions was not material.
For the fiscal year ended October 31, 2017, stock-based compensation expense from continuing operations in the table above includes pre-tax expense of $41 million, which has been recorded within Separation costs, $33 million related to workforce reductions, which has been recorded within Restructuring charges, and $23 million related to the acquisitions of Silicon Graphics International Corp. ("SGI") and Nimble Storage, Inc. ("Nimble Storage"), which has been recorded within Acquisition and other related charges in the Consolidated Statement of Earnings.
For the fiscal year ended October 31, 2016, stock-based compensation expense from continuing operations in the table above includes pre-tax expense of $33 million, which has been recorded within Separation costs, and $8 million, related to workforce reductions, which has been recorded within Restructuring charges, in the Consolidated Statement of Earnings.
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
Stock-based compensation expense in the table above includes an allocation of former Parent's corporate and shared functional employee expenses of $151 million in fiscal 2015.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

For fiscal 2017 and 2016, the activity summarized in the table below is related to restricted stock units held by Company employees under the Plan. For fiscal 2015, the activity summarized in the table below is related to restricted stock units held by Company employees under former Parent's Plans.

	Fiscal years ended October 31,
	2017		2016		2015
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	57,321	$15	—	$—	24,496	$24
Converted from former Parent's Plans	—	$—	42,012	$15	—	$—
Granted and assumed through acquisition(1)	23,980	$21	32,752	$15	19,601	$35
Additional shares granted due to post-spin adjustments(2)	25,543	$9	—	$—	—	$—
Vested(3)	(51,976)	$16	(12,747)	$15	(21,860)	$26
Forfeited/canceled(4)	(6,351)	$16	(4,696)	$15	(1,819)	$30
Employee transition(5)	—	$—	—	$—	3,982	$33,000,000
Outstanding at end of year	48,517	$14	57,321	$15	24,400	$32

(1)
For fiscal 2017, includes approximately 11 million restricted stock units assumed by the Company through acquisition with a weighted-average grant date fair value of $18 per share. For fiscal 2016, includes a one-time restricted stock unit retention grant of approximately 5 million shares in fiscal 2016. For fiscal 2015, includes approximately 8 million shares of restricted stock units assumed through acquisition with a weighted-average grant date fair value of $33 per share.

(2)
Additional shares granted as a result of the post-spin exercise price adjustments made related to the Everett and Seattle Transactions, as permitted by the Plan, in order to preserve the intrinsic value of outstanding awards prior to the close of the transactions.

(3)
For fiscal 2017, includes approximately 14 million restricted stock units, with a weighted-average grant date fair value of $17 per share, which were accelerated as part of the Everett and Seattle Transactions.

(4)
For fiscal 2017, includes approximately 0.3 million restricted stock units, with a weighted-average grant date fair value of $18 per share, related to the former ES and Software segments, which were canceled by HPE and assumed by DXC and Micro Focus in connection with the Everett and Seattle Transactions, and in accordance with the respective Employee Matters Agreements.

(5)	Employee transition amounts consist of restricted stock unit activity for employees transitioning between the Company and former Parent.
The total grant date fair value of restricted stock awards vested for Company employees in fiscal 2017, 2016 and 2015 was $472 million, $130 million and $451 million, respectively, net of taxes. As of October 31, 2017, there was $301 million of unrecognized pre-tax stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over the remaining weighted-average vesting period of 1.2 years.
Stock Options
Stock options granted under the Plan are generally non-qualified stock options, but the Plan permits some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the closing price of the Company's common stock on the option grant date. The majority of the stock options issued by the Company contain only service vesting conditions. The Company also issued performance-contingent stock options that vest only on the satisfaction of both service and market conditions.

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

	Fiscal years ended October 31,
	2017	2016	2015
Weighted-average fair value(1)	$6	$4	$8
Expected volatility(2)	25.7%	31.1%	26.8%
Risk-free interest rate(3)	2.0%	1.7%	1.7%
Expected dividend yield(4)	1.0%	1.5%	1.8%
Expected term in years(5)	6.1	5.4	5.9

(1)
For fiscal 2017 and 2016, the weighted-average fair value was based on the fair value of stock options granted under the Plan during the respective periods. For fiscal 2015, the weighted-average fair value was based on the fair value of stock options granted under former Parent's Plans during the period.

(2)
For options granted in fiscal 2017 and 2016, expected volatility was estimated using the average historical volatility of selected peer companies. For options granted in fiscal 2015, expected volatility was estimated using the implied volatility derived from options traded on former Parent's common stock.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the option.

(5)
For options granted in fiscal 2017 and 2016 subject to service-based vesting, the expected term was estimated using the simplified method detailed in SEC Staff Accounting Bulletin No. 110. For options granted in fiscal 2015 subject to service-based vesting, the expected term was estimated using historical exercise and post-vesting termination patterns. For performance-contingent options, the expected term represents an output from the lattice model.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

For fiscal 2017 and 2016, the activity summarized in the table below is related to stock options held by Company employees under the Plan. For fiscal 2015, the activity summarized in the table below is related to stock options held by Company employees under former Parent's Plans.

	Fiscal years ended October 31,
	2017				2016				2015
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	57,498	$15			—	$—			24,472	$27
Converted from former Parent's Plans	—	$—			42,579	$15			—	$—
Granted and assumed through acquisition(1)	6,074	$23			25,390	$15			3,147	$37
Additional shares granted due to post-spin adjustments(2)	24,523	$11			—	$—			—	$—
Exercised	(29,492)	$12			(7,845)	$11			(5,716)	$18
Forfeited/canceled/expired(3)	(9,329)	$16			(2,626)	$20			(7,116)	$40
Employee transition(4)	—	$—			—	$—			11,391	$26
Outstanding at end of year(5)	49,274	$10	4.6	$207	57,498	$15	5.4	$437	26,178	$26	5.2	$115
Vested and expected to vest at end of year(5)	48,566	$10	4.6	$205	55,716	$15	5.3	$425	25,309	$26	5.2	$115
Exercisable at end of year(5)	24,736	$9	3.0	$123	26,204	$13	3.8	$241	18,767	$23	4.7	$109

(1)	For fiscal 2016, includes one-time stock option retention grant of approximately 16 million shares.

(2)
Additional shares granted as a result of the post-spin exercise price adjustments made related to the Everett and Seattle Transactions, as permitted by the Plan, in order to preserve the intrinsic value of the awards prior to the close of the transaction.

(3)
For fiscal 2017, includes approximately 8 million stock options, with a weighted-average exercise price of $16 per share, related to the former ES and Software segments, which were canceled by HPE in connection with the Everett and Seattle Transactions, and in accordance with the respective Employee Matters Agreements.

(4)	Employee transition amounts consist of option activity for employees transitioning between the Company and former Parent.

(5)	The weighted average exercise price reflects the impact of the post-spin adjustments to the exercise price related to the Everett and Seattle Transactions.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of fiscal 2017, 2016 and 2015. For fiscal 2017 and 2016, the aggregate intrinsic value is the difference between the Company's closing common stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of in-the-money options. For fiscal 2015, the aggregate intrinsic value is the difference between former Parent's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in fiscal 2017, 2016 and 2015 was $218 million, $62 million and $94 million, respectively. The total grant date fair value of options granted which vested in fiscal 2017, 2016 and 2015 was $94 million, $18 million and $38 million, respectively, net of taxes.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The following table summarizes significant ranges of outstanding and exercisable stock options:

	As of October 31, 2017
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	In thousands	In years		In thousands
$0-$9.99	33,168	4.4	$8	19,198	$8
$10-$19.99	16,024	5.1	$13	5,456	$13
$20-$29.99	82	2.2	$25	82	$25
	49,274	4.6	$10	24,736	$9
As of October 31, 2017, there was $25 million of unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 1.2 years.
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
Prior to the Separation, under former Parent's ESPP, employees could contribute up to 10% of their eligible compensation, subject to certain income limits, to purchase shares of former Parent's common stock. Pursuant to the terms of former Parent's ESPP, employees purchased stock under the ESPP at a price equal to 95% of former Parent's closing stock price on the purchase date. No stock-based compensation expense was recorded in connection with those purchases because the criteria of a non-compensatory plan were met.
Cash received from option exercises and purchases under the Company's ESPP was $411 million and $119 million in fiscal 2017 and 2016, respectively. The benefit realized for the tax deduction from option exercises in fiscal 2017 and 2016 was $69 million and $21 million, respectively. Cash received from option exercises and purchases by Company employees under former Parent's ESPP was $165 million in fiscal 2015. The benefit realized for the tax deduction from option exercises in fiscal 2015 was $45 million.
Note 8: Taxes on Earnings
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Provision for Taxes
The domestic and foreign components of earnings from continuing operations before taxes were as follows:

	For the fiscal years ended October 31,
	2017	2016	2015
	In millions
U.S.	$(1,098)	$(1,144)	$288
Non-U.S.	1,370	5,004	1,647
	$272	$3,860	$1,935
The Benefit (provision) for taxes on earnings from continuing operations were as follows:

	For the fiscal years ended October 31,
	2017	2016	2015
	In millions
U.S. federal taxes:
Current	$560	$940	$1,640
Deferred	(1,366)	(959)	(2,610)
Non-U.S. taxes:
Current	64	874	313
Deferred	25	(58)	60
State taxes:
Current	(107)	36	45
Deferred	660	(210)	(153)
	$(164)	$623	$(705)
The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate were as follows:

	For the fiscal years ended October 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.0%	1.0%	12.4%
Lower rates in other jurisdictions, net	(426.3)%	(24.5)%	(10.5)%
Valuation allowance	310.0%	(14.7)%	(85.9)%
U.S. permanent differences	27.8%	(2.3)%	1.9%
Uncertain tax positions	(8.4)%	23.1%	5.8%
Other, net	(1.4)%	(1.5)%	4.9%
	(60.3)%	16.1%	(36.4)%
The jurisdictions with favorable tax rates that had the most significant impact on the Company's effective tax rate in the periods presented include Puerto Rico, China and Singapore. The Company plans to reinvest earnings of these jurisdictions indefinitely outside the U.S., and therefore has not provided for U.S. taxes on those indefinitely reinvested earnings.
In fiscal 2017, the Company recorded $554 million of net income tax benefits related to items unique to the year. These amounts primarily included $699 million of income tax benefits in connection with the Everett and Seattle Transactions and $326 million of income tax benefits on restructuring charges, separation costs, transformation costs and acquisition and other related charges, the effects of which were partially offset by $473 million of income tax charges to record valuation allowances on U.S. state deferred tax assets, and $88 million of income tax charges related to pre-Separation tax matters.
In fiscal 2016, the Company recorded $250 million of net income tax charges related to items unique to the year. These amounts primarily included $714 million of income tax charges related to pre-Separation tax matters, of which $647 million was related to the effect of the potential settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

and $169 million of income tax charges resulting from a gain on the H3C divestiture, the effects of which were partially offset by $509 million of income tax benefits on restructuring charges, separation costs and acquisition and other related charges, and $124 million of income tax benefits resulting from a gain on the MphasiS divestiture.
In fiscal 2015, the Company recorded $1.7 billion of net income tax benefits related to items unique to the year. These amounts primarily included $1.8 billion of income tax benefits due to a release of valuation allowances pertaining to certain U.S. state deferred tax assets, $139 million of income tax benefits related to restructuring charges and separation costs, and $67 million of income tax benefits related to uncertain tax positions, the effects of which were partially offset by $486 million of income tax charges to record valuation allowances on certain foreign deferred tax assets and $229 million of income tax charges related to state tax impacts of the separation of deferred taxes under the Separate Return Method.
As a result of certain employment actions and capital investments the Company has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2024. The gross income tax benefits attributable to these actions and investments were estimated to be $378 million ($0.23 diluted net EPS) in fiscal 2017, $401 million ($0.23 diluted net EPS) in fiscal 2016 and $260 million ($0.14 diluted net EPS) in fiscal 2015. Refer Note 18, "Net Earnings Per Share" for details on shares used to compute diluted net EPS.
Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	As of October 31,
	2017	2016	2015
	In millions
Balance at beginning of year	$11,411	$4,901	$1,024
Increases:
For current year's tax positions	28	1,456	1,428
For prior years' tax positions	311	820	3,538
Net transfers from former Parent through equity	—	4,455	—
Decreases:
For prior years' tax positions	(202)	(114)	(70)
Statute of limitations expiration	(70)	(47)	(2)
Settlements with taxing authorities	(216)	(60)	(7)
Net transfers to former Parent through equity	—	—	(1,010)
Balance at end of year	$11,262	$11,411	$4,901
Up to $3.0 billion, $2.7 billion and $0.2 billion of Hewlett Packard Enterprise's unrecognized tax benefits at October 31, 2017, 2016 and 2015, respectively, would affect the Company's effective tax rate if realized. The $149 million decrease in the amount of unrecognized tax benefits for the year ended October 31, 2017, is primarily related to the settlement of a foreign tax audit concerning an intercompany transaction, partially offset by unrecognized tax benefits related to the timing of intercompany royalty revenue recognition, which does not affect the Company's effective tax rate.
For fiscal 2015, the unrecognized tax benefits reflected in the Company's Consolidated and Combined Financial Statements have been determined using the Separate Return Method. The $6.5 billion increase in the amount of unrecognized tax benefits for the year ended October 31, 2016, is primarily related to certain pre-Separation income tax liabilities for which the Company is joint and severally liable under the Tax Matters Agreement entered in to with HP Inc. effective November 1, 2015, as well as the unrecognized tax benefits related to the timing of intercompany royalty revenue recognition, which does not affect the Company's effective tax rate.
Hewlett Packard Enterprise recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Benefit (provision) for taxes in the Consolidated and Combined Statements of Earnings. The Company had accrued $304 million and $197 million for interest and penalties as of October 31, 2017 and 2016, respectively.
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
Hewlett Packard Enterprise is subject to income tax in the U.S. and approximately 120 other countries and is subject to routine corporate income tax audits in many of these jurisdictions.
With respect to major foreign tax jurisdictions, HPE is no longer subject to tax authority examinations for years prior to 2005. HPE was subject to a foreign tax audit concerning an intercompany transaction for fiscal 2009 which the Company settled with the relevant taxing authority for $456 million during the third quarter of fiscal 2017. The settlement amount is due to be paid in semi-annual installments over the next three fiscal years. With respect to major state tax jurisdictions, HPE is no longer subject to tax authority examinations for years prior to 2003.
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
Hewlett Packard Enterprise is joint and severally liable for certain pre-Separation tax liabilities of HP Inc. HP Inc. is subject to numerous ongoing audits by federal, state and foreign tax authorities. The IRS is conducting an audit of former Parent’s 2009 - 2015 income tax returns. HP Inc. has received from the IRS Notices of Deficiency for its fiscal 1999 - 2000 and 2003 - 2005 tax years, and RARs for its fiscal 2001 - 2002 and 2006 - 2008 tax years.
Hewlett Packard Enterprise has not provided for U.S. federal income and foreign withholding taxes on $12 billion of undistributed earnings from non-U.S. operations as of October 31, 2017 because the Company intends to reinvest such earnings indefinitely outside of the U.S. The undistributed earnings from non-U.S. operations has decreased from October 31, 2016 due to the Everett and Seattle Transactions and utilization of such earnings to fund losses of non-U.S. subsidiaries. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. The Company will remit non-indefinitely reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and the Company determines that it is advantageous for business operations, tax or cash management reasons.
Deferred Income Taxes
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31,
	2017	2016
	In millions
Deferred tax assets:
Loss and credit carry-forwards	$4,775	$1,596
Inventory valuation	79	84
Intercompany transactions—royalty prepayments	4,267	4,445
Intercompany transactions—excluding royalty prepayments	129	160
Warranty	156	164
Employee and retiree benefits	661	1,042
Accounts receivable allowance	19	30
Restructuring	186	98
Deferred revenue	757	670
Other	574	463
Total deferred tax assets	11,603	8,752
Valuation allowance	(2,789)	(2,095)
Total deferred tax assets net of valuation allowance	8,814	6,657
Deferred tax liabilities:
Unremitted earnings from foreign subsidiaries	(3,824)	(3,665)
Fixed assets	(385)	(118)
Intangible assets	(46)	(164)
Total deferred tax liabilities	(4,255)	(3,947)
Net deferred tax assets and liabilities	$4,559	$2,710
Deferred tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	As of October 31,
	2017	2016
	In millions
Deferred tax assets	$4,663	$2,806
Deferred tax liabilities	(104)	(96)
Deferred tax assets net of deferred tax liabilities	$4,559	$2,710
The Company periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from U.S. GAAP treatment, deferred taxes are recognized. Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $439 million and $3.7 billion during fiscal 2017 and 2016, respectively. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 15 years and 5 years, respectively. Intercompany royalty revenue and the amortization expense related to the licensing rights are eliminated in consolidation.
As of October 31, 2017, the Company had $1.0 billion, $1.5 billion and $7.7 billion of federal, state and foreign net operating loss carry-forwards, respectively. Amounts included in state, foreign and federal net operating loss carry-forwards will begin to expire in 2018, 2019, and 2030, respectively. Hewlett Packard Enterprise has provided a valuation allowance of $108 million and $1.4 billion for deferred tax assets related to state and foreign net operating losses carry-forwards, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

As of October 31, 2017, Hewlett Packard Enterprise had recorded deferred tax assets for various tax credit carry-forwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$2,623	$—	2021
U.S. research and development and other credits	110	—	2019
Tax credits in state and foreign jurisdictions	166	(162)	2019
Balance at end of year	$2,899	$(162)
Deferred Tax Asset Valuation Allowance
The deferred tax asset valuation allowance and changes were as follows:

	As of October 31,
	2017	2016	2015
	In millions
Balance at beginning of year	$2,095	$1,572	$1,527
Income tax expense	848	(203)	(1,449)
Other comprehensive income, currency translation and charges to other accounts	(154)	726	1,494
Balance at end of year	$2,789	$2,095	$1,572
Total valuation allowances increased by $694 million in fiscal 2017, due primarily to the valuation allowance recorded against foreign deferred tax assets related to loss carry-forwards and increases in U.S. domestic valuation allowances on deferred taxes related to state operations. Total valuation allowances increased by $523 million in fiscal 2016 due primarily to the valuation allowance recorded against foreign deferred tax assets related to pension assets and liabilities, partially offset by decreases in foreign deferred tax assets for net operating losses.
Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement with HP Inc., formerly Hewlett-Packard Company. In connection with the Everett and Seattle Transactions, the company entered into a DXC Tax Matters Agreement with DXC and a Micro Focus Tax Matters Agreement with Micro Focus, respectively. See Note 20, "Guarantees, Indemnifications and Warranties", for a description of the Tax Matters Agreement, DXC Tax Matters Agreement and Micro Focus Tax Matters Agreement.
Note 9: Balance Sheet Details
Balance sheet details were as follows:
Accounts Receivable, Net

	As of October 31,
	2017	2016
	In millions
Unbilled receivable	$223	$150
Accounts receivable	2,892	3,050
Allowance for doubtful accounts	(42)	(49)
Total	$3,073	$3,151

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The allowance for doubtful accounts related to accounts receivable and changes therein were as follows:

	As of October 31,
	2017	2016	2015
	In millions
Balance at beginning of year	$49	$72	$70
Provision for doubtful accounts	16	22	6
Deductions, net of recoveries	(23)	(45)	(4)
Balance at end of year	$42	$49	$72
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The recourse obligations associated with these short-term financing arrangements as of October 31, 2017 and 2016 were not material.
The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

	As of October 31,
	2017	2016	2015
	In millions
Balance at beginning of period(1)	$145	$68	$188
Trade receivables sold	3,910	3,015	4,221
Cash receipts	(3,937)	(2,931)	(4,327)
Foreign currency and other	3	(7)	(14)
Balance at end of period(1)	$121	$145	$68

(1)	Beginning and ending balances represent amounts for trade receivables sold but not yet collected.
Inventory

	As of October 31,
	2017	2016
	In millions
Finished goods	$1,236	$1,170
Purchased parts and fabricated assemblies	1,079	550
Total	$2,315	$1,720
For the fiscal year ended October 31, 2017, the increase in Inventory was due primarily to higher memory component inventory due to price increases and inventory added as a result of acquisitions, primarily SGI and Nimble Storage.
Other Current Assets

	As of October 31,
	2017	2016
	In millions
Value-added taxes receivable	$819	$741
Manufacturer and other receivables	1,185	1,007
Prepaid and other current assets	1,081	946
Total	$3,085	$2,694

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Property, Plant and Equipment

	As of October 31,
	2017	2016
	In millions
Land	$312	$353
Buildings and leasehold improvements	2,371	3,483
Machinery and equipment, including equipment held for lease	9,194	9,061
	11,877	12,897
Accumulated depreciation	(5,608)	(6,522)
Total	$6,269	$6,375
Depreciation expense was $2.2 billion, $2.0 billion and $2.2 billion in fiscal 2017, 2016 and 2015, respectively. The change in gross property, plant and equipment during fiscal 2017 was due primarily to sales and retirements of $3.1 billion and transfers of assets and lease conversion activities in connection with the Everett and Seattle Transactions of $1.2 billion partially offset by purchases and additions as a result of acquisitions of $3.1 billion and favorable currency fluctuations of $0.2 billion. Accumulated depreciation associated with the assets sold and retired was $2.4 billion.
Long-Term Financing Receivables and Other Assets

	As of October 31,
	2017	2016
	In millions
Financing receivables, net	$4,380	$4,584
Deferred tax assets	4,663	2,806
Prepaid pension assets	830	366
Other	2,727	2,720
Total	$12,600	$10,476
For the fiscal year ended October 31, 2017, the change in Long-term financing receivables and other assets was due primarily to an increase in Deferred tax assets. The increase was due primarily to an increase in foreign tax credits as a result of the Seattle Transaction and related internal planning activities.
Other Accrued Liabilities

	As of October 31,
	2017	2016
	In millions
Accrued taxes - other	$929	$801
Warranty - short-term	269	258
Sales and marketing programs	780	837
Other	1,866	1,821
Total	$3,844	$3,717

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Other Liabilities

	As of October 31,
	2017	2016
	In millions
Pension, post-retirement, and post-employment liabilities	$1,413	$2,101
Deferred revenue - long-term	2,487	2,330
Tax liability - long-term	3,859	3,641
Other long-term liabilities	1,036	802
Total	$8,795	$8,874
For the fiscal year ended October 31, 2017, the change in Other liabilities was due primarily to a decrease in Pension, post-retirement, and post-employment liabilities. See Note 6, "Retirement and Post-Retirement Benefit Plans", for the change in the funded status of these plans.
Note 10: Financing Receivables and Operating Leases
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of October 31,
	2017	2016
	In millions
Minimum lease payments receivable	$8,226	$8,480
Unguaranteed residual value	272	231
Unearned income	(654)	(678)
Financing receivables, gross	7,844	8,033
Allowance for doubtful accounts	(86)	(89)
Financing receivables, net	7,758	7,944
Less: current portion(1)	(3,378)	(3,360)
Amounts due after one year, net(1)	$4,380	$4,584

(1)
The Company includes the current portion in Financing receivables, and amounts due after one year, net, in Long-term financing receivables and other assets in the accompanying Consolidated Balance Sheets.

During the second quarter of fiscal 2017, in connection with the Everett Transaction, the Company converted certain capital lease arrangements with the former ES segment to operating lease assets held by FS. The decrease in financing receivables during the fiscal year ended October 31, 2017 in the table above is due primarily to this conversion of capital leases to operating leases.
As of October 31, 2017, scheduled maturities of the Company's minimum lease payments receivable were as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	In millions
Scheduled maturities of minimum lease payments receivable	$3,686	$2,121	$1,350	$690	$302	$77	$8,226

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Sale of Financing Receivables
During the fiscal years ended October 31, 2017 and 2016, the Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions, which are accounted for as sales in accordance with Accounting Standards Codification ("ASC") 860 - Transfers and Servicing. The Company derecognizes the carrying value of the receivable transferred and recognizes a net gain or loss on the sale. During the fiscal years ended October 31, 2017 and 2016, the Company sold $130 million and $124 million, respectively, of financing receivables. The gains recognized on the sales of financing receivables were not material for the periods presented.
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
The credit risk profile of gross financing receivables, based on internal risk ratings, was as follows:

	As of October 31,
	2017	2016
	In millions
Risk Rating:
Low	$4,156	$4,027
Moderate	3,556	3,909
High	132	97
Total	$7,844	$8,033
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The allowance for doubtful accounts related to financing receivables and changes therein were as follows:

	As of October 31,
	2017	2016	2015
	In millions
Balance at beginning of year	$89	$95	$111
Provision for doubtful accounts	23	11	25
Write-offs	(26)	(17)	(41)
Balance at end of year	$86	$89	$95
The gross financing receivables and related allowance evaluated for loss were as follows:

	As of October 31,
	2017	2016
	In millions
Gross financing receivables collectively evaluated for loss	$7,523	$7,750
Gross financing receivables individually evaluated for loss	321	283
Total	$7,844	$8,033
Allowance for financing receivables collectively evaluated for loss	$67	$73
Allowance for financing receivables individually evaluated for loss	19	16
Total	$86	$89
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of October 31,
	2017	2016
	In millions
Billed:(1)
Current 1-30 days	$257	$389
Past due 31-60 days	52	54
Past due 61-90 days	15	14
Past due >90 days	58	68
Unbilled sales-type and direct-financing lease receivables	7,462	7,508
Total gross financing receivables	$7,844	$8,033
Gross financing receivables on non-accrual status(2)	$188	$163
Gross financing receivables 90 days past due and still accruing interest(2)	$133	$120

(1)	Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment in the Consolidated Balance Sheets were as follows:

	As of October 31,
	2017	2016
	In millions
Equipment leased to customers	$7,356	$5,467
Accumulated depreciation	(2,943)	(2,134)
Total	$4,413	$3,333
The increase in operating lease assets during the fiscal year ended October 31, 2017 was primarily a result of the Everett Transaction, as operating leases held with the former ES segment were treated as intercompany leases until the close of the transaction. As of April 1, 2017, these leases became third party leases held with DXC.
As of October 31, 2017, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	In millions
Minimum future rentals on non-cancelable operating leases	$2,026	$1,284	$509	$73	$17	$1	$3,910
Note 11: Acquisitions and Divestitures
The purchase price allocations for the acquisitions described below reflect various preliminary fair value estimates and analysis, including preliminary work performed by third-party valuation specialists, certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and income based taxes, and residual goodwill, which are subject to change within the measurement period as valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Acquisitions in Fiscal 2017
During fiscal 2017, the Company completed six acquisitions. The following table presents the aggregate purchase price allocation, including those items that are still preliminary allocations, for the Company's acquisitions for the fiscal year ended October 31, 2017:

In millions

Goodwill	$1,427
Amortizable intangible assets	603
In-process research and development	85
Net assets assumed	340
Total fair value consideration	$2,455
On September 15, 2017, the Company completed the acquisition of Cloud Technology Partners ("CTP"), a cloud consulting, design and advisory services company. CTP’s results of operations are included within the Enterprise Group segment.
On April 17, 2017, the Company completed the acquisition of Nimble Storage, a provider of predictive all-flash and hybrid-flash storage solutions. Nimble Storage's results of operations are included within the Enterprise Group segment. The acquisition date fair value consideration of $1.2 billion primarily consisted of cash paid for outstanding common stock, vested in-the-money stock awards, and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $755 million of goodwill, $291 million of intangible assets, and $31 million of in-process research and development. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.
On February 17, 2017, the Company completed the acquisition of SimpliVity, a provider of software-defined, hyperconverged infrastructure. SimpliVity's results of operations are included within the Enterprise Group segment. The acquisition date fair value consideration of $651 million primarily consisted of cash paid for outstanding common stock, debt, and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $442 million of goodwill, $118 million of intangible assets, and $24 million of in-process research and development. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.
On November 1, 2016, the Company completed the acquisition of SGI, a provider of high-performance solutions for computer data analytics and data management. SGI's results of operations are included within the Enterprise Group segment. The acquisition date fair value consideration of $349 million consisted of cash paid for outstanding common stock, debt, and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $75 million of goodwill, $150 million of intangible assets, and $30 million of in-process research and development. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.
Divestitures in Fiscal 2016
In fiscal 2016, the Company completed three divestitures, which resulted in $3.0 billion of net proceeds. These divestitures primarily represent the sale of the Company's controlling interest in H3C and MphasiS, which are discussed further below. The gains associated with the sale of the Company's controlling interest in H3C and MphasiS are included in Gain on H3C and MphasiS divestitures in the Consolidated Statement of Earnings for the fiscal year ended October 31, 2016.
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
The results of the H3C disposal group, which represented 100% of the Company's H3C Technologies and China-based server, storage and technology services businesses, were reflected in the Company's Consolidated and Combined Financial Statements through the date of closing. The pre-tax earnings for the fiscal years ended October 31, 2016 and 2015 were $182 million and $286 million, respectively. The Company's remaining 49% ownership is accounted for under the equity method of accounting, and its proportionate share of H3C’s earnings are included in Loss from equity interests in the Consolidated and Combined Statements of Earnings. See Note 22, "Equity Method Investments" for additional information.
In April 2016, the Company signed a definitive agreement with The Blackstone Group to sell the Company's equity stake in MphasiS Limited, an IT services provider headquartered in Bangalore, India, for Indian Rupees ("INR") 430 per share. On September 1, 2016, the Company closed the MphasiS divestiture by selling its full equity stake, which was valued at $824 million at the purchase price of INR 430 per share. As a result of the MphasiS divestiture, the Company recognized a gain of $253 million.
Acquisitions in Fiscal 2015
In fiscal 2015, the Company completed four acquisitions. The following table presents the aggregate purchase price allocation, including those items that were preliminary allocations, for the Company's acquisitions for the fiscal year ended October 31, 2015:

In millions

Goodwill	$1,891
Amortizable intangible assets	656
In-process research and development	159
Net assets assumed	205
Total fair value of consideration	$2,911
The Company's largest acquisition in fiscal 2015 was Aruba, which was completed in May 2015. The Company reports the financial results of Aruba's business in the Networking business unit within the EG segment. The acquisition date fair value of consideration of $2.8 billion consisted of cash paid for outstanding common stock, vested in-the-money stock awards and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $1.8 billion of goodwill, $643 million of intangible assets and $153 million of in-process research and development. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average life of six years.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Note 12: Goodwill and Intangible Assets
Goodwill
Goodwill and related changes in the carrying amount by reportable segment were as follows:

	Enterprise Group	Financial Services	Corporate Investments(1)	Total
	In millions
Balance at October 31, 2015	$18,712	$144	$92	$18,948
Goodwill acquired during the period	2	—	—	2
Goodwill divested during the period(2)	(3,000)	—	(90)	(3,090)
Changes due to foreign currency	(28)	—	(2)	(30)
Goodwill adjustments(3)	260	—	—	260
Balance at October 31, 2016	15,946	144	—	16,090
Goodwill acquired during the period	1,427	—	—	1,427
Changes due to foreign currency	1	—	—	1
Goodwill adjustments	(2)	—	—	(2)
Balance at October 31, 2017	$17,372	$144	$—	$17,516

(1)	Goodwill related to MphasiS, which was divested in the fourth quarter of fiscal 2016.

(2)	Goodwill divested as part of the H3C divestiture and sale of MphasiS, which were previously reported within the EG segment and Corporate Investments segment, respectively.

(3)	Primarily measurement period adjustments to provisional tax items recorded in conjunction with the Aruba acquisition.
Goodwill Impairments
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2017, the Company's reporting units were consistent with the reportable segments identified in Note 3, "Segment Information". Based on the results of the Company's annual impairment tests for fiscal 2017, 2016, and 2015, the Company determined that no impairment of goodwill existed.
Intangible Assets
Intangible assets are comprised of:

	As of October 31, 2017			As of October 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$268	$(71)	$197	$173	$(78)	$95
Developed and core technology and patents	1,133	(427)	706	1,037	(498)	539
Trade name and trade marks	87	(23)	64	49	(8)	41
In-process research and development	75	—	75	—	—	—
Total intangible assets	$1,563	$(521)	$1,042	$1,259	$(584)	$675
For fiscal 2017, the increase in gross intangible assets was due primarily to $688 million of purchases related to acquisitions, partially offset by $384 million of intangible assets which became fully amortized and were eliminated from gross intangible assets and accumulated amortization. Intangible asset amortization expense for the fiscal year ended October 31, 2017 was $321 million.
For fiscal 2016, the decrease in gross intangible assets was due primarily to $189 million of intangible assets which became fully amortized and were eliminated from gross intangible assets and accumulated amortization, and $355 million of intangible assets that were divested, of which $293 million was accumulated amortization. The decrease was partially offset by

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

$7 million of purchases related to an acquisition. Intangible asset amortization expense for the fiscal year ended October 31, 2016 was $272 million.
In-process research and development consists of efforts that are in process on the date the Company acquires a business. Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process research and development intangible assets upon completion of the projects. If an in-process research and development project is abandoned, the Company records an expense for the value of the related intangible asset to its Consolidated and Combined Statement of Earnings in the period of abandonment. The Company reclassified in-process research and development assets acquired of $10 million and $159 million to developed and core technology and patents as the projects were completed, and began amortization during fiscal 2017 and fiscal 2016, respectively.
As of October 31, 2017, the weighted-average remaining useful lives of the Company's finite-lived intangible assets were as follows:

Finite-Lived Intangible Assets	Weighted-Average Remaining Useful Lives
In years
Customer contracts, customer lists and distribution agreements	4
Developed and core technology and patents	5
Trade name and trade marks	5
As of October 31, 2017, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year	In millions
2018	$281
2019	227
2020	176
2021	108
2022	81
Thereafter	94
Total	$967

Note 13: Fair Value
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2017				As of October 31, 2016
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$1,159	$—	$1,159	$—	$4,074	$—	$4,074
Money market funds	5,592	—	—	5,592	6,549	—	—	6,549
Equity securities in public companies	—	—	—	—	16	—	—	16
Foreign bonds	9	214	—	223	—	153	—	153
Other debt securities	—	—	26	26	—	—	28	28
Derivative Instruments:
Interest rate contracts	—	—	—	—	—	109	—	109
Foreign exchange contracts	—	259	—	259	—	608	—	608
Other derivatives	—	1	—	1	—	—	—	—
Total assets	$5,601	$1,633	$26	$7,260	$6,565	$4,944	$28	$11,537
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$142	$—	$142	$—	$6	$—	$6
Foreign exchange contracts	—	335	—	335	—	211	—	211
Other derivatives	—	—	—	—	—	2	—	2
Total liabilities	$—	$477	$—	$477	$—	$219	$—	$219
For the fiscal year ended October 31, 2017, there were no transfers between levels within the fair value hierarchy. For the fiscal year ended October 31, 2016, there were no material transfers between levels within the fair value hierarchy.
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
Derivative Instruments: The Company uses forward contracts, interest rate and total return swaps to hedge certain foreign currency and interest rate exposures. The Company uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, the Company and counterparties' credit risk, foreign currency exchange rates, and forward and spot prices for currencies and interest rates. See Note 14, "Financial Instruments", for a further discussion of the Company's use of derivative instruments.
Other Fair Value Disclosures
Short- and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

rates. At October 31, 2017, the estimated fair value of the Company's short-term and long-term debt was $14.6 billion and the carrying value was $14.0 billion. As of October 31, 2016, the estimated fair value of the Company's short-term and long-term debt was $16.3 billion and the carrying value was $15.7 billion. If measured at fair value in the Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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
Note 14: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of October 31, 2017				As of October 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,159	$—	$—	$1,159	$4,074	$—	$—	$4,074
Money market funds	5,592	—	—	5,592	6,549	—	—	6,549
Total cash equivalents	6,751	—	—	6,751	10,623	—	—	10,623
Available-for-Sale Investments:
Debt securities:
Foreign bonds	183	40	—	223	111	42	—	153
Other debt securities	37	—	(11)	26	40	—	(12)	28
Total debt securities	220	40	(11)	249	151	42	(12)	181
Equity securities:
Equity securities in public companies	—	—	—	—	20	—	(4)	16
Total equity securities	—	—	—	—	20	—	(4)	16
Total available-for-sale investments	220	40	(11)	249	171	42	(16)	197
Total cash equivalents and available-for-sale investments	$6,971	$40	$(11)	$7,000	$10,794	$42	$(16)	$10,820
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2017 and 2016, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $104 million in fiscal 2017, $105 million in fiscal 2016 and $54 million in fiscal 2015. Time deposits were primarily issued by institutions outside the U.S. as of October 31, 2017 and 2016. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
The gross unrealized loss as of October 31, 2017 and 2016 was due primarily to a decline in the fair value of a debt security of $11 million and $12 million, respectively, that has been in a continuous loss position for more than twelve months.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The Company does not intend to sell this debt security, and it is not likely that the Company will be required to sell this debt security prior to the recovery of the amortized cost.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2017
	Amortized Cost	Fair Value
	In millions
Due in more than five years	$220	$249
Equity securities in privately held companies that are accounted for as cost basis investments are included in Long-term financing receivables and other assets in the Consolidated Balance Sheets. These investments amounted to $149 million and $128 million at October 31, 2017 and 2016, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Consolidated Balance Sheet. These amounted to $2.5 billion and $2.6 billion at October 31, 2017 and 2016, respectively. For additional information, see Note 22, "Equity Method Investments".
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
To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allows the Company to hold collateral from, or require the Company to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of the Company's derivatives with credit contingent features in a net liability position was $265 million and $9 million at October 31, 2017 and 2016, respectively, all of which were fully collateralized within two business days.
Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of October 31, 2017 and 2016.

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

	As of October 31, 2017					As of October 31, 2016
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$9,500	$—	$—	$16	$126	$9,500	$—	$109	$—	$6
Cash flow hedges:
Foreign currency contracts	7,202	105	45	101	70	6,295	244	172	31	15
Net investment hedges:
Foreign currency contracts	1,944	35	10	36	41	1,891	53	28	23	28
Total derivatives designated as hedging instruments	18,646	140	55	153	237	17,686	297	309	54	49
Derivatives not designated as hedging instruments
Foreign currency contracts	9,552	61	3	79	8	16,496	100	11	103	11
Other derivatives	96	1	—	—	—	124	—	—	2	—
Total derivatives not designated as hedging instruments	9,648	62	3	79	8	16,620	100	11	105	11
Total derivatives	$28,294	$202	$58	$232	$245	$34,306	$397	$320	$159	$60
Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of October 31, 2017 and 2016, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

	As of October 31, 2017
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$260	$—	$260	$209	$34	(1)	$17
Derivative liabilities	$477	$—	$477	$209	$242	(2)	$26

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

	As of October 31, 2016
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$717	$—	$717	$207	$465	(1)	$45
Derivative liabilities	$219	$—	$219	$207	$10	(3)	$2

(1)
Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

(2)
Represents the collateral posted by the Company in cash or through re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. Of the $242 million of collateral posted, $220 million was in cash and $22 million was through re-use of counterparty collateral.

(3)
Represents the collateral posted by the Company through re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

Effect of Derivative Instruments on the Consolidated and Combined Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the fiscal years ended October 31, 2017, 2016 and 2015 was as follows:

	Gains (Losses) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	2017	2016	2015	Hedged Item	Location	2017	2016	2015
		In millions					In millions
Interest rate contracts	Interest and other, net	$(245)	$158	$(55)	Fixed-rate debt	Interest and other, net	$245	$(158)	$55

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the fiscal years ended October 31, 2017, 2016 and 2015 was as follows:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)			Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	2017	2016	2015	Location	2017	2016	2015
	In millions				In millions
Cash flow hedges:
Foreign currency contracts	$(113)	$(71)	$159	Net revenue	$(68)	$(48)	$156
Foreign currency contracts	(1)	1	—	Cost of products	—	—	—
Foreign currency contracts	—	—	(1)	Other operating expenses	—	—	—
Foreign currency contracts	—	—	—	Gain on H3C and MphasiS divestitures	—	8	—
Foreign currency contracts	159	236	207	Interest and other, net	170	243	202
Subtotal	45	166	365	Net earnings from continuing operations	102	203	358
Foreign currency contracts	1	60	116	Net loss from discontinued operations	43	67	122
Total cash flow hedges	$46	$226	$481	Net earnings	$145	$270	$480
Net investment hedges:
Foreign currency contracts	$(71)	$(58)	$228	Interest and other, net	$—	$—	$—
As of October 31, 2017, 2016 and 2015 no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material for fiscal 2017, 2016 and 2015.
As of October 31, 2017, the Company expects to reclassify an estimated net accumulated other comprehensive loss of approximately $41 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated and Combined Statements of Earnings for the fiscal years ended October 31, 2017, 2016 and 2015 was as follows:

	Gains (Losses) Recognized in Income on Derivatives
	Location	2017	2016	2015
		In millions
Foreign currency contracts	Interest and other, net	$(443)	$(425)	$11
Other derivatives	Interest and other, net	3	(4)	1
Total		$(440)	$(429)	$12

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Note 15: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of October 31,
	2017		2016
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt	$3,005	3.2%	$2,772	1.7%
FS Commercial paper	401	(0.1)%	326	0.1%
Notes payable to banks, lines of credit and other(1)	444	1.8%	427	2.0%
Total notes payable and short-term borrowings	$3,850		$3,525

(1)
Notes payable to banks, lines of credit and other includes $390 million and $381 million at October 31, 2017 and 2016, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Long-Term Debt

	As of October 31,
	2017	2016
	In millions
Hewlett Packard Enterprise Senior Notes(1)
$2,250 issued at discount to par at a price of 99.944% in October 2015 at 2.45%, due October 5, 2017, interest payable semi-annually on April 5 and October 5 of each year	$—	$2,249
$2,650 issued at discount to par at a price of 99.872% in October 2015 at 2.85%, due October 5, 2018, interest payable semi-annually on April 5 and October 5 of each year	2,648	2,648
$1,100 issued at discount to par at a price of 99.994% in September 2017 at 2.10%, due October 4, 2019, interest payable semi-annually on April 4 and October 4 of each year	1,100	—
$3,000 issued at discount to par at a price of 99.972% in October 2015 at 3.6%, due October 15, 2020, interest payable semi-annually on April 15 and October 15 of each year	3,000	2,999
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 15, 2022, interest payable semi-annually on April 15 and October 15 of each year	1,348	1,348
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,495	2,494
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	750
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
$350 issued at par in October 2015 at three-month USD LIBOR plus 1.74%, due October 5, 2017, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	—	350
$250 issued at par in October 2015 at three-month USD LIBOR plus 1.93%, due October 5, 2018, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	250	250
Other, including capital lease obligations, at 0.00%-6.05%, due in calendar years 2017-2030(2)	286	300
Fair value adjustment related to hedged debt	(142)	103
Unamortized debt issuance costs(3)	(47)	(50)
Less: current portion	(3,005)	(2,772)
Total long-term debt	$10,182	$12,168

(1)	The Company may redeem some or all of the fixed-rate Hewlett Packard Enterprise Senior Notes at any time in accordance with the terms thereof.

(2)
Other, including capital lease obligations includes $160 million and $181 million as of October 31, 2017 and 2016, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

(3)
In April 2015, the FASB issued ASU 2015-03, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability rather than an asset that is amortized. During the first quarter of fiscal 2017, the Company adopted the standard retrospectively for the prior period presented.

Interest expense on borrowings recognized in the Consolidated and Combined Statements of Earnings was as follows:

		Fiscal years ended October 31,
Expense	Location	2017	2016	2015
		In millions
Financing interest	Financing interest	$265	$249	$240
Interest expense	Interest and other, net	334	298	9
Total interest expense		$599	$547	$249

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
On December 30, 2016, Hewlett Packard Enterprise exchanged new registered Notes for all of the outstanding $14.6 billion of unregistered Senior Notes. The terms of the new registered Notes in the exchange offer are substantially identical to the terms of the previously unregistered Senior Notes, except that the new Notes are registered under the Securities Act, and certain transfer restrictions, registration rights and additional interest provisions relating to the outstanding Senior Notes do not apply to the new Notes.
On April 28, 2017, the Company used a portion of the $3.0 billion cash dividend received from Everett to redeem $1.5 billion face value of the 2.450% Senior Notes with an original maturity date of October 5, 2017. A proportional amount of unamortized discount and debt issuance costs were allocated to the retired debt. These costs, along with the redemption price of $1.5 billion resulted in an immaterial loss.
On September 20, 2017, Hewlett Packard Enterprise completed its offering of $1.1 billion of new 2.100% registered notes due October 4, 2019. The Company used the net proceeds to fund the repayment of the remaining $750 million outstanding principal amount of its 2.450% notes due October 5, 2017 and the repayment of the $350 million outstanding principal amount of its floating rate notes due October 5, 2017.
As disclosed in Note 14, "Financial Instruments", the Company uses interest rate swaps to mitigate the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest rate. As of October 31, 2017, the Company entered into interest rate swaps to reduce the exposure of $9.5 billion of aggregate principal amount of fixed rate Senior Notes to changes in fair value resulting from changes in interest rates by achieving LIBOR-based floating interest rate. Interest rates on long-term debt in the table above have not been adjusted to reflect the impact of any interest rate swaps.
Commercial Paper
Hewlett Packard Enterprise's Board of Directors has authorized the issuance of up to $4.0 billion in aggregate principal amount of commercial paper by Hewlett Packard Enterprise. Hewlett Packard Enterprise's subsidiaries are authorized to issue up to an additional $500 million in aggregate principal amount of commercial paper. Hewlett Packard Enterprise maintains two commercial paper programs, and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.0 billion. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $4.0 billion authorized by Hewlett Packard Enterprise's Board of Directors. The Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $500 million. As of October 31, 2017 and 2016, no borrowings were outstanding under Hewlett Packard Enterprise’s two commercial paper programs, and $401 million and $326 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
On November 1, 2015, the Company entered into a revolving credit facility (the "Credit Agreement"), together with the lenders named therein, JPMorgan Chase Bank, N.A. ("JPMorgan"), as co-administrative agent and administrative processing agent, and Citibank, N.A., as co-administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.0 billion. Loans under the revolving credit facility may be used for general corporate purposes. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to satisfaction of certain conditions, by up to two, one-year periods. Commitment Fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. As of October 31, 2017 and 2016, no borrowings were outstanding under the Credit Agreement.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Future Maturities of Long-term Debt
As of October 31, 2017, aggregate future maturities of the Company's long-term debt at face value (excluding a fair value adjustment related to hedged debt of $142 million and a net discount on debt issuance of $10 million), including capital lease obligations were as follows:

Fiscal year	In millions
2018	$3,023
2019	1,129
2020	3,028
2021	47
2022	1,354
Thereafter	4,805
Total	$13,386

Note 16: Related Party Transactions and Former Parent Company Investment
Prior to November 1, 2015, the Company consisted of the enterprise technology infrastructure, software, services, and financing businesses of former Parent and thus, transactions with former Parent were considered related party transactions. Following the Separation, the Company became an independent publicly-traded company. As a result, transactions with HP Inc. are no longer considered related party transactions.
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
These agreements provided for the allocation between the Company and former Parent's assets, employees, liabilities, and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation. Obligations under the service and commercial contracts generally extend through five years.
Final Cash Allocation from former Parent
In December 2015, in connection with the Separation and Distribution Agreement, the Company received a net cash allocation of $526 million from former Parent. The cash allocation was based on the projected cash requirements of the Company, in light of the intended investment grade credit rating, business plan and anticipated operations and activities.
Purchases from former Parent
During fiscal 2015, the Company purchased equipment from other businesses of former Parent in the amount of $1.3 billion.
Net Transfers from former Parent
Former Parent historically used a centralized approach to cash management and the financing of its operations. Prior to the Separation, transactions between the Company and former Parent were considered to be effectively settled for cash at the time the transaction was recorded. The net effect of these transactions is included in Net transfer from former Parent in the Consolidated and Combined Statements of Cash Flows.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Transactions with DXC and Micro Focus
Prior to April 1, 2017, the Company's operations were organized into five segments for financial reporting purposes, which included the former Enterprise Services segment, and therefore, transactions with the segment were considered related party transactions. On April 1, 2017, HPE completed the Everett Transaction. As a result, transactions with DXC are no longer considered related party transactions. Following April 1, 2017, but prior to September 1, 2017, the Company's operations were organized into four segments for financial reporting purposes, which included the former Software segment, and therefore, transactions with that segment were considered related party transactions. On September 1, 2017, HPE completed the Seattle Transaction. As a result, transactions with Micro Focus are no longer considered related party transactions. For further information, see Note 2, "Discontinued Operations".
HPE has entered into several agreements with each of DXC and Micro Focus that govern the relationship between the parties, including the following:

•	Separation and Distribution Agreement;

•	Transition Services Agreement;

•	Tax Matters Agreement;

•	Employee Matters Agreement;

•	Real Estate Matters Agreement;

•	Intellectual Property Matters Agreement;

•	Information Technology Service Agreement; and

•	Preferred Vendor Agreements
These agreements provide for the allocation of assets, employees, liabilities and obligations (including its investments, property, employee benefits, litigation, and tax-related assets and liabilities) between HPE and DXC and HPE and Micro Focus, respectively, attributable to periods prior to, at and after the separation. Obligations under the service and commercial contracts generally extend through five years.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Note 17: Stockholders' Equity
Taxes related to Other Comprehensive Income (Loss)

	Fiscal years ended October 31,
	2017	2016	2015
	In millions
Taxes on change in net unrealized losses on available-for-sale securities:
Tax (provision) benefit on net unrealized losses arising during the period	$(2)	$2	$2
Tax provision (benefit) on (gains) losses reclassified into earnings	1	(2)	—
	(1)	—	2
Taxes on change in net unrealized (losses) gains on cash flow hedges:
Tax benefit (provision) on net unrealized gains arising during the period	6	(14)	(69)
Tax provision on net gains reclassified into earnings	10	25	76
	16	11	7
Taxes on change in unrealized components of defined benefit plans:
Tax (provision) benefit on gains (losses) arising during the period	(49)	63	30
Tax provision on amortization of actuarial loss and prior service benefit	(19)	(20)	(10)
Tax provision on curtailments, settlements and other	(91)	(1)	—
Tax benefit on plans transferred from former Parent during the period	—	—	255
	(159)	42	275
Taxes on change in cumulative translation adjustment:
Tax on cumulative translation adjustment arising during the period	(1)	20	(73)
Tax on release of cumulative translation adjustment as a result of H3C and MphasiS divestitures	—	(22)	—
	(1)	(2)	(73)
Tax (provision) benefit on other comprehensive loss	$(145)	$51	$211

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Fiscal years ended October 31,
	2017	2016	2015
	In millions
Other comprehensive income (loss), net of taxes:
Change in net unrealized losses on available-for-sale securities:
Net unrealized losses arising during the period	$(10)	$(2)	$(8)
(Gains) losses reclassified into earnings	(3)	1	—
	(13)	(1)	(8)
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized gains arising during the period	52	212	412
Net gains reclassified into earnings(1)	(135)	(245)	(404)
	(83)	(33)	8
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	895	(1,714)	(352)
Amortization of actuarial loss and prior service benefit(2)	266	264	204
Curtailments, settlements and other	(76)	(19)	4
Plans transferred from former Parent during the period	—	—	(2,352)
	1,085	(1,469)	(2,496)
Change in cumulative translation adjustment:
Cumulative translation adjustment arising during the period	(15)	(134)	(271)
Release of cumulative translation adjustment as a result of H3C and MphasiS divestitures	—	53	—
	(15)	(81)	(271)
Other comprehensive income (loss), net of taxes	$974	$(1,584)	$(2,767)

(1)	For more details on reclassification of pre-tax (gains) losses on cash flow hedges into the Consolidated and Combined Statements of Earnings, see Note 14, "Financial Instruments".

(2)	These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 6, "Retirement and Post-Retirement Benefit Plans".
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2017 and changes during fiscal 2017 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$54	$35	$(5,642)	$(1,046)	$(6,599)
Transfer related to the Everett Transaction	(9)	—	1,820	768	2,579
Transfer related to the Seattle Transaction	(3)	—	47	107	151
Other comprehensive (loss) income before reclassifications	(10)	52	895	(15)	922
Reclassifications of (gains) losses into earnings	(3)	(135)	190	—	52
Balance at end of period	$29	$(48)	$(2,690)	$(186)	$(2,895)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Dividends
On November 11, 2015, the Company's Board of Directors authorized a regular quarterly cash dividend for its common stock. The stockholders of HPE common stock are entitled to receive dividends when and as declared by HPE's Board of Directors. Dividends declared were $0.26 per common share in fiscal 2017 and $0.22 per common share in fiscal 2016.
Share Repurchase Program
On October 13, 2015, the Company's Board of Directors approved a share repurchase program with an authorization of $3.0 billion, which was refreshed with additional share repurchase authorizations of $3.0 billion and $5.0 billion on May 24, 2016 and October 16, 2017, respectively. The Company's share repurchase program authorizes both open market and private repurchase transactions and does not have a specific expiration date. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value.
The Company entered into two separate accelerated share repurchase agreements ("ASR Agreements") with financial institutions in November 2015 and May 2016. Under the ASR agreements, the Company paid upfront amounts of $1,075 million and $1,450 million, respectively. For fiscal 2016, the Company retired a total of 158 million shares as a result of its share repurchase program, which included purchases of 148 million shares under the ASR Agreements with the remainder under open market repurchases. The 158 million shares were retired and recorded as a $2.7 billion reduction to stockholder's equity. For fiscal 2017, the Company repurchased and retired 136 million shares as a result of its share repurchase program and recorded a $2.6 billion reduction to stockholders' equity. Share repurchases settled in fiscal 2017 were open market purchases. As of October 31, 2017, the Company had unsettled open market repurchases of 1.7 million shares, which were recorded as a $24 million reduction to stockholders' equity. As of October 31, 2017, the Company had a remaining authorization of $5.8 billion for future share repurchases.
Note 18: Net Earnings Per Share
The Company calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of restricted stock units, stock options, and performance-based awards.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Fiscal years ended October 31,
	2017	2016	2015
	In millions, except per share amounts
Numerator:
Earnings from continuing operations	$436	$3,237	$2,640
Loss from discontinued operations	(92)	(76)	(179)
Net earnings	$344	$3,161	$2,461
Denominator:
Weighted-average shares used to compute basic net EPS	1,646	1,715	1,804
Dilutive effect of employee stock plans(1)	28	24	30
Weighted-average shares used to compute diluted net EPS	1,674	1,739	1,834
Basic net earnings (loss) per share:
Continuing operations	$0.26	$1.89	$1.46
Discontinued operations	(0.05)	(0.05)	(0.10)
Basic net earnings per share	$0.21	$1.84	$1.36
Diluted net earnings (loss) per share:
Continuing operations	$0.26	$1.86	$1.44
Discontinued operations(2)	(0.05)	(0.04)	(0.10)
Diluted net earnings per share	$0.21	$1.82	$1.34
Anti-dilutive weighted-average stock awards(3)	8	32	28

(1)
For fiscal 2015, the Company calculated the weighted-average dilutive effect of employee stock plans after conversion by multiplying the dilutive Hewlett-Packard Company stock-based awards attributable to Hewlett Packard Enterprise employees for the fiscal year ended October 31, 2015 by the price conversion ratio used to convert those awards to equivalent units of Hewlett Packard Enterprise awards on the Separation date. The price conversion ratio was calculated using the closing price of Hewlett-Packard Company common shares on October 31, 2015 divided by the opening price of Hewlett Packard Enterprise common shares on November 2, 2015.

(2)
U.S. GAAP requires the denominator used in the diluted net EPS calculation for discontinued operations to be the same as that of continuing operations, regardless of net earnings (loss) from continuing operations.

(3)
The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings (loss) per share, as their effect, if included, would have been anti-dilutive for the periods presented. For the fiscal year ended October 31, 2015, the Company's anti-dilutive shares were calculated by multiplying the anti-dilutive Hewlett-Packard Company stock-based awards attributable to Hewlett Packard Enterprise employees for the fiscal year ended October 31, 2015 by the price conversion ratio used to convert those awards to equivalent units of Hewlett Packard Enterprise awards on the Separation date. The price conversion ratio was calculated using the closing price of Hewlett-Packard Company common shares on October 31, 2015 divided by the opening price of Hewlett Packard Enterprise common shares on November 2, 2015.

Note 19: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of October 31, 2017, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
Department of Justice, Securities and Exchange Commission Proceedings.   In April 2014, HP Inc. and HP Inc. subsidiaries in Russia, Poland, and Mexico collectively entered into agreements with the U.S. Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") to resolve claims of Foreign Corrupt Practices Act ("FCPA") violations. Pursuant to the terms of the resolutions with the DOJ and SEC, HP Inc. was required to undertake certain compliance, reporting and cooperation obligations for a three year period. In October of 2015, Hewlett Packard Enterprise contractually undertook the same compliance, reporting and cooperation obligations that were held by HP Inc. under the DOJ resolutions for the balance of the three year period. Hewlett Packard Enterprise has reached a similar agreement with the Staff of the SEC, which is set forth in an amended SEC administrative order dated July 15, 2016. Hewlett Packard Enterprise's obligations to the SEC expired in April 2017. Hewlett Packard Enterprise's obligations to the DOJ ran for three years following a court proceeding held in connection with the resolution, and were satisfied in September 2017.
ECT Proceedings.  In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified a former subsidiary of HP Inc. in Brazil ("HP Brazil") that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

HP Brazil filed a civil action against ECT seeking to have ECT's decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case. The court of first instance has not issued a decision on the merits of the case, but it has denied HP Brazil's request for injunctive relief. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. HP Brazil expects the decision to be issued in 2018 and any subsequent appeal on the merits to last several years.
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise: This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers.  Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals aged 40 and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On September 20, 2017, the court granted the defendants' motion to compel arbitration and administratively closed the case pending resolution of the arbitration proceedings. The court held that an arbitrator must first decide whether the release provisions contained in the relevant arbitration agreements are enforceable. On October 18, 2017, plaintiffs moved for reconsideration of the court's order.

Jackson, et al. v. HP Inc. and Hewlett Packard Enterprise: This putative nationwide class action was filed on July 24, 2017 in federal district court in San Jose. Plaintiffs purport to bring the lawsuit on behalf of themselves and other similarly situated African-Americans and individuals over the age of forty. Plaintiffs allege that defendants engaged in a pattern and practice of racial and age discrimination in lay-offs and promotions. Plaintiffs filed an amended complaint on September 29, 2017.

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

Hewlett-Packard Company v. Oracle (Itanium): On June 15, 2011, HP Inc. filed suit against Oracle in Santa Clara Superior Court in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.’s Itanium-based line of mission critical servers.  HP Inc. asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases.  HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers.  Phase 2 of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP Inc.’s damages claim infringed on Oracle’s First Amendment rights.  On August 27, 2015, the Court of Appeal rejected Oracle’s appeal.  The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016.  On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. approximately $3 billion in damages: $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP Inc. filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. The schedule for appellate briefing and argument has not yet been established. HP Inc. expects that the appeals process could take several years to complete. Pursuant to the terms of the Separation and Distribution Agreement, HP Inc. and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the HP Inc./Hewlett Packard Enterprise separation on November 1, 2015.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

Network-1 Technologies, Inc. v. Alcatel-Lucent USA Inc., et al. This patent infringement action was filed in September 2011 in the United States District Court for the Eastern District of Texas and alleges that various Hewlett Packard Enterprise switches and access points infringe Network-1’s patent relating to the 802.3af and 802.3at “Power over Ethernet” standards. The Network-1 patent at issue expires in 2020. A jury trial was conducted beginning on November 6, 2017. On November 13, 2017, the jury returned a verdict in favor of HPE, finding that HPE did not infringe Network-1’s patent and that the patent was invalid. The Company expects Network-1 to appeal following post-trial motion practice and the entry of judgment.
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
Other Contingencies
During the fourth quarter of fiscal 2017, the Company's facilities in Houston, Texas sustained significant damage as a result of Hurricane Harvey. For fiscal 2017, the Company recorded $52 million in Disaster charges in its Consolidated Statement of Earnings, which primarily represents the deductible under the Company's insurance plans. The Company continues to evaluate the impact of Hurricane Harvey on the business and has filed a claim under its insurance program for property damage and incremental expenses. However, as of October 31, 2017, the final claim amount was not quantified, and as such, no insurance receivable was recorded.
As a result of the damage caused by Hurricane Harvey, the Company further recognized an asset impairment charge of $41 million for the buildings it owns in Houston, Texas. The impairment charge represented the difference between the carrying value of the buildings and estimated market value.
Note 20: Guarantees, Indemnifications and Warranties
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
General Cross-indemnification
In connection with the Separation, the Company entered into a Separation and Distribution Agreement with HP Inc. effective November 1, 2015 where the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the Separation. As a result, as of October 31, 2017 and October 31, 2016 the Company has recorded both a receivable from HP Inc. of $48 million and $56 million, respectively, and a payable to HP Inc. of $41 million and $41 million, respectively, related to litigation matters and other contingencies.
In connection with the Everett Transaction, the Company entered into a Separation and Distribution Agreement with DXC, effective April 1, 2017, where DXC agreed to indemnify HPE, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to DXC as part of the Everett Transaction. HPE similarly agreed to indemnify DXC, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Everett Transaction. As a result, as of October 31, 2017, the Company has recorded both a receivable from DXC of $87 million and a payable to DXC of $27 million related to litigation matters and other contingencies.
In connection with the Seattle Transaction, the Company entered into a Separation and Distribution Agreement with Micro Focus, effective September 1, 2017, where Micro Focus agreed to indemnify HPE, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Micro Focus as part of the Seattle Transaction. HPE similarly agreed to indemnify Micro Focus, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Seattle Transaction. As a result, as of October 31, 2017, the Company has recorded both a receivable from Micro Focus of $14 million and a payable to Micro Focus of $24 million related to litigation matters and other contingencies.
Shared Litigation with HP Inc., DXC and Micro Focus
As part of the Separation and Distribution Agreements between Hewlett Packard Enterprise and HP Inc., Hewlett Packard Enterprise and DXC, and Hewlett Packard Enterprise and Seattle SpinCo, the parties to each agreement agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreements also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. (in the case of the separation of Hewlett Packard Enterprise from HP Inc.) or of Hewlett Packard Enterprise (in the case of the separation of DXC from Hewlett Packard Enterprise and the separation of Seattle SpinCo from Hewlett Packard Enterprise), in each case arising prior to the applicable separation.
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
As of October 31, 2017, the Company recorded a net long-term receivable of $1.3 billion from HP Inc. for certain tax liabilities that the Company is joint and severally liable for, but for which it is indemnified by HP Inc. under the Tax Matters Agreement. The actual amount that the Company may receive could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.
Tax Matters Agreement with DXC and Other Income Tax Matters
In connection with the Everett Transaction, the Company entered into a Tax Matters Agreement (the "DXC Tax Matters Agreement") with DXC effective on April 1, 2017 that governs the rights and obligations of the Company and DXC for certain pre-divestiture tax liabilities and tax receivables. The DXC Tax Matters Agreement generally provides that the Company will be responsible for pre-divestiture tax liabilities and will be entitled to pre-divestiture tax receivables that arise from adjustments made by tax authorities to the Company and DXC's U.S. and certain non-U.S. tax returns. In certain jurisdictions the Company and DXC have joint and several liability for past tax liabilities and accordingly, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.
In addition, if the distribution of Everett's common shares to Hewlett Packard Enterprise's stockholders is determined to be taxable, the Company would generally bear the tax liability, unless the taxability of the distribution is the direct result of actions taken by DXC, in which case DXC would be responsible for any taxes imposed on the distribution.
As of October 31, 2017, the Company recorded a net tax indemnification receivable of $109 million from DXC for certain tax liabilities and tax receivables. The actual amount that DXC may be obligated to pay the Company could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.
Tax Matters Agreement with Seattle and Other Income Tax Matters
In connection with the Seattle Transaction, the Company entered into a Tax Matters Agreement (the "Micro Focus Tax Matters Agreement") with Micro Focus effective on September 1, 2017 that governs the rights and obligations of the Company and Micro Focus for certain pre-divestiture tax liabilities and tax receivables. The Micro Focus Tax Matters Agreement generally provides that the Company will be responsible for pre-divestiture tax liabilities and will be entitled to pre-divestiture tax receivables that arise from adjustments made by tax authorities to the Company and Micro Focus's U.S. and certain non-U.S. tax returns. In certain jurisdictions the Company and Micro Focus have joint and several liability for past tax liabilities and accordingly, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.
In addition, if the distribution of Seattle's common shares to Hewlett Packard Enterprise's stockholders is determined to be taxable, the Company would generally bear the tax liability, unless the taxability of the distribution is the direct result of actions taken by Micro Focus, in which case Micro Focus would be responsible for any taxes imposed on the distribution.
As of October 31, 2017, the Company recorded a net tax indemnification payable of $31 million to Micro Focus for certain tax liabilities and tax receivables. The actual amount that the Company may be obligated to pay Micro Focus could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The Company's aggregate product warranty liabilities and changes therein were as follows:

	Fiscal years ended October 31,
	2017	2016
	In millions
Balance at beginning of year	$497	$523
Accruals for warranties issued	292	305
Adjustments related to pre-existing warranties (including changes in estimates)	(8)	1
Divested as part of the H3C transaction	—	(19)
Settlements made (in cash or in kind)	(306)	(313)
Balance at end of year	$475	$497

Note 21: Commitments
Lease Commitments
The Company leases certain real and personal property under non-cancelable operating leases. Certain leases require the Company to pay property taxes, insurance and routine maintenance, and include renewal options and escalation clauses. Rent expense on operating leases was approximately $0.3 billion, $0.3 billion and $0.4 billion for fiscal 2017, 2016 and 2015, respectively.
Property under capital leases is comprised primarily of building, equipment and furniture. Capital lease assets included in Property, plant and equipment in the Consolidated Balance Sheets were $75 million and $65 million as of October 31, 2017 and 2016, respectively. Accumulated depreciation on the property under capital lease was $16 million and $63 million as of October 31, 2017 and 2016, respectively.
As of October 31, 2017, future minimum lease commitments on the Company's operating leases were as follows:

Fiscal Year	In millions
2018	$255
2019	201
2020	171
2021	129
2022	103
Thereafter	379
Less: Sublease rental income	(294)
Total	$944
Unconditional Purchase Obligations
At October 31, 2017, the Company had unconditional purchase obligations of approximately $0.8 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction, as well as settlements that the Company has reached with third parties, requiring it to pay determined amounts over a specified period of time. These unconditional purchase obligations are related principally to software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancelable without penalty.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

As of October 31, 2017, future unconditional purchase obligations were as follows:

Fiscal Year	In millions
2018	$273
2019	255
2020	168
2021	74
2022	22
Thereafter	—
Total	$792

Note 22: Equity Method Investments
The Company includes investments which are accounted for using the equity method, under Investments in equity interests on the Company's Consolidated Balance Sheets. As of October 31, 2017 and October 31, 2016, the Company's Investments in equity interests were $2.5 billion and $2.6 billion, respectively, primarily related to a 49% equity interest in H3C.
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
In the periods presented, the Company recorded its interest in the net earnings of H3C along with an adjustment to eliminate unrealized profits on intra-entity sales, and the amortization of basis difference, within Loss from equity interests in the Consolidated and Combined Statements of Earnings.
During the fourth quarter of fiscal 2017, the Company received a cash dividend of $98 million from H3C. This amount was accounted for as a return on investment and reflected as a reduction in the carrying balance of the Company's Investments in equity interests in its Consolidated Balance Sheet.
The difference between the sale date carrying value of the Company's investment in H3C and its proportionate share of the net assets of H3C, created a basis difference of $2.5 billion, which was allocated as follows:

In millions
Equity method goodwill	$1,674
Intangible assets	749
In-process research and development	188
Deferred tax liabilities	(152)
Other	75
Basis difference	$2,534
The Company amortizes the basis difference over the estimated useful lives of the assets that gave rise to this difference. The weighted-average life of the H3C intangible assets is five years and will be amortized using a straight-line method. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, the Company will record the full basis difference charge for the value of the related intangible asset to its Consolidated and Combined Statements of Earnings in the period of abandonment. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment whenever factors indicate that the carrying value of the investment may not be recoverable. As of October 31, 2017 and 2016, the Company determined that no impairment of its equity method investments existed.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements (Continued)

The Company recorded a Loss from equity interests of $23 million and $76 million during fiscal 2017 and 2016 respectively, in the Consolidated and Combined Statement of Earnings. For fiscal 2017, Loss from equity interests consists of basis difference amortization of $155 million, partially offset by the Company's share of H3C's net income of $127 million and an adjustment related to elimination of profit on intra-entity sales and withholding taxes of $5 million. For fiscal 2016, Loss from equity interests consists of basis difference amortization of $93 million and adjustment related to elimination of profit on intra-entity sales of $15 million, partially offset by the Company's share of H3C's net income of $32 million. This loss was reflected as a reduction in the carrying amount of Investments in equity interests in the Consolidated Balance Sheets as of October 31, 2017 and 2016.
The Company also has commercial arrangements with H3C to buy and sell HPE branded servers, storage, networking and technology services. During fiscal 2017 and 2016, HPE recorded approximately $1.2 billion and $0.5 billion in sales to H3C and $331 million and $169 million in purchases from H3C, respectively. Net payables due to H3C as of October 31, 2017 and 2016 were approximately $64 million and $71 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month periods ended in fiscal 2017
	January 31	April 30	July 31	October 31
Net revenue	$6,902	$6,808	$7,501	$7,660
Cost of sales	4,689	4,799	5,306	5,383
Research and development	356	376	390	364
Selling, general and administrative	1,204	1,229	1,285	1,288
Amortization of intangible assets	66	72	97	86
Restructuring charges	83	69	152	113
Transformation costs(1)	—	—	31	328
Disaster charges(2)	—	—	—	93
Acquisition and other related charges	44	50	56	53
Separation costs	11	30	5	202
Defined benefit plan settlement charges and remeasurement (benefit)(3)	(4)	(12)	(22)	(26)
Total costs and expenses	6,449	6,613	7,300	7,884
Earnings from continuing operations	453	195	201	(224)
Interest and other, net	(78)	(86)	(87)	(76)
Tax indemnification adjustments	(18)	7	10	(2)
(Loss) earnings from equity interests(4)	(22)	(3)	1	1
Earnings (loss) from continuing operations before taxes	335	113	125	(301)
(Provision) benefit for taxes	(84)	(591)	160	679
Net earnings (loss) from continuing operations	251	(478)	285	378
Net earnings (loss) from discontinued operations	16	(134)	(120)	146
Net earnings (loss)	$267	$(612)	$165	$524

Net earnings (loss) per share:
Basic
Continuing operations	$0.15	$(0.29)	$0.17	$0.23
Discontinued operations	0.01	(0.08)	(0.07)	0.09
Total basic net earnings (loss) per share	$0.16	$(0.37)	$0.10	$0.32
Diluted
Continuing operations	$0.15	$(0.29)	$0.17	$0.23
Discontinued operations	0.01	(0.08)	(0.07)	0.09
Total diluted net earnings (loss) per share	$0.16	$(0.37)	$0.10	$0.32
Cash dividends declared per share	$0.130	$0.065	$0.065	$—
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,669	1,658	1,641	1,618
Diluted	1,700	1,658	1,667	1,647

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month periods ended in fiscal 2016
	January 31	April 30	July 31	October 31
Net revenue	$7,811	$7,807	$7,338	$7,324
Cost of sales	5,243	5,316	4,952	4,996
Research and development	437	462	414	401
Selling, general and administrative	1,388	1,435	1,304	1,253
Amortization of intangible assets	80	62	73	57
Restructuring charges	129	71	89	128
Acquisition and other related charges	36	43	20	46
Separation costs	79	90	75	118
Gain on H3C and MphasiS divestitures	—	—	(2,169)	(251)
Total costs and expenses	7,392	7,479	4,758	6,748
Earnings from continuing operations	419	328	2,580	576
Interest and other, net	(75)	(50)	(68)	(91)
Tax indemnification adjustments	15	(69)	60	311
Loss from equity interests(4)	—	—	(72)	(4)
Earnings from continuing operations before taxes	359	209	2,500	792
Provision for taxes	(49)	(16)	(92)	(466)
Net earnings from continuing operations	310	193	2,408	326
Net (loss) earnings from discontinued operations	(43)	127	(136)	(24)
Net earnings	$267	$320	$2,272	$302

Net earnings (loss) per share:
Basic
Continuing operations	$0.18	$0.11	$1.43	$0.19
Discontinued operations	(0.03)	0.08	(0.08)	(0.01)
Total basic net earnings per share	$0.15	$0.19	$1.35	$0.18
Diluted
Continuing operations	$0.17	$0.11	$1.40	$0.19
Discontinued operations	(0.02)	0.07	(0.08)	(0.01)
Total diluted net earnings per share	$0.15	$0.18	$1.32	$0.18
Cash dividends declared per share	$0.110	$0.055	$0.055	$—
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,761	1,725	1,681	1,672
Diluted	1,778	1,751	1,715	1,709

(1)
Represents amounts incurred in connection with the HPE Next initiative and includes costs related to labor and non-labor restructuring, program management costs and IT costs, partially offset by a gain on the sale of real estate.

(2)	Represents amounts incurred in connection with damages sustained by the Company as a result of Hurricane Harvey.

(3)
Represents adjustments to the net periodic pension cost resulting from remeasurements of certain Hewlett Packard Enterprise pension plans due to plan separations in connection with the Everett and Seattle Transactions.

(4)	Primarily represents the Company’s ownership interest in the net earnings of H3C.

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
The following information is included in Hewlett Packard Enterprise's Proxy Statement related to its 2018 Annual Meeting of Stockholders to be filed within 120 days after Hewlett Packard Enterprise's fiscal year end of October 31, 2017 (the "Proxy Statement") and is incorporated herein by reference:

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
Hewlett Packard Enterprise Company
Attn: Investor Relations
3000 Hanover Street
Palo Alto, CA 94304

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.8	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.9	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.10	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.11	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.12	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.13	First Amendment to the Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.14	First Amendment to the Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.15	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017
2.16	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.17	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017
2.18	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (Incorporated by reference to Exhibit 2.2 to DXC Technology Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2017.)	8-K	001-38033	2.2	April 6, 2017
2.19	Intellectual Property Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.20	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.21	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.22	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.23	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.24	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.2	September 1, 2017
2.25	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.3	September 1, 2017
2.26	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.4	September 1, 2017
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.2	March 20, 2017
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.10	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.10	October 13, 2015
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.11	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.13	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029	10-K	001-04423	4.13	December 17, 2015
4.14	Hewlett Packard Enterprise 401(k) Plan	S-8	333-207680	4.3	October 30, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.15	Term Loan Agreement, dated as of December 16, 2016, by and among Everett SpinCo, Inc., the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent	8-K	001-37483	10.1	December 22, 2016
4.2	Tenth Supplemental Indenture, dated as of September 20, 2017, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 2.100% notes due 2019	8-K	001-37483	4.1	September 20, 2017
10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan	10	001-37483	10.2	September 28, 2015
10.3	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.4	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.5	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.6	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.7	Form of Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.5	November 5, 2015
10.8	Form of Performance-Adjusted Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.6	November 5, 2015
10.9	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.10	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.11	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.12	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.13	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
10.14	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.15	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.16	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.17	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-207679	4.3	March 6, 2017
10.18	Nimble Storage, Inc. 2008 Equity Incentive Plan*	S-8	001-37483	4.3	April 18, 2017
10.19	Nimble Storage, Inc. 2013 Equity Incentive Plan	S-8	001-37483	4.4	April 18, 2017
10.20	SimpliVity Corporation 2009 Stock Plan*	S-8	001-37483	4.3	April 24, 2017
10.21	Silicon Graphics International Corp. 2014 Omnibus Incentive Plan, as amended*	10-Q	000-51333	10.1	January 29, 2016
10.22	Silicon Graphics International Corp. 2006 New Recruit Equity Incentive Plan, as amended and restated*	10-K	000-51333	10.48	February 28, 2007

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.23	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.24	Silicon Graphics International Corp. 2005 Non-Employee Directors’ Stock Option*	S-1	000-51333	10.10	February 4, 2005
12	Statement of Computation of Ratio of Earnings to Fixed Charges‡
21	Subsidiaries of Hewlett Packard Enterprise Company‡
23.1	Consent of Independent Registered Public Accounting Firm‡
24	Power of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

Date:	December 15, 2017	HEWLETT PACKARD ENTERPRISE COMPANY
		By:	/s/ TIMOTHY C. STONESIFER
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

Signature	Title(s)	Date

/s/ MARGARET C. WHITMAN	Chief Executive Officer (Principal Executive Officer)	December 15, 2017
Margaret C. Whitman
/s/ TIMOTHY C. STONESIFER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 15, 2017
Timothy C. Stonesifer
/s/ JEFF T. RICCI	Senior Vice President and Controller (Principal Accounting Officer)	December 15, 2017
Jeff T. Ricci
/s/ PATRICIA F. RUSSO	Chairman	December 15, 2017
Patricia F. Russo
/s/ DANIEL L. AMMANN	Director	December 15, 2017
Daniel L. Ammann
/s/ MARC L. ANDREESSEN	Director	December 15, 2017
Marc L. Andreessen
/s/ MICHAEL J. ANGELAKIS	Director	December 15, 2017
Michael J. Angelakis
/s/ LESLIE A. BRUN	Director	December 15, 2017
Leslie A. Brun
/s/ PAMELA L. CARTER	Director	December 15, 2017
Pamela L. Carter
/s/ RAYMOND J. LANE	Director	December 15, 2017
Raymond J. Lane
/s/ ANN M. LIVERMORE	Director	December 15, 2017
Ann M. Livermore
/s/ RAYMOND E. OZZIE	Director	December 15, 2017
Raymond E. Ozzie
/s/ GARY M. REINER	Director	December 15, 2017
Gary M. Reiner
/s/ LIP-BU TAN	Director	December 15, 2017
Lip-Bu Tan
/s/ MARY AGNES WILDEROTTER	Director	December 15, 2017
Mary Agnes Wilderotter