Form 10-Q
period 2018-01-31
Hewlett Packard Enterprise Co
filed 2018-03-09
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2018
Or
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

The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of February 28, 2018 was 1,553,204,723 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended January 31, 2018

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, the impact of the U.S. Tax Cuts and Jobs Act of 2017, including the effect on deferred tax assets and the one-time transition tax on unremitted foreign earnings, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, as well as the execution of transformation and restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former Parent; risks associated with Hewlett Packard Enterprise's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the costs and anticipated benefits of implementing the transformation and restructuring plans; the effects of the U.S. Tax Cuts and Jobs Act and related guidance and regulations that may be implemented; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed or referenced in "Risk Factors" in Item 1A of Part II of this Quarterly Report on Form 10-Q and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements and Supplementary Data.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended January 31,
	2018	2017
	In millions, except per share amounts
Net revenue:
Products	$4,860	$4,194
Services	2,703	2,615
Financing income	111	93
Total net revenue	7,674	6,902
Costs and expenses:
Cost of products	3,593	2,926
Cost of services	1,830	1,697
Financing interest	68	66
Research and development	388	356
Selling, general and administrative	1,202	1,204
Amortization of intangible assets	78	66
Restructuring charges	3	83
Transformation costs	245	—
Acquisition and other related charges	30	44
Separation costs	(24)	11
Defined benefit plan settlement charges and remeasurement (benefit)	—	(4)
Total costs and expenses	7,413	6,449
Earnings from continuing operations	261	453
Interest and other, net	(21)	(78)
Tax indemnification adjustments	(919)	(18)
Earnings (loss) from equity interests	22	(22)
(Loss) earnings from continuing operations before taxes	(657)	335
Benefit (provision) for taxes	2,139	(84)
Net earnings from continuing operations	1,482	251
Net (loss) earnings from discontinued operations	(46)	16
Net earnings	$1,436	$267
Net earnings (loss) per share:
Basic
Continuing operations	$0.93	$0.15
Discontinued operations	(0.03)	0.01
Total basic net earnings per share	$0.90	$0.16
Diluted
Continuing operations	$0.92	$0.15
Discontinued operations	(0.03)	0.01
Total diluted net earnings per share	$0.89	$0.16
Cash dividends declared per share	$0.150	$0.130
Weighted-average shares used to compute net earnings per share:
Basic	1,591	1,669
Diluted	1,619	1,700
The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,
	2018	2017
	In millions
Net earnings	$1,436	$267
Other comprehensive (loss) income before taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	1	(13)
Losses reclassified into earnings	8	—
	9	(13)
Change in net unrealized losses on cash flow hedges:
Net unrealized (losses) gains arising during the period	(181)	136
Net losses (gains) reclassified into earnings	30	(163)
	(151)	(27)
Change in unrealized components of defined benefit plans:
Gains arising during the period	2	479
Amortization of actuarial loss and prior service benefit	47	97
	49	576
Change in cumulative translation adjustment	26	(25)
Other comprehensive (loss) income before taxes	(67)	511
Benefit (provision) for taxes	7	(36)
Other comprehensive (loss) income, net of taxes	(60)	475
Comprehensive income	$1,376	$742

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	January 31, 2018	October 31, 2017
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$7,673	$9,579
Accounts receivable, net of allowance for doubtful accounts(1)	3,098	3,073
Financing receivables	3,515	3,378
Inventory	2,431	2,315
Assets held for sale(2)	34	14
Other current assets	3,748	3,085
Total current assets	20,499	21,444
Property, plant and equipment	6,338	6,269
Long-term financing receivables and other assets	13,740	12,600
Investments in equity interests	2,561	2,535
Goodwill	17,516	17,516
Intangible assets	965	1,042
Total assets	$61,619	$61,406
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,915	$3,850
Accounts payable	5,948	6,072
Employee compensation and benefits	1,034	1,156
Taxes on earnings	410	429
Deferred revenue	3,135	3,128
Accrued restructuring	412	445
Other accrued liabilities	4,489	3,844
Total current liabilities	19,343	18,924
Long-term debt	10,040	10,182
Other non-current liabilities	8,247	8,795
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued and outstanding at January 31, 2018)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,567 and 1,595 shares issued and outstanding at January 31, 2018 and October 31, 2017, respectively)	16	16
Additional paid-in capital	32,947	33,583
Accumulated deficit	(6,057)	(7,238)
Accumulated other comprehensive loss	(2,955)	(2,895)
Total HPE stockholders' equity	23,951	23,466
Non-controlling interests	38	39
Total stockholders' equity	23,989	23,505
Total liabilities and stockholders' equity	$61,619	$61,406

(1)	The allowance for doubtful accounts related to accounts receivable was $35 million and $42 million at January 31, 2018 and October 31, 2017, respectively.

(2)
In connection with the HPE Next initiative, the Company determined that certain properties within its real estate portfolio met the criteria to be classified as Assets held for sale. The Company expects these properties to be sold within the next twelve months.

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2018	2017
	In millions
Cash flows from operating activities:
Net earnings	$1,436	$267
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	635	840
Stock-based compensation expense	103	145
Provision for inventory and doubtful accounts	41	7
Restructuring charges	174	177
Deferred taxes on earnings	(1,335)	(125)
(Earnings) loss from equity interests	(22)	22
Other, net	102	125
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(34)	466
Financing receivables	(287)	126
Inventory	(146)	(132)
Accounts payable	(107)	(231)
Taxes on earnings	(1,009)	(22)
Restructuring	(226)	(326)
Other assets and liabilities(1)	817	(2,529)
Net cash provided by (used in) operating activities	142	(1,190)
Cash flows from investing activities:
Investment in property, plant and equipment	(669)	(923)
Proceeds from sale of property, plant and equipment	115	84
Purchases of available-for-sale securities and other investments	(3)	(7)
Maturities and sales of available-for-sale securities and other investments	—	1
Financial collateral posted	(706)	—
Financial collateral returned	144	—
Payments made in connection with business acquisitions, net of cash acquired	—	(292)
Proceeds from business divestitures, net	—	(20)
Net cash used in investing activities	(1,119)	(1,157)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	(3)	24
Proceeds from debt, net of issuance costs	270	248
Payment of debt	(253)	(262)
Net proceeds (payments) related to stock-based award activities	17	(42)
Repurchase of common stock	(742)	(641)
Net transfer of cash and cash equivalents to Everett	(28)	—
Net transfer of cash and cash equivalents to Seattle	(70)	—
Cash dividends paid	(120)	(109)

Net cash used in financing activities	(929)	(782)
Decrease in cash and cash equivalents	(1,906)	(3,129)
Cash and cash equivalents at beginning of period	9,579	12,987
Cash and cash equivalents at end of period	$7,673	$9,858

(1)
For the three months ended January 31, 2017, this amount includes $1.9 billion of pension funding payments associated with the separation and merger of Everett SpinCo, Inc. with Computer Sciences Corporation.

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Overview and Basis of Presentation
Background
Hewlett Packard Enterprise Company ("Hewlett Packard Enterprise", "HPE" or "the Company") is an industry leading technology company that enables customers to go further, faster. With a deep and comprehensive portfolio, spanning the cloud to the data center to the intelligent edge, its technology and services help customers around the world make better business outcomes. Hewlett Packard Enterprise's customers range from small- and medium-sized businesses ("SMBs") to large global enterprises. On November 1, 2015, the Company became an independent publicly-traded company through a pro rata distribution by HP Inc. ("former Parent" or "HPI"), formerly known as Hewlett-Packard Company, of 100% of the outstanding shares of Hewlett Packard Enterprise Company to HP Inc.'s stockholders (the "Separation").
Discontinued Operations
On April 1, 2017, HPE completed the separation and merger of its Enterprise Services business with Computer Sciences Corporation ("CSC") (collectively, the "Everett Transaction"). HPE transferred its Enterprise Services business to Everett SpinCo, Inc. (a wholly-owned subsidiary of HPE) ("Everett") and distributed all of the shares of Everett to HPE stockholders. Following the distribution, New Everett Merger Sub Inc., a wholly-owned subsidiary of Everett, merged with and into CSC and Everett changed its name to DXC Technology Company ("DXC").
On September 1, 2017, the Company completed the separation and merger of its Software business segment with Micro Focus International plc (“Micro Focus”) (collectively, the “Seattle Transaction”). HPE transferred its Software business segment to Seattle SpinCo, Inc. (a wholly-owned subsidiary of HPE) ("Seattle"), and distributed all of the shares of Seattle to HPE stockholders. Following the share distribution, Seattle MergerSub, Inc., an indirect, wholly-owned subsidiary of Micro Focus, merged with and into Seattle.
The historical financial results of Everett and Seattle are reported as Net (loss) earnings from discontinued operations in the Condensed Consolidated Statements of Earnings. For further information on discontinued operations, see Note 2, "Discontinued Operations".
Basis of Presentation
These Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of January 31, 2018 and October 31, 2017, and its results of operations and cash flows for the three months ended January 31, 2018 and 2017.
The results of operations and cash flows for the three months ended January 31, 2018 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated and Combined Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.
Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated businesses of the Company have been eliminated.
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
See Note 3, "Segment Information", for a discussion of the Company's segment realignment.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.
Recent Tax Legislation
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act includes significant changes to the U.S. corporate income tax structure, including a federal corporate rate reduction from 35% to 21% effective January 1, 2018; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the Base Erosion Anti-abuse Tax (“BEAT”) and the Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”).
In December 2017, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Due to the complexity involved in applying the provisions of the Tax Act, the Company has not completed the accounting for the effects of the Tax Act, but has made reasonable estimates of the effects and recorded provisional amounts in its Condensed Consolidated Financial Statements for the quarter ended January 31, 2018. The accounting for the tax effects of the Tax Act will be completed during the measurement period in accordance with SAB 118. For further details, see Note 7, "Taxes on Earnings".
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for employee share-based payment arrangements. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as an inflow from financing activities, with a corresponding outflow from operating activities, but will be classified along with other income tax cash flows as an operating activity. The standard also allows the Company to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the statement of cash flows. The Company adopted the guidance in the first quarter of fiscal 2018 and prospectively recorded all excess tax benefits and tax deficiencies arising from stock awards vesting or settled as income tax expense or benefit, rather than in equity. For the three months ended January 31, 2018, the impact of the adoption was the recognition of $14 million of net excess tax benefits as a component of the benefit (provision) for income taxes. The Company elected to continue to estimate forfeitures of awards in determining stock-based compensation expense. The Company elected to apply the presentation requirements for cash flows retrospectively, which resulted in a decrease to Net cash used in operating activities of $274 million and a corresponding increase to Net cash used in financing activities for the three months ended January 31, 2017. There were no other material impacts to the Company's Condensed Consolidated Financial Statements as a result of adopting this standard.
Recently Enacted Accounting Pronouncements
In February 2018, the FASB issued guidance that allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election.  The Company is required to adopt the guidance in the first quarter of fiscal 2020. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments to its Condensed Consolidated Financial Statements.

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
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The Company plans to adopt the new revenue standard in the first quarter of fiscal 2019, beginning November 1, 2018, using the modified retrospective method. The Company has completed a review of the accounting systems and processes required to apply the modified retrospective method. In response, the Company is in the process of implementing a new IT solution as part of the adoption of the new standard. The Company expects revenue recognition for its broad portfolio of hardware, software and services offerings to remain largely unchanged. However, the guidance is expected to change the timing of revenue recognition in certain areas, including accounting for certain software licenses. The Company is still assessing the impact of these changes. Since the Company currently expenses sales commissions as incurred, the requirement in the new standard to capitalize certain sales commissions will result in an accounting change for the Company. The Company is in the process of quantifying the impact on its Consolidated Financial Statements. The Company will continue to assess the impact of the new revenue standard as it works through the adoption in fiscal 2018, and there still remain areas to be fully concluded upon. Further, there remain ongoing interpretive reviews, which may alter the Company's conclusions and the impact on its Condensed Consolidated Financial Statements.
There have been no other significant changes to the Company's accounting policies or recently adopted or enacted accounting pronouncements disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
Note 2: Discontinued Operations
On April 1, 2017 and September 1, 2017, the Company completed the Everett and Seattle Transactions, respectively. As a result, the financial results of Everett and Seattle are presented as Net (loss) earnings from discontinued operations in the Condensed Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the financial results for HPE's discontinued operations.

	Three Months Ended January 31,
	2018	2017
	In millions
Net revenue	$—	$4,505
Cost of revenue(1)	—	3,419
Expenses(2)	51	1,076
Interest and other, net	(4)	—
(Loss) earnings from discontinued operations before taxes	(47)	10
Benefit for taxes	1	6
Net (loss) earnings from discontinued operations	$(46)	$16

(1)	Cost of revenue includes cost of products and services.

(2)
Expenses for the three months ended January 31, 2018 primarily consist of separation costs. Expenses for the three months ended January 31, 2017 primarily consist of selling, general and administrative (“SG&A”) expenses, research and development (“R&D”) expenses, restructuring charges, separation costs, amortization of intangible assets, acquisition and other related charges, and defined benefit plan settlement charges and remeasurement (benefit).

For the three months ended January 31, 2017, significant non-cash items and capital expenditures of discontinued operations consisted of depreciation and amortization of $299 million and purchases of property, plant and equipment of $85 million.
Note 3: Segment Information
Hewlett Packard Enterprise's operations are organized into four segments for financial reporting purposes: Hybrid IT, Intelligent Edge, Financial Services ("FS"), and Corporate Investments. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), the Chief Executive Officer ("CEO"), uses to evaluate, view and run its business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results.
A summary description of each segment follows.
Hybrid IT provides a broad portfolio of services-led and software-enabled infrastructure and solutions including secure, software-defined servers, storage, data center networking and Pointnext services, thereby combining HPE's hardware, software and services capabilities to make Hybrid IT simple for its customers. Described below are the business units and capabilities within Hybrid IT.

•	Hybrid IT Product includes Compute, Storage and Data Center Networking ("DC Networking").

◦
Compute offers both Industry Standard Servers ("ISS") as well as Mission-Critical Servers ("MCS") to address the full array of the Company's customers' computing needs. ISS provides a range of products, from entry level servers through premium HPE ProLiant servers. For the most mission-critical workloads, HPE delivers Integrity servers based on the Intel® Itanium® processor, HPE Integrity NonStop solutions and mission-critical x86 ProLiant servers.

◦
Storage offers Converged Storage solutions and traditional storage. Converged Storage solutions include All-Flash Arrays and hybrid storage solutions like Nimble Storage, 3PAR StoreServe, StoreOnce, Big Data, StoreVirtual, and Software Defined and Cloud Group storage products. Traditional storage includes tape, storage networking and legacy external disk products such as MSA and XP.

◦
DC Networking offerings include top-of-rack switches, core switches, and open networking switches. The Company offers a full stack of networking solutions that deliver open, scalable, secure, and agile solutions, by enabling programmable fabric, network virtualization, and network management products.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

•
Pointnext creates preferred IT experiences that power a digital business. The Pointnext team and the Company's extensive partner network provide value across the IT life cycle delivering advice, transformation projects, professional services, support services, and operational services. Pointnext is also a provider of on-premises flexible consumption models that enable IT agility, simplify operations and align costs to business value. Pointnext offerings includes Operational Services, Advisory and Professional Services, and Communications and Media Solutions ("CMS").

Intelligent Edge offers unified, software-defined Aruba Mobile First architecture solutions for connectivity in the campus and branch environments, including wireless local area network equipment, mobility and security software, switches, routers, network management products, and associated customer support, as well as industrial IoT solutions.
Financial Services provides flexible investment solutions, such as leasing, financing, IT consumption, and utility programs and asset management services, for customers to enable the creation of unique technology deployment models and acquire complete IT solutions, including hardware, software and services from HPE and others. Providing flexible services and capabilities that support the entire IT life cycle, FS partners with customers globally to help build investment strategies that enhance their business agility and support their business transformation. FS offers a wide selection of investment solution capabilities for large enterprise customers and channel partners, along with an array of financial options to SMBs and educational and governmental entities.
Corporate Investments includes Hewlett Packard Labs and certain business incubation projects.
Segment Policy
There have been no significant changes to the Company's segment accounting policies disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017, except as described below.
Hewlett Packard Enterprise periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement by the Hewlett Packard Enterprise legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by Hewlett Packard Enterprise and its business segments. Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $439 million during the first quarter of fiscal 2017. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 15 years. The impact of these intercompany arrangements is eliminated from both Hewlett Packard Enterprise's consolidated and segment net revenues.
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, transformation costs, amortization of intangible assets, acquisition and other related charges, restructuring charges, separation costs and defined benefit plan settlement charges and remeasurement (benefit).
Segment Realignment
Effective at the beginning of the first quarter of fiscal 2018, the Company implemented organizational changes to align its segment financial reporting more closely with its current business structure. These organizational changes primarily include: (i) the transfer of the former Servers and Storage business units, the Pointnext and CMS businesses within the former Technology Services business unit, and the data center networking business within the former Networking business unit, all of which were previously reported within the former Enterprise Group ("EG") segment, to the newly formed Hybrid IT segment; (ii) the transfer of the remaining networking products businesses, which include wireless local area network, campus and branch switching and edge compute within the former Networking business unit, and Aruba services within the former Technology Services business unit, all of which were previously reported within the former EG segment, to the newly formed Intelligent Edge segment; and (iii) the transfer of cloud-related activities previously reported within Corporate Investments to the Hybrid IT segment.
The Company reflected these changes to its segment information retrospectively to the earliest period presented, which primarily resulted in the transfer of net revenue, related eliminations of intersegment revenues and operating profit or loss from the former business units and segments to the newly formed business units and segments as described above.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company also implemented certain changes to its allocation methodology for stock-based compensation expense and certain corporate costs, which align to its segment financial reporting and are consistent with the manner in which the operating segments will be evaluated for performance on a prospective basis.
The Company reflected these changes retrospectively to the earliest period presented, which resulted in: (i) the transfer of a portion of stock-based compensation expense, which under the prior allocation methodology was not allocated to the segments, to the Hybrid IT, Intelligent Edge and Financial Services segments; and (ii) the transfer of certain corporate function costs previously allocated to the segments to unallocated corporate costs.
These changes had no impact on Hewlett Packard Enterprise's previously reported net revenue, earnings from operations, net earnings, or net earnings per share.
Segment Operating Results from Continuing Operations

	Hybrid IT	Intelligent Edge	Financial Services	Corporate Investments	Total
	In millions
Three months ended January 31, 2018
Net revenue	$6,176	$613	$886	$(1)	$7,674
Intersegment net revenue and other	155	7	2	—	164
Total segment net revenue	$6,331	$620	$888	$(1)	$7,838
Segment earnings (loss) from continuing operations	$608	$18	$72	$(21)	$677
Three months ended January 31, 2017
Net revenue	$5,536	$562	$804	$—	$6,902
Intersegment net revenue and other(1)	219	8	19	—	246
Total segment net revenue	$5,755	$570	$823	$—	$7,148
Segment earnings (loss) from continuing operations	$733	$16	$76	$(33)	$792

(1)
For the three months ended January 31, 2017, the amounts include the elimination of pre-separation intercompany sales to the former Enterprise Services and Software segments, which are included within Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The reconciliation of segment operating results to Hewlett Packard Enterprise condensed consolidated results was as follows:

	Three Months Ended January 31,
	2018	2017
	In millions
Net revenue:
Total segments	$7,838	$7,148
Elimination of intersegment net revenue and other	(164)	(246)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$7,674	$6,902
Earnings before taxes:
Total segment earnings from operations	$677	$792
Unallocated corporate costs and eliminations	(54)	(96)
Unallocated stock-based compensation expense	(30)	(43)
Amortization of intangible assets	(78)	(66)
Restructuring charges	(3)	(83)
Transformation costs	(245)	—
Acquisition and other related charges	(30)	(44)
Separation costs	24	(11)
Defined benefit plan settlement charges and remeasurement (benefit)	—	4
Interest and other, net	(21)	(78)
Tax indemnification adjustments	(919)	(18)
Earnings (loss) from equity interests	22	(22)
Total Hewlett Packard Enterprise condensed consolidated (loss) earnings from continuing operations before taxes	$(657)	$335
Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to Hewlett Packard Enterprise condensed consolidated assets were as follows:

	As of
	January 31, 2018	October 31, 2017
	In millions
Hybrid IT	$26,085	$25,923
Intelligent Edge	2,986	3,002
Financial Services	13,712	13,470
Corporate Investments	152	161
Corporate and unallocated assets	18,684	18,850
Total Hewlett Packard Enterprise condensed consolidated assets	$61,619	$61,406

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Net revenue by segment and business unit was as follows:

	Three Months Ended January 31,
	2018	2017
	In millions
Hybrid IT
Hybrid IT Product
Compute	$3,492	$3,143
Storage	948	764
DC Networking	62	49
Total Hybrid IT Product	4,502	3,956
Pointnext	1,829	1,799
Total Hybrid IT	6,331	5,755
Intelligent Edge
HPE Aruba Product	549	503
HPE Aruba Services	71	67
Total Intelligent Edge	620	570
Financial Services	888	823
Corporate Investments	(1)	—
Total segment net revenue	7,838	7,148
Elimination of intersegment net revenue and other	(164)	(246)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$7,674	$6,902
Note 4: Restructuring
Summary of Restructuring Plans
On September 14, 2015, former Parent's Board of Directors approved a restructuring plan (the "2015 Plan") in connection with the Separation. On May 23, 2012, former Parent adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of October 31, 2017, the 2015 and 2012 Plans were substantially complete.
Restructuring Activity
Restructuring charges of $3 million and $83 million have been recorded by the Company for the three months ended January 31, 2018 and 2017, respectively, based on restructuring activities impacting the Company's employees and infrastructure. For details on restructuring charges related to HPE Next, see Note 5, "HPE Next".

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restructuring activities related to the Company's employees and infrastructure for the 2015 and 2012 Plans are presented in the table below:

	2015 Plan		2012 Plan
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Total
	In millions
Liability as of October 31, 2017	$219	$17	$16	$2	$254
Charges	2	2	—	(1)	3
Cash payments	(108)	(4)	(6)	—	(118)
Non-cash items	6	—	2	—	8
Liability as of January 31, 2018	$119	$15	$12	$1	$147
Total costs incurred to date, as of January 31, 2018	$744	$82	$1,255	$145	$2,226
Total costs expected to be incurred, as of January 31, 2018	$744	$82	$1,255	$145	$2,226
The current restructuring liability related to the plans in the table above, reported in Accrued restructuring in the Condensed Consolidated Balance Sheets at January 31, 2018 and October 31, 2017, was $75 million and $158 million, respectively. The non-current restructuring liability related to the plans in the table above, reported in Other liabilities in the Condensed Consolidated Balance Sheets at January 31, 2018 and October 31, 2017, was $72 million and $96 million, respectively.
Note 5: HPE Next
Transformation Costs
The HPE Next initiative is expected to be implemented through fiscal 2020, during which time the Company expects to incur expenses for workforce reductions, to upgrade and simplify its IT infrastructure, and for other non-labor actions. These costs will be partially offset by proceeds received from real estate sales.
During the three months ended January 31, 2018, the Company incurred $245 million in net charges associated with the HPE Next initiative, which were recorded within Transformation costs in the Condensed Consolidated Statement of Earnings and include the following:

Three months ended January 31, 2018
In millions
Program management(1)	$24
IT costs	33
Restructuring charges	171
Gain on real estate sales	(1)
Other	18
Total	$245

(1)	Primarily consists of consulting fees and other direct costs attributable to the design and execution of the HPE Next initiative.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restructuring Plan
On October 16, 2017, the Company's Board of Directors approved a restructuring plan in connection with the HPE Next initiative (the "HPE Next Plan"), which will be implemented through fiscal 2020. The changes to the workforce will vary by country, based on local legal requirements and consultations with employee work councils and other employee representatives, as appropriate, and are expected to be completed during fiscal 2019. As of January 31, 2018, the Company estimates that it will incur aggregate pre-tax restructuring charges of approximately $0.9 billion through fiscal 2020 in connection with the HPE Next Plan, of which approximately $0.7 billion relates to workforce reductions and approximately $0.2 billion relates to infrastructure, primarily real estate site exits.

	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2017	$296	$—
Charges	162	9
Cash payments	(106)	(2)
Non-cash items	7	(3)
Liability as of January 31, 2018	$359	$4
Total costs incurred to date, as of January 31, 2018	$458	$9
Total costs expected to be incurred, as of January 31, 2018	$750	$180
As of January 31, 2018 and October 31, 2017, the current restructuring liability related to the HPE Next Plan, reported in Accrued restructuring in the Condensed Consolidated Balance Sheets, was $337 million and $287 million, respectively. The non-current restructuring liability related to the HPE Next Plan, reported in Other liabilities in the Condensed Consolidated Balance Sheets as of January 31, 2018 and October 31, 2017 was $26 million and $9 million, respectively.
Note 6: Retirement and Post-Retirement Benefit Plans
The Company's net pension benefit cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings for the three months ended January 31, 2018 and 2017, was as follows:

	Three months ended January 31,
	2018	2017
	In millions
Service cost	$26	$40
Interest cost	55	50
Expected return on plan assets	(139)	(133)
Amortization and deferrals:
Actuarial loss	52	76
Prior service benefit	(4)	(4)
Net periodic benefit (credit) cost	(10)	29
Special termination benefits	2	1
Plan expense allocation(1)	—	(12)
Net benefit (credit) cost from continuing operations	(8)	18
Summary of net benefit (credit) cost:
Continuing operations	(8)	18
Discontinued operations	—	46
Net benefit (credit) cost	$(8)	$64

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(1)	Plan expense allocation represents the net cost impact of employees of HPE covered under Everett or Seattle plans and employees of Everett or Seattle covered under HPE plans.
Net pension benefit cost for the Company's post-retirement benefit plans was not material for the three months ended January 31, 2018 and 2017.
401(k) Plan
During 2017, the Company's active U.S. employees were eligible to participate in the Hewlett Packard Enterprise Company 401(k) Plan ("HPE 401(k) Plan"), under which the annual employer matching contribution was 50% of an employee’s contributions, up to a maximum of 6% of eligible compensation. Effective January 1, 2018, the HPE 401(k) Plan was amended such that quarterly employer matching contributions will be 100% of an employee's contributions, up to a maximum of 4% of eligible compensation.
Note 7: Taxes on Earnings
Provision for Taxes
The Company's effective tax rate was 325.6% and 25.1% for the three months ended January 31, 2018 and 2017, respectively. The effective tax rate for the three months ended January 31, 2018 was significantly impacted by the Tax Act and the settlement of certain pre-Separation tax liabilities of HP Inc.
For the three months ended January 31, 2018, the Company recorded $2.2 billion of net income tax benefits related to various items discrete to the period. The amounts primarily included $920 million of income tax benefits for the effects of the settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities, $806 million of net income tax benefits for impacts related to U.S. tax reform, $203 million of income tax benefits related to the liquidation of an insolvent non-U.S. subsidiary, $244 million of income tax benefits from foreign tax credits and from the release of certain non-U.S. valuation allowances on deferred tax assets and liabilities established in connection with the Everett Transaction following changes in foreign tax laws, $44 million of income tax benefits on restructuring charges, separation costs and acquisition and other related charges, and $14 million of income tax benefits for net excess tax benefits related to stock-based compensation.
For the three months ended January 31, 2017, the Company recorded $31 million of net income tax benefits related to various items discrete to the period. The amounts primarily included $32 million of income tax benefits on restructuring charges, separation costs and acquisition and other related charges and $14 million of income tax benefits largely related to changes in uncertain tax positions and provision-to-return adjustments, partially offset by $19 million of income tax charges related to tax indemnification with HP Inc.
Recent Tax Legislation
See Note 1, "Overview and Basis of Presentation", for details related to the Tax Act. The Tax Act requires the Company to incur a one-time Transition Tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets and 8% on the remaining income. The GILTI and BEAT provisions of the Tax Act will be effective for the Company beginning November 1, 2018.
The Company has an October 31 fiscal year end; therefore, the lower corporate tax rate enacted by the Tax Act will be phased in, resulting in a U.S. statutory federal rate of 23.3% for the fiscal year ending October 31, 2018 and 21% for subsequent fiscal years.
The Company has not completed its accounting for the tax effects of the Tax Act. Reasonable estimates of the impacts of the Tax Act are provided in accordance with guidance from the SEC that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company expects to complete the accounting under the Tax Act as soon as practicable, but in no event later than one year from the enactment date of the Tax Act.
The Company recorded a reasonable estimate of $967 million related to the Transition Tax. The final calculations of the Transition Tax may differ from estimates, potentially materially, due to, among other things, changes in interpretations of the Tax Act, the Company’s analysis of the Tax Act, or any updates or changes to estimates that the Company utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and assertions. No cash payment is

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

anticipated due to the availability of tax attributes to offset the Transition Tax. In addition, the Company provisionally recorded a net $1.8 billion tax benefit related to the remeasurement of U.S. deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate.
As part of the remeasurement of the net U.S. deferred tax assets, the Company will need to reassess the realizability of certain deferred tax assets, including tax credits, based on the new method of taxation on non-U.S. earnings applicable beginning in fiscal 2019. The Company's analysis of the future realization of the deferred tax assets is incomplete.
Regarding the new GILTI tax rules, the Company is required to make an accounting policy election to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or reflect such portion of the future GILTI inclusions in U.S. taxable income that relate to existing basis differences in the Company's current measurement of deferred taxes. The Company's analysis of the new GILTI tax rules and how they may impact the Company is incomplete. Accordingly, the Company has not made a policy election regarding the treatment of the GILTI tax.
Uncertain Tax Positions
As of January 31, 2018 and October 31, 2017, the amount of unrecognized tax benefits was $10.4 billion and $11.3 billion, respectively, of which up to $2.7 billion and $3.0 billion would affect the Company's effective tax rate if realized as of their respective periods. The Company is joint and severally liable for certain pre-Separation tax liabilities of HP Inc. HP Inc. is subject to numerous ongoing audits by federal, state and foreign tax authorities. During the three months ended January 31, 2018, former Parent settled with the IRS on certain intercompany positions, for which the Company had been joint and severally liable, resulting in a reduction in the Company's unrecognized tax benefits of $0.9 billion.
The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Benefit (provision) for taxes in the Condensed Consolidated Statements of Earnings. As of January 31, 2018 and October 31, 2017, the Company recorded $293 million and $304 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. The Company does not expect complete resolution of any audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing, joint and several tax liabilities related to the Separation from former Parent and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $1.5 billion within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2018	October 31, 2017
	In millions
Deferred tax assets - long-term	$6,089	$4,663
Deferred tax liabilities - long-term	(216)	(104)
Deferred tax assets net of deferred tax liabilities	$5,873	$4,559
The Company periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from U.S. GAAP treatment, deferred taxes are recognized. For further details, see Note 3, "Segment Information".
Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement with HP Inc. In connection with the Everett and Seattle Transactions, the Company entered into a DXC Tax Matters Agreement with DXC and a Micro Focus Tax Matters Agreement with Micro Focus, respectively. For more details, see the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8: Balance Sheet Details
Balance sheet details were as follows:
Inventory

	As of
	January 31, 2018	October 31, 2017
	In millions
Finished goods	$1,311	$1,236
Purchased parts and fabricated assemblies	1,120	1,079
Total	$2,431	$2,315
Property, Plant and Equipment

	As of
	January 31, 2018	October 31, 2017
	In millions
Land	$309	$312
Buildings and leasehold improvements	2,374	2,371
Machinery and equipment, including equipment held for lease	9,451	9,194
	12,134	11,877
Accumulated depreciation	(5,796)	(5,608)
Total	$6,338	$6,269
Notes Payable and Short-Term Borrowings

	As of
	January 31, 2018	October 31, 2017
	In millions
Current portion of long-term debt	$3,006	$3,005
FS commercial paper	454	401
Notes payable to banks, lines of credit and other(1)	455	444
Total	$3,915	$3,850

(1)
Notes payable to banks, lines of credit and other includes $403 million and $390 million at January 31, 2018 and October 31, 2017, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries.

Warranties
The Company's aggregate product warranty liabilities as of January 31, 2018, and changes during the three months ended January 31, 2018 were as follows:

Three Months Ended January 31, 2018
In millions
Balance at beginning of period	$475
Accruals for warranties issued	73
Adjustments related to pre-existing warranties	5
Settlements made (in cash or in kind)	(78)
Balance at end of period	$475

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9: Financing Receivables and Operating Leases
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	January 31, 2018	October 31, 2017
	In millions
Minimum lease payments receivable	$8,598	$8,226
Unguaranteed residual value	290	272
Unearned income	(710)	(654)
Financing receivables, gross	8,178	7,844
Allowance for doubtful accounts	(94)	(86)
Financing receivables, net	8,084	7,758
Less: current portion(1)	(3,515)	(3,378)
Amounts due after one year, net(1)	$4,569	$4,380

(1)
The Company includes the current portion in Financing receivables, and amounts due after one year, net in Long-term financing receivables and other assets, in the accompanying Condensed Consolidated Balance Sheets.

Sale of Financing Receivables
During the three months ended January 31, 2018 and 2017, the Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. The Company derecognized the carrying value of the receivables transferred and recognized a net gain or loss on the sale. During the three months ended January 31, 2018 and 2017, the Company sold $51 million and $4 million, respectively, of financing receivables. The gains recognized on the sales of financing receivables were not material for the periods presented.
Credit Quality Indicators
The credit risk profile of gross financing receivables, based upon internal risk ratings, was as follows:

	As of
	January 31, 2018	October 31, 2017
	In millions
Risk Rating:
Low	$4,319	$4,156
Moderate	3,724	3,556
High	135	132
Total	$8,178	$7,844
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Allowance for Doubtful Accounts
The allowance for doubtful accounts for financing receivables as of January 31, 2018 and October 31, 2017 and the respective changes during the three and twelve months then ended were as follows:

	As of
	January 31, 2018	October 31, 2017
	In millions
Balance at beginning of period	$86	$89
Provision for doubtful accounts	7	23
Write-offs, net of recoveries	1	(26)
Balance at end of period	$94	$86
The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	January 31, 2018	October 31, 2017
	In millions
Gross financing receivables collectively evaluated for loss	$7,768	$7,523
Gross financing receivables individually evaluated for loss	410	321
Total	$8,178	$7,844
Allowance for financing receivables collectively evaluated for loss	$74	$67
Allowance for financing receivables individually evaluated for loss	20	19
Total	$94	$86
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	January 31, 2018	October 31, 2017
	In millions
Billed:(1)
Current 1-30 days	$298	$257
Past due 31-60 days	49	52
Past due 61-90 days	25	15
Past due > 90 days	68	58
Unbilled sales-type and direct-financing lease receivables	7,738	7,462
Total gross financing receivables	$8,178	$7,844
Gross financing receivables on non-accrual status(2)	$256	$188
Gross financing receivables 90 days past due and still accruing interest(2)	$154	$133

(1)	Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Operating Leases
Operating lease assets included in Property, plant and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2018	October 31, 2017
	In millions
Equipment leased to customers	$7,580	$7,356
Accumulated depreciation	(3,114)	(2,943)
Total	$4,466	$4,413
Note 10: Goodwill
Goodwill allocated to the Company's reportable segments was as follows:

	Hybrid IT	Intelligent Edge	Financial Services	Total
	In millions
Balance at January 31, 2018 and October 31, 2017	$15,454	$1,918	$144	$17,516
On November 1, 2018, the Company’s former EG segment was realigned into two new reportable segments, Hybrid IT and Intelligent Edge. The Company's reporting units are consistent with the reportable segments identified in Note 3, "Segment Information". As a result of this realignment, the Company performed an interim goodwill impairment analysis for Hybrid IT and Intelligent Edge as of November 1, 2018, which did not result in any impairment charges. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2018				As of October 31, 2017
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$1,290	$—	$1,290	$—	$1,159	$—	$1,159
Money market funds	4,181	—	—	4,181	5,592	—	—	5,592
Foreign bonds	10	226	—	236	9	214	—	223
Other debt securities	—	—	27	27	—	—	26	26
Derivative Instruments:
Foreign exchange contracts	—	119	—	119	—	259	—	259
Other derivatives	—	2	—	2	—	1	—	1
Total assets	$4,191	$1,637	$27	$5,855	$5,601	$1,633	$26	$7,260
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$280	$—	$280	$—	$142	$—	$142
Foreign exchange contracts	—	779	—	779	—	335	—	335
Total liabilities	$—	$1,059	$—	$1,059	$—	$477	$—	$477
During the three months ended January 31, 2018, there were no transfers between levels within the fair value hierarchy.
Other Fair Value Disclosures
Short- and Long-Term Debt: At January 31, 2018 and October 31, 2017, the estimated fair value of the Company's short-term and long-term debt was $14.3 billion and $14.6 billion, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of January 31, 2018				As of October 31, 2017
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,287	$—	$—	$1,287	$1,159	$—	$—	$1,159
Money market funds	4,181	—	—	4,181	5,592	—	—	5,592
Total cash equivalents	5,468	—	—	5,468	6,751	—	—	6,751
Available-for-Sale Investments:
Time deposits	3	—	—	3	—	—	—	—
Foreign bonds	196	40	—	236	183	40	—	223
Other debt securities	29	—	(2)	27	37	—	(11)	26
Total available-for-sale investments	228	40	(2)	266	220	40	(11)	249
Total cash equivalents and available-for-sale investments	$5,696	$40	$(2)	$5,734	$6,971	$40	$(11)	$7,000
As of January 31, 2018 and October 31, 2017, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of January 31, 2018 and October 31, 2017. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	January 31, 2018
	Amortized Cost	Fair Value
	In millions
Due in one year	$3	$3
Due in more than five years	225	263
Total	$228	$266
Equity securities in privately held companies that are accounted for as cost basis investments are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These investments amounted to $144 million and $149 million at January 31, 2018 and October 31, 2017, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. These investments amounted to $2.6 billion and $2.5 billion at January 31, 2018 and October 31, 2017, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of January 31, 2018					As of October 31, 2017
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$9,500	$—	$—	$17	$263	$9,500	$—	$—	$16	$126
Cash flow hedges:
Foreign currency contracts	7,978	34	13	300	210	7,202	105	45	101	70
Net investment hedges:
Foreign currency contracts	2,228	21	5	83	60	1,944	35	10	36	41
Total derivatives designated as hedging instruments	19,706	55	18	400	533	18,646	140	55	153	237
Derivatives not designated as hedging instruments
Foreign currency contracts	8,617	42	4	114	12	9,552	61	3	79	8
Other derivatives	102	2	—	—	—	96	1	—	—	—
Total derivatives not designated as hedging instruments	8,719	44	4	114	12	9,648	62	3	79	8
Total derivatives	$28,425	$99	$22	$514	$545	$28,294	$202	$58	$232	$245
Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of January 31, 2018 and October 31, 2017, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of January 31, 2018
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$121	$—	$121	$116	$3	(1)	$2
Derivative liabilities	$1,059	$—	$1,059	$116	$785	(2)	$158

	As of October 31, 2017
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$260	$—	$260	$209	$34	(1)	$17
Derivative liabilities	$477	$—	$477	$209	$242	(3)	$26

(1)
Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

(2)
Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. Of the $785 million of collateral posted, $782 million was in cash and, $3 million was through re-use of counterparty collateral.

(3)
Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. Of the $242 million of collateral posted, $220 million was in cash and, $22 million was through re-use of counterparty collateral.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three months ended January 31, 2018 and 2017 were as follows:

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2018	Hedged Item	Location	Three months ended January 31, 2018
		In millions			In millions
Interest rate contracts	Interest and other, net	$(138)	Fixed-rate debt	Interest and other, net	$138

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2017	Hedged Item	Location	Three months ended January 31, 2017
		In millions			In millions
Interest rate contracts	Interest and other, net	$(262)	Fixed-rate debt	Interest and other, net	$262

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended January 31, 2018 were as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended January 31, 2018	Location	Three months ended January 31, 2018
	In millions		In millions
Cash flow hedges:
Foreign currency contracts	$(179)	Net revenue	$(46)
Foreign currency contracts	(2)	Interest and other, net	16
Total cash flow hedges	$(181)	Net earnings from continuing operations	$(30)
Net investment hedges:
Foreign currency contracts	$(82)	Interest and other, net	$—
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended January 31, 2017 was as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended January 31, 2017	Location	Three months ended January 31, 2017
	In millions		In millions
Cash flow hedges:
Foreign currency contracts	$52	Net revenue	$54
Foreign currency contracts	76	Interest and other, net	83
Subtotal	128	Net earnings from continuing operations	137
Foreign currency contracts	8	Net (loss) earnings from discontinued operations	26
Total cash flow hedges	$136	Net earnings	$163
Net investment hedges:
Foreign currency contracts	$(2)	Interest and other, net	$—
As of January 31, 2018 and 2017, no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow, and net investment hedges was not material for the three months ended January 31, 2018 and 2017.
As of January 31, 2018, the Company expects to reclassify an estimated net Accumulated other comprehensive loss of approximately $153 million, net of taxes, to earnings in the next twelve months, along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
The pre-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Earnings for the three months ended January 31, 2018 and 2017 was as follows:

	Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended January 31, 2018	Three months ended January 31, 2017
		In millions
Foreign currency contracts	Interest and other, net	$(390)	$(47)
Other derivatives	Interest and other, net	1	3
Total		$(389)	$(44)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 13: Stockholders' Equity
Taxes related to Other Comprehensive Income (Loss)

	Three months ended January 31,
	2018	2017
	In millions
Taxes on change in net unrealized gains (losses) on available-for-sale securities:
Tax provision on net unrealized gains (losses) arising during the period	$—	$(1)
	—	(1)
Taxes on change in net unrealized losses on cash flow hedges:
Tax benefit (provision) on net unrealized (losses) gains arising during the period	25	(31)
Tax (benefit) provision on net losses (gains) reclassified into earnings	(4)	32
	21	1
Taxes on change in unrealized components of defined benefit plans:
Tax provision on gains arising during the period	(1)	(24)
Tax provision on amortization of actuarial loss and prior service benefit	(3)	(6)
Tax provision on curtailments, settlements and other	(7)	(7)
	(11)	(37)
Tax (provision) benefit on change in cumulative translation adjustment	(3)	1
Tax benefit (provision) on other comprehensive income	$7	$(36)
Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended January 31,
	2018	2017
	In millions
Other comprehensive (loss) income, net of taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	$1	$(14)
Losses reclassified into earnings	8	—
	9	(14)
Change in net unrealized losses on cash flow hedges:
Net unrealized (losses) gains arising during the period	(156)	105
Net losses (gains) reclassified into earnings(1)	26	(131)
	(130)	(26)
Change in unrealized components of defined benefit plans:
Gains arising during the period	1	455
Amortization of actuarial loss and prior service benefit(2)	44	91
Curtailments, settlements and other	(7)	(7)
	38	539
Change in cumulative translation adjustment	23	(24)
Other comprehensive (loss) income, net of taxes	$(60)	$475

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(1)	For more details on the reclassification of pre-tax net losses (gains) on cash flow hedges into the Condensed Consolidated Statements of Earnings, see Note 12, "Financial Instruments".

(2)	These components are included in the computation of net pension and post-retirement benefit cost in Note 6, "Retirement and Post-Retirement Benefit Plans".
The components of Accumulated other comprehensive loss, net of taxes as of January 31, 2018, and changes during the three months ended January 31, 2018 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$29	$(48)	$(2,690)	$(186)	$(2,895)
Other comprehensive income (loss) before reclassifications	1	(156)	1	23	(131)
Reclassifications of losses into earnings	8	26	37	—	71
Balance at end of period	$38	$(178)	$(2,652)	$(163)	$(2,955)
Share Repurchase Program
For the three months ended January 31, 2018, the Company retired a total of 50 million shares under its share repurchase program through open market repurchases, which included 1.7 million shares that were unsettled open market repurchases as of October 31, 2017. Additionally, as of January 31, 2018, the Company had unsettled open market repurchases of 1.9 million shares. Shares repurchased during the quarter were recorded as a $750 million reduction to stockholders' equity. As of January 31, 2018, the Company had a remaining authorization of $5.0 billion for future share repurchases. On February 21, 2018, the Company's Board of Directors authorized an additional $2.5 billion under the share repurchase program.
On February 22, 2018, the Company announced an increase to the regular quarterly dividend from $0.075 per share to $0.1125 per share, which is effective in the third quarter of fiscal 2018.
Note 14: Net Earnings Per Share
The Company calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of restricted stock units, stock options, and performance-based awards.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended January 31,
	2018	2017
	In millions, except per share amounts
Numerator:
Net earnings from continuing operations	$1,482	$251
Net (loss) earnings from discontinued operations	(46)	16
Net earnings	$1,436	$267
Denominator:
Weighted-average shares used to compute basic net EPS	1,591	1,669
Dilutive effect of employee stock plans	28	31
Weighted-average shares used to compute diluted net EPS	1,619	1,700
Basic net earnings (loss) per share:
Continuing operations	$0.93	$0.15
Discontinued operations	(0.03)	0.01
Basic net earnings per share	$0.90	$0.16
Diluted net earnings (loss) per share:
Continuing operations	$0.92	$0.15
Discontinued operations(1)	(0.03)	0.01
Diluted net earnings per share	$0.89	$0.16
Anti-dilutive weighted-average stock awards(2)	7	7

(1)
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

Note 15: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of January 31, 2018, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

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
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers.  Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals aged 40 and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On September 20, 2017, the court granted the defendants' motion to compel arbitration and stayed the case pending resolution of the arbitration proceedings. On November 30, 2017,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

three named plaintiffs and twelve opt-in plaintiffs filed a single arbitration demand.  On December 22, 2017, defendants filed a motion to (1) stay the case pending arbitrations and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand. On February 6, 2018, the court granted the motion to stay and denied the motion to enjoin.
Jackson, et al. v. HP Inc. and Hewlett Packard Enterprise. This putative nationwide class action was filed on July 24, 2017 in federal district court in San Jose. Plaintiffs purport to bring the lawsuit on behalf of themselves and other similarly situated African-Americans and individuals over the age of forty. Plaintiffs allege that defendants engaged in a pattern and practice of racial and age discrimination in lay-offs and promotions. Plaintiffs filed an amended complaint on September 29, 2017. On January 12, 2018, Defendants moved to transfer the matter to the federal district court in the Northern District of Georgia. Defendants also moved to dismiss the claims on various grounds and to strike certain aspects of the proposed class definition.
Wall v. Hewlett Packard Enterprise Company and HP Inc. This certified California class action and Private Attorney General Act action was filed against Hewlett-Packard Company on January 17, 2012 and the fifth amended (and operative) complaint was filed against HP Inc. and Hewlett Packard Enterprise on June 28, 2016. The complaint alleges that the defendants paid earned incentive compensation late and failed to timely pay final wages in violation of the California Labor Code. On August 9, 2016, the court ordered the class certified without prejudice to a future motion to amend or modify the class certification order or to decertify. The scheduled January 22, 2018 trial date was vacated following the parties’ notification to the court that they had reached a preliminary agreement to resolve the dispute. No settlement agreement has yet been finalized.
Hewlett-Packard Company v. Oracle (Itanium). On June 15, 2011, HP Inc. filed suit against Oracle in Santa Clara Superior Court in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.’s Itanium-based line of mission critical servers.  HP Inc. asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases. HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers.  Phase 2 of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP Inc.’s damages claim infringed on Oracle’s First Amendment rights.  On August 27, 2015, the Court of Appeal rejected Oracle’s appeal.  The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016.  On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. approximately $3 billion in damages:  $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for HP for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. The schedule for appellate briefing and argument has not yet been established. The Company expects that any appeal could take several years to be resolved and could materially affect the amount ultimately recovered by the Company. The amounts ultimately awarded, if any, would be recorded in the period received. Pursuant to the terms of the Separation and Distribution Agreement, HP Inc. and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the HP Inc./Hewlett Packard Enterprise separation on November 1, 2015.
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
DXC Technology Indemnification Demand. On November 8, 2017, DXC Technology (“DXC”) delivered to HPE a request for indemnification under the Separation and Distribution Agreement by and between HPE and DXC (f/k/a Everett SpinCo, Inc.) dated May 24, 2016, relating to the separation of HPE’s Enterprise Services business (the “ES Business”). The indemnification request asserts that HPE is required to indemnify DXC for any transferred long-term capitalized lease obligations of the ES Business that exceed the threshold amount of $250 million. DXC contends that this threshold was exceeded by approximately $1.0 billion because the valuation of the assets underlying the leases did not justify their classification as operating leases based on the terms of such leases, thereby rendering them long-term capitalized lease obligations. HPE believes the relevant leases were properly classified as operating leases, DXC’s claim has no merit, and there is no basis for indemnification. HPE intends to vigorously defend its interests in this matter. HPE intends to address this matter

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

in a manner consistent with the terms of the Separation Agreement including dispute resolution through executive escalation, mediation and binding arbitration.
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
Note 16: Indemnifications
General Cross-indemnification and Tax Matters Agreements with HP Inc., DXC and Micro Focus
In connection with the Separation and the Everett and Seattle Transactions, the Company entered into a Separation and Distribution Agreement and Tax Matters Agreement with each of HP Inc., DXC and affiliates, and Micro Focus and affiliates, effective November 1, 2015, March 31, 2017 and September 1, 2017, respectively. For further details on these agreements, see the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
As of January 31, 2018 and October 31, 2017, the Company’s receivable and payable balances related to indemnified litigation matters and other contingencies, and income tax-related indemnification covered by these agreements were as follows:

	As of
	January 31, 2018	October 31, 2017
	In millions
Litigation matters and other contingencies
Receivable	$145	$150
Payable	$93	$91

Income tax related indemnification(1)
Net indemnification receivable - long-term	$847	$1,430
Net indemnification payable - short-term	$372	$36

(1)	The actual amount that the Company may receive or pay could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•
Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares the three months ended January 31, 2018 to the prior-year period.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations.  An analysis of our financial results comparing the three months ended January 31, 2018 to the prior-year period. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.

•
Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions, cross-indemnifications with HP Inc. (formerly known as "Hewlett-Packard Company"), DXC Technology Company ("DXC"), and Seattle SpinCo, Inc. ("Seattle") and off-balance sheet arrangements.

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
On April 1, 2017 and September 1, 2017, we completed the separation and merger of our Enterprise Services business with Computer Sciences Corporation ("CSC") (collectively, the "Everett Transaction") and the separation and merger of our Software business segment with Micro Focus International plc (“Micro Focus”) (collectively, the “Seattle Transaction”), respectively. The historical financial results of Everett and Seattle are reported as Net (loss) earnings from discontinued operations in the Condensed Consolidated Statements of Earnings. For further information on discontinued operations, see Note 2, "Discontinued Operations".
The following Overview, Results of Operations and Liquidity discussions and analysis compare the three months ended January 31, 2018 to the prior-year period, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of January 31, 2018, unless otherwise noted.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

We organize our business into four segments for financial reporting purposes: Hybrid IT, Intelligent Edge, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for the three months ended January 31, 2018, as compared to the prior-year period:

	HPE Consolidated	Hybrid IT		Intelligent Edge	Financial Services	Corporate Investments(4)
	Dollars in millions, except for per share amounts
Net revenue(1)	$7,674	$6,331		$620	$888	$(1)
Year-over-year change %	11.2	10.0%		8.8	7.9	NM
Earnings (loss) from continuing operations(2)	$261	$608		$18	$72	$(21)
Earnings (loss) from continuing operations as a % of net revenue	3.4	9.6%		2.9	8.1	NM
Year-over-year change percentage points	(3.2)pts	(3.1	)pts	0.1pts	(1.1)pts	NM
Net earnings from continuing operations(3)	$1,482
Net earnings per share
Basic net EPS from continuing operations	$0.93
Diluted net EPS from continuing operations	$0.92

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, transformation costs, amortization of intangible assets, acquisition and other related charges, restructuring charges, separation costs and defined benefit plan settlement charges and remeasurement (benefit).

(3)
Includes benefit from taxes of $2.2 billion, primarily relating to tax amounts incurred in connection with the Everett and Seattle Transactions, the recently enacted U.S. tax reform, the settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities indemnified through the Tax Matters Agreement with HP Inc., and excess tax benefits associated with stock-based compensation.

(4)	"NM" represents not meaningful.
Net revenue increased by $0.8 billion, or 11.2% (increased 9.4% on a constant currency basis), in the three months ended January 31, 2018, as compared to the prior-year period. The leading contributor to the net revenue increase was higher Hybrid IT revenue of $0.6 billion due primarily to higher revenue in Compute from core Industry Standard Servers ("ISS") and growth in Storage as a result of incremental revenue from the Nimble Storage, Inc. ("Nimble Storage") business, which was acquired in the second quarter of fiscal 2017. The net revenue increase was also due to higher revenue in Intelligent Edge as a result of revenue growth from our campus switching products and revenue growth in FS due primarily to favorable foreign currency fluctuations and higher asset management revenue. Gross margin was 28.4% ($2.2 billion) and 32.1% ($2.2 billion) for the three months ended January 31, 2018 and 2017, respectively. The 3.7 percentage point decrease in gross margin was due primarily to lower Hybrid IT gross margins as a result of higher commodity costs, particularly dynamic random-access memory ("DRAM"), and competitive pricing pressures, primarily in Hybrid IT Product. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. Operating margin decreased 3.2 percentage points in the three months ended January 31, 2018, as compared to the prior-year period, due primarily to a lower gross margin and the impact of transformation costs related to the HPE Next initiative, which was launched during the third quarter of fiscal 2017.
As of January 31, 2018, cash and cash equivalents and short- and long-term cash investments were $7.7 billion, representing a decrease of approximately $1.9 billion from the October 31, 2017 balance of $9.6 billion. The decrease in cash and cash equivalents and short- and long-term cash investments during the three months ended January 31, 2018 was due primarily to the following: share repurchases and cash dividend payments of $0.9 billion, investments in property, plant and equipment, net of sales proceeds, of $0.6 billion and financial collateral posted, net of financial collateral returned, of $0.6 billion.
Trends and Uncertainties
We are in the process of addressing many challenges facing our business, a discussion of which is available in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled "Risk Factors" in Item 1A.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the three months ended January 31, 2018, to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements, see Note 1, "Overview and Basis of Presentation".
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31,
	2018		2017
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$7,674	100.0%	$6,902	100.0%
Cost of sales	5,491	71.6%	4,689	67.9%
Gross profit	2,183	28.4%	2,213	32.1%
Research and development	388	5.1%	356	5.2%
Selling, general and administrative	1,202	15.6%	1,204	17.4%
Amortization of intangible assets	78	1.0%	66	1.0%
Restructuring charges	3	—%	83	1.2%
Transformation costs	245	3.2%	—	—%
Acquisition and other related charges	30	0.4%	44	0.6%
Separation costs	(24)	(0.3)%	11	0.2%
Defined benefit plan settlement charges and remeasurement (benefit)	—	—%	(4)	(0.1)%
Earnings from continuing operations	261	3.4%	453	6.6%
Interest and other, net	(21)	(0.3)%	(78)	(1.1)%
Tax indemnification adjustments	(919)	(12.0)%	(18)	(0.3)%
Earnings (loss) from equity interests	22	0.3%	(22)	(0.3)%
(Loss) earnings from continuing operations before taxes	(657)	(8.6)%	335	4.9%
Benefit (provision) for taxes	2,139	27.9%	(84)	(1.3)%
Net earnings from continuing operations	1,482	19.3%	251	3.6%
Net (loss) earnings from discontinued operations	(46)	(0.6)%	16	0.3%
Net earnings	$1,436	18.7%	$267	3.9%
Stock-based compensation expense is included within costs and expenses presented in the table above as follows:

	Three months ended January 31,
	2018	2017
	In millions
Cost of sales	$15	$14
Research and development	24	18
Selling, general and administrative	64	80
Restructuring charges	—	12
Transformation costs	3	—
Acquisition and other related charges	9	5
Separation costs	3	9
Stock-based compensation expense from continuing operations	$118	$138
Stock-based compensation expense from discontinued operations	$—	$36
Net Revenue
For the three months ended January 31, 2018, as compared to the prior-year period, total net revenue increased by $772 million, or 11.2% (increased 9.4% on a constant currency basis). U.S. net revenue increased by $145 million, or 6.2%, to $2.5 billion, and net revenue from outside of the U.S. increased by $627 million, or 13.7%, to $5.2 billion.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The components of the weighted net revenue change by segment were as follows:

Three months ended January 31, 2018
Percentage Points
Hybrid IT	8.3
Intelligent Edge	0.8
Financial Services	0.9
Corporate Investments/Other (1)	1.2
Total HPE	11.2

(1)	Other primarily relates to the elimination of intersegment net revenue.
Three months ended January 31, 2018 compared with three months ended January 31, 2017
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:

•
Hybrid IT net revenue increased for the three months ended January 31, 2018, as compared to the prior-year period, due primarily to revenue growth in Compute from core ISS and in Storage as a result of incremental revenue from the acquisition of Nimble Storage;

•	Intelligent Edge net revenue increased for the three months ended January 31, 2018, as compared to the prior-year period, due primarily to revenue growth in campus switching products; and

•
FS net revenue increased for the three months ended January 31, 2018, as compared to the prior-year period, due primarily to favorable foreign currency fluctuations and higher asset management revenue.

A more detailed discussion of segment revenue is included under "Segment Information" below.
Gross Margin
Three months ended January 31, 2018 compared with three months ended January 31, 2017
For the three months ended January 31, 2018, as compared to the prior-year period, total gross margin decreased 3.7 percentage points. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•
Hybrid IT gross margin decreased for the three months ended January 31, 2018, as compared to the prior-year period, due primarily to the impact of higher commodity costs, particularly DRAM, and competitive pricing pressures;

•
Intelligent Edge gross margin increased for the three months ended January 31, 2018, as compared to the prior-year period, due primarily to the impact of a one-time tax duty in the prior-year period; and

•	FS gross margin decreased for the three months ended January 31, 2018, as compared to the prior-year period, due primarily to the impact of a bad debt reserve release in the prior-year period.
A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.
Operating Expenses
Research and Development
Research and development ("R&D") expense increased by $32 million, or 9%, for the three months ended January 31, 2018, as compared to the prior-year period, due primarily to higher variable compensation expense and increased investment in new product development in both the Hybrid IT and Intelligent Edge segments, partially offset by lower expenses within Hewlett Packard Labs.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Selling, General and Administrative
Selling, general and administrative expense decreased by $2 million, or 0.2%, for the three months ended January 31, 2018, as compared to the prior-year period, due to lower administrative expenses partially offset by increased sales and marketing expenses to support increased net revenue.
Amortization of Intangible Assets
Amortization expense increased by $12 million, or 18%, for the three months ended January 31, 2018, as compared to the prior-year period, due to the addition of intangible assets from business acquisitions in the second quarter of fiscal 2017.
Restructuring Charges
Restructuring charges decreased for the three months ended January 31, 2018, as compared to the prior-year period, due primarily to the substantial completion of the restructuring plan we announced in September 2015 (the “2015 Plan”).
Transformation Costs
For the three months ended January 31, 2018, transformation costs of $245 million primarily include restructuring charges, consulting fees and IT integration costs.
Acquisition and Other Related Charges
Acquisition and other related charges decreased for the three months ended January 31, 2018, as compared to the prior-year period, due primarily to reduced costs related to retention bonuses and IT integration.
Separation Costs
Separation costs for the three months ended January 31, 2018 primarily represent the reversal of certain variable compensation expenses related to the Everett and Seattle Transactions. Separation costs in the prior-year period represent amounts in connection with the Everett Transaction and the Separation.
Defined Benefit Plan Settlement Charges and Remeasurement (Benefit)
Defined benefit plan settlement charges and remeasurement (benefit) for the three months ended January 31, 2017 represents an adjustment to the net periodic pension benefit cost resulting from the remeasurement of certain Hewlett Packard Enterprise pension plans due to plan separations in connection with the Everett Transaction.
Interest and Other, Net
Interest and other, net expense decreased by $57 million for the three months ended January 31, 2018, as compared to the prior-year period, due primarily to favorable foreign currency fluctuations.

Tax Indemnification Adjustments
Tax indemnification expense of $919 million and $18 million for the three months ended January 31, 2018 and 2017, respectively, resulted from the settlement of certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc., and for which we are partially indemnified by HP Inc. under the Tax Matters Agreement.
Earnings (Loss) from Equity Interests
Earnings (loss) from equity interests primarily represents our 49% interest in H3C. The increase in earnings from equity interests in the current period, as compared to the prior-year period, is the result of higher net income earned by H3C.
Provision for Taxes
Our effective tax rate was 325.6% and 25.1% for the three months ended January 31, 2018 and 2017, respectively. The effective tax rate for the three months ended January 31, 2018 was significantly impacted by the U.S. Tax Cuts and Jobs Act ("Tax Act") and the settlement of certain pre-Separation tax liabilities of HP Inc.
On December 22, 2017, the Tax Act was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

foreign income, reducing the U.S. federal statutory tax rate, and adopting a modified territorial tax system. See Note 7, "Taxes on Earnings", for a full description of the impact of the Tax Act to our operations.
Segment Information
Effective at the beginning of the first quarter of fiscal 2018, the Company implemented organizational changes to align its segment financial reporting more closely with its current business structure. For additional information related to these realignments and for a description of the products and services for each segment, see Note 3, "Segment Information".
Hybrid IT

	Three months ended January 31,
	2018	2017	% Change
	Dollars in millions
Net revenue	$6,331	$5,755	10.0%
Earnings from operations	$608	$733	(17.1)%
Earnings from operations as a % of net revenue	9.6%	12.7%
The components of the weighted net revenue change by business unit were as follows:

	Three months ended January 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2018	2017	2018
	Dollars in millions
Compute	$3,492	$3,143	6.1
Storage	948	764	3.2
DC Networking	62	49	0.2
Hybrid IT Product	4,502	3,956	9.5
Pointnext	1,829	1,799	0.5
Total Hybrid IT	$6,331	$5,755	10.0
Three months ended January 31, 2018 compared with three months ended January 31, 2017
Hybrid IT net revenue increased by $576 million, or 10.0% (increased 8.6% on a constant currency basis), for the three months ended January 31, 2018. The increase in Hybrid IT net revenue was due primarily to revenue growth in Hybrid IT Product as a result of an improvement in market conditions, better sales execution and revenue contribution from the Nimble Storage business and growth in Pointnext as a result of the impact of favorable foreign currency fluctuations. This growth was partially offset by a revenue decline in Tier-1 server sales, as we continue to exit this business.
Hybrid IT Product net revenue increased by $546 million, or 14%, as a result of revenue growth across Compute, Storage and DC Networking.
•Revenue growth in Compute was due primarily to growth in ISS, particularly in the rack category, which was partially offset by a revenue decline in mission-critical servers ("MCS"). ISS revenue grew due primarily to growth in core servers, partially offset by a decline in Tier-1 server sales. The growth in ISS revenue was driven by an increase in the average unit prices in the rack category as a result of increased commodity costs, partially offset by a decline in units in the blade and tower categories. MCS revenue declined as a result of a revenue decline in Itanium products and a decline in royalty income from NonStop solutions, partially offset by growth in MCS x86 products.
•Revenue growth in Storage was driven by growth in our converged and traditional storage products. The converged storage revenue growth was due primarily to revenue from Nimble Storage, which contributed $100 million of revenue in the quarter, and growth in 3PAR products, leading to a growth in our All-Flash Array products. Traditional storage revenue increased as a result of growth in MSA and networking products.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•Revenue growth in DC Networking was due primarily to strength in our switching products, particularly in the EMEA region.
Pointnext net revenue increased by $30 million, or 2%, due primarily to the impact of favorable foreign currency fluctuations and revenue growth in Operational Services and Communications and Media Services, partially offset by a revenue decline in Advisory and Professional Services. Revenue in Operational Services increased due to growth in HPE Datacenter Care and HPE Proactive Care support solutions, partially offset by a reduction in support for legacy server and storage solutions.
Hybrid IT earnings from operations as a percentage of net revenue decreased 3.1 percentage points for the three months ended January 31, 2018, as compared to the prior-year period. The decrease was due to a decline in gross margin, which had a larger impact than the decrease in operating expenses as a percentage of net revenue. The gross margin decline was due primarily to the impact of higher commodity costs, particularly DRAM, and competitive pricing pressures in Hybrid IT Product. The decline was partially offset by improved gross margin from a lower mix of revenue from Tier-1 server sales. Operating expense as a percentage of net revenue decreased, as operating expense remained flat due to higher variable compensation expense offset by lower expense as a result of cost reduction efforts.
Intelligent Edge

	Three months ended January 31,
	2018	2017	% Change
	Dollars in millions
Net revenue	$620	$570	8.8%
Earnings from operations	$18	$16	12.5%
Earnings from operations as a % of net revenue	2.9%	2.8%
The components of the weighted net revenue change by business unit were as follows:

	Three months ended January 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2018	2017	2018
	Dollars in millions
HPE Aruba Product	$549	$503	8.1
HPE Aruba Services	71	67	0.7
Total Intelligent Edge	$620	$570	8.8
Three months ended January 31, 2018 compared with three months ended January 31, 2017
Intelligent Edge net revenue increased by $50 million, or 8.8% (increased 6.7% on a constant currency basis), for the three months ended January 31, 2018. The increase in Intelligent Edge net revenue was due primarily to a net increase in HPE Aruba Product revenue of $46 million, or 9%. The increase in HPE Aruba Product revenue was due primarily to revenue growth in campus switching products, which experienced growth across all regions as a result of increased sales of legacy HPE campus switching products into the Aruba customer base, partially offset by a decline in revenue from wireless local area network products due primarily to both a sales reserve release and the benefit of a large deal in the prior-year period. HPE Aruba Services net revenue increased by $4 million, or 6%, due primarily to services attach on a growing product installed base.
Intelligent Edge earnings from operations as a percentage of net revenue increased 0.1 percentage points for the three months ended January 31, 2018. The increase was due to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to the impact of a one-time tax duty in the prior-year period and a higher mix of revenue from legacy HPE campus switching products. The increase in operating expenses as a percentage of net revenue was due primarily to higher R&D spend and field selling costs.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Financial Services

	Three months ended January 31,
	2018	2017	% Change
	Dollars in millions
Net revenue	$888	$823	7.9%
Earnings from operations	$72	$76	(5.3)%
Earnings from operations as a % of net revenue	8.1%	9.2%
Three months ended January 31, 2018 compared with three months ended January 31, 2017
FS net revenue increased by $65 million, or 7.9% (increased 4.6% on a constant currency basis), for the three months ended January 31, 2018. The increase in net revenue was due primarily to favorable foreign currency fluctuations and higher asset management revenue from end-of-lease monthly rentals and remarketing sales.
FS earnings from operations as a percentage of net revenue decreased 1.1 percentage points for the three months ended January 31, 2018 due to a decrease in gross margin, partially offset by a decrease in operating expense as a percentage of net revenue. The decrease in gross margin was due primarily to the impact of a bad debt reserve release in the prior-year period. Operating expense as a percentage of net revenue decreased primarily as a result of the net revenue increase.
Financing Volume

	Three months ended January 31,
	2018	2017
	In millions
Total financing volume	$1,436	$1,343
New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased 6.9% for the three months ended January 31, 2018 due primarily to higher financing associated with third-party product sales and related service offerings.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	January 31, 2018	October 31, 2017
	Dollars in millions
Financing receivables, gross	$8,178	$7,844
Net equipment under operating leases	4,466	4,413
Capitalized profit on intercompany equipment transactions	603	656
Intercompany leases	119	115
Gross portfolio assets	13,366	13,028
Allowance for doubtful accounts(1)	94	86
Operating lease equipment reserve	47	49
Total reserves	141	135
Net portfolio assets	$13,225	$12,893
Reserve coverage	1.1%	1.0%
Debt-to-equity ratio(2)	7.0x	7.0x

(1)	Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(2)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.7 billion and $11.2 billion at January

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

31, 2018 and October 31, 2017, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at January 31, 2018 and October 31, 2017 was $1.7 billion and $1.6 billion, respectively.
At January 31, 2018 and October 31, 2017, FS cash and cash equivalents balances were approximately $945 million and $873 million, respectively.
Net portfolio assets at January 31, 2018 increased 2.6% from October 31, 2017. The increase generally resulted from favorable currency fluctuations led by strength in the euro.
FS bad debt expense includes charges to general reserves and specific reserves for sales-type, direct-financing and operating leases. For the three months ended January 31, 2018 and 2017, FS recorded net bad debt expense of $16 million and $5 million, respectively.
Corporate Investments

	Three months ended January 31,
	2018	2017	% Change
	Dollars in millions
Net revenue	$(1)	$—	NM
Loss from operations	$(21)	$(33)	(36.4)%
Loss from operations as a % of net revenue(1)	NM	NM	NM

(1)	"NM" represents not meaningful.
Corporate Investments net revenue represents IP-related royalty activity. For the three months ended January 31, 2018, as compared to the prior-year period, Corporate Investments loss from operations decreased by $12 million, or 36%, due to lower spending in Hewlett Packard Labs.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, acquisitions, restructuring activities, remaining divestiture transaction costs, transformation costs, maturing debt, interest payments, and income tax payments, in addition to any future investments and any future share repurchases, and future stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I.
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
Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may, from time to time, be subject to short-term intercompany loans into the U.S. Due to the enactment of the Tax Act, all of our cash, cash equivalents and investments held by foreign subsidiaries were subject to U.S. taxation under the one-time Transition Tax as further discussed in Note 7, “Taxes on Earnings”. Subsequent repatriations will not be taxable from a U.S. federal tax perspective but may be subject to state or foreign withholding tax. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

In connection with the share repurchase program previously authorized by our Board of Directors, during the first three months of fiscal 2018, we repurchased an aggregate amount of $742 million. On February 21, 2018, our Board of Directors authorized an additional $2.5 billion under the share repurchase program. On February 22, 2018, we announced an increase to the regular quarterly dividend from $0.075 per share to $0.1125 per share, which is effective in the third quarter of fiscal 2018. For more information on our share repurchase program, refer to Item 2. Unregistered Sales of Equity Securities in Part II. Other Information.
Liquidity
Our historical statement of cash flows represent the combined cash flows and metrics of HPE and have not been revised to reflect the effect of discontinued operations. For further information on discontinued operations, refer to Note 2, "Discontinued Operations".
Our key cash flow metrics were as follows:

	Three months ended January 31,
	2018	2017
	In millions
Net cash provided by (used in) operating activities	$142	$(1,190)
Net cash used in investing activities	(1,119)	(1,157)
Net cash used in financing activities	(929)	(782)
Net decrease in cash and cash equivalents	$(1,906)	$(3,129)
Operating Activities
For the three months ended January 31, 2018, net cash provided by operating activities increased by $1.3 billion, as compared to the prior-year period. The increase was due primarily to a payment of $1.9 billion for pension funding in connection with the Everett Transaction in the prior-year period partially offset by an increase in financing receivables and the impact of adopting the accounting standard update for employee share-based payment arrangements.
Working capital metrics for the three months ended January 31, 2018 compared with the three months ended January 31, 2017
Our key working capital metrics have been revised to reflect the effect of discontinued operations and were as follows:

	Three months ended January 31,
	2018	2017	Change
Days of sales outstanding in accounts receivable ("DSO")	36	36	—
Days of supply in inventory ("DOS")	40	37	3
Days of purchases outstanding in accounts payable ("DPO")	(97)	(89)	(8)
Cash conversion cycle	(21)	(16)	(5)
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in fiscal 2017, DSO remained flat due to higher accounts receivable balances as a result of higher revenue during the third month of the quarter and higher aged receivable balances as a result of increased billings associated with extended payment terms which were offset by an increase in early customer payments and factoring programs.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2017, the increase in DOS was due primarily to an increase in inventory as a result of increases in memory component costs, particularly DRAM, and higher levels of inventory to support customer demand.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2017, the increase in DPO was primarily the result of an extension of payment terms with our product suppliers, increased inventory purchases and higher corporate accounts payable balances.

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
Investing Activities
For the three months ended January 31, 2018, net cash used in investing activities decreased by $38 million, as compared to the corresponding period in fiscal 2017. The decrease was due primarily to a $292 million decrease in cash payments for business acquisitions and a $285 million decrease in investment in property, plant and equipment, net of proceeds from sales, partially offset by higher net financial collateral posted related to derivative instruments of $562 million.
Financing Activities
Compared to the corresponding period in fiscal 2017, net cash used in financing activities increased by $147 million for the three months ended January 31, 2018, due primarily to a $101 million increase in the cash utilization for repurchases of common stock and a $98 million transfer of cash and cash equivalents to Everett and Seattle in connection with working capital adjustments, partially offset by increased proceeds related to stock-based award activities of $59 million.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and our cost of capital and targeted capital structure.
During the first three months of fiscal 2018, we issued $7.2 billion and repaid $7.2 billion of commercial paper.
For more information on our borrowings, see Note 15, "Borrowings", to the Consolidated and Combined Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 12, "Financial Instruments".
In December 2017, we filed a shelf registration statement with the Securities and Exchange Commission that allows us to sell, at any time and from time to time, in one or more offerings, debt securities, preferred stock, common stock, warrants, depositary shares, purchase contracts, guarantees or units.
Revolving Credit Facility
On November 1, 2015, the Company entered into a revolving credit facility providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.0 billion. Loans under the revolving credit facility may be used for general corporate purposes. Commitments under the Credit Agreement are available for a period of five years, which may be extended. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating.
Available Borrowing Resources
As of January 31, 2018, we had the following additional liquidity resources available if needed:

As of January 31, 2018
In millions
Commercial paper programs	$4,046
Uncommitted lines of credit	$1,529

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
Our contractual obligations have not changed materially since October 31, 2017. For further information see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
Retirement and Post-Retirement Benefit Plan Funding
For the remainder of fiscal 2018, we anticipate making contributions of approximately $130 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 6, "Retirement and Post-Retirement Benefit Plans".
Restructuring Plans
As of January 31, 2018, we expect to make future cash payments of approximately $1.0 billion in connection with our approved restructuring plans, which includes $0.6 billion expected to be paid through the remainder of fiscal 2018 and $0.4 billion expected to be paid through fiscal 2021. For more information on our restructuring activities, see Note 4, "Restructuring", and Note 5, "HPE Next".
Uncertain Tax Positions
As of January 31, 2018, we had approximately $3.5 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 7, "Taxes on Earnings".
Cross-indemnification with HP Inc., DXC and Micro Focus
As of January 31, 2018, we had approximately $333 million of recorded liabilities pertaining to income tax indemnification with HP Inc. These liabilities include $223 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with HP Inc. might occur due to the uncertainties related to the underlying tax matters. Payments of these obligations would result from settlements under the Tax Matters Agreement with HP Inc. For further details related to our tax indemnification balances, see Note 16, "Indemnifications". For details on the Separation and Distribution Agreements and Tax Matters Agreements with HP Inc., DXC and Micro Focus, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HPE, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. Our exposure to market risk has not changed materially since October 31, 2017.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 15, "Litigation and Contingencies".
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, including certain risks, which have been modified as follows:
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
On December 22, 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after October 31, 2017. These changes could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant one-time charges in the current or future taxable years and increase our future U.S. tax expense. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. At this stage, it is unclear how many U.S. states will incorporate these federal law changes, or portions thereof, into their tax codes. The implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition. In addition, we have not completed our accounting for the tax effects of the Tax Act. Reasonable estimates of the impacts of the Tax Act are provided in accordance with guidance from the U.S. Securities and Exchange Commission that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Adjustments may materially impact our provision for income taxes and effective tax rate in the period(s) in which the adjustments are made.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (November 2017)	6,268	$13.66	6,268	$5,695,135
Month #2 (December 2017)	20,032	$14.37	20,032	$5,407,351
Month #3 (January 2018)	23,529	$15.67	23,529	$5,038,668
Total	49,829	$14.89	49,829
During the three months ended January 31, 2018, the Company repurchased and settled 50 million shares of the Company's common stock, which included 1.7 million shares that were unsettled open market purchases as of October 31, 2017. Additionally, as of January 31, 2018, the Company had unsettled open market repurchases of 1.9 million shares. Shares repurchased during the quarter were recorded as a $750 million reduction to stockholders' equity.
On October 13, 2015, our Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion and $5.0 billion on May 24, 2016 and October 16, 2017, respectively. As of January 31, 2018, the Company had a remaining authorization of $5.0 billion for future share repurchases. On February 21, 2018, the Company's Board of Directors authorized an additional $2.5 billion under the share repurchase program. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. Share repurchases settled in the first quarter of fiscal 2018 were open market repurchases.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 55 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.8	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.9	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.10	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.11	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.12	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.13	First Amendment to the Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.14	First Amendment to the Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.15	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017

2.16	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017
2.17	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017
2.18	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (Incorporated by reference to Exhibit 2.2 to DXC Technology Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2017.)	8-K	001-38033	2.2	April 6, 2017
2.19	Intellectual Property Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.20	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.21	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.22	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.23	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.24	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.2	September 1, 2017
2.25	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.3	September 1, 2017
2.26	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.4	September 1, 2017
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.2	March 20, 2017
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015

4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.10	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.10	October 13, 2015
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.11	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.13	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029	10-K	001-04423	4.13	December 17, 2015
4.14	Hewlett Packard Enterprise 401(k) Plan	S-8	333-207680	4.3	October 30, 2015
4.15	Term Loan Agreement, dated as of December 16, 2016, by and among Everett SpinCo, Inc., the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent	8-K	001-37483	10.1	December 22, 2016

4.16	Tenth Supplemental Indenture, dated as of September 20, 2017, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 2.100% notes due 2019	8-K	001-37483	4.1	September 20, 2017
4.17	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A.	S-3ASR	333-222102	4.5	December 15, 2017
10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan	10	001-37483	10.2	September 28, 2015
10.3	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.4	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.5	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.6	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.7	Form of Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.5	November 5, 2015
10.8	Form of Performance-Adjusted Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.6	November 5, 2015
10.9	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.10	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.11	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.12	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.13	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
10.14	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.15	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.16	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.17	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-207679	4.3	March 6, 2017
10.18	Nimble Storage, Inc. 2008 Equity Incentive Plan*	S-8	001-37483	4.3	April 18, 2017
10.19	Nimble Storage, Inc. 2013 Equity Incentive Plan	S-8	001-37483	4.4	April 18, 2017
10.20	SimpliVity Corporation 2009 Stock Plan*	S-8	001-37483	4.3	April 24, 2017
10.21	Silicon Graphics International Corp. 2014 Omnibus Incentive Plan, as amended*	10-Q	000-51333	10.1	January 29, 2016
10.22	Silicon Graphics International Corp. 2006 New Recruit Equity Incentive Plan, as amended and restated*	10-K	000-51333	10.48	February 28, 2007
10.23	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.24	Silicon Graphics International Corp. 2005 Non-Employee Directors’ Stock Option*	S-1	000-51333	10.10	February 4, 2005

10.25	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan	S-8	333-221254	4.3	October 31, 2017
10.26	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan	S-8	333-221254	4.4	October 31, 2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

*	Indicates management contract or compensation plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith
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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TIMOTHY C. STONESIFER
Timothy C. Stonesifer Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: March 9, 2018