Form 10-Q
period 2018-04-30
Hewlett Packard Enterprise Co
filed 2018-06-07
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2018
Or
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

The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of May 31, 2018 was 1,513,961,241 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended April 30, 2018

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

Part I. Financial Information
Item 1. Financial Statements and Supplementary Data.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
	In millions, except per share amounts
Net revenue:
Products	$4,610	$4,035	$9,470	$8,229
Services	2,746	2,677	5,449	5,292
Financing income	112	96	223	189
Total net revenue	7,468	6,808	15,142	13,710
Costs and expenses:
Cost of products	3,320	2,956	6,913	5,882
Cost of services	1,806	1,778	3,636	3,475
Financing interest	70	65	138	131
Research and development	402	376	790	732
Selling, general and administrative	1,227	1,229	2,429	2,433
Amortization of intangible assets	72	72	150	138
Restructuring charges	9	69	12	152
Transformation costs	123	—	368	—
Acquisition and other related charges	16	50	46	94
Separation costs	26	30	2	41
Defined benefit plan settlement charges and remeasurement (benefit)	—	(12)	—	(16)
Total costs and expenses	7,071	6,613	14,484	13,062
Earnings from continuing operations	397	195	658	648
Interest and other, net	(78)	(86)	(99)	(164)
Tax indemnification adjustments	(425)	7	(1,344)	(11)
(Loss) earnings from equity interests	(10)	(3)	12	(25)
(Loss) earnings from continuing operations before taxes	(116)	113	(773)	448
Benefit (provision) for taxes	966	(591)	3,105	(675)
Net earnings (loss) from continuing operations	850	(478)	2,332	(227)
Net loss from discontinued operations	(72)	(134)	(118)	(118)
Net earnings (loss)	$778	$(612)	$2,214	$(345)
Net earnings (loss) per share:
Basic
Continuing operations	$0.55	$(0.29)	$1.48	$(0.14)
Discontinued operations	(0.05)	(0.08)	(0.07)	(0.07)
Total basic net earnings (loss) per share	$0.50	$(0.37)	$1.41	$(0.21)
Diluted
Continuing operations	$0.54	$(0.29)	$1.46	$(0.14)
Discontinued operations	(0.05)	(0.08)	(0.08)	(0.07)
Total diluted net earnings (loss) per share	$0.49	$(0.37)	$1.38	$(0.21)
Cash dividends declared per share	$0.1125	$0.0650	$0.2625	$0.1950
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,552	1,658	1,571	1,664
Diluted	1,582	1,658	1,601	1,664
The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	In millions
Net earnings (loss)	$778	$(612)	$2,214	$(345)
Other comprehensive income (loss) before taxes:
Change in net unrealized losses on available-for-sale securities:
Net unrealized (losses) gains arising during the period	—	(4)	1	(17)
Gains reclassified into earnings	(17)	—	(9)	—
	(17)	(4)	(8)	(17)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	82	4	(99)	140
Net losses (gains) reclassified into earnings	91	(83)	121	(246)
	173	(79)	22	(106)
Change in unrealized components of defined benefit plans:
Gains arising during the period	—	11	2	490
Amortization of actuarial loss and prior service benefit	49	77	96	174
Curtailments, settlements and other	2	3	2	3
	51	91	100	667
Change in cumulative translation adjustment	(26)	(11)	—	(36)
Other comprehensive income (loss) before taxes	181	(3)	114	508
(Provision) benefit for taxes	(22)	4	(15)	(32)
Other comprehensive income, net of taxes	159	1	99	476
Comprehensive income (loss)	$937	$(611)	$2,313	$131

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	April 30, 2018	October 31, 2017
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$6,986	$9,579
Accounts receivable, net of allowance for doubtful accounts(1)	3,099	3,073
Financing receivables	3,503	3,378
Inventory	2,848	2,315
Assets held for sale(2)	31	14
Other current assets	3,325	3,085
Total current assets	19,792	21,444
Property, plant and equipment	6,208	6,269
Long-term financing receivables and other assets	12,915	12,600
Investments in equity interests	2,517	2,535
Goodwill	17,537	17,516
Intangible assets	907	1,042
Total assets	$59,876	$61,406
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,855	$3,850
Accounts payable	6,242	6,072
Employee compensation and benefits	1,191	1,156
Taxes on earnings	437	429
Deferred revenue	3,163	3,128
Accrued restructuring	286	445
Other accrued liabilities	3,910	3,844
Total current liabilities	19,084	18,924
Long-term debt	9,970	10,182
Other non-current liabilities	6,856	8,795
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued and outstanding at April 30, 2018)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,527 and 1,595 shares issued and outstanding at April 30, 2018 and October 31, 2017, respectively)	15	16
Additional paid-in capital	32,205	33,583
Accumulated deficit	(5,306)	(7,238)
Accumulated other comprehensive loss	(2,982)	(2,895)
Total HPE stockholders' equity	23,932	23,466
Non-controlling interests	34	39
Total stockholders' equity	23,966	23,505
Total liabilities and stockholders' equity	$59,876	$61,406

(1)	The allowance for doubtful accounts related to accounts receivable was $39 million and $42 million at April 30, 2018 and October 31, 2017, respectively.

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

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2018	2017
	In millions
Cash flows from operating activities:
Net earnings (loss)	$2,214	$(345)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,290	1,632
Stock-based compensation expense	186	252
Provision for inventory and doubtful accounts	81	39
Restructuring charges	268	393
Deferred taxes on earnings	(1,164)	506
(Earnings) loss from equity interests	(12)	25
Dividends received from equity investees	47	—
Other, net	97	310
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(42)	301
Financing receivables	(272)	120
Inventory	(587)	(210)
Accounts payable	177	129
Taxes on earnings	(2,217)	(386)
Restructuring	(414)	(545)
Other assets and liabilities(1)	737	(2,672)
Net cash provided by (used in) operating activities	389	(451)
Cash flows from investing activities:
Investment in property, plant and equipment	(1,362)	(1,681)
Proceeds from sale of property, plant and equipment	292	142
Purchases of available-for-sale securities and other investments	(8)	(26)
Maturities and sales of available-for-sale securities and other investments	85	2
Financial collateral posted	(1,191)	(226)
Financial collateral returned	931	49
Payments made in connection with business acquisitions, net of cash acquired	(29)	(2,050)
Proceeds from (payments to) business divestitures, net	13	(20)
Net cash used in investing activities	(1,269)	(3,810)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	(25)	28
Proceeds from debt, net of issuance costs	611	541
Payment of debt	(610)	(2,102)
Net proceeds (payments) related to stock-based award activities	89	(14)
Repurchase of common stock	(1,649)	(1,311)
Cash dividend from Everett	—	3,008
Net transfer of cash and cash equivalents to Everett	(41)	(559)

Net transfer of cash and cash equivalents from Seattle	156	—
Cash dividends paid to non-controlling interests	(8)	—
Cash dividends paid	(236)	(216)
Net cash used in financing activities	(1,713)	(625)
Decrease in cash and cash equivalents	(2,593)	(4,886)
Cash and cash equivalents at beginning of period	9,579	12,987
Cash and cash equivalents at end of period	$6,986	$8,101

(1)
For the six months ended April 30, 2017, this amount includes $1.9 billion of pension funding payments associated with the separation and merger of Everett SpinCo, Inc. with Computer Sciences Corporation.

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
Basis of Presentation
These Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of April 30, 2018 and October 31, 2017, its results of operations for the three and six months ended April 30, 2018 and 2017 and its cash flows for the six months ended April 30, 2018 and 2017.
The results of operations for the three and six months ended April 30, 2018 and its cash flows for the six months ended April 30, 2018, are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated and Combined Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.
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
In December 2017, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Due to the complexity involved in applying the provisions of the Tax Act, the Company has not completed the accounting for the effects of the Tax Act, but has made reasonable estimates of the effects and recorded provisional amounts in its Condensed Consolidated Financial Statements for the three and six months ended April 30, 2018. The accounting for the tax effects of the Tax Act will be completed during the measurement period in accordance with SAB 118. For further details, see Note 7, "Taxes on Earnings".
Recently Adopted Accounting Pronouncements
In March 2018, the Financial Accounting Standards Board (“FASB”) issued guidance that amends ASC 740, Income Taxes, to reflect and codify SAB 118. The guidance became effective upon issuance. The Company applied SAB 118 upon the original issuance in December 2017 prior to the codification. See Note 7, “Taxes on Earnings” for a full description of the impact of the Tax Act to our operations.
  In March 2016, the FASB amended the existing accounting standards for employee share-based payment arrangements. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as an inflow from financing activities, with a corresponding outflow from operating activities, but will be classified along with other income tax cash flows as an operating activity. The standard also allows the Company to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the statement of cash flows. The Company adopted the guidance in the first quarter of fiscal 2018 and prospectively recorded all excess tax benefits and tax deficiencies arising from stock awards vesting or settled as income tax expense or benefit, rather than in equity. For the three and six months ended April 30, 2018, the impact of the adoption was the recognition of $28 million and $42 million respectively, of net excess tax benefits as a component of the benefit (provision) for income taxes. The Company elected to continue to estimate forfeitures of awards in determining stock-based compensation expense. The Company elected to apply the presentation requirements for cash flows retrospectively, which resulted in a decrease to Net cash used in operating activities of $377 million and a corresponding increase to Net cash used in financing activities for the six months ended April 30, 2017. There were no other material impacts to the Company's Condensed Consolidated Financial Statements as a result of adopting this standard.
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
Subsequent event
On June 1, 2018, the Company completed the acquisition of Plexxi, a leading provider of software-defined data fabric networking technology. Plexxi's results of operations will be included within the Hybrid IT segment.
Note 2: Discontinued Operations
On April 1, 2017 and September 1, 2017, the Company completed the Everett and Seattle Transactions, respectively. As a result, the financial results of Everett and Seattle are presented as Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the financial results for HPE's discontinued operations.

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	In millions
Net revenue	$—	$3,124	$—	$7,629
Cost of revenue(1)	—	2,201	—	5,620
Expenses(2)	—	1,165	51	2,241
Interest and other, net(3)	72	3	68	3
Loss from discontinued operations before taxes	(72)	(245)	(119)	(235)
Benefit for taxes	—	111	1	117
Net loss from discontinued operations	$(72)	$(134)	$(118)	$(118)

(1)	Cost of revenue includes cost of products and services.

(2)
Expenses for the six months ended April 30, 2018 primarily consist of separation costs. Expenses for the three and six months ended April 30, 2017 primarily consist of selling, general and administrative (“SG&A”) expenses, research and development (“R&D”) expenses, restructuring charges, separation costs, amortization of intangible assets, acquisition and other related charges, and defined benefit plan settlement charges and remeasurement (benefit).

(3)	Interest and other, net for the three and six months ended April 30, 2018 primarily consists of tax indemnification adjustments in connection with the Everett and Seattle Transactions.
For the three and six months ended April 30, 2017, significant non-cash items and capital expenditures of discontinued operations consisted of depreciation and amortization of $171 million and $470 million, respectively, and purchases of property, plant and equipment of $62 million and $147 million, respectively.
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
Hybrid IT provides a broad portfolio of services-led and software-enabled infrastructure and solutions including secure, software-defined servers, storage, data center networking and HPE Pointnext services, thereby combining HPE's hardware, software and services capabilities to make Hybrid IT simple for its customers. Described below are the business units and capabilities within Hybrid IT.

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

◦
Storage offers Converged Storage solutions and traditional storage. Converged Storage solutions include All-Flash Arrays and hybrid storage solutions like HPE Nimble Storage, 3PAR StoreServe, StoreOnce, Big Data, StoreVirtual, and Software Defined and Cloud Group storage products. Traditional storage includes tape, storage networking and legacy external disk products such as MSA and XP.

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

•
HPE Pointnext creates preferred IT experiences that power a digital business. The HPE Pointnext team and the Company's extensive partner network provide value across the IT life cycle delivering advice, transformation projects, professional services, support services, and operational services. HPE Pointnext is also a provider of on-premises flexible consumption models that enable IT agility, simplify operations and align costs to business value. HPE Pointnext offerings includes Operational Services, Advisory and Professional Services, and Communications and Media Solutions ("CMS").

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
Segment Policy
There have been no significant changes to the Company's segment accounting policies disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017, except as described in the 'Segment Realignment' section below.
Hewlett Packard Enterprise periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement by the Hewlett Packard Enterprise legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by Hewlett Packard Enterprise and its business segments. Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $439 million during the first six months of fiscal 2017. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 15 years. The impact of these intercompany arrangements is eliminated from both Hewlett Packard Enterprise's consolidated and segment net revenues.
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
Segment Realignment
Effective at the beginning of the first quarter of fiscal 2018, the Company implemented organizational changes to align its segment financial reporting more closely with its current business structure. These organizational changes primarily include: (i) the transfer of the former Servers and Storage business units, the HPE Pointnext and CMS businesses within the former Technology Services business unit, and the data center networking business within the former Networking business unit, all of which were previously reported within the former Enterprise Group ("EG") segment, to the newly formed Hybrid IT segment; (ii) the transfer of the remaining networking products businesses, which include wireless local area network, campus and branch switching and edge compute within the former Networking business unit, and Aruba services within the former Technology Services business unit, all of which were previously reported within the former EG segment, to the newly formed Intelligent Edge segment; and (iii) the transfer of cloud-related activities previously reported within Corporate Investments to the Hybrid IT segment.

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
Segment Operating Results from Continuing Operations

	Hybrid IT	Intelligent Edge	Financial Services	Corporate Investments	Total
	In millions
Three months ended April 30, 2018
Net revenue	$5,851	$703	$914	$—	$7,468
Intersegment net revenue and other	172	7	2	—	181
Total segment net revenue	$6,023	$710	$916	$—	$7,649
Segment earnings (loss) from operations	$621	$46	$72	$(22)	$717
Three months ended April 30, 2017
Net revenue	$5,348	$595	$865	$—	$6,808
Intersegment net revenue and other(1)	289	11	7	—	307
Total segment net revenue	$5,637	$606	$872	$—	$7,115
Segment earnings (loss) from operations	$457	$46	$77	$(28)	$552
Six months ended April 30, 2018
Net revenue	$12,027	$1,316	$1,800	$(1)	$15,142
Intersegment net revenue and other	327	14	4	—	345
Total segment net revenue	$12,354	$1,330	$1,804	$(1)	$15,487
Segment earnings (loss) from operations	$1,229	$64	$144	$(43)	$1,394
Six months ended April 30, 2017
Net revenue	$10,884	$1,157	$1,669	$—	$13,710
Intersegment net revenue and other(1)	508	19	26	—	553
Total segment net revenue	$11,392	$1,176	$1,695	$—	$14,263
Segment earnings (loss) from operations	$1,190	$62	$153	$(61)	$1,344

(1)
For the three and six months ended April 30, 2017, the amounts include the elimination of pre-separation intercompany sales to the former Enterprise Services and Software segments, which are included within Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The reconciliation of segment operating results to Hewlett Packard Enterprise condensed consolidated results was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	In millions
Net Revenue:
Total segments	$7,649	$7,115	$15,487	$14,263
Elimination of intersegment net revenue and other	(181)	(307)	(345)	(553)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$7,468	$6,808	$15,142	$13,710
Earnings before taxes:
Total segment earnings from operations	$717	$552	$1,394	$1,344
Unallocated corporate costs and eliminations	(54)	(124)	(108)	(220)
Unallocated stock-based compensation expense	(20)	(24)	(50)	(67)
Amortization of intangible assets	(72)	(72)	(150)	(138)
Restructuring charges	(9)	(69)	(12)	(152)
Transformation costs	(123)	—	(368)	—
Acquisition and other related charges	(16)	(50)	(46)	(94)
Separation costs	(26)	(30)	(2)	(41)
Defined benefit plan settlement (charges) and remeasurement benefit	—	12	—	16
Interest and other, net	(78)	(86)	(99)	(164)
Tax indemnification adjustments	(425)	7	(1,344)	(11)
(Loss) earnings from equity interests	(10)	(3)	12	(25)
Total Hewlett Packard Enterprise condensed consolidated (loss) earnings from continuing operations before taxes	$(116)	$113	$(773)	$448
Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to Hewlett Packard Enterprise condensed consolidated assets were as follows:

	As of
	April 30, 2018	October 31, 2017
	In millions
Hybrid IT	$26,488	$25,923
Intelligent Edge	3,042	3,002
Financial Services	13,560	13,470
Corporate Investments	160	161
Corporate and unallocated assets	16,626	18,850
Total Hewlett Packard Enterprise condensed consolidated assets	$59,876	$61,406
For the six months ended April 30, 2018, the decrease in Corporate and unallocated assets was due primarily to a decrease in cash and cash equivalents.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Net revenue by segment and business unit was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	In millions
Hybrid IT
Hybrid IT Product
Compute	$3,213	$3,033	$6,705	$6,176
Storage	912	734	1,860	1,498
DC Networking	46	45	108	94
Total Hybrid IT Product	4,171	3,812	8,673	7,768
HPE Pointnext	1,852	1,825	3,681	3,624
Total Hybrid IT	6,023	5,637	12,354	11,392
Intelligent Edge
HPE Aruba Product	635	538	1,184	1,041
HPE Aruba Services	75	68	146	135
Total Intelligent Edge	710	606	1,330	1,176
Financial Services	916	872	1,804	1,695
Corporate Investments	—	—	(1)	—
Total segment net revenue	7,649	7,115	15,487	14,263
Eliminations of intersegment net revenue and other	(181)	(307)	(345)	(553)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$7,468	$6,808	$15,142	$13,710
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
Restructuring Activity
In connection with the 2015 and 2012 Plans, restructuring charges of $9 million and $69 million have been recorded by the Company for the three months ended April 30, 2018 and 2017, respectively, and $12 million and $152 million for the six months ended April 30, 2018 and 2017, respectively, based on restructuring activities impacting the Company's employees and infrastructure. For details on restructuring charges related to HPE Next, see Note 5, "HPE Next".

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restructuring activities related to the Company's employees and infrastructure for the 2015 and 2012 Plans are presented in the table below:

	2015 Plan		2012 Plan
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Total
	In millions
Liability as of October 31, 2017	$219	$17	$16	$2	$254
Charges	3	(1)	11	(1)	12
Cash payments	(136)	(6)	(10)	—	(152)
Non-cash items	1	3	1	—	5
Liability as of April 30, 2018	$87	$13	$18	$1	$119
Total costs incurred to date, as of April 30, 2018	$745	$79	$1,266	$145	$2,235
Total costs expected to be incurred, as of April 30, 2018	$745	$79	$1,266	$145	$2,235
The current restructuring liability related to the plans in the table above, reported in Accrued restructuring in the Condensed Consolidated Balance Sheets at April 30, 2018 and October 31, 2017, was $64 million and $158 million, respectively. The non-current restructuring liability related to the plans in the table above, reported in Other liabilities in the Condensed Consolidated Balance Sheets at April 30, 2018 and October 31, 2017, was $55 million and $96 million, respectively.
Note 5: HPE Next
Transformation Costs
The HPE Next initiative is expected to be implemented through fiscal 2020, during which time the Company expects to incur expenses for workforce reductions, to upgrade and simplify its IT infrastructure, and for other non-labor actions. These costs will be partially offset by proceeds received from real estate sales.
During the three and six months ended April 30, 2018, the Company incurred $123 million and $368 million in net charges associated with the HPE Next initiative, which were recorded within Transformation costs in the Condensed Consolidated Statement of Earnings and include the following:

	Three months ended April 30, 2018	Six months ended April 30, 2018
	In millions
Program management(1)	$30	$54
IT costs	36	69
Restructuring charges	85	256
Gain on real estate sales	(36)	(37)
Other	8	26
Total	$123	$368

(1)	Primarily consists of consulting fees and other direct costs attributable to the design and execution of the HPE Next initiative.
Restructuring Plan
On October 16, 2017, the Company's Board of Directors approved a restructuring plan in connection with the HPE Next initiative (the "HPE Next Plan"), which will be implemented through fiscal 2020. The changes to the workforce will vary by country, based on business needs, local legal requirements and consultations with employee work councils and other employee representatives, as appropriate, and are expected to be completed during fiscal 2019. As of April 30, 2018, the Company estimates that it will incur aggregate pre-tax restructuring charges of approximately $0.9 billion through fiscal 2020 in connection with the HPE Next Plan, of which approximately $0.7 billion relates to workforce reductions and approximately $0.2 billion relates to infrastructure, primarily real estate site exits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2017	$296	$—
Charges	229	27
Cash payments	(255)	(7)
Non-cash items	(3)	(6)
Liability as of April 30, 2018	$267	$14
Total costs incurred to date, as of April 30, 2018	$525	$27
Total costs expected to be incurred, as of April 30, 2018	$750	$180
As of April 30, 2018 and October 31, 2017, the current restructuring liability related to the HPE Next Plan, reported in Accrued restructuring in the Condensed Consolidated Balance Sheets, was $222 million and $287 million, respectively. The non-current restructuring liability related to the HPE Next Plan, reported in Other liabilities in the Condensed Consolidated Balance Sheets as of April 30, 2018 and October 31, 2017 was $59 million and $9 million, respectively.
Note 6: Retirement and Post-Retirement Benefit Plans
The Company's net pension benefit cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings for the three and six months ended April 30, 2018 and 2017, was as follows:

	Three months ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
	In millions
Service cost	$27	$30	$53	$70
Interest cost	58	52	113	102
Expected return on plan assets	(145)	(131)	(284)	(264)
Amortization and deferrals:
Actuarial loss	54	64	106	140
Prior service benefit	(4)	(4)	(8)	(8)
Net periodic benefit (credit) cost	(10)	11	(20)	40
Settlement loss	2	3	2	3
Special termination benefits	2	1	4	2
Plan expense allocation(1)	—	(4)	—	(16)
Net benefit (credit) cost from continuing operations	(6)	11	(14)	29
Summary of net benefit (credit) cost:
Continuing operations	(6)	11	(14)	29
Discontinued operations	—	34	—	80
Net benefit (credit) cost	$(6)	$45	$(14)	$109

(1)	Plan expense allocation represents the net cost impact of employees of HPE covered under Everett or Seattle plans and employees of Everett or Seattle covered under HPE plans.
Net pension benefit cost for the Company's post-retirement benefit plans was not material for the three and six months ended April 30, 2018 and 2017.
401(k) Plan
Effective January 1, 2018, the Hewlett Packard Enterprise Company 401(k) Plan ("HPE 401(k) Plan") was amended such that quarterly employer matching contributions will be 100% of an employee's contributions, up to a maximum of 4% of

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

eligible compensation. During 2017, the Company's active U.S. employees were eligible to participate in the HPE 401(k) Plan, under which the annual employer matching contribution was 50% of an employee’s contributions, on a maximum of 6% of eligible compensation.
Note 7: Taxes on Earnings
Provision for Taxes
The Company's effective tax rate was 832.8% and 523.0% for the three months ended April 30, 2018 and 2017, respectively, and 401.7% and 150.7% for the six months ended April 30, 2018 and 2017, respectively. The effective tax rate for the three and six months ended April 30, 2018 was significantly impacted by the Tax Act and the settlement of certain pre-Separation tax liabilities of HP Inc.
For the three and six months ended April 30, 2018, the Company recorded $1.0 billion and $3.2 billion of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended April 30, 2018 this amount primarily included $1.1 billion of income tax benefits for the effects of the settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities, $28 million of net excess tax benefits related to stock-based compensation, $18 million of net income tax benefits on restructuring charges, separation costs and acquisition and other related charges, partially offset by $125 million of income tax charges for impacts related to U.S. tax reform. For the six months ended April 30, 2018, this amount primarily included $2.0 billion of income tax benefits for the effects of the settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities, $681 million of income tax benefits for impacts related to U.S. tax reform, $239 million of income tax benefits from foreign tax credits and from the release of non-U.S. valuation allowances on deferred tax assets and liabilities established in connection with the Everett Transaction following changes in foreign tax laws, $203 million of income tax benefits related to the liquidation of an insolvent non-U.S. subsidiary, $62 million of net income tax benefits on restructuring charges, separation costs and acquisition and other related charges and $42 million of net excess tax benefits related to stock-based compensation.
For the three and six months ended April 30, 2017, the Company recorded $556 million and $525 million of net income tax charges, respectively, related to various items discrete to the period. For the three months ended April 30, 2017, this amount primarily included $473 million of income tax charges from valuation allowances on U.S. state deferred tax assets, $110 million of other taxes related to the Everett transaction and $13 million related to tax indemnification with HP Inc., partially offset by $36 million of income tax benefits on restructuring charges, separation costs and acquisition and other related charges. For the six months ended April 30, 2017, this amount primarily included $473 million of income tax charges from valuation allowances on U.S. state deferred tax assets, $110 million of other taxes related to the Everett transaction and $31 million related to tax indemnification with HP Inc., partially offset by $67 million of net income tax benefits on restructuring charges, separation costs and acquisition and other related charges.
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
For the three and six months ended April 30, 2018, the Company recorded a provisional estimate of $0.1 billion and $1.1 billion, respectively, related to the Transition Tax, which was included in Benefit (provision) for taxes in the Condensed Consolidated Statements of Earnings. The final calculations of the Transition Tax may differ from estimates, potentially materially, due to, among other things, changes in interpretations of the Tax Act, analysis of current and additional guidance

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

from the Internal Revenue Service ("IRS"), the Company’s analysis of the Tax Act, or any updates or changes to estimates that the Company utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and assertions. No cash payment is anticipated due to the availability of tax attributes to offset the Transition Tax.
In addition, for the six months ended April 30, 2018, the Company recorded a net $1.8 billion provisional tax benefit related to the remeasurement of U.S. deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate, which was included in Benefit (provision) for taxes in the Condensed Consolidated Statements of Earnings. The adjustments made in the second quarter of fiscal 2018 were not significant. As part of the remeasurement of the net U.S. deferred tax assets, the Company will need to reassess the realizability of certain deferred tax assets, including tax credits and other non-credit deferred tax assets, based on the new method of taxation on non-U.S. earnings applicable beginning in fiscal 2019. The Company's analysis of the future realization of the deferred tax assets is incomplete.
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
Uncertain Tax Positions
As of April 30, 2018 and October 31, 2017, the amount of unrecognized tax benefits was $8.8 billion and $11.3 billion, respectively, of which up to $1.0 billion and $3.0 billion would affect the Company's effective tax rate if realized as of their respective periods. The Company is joint and severally liable for certain pre-Separation tax liabilities of HP Inc. HP Inc. is subject to numerous ongoing audits by federal, state and foreign tax authorities. During the six months ended April 30, 2018, HP Inc. settled with the IRS on certain matters and closed pre-Separation Hewlett-Packard Company audits for fiscal years 2009 through 2012, for which the Company had been joint and severally liable, resulting in a reduction in the Company's unrecognized tax benefits of $2.5 billion.
The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Benefit (provision) for taxes in the Condensed Consolidated Statements of Earnings. As of April 30, 2018 and October 31, 2017, the Company recorded $165 million and $304 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. The Company does not expect complete resolution of any audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing, joint and several tax liabilities related to the Separation from former Parent and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $85 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2018	October 31, 2017
	In millions
Deferred tax assets - long-term	$5,896	$4,663
Deferred tax liabilities - long-term	(234)	(104)
Deferred tax assets net of deferred tax liabilities	$5,662	$4,559
The Company periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from the U.S. GAAP treatment, deferred taxes are recognized. For further details, see Note 3, "Segment Information".

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement with HP Inc. In connection with the Everett and Seattle Transactions, the Company entered into a Tax Matters Agreement with DXC and a Tax Matters Agreement with Micro Focus, respectively. For more details, see the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
Note 8: Balance Sheet Details
Balance sheet details were as follows:
Inventory

	As of
	April 30, 2018	October 31, 2017
	In millions
Finished goods	$1,321	$1,236
Purchased parts and fabricated assemblies	1,527	1,079
Total	$2,848	$2,315
For the six months ended April 30, 2018, the increase in inventory was due primarily to customer demand and higher component costs.
Property, Plant and Equipment

	As of
	April 30, 2018	October 31, 2017
	In millions
Land	$309	$312
Buildings and leasehold improvements	2,328	2,371
Machinery and equipment, including equipment held for lease	9,443	9,194
	12,080	11,877
Accumulated depreciation	(5,872)	(5,608)
Total	$6,208	$6,269
Notes Payable and Short-Term Borrowings

	As of
	April 30, 2018	October 31, 2017
	In millions
Current portion of long-term debt	$2,997	$3,005
FS commercial paper	432	401
Notes payable to banks, lines of credit and other(1)	426	444
Total	$3,855	$3,850

(1)
Notes payable to banks, lines of credit and other includes $367 million and $390 million at April 30, 2018 and October 31, 2017, respectively, of borrowing and funding-related activity associated with FS and its subsidiaries.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Warranties
The Company's aggregate product warranty liabilities as of April 30, 2018, and changes during the six months ended April 30, 2018 were as follows:

Six Months Ended April 30, 2018
In millions
Balance at beginning of period	$475
Accruals for warranties issued	135
Adjustments related to pre-existing warranties	(3)
Settlements made	(154)
Balance at end of period	$453
Note 9: Financing Receivables and Operating Leases
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	April 30, 2018	October 31, 2017
	In millions
Minimum lease payments receivable	$8,571	$8,226
Unguaranteed residual value	289	272
Unearned income	(697)	(654)
Financing receivables, gross	8,163	7,844
Allowance for doubtful accounts	(97)	(86)
Financing receivables, net	8,066	7,758
Less: current portion(1)	(3,503)	(3,378)
Amounts due after one year, net(1)	$4,563	$4,380

(1)
The Company includes the current portion in Financing receivables, and amounts due after one year, net in Long-term financing receivables and other assets, in the accompanying Condensed Consolidated Balance Sheets.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Sale of Financing Receivables
During the three and six months ended April 30, 2018 and 2017, the Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the six months ended April 30, 2018 and 2017, the Company sold $71 million and $95 million, respectively, of financing receivables. The gains recognized on the sales of financing receivables were not material for the periods presented.
Credit Quality Indicators
The credit risk profile of gross financing receivables, based upon internal risk ratings, was as follows:

	As of
	April 30, 2018	October 31, 2017
	In millions
Risk Rating:
Low	$4,296	$4,156
Moderate	3,678	3,556
High	189	132
Total	$8,163	$7,844
Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB– or higher, while accounts rated moderate risk generally have the equivalent of BB+ or lower. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of impairment.
Allowance for Doubtful Accounts
The allowance for doubtful accounts for financing receivables as of April 30, 2018 and October 31, 2017 and the respective changes during the six and twelve months then ended were as follows:

	As of
	April 30, 2018	October 31, 2017
	In millions
Balance at beginning of period	$86	$89
Provision for doubtful accounts	16	23
Write-offs, net of recoveries	(5)	(26)
Balance at end of period	$97	$86
The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	April 30, 2018	October 31, 2017
	In millions
Gross financing receivables collectively evaluated for loss	$7,776	$7,523
Gross financing receivables individually evaluated for loss	387	321
Total	$8,163	$7,844
Allowance for financing receivables collectively evaluated for loss	$71	$67
Allowance for financing receivables individually evaluated for loss	26	19
Total	$97	$86

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	April 30, 2018	October 31, 2017
	In millions
Billed:(1)
Current 1-30 days	$317	$257
Past due 31-60 days	32	52
Past due 61-90 days	28	15
Past due > 90 days	68	58
Unbilled sales-type and direct-financing lease receivables	7,718	7,462
Total gross financing receivables	$8,163	$7,844
Gross financing receivables on non-accrual status(2)	$230	$188
Gross financing receivables 90 days past due and still accruing interest(2)	$157	$133

(1)	Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2018	October 31, 2017
	In millions
Equipment leased to customers	$7,507	$7,356
Accumulated depreciation	(3,169)	(2,943)
Total	$4,338	$4,413
Note 10: Goodwill
Goodwill allocated to the Company's reportable segments as of April 30, 2018 and change in the respective carrying amounts during the six months then ended were as follows:

	Hybrid IT	Intelligent Edge	Financial Services	Total
	In millions
Balance at October 31, 2017	$15,454	$1,918	$144	$17,516
Goodwill acquired during the period	12	3	—	15
Goodwill adjustments	6	—	—	6
Balance at April 30, 2018	$15,472	$1,921	$144	$17,537
On November 1, 2017, the Company’s former EG segment was realigned into two new reportable segments, Hybrid IT and Intelligent Edge. The Company's reporting units are consistent with the reportable segments identified in Note 3, "Segment Information". As a result of this realignment, the Company performed an interim goodwill impairment analysis for Hybrid IT and Intelligent Edge as of November 1, 2017, which did not result in any impairment charges. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2018				As of October 31, 2017
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$1,656	$—	$1,656	$—	$1,159	$—	$1,159
Money market funds	3,391	—	—	3,391	5,592	—	—	5,592
Foreign bonds	9	135	—	144	9	214	—	223
Other debt securities	—	—	26	26	—	—	26	26
Derivative Instruments:
Foreign exchange contracts	—	238	—	238	—	259	—	259
Other derivatives	—	1	—	1	—	1	—	1
Total assets	$3,400	$2,030	$26	$5,456	$5,601	$1,633	$26	$7,260
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$352	$—	$352	$—	$142	$—	$142
Foreign exchange contracts	—	326	—	326	—	335	—	335
Total liabilities	$—	$678	$—	$678	$—	$477	$—	$477
During the six months ended April 30, 2018, there were no transfers between levels within the fair value hierarchy.
Other Fair Value Disclosures
Short- and Long-Term Debt: At April 30, 2018 and October 31, 2017, the estimated fair value of the Company's short-term and long-term debt was $14.0 billion and $14.6 billion, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of April 30, 2018				As of October 31, 2017
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,653	$—	$—	$1,653	$1,159	$—	$—	$1,159
Money market funds	3,391	—	—	3,391	5,592	—	—	5,592
Total cash equivalents	5,044	—	—	5,044	6,751	—	—	6,751
Available-for-Sale Investments:
Time deposits	3	—	—	3	—	—	—	—
Foreign bonds	121	23	—	144	183	40	—	223
Other debt securities	28	—	(2)	26	37	—	(11)	26
Total available-for-sale investments	152	23	(2)	173	220	40	(11)	249
Total cash equivalents and available-for-sale investments	$5,196	$23	$(2)	$5,217	$6,971	$40	$(11)	$7,000
As of April 30, 2018 and October 31, 2017, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of April 30, 2018 and October 31, 2017. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	April 30, 2018
	Amortized Cost	Fair Value
	In millions
Due in one year	$3	$3
Due in more than five years	149	170
Total	$152	$173
Equity securities in privately held companies that are accounted for as cost method investments are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These investments amounted to $146 million and $149 million at April 30, 2018 and October 31, 2017, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. These investments amounted to $2.5 billion at April 30, 2018 and October 31, 2017.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of April 30, 2018					As of October 31, 2017
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$9,500	$—	$—	$17	$335	$9,500	$—	$—	$16	$126
Cash flow hedges:
Foreign currency contracts	8,381	90	24	105	106	7,202	105	45	101	70
Net investment hedges:
Foreign currency contracts	1,772	22	12	33	20	1,944	35	10	36	41
Total derivatives designated as hedging instruments	19,653	112	36	155	461	18,646	140	55	153	237
Derivatives not designated as hedging instruments
Foreign currency contracts	7,874	88	2	50	12	9,552	61	3	79	8
Other derivatives	89	1	—	—	—	96	1	—	—	—
Total derivatives not designated as hedging instruments	7,963	89	2	50	12	9,648	62	3	79	8
Total derivatives	$27,616	$201	$38	$205	$473	$28,294	$202	$58	$232	$245
Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of April 30, 2018 and October 31, 2017, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of April 30, 2018
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$239	$—	$239	$208	$11	(1)	$20
Derivative liabilities	$678	$—	$678	$208	$490	(2)	$(20)

	As of October 31, 2017
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$260	$—	$260	$209	$34	(1)	$17
Derivative liabilities	$477	$—	$477	$209	$242	(3)	$26

(1)
Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

(2)
Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. Of the $490 million of collateral posted, $480 million was in cash and, $10 million was through re-use of counterparty collateral.

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

Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three and six months ended April 30, 2018 and 2017 were as follows:

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2018	Six months ended April 30, 2018	Hedged Item	Location	Three months ended April 30, 2018	Six months ended April 30, 2018
		In millions				In millions
Interest rate contracts	Interest and other, net	$(72)	$(210)	Fixed-rate debt	Interest and other, net	$72	$210

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2017	Six months ended April 30, 2017	Hedged Item	Location	Three months ended April 30, 2017	Six months ended April 30, 2017
		In millions				In millions
Interest rate contracts	Interest and other, net	$37	$(225)	Fixed-rate debt	Interest and other, net	$(37)	$225

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2018 were as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2018	Six months ended April 30, 2018	Location	Three months ended April 30, 2018	Six months ended April 30, 2018
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$117	$(62)	Net revenue	$(65)	$(111)
Foreign currency contracts	(35)	(37)	Interest and other, net	(26)	(10)
Total cash flow hedges	$82	$(99)	Net earnings from continuing operations	$(91)	$(121)
Net investment hedges:
Foreign currency contracts	$57	$(25)	Interest and other, net	$—	$—
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2017 was as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2017	Six months ended April 30, 2017	Location	Three months ended April 30, 2017	Six months ended April 30, 2017
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(55)	$(3)	Net revenue	$—	$54
Foreign currency contracts	(1)	(1)	Cost of products	—	—
Foreign currency contracts	66	142	Interest and other, net	66	149
Subtotal	10	138	Net loss from continuing operations	66	203
Foreign currency contracts	(6)	2	Net loss from discontinued operations	17	43
Total cash flow hedges	$4	$140	Net loss	$83	$246
Net investment hedges:
Foreign currency contracts	$(8)	$(10)	Interest and other, net	$—	$—
As of April 30, 2018 and 2017, no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow, and net investment hedges was not material for the three and six months ended April 30, 2018 and 2017.
As of April 30, 2018, the Company expects to reclassify an estimated net Accumulated other comprehensive gain of approximately $7 million, net of taxes, to earnings in the next twelve months, along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Earnings for the three and six months ended April 30, 2018 and 2017 was as follows:

		Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended April 30, 2018	Three months ended April 30, 2017	Six months ended April 30, 2018	Six months ended April 30, 2017
		In millions
Foreign currency contracts	Interest and other, net	$261	$(199)	$(129)	$(246)
Other derivatives	Interest and other, net	(1)	1	—	4
Total		$260	$(198)	$(129)	$(242)
Note 13: Stockholders' Equity
Taxes related to Other Comprehensive Income (Loss)

	Three months ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
	In millions
Taxes on change in net unrealized losses on available-for-sale securities:
Tax provision on net unrealized (losses) gains arising during the period	$—	$—	$—	$(1)
	—	—	—	(1)
Taxes on change in net unrealized gains (losses) on cash flow hedges:
Tax (provision) benefit on net unrealized gains (losses) arising during the period	(11)	4	14	(27)
Tax (benefit) provision on net losses (gains) reclassified into earnings	(12)	13	(16)	45
	(23)	17	(2)	18
Taxes on change in unrealized components of defined benefit plans:
Tax provision on gains arising during the period	—	(1)	(1)	(25)
Tax benefit on amortization of actuarial loss and prior service benefit	(3)	(5)	(6)	(11)
Tax provision on curtailments, settlements and other	—	(7)	(7)	(14)
	(3)	(13)	(14)	(50)
Tax benefit on change in cumulative translation adjustment	4	—	1	1
Tax (provision) benefit on other comprehensive (loss) income	$(22)	$4	$(15)	$(32)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
	In millions
Other comprehensive income, net of taxes:
Change in net unrealized losses on available-for-sale securities:
Net unrealized (losses) gains arising during the period	$—	$(4)	$1	$(18)
Gains reclassified into earnings	(17)	—	(9)	—
	(17)	(4)	(8)	(18)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	71	8	(85)	113
Net losses (gains) reclassified into earnings(1)	79	(70)	105	(201)
	150	(62)	20	(88)
Change in unrealized components of defined benefit plans:
Gains arising during the period	—	10	1	465
Amortization of actuarial loss and prior service benefit(2)	46	72	90	163
Curtailments, settlements and other	2	(4)	(5)	(11)
	48	78	86	617
Change in cumulative translation adjustment	(22)	(11)	1	(35)
Other comprehensive income, net of taxes	$159	$1	$99	$476

(1)	For more details on the reclassification of pre-tax net losses (gains) on cash flow hedges into the Condensed Consolidated Statements of Earnings, see Note 12, "Financial Instruments".

(2)	These components are included in the computation of net pension and post-retirement benefit cost in Note 6, "Retirement and Post-Retirement Benefit Plans".
The components of Accumulated other comprehensive loss, net of taxes as of April 30, 2018, and changes during the six months ended April 30, 2018 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$29	$(48)	$(2,690)	$(186)	$(2,895)
Activity related to separation and merger transactions	—	—	—	(186)	(186)
Other comprehensive income (loss) before reclassifications	1	(85)	1	1	(82)
Reclassifications of (gains) losses into earnings	(9)	105	85	—	181
Balance at end of period	$21	$(28)	$(2,604)	$(371)	$(2,982)
Share Repurchase Program
For the six months ended April 30, 2018, the Company retired a total of 102 million shares under its share repurchase program through open market repurchases, which included 1.7 million shares that were unsettled open market repurchases as of October 31, 2017. Additionally, as of April 30, 2018, the Company had unsettled open market repurchases of 1.4 million shares. Shares repurchased during the six months ended April 30, 2018 were recorded as a $1.7 billion reduction to stockholders' equity. On February 21, 2018, the Company's Board of Directors authorized an additional $2.5 billion under the share repurchase program. As of April 30, 2018, the Company had a remaining authorization of $6.6 billion for future share repurchases.

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
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
	In millions, except per share amounts
Numerator:
Net earnings (loss) from continuing operations	$850	$(478)	$2,332	$(227)
Net loss from discontinued operations	(72)	(134)	(118)	(118)
Net earnings (loss)	$778	$(612)	$2,214	$(345)
Denominator:
Weighted-average shares used to compute basic net EPS	1,552	1,658	1,571	1,664
Dilutive effect of employee stock plans	30	—	30	—
Weighted-average shares used to compute diluted net EPS	1,582	1,658	1,601	1,664
Basic net earnings (loss) per share:
Continuing operations	$0.55	$(0.29)	$1.48	$(0.14)
Discontinued operations	(0.05)	(0.08)	(0.07)	(0.07)
Basic net earnings (loss) per share	$0.50	$(0.37)	$1.41	$(0.21)
Diluted net earnings (loss) per share:
Continuing operations	$0.54	$(0.29)	$1.46	$(0.14)
Discontinued operations(1)	(0.05)	(0.08)	(0.08)	(0.07)
Diluted net earnings (loss) per share	$0.49	$(0.37)	$1.38	$(0.21)
Anti-dilutive weighted-average stock awards(2)	1	85	3	90

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

Note 15: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of April 30, 2018, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

the California Business and Professions Code by terminating older workers and replacing them with younger workers.  Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals aged 40 and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On September 20, 2017, the court granted the defendants' motion to compel arbitration and stayed the case pending resolution of the arbitration proceedings. On November 30, 2017, three named plaintiffs and twelve opt-in plaintiffs filed a single arbitration demand.  On December 22, 2017, defendants filed a motion to (1) stay the case pending arbitrations and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand. On February 6, 2018, the court granted the motion to stay and denied the motion to enjoin.
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
Wall v. Hewlett Packard Enterprise Company and HP Inc. This certified California class action and Private Attorney General Act action was filed against Hewlett-Packard Company on January 17, 2012 and the fifth amended (and operative) complaint was filed against HP Inc. and Hewlett Packard Enterprise on June 28, 2016. The complaint alleges that the defendants paid earned incentive compensation late and failed to timely pay final wages in violation of the California Labor Code. On August 9, 2016, the court ordered the class certified without prejudice to a future motion to amend or modify the class certification order or to decertify. The scheduled January 22, 2018 trial date was vacated following the parties’ notification to the court that they had reached a preliminary agreement to resolve the dispute. The parties subsequently finalized and executed a settlement agreement and, on May 9, 2018, plaintiff filed a motion seeking preliminary approval of the settlement.
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
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition.  Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix’s alleged unauthorized provision of Solaris patches to customers on Oracle hardware. Summary judgment motions are set to be heard by the court on June 14, 2018.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Trial is presently set for October 29, 2018. Pursuant to the Separation and Distribution agreement between Hewlett-Packard Enterprise and DXC, this is a shared litigation as it relates to both parties’ businesses.
Network-1 Technologies, Inc. v. Alcatel-Lucent USA Inc., et al. This patent infringement action was filed in September 2011 in the United States District Court for the Eastern District of Texas and alleges that various Hewlett Packard Enterprise switches and access points infringe Network-1’s patent relating to the 802.3af and 802.3at “Power over Ethernet” standards. The Network-1 patent at issue expires in 2020. A jury trial was conducted beginning on November 6, 2017. On November 13, 2017, the jury returned a verdict in favor of HPE, finding that HPE did not infringe Network-1’s patent and that the patent was invalid. On May 14, 2018, the court heard a series of post-trial motions filed by Network-1 seeking to overturn the jury’s verdict. Assuming the court denies Network-1 motions the Company expects Network-1 to appeal following the entry of judgment.
DXC Technology Indemnification Demand. On March 27, 2018, DXC Technology (“DXC”) served an arbitration demand on HPE under the Separation and Distribution Agreement by and between HPE and DXC (f/k/a Everett SpinCo, Inc.) dated May 24, 2016, relating to the separation of HPE’s Enterprise Services business (the “ES Business”). The arbitration demand asserts that HPE is required to indemnify DXC for any transferred long-term capitalized lease obligations of the ES Business that exceed the threshold amount of $250 million. DXC contends that this $250 million threshold was exceeded by approximately $1.0 billion because the valuation of the assets underlying certain leases did not justify their classification as operating leases based on the terms of such leases, thereby rendering them long-term capitalized lease obligations. The arbitration demand follows DXC's November 8, 2017 request for indemnification on this same issue. HPE believes the relevant leases were properly classified as operating leases, DXC’s arbitration claim has no merit, and there is no basis for indemnification. HPE intends to vigorously defend its interests in this matter.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of April 30, 2018 and October 31, 2017, the Company’s receivable and payable balances related to indemnified litigation matters and other contingencies, and income tax-related indemnification covered by these agreements were as follows:

	As of
	April 30, 2018	October 31, 2017
	In millions
Litigation matters and other contingencies
Receivable	$128	$150
Payable	$89	$91

Income tax related indemnification(1)
Net indemnification receivable - long-term	$278	$1,430
Net indemnification payable - short-term	$172	$36

(1)	The actual amount that the Company may receive or pay could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•
Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares the three and six months ended April 30, 2018 to the prior-year periods.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations.  An analysis of our financial results comparing the three and six months ended April 30, 2018 to the prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.

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
The following Overview, Results of Operations and Liquidity discussions and analysis compare the three and six months ended April 30, 2018 to the prior-year periods, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of April 30, 2018, unless otherwise noted.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

We organize our business into four segments for financial reporting purposes: Hybrid IT, Intelligent Edge, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for the three months ended April 30, 2018, as compared to the prior-year period:

	HPE Consolidated	Hybrid IT		Intelligent Edge	Financial Services	Corporate Investments(4)
	Dollars in millions, except for per share amounts
Net revenue(1)	$7,468	$6,023		$710	$916	$—
Year-over-year change %	9.7%	6.8%		17.2%	5.0%	NM
Earnings (loss) from continuing operations(2)	$397	$621		$46	$72	$(22)
Earnings (loss) from continuing operations as a % of net revenue	5.3%	10.3%		6.5%	7.9%	NM
Year-over-year change percentage points	2.4pts	2.2	pts	(1.1)pts	(0.9)pts	NM
Net earnings from continuing operations(3)	$850
Net earnings per share
Basic net EPS from continuing operations	$0.55
Diluted net EPS from continuing operations	$0.54

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, transformation costs, amortization of intangible assets, acquisition and other related charges, restructuring charges, separation costs and defined benefit plan settlement charges and remeasurement (benefit).

(3)
Includes a net benefit from taxes and tax indemnifications of $0.6 billion, primarily relating to tax amounts incurred in connection with the settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities indemnified through the Tax Matters Agreement with HP Inc., the recently enacted U.S. tax reform and excess tax benefits associated with stock-based compensation.

(4)	"NM" represents not meaningful.
Three months ended April 30, 2018 compared with three months ended April 30, 2017
Net revenue increased by $0.7 billion, or 9.7% (increased 6.4% on a constant currency basis), for the three months ended April 30, 2018, as compared to the prior-year period. The leading contributors to the net revenue increase was higher product revenue in Hybrid IT of $0.4 billion due primarily to favorable currency fluctuations, growth in Storage as a result of incremental revenue from the Nimble Storage, Inc. ("Nimble Storage") acquisition, which we completed in April 2017, and growth in Compute from core Industry Standard Servers ("ISS") due to higher average unit selling prices ("AUPs"). Also contributing to the HPE net revenue increase was growth in Intelligent Edge from campus switching products and in Financial Services due primarily to favorable currency fluctuations and higher asset management revenue. Additionally, effective execution on our HPE Next initiative, which includes streamlining our offerings and business processes, and shifting investments in innovation towards high growth and higher margin solutions and services, is providing a favorable impact to the performance of our business units in the current period.
Gross margin was 30.4% ($2.3 billion) and 29.5% ($2.0 billion) for the three months ended April 30, 2018 and 2017, respectively. The 0.9 percentage point increase in gross margin was due primarily to Hybrid IT product as a result of higher AUPs in Compute combined with the moderation of recent price increases for commodity costs, particularly dynamic random-access memory ("DRAM"). We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. Operating margin increased 2.4 percentage points in the three months ended April 30, 2018, as compared to the prior-year period, due primarily to the increase in gross margin and a decrease in selling, general and administrative expenses as a percentage of net revenue, partially offset by transformation costs related to the HPE Next initiative, which was launched during the third quarter of fiscal 2017.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following provides an overview of our key financial metrics by segment for the six months ended April 30, 2018 as compared to the prior year period.

	HPE Consolidated	Hybrid IT	Intelligent Edge	Financial Services	Corporate Investments(4)
	Dollars in millions, except for per share amounts
Net revenue(1)	$15,142	$12,354	$1,330	$1,804	$(1)
Year-over-year change %	10.4%	8.4%	13.1%	6.4%	NM
Earnings (loss) from continuing operations(2)	$658	$1,229	$64	$144	$(43)
Earnings (loss) from continuing operations as a % of net revenue	4.3%	9.9%	4.8%	8.0%	NM
Year-over-year change percentage points	(0.4)pts	(0.5)pts	(0.5)pts	(1.0)pts	NM
Net earnings from continuing operations(3)	$2,332
Net earnings per share
Basic net EPS from continuing operations	$1.48
Diluted net EPS from continuing operations	$1.46

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, transformation costs, amortization of intangible assets, acquisition and other related charges, restructuring charges, separation costs and defined benefit plan settlement charges and remeasurement (benefit).

(3)
Includes a net benefit from taxes and tax indemnifications of $1.9 billion, primarily relating to tax amounts incurred in connection with the settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities indemnified through the Tax Matters Agreement with HP Inc., the recently enacted U.S. tax reform, the Everett and Seattle Transactions, and excess tax benefits associated with stock-based compensation.

(4)	"NM" represents not meaningful.
Six months ended April 30, 2018 compared with six months ended April 30, 2017
Net revenue increased by $1.4 billion, or 10.4% (increased 7.9% on a constant currency basis), for the six months ended April 30, 2018, as compared to the prior-year period. The leading contributor to the net revenue increase was higher product revenue in Hybrid IT of $0.9 billion due primarily to higher revenue in Compute from core ISS due to higher AUPs, growth in Storage as a result of the Nimble Storage acquisition and favorable currency fluctuations. The net revenue increase was also due to growth in Intelligent Edge from campus switching products and growth in Financial Services due primarily to favorable foreign currency fluctuations and higher asset management revenue.
Gross margin was 29.4% ($4.5 billion) and 30.8% ($4.2 billion) for the six months ended April 30, 2018 and 2017, respectively. The 1.4 percentage point decrease in gross margin was due primarily to a decline in Hybrid IT as a result of a higher mix of lower margin solutions, higher variable compensation expense, increased commodity costs, particularly DRAM, and competitive pricing pressures. Operating margin decreased 0.4 percentage points in the six months ended April 30, 2018, as compared to the prior-year period, due primarily to the gross margin decline and the impact of transformation costs related to the HPE Next initiative, which was launched during the third quarter of fiscal 2017.
As of April 30, 2018, cash and cash equivalents and short- and long-term cash investments were $7.0 billion, representing a decrease of approximately $2.6 billion from the October 31, 2017 balance of $9.6 billion. The decrease in cash and cash equivalents and short- and long-term cash investments during the six months ended April 30, 2018 was due primarily to the following: share repurchases and cash dividend payments of $1.9 billion, investments in property, plant and equipment, net of sales proceeds, of $1.1 billion, partially offset by $0.4 billion of cash provided by operating activities.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the six months ended April 30, 2018, to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30,				Six months ended April 30,
	2018		2017		2018		2017
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$7,468	100.0%	$6,808	100.0%	$15,142	100.0%	$13,710	100.0%
Cost of sales	5,196	69.6%	4,799	70.5%	10,687	70.6%	9,488	69.2%
Gross profit	2,272	30.4%	2,009	29.5%	4,455	29.4%	4,222	30.8%
Research and development	402	5.4%	376	5.5%	790	5.2%	732	5.3%
Selling, general and administrative	1,227	16.4%	1,229	18.1%	2,429	16.0%	2,433	17.7%
Amortization of intangible assets	72	1.0%	72	1.1%	150	1.0%	138	1.0%
Restructuring charges	9	0.1%	69	1.0%	12	0.1%	152	1.1%
Transformation costs	123	1.6%	—	—%	368	2.4%	—	—%
Acquisition and other related charges	16	0.2%	50	0.7%	46	0.3%	94	0.7%
Separation costs	26	0.4%	30	0.4%	2	—%	41	0.3%
Defined benefit plan settlement charges and remeasurement (benefit)	—	—%	(12)	(0.2)%	—	—%	(16)	(0.1)%
Earnings from continuing operations	397	5.3%	195	2.9%	658	4.3%	648	4.7%
Interest and other, net	(78)	(1.0)%	(86)	(1.3)%	(99)	(0.7)%	(164)	(1.2)%
Tax indemnification adjustments	(425)	(5.7)%	7	0.1%	(1,344)	(8.9)%	(11)	(0.1)%
(Loss) earnings from equity interests	(10)	(0.1)%	(3)	—%	12	0.1%	(25)	(0.2)%
(Loss) earnings from continuing operations before taxes	(116)	(1.6)%	113	1.7%	(773)	(5.1)%	448	3.3%
Benefit (provision) for taxes	966	12.9%	(591)	(8.7)%	3,105	20.5%	(675)	(4.9)%
Net earnings (loss) from continuing operations	850	11.4%	(478)	(7.0)%	2,332	15.4%	(227)	(1.7)%
Net loss from discontinued operations	(72)	(1.0)%	(134)	(2.0)%	(118)	(0.8)%	(118)	(0.8)%
Net earnings (loss)	$778	10.4%	$(612)	(9.0)%	$2,214	14.6%	$(345)	(2.5)%
Stock-based compensation expense is included within costs and expenses presented in the table above as follows:

	Three months ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
	Dollars in millions
Cost of sales	$12	$12	$27	$26
Research and development	22	16	46	34
Selling, general and administrative	49	56	113	136
Restructuring charges	—	7	—	19
Transformation costs	—	—	3	—
Acquisition and other related charges	—	2	9	7
Separation costs	7	20	10	29
Stock-based compensation expense from continuing operations	$90	$113	$208	$251
Stock-based compensation expense from discontinued operations	$—	$91	$—	$127

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net Revenue
For the three months ended April 30, 2018, as compared to the prior-year period, total net revenue increased by $660 million, or 9.7% (increased 6.4% on a constant currency basis). U.S. net revenue increased by $130 million, or 5.9%, to $2.4 billion, and net revenue from outside of the U.S. increased by $530 million, or 11.5%, to $5.1 billion. For the six months ended April 30, 2018, as compared to the prior-year period, total net revenue increased by $1.4 billion, or 10.4% (increased 7.9% on a constant currency basis). U.S. net revenue increased by $275 million, or 6.1%, to $4.8 billion, and net revenue from outside of the U.S. increased by $1.2 billion, or 12.6%, to $10.3 billion.
The components of the weighted net revenue change by segment were as follows:

	Three Months Ended April 30, 2018	Six Months Ended April 30, 2018
	Percentage Points
Hybrid IT	5.7	7.0
Intelligent Edge	1.5	1.1
Financial Services	0.6	0.8
Corporate Investments/Other (1)	1.9	1.5
Total HPE	9.7	10.4

(1)	Other primarily relates to the elimination of intersegment net revenue.
Three and six months ended April 30, 2018 compared with three and six months ended April 30, 2017
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:

•
Hybrid IT net revenue increased for the three and six months ended April 30, 2018, as compared to the prior-year periods, due to incremental revenue from the Nimble Storage acquisition, growth in Compute from core ISS due to higher AUPs, favorable currency fluctuations, improved IT market conditions and the impact of the HPE Next initiative which includes focusing on high growth and high margin solutions and services;

•
Intelligent Edge net revenue increased for the three and six months ended April 30, 2018, as compared to the prior-year periods, due primarily to revenue growth in HPE Aruba Product from campus switching products; and

•
FS net revenue increased for the three and six months ended April 30, 2018, as compared to the prior-year periods, due primarily to favorable foreign currency fluctuations and higher asset management revenue.

A more detailed discussion of segment revenue is included under "Segment Information" below.
Gross Margin
For the three months ended April 30, 2018, as compared to the prior-year period, total gross margin increased 0.9 percentage points. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•
Hybrid IT gross margin increased for the three months ended April 30, 2018, as compared to the prior-year period. The increase in gross margin was due to multiple factors including: cost improvements in Compute from ISS core, primarily rack servers, higher AUPs and the moderation of recent price increases for DRAM; a lower mix of revenue from Tier-1 server sales as we streamline the business to focus on high margin solutions; and gross margin improvement in Storage from the Nimble Storage acquisition;

•	Intelligent Edge gross margin decreased for the three months ended April 30, 2018, as compared to the prior-year period, due primarily to a higher mix of revenue from edge compute products; and

•
FS gross margin increased for the three months ended April 30, 2018, as compared to the prior-year period, due primarily to favorable currency fluctuations, along with higher asset management activity related to lease extensions and higher margins on remarketing sales.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

For the six months ended April 30, 2018, as compared to the prior-year period, total gross margin decreased 1.4 percentage points. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•
Hybrid IT gross margin decreased for the six months ended April 30, 2018, as compared to the prior-year period, due primarily to a higher mix of lower margin solutions, higher variable compensation expense, increased commodity costs, particularly DRAM, and competitive pricing pressures;

•
Intelligent Edge gross margin increased for the six months ended April 30, 2018, as compared to the prior-year period, due primarily to the impact of a one-time tax duty in the prior-year period and a higher mix of revenue from legacy HPE campus switching products; and

•	FS gross margin decreased for the six months ended April 30, 2018, as compared to the prior-year periods, due primarily to the impact of a bad debt reserve release in the prior-year period.
A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.
Operating Expenses
Research and Development
Research and development ("R&D") expense increased by $26 million or 6.9% and by $58 million or 7.9%, for the three and six months ended April 30, 2018, respectively, as compared to the prior-year periods, due to higher variable compensation expense and incremental R&D expense from business acquisitions, primarily Nimble Storage, as we increase investment in new product development in the Hybrid IT and Intelligent Edge segments.
Selling, General and Administrative
Selling, general and administrative expense decreased by $2 million, or 0.2% and by $4 million, or 0.2%, for the three and six months ended April 30, 2018, respectively, as compared to the prior-year periods, due to lower administrative expenses partially offset by higher sales and marketing expenses. The decrease in administrative expense was due to streamlining initiatives resulting from the HPE Next program, mostly offset by higher sales and marketing expenses due to unfavorable foreign currency fluctuations, higher variable compensation expense and incremental expense from business acquisitions, primarily Nimble Storage.
Amortization of Intangible Assets
For the three months ended April 30, 2018, as compared to the prior-year period, amortization expense was unchanged. For the six months ended April 30, 2018, as compared to the prior-year period, amortization expense increased by $12 million, or 8.7%, due to the addition of intangible assets from business acquisitions in the first six months of fiscal 2017.
Restructuring Charges
Restructuring charges decreased for the three and six months ended April 30, 2018, as compared to the prior-year periods, due primarily to the substantial completion of the restructuring plan we announced in September 2015 (the “2015 Plan”) in connection with the Separation and the plan initially announced in May 2012 (the "2012 Plan").
Transformation Costs
For the three and six months ended April 30, 2018, HPE Next transformation costs of $123 million and $368 million, respectively, primarily include restructuring charges, consulting fees and IT costs, partially offset by gains from the sale of properties.
Acquisition and Other Related Charges
Acquisition and other related charges decreased for the three and six months ended April 30, 2018, as compared to the prior-year periods, due primarily to reduced costs related to retention bonuses and for integration activities.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Separation Costs
Separation costs for the three and six months ended April 30, 2018 represent amounts related to the Seattle and Everett Transactions. For both periods, these amounts primarily consist of third-party consulting and contractor expenses. The six month period also contains the adjustment of certain variable compensation expenses related to the Seattle and Everett Transactions. Separation costs in the prior-year period represent amounts in connection with the Everett Transaction and the Separation.
Defined Benefit Plan Settlement Charges and Remeasurement (Benefit)
Defined benefit plan settlement charges and remeasurement (benefit) for the three and six months ended April 30, 2017 represents an adjustment to the net periodic pension benefit cost resulting from the remeasurement of certain Hewlett Packard Enterprise pension plans due to plan separations in connection with the Everett Transaction.
Interest and Other, Net
Interest and other, net expense decreased by $8 million and by $65 million for the three and six months ended April 30, 2018, respectively, as compared to the prior-year periods. For the three month period, the decline was due primarily to gains from the sale of investments and the sale of certain tax assets, partially offset by higher currency transaction losses. For the six month period, the decline was due to lower currency transaction losses and the sale of certain tax assets.

Tax Indemnification Adjustments
Tax indemnification expense of $425 million and tax indemnification income of $7 million for the three months ended April 30, 2018 and 2017, respectively, and tax indemnification expense of $1.3 billion and $11 million for the six months ended April 30, 2018 and 2017, respectively, resulted from the settlement of certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc., and for which we are partially indemnified by HP Inc. under the Tax Matters Agreement.
(Loss) Earnings from Equity Interests
(Loss) earnings from equity interests primarily represents our 49% interest in H3C. For the three months ended April 30, 2018, as compared to the prior-year period, the increase in loss from equity interests is the result of lower net income earned by H3C. For the six months ended April 30, 2018, as compared to the prior-year period, the increase in earnings from equity interests is the result of higher net income earned by H3C in the first three months of fiscal 2018.
Provision for Taxes
Our effective tax rate was 832.8% and 523.0% for the three months ended April 30, 2018 and 2017, respectively, and 401.7% and 150.7% for the six months ended April 30, 2018 and 2017, respectively. The effective tax rate for the three and six months ended April 30, 2018 was significantly impacted by the U.S. Tax Cuts and Jobs Act ("Tax Act") and the settlement of certain pre-Separation tax liabilities of HP Inc., for which we are joint and severally liable.
On December 22, 2017, the Tax Act was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a modified territorial tax system. See Note 7, "Taxes on Earnings", for a full description of the impact of the Tax Act to our operations.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Hybrid IT

	Three months ended April 30,
	2018	2017	% Change
	Dollars in millions
Net revenue	$6,023	$5,637	6.8%
Earnings from operations	$621	$457	35.9%
Earnings from operations as a % of net revenue	10.3%	8.1%

	Six months ended April 30,
	2018	2017	% Change
	Dollars in millions
Net revenue	$12,354	$11,392	8.4%
Earnings from operations	$1,229	$1,190	3.3%
Earnings from operations as a % of net revenue	9.9%	10.4%
The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2018	2017	2018
	Dollars in millions
Compute	$3,213	$3,033	3.3
Storage	912	734	3.2
DC Networking	46	45	—
Hybrid IT Product	4,171	3,812	6.5
HPE Pointnext	1,852	1,825	0.3
Total Hybrid IT	$6,023	$5,637	6.8

	Six months ended April 30,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2018	2017	2018
	Dollars in millions
Compute	$6,705	$6,176	4.6
Storage	1,860	1,498	3.2
DC Networking	108	94	0.1
Hybrid IT Product	8,673	7,768	7.9
HPE Pointnext	3,681	3,624	0.5
Total Hybrid IT	$12,354	$11,392	8.4

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Three months ended April 30, 2018 compared with three months ended April 30, 2017
Hybrid IT net revenue increased by $386 million, or 6.8% (increased 3.8% on a constant currency basis), for the three months ended April 30, 2018. The increase in Hybrid IT net revenue was due to favorable currency fluctuations, incremental revenue from the Nimble Storage acquisition, growth in Compute from core ISS due primarily to higher AUPs, improved IT market conditions and the impact of the HPE Next initiative which includes focusing on high growth and high margin solutions and services.
Hybrid IT Product net revenue increased by $359 million, or 9%, with growth of 6%, 24% and 2% in Compute, Storage and DC Networking, respectively.
•The net revenue increase in Compute was due primarily to favorable currency fluctuations and growth in core ISS. Mission-critical servers ("MCS") also experienced a net revenue increase for the period. The increase in Compute net revenue was partially offset by a decline in Tier-1 server sales as we continue to exit less profitable product categories. The growth in ISS revenue was driven by an increase in AUPs, particularly in the rack category as a result of increased commodity costs, the continued growth of the new Generation 10 server category and improved server configurations, partially offset by a decline in overall units, primarily in the rack, tower and blade categories.
•The net revenue increase in Storage was driven by growth in the converged and traditional storage product categories. The growth in converged storage was due primarily to higher revenue from the Nimble Storage acquisition, which contributed approximately $80 million of revenue, partially offset by a decline in 3PAR revenue. Increased investments in new products and go-to-market activities are driving growth in converged storage. Traditional storage revenue increased due primarily to growth in networking products.
•Higher revenue in DC Networking was due primarily to growth in switching products.
HPE Pointnext net revenue increased by $27 million, or 1%, due primarily to the impact of favorable foreign currency fluctuations and revenue growth in Operational Services, partially offset by a revenue decline in Advisory and Professional Services and Communications and Media Services. Revenue in Operational Services increased due to growth in HPE Datacenter Care and HPE Proactive Care support solutions, partially offset by a reduction in support for legacy server and storage solutions.
Hybrid IT earnings from operations as a percentage of net revenue increased by 2.2 percentage points for the three months ended April 30, 2018, as compared to the prior-year period. The increase was due to higher gross margin and lower operating expenses as a percentage of net revenue. The increase in gross margin was due to multiple factors including: cost improvements in Compute from ISS core, primarily rack servers, higher average unit selling prices and the moderation of recent price increases for DRAM; as we streamline the business to focus on high margin solutions, a lower mix of revenue from Tier-1 server sales; and margin improvement in Storage from the Nimble Storage acquisition, partially offset by a higher mix of lower margin solutions in HPE Pointnext. Operating expense as a percentage of net revenue decreased as a result of cost reduction and streamlining initiatives partially offset by higher variable compensation expense.
Six months ended April 30, 2018 compared with six months ended April 30, 2017
Hybrid IT net revenue increased by $962 million, or 8.4% (increased 6.2% on a constant currency basis), for the six months ended April 30, 2018. The increase in Hybrid IT net revenue was due to incremental revenue from the Nimble Storage acquisition, growth in Compute from ISS due primarily to higher AUPs, favorable currency fluctuations, improved IT market conditions and the impact of the HPE Next initiative which includes focusing on high growth and high margin solutions and services.
Hybrid IT Product net revenue increased by $905 million, or 12%, with growth of 9%, 24% and 15% in Compute, Storage and DC Networking, respectively.
•The net revenue increase in Compute was due primarily to growth in ISS revenue and favorable currency impacts partially offset by a decline in MCS revenue. ISS revenue increased due to growth in core ISS, primarily in the rack server category, partially offset by a decline in Tier-1 server sales. The growth in ISS revenue was driven by an increase in AUPs primarily in the rack category as a result of increased commodity costs, partially offset by a decline in units in the tower, rack and blade categories. MCS revenue declined as a result of lower revenue from Itanium and NonStop products, partially offset by growth in MCS x86 products.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•The net revenue increase in Storage was driven by growth in our converged and traditional storage products. Converged storage revenue growth was due primarily to revenue from the Nimble Storage acquisition, which contributed approximately $180 million of revenue, and growth in Big Data and All-Flash Array products. Traditional storage revenue increased as a result of growth in networking and MSA products.
•Higher revenue in DC Networking was due primarily to growth in switching products.
HPE Pointnext net revenue increased by $57 million, or 2%, due primarily to favorable foreign currency fluctuations and revenue growth in Operational Services, partially offset by a revenue decline in Communications and Media Services and Advisory and Professional Services. Revenue in Operational Services increased due to growth in HPE Datacenter Care and HPE Proactive Care support solutions, partially offset by a reduction in support for legacy server and storage solutions.
Hybrid IT earnings from operations as a percentage of net revenue decreased 0.5 percentage points for the six months ended April 30, 2018, as compared to the prior-year period. The decrease was due to a decline in gross margin, which had a larger impact than the decrease in operating expenses as a percentage of net revenue. The gross margin decline was due primarily to a higher mix of lower margin solutions, higher variable compensation expense, increased commodity costs, particularly DRAM, and competitive pricing pressures. The gross margin decrease was partially offset by a lower mix of revenue from lower margin Tier-1 server sales. Operating expense as a percentage of net revenue decreased due to lower expense as a result of cost reduction and streamlining initiatives partially offset by higher variable compensation expense.
Intelligent Edge

	Three months ended April 30,
	2018	2017	% Change
	Dollars in millions
Net revenue	$710	$606	17.2%
Earnings from operations	$46	$46	—%
Earnings from operations as a % of net revenue	6.5%	7.6%

	Six months ended April 30,
	2018	2017	% Change
	Dollars in millions
Net revenue	$1,330	$1,176	13.1%
Earnings from operations	$64	$62	3.2%
Earnings from operations as a % of net revenue	4.8%	5.3%

The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2018	2017	2018
	Dollars in millions
HPE Aruba Product	$635	$538	15.9%
HPE Aruba Services	75	68	1.3%
Total Intelligent Edge	$710	$606	17.2%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Six months ended April 30,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2018	2017	2018
	Dollars in millions
HPE Aruba Product	$1,184	$1,041	12.2%
HPE Aruba Services	146	135	0.9%
Total Intelligent Edge	$1,330	$1,176	13.1%

Three months ended April 30, 2018 compared with three months ended April 30, 2017
Intelligent Edge net revenue increased by $104 million, or 17.2% (increased 14.1% on a constant currency basis), for the three months ended April 30, 2018. The increase in Intelligent Edge net revenue was due primarily to a net increase in HPE Aruba Product revenue of $97 million, or 18%. The increase in HPE Aruba Product revenue was due primarily to revenue growth in campus switching products as a result of increased sales of legacy HPE campus switching products into the Aruba customer base leading to growth across all regions, as well as revenue growth in our edge computing technology products and our wireless local area network ("WLAN") products. HPE Aruba Services net revenue increased by $7 million, or 10%, due primarily to services attach on a growing product installed base.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 1.1 percentage points for the three months ended April 30, 2018 due to a slight decrease in gross margin and an increase in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to a higher mix of revenue from edge compute products partially offset by an increase in campus switching product margins. The increase in operating expenses as a percentage of net revenue was due primarily to higher R&D spend and field selling costs.
Six months ended April 30, 2018 compared with six months ended April 30, 2017
Intelligent Edge net revenue increased by $154 million, or 13.1% (increased 10.5% on a constant currency basis), for the six months ended April 30, 2018. The increase in Intelligent Edge net revenue was due primarily to a net increase in HPE Aruba Product revenue of $143 million, or 14%. The increase in HPE Aruba Product revenue was due primarily to revenue growth in campus switching products as a result of increased sales of legacy HPE campus switching products into the Aruba customer base leading to growth across all regions, partially offset by a decline in revenue from WLAN products due primarily to both a sales reserve release and the benefit of a large deal in the prior-year period. HPE Aruba Services net revenue increased by $11 million, or 8%, due primarily to services attach on a growing product installed base.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 0.5 percentage points for the six months ended April 30, 2018. The decrease was due to an increase in operating expenses as a percentage of net revenue partially offset by an increase in gross margin. The increase in gross margin was due primarily to the impact of a one-time tax duty in the prior-year period and a higher mix of revenue from legacy HPE campus switching products. The increase in operating expenses as a percentage of net revenue was due primarily to higher R&D spend and field selling costs.
Financial Services

	Three months ended April 30,
	2018	2017	% Change
	Dollars in millions
Net revenue	$916	$872	5.0%
Earnings from operations	$72	$77	(6.5)%
Earnings from operations as a % of net revenue	7.9%	8.8%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Six months ended April 30,
	2018	2017	% Change
	Dollars in millions
Net revenue	$1,804	$1,695	6.4%
Earnings from operations	$144	$153	(5.9)%
Earnings from operations as a % of net revenue	8.0%	9.0%

Three months ended April 30, 2018 compared with three months ended April 30, 2017
FS net revenue increased by $44 million, or 5.0% (increased 0.6% on a constant currency basis), for the three months ended April 30, 2018. The increase in net revenue was due primarily to favorable foreign currency fluctuations and higher asset management revenue from end-of-lease monthly rentals and remarketing sales, partially offset by a decrease in rental revenue due to lower average operating lease assets.
FS earnings from operations as a percentage of net revenue decreased 0.9 percentage points for the three months ended April 30, 2018 due to an increase in operating expense as a percentage of net revenue, partially offset by an increase in gross margin. Operating expense as a percentage of net revenue increased due primarily to higher field selling costs and marketing expenses. The increase in gross margin was due primarily to favorable foreign currency fluctuations, along with higher asset management activity related to lease extensions and higher margins on remarketing sales, partially offset by higher bad debt expense.
Six months ended April 30, 2018 compared with six months ended April 30, 2017
FS net revenue increased by $109 million, or 6.4% (increased 2.6% on a constant currency basis), for the six months ended April 30, 2018. The increase in net revenue was due primarily to favorable foreign currency fluctuations and higher asset management revenue from end-of-lease monthly rentals and remarketing sales.
FS earnings from operations as a percentage of net revenue decreased 1.0 percentage points for the six months ended April 30, 2018 due to an increase in operating expense as a percentage of net revenue and a decrease in gross margin. Operating expense as a percentage of net revenue increased due primarily to field selling costs and marketing expenses. The decrease in gross margin was due primarily to the impact of a bad debt reserve release in the prior-year period partially offset by favorable currency fluctuations and higher asset management activity related to lease extensions and higher margins on remarketing sales.
Financing Volume

	Three months ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
	In millions
Total financing volume	$1,542	$1,546	$2,978	$2,889
New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, remained flat for the three months ended April 30, 2018 as compared to the prior-year period. For the six months ended April 30, 2018 as compared to the prior-year period, financing volume increased 3.1% due primarily to higher financing associated with third-party product sales and related service offerings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	April 30, 2018	October 31, 2017
	Dollars in millions
Financing receivables, gross	$8,163	$7,844
Net equipment under operating leases	4,338	4,413
Capitalized profit on intercompany equipment transactions	558	656
Intercompany leases	110	115
Gross portfolio assets	13,169	13,028
Allowance for doubtful accounts(1)	97	86
Operating lease equipment reserve	53	49
Total reserves	150	135
Net portfolio assets	$13,019	$12,893
Reserve coverage	1.1%	1.0%
Debt-to-equity ratio(2)	7.0x	7.0x

(1)	Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(2)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.6 billion and $11.2 billion at April 30, 2018 and October 31, 2017, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at April 30, 2018 and October 31, 2017 was $1.7 billion and $1.6 billion respectively.

At April 30, 2018 and October 31, 2017, FS cash and cash equivalents balances were approximately $864 million and $873 million, respectively.
Net portfolio assets at April 30, 2018 increased 1.0% from October 31, 2017. The increase generally resulted from favorable currency fluctuations led by strength in the euro.
FS bad debt expense includes charges to general reserves and specific reserves for sales-type, direct-financing and operating leases. For the three and six months ended April 30, 2018, FS recorded net bad debt expense of $18 million and $34 million, respectively. For the three and six months ended April 30, 2017, FS recorded net bad debt expense of $13 million and $18 million respectively. The prior year included the release of previously recorded general reserves in the first quarter of 2017.
Corporate Investments

	Three months ended April 30,
	2018	2017	% Change
	Dollars in millions
Net revenue	$—	$—	NM
Loss from operations	$(22)	$(28)	(21.4)%
Loss from operations as a % of net revenue(1)	NM	NM	NM

(1)	"NM" represents not meaningful.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Six months ended April 30,
	2018	2017	% Change
	Dollars in millions
Net revenue	$(1)	$—	NM
Loss from operations	$(43)	$(61)	(29.5)%
Loss from operations as a % of net revenue(1)	NM	NM	NM

(1)	"NM" represents not meaningful.
For the three and six months ended April 30, 2018, as compared to the prior-year periods, Corporate Investments loss from operations decreased by $6 million and $18 million, or 21.4% and 29.5% respectively, due to lower spending in Hewlett Packard Labs.

LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, acquisitions, restructuring activities, remaining divestiture transaction costs, including indemnifications, transformation costs, maturing debt, interest payments, and income tax payments, in addition to any future investments and any future share repurchases, and future stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I.
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
In connection with the share repurchase program previously authorized by our Board of Directors, during the first six months of fiscal 2018, we repurchased an aggregate amount of $1.6 billion. On February 21, 2018, our Board of Directors authorized an additional $2.5 billion under the share repurchase program. On February 22, 2018, we announced an increase to the regular quarterly dividend from $0.075 per share to $0.1125 per share, which is effective in the third quarter of fiscal 2018. For more information on our share repurchase program, refer to Item 2. Unregistered Sales of Equity Securities in Part II. Other Information.

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
Our key cash flow metrics were as follows:

	Six months ended April 30,
	2018	2017
	In millions
Net cash provided by (used in) operating activities	$389	$(451)
Net cash used in investing activities	(1,269)	(3,810)
Net cash used in financing activities	(1,713)	(625)
Net decrease in cash and cash equivalents	$(2,593)	$(4,886)
Operating Activities
For the six months ended April 30, 2018, net cash provided by operating activities increased by $0.8 billion, as compared to the prior-year period. The increase was due primarily to a payment of $1.9 billion for pension funding in connection with the Everett Transaction in the prior-year period partially offset by higher cash usage for net working capital management and financing receivables.
Working capital metrics for the three months ended April 30, 2018 compared with the three months ended April 30, 2017
Our key working capital metrics have been revised to reflect the effect of discontinued operations and were as follows:

	Three months ended April 30,
	2018	2017	Change
Days of sales outstanding in accounts receivable ("DSO")	37	44	(7)
Days of supply in inventory ("DOS")	49	38	11
Days of purchases outstanding in accounts payable ("DPO")	(108)	(96)	(12)
Cash conversion cycle	(22)	(14)	(8)
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in fiscal 2017, DSO declined due to lower accounts receivable balances as a result of an increase in early payments and factoring, favorable billing linearity and favorable foreign currency fluctuations.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2017, the increase in DOS was due primarily to higher levels of inventory to support customer demand, increases in memory component costs, particularly DRAM, and higher inventory of server solutions which have longer time-to-shipment cycles.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2017, the increase in DPO was primarily the result of increased inventory purchases to support customer demand, higher commodity costs and an extension of payment terms with our product suppliers.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Investing Activities
For the six months ended April 30, 2018, net cash used in investing activities decreased by $2.5 billion, as compared to the corresponding period in fiscal 2017. The decrease was due primarily to payments of $2.1 billion in the prior period in connection with business acquisitions and a $469 million decrease in investments in property, plant and equipment, net of proceeds from sales.
Financing Activities
Compared to the corresponding period in fiscal 2017, net cash used in financing activities increased by $1.1 billion for the six months ended April 30, 2018. The increase was due primarily to the negative impact of a $3.0 billion cash dividend from Everett partially offset by a $1.5 billion redemption of Senior Notes in the prior period. The current period benefited from a reduction in cash and cash equivalents transferred to Everett of $0.5 billion and cash and cash equivalents transferred from Seattle of $0.2 billion, partially offset by an increase of $0.3 billion of repurchase activity.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and our cost of capital and targeted capital structure.
We announced on May 22, 2018 that on June 29, 2018 we plan to redeem $1.6 billion face value of the $2.65 billion Senior Notes with an original maturity date of October 5, 2018.
During the first six months of fiscal 2018, we issued $13.0 billion and repaid $13.0 billion of commercial paper.
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
Available Borrowing Resources
As of April 30, 2018, we had the following additional liquidity resources available if needed:

As of April 30, 2018
In millions
Commercial paper programs	$4,068
Uncommitted lines of credit	$1,306

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
Retirement and Post-Retirement Benefit Plan Funding
For the remainder of fiscal 2018, we anticipate making contributions of approximately $83 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 6, "Retirement and Post-Retirement Benefit Plans".
Restructuring Plans
As of April 30, 2018, we expect to make future cash payments of approximately $0.8 billion in connection with our approved restructuring plans, which includes $0.3 billion expected to be paid through the remainder of fiscal 2018 and $0.5 billion expected to be paid through fiscal 2021. For more information on our restructuring activities, see Note 4, "Restructuring", and Note 5, "HPE Next".
Uncertain Tax Positions
As of April 30, 2018, we had approximately $1.6 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $111 million to be paid within one year. For the remaining amounts, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 7, "Taxes on Earnings".
Cross-indemnification with HP Inc., DXC and Micro Focus
As of April 30, 2018, we had approximately $183 million of recorded liabilities pertaining to income tax indemnification with HP Inc. These liabilities include $78 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with HP Inc. might occur due to the uncertainties related to the underlying tax matters. Payments of these obligations would result from settlements under the Tax Matters Agreement with HP Inc. For further details related to our tax indemnification balances, see Note 16, "Indemnifications". For details on the Separation and Distribution Agreements and Tax Matters Agreements with HP Inc., DXC and Micro Focus, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the first six months of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 15, "Litigation and Contingencies".
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2017, and in Part II, Item 1A, "Risk Factors"  in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (February 2018)	17,494	$16.27	17,494	$7,254,065
Month #2 (March 2018)	16,574	$18.75	16,574	$6,943,231
Month #3 (April 2018)	17,933	$17.37	17,933	$6,631,728
Total	52,001	$17.44	52,001
During the three months ended April 30, 2018, the Company repurchased and settled 52 million shares of the Company's common stock, which included 1.9 million shares that were unsettled open market purchases as of January 31, 2018. Additionally, as of April 30, 2018, the Company had unsettled open market repurchases of 1.4 million shares. Shares repurchased during the quarter were recorded as a $900 million reduction to stockholders' equity. During the six months ended April 30, 2018, the Company repurchased and settled 102 million shares of the Company's common stock, which included 1.7 million shares that were unsettled open market purchases as of October 31, 2017. Shares repurchased during the six months ended April 30, 2018 were recorded as a $1.7 billion reduction to stockholders' equity.
On October 13, 2015, our Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion, $5.0 billion and $2.5 billion on May 24, 2016, October 16, 2017, and February 21, 2018, respectively. As of April 30, 2018, the Company had a remaining authorization of $6.6 billion for future share repurchases. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. Share repurchases settled in the second quarter of fiscal 2018 were open market repurchases.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 60 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.8	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.9	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.10	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.11	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.12	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.13	First Amendment to the Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.14	First Amendment to the Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.15	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017

2.16	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017
2.17	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017
2.18	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (Incorporated by reference to Exhibit 2.2 to DXC Technology Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2017.)	8-K	001-38033	2.2	April 6, 2017
2.19	Intellectual Property Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.20	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.21	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.22	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.23	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.24	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.2	September 1, 2017
2.25	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.3	September 1, 2017
2.26	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.4	September 1, 2017
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.2	March 20, 2017
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015

4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.10	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.10	October 13, 2015
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.11	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.13	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029	10-K	001-04423	4.13	December 17, 2015
4.14	Hewlett Packard Enterprise 401(k) Plan	S-8	333-207680	4.3	October 30, 2015
4.15	Term Loan Agreement, dated as of December 16, 2016, by and among Everett SpinCo, Inc., the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent	8-K	001-37483	10.1	December 22, 2016

4.16	Tenth Supplemental Indenture, dated as of September 20, 2017, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 2.100% notes due 2019	8-K	001-37483	4.1	September 20, 2017
4.17	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A.	S-3ASR	333-222102	4.5	December 15, 2017
10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan	10	001-37483	10.2	September 28, 2015
10.3	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.4	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.5	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.6	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.7	Form of Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.5	November 5, 2015
10.8	Form of Performance-Adjusted Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.6	November 5, 2015
10.9	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.10	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.11	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.12	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.13	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
10.14	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.15	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.16	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.17	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-207679	4.3	March 6, 2017
10.18	Nimble Storage, Inc. 2008 Equity Incentive Plan*	S-8	001-37483	4.3	April 18, 2017
10.19	Nimble Storage, Inc. 2013 Equity Incentive Plan*	S-8	001-37483	4.4	April 18, 2017
10.20	SimpliVity Corporation 2009 Stock Plan*	S-8	001-37483	4.3	April 24, 2017
10.21	Silicon Graphics International Corp. 2014 Omnibus Incentive Plan, as amended*	10-Q	000-51333	10.1	January 29, 2016
10.22	Silicon Graphics International Corp. 2006 New Recruit Equity Incentive Plan, as amended and restated*	10-K	000-51333	10.48	February 28, 2007
10.23	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.24	Silicon Graphics International Corp. 2005 Non-Employee Directors’ Stock Option*	S-1	000-51333	10.10	February 4, 2005

10.25	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	October 31, 2017
10.26	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	October 31, 2017
10.27	Amendment to Hewlett Packard Enterprise Executive Deferred Compensation Plan‡*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

*	Indicates management contract or compensation plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith
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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TIMOTHY C. STONESIFER
Timothy C. Stonesifer Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: June 7, 2018