Form 10-Q
period 2018-07-31
Hewlett Packard Enterprise Co
filed 2018-09-04
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2018
Or
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

The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of August 20, 2018 was 1,471,648,283 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2018

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, the impact of the U.S. Tax Cuts and Jobs Act of 2017, including the effect on deferred tax assets and the one-time transition tax on unremitted foreign earnings, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, as well as the execution of transformation and restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with HP Inc.; risks associated with Hewlett Packard Enterprise's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the costs and anticipated benefits of implementing the transformation and restructuring plans; the effects of the U.S. Tax Cuts and Jobs Act and related guidance and regulations that may be implemented; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed or referenced in "Risk Factors" in Item 1A of Part II of this Quarterly Report on Form 10-Q and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements and Supplementary Data.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	In millions, except per share amounts
Net revenue:
Products	$4,944	$4,691	$14,414	$12,920
Services	2,711	2,708	8,160	8,000
Financing income	109	102	332	291
Total net revenue	7,764	7,501	22,906	21,211
Costs and expenses:
Cost of products	3,515	3,447	10,428	9,329
Cost of services	1,800	1,793	5,436	5,268
Financing interest	69	66	207	197
Research and development	434	390	1,224	1,122
Selling, general and administrative	1,203	1,285	3,632	3,718
Amortization of intangible assets	72	97	222	235
Restructuring charges	2	152	14	304
Transformation costs	131	31	499	31
Acquisition and other related charges	24	56	70	150
Separation costs	(2)	5	—	46
Defined benefit plan settlement charges and remeasurement (benefit)	—	(22)	—	(38)
Total costs and expenses	7,248	7,300	21,732	20,362
Earnings from continuing operations	516	201	1,174	849
Interest and other, net	(64)	(87)	(163)	(251)
Tax indemnification adjustments	2	10	(1,342)	(1)
Earnings (loss) from equity interests	11	1	23	(24)
Earnings (loss) from continuing operations before taxes	465	125	(308)	573
(Provision) benefit for taxes	(13)	160	3,092	(515)
Net earnings from continuing operations	452	285	2,784	58
Net loss from discontinued operations	(1)	(120)	(119)	(238)
Net earnings (loss)	$451	$165	$2,665	$(180)
Net earnings (loss) per share:
Basic
Continuing operations	$0.30	$0.17	$1.79	$0.04
Discontinued operations	—	(0.07)	(0.07)	(0.15)
Total basic net earnings (loss) per share	$0.30	$0.10	$1.72	$(0.11)
Diluted
Continuing operations	$0.29	$0.17	$1.76	$0.03
Discontinued operations	—	(0.07)	(0.07)	(0.14)
Total diluted net earnings (loss) per share	$0.29	$0.10	$1.69	$(0.11)
Cash dividends declared per share	$0.1125	$0.0650	$0.3750	$0.2600
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,513	1,641	1,552	1,656
Diluted	1,531	1,667	1,578	1,683
The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	In millions
Net earnings (loss)	$451	$165	$2,665	$(180)
Other comprehensive income before taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized (losses) gains arising during the period	(2)	7	(1)	(10)
Gains reclassified into earnings	—	—	(9)	—
	(2)	7	(10)	(10)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	149	(133)	50	7
Net (gains) losses reclassified into earnings	(43)	15	78	(231)
	106	(118)	128	(224)
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(25)	210	(23)	700
Amortization of actuarial loss and prior service benefit	47	56	143	230
Curtailments, settlements and other	9	6	11	9
	31	272	131	939
Change in cumulative translation adjustment	(40)	49	(40)	13
Other comprehensive income before taxes	95	210	209	718
Provision for taxes	(19)	(26)	(34)	(58)
Other comprehensive income, net of taxes	76	184	175	660
Comprehensive income	$527	$349	$2,840	$480

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	July 31, 2018	October 31, 2017
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$5,193	$9,579
Accounts receivable, net of allowance for doubtful accounts(1)	2,906	3,073
Financing receivables	3,435	3,378
Inventory	2,771	2,315
Assets held for sale(2)	6	14
Other current assets	3,156	3,085
Total current assets	17,467	21,444
Property, plant and equipment	6,184	6,269
Long-term financing receivables and other assets	12,863	12,600
Investments in equity interests	2,513	2,535
Goodwill	17,626	17,516
Intangible assets	860	1,042
Total assets	$57,513	$61,406
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,326	$3,850
Accounts payable	6,143	6,072
Employee compensation and benefits	1,187	1,156
Taxes on earnings	484	429
Deferred revenue	3,168	3,128
Accrued restructuring	256	445
Other accrued liabilities	3,843	3,844
Total current liabilities	17,407	18,924
Long-term debt	9,963	10,182
Other non-current liabilities	6,681	8,795
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued and outstanding at July 31, 2018)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,482 and 1,595 shares issued and outstanding at July 31, 2018 and October 31, 2017, respectively)	15	16
Additional paid-in capital	31,338	33,583
Accumulated deficit	(5,021)	(7,238)
Accumulated other comprehensive loss	(2,906)	(2,895)
Total HPE stockholders' equity	23,426	23,466
Non-controlling interests	36	39
Total stockholders' equity	23,462	23,505
Total liabilities and stockholders' equity	$57,513	$61,406

(1)	The allowance for doubtful accounts related to accounts receivable was $42 million at both July 31, 2018 and October 31, 2017.

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

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2018	2017
	In millions
Cash flows from operating activities:
Net earnings (loss)	$2,665	$(180)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,931	2,369
Stock-based compensation expense	242	349
Provision for inventory and doubtful accounts	137	82
Restructuring charges	399	558
Deferred taxes on earnings	(1,215)	145
(Earnings) loss from equity interests	(23)	24
Dividends received from equity investees	47	—
Other, net	55	392
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	137	250
Financing receivables	(228)	(127)
Inventory	(545)	(341)
Accounts payable	72	652
Taxes on earnings	(2,271)	(602)
Restructuring	(540)	(688)
Other assets and liabilities(1)	775	(2,379)
Net cash provided by operating activities	1,638	504
Cash flows from investing activities:
Investment in property, plant and equipment	(2,129)	(2,405)
Proceeds from sale of property, plant and equipment	561	403
Purchases of available-for-sale securities and other investments	(32)	(31)
Maturities and sales of available-for-sale securities and other investments	96	14
Financial collateral posted	(1,318)	(384)
Financial collateral returned	1,333	49
Payments made in connection with business acquisitions, net of cash acquired	(207)	(2,050)
Proceeds from (payments to) business divestitures, net	13	(20)
Net cash used in investing activities	(1,683)	(4,424)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	84	30
Proceeds from debt, net of issuance costs	894	3,340
Restricted cash - Seattle debt issuance (2)	—	(2,620)
Payment of debt	(2,538)	(2,296)
Settlement of cash flow hedge	—	5
Net proceeds related to stock-based award activities	104	41
Repurchase of common stock	(2,585)	(1,936)

Cash dividend from Everett	—	3,008
Net transfer of cash and cash equivalents to Everett	(41)	(559)
Net transfer of cash and cash equivalents from Seattle	156	—
Cash dividends paid to non-controlling interests	(9)	—
Cash dividends paid	(406)	(323)
Net cash used in financing activities	(4,341)	(1,310)
Decrease in cash and cash equivalents	(4,386)	(5,230)
Cash and cash equivalents at beginning of period	9,579	12,987
Cash and cash equivalents at end of period	$5,193	$7,757

(1)
For the nine months ended July 31, 2017, this amount includes $1.9 billion of pension funding payments associated with the separation and merger of Everett SpinCo, Inc. with Computer Sciences Corporation.

(2)
For the nine months ended July 31, 2017, this amount represents a $2.6 billion Seattle SpinCo, Inc. term loan facility. The proceeds from the term loan were used to fund a $2.5 billion dividend payment from Seattle SpinCo, Inc. to HPE. The obligation under the term loan facility was retained by Seattle SpinCo, Inc.

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
The historical financial results of Everett and Seattle are reported as Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings. For further information on discontinued operations, see Note 2, "Discontinued Operations".
Basis of Presentation
These Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of July 31, 2018 and October 31, 2017, its results of operations for the three and nine months ended July 31, 2018 and 2017 and its cash flows for the nine months ended July 31, 2018 and 2017.
The results of operations for the three and nine months ended July 31, 2018 and its cash flows for the nine months ended July 31, 2018, are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated and Combined Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.
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
Acquisition
On June 1, 2018 the Company completed the acquisition of Plexxi, a leading provider of software-defined data fabric networking technology. Plexxi's results of operations have been included within the Hybrid IT segment from the date of the acquisition.
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
In December 2017, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Due to the complexity involved in applying the provisions of the Tax Act, the Company has not completed the accounting for the effects of the Tax Act, but has made reasonable estimates of the effects and recorded provisional amounts in its Condensed Consolidated Financial Statements for the three and nine months ended July 31, 2018. The accounting for the tax effects of the Tax Act will be completed during the measurement period in accordance with SAB 118. For further details, see Note 7, "Taxes on Earnings".
Recently Adopted Accounting Pronouncements
In March 2018, the Financial Accounting Standards Board (“FASB”) issued guidance that amends ASC 740, Income Taxes, to reflect and codify SAB 118. The guidance became effective upon issuance. The Company applied SAB 118 upon the original issuance in December 2017 prior to the codification. See Note 7, “Taxes on Earnings” for a full description of the impact of the Tax Act to the Company's operations.
  In March 2016, the FASB amended the existing accounting standards for employee share-based payment arrangements. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as an inflow from financing activities, with a corresponding outflow from operating activities, but will be classified along with other income tax cash flows as an operating activity. The standard also allows the Company to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the statement of cash flows. The Company adopted the guidance in the first quarter of fiscal 2018 and prospectively recorded all excess tax benefits and tax deficiencies arising from stock awards vesting or settled as income tax expense or benefit, rather than in equity. For the three and nine months ended July 31, 2018, the impact of the adoption was the recognition of $26 million and $68 million respectively, of net excess tax benefits as a component of the (provision) benefit for income taxes. The Company elected to continue to estimate forfeitures of awards in determining stock-based compensation expense. The Company elected to apply the presentation requirements for cash flows retrospectively, which resulted in an increase to Net cash provided by operating activities of $441 million and a corresponding increase to Net cash used in financing activities for the nine months ended July

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

31, 2017. There were no other material impacts to the Company's Condensed Consolidated Financial Statements as a result of adopting this standard.
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
In February 2016, the FASB amended the existing accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use ("ROU") asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For finance leases, lease expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, lease expense will generally be recognized on a straight-line basis over the lease term. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company is required to adopt the guidance in the first quarter of fiscal 2020 and early adoption is permitted. In addition, the FASB provided a practical expedient transition method to adopt the new lease requirements by allowing companies to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption that would enable the Company to not provide comparative period financial statements. Instead, the Company would apply the transition provisions at its effective date. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated Financial Statements.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the financial results for HPE's discontinued operations.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	In millions
Net revenue	$—	$708	$—	$8,337
Cost of revenue(1)	—	218	—	5,838
Expenses(2)	—	647	51	2,888
Interest and other, net(3)	—	10	68	13
Loss from discontinued operations before taxes	—	(167)	(119)	(402)
(Provision) benefit for taxes	(1)	47	—	164
Net loss from discontinued operations	$(1)	$(120)	$(119)	$(238)

(1)	Cost of revenue includes cost of products and services.

(2)
Expenses for the nine months ended July 31, 2018 primarily consist of separation costs. Expenses for the three and nine months ended July 31, 2017 primarily consist of selling, general and administrative (“SG&A”) expenses, research and development (“R&D”) expenses, restructuring charges, separation costs, amortization of intangible assets, acquisition and other related charges, and defined benefit plan settlement charges and remeasurement (benefit).

(3)	Interest and other, net for the nine months ended July 31, 2018 primarily consists of tax indemnification adjustments in connection with the Everett and Seattle Transactions.
For the three and nine months ended July 31, 2017, significant non-cash items of discontinued operations consisted of depreciation and amortization of $44 million and $514 million, respectively. For the nine months ended July 31, 2017, purchases of property, plant and equipment of discontinued operations consisted of $153 million.
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
Hewlett Packard Enterprise periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement by the Hewlett Packard Enterprise legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by Hewlett Packard Enterprise and its business segments. Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $439 million during the first nine months of fiscal 2017. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 15 years. The impact of these intercompany arrangements is eliminated from both Hewlett Packard Enterprise's consolidated and segment net revenues.
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
Segment Operating Results

	Hybrid IT	Intelligent Edge	Financial Services	Corporate Investments	Total
	In millions
Three months ended July 31, 2018
Net revenue	$6,058	$784	$922	$—	$7,764
Intersegment net revenue and other	185	1	6	—	192
Total segment net revenue	$6,243	$785	$928	$—	$7,956
Segment earnings (loss) from operations	$661	$91	$73	$(24)	$801
Three months ended July 31, 2017
Net revenue	$5,898	$707	$896	$—	$7,501
Intersegment net revenue and other(1)	182	4	1	—	187
Total segment net revenue	$6,080	$711	$897	$—	$7,688
Segment earnings (loss) from operations	$482	$104	$69	$(24)	$631
Nine months ended July 31, 2018
Net revenue	$18,086	$2,100	$2,721	$(1)	$22,906
Intersegment net revenue and other	511	15	11	—	537
Total segment net revenue	$18,597	$2,115	$2,732	$(1)	$23,443
Segment earnings (loss) from operations	$1,890	$155	$217	$(67)	$2,195
Nine months ended July 31, 2017
Net revenue	$16,782	$1,864	$2,565	$—	$21,211
Intersegment net revenue and other(1)	690	23	27	—	740
Total segment net revenue	$17,472	$1,887	$2,592	$—	$21,951
Segment earnings (loss) from operations	$1,672	$166	$222	$(85)	$1,975

(1)
For the three and nine months ended July 31, 2017, the amounts include the elimination of pre-separation intercompany sales to the former Software segment, which are included within Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings. The nine months ended July 31, 2017 also includes the elimination of pre-separation intercompany sales to the former Enterprise Services segment.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The reconciliation of segment operating results to Hewlett Packard Enterprise condensed consolidated results was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	In millions
Net Revenue:
Total segments	$7,956	$7,688	$23,443	$21,951
Eliminations of intersegment net revenue and other	(192)	(187)	(537)	(740)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$7,764	$7,501	$22,906	$21,211
Earnings before taxes:
Total segment earnings from operations	$801	$631	$2,195	$1,975
Unallocated corporate costs and eliminations	(44)	(88)	(152)	(308)
Unallocated stock-based compensation expense	(14)	(23)	(64)	(90)
Amortization of intangible assets	(72)	(97)	(222)	(235)
Restructuring charges	(2)	(152)	(14)	(304)
Transformation costs	(131)	(31)	(499)	(31)
Acquisition and other related charges	(24)	(56)	(70)	(150)
Separation costs	2	(5)	—	(46)
Defined benefit plan settlement (charges) and remeasurement benefit	—	22	—	38
Interest and other, net	(64)	(87)	(163)	(251)
Tax indemnification adjustments	2	10	(1,342)	(1)
Earnings (loss) from equity interests	11	1	23	(24)
Total Hewlett Packard Enterprise condensed consolidated earnings (loss) from continuing operations before taxes	$465	$125	$(308)	$573

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Net revenue by segment and business unit was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	In millions
Hybrid IT
Hybrid IT Product
Compute	$3,510	$3,340	$10,215	$9,516
Storage	887	877	2,747	2,375
DC Networking	59	63	167	157
Total Hybrid IT Product	4,456	4,280	13,129	12,048
HPE Pointnext	1,787	1,800	5,468	5,424
Total Hybrid IT	6,243	6,080	18,597	17,472
Intelligent Edge
HPE Aruba Product	706	642	1,890	1,683
HPE Aruba Services	79	69	225	204
Total Intelligent Edge	785	711	2,115	1,887
Financial Services	928	897	2,732	2,592
Corporate Investments	—	—	(1)	—
Total segment net revenue	7,956	7,688	23,443	21,951
Eliminations of intersegment net revenue and other	(192)	(187)	(537)	(740)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$7,764	$7,501	$22,906	$21,211
Note 4: Restructuring
Summary of Restructuring Plans
On September 14, 2015, former Parent's Board of Directors approved a restructuring plan (the "2015 Plan") in connection with the Separation. On May 23, 2012, former Parent adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of October 31, 2017, the 2015 and 2012 Plans were complete.
Restructuring Activity
In connection with the 2015 and 2012 Plans, restructuring charges of $2 million and $152 million have been recorded by the Company for the three months ended July 31, 2018 and 2017, respectively, and $14 million and $304 million for the nine months ended July 31, 2018 and 2017, respectively, based on restructuring activities impacting the Company's employees and infrastructure. For details on restructuring charges related to HPE Next, see Note 5, "HPE Next".

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restructuring activities related to the Company's employees and infrastructure for the 2015 and 2012 Plans are presented in the table below:

	2015 Plan		2012 Plan
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Total
	In millions
Liability as of October 31, 2017	$219	$17	$16	$2	$254
Charges	5	(2)	12	(1)	14
Cash payments	(147)	(8)	(12)	—	(167)
Non-cash items	(3)	4	(1)	—	—
Liability as of July 31, 2018	$74	$11	$15	$1	$101
Total costs incurred to date, as of July 31, 2018	$747	$78	$1,267	$145	$2,237
Total costs expected to be incurred, as of July 31, 2018	$747	$78	$1,267	$145	$2,237
The current restructuring liabilities related to the plans in the table above, reported in Accrued restructuring in the Condensed Consolidated Balance Sheets at July 31, 2018 and October 31, 2017, were $31 million and $158 million, respectively. The non-current restructuring liabilities related to the plans in the table above, reported in Other liabilities in the Condensed Consolidated Balance Sheets at July 31, 2018 and October 31, 2017, were $70 million and $96 million, respectively.
Note 5: HPE Next
Transformation Costs
The HPE Next initiative is expected to be implemented through fiscal 2020, during which time the Company expects to incur expenses for workforce reductions, to upgrade and simplify its IT infrastructure, and for other non-labor actions. These costs will be partially offset by proceeds resulting from real estate sales.
During the three and nine months ended July 31, 2018, the Company incurred $131 million and $499 million in net charges associated with the HPE Next initiative, which were recorded within Transformation costs in the Condensed Consolidated Statements of Earnings and include the following:

	Three months ended July 31, 2018	Nine months ended July 31, 2018
	In millions
Program management(1)	$28	$82
IT costs	38	107
Restructuring charges	129	385
Gain on real estate sales	(77)	(114)
Other	13	39
Total	$131	$499

(1)	Primarily consists of consulting fees and other direct costs attributable to the design and execution of the HPE Next initiative.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restructuring Plan
On October 16, 2017, the Company's Board of Directors approved a restructuring plan in connection with the HPE Next initiative (the "HPE Next Plan"), which will be implemented through fiscal 2020. The changes to the workforce will vary by country, based on business needs, local legal requirements and consultations with employee work councils and other employee representatives, as appropriate, and are expected to be completed during fiscal 2019. As of July 31, 2018, the Company estimates that it will incur aggregate pre-tax restructuring charges of approximately $0.9 billion through fiscal 2020 in connection with the HPE Next Plan, of which approximately $0.7 billion relates to workforce reductions and approximately $0.2 billion relates to infrastructure, primarily real estate site exits.

	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2017	$296	$—
Charges	347	38
Cash payments	(365)	(8)
Non-cash items	(13)	(8)
Liability as of July 31, 2018	$265	$22
Total costs incurred to date, as of July 31, 2018	$643	$38
Total costs expected to be incurred, as of July 31, 2018	$750	$180
As of July 31, 2018 and October 31, 2017, the current restructuring liability related to the HPE Next Plan, reported in Accrued restructuring in the Condensed Consolidated Balance Sheets, was $225 million and $287 million, respectively. The non-current restructuring liability related to the HPE Next Plan, reported in Other liabilities in the Condensed Consolidated Balance Sheets as of July 31, 2018 and October 31, 2017 was $62 million and $9 million, respectively.
Note 6: Retirement and Post-Retirement Benefit Plans
The Company's net pension benefit cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings for the three and nine months ended July 31, 2018 and 2017, was as follows:

	Three months ended July 31,		Nine months ended July 31,
	2018	2017	2018	2017
	In millions
Service cost	$26	$36	$79	$106
Interest cost	55	53	168	155
Expected return on plan assets	(139)	(137)	(423)	(401)
Amortization and deferrals:
Actuarial loss	52	60	158	200
Prior service benefit	(4)	(4)	(12)	(12)
Net periodic benefit (credit) cost	(10)	8	(30)	48
Settlement loss	9	6	11	9
Special termination benefits	1	1	5	3
Plan expense allocation(1)	—	(1)	—	(17)
Net benefit (credit) cost from continuing operations	—	14	(14)	43
Summary of net benefit (credit) cost:
Continuing operations	—	14	(14)	43
Discontinued operations	—	3	—	83
Net benefit (credit) cost	$—	$17	$(14)	$126

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(1)	Plan expense allocation represents the net cost impact of employees of HPE covered under Everett or Seattle plans and employees of Everett or Seattle covered under HPE plans.
Net pension benefit cost for the Company's post-retirement benefit plans was not material for the three and nine months ended July 31, 2018 and 2017.
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
Note 7: Taxes on Earnings
Provision for Taxes
The Company's effective tax rate was 2.8% and (128.0)% for the three months ended July 31, 2018 and 2017, respectively, and 1,003.9% and 89.9% for the nine months ended July 31, 2018 and 2017, respectively. The effective tax rate for three months ended July 31, 2018 was impacted by various items discrete to the quarter. The effective tax rate for nine months ended July 31, 2018 was significantly impacted by the Tax Act and the settlement of certain pre-Separation tax liabilities of HP Inc.
For the three and nine months ended July 31, 2018, the Company recorded $68 million and $3.3 billion of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended July 31, 2018 this amount primarily included $38 million of income tax benefits from the release of non-U.S. valuation allowances on deferred tax assets following changes in foreign tax laws, $33 million of net income tax benefits for impacts related to U.S. tax reform and $26 million of net excess tax benefits related to stock-based compensation partially offset by $7 million of income tax charges related to tax indemnification with HP Inc. For the nine months ended July 31, 2018, this amount primarily included $2.0 billion of income tax benefits for the effects of the settlement of certain pre-Separation income tax liabilities, $713 million of net income tax benefits for impacts related to U.S. tax reform, $228 million of income tax benefits from foreign tax credits and from the release of non-U.S. valuation allowances on deferred tax assets and liabilities established in connection with the Everett Transaction following changes in foreign tax laws, $203 million of income tax benefits related to the liquidation of an insolvent non-U.S. subsidiary, $74 million of net income tax benefits on restructuring charges, separation costs and acquisition and other related charges, $68 million of net excess tax benefits related to stock-based compensation and $38 million of income tax benefits from the release of non-U.S. valuation allowances on deferred tax assets following changes in foreign tax laws.
For the three and nine months ended July 31, 2017, the Company recorded $290 million of net income tax benefits and $236 million of net income tax charges, respectively, related to various items discrete to the period. For the three months ended July 31, 2017, this amount primarily included $189 million of income tax benefits related to the Everett transaction, $61 million of income tax benefits on restructuring charges, separation costs and acquisition and other related charges, $29 million of income tax benefits related to U.S. provision-to-return adjustments, and $25 million of income tax benefits related to the expiration of the statute of limitations on uncertain tax reserves partially offset by $26 million related to tax indemnification with HP Inc. For the nine months ended July 31, 2017, this amount primarily included $473 million of income tax charges from valuation allowances on U.S. state deferred tax assets and $57 million of income tax charges related to tax indemnification with HP Inc., partially offset by $129 million of net income tax benefits on restructuring charges, separation costs and acquisition and other related charges, $79 million of income tax benefits related to the Everett transaction, $29 million of income tax benefits related to U.S. provision-to-return adjustments and $25 million income tax benefits related to the expiration of the statute of limitations on uncertain tax reserves.
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
For the nine months ended July 31, 2018, the Company recorded a provisional estimate of $1.1 billion related to the Transition Tax, which was included in (Provision) benefit for taxes in the Condensed Consolidated Statements of Earnings. The adjustments made in the third quarter of fiscal 2018 were not significant. The final calculations of the Transition Tax may differ from estimates, potentially materially, due to, among other things, changes in interpretations of the Tax Act, analysis of proposed regulations and current and additional guidance from the Internal Revenue Service ("IRS"), the Company’s analysis of the Tax Act, or any updates or changes to estimates that the Company utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and assertions. No cash payment is anticipated due to the availability of tax attributes to offset the Transition Tax.
In addition, for the nine months ended July 31, 2018, the Company recorded a net $1.8 billion provisional tax benefit related to the remeasurement of U.S. deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate, which was included in (Provision) benefit for taxes in the Condensed Consolidated Statements of Earnings. The adjustments made in the third quarter of fiscal 2018 were not significant. As part of the remeasurement of the net U.S. deferred tax assets, the Company will need to reassess the realizability of certain deferred tax assets, including tax credits and other non-credit deferred tax assets, based on the new method of taxation on non-U.S. earnings applicable beginning in fiscal 2019 and such change may have a material impact. The Company's analysis of the future realization of the deferred tax assets is incomplete.
Regarding the new GILTI tax rules, the Company is required to make an accounting policy election to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or reflect such portion of the future GILTI inclusions in U.S. taxable income that relate to existing basis differences in the Company's current measurement of deferred taxes. The Company's analysis of the new GILTI tax rules and how they may impact the Company is in process. Accordingly, the Company has not made a policy election regarding the treatment of the GILTI tax.
Uncertain Tax Positions
As of July 31, 2018 and October 31, 2017, the amount of unrecognized tax benefits was $8.7 billion and $11.3 billion, respectively, of which up to $1.1 billion and $3.0 billion would affect the Company's effective tax rate if realized as of their respective periods. The Company is joint and severally liable for certain pre-Separation tax liabilities of HP Inc. HP Inc. is subject to numerous ongoing audits by federal, state and foreign tax authorities. During the nine months ended July 31, 2018, HP Inc. settled with the IRS on certain matters and closed pre-Separation Hewlett-Packard Company audits for fiscal years 2009 through 2012, for which the Company had been joint and severally liable, resulting in a reduction in the Company's unrecognized tax benefits of $2.6 billion.
The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in (Provision) benefit for taxes in the Condensed Consolidated Statements of Earnings. As of July 31, 2018 and October 31, 2017, the Company recorded $179 million and $304 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. The Company does not expect complete resolution of any audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing, joint and several tax liabilities related to the Separation from HP Inc. and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $85 million within the next 12 months.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2018	October 31, 2017
	In millions
Deferred tax assets - long-term	$5,933	$4,663
Deferred tax liabilities - long-term	(235)	(104)
Deferred tax assets net of deferred tax liabilities	$5,698	$4,559
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
Note 8: Balance Sheet Details
Balance sheet details were as follows:
Inventory

	As of
	July 31, 2018	October 31, 2017
	In millions
Finished goods	$1,382	$1,236
Purchased parts and fabricated assemblies	1,389	1,079
Total	$2,771	$2,315
For the nine months ended July 31, 2018, the increase in inventory was due primarily to higher levels of strategic commodities inventory to support customer demand, increases in memory component costs, and higher inventory of server solutions which have longer time-to-shipment cycles.
Property, Plant and Equipment

	As of
	July 31, 2018	October 31, 2017
	In millions
Land	$296	$312
Buildings and leasehold improvements	2,260	2,371
Machinery and equipment, including equipment held for lease	9,577	9,194
	12,133	11,877
Accumulated depreciation	(5,949)	(5,608)
Total	$6,184	$6,269

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Notes Payable and Short-Term Borrowings

	As of
	July 31, 2018	October 31, 2017
	In millions
Current portion of long-term debt	$1,402	$3,005
FS commercial paper	442	401
Notes payable to banks, lines of credit and other(1)	482	444
Total	$2,326	$3,850

(1)
As of July 31, 2018 and October 31, 2017, notes payable to banks, lines of credit and other includes $369 million and $390 million, respectively, of borrowing and funding-related activity associated with FS and its subsidiaries and $113 million and $52 million, respectively, of receivables transferred under factoring arrangements, recorded as short-term borrowings.

Warranties
The Company's aggregate product warranty liability as of July 31, 2018, and changes during the nine months ended July 31, 2018 were as follows:

Nine Months Ended July 31, 2018
In millions
Balance at beginning of period	$475
Accruals for warranties issued	201
Adjustments related to pre-existing warranties	(6)
Settlements made	(230)
Balance at end of period	$440
Note 9: Financing Receivables and Operating Leases
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	July 31, 2018	October 31, 2017
	In millions
Minimum lease payments receivable	$8,530	$8,226
Unguaranteed residual value	290	272
Unearned income	(705)	(654)
Financing receivables, gross	8,115	7,844
Allowance for doubtful accounts	(103)	(86)
Financing receivables, net	8,012	7,758
Less: current portion(1)	(3,435)	(3,378)
Amounts due after one year, net(1)	$4,577	$4,380

(1)
The Company includes the current portion in Financing receivables, and amounts due after one year, net in Long-term financing receivables and other assets, in the accompanying Condensed Consolidated Balance Sheets.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Sale of Financing Receivables
During the three and nine months ended July 31, 2018 and 2017, the Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the nine months ended July 31, 2018 and 2017, the Company sold $127 million and $130 million, respectively, of financing receivables. The gains recognized on the sales of financing receivables were not material for both periods.
Credit Quality Indicators
The credit risk profile of gross financing receivables, based upon internal risk ratings, was as follows:

	As of
	July 31, 2018	October 31, 2017
	In millions
Risk Rating:
Low	$4,236	$4,156
Moderate	3,697	3,556
High	182	132
Total	$8,115	$7,844
Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB– or higher, while accounts rated moderate risk generally have the equivalent of BB+ or lower. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of impairment.
Allowance for Doubtful Accounts
The allowance for doubtful accounts for financing receivables as of July 31, 2018 and October 31, 2017 and the respective changes during the nine and twelve months then ended were as follows:

	As of
	July 31, 2018	October 31, 2017
	In millions
Balance at beginning of period	$86	$89
Provision for doubtful accounts	27	23
Write-offs, net of recoveries	(10)	(26)
Balance at end of period	$103	$86
The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	July 31, 2018	October 31, 2017
	In millions
Gross financing receivables collectively evaluated for loss	$7,708	$7,523
Gross financing receivables individually evaluated for loss	407	321
Total	$8,115	$7,844
Allowance for financing receivables collectively evaluated for loss	$75	$67
Allowance for financing receivables individually evaluated for loss	28	19
Total	$103	$86

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	July 31, 2018	October 31, 2017
	In millions
Billed:(1)
Current 1-30 days	$274	$257
Past due 31-60 days	59	52
Past due 61-90 days	15	15
Past due > 90 days	84	58
Unbilled sales-type and direct-financing lease receivables	7,683	7,462
Total gross financing receivables	$8,115	$7,844
Gross financing receivables on non-accrual status(2)	$246	$188
Gross financing receivables 90 days past due and still accruing interest(2)	$161	$133

(1)	Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2018	October 31, 2017
	In millions
Equipment leased to customers	$7,486	$7,356
Accumulated depreciation	(3,175)	(2,943)
Total	$4,311	$4,413
Note 10: Goodwill
Goodwill allocated to the Company's reportable segments as of July 31, 2018 and the change in the respective carrying amounts during the nine months then ended were as follows:

	Hybrid IT	Intelligent Edge	Financial Services	Total
	In millions
Balance at October 31, 2017	$15,454	$1,918	$144	$17,516
Goodwill acquired during the period	102	3	—	105
Changes due to foreign currency	(1)	—	—	(1)
Goodwill adjustments	6	—	—	6
Balance at July 31, 2018	$15,561	$1,921	$144	$17,626
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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2018				As of October 31, 2017
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$954	$—	$954	$—	$1,159	$—	$1,159
Money market funds	2,461	—	—	2,461	5,592	—	—	5,592
Foreign bonds	8	129	—	137	9	214	—	223
Other debt securities	—	—	25	25	—	—	26	26
Derivative Instruments:
Foreign exchange contracts	—	327	—	327	—	259	—	259
Other derivatives	—	2	—	2	—	1	—	1
Total assets	$2,469	$1,412	$25	$3,906	$5,601	$1,633	$26	$7,260
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$336	$—	$336	$—	$142	$—	$142
Foreign exchange contracts	—	165	—	165	—	335	—	335
Total liabilities	$—	$501	$—	$501	$—	$477	$—	$477
During the nine months ended July 31, 2018, there were no transfers between levels within the fair value hierarchy.
Other Fair Value Disclosures
Short- and Long-Term Debt: At July 31, 2018 and October 31, 2017, the estimated fair value of the Company's short-term and long-term debt was $12.5 billion and $14.6 billion, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of July 31, 2018				As of October 31, 2017
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$954	$—	$—	$954	$1,159	$—	$—	$1,159
Money market funds	2,461	—	—	2,461	5,592	—	—	5,592
Total cash equivalents	3,415	—	—	3,415	6,751	—	—	6,751
Available-for-Sale Investments:
Foreign bonds	116	21	—	137	183	40	—	223
Other debt securities	27	—	(2)	25	37	—	(11)	26
Total available-for-sale investments	143	21	(2)	162	220	40	(11)	249
Total cash equivalents and available-for-sale investments	$3,558	$21	$(2)	$3,577	$6,971	$40	$(11)	$7,000
As of July 31, 2018 and October 31, 2017, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of July 31, 2018 and October 31, 2017. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	July 31, 2018
	Amortized Cost	Fair Value
	In millions
Due in more than five years	$143	$162
Equity securities in privately held companies that are accounted for as cost method investments are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These investments amounted to $165 million and $149 million at July 31, 2018 and October 31, 2017, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. These investments amounted to $2.5 billion at July 31, 2018 and October 31, 2017.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of July 31, 2018					As of October 31, 2017
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$7,900	$—	$—	$3	$333	$9,500	$—	$—	$16	$126
Cash flow hedges:
Foreign currency contracts	8,298	179	62	39	49	7,202	105	45	101	70
Net investment hedges:
Foreign currency contracts	1,817	25	29	22	13	1,944	35	10	36	41
Total derivatives designated as hedging instruments	18,015	204	91	64	395	18,646	140	55	153	237
Derivatives not designated as hedging instruments
Foreign currency contracts	7,568	25	7	34	8	9,552	61	3	79	8
Other derivatives	107	2	—	—	—	96	1	—	—	—
Total derivatives not designated as hedging instruments	7,675	27	7	34	8	9,648	62	3	79	8
Total derivatives	$25,690	$231	$98	$98	$403	$28,294	$202	$58	$232	$245
Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of July 31, 2018 and October 31, 2017, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of July 31, 2018
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$329	$—	$329	$160	$104	(1)	$65
Derivative liabilities	$501	$—	$501	$160	$254	(2)	$87

	As of October 31, 2017
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$260	$—	$260	$209	$34	(1)	$17
Derivative liabilities	$477	$—	$477	$209	$242	(3)	$26

(1)
Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

(2)
Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. Of the $254 million of collateral posted, $205 million was in cash and, $49 million was through re-use of counterparty collateral.

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

Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three and nine months ended July 31, 2018 and 2017 were as follows:

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2018	Nine months ended July 31, 2018	Hedged Item	Location	Three months ended July 31, 2018	Nine months ended July 31, 2018
		In millions				In millions
Interest rate contracts	Interest and other, net	$16	$(194)	Fixed-rate debt	Interest and other, net	$(16)	$194

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2017	Nine months ended July 31, 2017	Hedged Item	Location	Three months ended July 31, 2017	Nine months ended July 31, 2017
		In millions				In millions
Interest rate contracts	Interest and other, net	$23	$(202)	Fixed-rate debt	Interest and other, net	$(23)	$202

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2018 were as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2018	Nine months ended July 31, 2018	Location	Three months ended July 31, 2018	Nine months ended July 31, 2018
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$121	$59	Net revenue	$29	$(82)
Foreign currency contracts	28	(9)	Interest and other, net	14	4
Total cash flow hedges	$149	$50	Net earnings from continuing operations	$43	$(78)
Net investment hedges:
Foreign currency contracts	$57	$31	Interest and other, net	$—	$—
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2017 was as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2017	Nine months ended July 31, 2017	Location	Three months ended July 31, 2017	Nine months ended July 31, 2017
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(160)	$(163)	Net revenue	$(45)	$9
Foreign currency contracts	—	(1)	Cost of products	—	—
Foreign currency contracts	28	170	Interest and other, net	29	178
Subtotal	(132)	6	Net earnings from continuing operations	(16)	187
Foreign currency contracts	(1)	1	Net loss from discontinued operations	1	44
Total cash flow hedges	$(133)	$7	Net earnings (loss)	$(15)	$231
Net investment hedges:
Foreign currency contracts	$(97)	$(107)	Interest and other, net	$—	$—
As of July 31, 2018 and 2017, no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow, and net investment hedges was not material for the three and nine months ended July 31, 2018 and 2017.
As of July 31, 2018, the Company expects to reclassify an estimated net Accumulated other comprehensive gain of approximately $71 million, net of taxes, to earnings in the next twelve months, along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Earnings for the three and nine months ended July 31, 2018 and 2017 was as follows:

		Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended July 31, 2018	Three months ended July 31, 2017	Nine months ended July 31, 2018	Nine months ended July 31, 2017
		In millions
Foreign currency contracts	Interest and other, net	$233	$(279)	$104	$(525)
Other derivatives	Interest and other, net	—	—	—	4
Total		$233	$(279)	$104	$(521)
Note 13: Borrowings
Long-Term Debt

	As of
	July 31, 2018	October 31, 2017
	In millions
Hewlett Packard Enterprise Senior Notes
$2,650 issued at discount to par at a price of 99.872% in October 2015 at 2.85%, due October 5, 2018, interest payable semi-annually on April 5 and October 5 of each year(1)	$1,050	$2,648
$250 issued at par in October 2015 at three-month USD LIBOR plus 1.93%, due October 5, 2018, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	250	250
$1,100 issued at discount to par at a price of 99.994% in September 2017 at 2.10%, due October 4, 2019, interest payable semi-annually on April 4 and October 4 of each year	1,100	1,100
$3,000 issued at discount to par at a price of 99.972% in October 2015 at 3.6%, due October 15, 2020, interest payable semi-annually on April 15 and October 15 of each year	3,000	3,000
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 15, 2022, interest payable semi-annually on April 15 and October 15 of each year	1,348	1,348
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,495	2,495
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	750
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
Other, including capital lease obligations, at 0.00%-5.00%, due in calendar years 2018-2030(2)	249	286
Fair value adjustment related to hedged debt	(336)	(142)
Unamortized debt issuance costs	(40)	(47)
Less: current portion	(1,402)	(3,005)
Total long-term debt	$9,963	$10,182

(1)
On June 29, 2018, the Company redeemed $1.6 billion of its $2.65 billion Senior Notes with an original maturity date of October 5, 2018. These notes were fully hedged with interest rate swaps. As part of the transaction, HPE terminated and settled a proportional amount of the hedges, as well as allocated a proportional amount of unamortized discount and debt issuance costs to the retired debt. These costs, along with the redemption price of $1.6 billion resulted in an immaterial loss.

(2)
Other, including capital lease obligations includes $143 million and $160 million as of July 31, 2018 and October 31, 2017, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

As disclosed in Note 12, "Financial Instruments", the Company uses interest rate swaps to mitigate the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

based floating interest expense. As of July 31, 2018, the Company had entered into interest rate swaps to reduce the exposure of $7.9 billion of aggregate principal amount of fixed rate senior notes to changes in fair value resulting from changes in interest rates by achieving LIBOR-based floating interest expense. Interest rates on long-term debt in the table above have not been adjusted to reflect the impact of any interest rate swaps.
Note 14: Stockholders' Equity
Taxes related to Other Comprehensive Income (Loss)

	Three months ended July 31,		Nine months ended July 31,
	2018	2017	2018	2017
	In millions
Taxes on change in net unrealized (losses) gains on available-for-sale securities:
Tax provision on net unrealized (losses) gains arising during the period	$—	$(1)	$—	$(2)
	—	(1)	—	(2)
Taxes on change in net unrealized gains (losses) on cash flow hedges:
Tax (provision) benefit on net unrealized gains (losses) arising during the period	(20)	47	(6)	20
Tax provision (benefit) on net (gains) losses reclassified into earnings	5	(10)	(11)	35
	(15)	37	(17)	55
Taxes on change in unrealized components of defined benefit plans:
Tax benefit (provision) on (losses) gains arising during the period	3	(13)	2	(38)
Tax provision on amortization of actuarial loss and prior service benefit	(4)	(4)	(10)	(15)
Tax provision on curtailments, settlements and other	(5)	(41)	(12)	(55)
	(6)	(58)	(20)	(108)
Tax benefit (provision) on change in cumulative translation adjustment	2	(4)	3	(3)
Tax provision on other comprehensive income	$(19)	$(26)	$(34)	$(58)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended July 31,		Nine months ended July 31,
	2018	2017	2018	2017
	In millions
Other comprehensive income, net of taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized (losses) gains arising during the period	$(2)	$6	$(1)	$(12)
Gains reclassified into earnings	—	—	(9)	—
	(2)	6	(10)	(12)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	129	(86)	44	27
Net (gains) losses reclassified into earnings(1)	(38)	5	67	(196)
	91	(81)	111	(169)
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(22)	197	(21)	662
Amortization of actuarial gain and prior service benefit(2)	43	52	133	215
Curtailments, settlements and other	4	(35)	(1)	(46)
	25	214	111	831
Change in cumulative translation adjustment	(38)	45	(37)	10
Other comprehensive income, net of taxes	$76	$184	$175	$660

(1)	For more details on the reclassification of pre-tax net (gains) losses on cash flow hedges into the Condensed Consolidated Statements of Earnings, see Note 12, "Financial Instruments".

(2)	These components are included in the computation of net pension and post-retirement benefit cost in Note 6, "Retirement and Post-Retirement Benefit Plans".
The components of Accumulated other comprehensive loss, net of taxes as of July 31, 2018, and changes during the nine months ended July 31, 2018 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$29	$(48)	$(2,690)	$(186)	$(2,895)
Activity related to separation and merger transactions	—	—	—	(186)	(186)
Other comprehensive (loss) income before reclassifications	(1)	44	(21)	(37)	(15)
Reclassifications of (gains) losses into earnings	(9)	67	132	—	190
Balance at end of period	$19	$63	$(2,579)	$(409)	$(2,906)
Share Repurchase Program
For the nine months ended July 31, 2018, the Company retired a total of 160 million shares under its share repurchase program through open market repurchases, which included 1.7 million shares that were unsettled open market repurchases as of October 31, 2017. Additionally, as of July 31, 2018, the Company had unsettled open market repurchases of 1.5 million shares. Shares repurchased during the nine months ended July 31, 2018 were recorded as a $2.6 billion reduction to stockholders' equity. On February 21, 2018, the Company's Board of Directors authorized an additional $2.5 billion under the share repurchase program. As of July 31, 2018, the Company had a remaining authorization of $5.7 billion for future share repurchases.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

On February 22, 2018, the Company announced an increase to the regular quarterly dividend from $0.075 per share to $0.1125 per share, which was effective in the third quarter of fiscal 2018.
Note 15: Net Earnings Per Share
The Company calculates basic net EPS using net earnings (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of restricted stock units, stock options, and performance-based awards.
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended July 31,		Nine months ended July 31,
	2018	2017	2018	2017
	In millions, except per share amounts
Numerator:
Net earnings from continuing operations	$452	$285	$2,784	$58
Net loss from discontinued operations	(1)	(120)	(119)	(238)
Net earnings (loss)	$451	$165	$2,665	$(180)
Denominator:
Weighted-average shares used to compute basic net EPS	1,513	1,641	1,552	1,656
Dilutive effect of employee stock plans	18	26	26	27
Weighted-average shares used to compute diluted net EPS	1,531	1,667	1,578	1,683
Basic net earnings (loss) per share:
Continuing operations	$0.30	$0.17	$1.79	$0.04
Discontinued operations	—	(0.07)	(0.07)	(0.15)
Basic net earnings (loss) per share	$0.30	$0.10	$1.72	$(0.11)
Diluted net earnings (loss) per share:
Continuing operations	$0.29	$0.17	$1.76	$0.03
Discontinued operations(1)	—	(0.07)	(0.07)	(0.14)
Diluted net earnings (loss) per share	$0.29	$0.10	$1.69	$(0.11)
Anti-dilutive weighted-average stock awards(2)	2	16	3	8

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

Note 16: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of July 31, 2018, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
HP India filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to remand the matter to the Commissioner on procedural grounds. The hearings were scheduled to reconvene on April 6, 2015, and again on November 3, 2015 and April 11, 2016, but were canceled at the request of the Customs Tribunal. The hearing has been rescheduled for September 12, 2018.
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
Jackson, et al. v. HP Inc. and Hewlett Packard Enterprise. This putative nationwide class action was filed on July 24, 2017 in United States District Court for the Northern District of California. Plaintiffs purport to bring the lawsuit on behalf of themselves and other similarly situated African-Americans and individuals over the age of forty. Plaintiffs allege that defendants engaged in a pattern and practice of racial and age discrimination in lay-offs and promotions. Plaintiffs filed an amended complaint on September 29, 2017. On January 12, 2018, defendants moved to transfer the matter to the federal district court in the Northern District of Georgia. Defendants also moved to dismiss the claims on various grounds and to strike certain aspects of the proposed class definition. On July 11, 2018, the court granted defendants' motion to dismiss this action for improper venue, and also partially dismissed and struck certain claims without prejudice to re-filing in the appropriate venue. On July 23, 2018, plaintiffs re-filed their lawsuit in the United States District Court for the Northern District of Georgia. On August 9, 2018, Plaintiffs filed a notice of appeal of the dismissal of the Northern District of California action with the Ninth Circuit Court of Appeals. On August 15, 2018, Plaintiffs filed a motion to stay their lawsuit in the Northern District of Georgia. Defendants do not oppose this motion.
Wall v. Hewlett Packard Enterprise Company and HP Inc. This certified California class action and Private Attorney General Act action was filed against Hewlett-Packard Company on January 17, 2012 and the fifth amended (and operative) complaint was filed against HP Inc. and Hewlett Packard Enterprise on June 28, 2016. The complaint alleges that the defendants paid earned incentive compensation late and failed to timely pay final wages in violation of the California Labor Code. On August 9, 2016, the court ordered the class certified without prejudice to a future motion to amend or modify the class certification order or to decertify. The scheduled January 22, 2018 trial date was vacated following the parties’ notification to the court that they had reached a preliminary agreement to resolve the dispute. The parties subsequently finalized and executed a settlement agreement and, on May 9, 2018, plaintiff filed a motion seeking preliminary approval of the settlement. On July 2, 2018, the court issued an order granting preliminary approval of the settlement. The final approval hearing date has not yet been scheduled.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition.  Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix’s alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On June 14, 2018, the court heard oral argument on HPE's and Oracle's cross-motions for summary judgment. The court has not yet ruled on the parties' motions. The scheduled start of the trial has been moved from October 29, 2018, to March 4, 2019. Pursuant to the Separation and Distribution agreement between Hewlett-Packard Enterprise and DXC, this is a shared litigation as it relates to both parties’ businesses.
Network-1 Technologies, Inc. v. Alcatel-Lucent USA Inc., et al. This patent infringement action was filed in September 2011 in the United States District Court for the Eastern District of Texas and alleges that various Hewlett Packard Enterprise switches and access points infringe Network-1’s patent relating to the 802.3af and 802.3at “Power over Ethernet” standards. The Network-1 patent at issue expires in 2020. A jury trial was conducted beginning on November 6, 2017. On November 13, 2017, the jury returned a verdict in favor of HPE, finding that HPE did not infringe Network-1’s patent and that the patent was invalid. On August 29 2018, the court denied Network-1's motion for a new trial on infringement and entered the jury's verdict finding that HPE does not infringe the relevant Network-1 patent. The court also granted Network-1's motion for Judgment as a Matter of Law on validity. Network-1 has stated it intends to appeal the jury verdict of non-infringement to the United States Court of Appeals for the Federal Circuit.
DXC Technology Indemnification Demand. On March 27, 2018, DXC Technology (“DXC”) served an arbitration demand on HPE under the Separation and Distribution Agreement by and between HPE and DXC (f/k/a Everett SpinCo, Inc.) dated May 24, 2016, relating to the separation of HPE’s Enterprise Services business (the “ES Business”). The arbitration demand asserts that HPE is required to indemnify DXC for any transferred long-term capitalized lease obligations of the ES Business that exceed the threshold amount of $250 million. DXC contends that this $250 million threshold was exceeded by approximately $1.0 billion because the valuation of the assets underlying certain leases did not justify their classification as operating leases based on the terms of such leases, thereby rendering them long-term capitalized lease obligations. The arbitration demand follows DXC's November 8, 2017 request for indemnification on this same issue. The arbitration is scheduled to begin on February 4, 2019. HPE believes the relevant leases were properly classified as operating leases, DXC’s arbitration claim has no merit, and there is no basis for indemnification. HPE intends to vigorously defend its interests in this matter.
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
Note 17: Indemnifications
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of July 31, 2018 and October 31, 2017, the Company’s receivable and payable balances related to indemnified litigation matters and other contingencies, and income tax-related indemnification covered by these agreements were as follows:

	As of
	July 31, 2018	October 31, 2017
	In millions
Litigation matters and other contingencies
Receivable	$116	$150
Payable	$89	$91

Income tax related indemnification(1)
Net indemnification receivable - long-term	$111	$1,430
Net indemnification payable - short-term	$2	$36

(1)	The actual amount that the Company may receive or pay could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•
Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares the three and nine months ended July 31, 2018 to the prior-year periods.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations.  An analysis of our financial results comparing the three and nine months ended July 31, 2018 to the prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.

•
Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions, cross-indemnifications with HP Inc. (formerly known as "Hewlett-Packard Company"), DXC Technology Company ("DXC"), and Micro Focus International plc ("Micro Focus") and off-balance sheet arrangements.

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
On November 1, 2015, we became an independent publicly-traded company through a pro rata distribution by HP Inc. ("former Parent" or "HPI"), formerly known as Hewlett-Packard Company, of 100% of our outstanding shares to HP Inc.'s stockholders (the "Separation").
On April 1, 2017 and September 1, 2017, we completed the separation and merger of our Enterprise Services business with Computer Sciences Corporation ("CSC") (collectively, the "Everett Transaction") and the separation and merger of our Software business segment with Micro Focus (collectively, the “Seattle Transaction”), respectively. The historical financial results of Everett and Seattle are reported as Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings. For further information on discontinued operations, see Note 2, "Discontinued Operations".
The following Overview, Results of Operations and Liquidity discussions and analysis compare the three and nine months ended July 31, 2018 to the prior-year periods, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of July 31, 2018, unless otherwise noted.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

We organize our business into four segments for financial reporting purposes: Hybrid IT, Intelligent Edge, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for the three months ended July 31, 2018, as compared to the prior-year period:

	HPE Consolidated	Hybrid IT		Intelligent Edge	Financial Services	Corporate Investments(3)
	Dollars in millions, except for per share amounts
Net revenue(1)	$7,764	$6,243		$785	$928	$—
Year-over-year change %	3.5%	2.7%		10.4%	3.5%	NM
Earnings (loss) from continuing operations(2)	$516	$661		$91	$73	$(24)
Earnings (loss) from continuing operations as a % of net revenue	6.6%	10.6%		11.6%	7.9%	NM
Year-over-year change percentage points	3.9pts	2.7	pts	(3.0)pts	0.2pts	NM
Net earnings from continuing operations	$452
Net earnings per share
Basic net EPS from continuing operations	$0.30
Diluted net EPS from continuing operations	$0.29

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

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

Three months ended July 31, 2018 compared with three months ended July 31, 2017
Net revenue increased by $263 million, or 3.5% (increased 1.2% on a constant currency basis), for the three months ended July 31, 2018, as compared to the prior-year period. The leading contributor to the net revenue increase was higher product revenue of $176 million in Hybrid IT due to favorable currency fluctuations and growth in Compute from core Industry Standard Servers ("ISS") due to higher average unit selling prices ("AUPs") and increased market demand for IT products. Additionally, we had revenue growth in Intelligent Edge from campus switching products and in Financial Services from higher asset management activity. We continue to execute on our HPE Next initiative, which includes streamlining our offerings and business processes, and shifting investments in innovation towards high growth and higher margin solutions and services, which is providing a favorable impact to the performance of our business units in the current period.
Gross margin was 30.7% ($2.4 billion) and 29.3% ($2.2 billion) for the three months ended July 31, 2018 and 2017, respectively. The 1.4 percentage point increase in gross margin was due primarily to Hybrid IT product as a result of a lower mix of revenue from Tier-1 server sales, higher AUPs in Compute from core ISS products, favorable currency fluctuations and the moderation of recent price increases for commodity costs, particularly dynamic random-access memory ("DRAM"). We continue to experience gross margin pressure resulting from a competitive pricing environment across our hardware portfolio. Operating margin increased by 3.9 percentage points in the three months ended July 31, 2018, as compared to the prior-year period, due primarily to the combination of the gross margin increase, lower selling, general and administrative expense as a percentage of net revenue, and lower restructuring expense, partially offset by higher transformation costs related to the HPE Next initiative and higher research and development expense as a percentage of net revenue.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following provides an overview of our key financial metrics by segment for the nine months ended July 31, 2018, as compared to the prior-year period:

	HPE Consolidated	Hybrid IT	Intelligent Edge	Financial Services	Corporate Investments(4)
	Dollars in millions, except for per share amounts
Net revenue(1)	$22,906	$18,597	$2,115	$2,732	$(1)
Year-over-year change %	8.0%	6.4%	12.1%	5.4%	NM
Earnings (loss) from continuing operations(2)	$1,174	$1,890	$155	$217	$(67)
Earnings (loss) from continuing operations as a % of net revenue	5.1%	10.2%	7.3%	7.9%	NM
Year-over-year change percentage points	1.1pts	0.6pts	(1.5)pts	(0.7)pts	NM
Net earnings from continuing operations(3)	$2,784
Net earnings per share
Basic net EPS from continuing operations	$1.79
Diluted net EPS from continuing operations	$1.76

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, transformation costs, amortization of intangible assets, acquisition and other related charges, restructuring charges, separation costs and defined benefit plan settlement charges and remeasurement (benefit).

(3)
Includes a net benefit from taxes and tax indemnifications of $1.9 billion, primarily relating to tax amounts incurred in connection with the settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities indemnified through the Tax Matters Agreement with HP Inc., U.S. tax reform, the Everett and Seattle Transactions, and excess tax benefits associated with stock-based compensation.

(4)	"NM" represents not meaningful.

Nine months ended July 31, 2018 compared with nine months ended July 31, 2017
Net revenue increased by $1.7 billion, or 8.0% (increased 5.6% on a constant currency basis), for the nine months ended July 31, 2018, as compared to the prior-year period. The leading contributor to the net revenue increase was higher product revenue of $1.1 billion in Hybrid IT due to revenue growth in Compute from core ISS products due to higher AUPs and increased market demand for IT products, favorable currency fluctuations and growth in Storage as a result of the Nimble Storage acquisition. The HPE net revenue increase was also due to growth in Intelligent Edge from campus switching products and growth in Financial Services due primarily to favorable foreign currency fluctuations and higher asset management revenue.
Gross margin was 29.8% ($6.8 billion) and 30.3% ($6.4 billion) for the nine months ended July 31, 2018 and 2017, respectively. The 0.5 percentage point decrease in gross margin was due primarily to a decline in Hybrid IT as a result of a higher mix of lower margin solutions and higher variable compensation expense. Operating margin increased by 1.1 percentage points in the nine months ended July 31, 2018, as compared to the prior-year period, due primarily to lower selling, general and administrative expense as a percentage of net revenue and lower restructuring expense partially offset by the gross margin decrease and higher transformation costs related to the HPE Next initiative.
As of July 31, 2018, cash and cash equivalents and long-term cash investments were $5.2 billion, representing a decrease of approximately $4.4 billion from the October 31, 2017 balance of $9.6 billion. The decrease in cash and cash equivalents and long-term cash investments during the nine months ended July 31, 2018 was due primarily to the following: share repurchases and cash dividend payments of $3.0 billion, debt payments of $2.5 billion, investments in property, plant and equipment, net of sales proceeds, of $1.6 billion, partially offset by $1.6 billion of cash provided by operating activities and proceeds from debt issuances of $0.9 billion.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the nine months ended July 31, 2018, to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31,				Nine months ended July 31,
	2018		2017		2018		2017
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$7,764	100.0%	$7,501	100.0%	$22,906	100.0%	$21,211	100.0%
Cost of sales	5,384	69.3	5,306	70.7	16,071	70.2	14,794	69.7
Gross profit	2,380	30.7	2,195	29.3	6,835	29.8	6,417	30.3
Research and development	434	5.6	390	5.2	1,224	5.3	1,122	5.3
Selling, general and administrative	1,203	15.5	1,285	17.1	3,632	15.9	3,718	17.6
Amortization of intangible assets	72	0.9	97	1.3	222	0.9	235	1.1
Restructuring charges	2	—	152	2.0	14	0.1	304	1.4
Transformation costs	131	1.8	31	0.4	499	2.2	31	0.1
Acquisition and other related charges	24	0.3	56	0.7	70	0.3	150	0.7
Separation costs	(2)	—	5	0.1	—	—	46	0.2
Defined benefit plan settlement charges and remeasurement (benefit)	—	—	(22)	(0.2)	—	—	(38)	(0.1)
Earnings from continuing operations	516	6.6	201	2.7	1,174	5.1	849	4.0
Interest and other, net	(64)	(0.7)	(87)	(1.1)	(163)	(0.6)	(251)	(1.2)
Tax indemnification adjustments	2	—	10	0.1	(1,342)	(5.9)	(1)	—
Earnings (loss) from equity interests	11	0.1	1	—	23	0.1	(24)	(0.1)
Earnings (loss) from continuing operations before taxes	465	6.0	125	1.7	(308)	(1.3)	573	2.7
(Provision) benefit for taxes	(13)	(0.2)	160	2.1	3,092	13.5	(515)	(2.4)
Net earnings from continuing operations	452	5.8	285	3.8	2,784	12.2	58	0.3
Net loss from discontinued operations	(1)	—	(120)	(1.6)	(119)	(0.6)	(238)	(1.1)
Net earnings (loss)	$451	5.8%	$165	2.2%	$2,665	11.6%	$(180)	(0.8)%
Stock-based compensation expense is included within costs and expenses presented in the table above as follows:

	Three months ended July 31,		Nine months ended July 31,
	2018	2017	2018	2017
	Dollars in millions
Cost of sales	$7	$7	$34	$33
Research and development	14	21	60	55
Selling, general and administrative	35	58	148	194
Restructuring charges	—	10	—	29
Transformation costs	—	—	3	—
Acquisition and other related charges	1	14	10	21
Separation costs	—	5	10	34
Stock-based compensation expense from continuing operations	$57	$115	$265	$366
Stock-based compensation expense from discontinued operations	$—	$13	$—	$140

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net Revenue
Prior period revenue was reclassified between the regions to conform with the current period presentation. For the three months ended July 31, 2018, as compared to the prior-year period, total net revenue increased by $263 million, or 3.5% (increased 1.2% on a constant currency basis). U.S. net revenue decreased by $82 million, or 3.0%, from $2,719 million to $2,637 million, and net revenue from outside of the U.S. increased by $345 million, or 7.2%, from $4,782 million to $5,127 million. For the nine months ended July 31, 2018, as compared to the prior-year period, total net revenue increased by $1,695 million, or 8.0% (increased 5.6% on a constant currency basis). U.S. net revenue increased by $84 million, or 1.1%, from $7,365 million to $7,449 million and net revenue from outside of the U.S. increased by $1,611 million, or 11.6%, from $13,846 million to $15,457 million.
The components of the weighted net revenue change by segment were as follows:

	Three Months Ended July 31, 2018	Nine Months Ended July 31, 2018
	Percentage Points
Hybrid IT	2.2	5.3
Intelligent Edge	1.0	1.1
Financial Services	0.4	0.7
Corporate Investments/Other (1)	(0.1)	0.9
Total HPE	3.5	8.0

(1)	Other primarily relates to the elimination of intersegment net revenue.
Three months ended July 31, 2018 compared with the three months ended July 31, 2017
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:

•	Hybrid IT net revenue increased as a result of favorable currency fluctuations and growth in Compute from core ISS products due to higher AUPs and increased market demand for IT products;

•	Intelligent Edge net revenue increased due primarily to revenue growth in HPE Aruba Product from campus switching products; and

•	FS net revenue increased due primarily to higher asset management revenue and favorable currency fluctuations.
Nine months ended July 31, 2018 compared with the nine months ended July 31, 2017
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:

•
Hybrid IT net revenue increased due to growth in Compute from core ISS due primarily to higher AUPs and increased market demand for IT products, favorable currency fluctuations and incremental revenue from the Nimble Storage acquisition;

•	Intelligent Edge net revenue increased due primarily to revenue growth in HPE Aruba Product from campus switching products; and

•	FS net revenue increased due primarily to favorable currency fluctuations and higher asset management revenue.
A more detailed discussion of segment revenue is included under "Segment Information" below.
Gross Margin
For the three months ended July 31, 2018, as compared to the prior-year period, total gross margin increased 1.4 percentage points. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•
Hybrid IT gross margin increased for the three months ended July 31, 2018, as compared to the prior-year period, due to multiple factors including: a lower mix of revenue from Tier-1 server sales, as we streamline the business to focus on high margin solutions, higher AUPs in Compute from core ISS products, favorable currency impacts and the moderation of recent price increases for DRAM;

•
Intelligent Edge gross margin decreased for the three months ended July 31, 2018, as compared to the prior-year period, due primarily to a higher mix of revenue from lower margin edge compute products and a lower mix of revenue from WLAN products; and

•	FS gross margin increased for the three months ended July 31, 2018, as compared to the prior-year period due primarily to increased revenue from higher asset management activity.
For the nine months ended July 31, 2018, as compared to the prior-year period, total gross margin decreased 0.5 percentage points. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•
Hybrid IT gross margin decreased for the nine months ended July 31, 2018, as compared to the prior-year period, due primarily to a higher mix of lower margin solutions and higher variable compensation expense;

•
Intelligent Edge gross margin remained flat for the nine months ended July 31, 2018, as compared to the prior-year period due to the impact of a one-time tax duty in the prior-year period offset by a higher mix of revenue from lower margin edge compute products.

•
FS gross margin decreased for the nine months ended July 31, 2018, as compared to the prior-year period, due primarily to the combined impact of an increase in the bad debt reserve in the current period and a bad debt reserve release in the prior-year period.

A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.
Operating Expenses
Research and Development
Research and development ("R&D") expense increased by $44 million or 11.3% for the three months ended July 31, 2018, as compared to the prior-year period due to higher variable compensation expense and as we increase investment in new product development in the Hybrid IT and Intelligent Edge segments.
R&D expense increased by $102 million or 9.1%, for the nine months ended July 31, 2018, as compared to the prior-year period, due to higher variable compensation expense and incremental R&D expense related to business acquisitions.
Selling, General and Administrative
Selling, general and administrative expense decreased by $82 million, or 6.4% and by $86 million, or 2.3% for the three and nine months ended July 31, 2018, respectively, as compared to the prior-year periods. The decrease during both periods was due primarily to lower administrative expenses as a result of the HPE Next initiative, partially offset by higher field selling costs and marketing expenses as a result of higher variable compensation expense and unfavorable currency fluctuations. The decrease during the nine months ended July 31, 2018 was also partially offset by higher costs related to business acquisitions.
Amortization of Intangible Assets
For the three months ended July 31, 2018, as compared to the prior-year period, amortization expense decreased by $25 million or 25.8% due to certain intangible assets associated with acquisitions reaching the end of their amortization periods.
For the nine months ended July 31, 2018, as compared to the prior-year period, amortization expense decreased by $13 million, or 5.5%, due to certain intangible assets associated with acquisitions reaching the end of their amortization periods, partially offset by higher amortization expense in the current period related to intangible assets from business acquisitions in fiscal 2017.
Restructuring Charges

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Restructuring charges decreased for the three and nine months ended July 31, 2018, as compared to the prior-year periods, due to the completion of the restructuring plan we announced in September 2015 (the "2015 Plan") in connection with the Separation and the plan initially announced in May 2012 (the "2012 Plan").
Transformation Costs
For the three and nine months ended July 31, 2018, HPE Next transformation costs of $131 million and $499 million, respectively, primarily include restructuring charges related to the HPE Next plan, consulting fees and IT costs, partially offset by the gains from the sales of real estate.
Acquisition and Other Related Charges
Acquisition and other related charges decreased for the three and nine months ended July 31, 2018, as compared to the prior-year periods, due primarily to reduced costs related to retention bonuses and integration activities.
Separation Costs
Separation costs for the three and nine months ended July 31, 2018 represent amounts related to the Seattle and Everett Transactions partially offset by a tax credit related to the Separation.
Separation costs for the three and nine months ended July 31, 2017 represent amounts in connection with the Separation and the Seattle Transaction.
Defined Benefit Plan Settlement Charges and Remeasurement (Benefit)
Defined benefit plan settlement charges and remeasurement (benefit) for the three and nine months ended July 31, 2017 represent adjustments to the net periodic pension benefit cost resulting from the remeasurement of certain Hewlett Packard Enterprise pension plans due to plan separations in connection with the Everett and Seattle Transactions.
Interest and Other, Net
Interest and other, net expense decreased by $23 million and $88 million for the three and nine months ended July 31 2018, respectively, as compared to the prior-year periods. The decrease for the three months ended July 31, 2018 as compared to the prior-year period was due primarily to a gain on the sale of Internet Protocol addresses and lower currency transaction losses. The decrease for the nine months ended July 31, 2018, as compared to the prior-year period, was due primarily to lower currency transaction losses, a gain on the sale of Internet Protocol addresses and the sale of certain tax assets.

Tax Indemnification Adjustments
Tax indemnification income of $2 million and $10 million for the three months ended July 31, 2018 and 2017, respectively, and tax indemnification expense of $1.3 billion and $1 million for the nine months ended July 31, 2018 and 2017, respectively, resulted from the settlement of certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc., and for which we are partially indemnified by HP Inc. under the Tax Matters Agreement.
Earnings (loss) from Equity Interests
Earnings (loss) from equity interests primarily represents our 49% interest in H3C. For the three and nine months ended July 31 2018, earnings from equity interests increased compared to the prior-year periods. For the three month period, the increase in earnings from equity interests is the result of higher net income earned by H3C. For the nine month period, earnings from equity interests increased due primarily to an increase in H3C net earnings in the first quarter and third quarter of fiscal 2018, partially offset by lower H3C net earnings in the second quarter of fiscal 2018.
Provision for Taxes
Our effective tax rate was 2.8% and (128.0)% for the three months ended July 31, 2018 and 2017, respectively, and 1003.9% and 89.9% for the nine months ended July 31, 2018 and 2017, respectively. The effective tax rate for the three months ended July 31, 2018 was impacted by various items discrete to the quarter. The effective tax rate for the nine months ended July 31, 2018 was significantly impacted by the U.S. Tax Cuts and Jobs Act ("Tax Act") and the settlement of certain pre-Separation tax liabilities of HP Inc., for which we are joint and severally liable.
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
Hybrid IT

	Three months ended July 31,
	2018	2017	% Change
	Dollars in millions
Net revenue	$6,243	$6,080	2.7%
Earnings from operations	$661	$482	37.1%
Earnings from operations as a % of net revenue	10.6%	7.9%

	Nine months ended July 31,
	2018	2017	% Change
	Dollars in millions
Net revenue	$18,597	$17,472	6.4%
Earnings from operations	$1,890	$1,672	13.0%
Earnings from operations as a % of net revenue	10.2%	9.6%
The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2018	2017	2018
	Dollars in millions
Compute	$3,510	$3,340	2.8
Storage	887	877	0.2
DC Networking	59	63	(0.1)
Hybrid IT Product	4,456	4,280	2.9
HPE Pointnext	1,787	1,800	(0.2)
Total Hybrid IT	$6,243	$6,080	2.7

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Nine months ended July 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2018	2017	2018
	Dollars in millions
Compute	$10,215	$9,516	4.0
Storage	2,747	2,375	2.1
DC Networking	167	157	0.1
Hybrid IT Product	13,129	12,048	6.2
HPE Pointnext	5,468	5,424	0.2
Total Hybrid IT	$18,597	$17,472	6.4
Three months ended July 31, 2018 compared with three months ended July 31, 2017
Hybrid IT net revenue increased by $163 million, or 2.7% (increased 0.3% on a constant currency basis), for the three months ended July 31, 2018. The increase in Hybrid IT net revenue was due primarily to favorable currency fluctuations and growth in Compute from core ISS products due to higher AUPs and increased market demand for IT products. Partially offsetting these increases was lower revenue in HPE Pointnext and DC Networking. The HPE Next initiative, which includes focusing on high growth and high margin solutions and services is providing a favorable impact to the overall performance of the segment in the current period.
Hybrid IT Product net revenue increased by $176 million, or 4%, with growth of 5% and 1% in Compute and Storage, respectively, while net revenue decreased by 6% in DC Networking.

•
The net revenue increase in Compute was due primarily to favorable currency fluctuations and growth in core ISS products. Mission-critical servers ("MCS") also experienced a net revenue increase for the period. The increase in Compute net revenue was partially offset by a decline in Tier-1 server sales as we continue to exit less profitable product categories. The growth in core ISS revenue was driven by an increase in AUPs across core products due to several factors including Generation 10 servers representing a higher mix of overall core ISS server products, the cost of certain commodities and improved server configurations. The increase in AUPs was partially offset by a decline in unit shipments, primarily in the rack, tower and blade categories. MCS revenue increased as a result of higher revenue from NonStop products.

•
The net revenue increase in Storage was due to favorable currency fluctuations. Revenue in converged storage increased due to growth in big data products partially offset by lower revenue from All-Flash Array and HPE Nimble Storage products. Traditional storage revenue increased due to growth in networking products.

•	Lower revenue in DC Networking was due primarily to a decline in switching products partially offset by favorable currency fluctuations.
HPE Pointnext net revenue decreased by $13 million, or 1%, due to a revenue decline in Advisory and Professional Services in part as a result of our HPE Next initiative to streamline our go-to-market approach in certain countries. This revenue decline was partially offset by growth in Operational Services and Communication and Media Services and favorable currency fluctuations. The revenue increase in Operational Services was due primarily to growth in HPE Datacenter Care and HPE Proactive Care support, partially offset by a reduction in support for legacy server and storage solutions.
Hybrid IT earnings from operations as a percentage of net revenue increased by 2.7 percentage points for the three months ended July 31, 2018, as compared to the prior-year period. The increase was due to a higher gross margin and lower operating expenses as a percentage of net revenue. The increase in gross margin was due to multiple factors including: a lower mix of revenue from Tier-1 server sales, as we streamline the business to focus on high margin solutions, higher AUPs in Compute from core ISS products, favorable currency impacts and the moderation of recent price increases for DRAM, partially offset by a higher mix of lower margin solutions in HPE Pointnext. Operating expenses as a percentage of net revenue decreased as a result of cost reduction and streamlining initiatives, and cost efficiencies resulting from the integration of recent business combinations partially offset by higher variable compensation expense.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Nine months ended July 31, 2018 compared with nine months ended July 31, 2017
Hybrid IT net revenue increased by $1.1 billion, or 6.4% (increased 4.1% on a constant currency basis), for the nine months ended July 31, 2018. The increase in Hybrid IT net revenue was due primarily to growth in Compute from core ISS due to higher AUPs and increased market demand for IT products, favorable currency fluctuations and incremental revenue from HPE Nimble Storage.
Hybrid IT Product net revenue increased by $1.1 billion, or 9%, with growth of 7% in Compute, 16% in Storage and 6% in DC Networking.

•
The net revenue increase in Compute was due primarily to growth in ISS, favorable currency impacts and growth in MCS. ISS revenue increased due to growth in core ISS, primarily in the rack server category, partially offset by a decline in Tier-1 server sales. The growth in core ISS revenue was driven by higher AUPs, primarily in the rack category, in part as they include the cost of certain commodities, partially offset by a unit decline in the tower, rack and blade categories.

•
The net revenue increase in Storage was driven by growth in our converged and traditional storage products. Converged storage revenue growth was due primarily to revenue from HPE Nimble Storage and growth in big data and All-Flash Array products. Traditional storage revenue increased as a result of growth in networking and MSA products.

•	Higher revenue in DC Networking was due primarily to growth in switching products.
HPE Pointnext net revenue increased by $44 million, or 1%, due primarily to favorable currency fluctuations and revenue growth in Operational Services, partially offset by a revenue decline in Advisory and Professional Services and Communications and Media Services. Revenue in Operational Services increased due to growth in HPE Datacenter Care and HPE Proactive Care support solutions, partially offset by a reduction in support for legacy server and storage solutions.
Hybrid IT earnings from operations as a percentage of net revenue increased by 0.6 percentage points for the nine months ended July 31, 2018, as compared to the prior-year period. The increase was due to a decrease in operating expenses as a percentage of net revenue partially offset by a decline in gross margin. The gross margin decline was due primarily to a higher mix of lower margin solutions and higher variable compensation expense. The gross margin decline was partially offset by a lower mix of revenue from lower margin Tier-1 server sales. Operating expenses as a percentage of net revenue decreased due to lower expenses as a result of cost reduction and streamlining initiatives partially offset by higher variable compensation expense.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Intelligent Edge

	Three months ended July 31,
	2018	2017	% Change
	Dollars in millions
Net revenue	$785	$711	10.4%
Earnings from operations	$91	$104	(12.5)%
Earnings from operations as a % of net revenue	11.6%	14.6%

	Nine months ended July 31,
	2018	2017	% Change
	Dollars in millions
Net revenue	$2,115	$1,887	12.1%
Earnings from operations	$155	$166	(6.6)%
Earnings from operations as a % of net revenue	7.3%	8.8%

The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2018	2017	2018
	Dollars in millions
HPE Aruba Product	$706	$642	9.0
HPE Aruba Services	79	69	1.4
Total Intelligent Edge	$785	$711	10.4

	Nine months ended July 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2018	2017	2018
	Dollars in millions
HPE Aruba Product	$1,890	$1,683	11.0
HPE Aruba Services	225	204	1.1
Total Intelligent Edge	$2,115	$1,887	12.1

Three months ended July 31, 2018 compared with three months ended July 31, 2017
Intelligent Edge net revenue increased by $74 million, or 10.4% (increased 8.0% on a constant currency basis), for the three months ended July 31, 2018. The increase in Intelligent Edge net revenue was due primarily to a net increase in HPE Aruba Product revenue of $64 million, or 10%. The increase in HPE Aruba Product revenue was due primarily to revenue growth in campus switching products as a result of increased sales of legacy HPE campus switching products into the Aruba customer base leading to growth across all regions, as well as revenue growth in our edge computing technology products, partially offset by a decline in revenue from WLAN products. HPE Aruba Services net revenue increased by $10 million, or 14%, due primarily to services attach on a growing product installed base.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Intelligent Edge earnings from operations as a percentage of net revenue decreased 3.0 percentage points for the three months ended July 31, 2018 due to a decrease in gross margin and an increase in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to a higher mix of revenue from lower margin edge compute products and a lower mix of revenue from WLAN products partially offset by favorable currency fluctuations. The increase in operating expenses as a percentage of net revenue was due primarily to higher R&D and field selling costs.
Nine months ended July 31, 2018 compared with nine months ended July 31, 2017
Intelligent Edge net revenue increased by $228 million, or 12.1% (increased 9.6% on a constant currency basis), for the nine months ended July 31, 2018. The increase in Intelligent Edge net revenue was due primarily to a net increase in HPE Aruba Product revenue of $207 million, or 12%. The increase in HPE Aruba Product revenue was due primarily to revenue growth in campus switching products as a result of increased sales of legacy HPE campus switching products into the Aruba customer base leading to growth across all regions, as well as revenue growth in our edge computing technology products, partially offset by a decline in revenue from WLAN products. HPE Aruba Services net revenue increased by $21 million, or 10%, due primarily to services attach on a growing product installed base.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 1.5 percentage points for the nine months ended July 31, 2018. The decrease was due to a flat gross margin and an increase in operating expenses as a percentage of net revenue. The gross margin was impacted by a one-time tax duty in the prior-year period offset by a higher mix of revenue from lower margin edge compute products. The increase in operating expenses as a percentage of net revenue was due primarily to higher R&D and field selling costs.
Financial Services

	Three months ended July 31,
	2018	2017	% Change
	Dollars in millions
Net revenue	$928	$897	3.5%
Earnings from operations	$73	$69	5.8%
Earnings from operations as a % of net revenue	7.9%	7.7%

	Nine months ended July 31,
	2018	2017	% Change
	Dollars in millions
Net revenue	$2,732	$2,592	5.4%
Earnings from operations	$217	$222	(2.3)%
Earnings from operations as a % of net revenue	7.9%	8.6%

Three months ended July 31, 2018 compared with three months ended July 31, 2017
FS net revenue increased by $31 million, or 3.5% (increased 2.6% on a constant currency basis), for the three months ended July 31, 2018. The increase in net revenue was due primarily to higher asset management revenue from lease buyouts, end-of-lease monthly rentals and lease extensions, along with favorable foreign currency fluctuations, partially offset by a decrease in rental revenue due to lower average operating leases.
FS earnings from operations as a percentage of net revenue increased 0.2 percentage points for the three months ended July 31, 2018 due to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to higher asset management activity related to lease extensions, buyouts and higher margins on remarketing sales, partially offset by higher bad debt expense. Operating expenses as a percentage of net revenue increased due primarily to higher marketing expenses.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Nine months ended July 31, 2018 compared with nine months ended July 31, 2017
FS net revenue increased by $140 million, or 5.4% (increased 2.6% on a constant currency basis), for the nine months ended July 31, 2018. The increase in net revenue was due primarily to favorable foreign currency fluctuations and higher asset management revenue from end-of-lease monthly rentals, remarketing sales and lease extensions, partially offset by a decrease in rental revenue due to lower average operating leases.
FS earnings from operations as a percentage of net revenue decreased 0.7 percentage points for the nine months ended July 31, 2018 due to an increase in operating expenses as a percentage of net revenue and a decrease in gross margin. Operating expenses as a percentage of net revenue increased due primarily to higher marketing, administrative and field selling costs. The decrease in gross margin was due primarily to the combined impact of an increase in the bad debt reserve in the current period and a bad debt reserve release in the prior-year period, which was partially offset by favorable foreign currency fluctuations, higher asset management activity related to lease extensions and higher margins on lease buyouts and remarketing sales.
Financing Volume

	Three months ended July 31,		Nine months ended July 31,
	2018	2017	2018	2017
	In millions
Total financing volume	$1,658	$1,448	$4,636	$4,337
New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased 14.5% and 6.9% for the three and nine months ended July 31, 2018, respectively, as compared to the prior-year periods. The increase was primarily driven by higher financing associated with third-party product sales and related service offerings.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	July 31, 2018	October 31, 2017
	Dollars in millions
Financing receivables, gross	$8,115	$7,844
Net equipment under operating leases	4,311	4,413
Capitalized profit on intercompany equipment transactions	534	656
Intercompany leases	85	115
Gross portfolio assets	13,045	13,028
Allowance for doubtful accounts(1)	103	86
Operating lease equipment reserve	55	49
Total reserves	158	135
Net portfolio assets	$12,887	$12,893
Reserve coverage	1.2%	1.0%
Debt-to-equity ratio(2)	7.0x	7.0x

(1)	Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(2)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.6 billion and $11.2 billion at July 31, 2018 and October 31, 2017, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at July 31, 2018 and October 31, 2017 was $1.7 billion and $1.6 billion, respectively.

At July 31, 2018 and October 31, 2017, FS cash and cash equivalents balances were approximately $925 million and $873 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net portfolio assets at July 31, 2018 remained flat when compared to October 31, 2017.
FS bad debt expense includes charges to general reserves and specific reserves for sales-type, direct-financing and operating leases. For the three and nine months ended July 31, 2018, FS recorded net bad debt expense of $22 million and $56 million, respectively. For the three and nine months ended July 31, 2017, FS recorded net bad debt expense of $13 million and $31 million respectively. The prior-year included the release of previously recorded bad debt reserves in the first quarter of fiscal 2017.
Corporate Investments

	Three months ended July 31,
	2018	2017	% Change(1)
	Dollars in millions
Net revenue	$—	$—	NM
Loss from operations	$(24)	$(24)	—%
Loss from operations as a % of net revenue(1)	NM	NM	NM

(1)	"NM" represents not meaningful.

	Nine months ended July 31,
	2018	2017	% Change(1)
	Dollars in millions
Net revenue	$(1)	$—	NM
Loss from operations	$(67)	$(85)	(21.2)%
Loss from operations as a % of net revenue(1)	NM	NM	NM

(1)	"NM" represents not meaningful.
For the nine months ended July 31, 2018, as compared to the prior-year period, Corporate Investments loss from operations decreased by $18 million, or 21.2%, due to lower spending in Hewlett Packard Labs.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions, restructuring activities, remaining divestiture transaction costs, including indemnifications, transformation costs, maturing debt, interest payments, and income tax payments, in addition to any future investments and any future share repurchases, and future stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I.
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
In connection with the share repurchase program previously authorized by our Board of Directors, during the first nine months of fiscal 2018, we repurchased an aggregate amount of $2.6 billion. On February 21, 2018, our Board of Directors authorized an additional $2.5 billion under the share repurchase program. On February 22, 2018, we announced an increase to the regular quarterly dividend from $0.075 per share to $0.1125 per share, which was effective in the third quarter of fiscal 2018. For more information on our share repurchase program, refer to Item 2. Unregistered Sales of Equity Securities in Part II. Other Information.
Liquidity
Our historical statements of cash flows represent the combined cash flows and metrics of HPE and have not been revised to reflect the effect of discontinued operations. For further information on discontinued operations, refer to Note 2, "Discontinued Operations".
Our key cash flow metrics were as follows:

	Nine months ended July 31,
	2018	2017
	In millions
Net cash provided by operating activities	$1,638	$504
Net cash used in investing activities	(1,683)	(4,424)
Net cash used in financing activities	(4,341)	(1,310)
Net decrease in cash and cash equivalents	$(4,386)	$(5,230)
Operating Activities
For the nine months ended July 31, 2018, net cash provided by operating activities increased by $1.1 billion, as compared to the prior-year period. The increase was due primarily to a payment of $1.9 billion for pension funding in connection with the Everett Transaction in the prior-year period partially offset by higher cash usage for net working capital management and financing receivables in the current period.
Working capital metrics for the three months ended July 31, 2018 compared with the three months ended July 31, 2017
Our key working capital metrics have been revised to reflect the effect of discontinued operations and were as follows:

	Three months ended July 31,
	2018	2017	Change
Days of sales outstanding in accounts receivable ("DSO")	34	39	(5)
Days of supply in inventory ("DOS")	46	36	10
Days of purchases outstanding in accounts payable ("DPO")	(103)	(96)	(7)
Cash conversion cycle	(23)	(21)	(2)
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in fiscal 2017, DSO declined due to a lower accounts receivable balance as a result of an increase in early payments and factoring, and a reduction in customers on extended payments terms.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2017, the increase in DOS was due primarily to higher levels of strategic commodities inventory to support customer demand, increases in memory component costs, particularly DRAM, and higher inventory of server solutions which have longer time-to-shipment cycles.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2017, the increase in DPO was primarily the result of increased inventory purchases to support customer demand, higher commodity costs and an extension of payment terms with our suppliers.
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms (including extended payment terms from suppliers), the extent of receivables factoring, seasonal trends, the timing of revenue recognition and inventory purchases within the period, acquisition activity and the impact of increased commodity costs.
Investing Activities
For the nine months ended July 31, 2018, net cash used in investing activities decreased by $2.7 billion, as compared to the corresponding period in fiscal 2017. The decrease was due primarily to payments of $2.1 billion in the prior period in connection with business acquisitions and in the current period a decrease of $0.4 billion of cash used for investments in property, plant and equipment, net of proceeds from sales.
Financing Activities
For the nine months ended July 31, 2018, as compared to the corresponding period in fiscal 2017, net cash used in financing activities increased by $3.0 billion. The increase was due primarily to a $3.0 billion cash dividend from Everett in the prior period, higher cash used in the current period for share repurchase activity of $0.6 billion, partially offset by cash and cash equivalents transferred to Everett of $0.5 billion in the prior period and cash and cash equivalents of $0.2 billion transferred from Seattle in the current period.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and our cost of capital and targeted capital structure.
On June 29, 2018 we redeemed $1.6 billion face value of $2.65 billion Senior Notes with an original maturity date of October 5, 2018. During the first nine months of fiscal 2018, we issued $17.0 billion and repaid $16.9 billion of commercial paper. For more information on our borrowings, see Note 13, "Borrowings".
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
Available Borrowing Resources
As of July 31, 2018, we had the following additional liquidity resources available if needed:

As of July 31, 2018
In millions
Commercial paper programs	$4,058
Uncommitted lines of credit	$1,299
CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
Our contractual obligations have not changed materially since October 31, 2017. For further information see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
Retirement and Post-Retirement Benefit Plan Funding
For the remainder of fiscal 2018, we anticipate making contributions of approximately $41 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 6, "Retirement and Post-Retirement Benefit Plans".
Restructuring Plans
As of July 31, 2018, we expect to make future cash payments of approximately $0.6 billion in connection with our approved restructuring plans, which includes $0.2 billion expected to be paid through the remainder of fiscal 2018 and $0.4 billion expected to be paid through fiscal 2021. For more information on our restructuring activities, see Note 4, "Restructuring", and Note 5, "HPE Next".
Uncertain Tax Positions
As of July 31, 2018, we had approximately $1.6 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $113 million to be paid within one year. For the remaining amounts, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 7, "Taxes on Earnings".
Cross-indemnification with HP Inc., DXC and Micro Focus
As of July 31, 2018, we had approximately $183 million of recorded liabilities, offset with $170 million of recorded receivables pertaining to income tax indemnifications with HP Inc. These liabilities include $78 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with HP Inc. might occur due to the uncertainties related to the underlying tax matters. Payments of these obligations would result from settlements under the Tax Matters Agreement with HP Inc. For further details related to our tax indemnification balances, see Note 17, "Indemnifications". For details on the Separation and Distribution Agreements and Tax Matters Agreements with HP Inc., DXC and Micro Focus, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the first nine months of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 16, "Litigation and Contingencies".
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (May 2018)	19,536	$17.02	19,536	$6,299,228
Month #2 (June 2018)	19,927	$15.59	19,927	$5,988,591
Month #3 (July 2018)	19,093	$15.32	19,093	$5,695,989
Total	58,556	$15.98	58,556
During the three months ended July 31, 2018, the Company repurchased and settled 59 million shares of the Company's common stock, which included 1.4 million shares that were unsettled open market purchases as of April 30, 2018. Additionally, as of July 31, 2018, the Company had unsettled open market repurchases of 1.5 million shares. Shares repurchased during the quarter were recorded as a $935 million reduction to stockholders' equity. During the nine months ended July 31, 2018, the Company repurchased and settled 160 million shares of the Company's common stock, which included 1.7 million shares that were unsettled open market purchases as of October 31, 2017. Shares repurchased during the nine months ended July 31, 2018 were recorded as a $2.6 billion reduction to stockholders' equity.
On October 13, 2015, our Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion, $5.0 billion and $2.5 billion on May 24, 2016, October 16, 2017, and February 21, 2018, respectively. As of July 31, 2018, the Company had a remaining authorization of $5.7 billion for future share repurchases. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. Share repurchases settled in the third quarter of fiscal 2018 were open market repurchases.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 61 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.8	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.9	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.10	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.11	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.12	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.13	First Amendment to the Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.14	First Amendment to the Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.15	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017

2.16	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017
2.17	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017
2.18	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (Incorporated by reference to Exhibit 2.2 to DXC Technology Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2017.)	8-K	001-38033	2.2	April 6, 2017
2.19	Intellectual Property Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.20	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.21	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.22	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.23	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.24	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.2	September 1, 2017
2.25	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.3	September 1, 2017
2.26	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.4	September 1, 2017
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.2	March 20, 2017
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015

4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.10	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.10	October 13, 2015
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.11	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.13	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029	10-K	001-04423	4.13	December 17, 2015
4.14	Hewlett Packard Enterprise 401(k) Plan	S-8	333-207680	4.3	October 30, 2015
4.15	Term Loan Agreement, dated as of December 16, 2016, by and among Everett SpinCo, Inc., the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent	8-K	001-37483	10.1	December 22, 2016

4.16	Tenth Supplemental Indenture, dated as of September 20, 2017, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 2.100% notes due 2019	8-K	001-37483	4.1	September 20, 2017
4.17	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A.	S-3ASR	333-222102	4.5	December 15, 2017
10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan	10	001-37483	10.2	September 28, 2015
10.3	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.4	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.5	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.6	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.7	Form of Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.5	November 5, 2015
10.8	Form of Performance-Adjusted Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.6	November 5, 2015
10.9	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.10	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.11	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.12	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.13	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
10.14	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.15	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.16	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.17	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-207679	4.3	March 6, 2017
10.18	Nimble Storage, Inc. 2008 Equity Incentive Plan*	S-8	001-37483	4.3	April 18, 2017
10.19	Nimble Storage, Inc. 2013 Equity Incentive Plan*	S-8	001-37483	4.4	April 18, 2017
10.20	SimpliVity Corporation 2009 Stock Plan*	S-8	001-37483	4.3	April 24, 2017
10.21	Silicon Graphics International Corp. 2014 Omnibus Incentive Plan, as amended*	10-Q	000-51333	10.1	January 29, 2016
10.22	Silicon Graphics International Corp. 2006 New Recruit Equity Incentive Plan, as amended and restated*	10-K	000-51333	10.48	February 28, 2007
10.23	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.24	Silicon Graphics International Corp. 2005 Non-Employee Directors’ Stock Option*	S-1	000-51333	10.10	February 4, 2005

10.25	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	October 31, 2017
10.26	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	October 31, 2017
10.27	Amendment to Hewlett Packard Enterprise Executive Deferred Compensation Plan‡*	10-Q	001-37483	10.27	June 7, 2018
10.28	Plexxi Inc. 2011 Stock Plan	S-8	333-226181	4.3	July 16, 2018
10.29	Amended and Restated Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan‡
10.30	Form of Restricted Stock Units Grant Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

*	Indicates management contract or compensation plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith
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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TIMOTHY C. STONESIFER
Timothy C. Stonesifer Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: September 4, 2018