Form 10-K
period 2018-10-31
Hewlett Packard Enterprise Co
filed 2018-12-12
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revise financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $25,624,852,116 based on the last sale price of common stock on April 30, 2018.
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of November 30, 2018 was 1,398,678,425 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2018 are incorporated by reference into Part III of this Report.
III

Hewlett Packard Enterprise Company
Form 10-K
For the Fiscal Year ended October 31, 2018

Forward-Looking Statements
This Annual Report on Form 10-K, including "”Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, the impact of the U.S. Tax Cuts and Job Act of 2017, including the effect on deferred tax assets and the one-time transition tax on unremitted foreign earnings, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, as well as the execution of transformation and restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former Parent; risks associated with Hewlett Packard Enterprise's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; and the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of Hewlett Packard Enterprise's business) and the anticipated benefits of the transformation and restructuring plans; the effects of the U.S. Tax Cuts and Jobs Act and related guidance and regulations that may be implemented; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of this report and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's other filings with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

PART I
ITEM 1. Business
We are a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze and act upon data seamlessly from edge to cloud. We enable customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Our legacy dates back to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers.
On November 1, 2015, HP Inc. ("former Parent"), formerly known as Hewlett-Packard Company ("HPE Co.") spun-off Hewlett Packard Enterprise Company ("we", "us", "our", "Hewlett Packard Enterprise", "HPE", or "the Company") pursuant to a separation agreement (the "Separation and Distribution Agreement") (collectively the "Separation"). To effect the spin-off, HP Inc. distributed all of the shares of Hewlett Packard Enterprise Company ("HPE") common stock owned by HP Inc. to its stockholders on November 1, 2015. Holders of HP Inc. common stock received one share of Hewlett Packard Enterprise Company stock for every share of HP Inc. stock held as of the record date. As a result of the Separation, we now operate as an independent, publicly-traded company.
Separation Transactions
On April 1, 2017, we completed the separation and merger of our Enterprise Services business with Computer Sciences Corporation (“CSC”) (collectively, the “Everett Transaction”). The Everett Transaction was accomplished by a series of transactions among CSC, HPE, Everett SpinCo, Inc. (a wholly-owned subsidiary of HPE) (“Everett”), and New Everett Merger Sub Inc., a wholly-owned subsidiary of Everett (“Merger Sub”). We transferred the Enterprise Services business to Everett and distributed all of the shares of Everett to HPE stockholders. Following the distribution of shares, the Merger Sub merged with and into CSC, which became a wholly-owned subsidiary of Everett. At the time of the merger, Everett changed its name to DXC Technology Company (“DXC”).

On September 1, 2017, we completed the separation and merger of our Software business segment with Micro Focus International plc (“Micro Focus”) (collectively, the “Seattle Transaction”). The Seattle Transaction was accomplished by a series of transactions among HPE, Micro Focus, Seattle SpinCo, Inc. (a wholly-owned subsidiary of HPE) (“Seattle”), and Seattle MergerSub, Inc., an indirect wholly-owned subsidiary of Micro Focus (“Merger Sub”). We transferred the Software business to Seattle and distributed all of the shares of Seattle to HPE stockholders. Following the distribution of shares, the Merger Sub merged with and into Seattle which became an indirect, wholly-owned subsidiary of Micro Focus.
With the completion of the Everett and Seattle Transactions, we have reclassified the historical financial results of our former Enterprise Services segment ("former ES segment") and our former Software segment to Net loss from discontinued operations in our Consolidated Statements of Earnings, and to assets and liabilities of discontinued operations in our Consolidated Balance Sheets.
HPE Next
During the third quarter of fiscal 2017, we launched an initiative called HPE Next, through which we are in the process of putting in place a purpose-built company designed to compete and win in the markets where we participate. Through this initiative, we are simplifying our operating model and the way we work, streamlining our offerings and business processes to improve our execution. More importantly, we will continue to shift our investments in innovation towards high growth and higher margin solutions and services.
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
Our Strategy
HPE’s strategy is to accelerate our customers’ enterprises from edge to cloud, helping them connect all of their data, edge and cloud environments. Our capabilities focused on technology, people and economics will enable our customers' digital transformation.

First, we are focused on the transformation of our customers’ technology for an edge-centric, cloud-enabled, data-driven world. We help our customers create a software-defined, hybrid operating model that spans any cloud to multi-cloud, on and off-premises and the edge so they can create and deliver everything-as-a-service dynamically, everywhere.
Second is transformation of our customers' people and processes by creating a culture of growth and innovation. The hardest part of any digital transformation involves people, their skills, processes and culture. That’s why we built a new kind of services organization with HPE Pointnext to help our customers at every step of their unique journey. HPE Pointnext draws on the expertise of approximately 22,000 specialists worldwide to support customers across Operational Services and Advisory and Professional Services. These teams collaborate with businesses worldwide to speed their adoption of emerging technologies, including cloud computing and hybrid IT, big data and analytics, the intelligent edge, and the Internet of Things ("IoT").
Third is transformation of our customers’ economics and technology investment strategy. One of the most underappreciated aspects of any digital transformation is our customers’ financial strategy. Capital trapped in underutilized fixed assets is a barrier to speed and innovation. With HPE Financial Services we provide the right strategies and as-a-service consumption models to optimize IT investments.
Our Business Segments, Products and Services
We organize our business into the following four segments:

•
Hybrid IT provides a broad portfolio of services-led and software-enabled infrastructure and solutions including secure, software-defined servers, storage, data center networking and HPE Pointnext services, thereby combining HPE's hardware, software and services capabilities to make Hybrid IT simple for its customers.

•
Intelligent Edge is comprised of enterprise networking and security solutions for businesses of any size, offering secure connectivity for campus and branch environments, operating under the Aruba brand.

•	Financial Services ("FS") enables flexible IT consumption models, financial architectures and customized investment solutions for our customers.

•	Corporate Investments includes Hewlett Packard Labs and certain business incubation projects.
A summary of our net revenue, earnings from operations and assets for our segments can be found in Note 3, "Segment Information", to our Consolidated Financial Statements in Item 8 of Part II. A discussion of certain factors potentially affecting our operations is set forth in Item 1A, "Risk Factors."
Hybrid IT
Hybrid IT provides a broad portfolio of services-led and software-enabled infrastructure and solutions including secure, software-defined servers, storage, data center networking and HPE Pointnext services, thereby combining HPE's hardware, software and services capabilities to make Hybrid IT simple for its customers. Described below are the business units capabilities within Hybrid IT.

•	Hybrid IT Product includes Compute, Storage, and Data Center Networking ("DC Networking").

◦
Compute. We offer both Industry Standard Servers ("ISS"), which are general purpose servers for multi-workload computing, as well as Mission Critical Servers ("MCS"), which are servers optimized for particular workloads, to address the full array of the customers' computing needs. Our general purpose servers include the HPE ProLiant, secure and versatile rack and tower servers; HPE BladeSystem, a modular infrastructure that converges server, storage and networking; and HPE Synergy, a composable infrastructure for traditional and cloud-native applications. Our workload optimized server portfolio includes the HPE Apollo for high performance computing and artificial intelligence, HPE Cloudline for cloud data centers, HPE Edgeline for computing at the network edge, HPE Integrity for mission-critical applications, and HPE SimpliVity, a hyper-converged platform for virtualization.

◦
Storage. With storage offerings that are AI-driven and built for cloud environments with as-a-service consumption and flexible investment options, HPE provides the right workload optimized destinations for data.  Powered by HPE InfoSight advanced analytics and machine learning and HPE Cloud Volumes data mobility, HPE delivers intelligent storage for hybrid cloud environments so that customers can unlock data’s full potential and derive business insights. Key solutions include HPE 3PAR Storage and HPE Nimble Storage all-flash arrays for mission critical workloads and general purpose workloads, respectively, and big data solutions running on HPE Apollo Servers. Storage also provides comprehensive data protection with

HPE StoreOnce and HPE Recovery Manager Central, solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE MSA and HPE XP.

◦
DC Networking. Our offerings include top-of-rack switches, core switches, and open networking switches. We offer a full stack of networking solutions that deliver open, scalable, secure and agile solutions, by enabling programmable fabric, network virtualization, and network management products.

•
HPE Pointnext creates preferred IT experiences that power the digital business. The HPE Pointnext team and our extensive partner network provide value across the IT life cycle delivering advice, transformation projects, professional services, support services and operational services for Hybrid IT and the Intelligent Edge. HPE Pointnext is also a provider of on-premises flexible consumption models, such as HPE GreenLake, that enable IT agility, simplify operations and align cost to business value. HPE Pointnext offerings includes Operational Services, Advisory and Professional Services, and Communication and Media Solutions ("CMS").

Intelligent Edge
The Intelligent Edge business is comprised of enterprise networking and security solutions for businesses of any size, offering secure connectivity for campus and branch environments, operating under the Aruba brand. The primary business drivers for Intelligent Edge solutions are mobility and IoT.

◦
HPE Aruba Product includes wired and wireless local area network hardware products such as Wi-Fi access points, switches, routers, sensors, and software products that include network management, network access control, analytics and assurance, and location services software.

◦	HPE Aruba Services offers professional and support services for the Intelligent Edge portfolio of products.
 Financial Services
       Financial Services provides flexible investment solutions, such as leasing, financing, IT consumption, and utility programs and asset management services, for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software and services from Hewlett Packard Enterprise and others. In order to provide flexible services and capabilities that support the entire IT life cycle, FS partners with customers globally to help build investment strategies that enhance their business agility and support their business transformation. FS offers a wide selection of investment solution capabilities for large enterprise customers and channel partners, along with an array of financial options to SMBs and educational and governmental entities.
Corporate Investments
Corporate Investments includes Hewlett Packard Labs and certain business incubation projects.
Our Strengths
We believe that we possess a number of competitive advantages that distinguish us from our competitors, including:
Strong solutions portfolio for the data center, cloud and intelligent edge. We combine our software-defined infrastructure and services capabilities to provide what we believe is the strongest portfolio of enterprise solutions in the IT industry. Our ability to deliver a comprehensive IT strategy-from the cloud to the data center to the intelligent edge, through our high-quality products and high-value consulting and support services in a single package-is one of our principal differentiators.
Multi-year innovation roadmap. We have been in the technology and innovation business for over 75 years. Our vast intellectual property portfolio and global research and development capabilities are part of a broader innovation roadmap designed to help organizations take advantage of the expanding amount of data available and leverage the latest technology developments like cloud, artificial intelligence, and cybersecurity to drive business outcomes now and in the future.
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

Experienced leadership team with track record of successful performance. Our management team has an extensive track record of performance and execution. We are led by our President and Chief Executive Officer, Antonio Neri, who has proven experience in developing transformative business models, building global brands and driving sustained growth and expansion in the technology industry. Mr. Neri's experience includes over 20 years combined at HPE and HP Co. in various leadership positions. Our senior management team has many years of experience in our industry and possesses extensive knowledge of and experience in the enterprise IT business and the markets in which we compete. Moreover, we have a deep bench of management and technology talent that we believe provides us with an unparalleled pipeline of future leaders and innovators.
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

The mix of our business conducted by direct sales or channel differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing and distribution efforts accordingly. We are focused on driving the depth and breadth of our coverage, in addition to identifying efficiencies and productivity gains, in both our direct and indirect businesses. For example, through our HPE Next initiative, we are in the process of reducing the number of countries in which we have a direct sales presence, while simultaneously migrating to a channel-only model in the remaining countries. We typically assign an account manager to manage relationships across our business with large enterprise customers. The account manager is supported by a team of specialists with product and services expertise. For other customers and for consumers, our businesses collaborate to manage relationships with commercial resellers targeting SMBs where appropriate.
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
Historically, we have utilized two primary methods of fulfilling demand for products: building products to order and configuring products to order. We build products to order to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Alternatively, configuring products to order enables units to match a customer's particular hardware and software customization requirements. To streamline and simplify our operations and reduce our costs, through our HPE Next initiative, we will reduce the number of active configurations that we will sell to our customers. Our inventory management and distribution practices in both, building products to order and configuring products to order seek to minimize inventory holding periods by taking delivery of the inventory and manufacturing shortly before the sale or distribution of products to our customers.
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
Like other participants in the IT industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. From time to time, we may experience significant price volatility or supply constraints for certain components that are not available from multiple sources due to certain events taking place where our suppliers are geographically concentrated. When necessary, we are often able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on our gross margin, but does not generally disrupt production. We may also acquire component inventory in anticipation of supply constraints, or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. See "Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers properly."
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
A summary of our domestic and international results is set forth in Note 3, "Segment Information", to our Consolidated Financial Statements in Item 8 of Part II. Approximately 67% of our overall net revenue in fiscal 2018 came from outside the United States.
For a discussion of certain risks attendant to our international operations, see "Risk Factors—Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses, and financial condition," and "—We are exposed to fluctuations in foreign currency exchange rates" in Item 1A, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A and Note 14, "Financial Instruments", to our Consolidated Financial Statements in Item 8 of Part II, which are incorporated herein by reference.
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
Expenditures for research and development were $1.7 billion in fiscal 2018, $1.5 billion in fiscal 2017 and $1.7 billion in fiscal 2016. We anticipate that we will continue to have significant research and development expenditures in the future to support the design and development of innovative, high-quality products, services and solutions to maintain and enhance our competitive position. For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot successfully execute our go-to-market strategy and continue to develop, manufacture and market innovative products, services and solutions, our business and financial performance may suffer" in Item 1A.
Patents
Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At present, our worldwide patent portfolio includes approximately 16,000 issued and pending patents.
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
The markets in which we compete are characterized by strong competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Most product life cycles are relatively short, and to remain competitive we must develop new products and services, continuously enhance our existing products and services and compete effectively on the basis of the factors listed above, among others. In addition, we compete with many of our current and potential partners, including OEMs that design, manufacture and market their products under their own brand names. Our successful management of these competitive partner relationships is critical to our future success. Moreover, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive.
The competitive environments in which each segment operates are described below:
Hybrid IT operates in the highly competitive data center infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors include technology vendors such as Dell Technologies Inc., Cisco Systems, Inc., NetApp, Inc., Lenovo Group Ltd., International Business Machines Corporation, Huawei Technologies Co. Ltd., Amazon.com, Inc., Oracle Corporation, Fujitsu Limited, Juniper Networks, Inc., Inspur Co., Ltd., Hitachi Ltd., Extreme Networks, Inc., Pure Storage, Inc., VMware, Nutanix, Inc., Google Inc., and Rackspace Inc. In certain regions, we also experience competition from local companies and from generically branded or "white-box" manufacturers. Our strategy is to deliver superior products, high-value technology support services and differentiated integrated solutions that combine our infrastructure, software and services capabilities. Our competitive advantages include our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
Intelligent Edge operates in the highly competitive networking and connectivity infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors include technology vendors such as Cisco Systems, Inc., Extreme Networks, Inc., Juniper Networks, Inc., Aerohive Networks, Inc., Fortinet, Inc., Ruckus Wireless, Inc., Arista Networks, Inc., Dell Technologies Inc., and Huawei Technologies Co. Ltd. Our strategy is to deliver superior enterprise wired and wireless local-area networking components and software, high-value technology support services and differentiated integrated solutions that combine our infrastructure, software and services capabilities. Our competitive advantages include our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
Financial Services.    In our financing business, our competitors are captive financing companies, such as IBM Global Financing, as well as banks and other financial institutions. We believe our competitive advantage over banks and other financial institutions in our financing business is our ability to deliver flexible investment solutions and expertise that help customers and other partners create unique technology deployments based on specific business needs.

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
Many of our products are subject to various federal, state, local, and foreign laws governing chemical substances in products and their safe use, including laws restricting the presence of certain substances in electronics products and in some cases, laws regulating the manufacture and distribution of chemical substances. Some of our products and services also are, or may in the future be, subject to requirements applicable to their energy consumption. In addition, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to recycling and reuse of materials as part of the transition to a circular economy, the chemical and materials composition of our products, appropriate product packaging and labeling, their safe use and their energy efficiency, including requirements relating to climate change. We are also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including servers and networking equipment, financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). In the event our products become non-compliant with these laws, our products could be restricted from entering certain jurisdictions and we could face other sanctions, including fines.
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
Employees
We had approximately 60,000 employees as of October 31, 2018.
Additional Information
Intel®, Itanium®, and Intel® Itanium® are trademarks of Intel Corporation in the United States and other countries. AMD is a trademark of Advanced Micro Devices, Inc.
Executive Officers
The following are our current executive officers:
Antonio Neri; age 51; President and Chief Executive Officer
Mr. Neri has served as President and Chief Executive Officer at Hewlett Packard Enterprise since June 2017 and February 2018, respectively. Prior to that, Mr. Neri served as Executive Vice President and General Manager, Enterprise Group from November 2015 to June 2017. Prior to that, Mr. Neri served as Senior Vice President and General Manager, Enterprise Group at HP Co. from October 2014 to November 2015. Previously, he served as Senior Vice President and General Manager of the HP Servers business unit from September 2013 to October 2014 and concurrently as Senior Vice President and General Manager of the HP Networking business unit from May 2014 to October 2014. Prior to that, Mr. Neri served as Senior Vice

President and General Manager of the HP Technology Services business unit from August 2011 to September 2013 and as Senior Vice President, Customer Services for the HP Personal Systems Group from 1995 until August 2011. From March 2012 to February 2013, Mr. Neri served as a director of MphasiS Limited, a technology company.
Philip Davis; age 51; Chief Sales Officer and President, Hybrid IT
Mr. Davis has served as the Chief Sales Officer and President of Hybrid IT of Hewlett Packard Enterprise since November 2017 and August 2018, respectively. Prior to this appointment, Mr. Davis served as Senior Vice President and Regional Managing Director of HPE’s Enterprise Group in the Asia Pacific Japan region, from November 2016 to October 2017. From November 2015 to October 2016, Mr. Davis served as Vice President and General Manager, Storage of HPE’s Enterprise Group in the Asia Pacific Japan region. Prior to that, Mr. Davis served in a similar role at HP Co. from September 2014 to November 2015. Before joining HPE, Mr. Davis served as Vice President and General Manager of Dell’s Enterprise Solutions Group for Asia Pacific and Japan from January 2008 to September 2014.
Kirt P. Karros; age 49; Senior Vice President, Finance and Treasurer
Mr. Karros has served as Senior Vice President, Finance and Treasurer at Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Karros performed a similar role at HP Co. as well as leading Investor Relations from May 2015 to October 2015. Previously, Mr. Karros served as a Principal and Managing Director of Research for Relational Investors LLC, an investment fund, from 2001 to May 2015. Mr. Karros served as a director of PMC-Sierra, a semiconductor company, from August 2013 to May 2015.
Alan May; age 60; Executive Vice President, Human Resources
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
Keerti Melkote; age 48; President, Intelligent Edge
    Mr. Melkote has served as President of the Intelligent Edge division of HPE since January 2017. Previously, Mr. Melkote served as Chief Technology Officer of the Intelligent Edge division from May 2015 to December 2016. Prior to that, Mr. Melkote performed a similar role as Chief Technology Officer and Co-Founder of Aruba Networks from February 2009 until HPE’s acquisition of Aruba Networks in May 2015. Previously, Mr. Melkote served as Co-Founder and Vice President of Products at Aruba Networks from February 2002 to January 2009.
Jeff T. Ricci; age 57; Senior Vice President, Controller and Principal Accounting Officer
Mr. Ricci has served as Senior Vice President, Controller and Principal Accounting Officer at Hewlett Packard Enterprise since November 2015. Prior to that, Mr. Ricci performed a similar role at HP Co. from April 2014 to November 2015. Previously, Mr. Ricci served as Controller and Principal Accounting Officer at HP Co. on an interim basis from November 2013 to April 2014. Prior to that, Mr. Ricci served as Vice President of Finance for HP Co.'s Technology and Operations organization from May 2012 to November 2013. Mr. Ricci served as HP Co.'s Vice President of Finance for Global Accounts and HP Financial Services from March 2011 to May 2012 and Vice President of Finance for HP Software from March 2009 to March 2011.
Tarek Robbiati; age 53; Executive Vice President and Chief Financial Officer
Mr. Robbiati has served as Executive Vice President and Chief Financial Officer at Hewlett Packard Enterprise since September 2018. Prior to that, Mr. Robbiati served as Chief Financial Officer of Sprint Corporation from August 2015 until February 2018. From January 2013 until August 2015, Mr. Robbiati served as Chief Executive Officer and Managing Director of FlexiGroup Limited in Australia. From December 2009 until December 2012, Mr. Robbiati was Group Managing Director and President of Telstra International Group in Hong Kong. From December 2009 until December 2012, Mr. Robbiati was Executive Chairman of Hong Kong CSL Limited (“CSL”), a subsidiary of Telstra Corporation Limited, and from July 2007 until May 2010, Mr. Robbiati served as the Chief Executive Officer of CSL in Hong Kong.
Irv Rothman; age 71; President and CEO of HPE Financial Services

Mr. Rothman has served as President and Chief Executive Officer of HPE Financial Services (FS), the IT investment and financing subsidiary of Hewlett Packard Enterprise since May 2002. Prior to that, Mr. Rothman was President and Chief Executive Officer of Compaq Financial Services Corporation (CFS) from January 1997 to April 2002.
John F. Schultz; age 54; Executive Vice President, Chief Legal and Administrative Officer and Secretary
Mr. Schultz has served as Executive Vice President, Chief Legal and Administrative Officer and Secretary of Hewlett Packard Enterprise since December 2017. Mr. Schultz previously served as Executive Vice President, General Counsel and Secretary of Hewlett Packard Enterprise from November 2015 to December 2017. Prior to that, Mr. Schultz performed a similar role at HP Co. from April 2012 to November 2015. Previously, he served as Deputy General Counsel for Litigation, Investigations and Global Functions at HP Co. from September 2008 to April 2012. From March 2005 to September 2008, Mr. Schultz was a partner in the litigation practice at Morgan, Lewis & Bockius LLP, a law firm, where, among other clients, he supported HP Co. as external counsel on a variety of litigation and regulatory matters.
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

ITEM 1A. Risk Factors.
        You should carefully consider the following risks and other information in this Form 10-K in evaluating Hewlett Packard Enterprise and its common stock. Any of the following risks could materially and adversely affect our results of operations or financial condition. The following risk factors should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Consolidated Financial Statements and related notes in Part II, Item 8, "Financial Statements and Supplemental Data" of this Form 10-K.
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
Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Poor financial performance of asset markets combined with lower interest rates and the adverse effects of fluctuating currency exchange rates could lead to higher pension and post-retirement benefit expenses. Interest and other expenses could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, and costs of hedging activities and the fair value of derivative instruments. Economic downturns also may lead to restructuring actions and associated expenses. Further, ongoing U.S. federal government spending limits may limit demand for our products, services and solutions from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products, services and solutions.
Sales outside the United States constituted approximately 67% of our net revenue in fiscal 2018. Our future business and financial performance could suffer due to a variety of international factors, including:

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

•	difficulties associated with repatriating earnings in restricted countries, and changes in tax laws; and

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
Our worldwide operations could be disrupted by natural or human induced disasters such as earthquakes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, power or water shortages, telecommunications failures, and medical epidemics or pandemics. We are predominantly self-insured to mitigate the impact of most catastrophic events. However, a changing climate may aggravate natural disasters that affect our worldwide business operations thereby compelling us to build additional resiliency in order to mitigate impact. The occurrence of business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters and a portion of our research and development activities are located in California, which has suffered from drought conditions and catastrophic wildfires affecting the health and safety of our employees. Other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. In addition, our principal worldwide IT data centers are located in the southern United States, making our operations more vulnerable to climate-related natural disasters, such as 2017 hurricane Harvey, which caused severe damage in Houston. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the Czech Republic, Mexico, China and Singapore. We also rely on major logistics hubs, primarily in Asia to manufacture and distribute our products, and primarily in the southwestern United States to import products into the Americas region. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, IT system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near vulnerable locations is continuing to be assessed.
Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable.
In some of our businesses, our quarterly sales have periodically reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be canceled. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages or global logistics disruptions, could adversely impact our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.
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
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.
The U.S. government has adopted a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods, including information and communication technology products. These measures may materially increase costs for goods imported into the United States. This in turn could require us to materially increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. Changes in U.S. Trade policy have resulted in, and could result in more, U.S. trading partners adopting responsive trade policy making it more difficult or costly for us to export our products to those countries.
Any failure by us to identify, manage and complete acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects.
As part of our business strategy, we may acquire companies or businesses, divest businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). For example, in April 2017, we acquired Nimble Storage, Inc., which provides predictive all-flash and hybrid-flash storage solutions. In May 2016, we completed the sale to Tsinghua Holdings Co., Ltd. ("Tsinghua"), the asset management arm of Tsinghua University in China, of a 51% interest in our wholly owned subsidiary that owns and operates H3C Technologies and our China-based server, storage and technology services businesses for approximately $2.6 billion. On April 1, 2017 and September 1, 2017, we spun off our Enterprise Services and Software businesses, respectively. See also the risk factors below under the heading “Risks Related to the Separations of our Former Enterprise Services Business and our Former Software Segment”.
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
We have announced restructuring plans, including the HPE Next initiative and previously announced 2012 Plan and the 2015 Plan (each as defined below), in order to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies that we expect to reduce costs, as well as simplify our organizational structure, upgrade our IT infrastructure and redesign business processes. We may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, including details regarding the 2012 Plan and the 2015 Plan, and the HPE Next initiative, see Note 4, "Restructuring", and Note 5, “HPE Next”, to the Consolidated Financial Statements.
Our financial performance may suffer if we cannot continue to develop, license or enforce the intellectual property rights on which our businesses depend.
We rely upon patent, copyright, trademark, trade secret and other intellectual property laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain intellectual property rights in the products and services we sell, provide or otherwise use in our operations. However, any of our intellectual property rights could be challenged, invalidated, infringed or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States.

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
Third parties may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, patent assertion entities may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from companies such as Hewlett Packard Enterprise and its customers. If we cannot or do not license allegedly infringed intellectual property at all or on reasonable terms, or if we are required to substitute similar technology from another source, our operations could be adversely affected. Even if we believe that intellectual property claims are without merit, they can be time-consuming and costly to defend against and may divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, discontinue certain product offerings, enter into costly settlement or license agreements, pay costly damage awards or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.
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
We make estimates and assumptions in connection with the preparation of our Consolidated Financial Statements and any changes to those estimates and assumptions could adversely affect our results of operations.
In connection with the preparation of our Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, as discussed in

Note 18, "Litigation and Contingencies", to our Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. The carrying value of our deferred tax assets is dependent on our ability to generate future taxable income.
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
On December 22, 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for our taxable years beginning after October 31, 2017. These changes could have a material adverse impact on the realizability of our U.S. deferred tax assets, result in significant one-time charges in the current or future taxable years and increase our future U.S. tax expense. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. At this stage, it is unclear how many U.S. states will incorporate these federal law changes, or portions thereof, into their tax codes. The implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition. In addition, we have not completed our accounting for the tax effects of the Tax Act. Reasonable estimates of the impacts of the Tax Act are provided in accordance with guidance from the U.S. Securities and Exchange Commission that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Adjustments may materially impact our provision for income taxes and effective tax rate in the period(s) in which the adjustments are made.
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
As a leading technology firm we are exposed to attacks from criminals, nation state actors and activist hackers (collectively, "malicious parties") who may be able to circumvent or bypass our cyber security measures and misappropriate, maliciously alter or destroy our confidential information or that of third parties, create system disruptions or cause shutdowns. Malicious parties also may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. Malicious parties may compromise our manufacturing supply chain to embed malicious software or hardware in our products for use in compromising our customers. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including flaws that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, including bugs, viruses, worms, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, our HPE Pointnext services business may processes, store and transmits data relevant to our clients, including commercially sensitive and personally identifiable information, including the personal information of European citizens covered by the General Data Protection Regulation ("GDPR"). Breaches of our cyber or physical security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We also could lose existing or potential customers of services or other IT solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
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
We are subject to various federal, state, local and foreign laws and regulations. For example, we are subject to laws and regulations concerning environmental protection, including laws addressing the energy performance of our products and operations, the discharge of pollutants, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites, the material content of our products and the recycling, as well as treatment and disposal of our products. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and material composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations and product take-back legislation. If we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws, we could incur substantial costs or face other sanctions, which may include restrictions on our products entering certain jurisdictions. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs to comply with environmental laws are difficult to predict.
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
The completed separations of our former Enterprise Services business and our Software Segment were conditioned upon the receipt of an opinion from outside counsel regarding the qualification of (i) the relevant distribution and related transactions as a “reorganization” within the meaning of Sections 368(a), 361 and 355 of the Internal Revenue Code of 1986 (the “Code”); and (ii) the relevant merger as a “reorganization” within the meaning of Section 368(a) of the Code. While the Software Separation generally qualified for tax-free treatment for us, Seattle SpinCo and Micro Focus, the acquisition of Seattle SpinCo by Micro Focus resulted in the recognition of gain (but not loss) for U.S. persons who receive Micro Focus American Depositary Shares in the Software Separation.
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
We obtained private letter rulings from the IRS regarding certain U.S. federal income tax matters relating to the separation of our Enterprise Services business and Software Segment. Those rulings concluded that certain transactions in those separations are generally tax-free for U.S. federal income tax purposes. The conclusions of the IRS private letter rulings were based, among other things, on various factual assumptions we have authorized and representations we have made to the IRS. If any of these assumptions or representations are, or become, inaccurate or incomplete, the validity of the IRS private letter rulings may be affected. Notwithstanding the foregoing, we incurred certain tax costs in connection with the completed separation of our former Enterprise Services business and Software Segment, including non-U.S. tax expenses resulting from the completed separation of our former Enterprise Services business and Software Segment in multiple non-U.S. jurisdictions that do not legally provide for tax-free separations, which may be material. If the completed separation of our former Enterprise Services business or Software Segment (including certain internal transactions undertaken in anticipation of those separations) are determined to be taxable for U.S. federal income tax purposes, we, our stockholders that are subject to U.S. federal income tax and/or DXC and/or Micro Focus could incur significant U.S. federal income tax liabilities.
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

The allocation of intellectual property rights that was made between Hewlett Packard Enterprise and HP Inc. as part of the Separation, and the shared use of certain intellectual property rights following the Separation, could in the future adversely impact our reputation, our ability to enforce certain intellectual property rights that are important to us and our competitive position.
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

ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
As of October 31, 2018, we owned or leased approximately 18 million square feet of space worldwide. A summary of the Company's operationally utilized space is provided below.

	As of October 31, 2018
	Owned	Leased	Total
	(Square feet in millions)
Administration and support	4.3	6.9	11.2
(Percentage)	38%	62%	100%
Core data centers, manufacturing plants, research and development facilities, and warehouse operations	1.0	1.4	2.4
(Percentage)	42%	58%	100%
Total	5.3	8.3	13.6
(Percentage)	39%	61%	100%
We believe that our existing properties are in good condition and are suitable for the conduct of our business. Substantially all of our properties are utilized in whole or in part by our Hybrid IT and Intelligent Edge segments.
In connection with the HPE Next initiative, we continue to anticipate changes in our real estate portfolio over the next two years. These changes may include reductions in overall space, and an increase in leased space as a percentage of total space.
Principal Executive Offices
Our principal executive offices, including our global headquarters, are located at 3000 Hanover Street, Palo Alto, California, 94304, United States of America ("U.S."). Our principal executive offices, including our global headquarters is expected to be relocated to a facility at 6280 America Center Drive, San Jose, California, 95002, U.S. and this move is expected to be completed by early fiscal 2019.
Product Development, Services and Manufacturing
The locations of our major product development, manufacturing, and Hewlett Packard Labs facilities are as follows:

Americas

 Brazil—Campinas
 Puerto Rico—Aguadilla

 United States—Alpharetta, Andover, Austin, Carrollton, Chippewa Falls, Colorado Springs, Fremont, Fort Collins, Houston, Milpitas, Palo Alto, Roseville, San Jose, Santa Clara, Sunnyvale
Europe, Middle East, Africa United Kingdom—Bristol, Erskine
Asia Pacific China—Beijing, Shanghai India—Bangalore Japan—Tokyo Singapore—Singapore Taiwan—Taipei
ITEM 3. Legal Proceedings.
Information with respect to this item may be found in Note 18, "Litigation and Contingencies", to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of Hewlett Packard Enterprise is listed on the New York Stock Exchange ("NYSE") with the ticker symbol "HPE." There were 59,868 stockholders of record of Hewlett Packard Enterprise common stock as of November 30, 2018. The high and low common stock sales prices per share for fiscal 2018 and 2017 were as follows:

	Market Price Per Share				Adjusted Market Price Per Share (3)
	2018		2017		2017
Fiscal Quarter	High	Low	High	Low	High	Low
First quarter	$17.07	$12.82	$24.79	$21.52	$14.41	$12.51
Second quarter(1)	$19.48	$14.66	$24.88	$17.31	$14.57	$12.78
Third quarter	$17.82	$14.46	$19.16	$16.37	$14.86	$12.70
Fourth quarter(2)	$17.59	$14.36	$18.14	$12.97	$15.12	$12.97

(1) On April 1, 2017, HPE completed the Everett Transaction, which adjusted the share price due to the distribution.
(2) On September 1, 2017, HPE completed the Seattle Transaction, which adjusted the share price due to the distribution.
(3) Fiscal 2017 adjusted market prices per share reflect historical share prices that have been adjusted to reflect the Everett and Seattle Transactions.
Dividends declared and paid per share by fiscal quarter in 2018 were as follows:

	2018
	Q1	Q2	Q3	Q4
Dividends declared	$0.1500	$0.1125	$0.1125	$0.1125
Dividends paid	$0.0750	$0.0750	$0.1125	$0.1125
Dividends declared and paid per share by fiscal quarter in 2017 were as follows:

	2017
	Q1	Q2	Q3	Q4
Dividends declared	$0.130	$0.065	$0.065	$—
Dividends paid	$0.065	$0.065	$0.065	$0.065
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
Issuer Purchases of Equity Securities

Fourth Quarter of Fiscal 2018	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (August 2018)	21,499	$16.12	21,499	$5,349,463
Month 2 (September 2018)	16,333	$16.64	16,333	$5,077,731
Month 3 (October 2018)	23,310	$15.63	23,310	$4,713,427
Total	61,142	$16.07	61,142

During the fiscal year ended October 31, 2018, the Company repurchased and settled 222 million shares of the Company's common stock, which included 1.7 million shares that were unsettled open market purchases as of October 31, 2017. Additionally, the Company had unsettled open market repurchases of 2.4 million shares as of October 31, 2018. Shares repurchased during fiscal 2018 were recorded as a $3.6 billion reduction to stockholders' equity. As of October 31, 2018, the Company had a remaining authorization of $4.7 billion for future share repurchases.
On October 13, 2015, the Company's Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion, $5.0 billion and $2.5 billion on May 24, 2016, October 16, 2017 and February 21, 2018, respectively. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. Share repurchases settled in the fourth quarter of fiscal 2018 were open market repurchases.
Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return, the S&P 500 Index and the S&P Information Technology Index. This graph covers the period from November 2, 2015 (the first day HPE's common stock began trading "regular-way" on the NYSE) through October 31, 2018. This graph assumes the investment of $100 in the stock or the index on November 2, 2015 (and the reinvestment of dividends thereafter). On April 1, 2017, we completed the separation and merger of our Enterprise Services business with Computer Sciences Corporation (“CSC”) (collectively, the “Everett Transaction”). HPE stockholders received 0.085904 shares of common stock in the new company for every one share of HPE common stock held at the close of business on the record date. On September 1, 2017, we completed the separation and merger of our Software business segment with Micro Focus International plc (“Micro Focus”) (collectively, the “Seattle Transaction”). HPE stockholders received 0.13732611 American Depository Shares (“Micro Focus ADSs”) in the new company, each of which represents one ordinary share of Micro Focus, for every one share of HPE common stock held at the close of business on the record date. The effect of the Everett and Seattle Transactions are reflected in the cumulative total return as reinvested dividends. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	Fiscal 2016					Fiscal 2017				Fiscal 2018
	11/2015	1/2016	4/2016	7/2016	10/2016	1/2017	4/2017	7/2017	10/2017	1/2018	4/2018	7/2018	10/2018
Hewlett Packard Enterprise	$100.00	$95.30	$115.78	$146.51	$157.00	$158.90	$174.73	$164.86	$169.80	$201.08	$209.88	$191.42	$190.36
S&P 500 Index	$100.00	$92.71	$99.25	$105.02	$103.27	$111.28	$117.02	$121.86	$127.67	$140.65	$132.53	$141.64	$137.04
S&P Information Technology Index	$100.00	$92.88	$94.74	$104.96	$109.74	$116.00	$128.24	$135.90	$152.49	$166.03	$159.84	$174.60	$171.25
ITEM 6. Selected Financial Data.
The following table presents selected consolidated and combined financial data, which should be read in conjunction with our Consolidated Financial Statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The Statement of Earnings data for each of the three fiscal years ended October 31, 2018, 2017 and 2016, and the Balance Sheet data as of October 31, 2018 and 2017 set forth below are derived from our audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Statement of Earnings data for fiscal years ended October 31, 2015 and 2014, and the Balance Sheet data as of October 31, 2016, 2015 and 2014 are derived from our audited Consolidated and Combined Financial Statements that are not included in this Form 10-K.
With the completion of the Everett and Seattle Transactions on April 1, 2017 and September 1, 2017, respectively, the Company has reclassified the historical financial results of the former Enterprise Services segment ("former ES segment") and the former Software segment to Net loss from discontinued operations in its Consolidated Statements of Earnings, and to assets and liabilities of discontinued operations in its Consolidated Balance Sheets.
Prior to October 31, 2015, the Combined and Consolidated Statements of Earnings for the Company reflect allocations of general corporate expenses from HP Co. including, but not limited to, executive management, finance, legal, information technology, employee benefits administration, treasury, risk management, procurement, and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount, or other relevant measures. Management of the Company and HP Co. consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.
The information set forth below is not necessarily indicative of future results of operations and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which are incorporated herein by reference, in order to understand further the factors that may affect the comparability of the financial data presented below.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31,
	2018	2017	2016	2015	2014
	In millions, except per share amounts
Statements of Earnings:
Net revenue	$30,852	$28,871	$30,280	$31,077	$31,518
Earnings from continuing operations	$1,858	$625	$3,903	$1,946	$2,859
Net earnings from continuing operations(1)	$2,012	$436	$3,237	$2,640	$2,249
Net loss from discontinued operations	(104)	(92)	(76)	(179)	(601)
Net earnings	$1,908	$344	$3,161	$2,461	$1,648
Net earnings (loss) per share
Basic
Continuing operations	$1.32	$0.26	$1.89	$1.46	$1.25
Discontinued operations	(0.07)	(0.05)	(0.05)	(0.10)	(0.34)
Total basic net earnings per share	$1.25	$0.21	$1.84	$1.36	$0.91
Diluted
Continuing operations	$1.30	$0.26	$1.86	$1.44	$1.23
Discontinued operations	(0.07)	(0.05)	(0.04)	(0.10)	(0.33)
Total diluted net earnings per share	$1.23	$0.21	$1.82	$1.34	$0.90
Cash dividends declared per share	$0.4875	$0.2600	$0.2200	$—	$—
Basic shares outstanding(2)	1,529	1,646	1,715	1,804	1,804
Diluted shares outstanding(2)	1,553	1,674	1,739	1,834	1,834
Balance Sheets:
At year-end:
Total assets(3)	$55,493	$61,406	$79,629	$79,862	$64,626
Long-term debt(4)	$10,136	$10,182	$12,168	$14,679	$104
Total debt(4)	$12,141	$14,032	$15,693	$15,353	$968

(1) Net earnings from continuing operations includes the following items:

	2018	2017	2016	2015	2014
	In millions
Amortization of intangible assets	$294	$321	$272	$229	$260
Restructuring charges	19	417	417	197	375
Transformation costs(5)	445	359	—	—	—
Disaster charges	—	93	—	—	—
Impairment of goodwill	88	—	—	—	—
Acquisition and other related charges	82	203	145	84	1
Separation costs	12	248	362	797	—
Defined benefit plan settlement charges and remeasurement (benefit)	—	(64)	—	(7)	—
Gain on H3C and MphasiS divestitures	—	—	(2,420)	—	—
Tax indemnification adjustments(6)	1,354	3	(317)	—	—
Loss from equity interests(7)	151	155	93	—	—
Total charges before taxes	$2,445	$1,735	$(1,448)	$1,300	$636
Adjustments for taxes	(166)	(348)	(537)	(386)	(52)
Valuation allowances, net, and separation taxes(8)	(208)	(215)	—	(1,296)	—
Tax settlements(6)	(2,022)	—	647	—	—
Impacts of the Tax Act	422	—	—	—	—
Excess tax benefit from stock-based compensation	(65)	—	—	—	—
Total charges, net of taxes	$406	$1,172	$(1,338)	$(382)	$584
(2) For comparative purposes, the number of shares used to compute basic and diluted net earnings (loss) per share for the fiscal year ended October 31, 2015 is also used for the calculation of net earnings (loss) per share for the fiscal year ended October 31, 2014.

(3)
In fiscal 2017, total assets decreased due to the Everett and Seattle Transactions. Total assets increased in fiscal 2015 due to debt issuances and cash transfers from former Parent resulting from our separation capitalization plan.

(4)	In fiscal 2015, total debt increased due to issuances resulting from our separation capitalization plan.

(5)
In fiscal 2018, includes transformation costs related to cumulative translation adjustments as a result of country exits associated with the HPE Next initiative, which were recorded within Interest and Other, net in the Consolidated Statement of Earnings.

(6)
Represents tax indemnification adjustments and corresponding tax expense (benefit) related to the settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities indemnified by HP Inc. through the Tax Matters Agreement.

(7)	Represents the amortization of the basis difference resulting from the Company's equity method investment in H3C. This amount does not include the Company's share of H3C's net income.

(8)
Represents taxes related to the Everett and Seattle Transactions. In fiscal 2018, primarily represents the release of non-U.S. valuation allowances on deferred taxes established in connection with the Everett Transaction, following changes in foreign tax laws. In fiscal 2017, primarily represents the income tax benefit related to U.S. foreign tax credits generated, partially offset by income tax expense as a result of recording valuation allowances on certain U.S. state deferred tax assets. In fiscal 2015, represents an income tax benefit resulting from the release of valuation allowances pertaining to certain U.S. deferred tax assets, partially offset by tax charges to record valuation allowances on certain foreign deferred tax assets.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•
Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares fiscal 2018 to fiscal 2017.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations.  An analysis of our financial results comparing fiscal 2018 and fiscal 2017 to the prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.

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

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Financial Statements. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Former Parent Separation Transaction
On November 1, 2015, the Company became an independent publicly-traded company through a pro rata distribution by HP Inc. ("former Parent" or "HPI"), formerly known as Hewlett-Packard Company ("HP Co."), of 100% of the outstanding shares of Hewlett Packard Enterprise Company to HP Inc.'s stockholders (collectively, the "Separation"). Each HP Inc. stockholder of record received one share of Hewlett Packard Enterprise common stock for each share of HP Inc. common stock held on the record date. Following the Separation, the Company became an independent publicly-traded company.
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
The following Overview, Results of Operations and Liquidity discussions and analysis compare fiscal 2018 to fiscal 2017 and fiscal 2017 to fiscal 2016, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of October 31, 2018, unless otherwise noted.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        For purposes of this MD&A section, we use the terms "Hewlett Packard Enterprise", "HPE", "the Company", "we", "us", and "our" to refer to Hewlett Packard Enterprise Company. References in this MD&A section to "former Parent" refer to HP Inc.
OVERVIEW
We are a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze and act upon data seamlessly from edge to cloud. We enable customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Our legacy dates back to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers.
We organize our business into four segments for financial reporting purposes: Hybrid IT, Intelligent Edge, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for fiscal 2018, as compared to fiscal 2017:

	HPE Consolidated		Hybrid IT		Intelligent Edge		Financial Services		Corporate Investments(4)
	Dollars in millions, except for per share amounts
Net revenue(1)	$30,852		$25,033		$2,929		$3,671		$(1)
Year-over-year change %	6.9%		6.0%		13.4%		1.9%		NM
Earnings (loss) from continuing operations(2)	$1,858		$2,654		$237		$290		$(90)
Earnings (loss) from continuing operations as a % of net revenue	6.0%		10.6%		8.1%		7.9%		NM
Year-over-year change percentage points	3.8	pts	1.0	pts	(1.7	)pts	(0.4	)pts	NM
Net earnings from continuing operations(3)	$2,012
Net earnings per share
Basic net EPS from continuing operations	$1.32
Diluted net EPS from continuing operations	$1.30

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, transformation costs, amortization of intangible assets, acquisition and other related charges, restructuring charges, separation costs, defined benefit plan settlement charges and remeasurement (benefit), disaster charges and impairment of goodwill.

(3)
Includes a net benefit from taxes and tax indemnifications of $0.7 billion, primarily relating to tax amounts incurred in connection with the settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities indemnified through the Tax Matters Agreement with HP Inc., U.S. tax reform, the Everett and Seattle Transactions, and excess tax benefits associated with stock-based compensation.

(4)	"NM" represents not meaningful.
Net revenue increased by $2.0 billion, or 6.9% (increased 5.0% on a constant currency basis), in fiscal 2018 as compared to fiscal 2017. The leading contributor to the net revenue increase was higher product revenue of $1.4 billion in Hybrid IT due primarily to revenue growth in Compute from core Industry Standard Servers ("ISS") products due to higher average unit prices ("AUPs") and growth in Storage as a result of the Nimble Storage acquisition. Also contributing to the HPE net revenue increase was favorable currency fluctuations, growth in the Intelligent Edge primarily from campus switching products and higher net revenue in Financial Services, which was primarily due to favorable foreign currency fluctuations.
Gross margin was 30.1% ($9.3 billion) and 30.1% ($8.7 billion) for fiscal 2018 and 2017, respectively. Gross margin was unchanged from the prior-year period due primarily to a decline in Hybrid IT as a result of a higher mix of lower margin solutions and higher variable compensation expense offset by a higher gross margin from Financial Services and lower costs in Corporate Investments. Operating margin increased by 3.8 percentage points in fiscal 2018 as compared to fiscal 2017, due primarily to lower expenses for restructuring charges, separation costs, and acquisition and other related charges, and lower selling, general and administrative expense as a percentage of net revenue. Partially offsetting these expense declines was

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

higher research and development expense as a percentage of net revenue and higher transformation costs related to the HPE Next initiative (net of gains from the sale of real estate).
As of October 31, 2018, cash and cash equivalents and long-term cash investments were $4.9 billion, representing a decrease of approximately $4.7 billion from the October 31, 2017 balance of $9.6 billion. The decrease in cash and cash equivalents and long-term cash investments during fiscal 2018 was due primarily to the following: share repurchases and cash dividend payments of $4.1 billion, debt payments of $4.1 billion, investments in property, plant and equipment, net of sales proceeds, of $1.9 billion, partially offset by $3.0 billion of cash provided by operating activities and proceeds from debt issuances of $2.5 billion.
Trends and Uncertainties
We are in the process of addressing many challenges facing our business. One set of challenges include dynamic and accelerating market trends, such as the market shift of workloads to cloud-related IT infrastructure business models, emergence of software-defined architectures and converged infrastructure functionality and growth in IT consumption models. Certain of our legacy hardware businesses in Hybrid IT face challenges as customers migrate to cloud-based offerings and reduce their purchases of hardware products. Therefore, the demand environment for traditional server and storage products is challenging and lower traditional compute and storage unit volume is impacting support attach opportunities in HPE Pointnext within the Hybrid IT segment.
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
To be successful in overcoming these challenges, we must address business model shifts and optimize go-to-market execution by improving cost structure, aligning sales coverage with our strategic goals, improving channel execution, and strengthening our capabilities in our areas of strategic focus, which includes accelerating growth in the Intelligent Edge and delivering profitable growth in Hybrid IT. We need to continue to pursue new product innovation that builds on our existing capabilities in areas such as cloud and data center computing, software-defined networking, converged storage, high-performance compute, and wireless networking, which will keep us aligned with market demand, industry trends and the needs of our customers and partners. In addition, we need to continue to improve our operations, with a particular focus on enhancing our end-to-end processes and efficiencies.
During the third quarter of fiscal 2017, we launched an initiative called HPE Next, through which we are putting in place a purpose-built company designed to compete and win in the markets where we participate. Through this initiative, we are simplifying our operating model and the way we work. We are streamlining our offerings and business processes to improve our execution. More importantly, we are shifting our investments in innovation towards high growth and higher margin solutions and services such as an edge-to-cloud data platform, multi-cloud management though OneSphere, consumption-based service models with HPE Greenlake, and the adoption of composable infrastructure. The HPE Next initiative includes consolidating our manufacturing and support services locations, streamlining our business systems and reducing the number of countries in which we have a direct sales presence, while simultaneously migrating to a channel-only model in the remaining countries. For additional details on the HPE Next initiative, see Note 5, "HPE Next", to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled "Risk Factors" in Item 1A, which is incorporated herein by reference.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
General
Our Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of HPE's Board of Directors. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.
A summary of significant accounting policies is included in Note 1, "Overview and Summary of Significant Accounting Policies", to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.
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
For software-as-a-service ("SaaS") arrangements, we recognize revenue as the service is delivered, generally on a straight-line basis, over the contractual period of performance.
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
Warranty
We accrue the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of our baseline experience. Warranty terms generally range from one to five years for parts and labor, depending upon the product. For certain networking products, we offer a lifetime warranty. Over the last three fiscal years, the annual warranty expense has averaged approximately 1.8% of annual net product revenue.
Restructuring
We have engaged in restructuring actions which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction and enhanced early retirement programs, the fair value of assets made redundant or obsolete, and the value of lease and contract cancellation and other exit costs. We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. For a full description of our restructuring actions, refer to our discussions of restructuring in "Results of Operations" below and in Note 4, "Restructuring" and Note 5, "HPE Next", to the Consolidated Financial Statements.
Retirement and Post-Retirement Benefits

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
Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 6, "Retirement and Post-Retirement Benefit Plans", to the Consolidated Financial Statements, which is incorporated herein by reference. The following table provides the impact changes in the weighted-average assumptions of discount rates, the expected increase in compensation levels and the expected long-term return on plan assets would have had on our net periodic benefit cost for fiscal 2018:

	Change in basis points	Change in Net Periodic Benefit Cost
		In millions
Assumptions:
Discount rate	(25)	$26
Expected increase in compensation levels	25	$4
Expected long-term return on plan assets	(25)	$32
Taxes on Earnings
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
Our effective tax rate includes the impact of certain undistributed foreign earnings and basis differences for which we have not provided for U.S. federal taxes because we plan to reinvest such earnings and basis differences indefinitely outside the U.S. In connection with the Tax Act, substantially all accumulated undistributed earnings became subject to U.S. tax. In addition, future earnings from non-U.S. operations will largely be subject to U.S. tax. Therefore, the indefinitely reinvested undistributed foreign earnings and basis differences represent amounts that are not currently subject to U.S. tax post-Tax Act and are not expected to be subject to U.S. tax in the foreseeable future.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

We are subject to income taxes in the U.S. and approximately 110 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest, as well as pre-Separation income tax liabilities of HP Inc. for which the Company is jointly and severally liable. For a further discussion on taxes on earnings, refer to Note 8, "Taxes on Earnings", to the Consolidated Financial Statements.
Inventory
We state our inventory at the lower of cost or net realizable value on a first-in, first-out basis. We make adjustments to reduce the cost of inventory to its net realizable value at the product group level for estimated excess or obsolescence. Factors influencing these adjustments include changes in demand, technological changes, product life-cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues.
Business Combinations
We allocate the fair value of purchase consideration to the assets acquired, including in-process research and development ("IPR&D"), liabilities assumed, and non-controlling interests in the acquiree generally based on their fair values at the acquisition date. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, we will record a charge for the value of the related intangible asset to our Consolidated Statement of Earnings in the period it is abandoned. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquiree is recorded as goodwill.
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
Goodwill is tested for impairment at the reporting unit level. On November 1, 2017, the Company's former EG segment was realigned into two new reportable segments, Hybrid IT and Intelligent Edge. Further, following certain executive leadership changes in 2018, near the end of the fourth quarter, Hybrid IT segment management changed its evaluation of Hybrid IT to evaluate the previously integrated Communication and Media Services (“CMS”) business separately from the remainder of Hybrid IT, resulting in a reassessment of the reporting units. As of October 31, 2018, our reporting units within Hybrid IT include CMS and Hybrid IT excluding CMS. We expect to move CMS to the Corporate Investments segment under new management effective November 1, 2018. Our other reporting units are consistent with the reportable segments identified in Note 3 “Segment Information” to the Consolidated Financial Statements.
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
Our annual goodwill impairment analysis, which we performed as of the first day of the fourth quarter of fiscal 2018, did not result in any impairment charges. The excess of fair value over carrying amount for our reporting units ranged from approximately 29% to 72% of the respective carrying amounts. In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease all of the reporting units had an excess of fair value over carrying amount.
Subsequent to our annual test date, CMS was identified as a separate reporting unit within the Hybrid IT segment. Due to this triggering event, we performed an interim impairment test for CMS and based on the results of that analysis, the fair value of CMS was less than its carrying amount. Prior to calculating the goodwill impairment loss, we analyzed the recoverability of CMS long-lived assets (other than goodwill) and concluded such assets were not impaired. As a result, we recorded a goodwill impairment charge of $88 million. There is no remaining goodwill in the CMS reporting unit as of October 31, 2018.
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
Fair Value of Derivative Instruments
We use derivative instruments to manage a variety of risks, including risks related to foreign currency exchange rates and interest rates. We use forwards, swaps and, at times, options to hedge certain foreign currency and interest rate exposures. We do not use derivative financial instruments for speculative purposes. At October 31, 2018, the gross notional amount of our derivative portfolio was $23.9 billion. Assets and liabilities related to derivative instruments are measured at fair value, and were $496 million and $476 million, respectively, as of October 31, 2018.
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
For a further discussion of fair value measurements and derivative instruments, refer to Note 13, "Fair Value" and Note 14, "Financial Instruments", respectively, to the Consolidated Financial Statements.
Loss Contingencies
We are involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events, pertaining to a particular case. Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingency matters further discussed in Note 18, "Litigation and Contingencies", to the Consolidated Financial Statements are not a meaningful indicator of our potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2018, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in our financial statements.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements, see Note 1, "Overview and Summary of Significant Accounting Policies", to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31,
	2018		2017		2016
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$30,852	100.0%	$28,871	100.0%	$30,280	100.0%
Cost of sales	21,560	69.9	20,177	69.9	20,507	67.7
Gross profit	9,292	30.1	8,694	30.1	9,773	32.3
Research and development	1,663	5.4	1,486	5.1	1,714	5.7
Selling, general and administrative	4,851	15.7	5,006	17.3	5,380	17.8
Amortization of intangible assets	294	0.9	321	1.1	272	0.9
Impairment of goodwill	88	0.3	—	—	—	—
Restructuring charges	19	0.1	417	1.5	417	1.3
Transformation costs	425	1.4	359	1.2	—	—
Disaster charges	—	—	93	0.3	—	—
Acquisition and other related charges	82	0.3	203	0.7	145	0.5
Separation costs	12	—	248	0.9	362	1.2
Defined benefit plan settlement charges and remeasurement (benefit)	—	—	(64)	(0.2)	—	—
Gain on H3C and MphasiS divestitures	—	—	—	—	(2,420)	(8.0)
Earnings from continuing operations	1,858	6.0	625	2.2	3,903	12.9
Interest and other, net	(274)	(0.9)	(327)	(1.1)	(284)	(0.9)
Tax indemnification adjustments	(1,354)	(4.3)	(3)	—	317	1.0
Earnings (loss) from equity interests	38	0.1	(23)	(0.1)	(76)	(0.3)
Earnings from continuing operations before taxes	268	0.9	272	1.0	3,860	12.7
Benefit (provision) for taxes	1,744	5.6	164	0.5	(623)	(2.0)
Net earnings from continuing operations	2,012	6.5	436	1.5	3,237	10.7
Net loss from discontinued operations	(104)	(0.3)	(92)	(0.3)	(76)	(0.3)
Net earnings	$1,908	6.2%	$344	1.2%	$3,161	10.4%
Net Revenue
The components of the weighted net revenue change by segment were as follows:

	For the fiscal years ended October 31,
	2018	2017
	Percentage Points
Hybrid IT	4.9	(5.0)
Intelligent Edge	1.2	(0.3)
Financial Services	0.2	1.4
Corporate Investments/Other(1)	0.6	(0.8)
Total HPE	6.9	(4.7)

(1)	Other primarily related to the elimination of intersegment net revenue.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2018 compared with Fiscal 2017
In fiscal 2018, our total net revenue increased by $2.0 billion or 6.9% (increased 5.0% on a constant currency basis). U.S. net revenue increased by $170 million or 1.7% to $10.2 billion, while net revenue from outside of the U.S. increased by $1.8 billion or 9.6% to $20.7 billion. Prior period revenue was reclassified between the regions to conform with the current period presentation.
From a segment perspective, the primary factors contributing to the change in our total net revenue are summarized as follows:

•
Hybrid IT net revenue increased due to growth in Compute from core ISS due to higher AUPs and partially from increased market demand for IT products, favorable currency fluctuations, and growth in Storage primarily as a result of the Nimble Storage acquisition.

•	Intelligent Edge net revenue increased due primarily to growth in HPE Aruba Product from campus switching and edge compute products; and

•	FS net revenue increased due primarily to favorable foreign currency fluctuations and higher asset management revenue.
Fiscal 2017 compared with Fiscal 2016
In fiscal 2017, our total net revenue decreased by 4.7% (decreased 4.1% on a constant currency basis) as compared to fiscal 2016. U.S. net revenue decreased 3.0% to $10.0 billion, while net revenue from outside of the U.S. decreased 5.5% to $18.9 billion.
From a segment perspective, the primary factors contributing to the change in our total net revenue are summarized as follows:

•	Hybrid IT net revenue decreased due primarily to a decline in Compute revenue from lower Tier-1 server sales and a decline in DC Networking as a result of the H3C divestiture in May 2016;

•	Intelligent Edge net revenue decreased due primarily to a decrease in HPE Aruba Product revenue as a result of the H3C divestiture; and

•
FS net revenue increased due primarily to higher rental revenue resulting from an increase in operating lease volume and the conversion of capital leases to operating leases in connection with the Everett Transaction.

Gross Margin
Fiscal 2018 compared with Fiscal 2017
Our gross margin remained flat for fiscal 2018 as compared with fiscal 2017. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•	Hybrid IT gross margin decreased due primarily to a higher mix of lower margin solutions and higher variable compensation expense;

•	Intelligent Edge gross margin decreased due primarily to a higher mix of revenue from lower margin edge compute products and higher variable compensation expense;

•	FS gross margin increased due primarily to favorable foreign currency fluctuations, higher asset management activity related to lease extensions and higher margins on lease buyouts; and

•	Corporate Investments contributed to an increase in gross margin due primarily to lower costs.
Fiscal 2017 compared with Fiscal 2016
Our gross margin decreased by 2.2 percentage points for fiscal 2017 compared with fiscal 2016. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•
Hybrid IT gross margin decreased due primarily to higher commodity costs, particularly DRAM, and competitive pressures affecting Compute and Storage, the impact of the H3C divestiture, particularly in DC Networking, and unfavorable currency fluctuations;

•	Intelligent Edge gross margin increased due to a higher mix of revenue from higher margin WLAN and campus switching products; and

•	FS gross margin decreased due to lower portfolio margins resulting from the increase in operating lease assets and the impact of a bad debt reserve release in the prior-year period.
Operating Expenses
Research and Development
R&D expense increased by $177 million, or 12%, in fiscal 2018 as compared to fiscal 2017, due to higher variable compensation expense and as we increase new product development in the Hybrid IT and Intelligent Edge segments.
R&D expense decreased by $228 million, or 13%, in fiscal 2017 as compared to fiscal 2016, due primarily to cost reduction actions in Hewlett Packard Labs, a decline in cloud-related activities and the impact of the H3C divestiture. This decrease was partially offset by higher expenses due to business acquisitions in fiscal 2017.
Selling, General and Administrative
SG&A expense decreased by $155 million, or 3%, for fiscal 2018 as compared to fiscal 2017, due primarily to lower administrative expenses as a result of the HPE Next initiative, partially offset by higher marketing and field selling costs primarily from higher variable compensation expense and unfavorable currency fluctuations.
SG&A expense decreased by $374 million, or 7%, for fiscal 2017 as compared to fiscal 2016, due primarily to the impact of the H3C and MphasiS divestitures in fiscal 2016, which represented $294 million of expenses in the prior-year period, cost reduction actions, favorable foreign currency fluctuations, and lower variable compensation expense. This decrease was partially offset by higher expenses resulting from business acquisitions in fiscal 2017.
Amortization of Intangible Assets
Amortization expense decreased by $27 million, or 8%, in fiscal 2018 as compared to fiscal 2017, due to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods, partially offset by higher amortization expense in the current period related to intangible assets from business acquisitions in fiscal 2017.
Amortization expense increased by $49 million, or 18%, in fiscal 2017 as compared to fiscal 2016, due to the addition of intangible assets resulting from business acquisitions in fiscal 2017, partially offset by certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods.
Impairment of Goodwill
During the fourth quarter of fiscal 2018, Hybrid IT segment management changed its evaluation of Hybrid IT to evaluate the previously integrated CMS business separately from the remainder of Hybrid IT, resulting in a reassessment of the reporting units. This change in segment management review triggered an interim goodwill test in the fourth quarter of fiscal 2018 and based on that test, the fair value of CMS was lower than its carrying value, leading to a goodwill impairment charge of $88 million.
Restructuring Charges
Restructuring charges decreased in fiscal 2018 as compared to fiscal 2017, due to the completion of the restructuring plan we announced in September 2015 (the "2015 Plan") in connection with the Separation and the plan initially announced in May 2012 (the "2012 Plan"). As of October 31, 2018, both the 2015 Plan and the 2012 Plan are complete.
Restructuring charges remained flat in fiscal 2017 as compared to fiscal 2016, due primarily to continuing charges from the 2015 Plan, partially offset by lower charges from the 2012 Plan.
Transformation Costs

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

For fiscal 2018, transformation costs of $425 million include $531 million of restructuring charges related to the HPE Next Plan, $148 million related to IT costs, $95 million of program management costs and $56 million of other costs, partially offset by $405 million related to gains from the sale of real estate.
Transformation costs increased by $66 million in fiscal 2018 as compared to fiscal 2017 due to higher charges in connection with the HPE Next Initiative, which is expected to be implemented through fiscal 2020.
Disaster Charges
During the fourth quarter of fiscal 2017, our facilities in Houston, Texas sustained significant damage as a result of Hurricane Harvey. For fiscal 2017, we recorded $93 million in Disaster charges, which primarily represented the deductible under the insurance program and an asset impairment charge, in our Consolidated Statement of Earnings.
Acquisition and Other Related Charges
Acquisition and other related charges decreased by $121 million in fiscal 2018 as compared to fiscal 2017, due primarily to reduced costs related to integration activities and retention bonuses.
Acquisition and other related charges increased by $58 million in fiscal 2017 as compared to fiscal 2016, due primarily to charges resulting from the acquisitions of Nimble Storage, SimpliVity and SGI.
Separation Costs
Separation costs decreased by $236 million in fiscal 2018 as compared to fiscal 2017 due to lower costs from the Separation, Everett and Seattle Transactions along with a tax credit related to the Separation.
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
Interest and Other, Net
Interest and other, net expense decreased by $53 million in fiscal 2018 as compared to fiscal 2017, due primarily to lower currency transaction losses, a gain on the sale of Internet Protocol addresses and the sale of certain tax assets, partially offset by cumulative translation adjustments resulting from country exits associated with the HPE Next Initiative.
Interest and other, net expense increased by $43 million in fiscal 2017 as compared to fiscal 2016, due primarily to higher interest expense from higher weighted-average interest rate.
Tax Indemnification Adjustments
Tax indemnification adjustments, representing $1.4 billion of expense, $3 million of expense, and $317 million of income in fiscal 2018, 2017, and 2016, respectively, resulted from the settlement of certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc. and for which we are partially indemnified by HP Inc. under the Tax Matters Agreement.
Earnings (loss) from Equity Interests
Earnings (loss) from equity interests primarily represents our 49% interest in H3C. Earnings from equity interests increased by $61 million in fiscal 2018 as compared to fiscal 2017 due to higher net income earned by H3C.
Loss from equity interests decreased by $53 million in fiscal 2017 as compared to fiscal 2016 due to higher net income earned by H3C. The loss was primarily the result of the amortization of our interest in the basis difference which is offset against our share of the net income earned by H3C.
Provision for Taxes

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Our effective tax rates were (650.7)%, (60.3)% and 16.1% in fiscal 2018, 2017 and 2016, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 23.3% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but may also be materially impacted by discrete tax adjustments during the fiscal year. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented include Puerto Rico and Singapore.
We have an October 31 fiscal year end; therefore, the lower corporate tax rate enacted by the Tax Act will be phased in, resulting in a U.S. statutory federal rate of 23.3% for the fiscal year ending October 31, 2018 and 21% for subsequent fiscal years.
In fiscal 2018, we recorded $2.0 billion of net income tax benefits related to items unique to the year. These amounts primarily included $2.0 billion of income tax benefits related to the settlement of certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc. and for which we are partially indemnified by HP Inc. under the Tax Matters Agreement, $208 million of income tax benefits related to Everett pre-divestiture tax matters and valuation allowances, $125 million of income tax benefits on restructuring charges, separation costs, transformation costs and acquisition and other related charges, and $65 million of income tax benefits on net excess tax benefits related to stock-based compensation, the effects of which were partially offset by $422 million of income tax charges related to impacts of the Tax Act.

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
On December 22, 2017, the Tax Act was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time Transition Tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a modified territorial tax system. For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 23.3% and further explanation of our provision for taxes, see Note 8, "Taxes on Earnings", to the Consolidated Financial Statements.

Segment Information
A description of the products and services for each segment, along with other pertinent information related to Segments can be found in Note 3, "Segment Information", to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference. Future changes to our organizational structure may result in changes to the segments disclosed.
Hybrid IT

	For the fiscal years ended October 31,
	2018	2017	2016
	Dollars in millions
Net revenue	$25,033	$23,627	$25,102
Earnings from operations	$2,654	$2,274	$3,182
Earnings from operations as a % of net revenue	10.6%	9.6%	12.7%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31,
	Net Revenue			Weighted Net Revenue Change Percentage Points
	2018	2017	2016	2018	2017
	Dollars in millions
Compute	$13,823	$12,837	$13,994	4.3	(4.6)
Storage	3,706	3,280	3,389	1.8	(0.4)
DC Networking	225	214	407	—	(0.8)
Hybrid IT Product	$17,754	$16,331	$17,790	6.1	(5.8)
HPE Pointnext	7,279	7,296	7,312	(0.1)	(0.1)
Total Hybrid IT	$25,033	$23,627	$25,102	6.0	(5.9)
Fiscal 2018 compared with Fiscal 2017
Hybrid IT net revenue increased by $1.4 billion, or 6.0% (increased 4.1% on a constant currency basis), in fiscal 2018 as compared to fiscal 2017. The increase in Hybrid IT net revenue was due primarily to growth in Compute from core ISS due to higher AUPs and partially from increased market demand for IT products, favorable currency fluctuations, and growth in Storage primarily as a result of the Nimble Storage acquisition.
Hybrid IT Product net revenue increased by $1.4 billion, or 9%, with growth of 8% in Compute, 13% in Storage and 5% in DC Networking.

•
The net revenue increase in Compute was due primarily to growth in core ISS products and favorable currency fluctuations. Mission-critical servers ("MCS") also experienced a net revenue increase for the period. The increase in Compute net revenue was partially offset by a decline in Tier-1 server sales as we continue to exit less profitable product categories. The growth in core ISS revenue was driven by an increase in AUPs across most core products due to several factors including the cost of certain commodities, Generation 10 servers representing a higher mix of overall core ISS server products and improved server configurations. The increase in AUPs was partially offset by a decline in unit shipments, primarily in the rack, tower and blade categories. MCS revenue increased as a result of higher revenue from NonStop products.

•
The net revenue increase in Storage was driven by growth in our converged and traditional storage products. Converged storage revenue growth was due primarily to revenue from HPE Nimble Storage and growth in big data products. Traditional storage revenue increased as a result of growth in networking and MSA products.

•	Higher revenue in DC Networking was due primarily to growth in switching products.
HPE Pointnext net revenue decreased by $17 million, or 0.2% compared to the prior-year period, due primarily to a revenue decline in Advisory and Professional Services and Communications and Media Services, partially offset by favorable currency fluctuations and revenue growth in Operational Services. The revenue decline in Advisory and Professional Services was due to our exit from low margin countries in this business. Revenue in Operational Services increased due to growth in HPE Datacenter Care and HPE Proactive Care support solutions, partially offset by a reduction in support for legacy server and storage solutions.
Hybrid IT earnings from operations as a percentage of net revenue increased by a 1.0 percentage point, in fiscal 2018 as compared to fiscal 2017. The increase was due to a decrease in operating expenses as a percentage of net revenue partially offset by a decline in gross margin. The gross margin decline was due primarily to a higher mix of lower margin solutions and higher variable compensation expense, partially offset by a lower mix of revenue from lower margin Tier-1 server sales. Operating expenses as a percentage of net revenue decreased due to lower expenses as a result of cost reduction and streamlining initiatives partially offset by higher variable compensation expense.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2017 compared with Fiscal 2016
Hybrid IT net revenue decreased by $1.5 billion, or 5.9% (decreased 5.2% on a constant currency basis), in fiscal 2017. The decrease was due primarily to a decline in Compute revenue as a result of a revenue decline of $1.3 billion from Tier-1 server sales and a decline in DC Networking as a result of the H3C divestiture in May 2016, which contributed $384 million in Hybrid IT net revenue in the prior-year period, partially offset by a revenue contribution of approximately $640 million from the acquisitions of SGI and Nimble Storage during fiscal 2017.
Hybrid IT Product net revenue decreased by $1.5 billion, or 8%, with declines of 8% in Compute, 3% in Storage and 47% in DC Networking

•
Compute net revenue decreased by $1.2 billion, or 8%, due primarily to a decline in revenue from ISS and MCS. The decline in ISS revenue was due primarily to lower revenue from Tier-1 server sales, partially offset by growth in core server products, which included revenue from the recently acquired SGI business. ISS unit volumes decreased by 13%, while AUPs increased by 6%. The decrease in unit volumes was a result of the volume decline in the Tier-1 server category. The increase in AUPs was experienced in the density optimized, blades and rack product categories, partially offset by a decline in the tower product category. MCS revenue declined due primarily to the decline in revenue from Itanium products and NonStop solutions.

•
Storage net revenue decreased by $109 million, or 3%, due to continued weakness in traditional storage products and go-to-market sales execution issues. Compared to the prior-year period, revenue from traditional storage solutions declined, while converged storage revenue increased due primarily to growth in our All-Flash Array products, which included revenue from the recently acquired Nimble Storage business.

•
DC Networking net revenue decreased by $193 million, or 47%, due primarily to the H3C divestiture, which contributed $214 million of revenue in the prior-year period, partially offset by revenue growth in switching products.

HPE Pointnext net revenue decreased by $16 million, which was flat compared to the prior-year period as the impact of the H3C divestiture, which represented $170 million of revenue in the prior-year period, was offset by revenue from SGI and growth in the HPE Data Center Care and HPE Proactive Care support solutions.
Hybrid IT earnings from operations as a percentage of net revenue decreased by 3.1 percentage points in fiscal 2017 due to a decrease in gross margin and an increase in operating expenses as a percentage of net revenue. The gross margin decrease was due primarily to higher commodity costs, particularly DRAM, and competitive pressures affecting Compute and Storage, the impact of the H3C divestiture, particularly in DC Networking, and unfavorable currency fluctuations, which was partially offset by improved gross margin from a lower mix of Tier-1 server sales and lower variable compensation expense. Operating expense as a percentage of net revenue increased due to the revenue decline notwithstanding the reduction in operating expense. The decrease in operating expense was due primarily to cost reduction actions, the impact of the H3C divestiture, which represented $109 million of expense in the prior year, and lower variable compensation expense, which was partially offset by increased expenses as a result of business combinations.

Intelligent Edge

	For the fiscal years ended October 31,
	2018	2017	2016
	Dollars in millions
Net revenue	$2,929	$2,584	$2,674
Earnings from operations	$237	$253	$74
Earnings from operations as a % of net revenue	8.1%	9.8%	2.8%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The components of the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31,
	Net Revenue			Weighted Net Revenue Change Percentage Points
	2018	2017	2016	2018	2017
	Dollars in millions
HPE Aruba Product	$2,619	$2,307	$2,423	12.1	(4.3)
HPE Aruba Services	310	277	251	1.3	0.9
Total Intelligent Edge	$2,929	$2,584	$2,674	13.4	(3.4)
Fiscal 2018 compared with Fiscal 2017
Intelligent Edge net revenue increased by $345 million, or 13.4% (increased 11.2% on a constant currency basis), in fiscal 2018 as compared to fiscal 2017. The increase in Intelligent Edge net revenue was due primarily to a net increase in HPE Aruba Product revenue of $312 million, or 14%. The increase in HPE Aruba Product revenue was due primarily to revenue growth in Aruba branded campus switching products, as well as revenue growth in our edge compute products, partially offset by a decline in revenue from WLAN products. HPE Aruba Services net revenue increased by $33 million, or 12% due primarily to services attach on a growing product installed base.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 1.7 percentage points in fiscal 2018 as compared to fiscal 2017. The decrease was due to a decrease in gross margin and an increase in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to a higher mix of revenue from lower margin edge compute products and higher variable compensation expense. The increase in operating expenses as a percentage of net revenue was due primarily to higher R&D and field selling costs and higher variable compensation expense.
Fiscal 2017 compared with Fiscal 2016
Intelligent Edge net revenue decreased by $90 million or 3.4% (decreased 3.0% on a constant currency basis), in fiscal 2017 as compared to fiscal 2016. The decrease in Intelligent Edge net revenue was due primarily to a decrease in HPE Aruba Product revenue of $116 million, or 5%. The decrease in HPE Aruba Product revenue was due primarily to the divestiture of H3C in May 2016, which contributed $425 million of revenue in fiscal 2016, partially offset by growth in WLAN and campus switching products. HPE Aruba Services net revenue increased by $26 million, or 10% due primarily to services attach on a growing HPE Aruba Product installed base.
Intelligent Edge earnings from operations as a percentage of net revenue increased 7.0 percentage points in fiscal 2017 as compared to fiscal 2016. The increase was due to an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to a higher mix of revenue from higher margin WLAN and campus switching products, partially offset by the impact of the H3C divestiture. The decrease in operating expenses as a percentage of net revenue was due primarily to a decrease in operating expenses which was greater than the decrease in revenue.
Financial Services

	For the fiscal years ended October 31,
	2018	2017	2016
	Dollars in millions
Net revenue	$3,671	$3,602	$3,190
Earnings from operations	$290	$299	$338
Earnings from operations as a % of net revenue	7.9%	8.3%	10.6%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2018 compared with Fiscal 2017
FS net revenue increased by $69 million, or 1.9% (increased 0.4% on a constant currency basis), in fiscal 2018 due primarily to favorable foreign currency fluctuations and higher asset management revenue from end-of-lease monthly rentals, remarketing sales and lease extensions, partially offset by a decrease in rental revenue due to lower average operating leases and lower lease buyout revenue due primarily to a large customer buyout transaction in the fourth quarter of fiscal 2017.
FS earnings from operations as a percentage of net revenue decreased 0.4 percentage points due to an increase in operating expenses as a percentage of net revenue, partially offset with an increase in gross margin. Operating expenses as a percentage of net revenue increased due primarily to higher marketing, administrative and field selling costs. The increase in gross margin was due primarily to favorable foreign currency fluctuations, higher asset management activity related to lease extensions and higher margins on lease buyouts, which was partially offset by an increase in bad debt expense in the current period.
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
FS earnings from operations as a percentage of net revenue decreased by 2.3 percentage points in fiscal 2017 due to a decrease in gross margin, partially offset by a decrease in operating expense as a percentage of net revenue. The decrease in gross margin was due primarily to lower portfolio margins resulting from the increase in operating lease assets and the impact of a bad debt reserve release in the prior-year period, partially offset by higher margins on lease buyout activity. Operating expenses as a percentage of net revenue decreased primarily as a result of the net revenue increase, as total operating expenses increased by only 3% from the prior-year period.
Financing Volume

	For the fiscal years ended October 31,
	2018	2017	2016
	Dollars in millions
Total financing volume	$6,521	$6,085	$6,478
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased 7.2% in fiscal 2018 and decreased 6.1% in fiscal 2017 as compared to the prior-year periods, respectively. The increase in fiscal 2018 was primarily driven by higher financing associated with third-party product sales and related service offerings, along with favorable currency fluctuations. The decrease in fiscal 2017 was driven by lower financing volume associated with third-party and HPE product sales and related services offerings, along with unfavorable currency fluctuations.
Portfolio Assets and Ratios
The FS business model is asset intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from our internal management reporting system. The accounting policies used to derive FS amounts are substantially the same as those used by the Company. However, intercompany loans and certain accounts that are reflected in the segment balances are eliminated in our Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of October 31,
	2018	2017
	Dollars in millions
Financing receivables, gross	$8,256	$7,844
Net equipment under operating leases	4,212	4,413
Capitalized profit on intercompany equipment sales(1)	502	656
Intercompany leases(1)	125	115
Gross portfolio assets	13,095	13,028
Allowance for doubtful accounts(2)	120	86
Operating lease equipment reserve	63	49
Total reserves	183	135
Net portfolio assets	$12,912	$12,893
Reserve coverage	1.4%	1.0%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)	Intercompany activity is eliminated in consolidation.

(2)	Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.4 billion and $11.2 billion at October 31, 2018 and October 31, 2017, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both October 31, 2018 and October 31, 2017 was $1.6 billion.

At October 31, 2018 and 2017, FS net cash and cash equivalents were $735 million and $873 million, respectively.
Net portfolio assets at October 31, 2018 increased 0.1% from October 31, 2017. The increase generally resulted from new financing volume, partially offset by unfavorable foreign currency fluctuations.
FS bad debt expense includes charges to reserves for sales-type, direct-financing and operating leases. FS recorded net bad debt expense of $91 million, $45 million and $23 million in fiscal 2018, 2017 and 2016, respectively.
Corporate Investments

	For the fiscal years ended October 31,
	2018	2017	2016
	Dollars in millions
Net revenue	$(1)	$3	$594
Loss from operations	$(90)	$(106)	$(61)
Loss from operations as a % of net revenue(1)	NM	NM	NM

(1)	"NM" represents not meaningful.
Effective at the beginning of the second quarter of fiscal 2017, and prior to the completion of the Everett Transaction, we transferred the historical net revenue and operating profit related to the previously divested MphasiS product group from the former ES segment to the Corporate Investments segment.
Net revenue in fiscal 2017 represents IP-related royalty revenue. Net revenue in fiscal 2016 primarily represents revenue from the MphasiS product group, which was divested in the fourth quarter of fiscal 2016. Corporate Investments net revenue decreased by 133% in fiscal 2018, as compared to the prior-year period, due to lower IP-related royalty revenue in HP labs, and decreased by 99% in fiscal 2017, as compared to the prior-year period, due to the absence of revenue from MphasiS.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments loss from operations decreased by 15% in fiscal 2018 and increased by 74% in fiscal 2017, as compared to the prior-year periods, respectively. The decline in loss from operations for fiscal 2018 was due to lower expenses in HP Labs. The increase in loss from operations for fiscal 2017 was due to higher expenses in HP labs and certain cloud-related activities, partially offset by the absence of operating expenses related to MphasiS.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, income tax payments, in addition to any future investments and any future share repurchases, and future stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A, each of which is incorporated herein by reference.
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
Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may, from time to time, be subject to short-term intercompany loans into the U.S. Due to the enactment of the Tax Act, all of our cash, cash equivalents and investments held by foreign subsidiaries were subject to U.S. taxation under the one-time Transition Tax as further discussed in Note 8, "Taxes on Earnings". Subsequent repatriations generally will not be taxable from a U.S. federal tax perspective but may be subject to state income or foreign withholding tax. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
On October 13, 2015, our Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion, $5.0 billion and $2.5 billion on May 24, 2016, October 16, 2017 and February 21, 2018, respectively. As of October 31, 2018, we had a remaining authorization of $4.7 billion for future share repurchases. The number of shares that we repurchase under the share repurchase program may vary depending on numerous factors, including share price, liquidity and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions, and board and management discretion. Additionally, our share repurchase activity, if any, during any particular period may fluctuate. We may commence, accelerate, suspend, delay, or discontinue any share repurchase activity at any time, without notice. This program does not have a specific expiration date.
In fiscal 2018, we repurchased an aggregate of $3.6 billion of our stock as a result of our share repurchase program. For more information on our share repurchase program, refer to Note 16, "Stockholders' Equity", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Liquidity
Our cash and cash equivalents, total debt and available borrowing resources were as follows:

	As of October 31,
	2018	2017	2016
	In millions
Cash and cash equivalents	$4,880	$9,579	$12,987
Total debt	$12,141	$14,032	$15,693
Available borrowing resources	$5,757	$5,891	$6,058
Our key cash flow metrics were as follows:

	For the fiscal years ended October 31,
	2018	2017	2016
	In millions
Net cash provided by operating activities	$2,964	$1,335	$5,056
Net cash (used in) provided by investing activities	(2,071)	(4,907)	419
Net cash (used in) provided by financing activities	(5,592)	164	(2,330)
Net (decrease) increase in cash and cash equivalents	$(4,699)	$(3,408)	$3,145
Operating Activities
Net cash provided by operating activities increased by $1.6 billion for fiscal 2018 as compared to fiscal 2017. The increase was due primarily to higher net earnings in the current period and a payment of $1.9 billion for pension funding in connection with the Everett Transaction in the prior-year period, partially offset by higher cash usage for net working capital management in the current period. Net cash provided by operating activities decreased by $3.7 billion for fiscal 2017 as compared to fiscal 2016 due primarily to a payment of $1.9 billion for pension funding in connection with the Everett Transaction and lower net earnings.
Our key working capital metrics were as follows:

	As of October 31,
	2018	2017	2016
Days of sales outstanding in accounts receivable	37	36	39
Days of supply in inventory	40	39	31
Days of purchases outstanding in accounts payable	(100)	(102)	(89)
Cash conversion cycle	(23)	(27)	(19)
Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. For fiscal 2018, as compared to the prior-year period, the increase in DSO was due primarily to unfavorable billing linearity partially offset by an increase in early payments and factoring. For fiscal 2017, as compared to the prior-year period, the decrease in DSO was due primarily to lower aged accounts receivables, a reduction in accounts receivables of recent acquisitions and improvements in credit and collections.
Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. For fiscal 2018, as compared to the prior-year period, the increase in DOS was due primarily to higher levels of strategic commodities inventory to support customer demand, manage supply risk and component cost increases, and higher inventory of server solutions which have longer time-to-shipment cycles. For fiscal 2017, as compared to the prior-year period, the increase in DOS was due primarily to higher inventory resulting from increases in memory component costs and an increase in inventory as a result of recent acquisitions.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. For fiscal 2018, as compared to the prior-year period, the decrease in DPO was primarily the result of a reduction in purchases with original equipment manufacturers ("OEMs") and a shift to internal manufacturing for certain compute products. For fiscal 2017, as compared to the prior-year period, the increase in DPO was primarily the result of an extension of payment terms with our product suppliers.
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
Investing Activities
Net cash used in investing activities decreased by $2.8 billion in fiscal 2018 as compared to fiscal 2017. The decrease was due primarily to payments of $2.2 billion in the prior-year period in connection with business acquisitions and a decrease of $0.6 billion of cash used in the current period for investments in property, plant and equipment, net of proceeds from sales. Net cash used in investing activities was $4.9 billion in fiscal 2017 due primarily to $2.5 billion of investments in property, plant and equipment, net of proceeds from sales, and payments of $2.2 billion in connection with business acquisitions.
Financing Activities
Net cash used in financing activities increased by $5.8 billion in fiscal 2018 as compared to fiscal 2017. The increase was due primarily to cash dividends of $3.0 billion and $2.5 billion from Everett and Seattle, respectively, in the prior period, and higher cash used in the current period for share repurchase activity of $1.0 billion, partially offset by $0.8 billion of net transfers of cash and cash equivalents to DXC and Micro Focus in the prior period. Net cash provided by financing activities was $0.2 billion in fiscal 2017 due primarily to a $3.0 billion cash dividend payment from Everett, a $2.5 billion cash dividend payment from Seattle and $2.3 billion of cash proceeds from the issuance of debt, partially offset by $3.8 billion of debt redemption payments and $3.0 billion of cash utilization for repurchases of common stock and dividend payments. Net cash used in financing activities was $2.3 billion in fiscal 2016 due primarily to cash utilization for repurchases of common stock and dividend payments.
Capital Resources
Debt Levels

	As of October 31,
	2018	2017	2016
	Dollars in millions
Short-term debt	$2,005	$3,850	$3,525
Long-term debt	$10,136	$10,182	$12,168
Weighted-average interest rate	4.5%	3.8%	3.4%
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure.
On September 19, 2018, we completed our offering of $0.5 billion aggregate principal amount of 3.5% notes due in 2021 and $0.8 billion aggregate principal amount of floating rate notes due in 2021. The net proceeds from this offering was used to fund the repayment of $1.05 billion outstanding principal amount of our 2.85% notes and $250 million outstanding principal amount of our floating rate notes that both became due in October 2018, and for general corporate purposes.
On June 29, 2018 we redeemed $1.6 billion face value of $2.65 billion Senior Notes with an original maturity date of October 5, 2018.
During fiscal 2018, we issued $21.5 billion and repaid $21.5 billion of commercial paper. For more information on our borrowings, see Note 15, "Borrowings", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 14, "Financial Instruments", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
In December 2017, we filed a shelf registration statement with the Securities and Exchange Commission that allows us to sell, at any time and from time to time, in one or more offerings, debt securities, preferred stock, common stock, warrants, depositary shares, purchase contracts, guarantees or units consisting of any of these securities.
Revolving Credit Facility
On November 1, 2015, we entered into a revolving credit facility (the "Credit Agreement"), together with the lenders named therein, JPMorgan Chase Bank, N.A. ("JPMorgan"), as co-administrative agent and administrative processing agent, and Citibank, N.A., as co-administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.0 billion. Loans under the revolving credit facility may be used for general corporate purposes. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to the satisfaction of certain conditions, by up to two, one-year periods. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. As of October 31, 2018 and 2017, no borrowings were outstanding under the Credit Agreement.
Available Borrowing Resources
As of October 31, 2018, we had the following resources available to obtain short- or long-term financing if we need additional liquidity:

As of October 31, 2018
In millions
Commercial paper programs	$4,108
Uncommitted lines of credit	$1,649
For more information on our available borrowings resources, see Note 15, "Borrowings", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
CONTRACTUAL AND OTHER OBLIGATIONS
Our contractual and other obligations as of October 31, 2018, were as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on long-term debt(1)	$11,675	$1,196	$4,358	$1,371	$4,750
Interest payments on long-term debt(2)	5,004	553	915	618	2,918
Operating lease obligations (net of sublease rental income)	1,003	172	285	205	341
Purchase obligations and other(3)	637	257	306	25	49
Capital lease obligations (includes interest)	81	7	13	13	48
Total(4)(5)(6)(7)(8)(9)	$18,400	$2,185	$5,877	$2,232	$8,106

(1)	Amounts represent the principal cash payments relating to our long-term debt and do not include fair value adjustments, discounts or premiums and debt issuance costs.

(2)
Amounts represent the expected interest payments relating to our long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Senior Notes to variable interest rates. The impact of our outstanding interest rate swaps at October 31, 2018 was factored into the calculation of the future interest payments on long-term debt.

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

(4)
In fiscal 2019, we anticipate making contributions of $190 million to our non-U.S. pension plans. Our policy is to fund pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows, as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 6, "Retirement and Post-Retirement Benefit Plans", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(5)
As of October 31, 2018 we expect future cash payments of approximately $1.0 billion in connection with our approved restructuring plans, which includes $0.5 billion expected to be paid in fiscal 2019 and $0.5 billion expected to be paid through fiscal 2022. Payments for restructuring activities have been excluded from the contractual obligations table, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities, see Note 4, "Restructuring", and Note 5, "HPE Next", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(6)
As of October 31, 2018, we had approximately $1.5 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $26 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 8, "Taxes on Earnings", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(7)
In connection with the Separation, the Company entered into a Separation and Distribution Agreement with HP Inc., effective November 1, 2015, whereby the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the Separation. Additionally, in connection with the Separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc., effective November 1, 2015, that governs the rights and obligations of the Company and HP Inc. for certain pre-Separation tax liabilities. The Tax Matters Agreement provides that the Company and HP Inc. will share certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HP Inc.'s U.S. and certain non-U.S. income tax returns. As of October 31, 2018, we had approximately $359 million of recorded net liabilities, offset with $341 million of recorded net receivables, pertaining to income tax indemnification with HP Inc. These liabilities include $115 million expected to be paid within one year. For the remaining amounts, we are unable to make a reasonable estimate as to when cash settlement with HP Inc. might occur due to uncertainties related to the underlying tax matters. Payments of these obligations would result from settlements under the Tax Matters Agreement with HP Inc. For more information on our general cross-indemnification, Tax Matters Agreement and other income tax matters with HP Inc., see Note 19, "Guarantees, Indemnifications and Warranties", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(8)
In connection with the Everett and Seattle Transactions, the Company entered into a Separation and Distribution Agreement with each of DXC, effective May 24, 2016, and Seattle, effective September 7, 2016, whereby DXC and Seattle, as applicable, agreed to indemnify HPE, each of its subsidiaries and each of their respective directors, officers and employees from and against all losses relating to, arising out of or resulting from, among other matters, the liabilities allocated to DXC and Seattle as part of the Everett Transaction and Seattle Transaction, respectively. HPE similarly agreed to indemnify DXC and Seattle, each of their subsidiaries and each of their respective directors, officers and employees from and against all losses relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Everett Transaction and Seattle Transaction, respectively. Additionally, in connection with the Everett and Seattle Transactions, HPE entered into a Tax Matters Agreement with DXC and affiliates, effective March 31, 2017, (the "DXC Tax Matters Agreement"), and Micro Focus and affiliates, effective September 1, 2017, (the "Micro Focus Tax Matters Agreement"), that governs the rights and obligations of HPE and DXC or Micro Focus, as applicable, for certain pre-divestiture tax liabilities and tax receivables. Each of the DXC Tax Matters Agreement and Micro Focus Tax Matters Agreement generally provides that HPE will be responsible for pre-divestiture tax liabilities and will be entitled to pre-divestiture tax receivables that arise from adjustments made by tax authorities to HPE's and DXC's, or Micro Focus’, as applicable, U.S. and certain non-U.S. tax returns. In certain jurisdictions, HPE and DXC, or Micro Focus, as applicable, have joint and several liability for past income tax liabilities and accordingly, HPE could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. As of October 31, 2018, we had approximately $6 million of recorded net liabilities and $28 million of recorded net liabilities pertaining to tax indemnification with DXC and Micro Focus, respectively. These liabilities include $19 million expected to be paid within one year. For the remaining amounts, we are unable to make a reasonable estimate as to when cash settlement with DXC or Micro Focus might occur due to the uncertainties related to the underlying tax matters. Payments of these obligations would result from settlements under the Tax Matters Agreement with DXC or Micro Focus. For more information on our general cross-indemnification, Tax Matters Agreement and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

other income tax matters with DXC and Micro Focus, see Note 19, "Guarantees, Indemnifications and Warranties", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(9)
Due to the enactment of the Tax Act, we recognized a one-time expense for Transition Tax of $1.7 billion on the deemed repatriation of previously deferred foreign income, but this tax expense does not result in direct current or deferred cash payments given that we have sufficient U.S. tax credits to offset such cash obligation.

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
We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party revolving short-term financing arrangements, see Note 9, "Balance Sheet Details", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 60 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2018 were the euro, Japanese yen, British pound, and Chinese yuan (renminbi). For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses as of October 31, 2018 and 2017, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2018 and 2017. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $36 million and $39 million at October 31, 2018 and 2017, respectively.
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
We have performed sensitivity analyses as of October 31, 2018 and 2017, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments, financing receivables, and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments, financing receivables, and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2018 and 2017. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, investments and financing receivables, net of interest rate swaps, of $29 million and $43 million at October 31, 2018 and 2017, respectively.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hewlett Packard Enterprise Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hewlett Packard Enterprise Company and subsidiaries (the Company) as of October 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 12, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
San Jose, California
December 12, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hewlett Packard Enterprise Company

Opinion on Internal Control over Financial Reporting
We have audited Hewlett Packard Enterprise Company and subsidiaries’ internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hewlett Packard Enterprises Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2018, and the related notes and our report dated December 12, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Jose, California
December 12, 2018

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
Hewlett Packard Enterprise’s management assessed the effectiveness of Hewlett Packard Enterprise’s internal control over financial reporting as of October 31, 2018, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on the assessment by Hewlett Packard Enterprise’s management, we determined that Hewlett Packard Enterprise’s internal control over financial reporting was effective as of October 31, 2018. The effectiveness of Hewlett Packard Enterprise’s internal control over financial reporting as of October 31, 2018 has been audited by Ernst & Young LLP, Hewlett Packard Enterprise’s independent registered public accounting firm, as stated in their report which appears on page 63 of this Annual Report on Form 10-K.

/s/ ANTONIO F. NERI	/s/ TAREK A. ROBBIATI
Antonio F. Neri President and Chief Executive Officer	Tarek A. Robbiati Executive Vice President and Chief Financial Officer
December 12, 2018	December 12, 2018

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

	For the fiscal years ended October 31,
	2018	2017	2016
	In millions, except per share amounts
Net revenue:
Products	$19,504	$17,597	$18,843
Services	10,901	10,878	11,073
Financing income	447	396	364
Total net revenue	30,852	28,871	30,280
Costs and expenses:
Cost of products	14,079	12,715	13,040
Cost of services	7,203	7,197	7,218
Financing interest	278	265	249
Research and development	1,663	1,486	1,714
Selling, general and administrative	4,851	5,006	5,380
Amortization of intangible assets	294	321	272
Impairment of goodwill	88	—	—
Restructuring charges	19	417	417
Transformation costs	425	359	—
Disaster charges	—	93	—
Acquisition and other related charges	82	203	145
Separation costs	12	248	362
Defined benefit plan settlement charges and remeasurement (benefit)	—	(64)	—
Gain on H3C and MphasiS divestitures	—	—	(2,420)
Total costs and expenses	28,994	28,246	26,377
Earnings from continuing operations	1,858	625	3,903
Interest and other, net	(274)	(327)	(284)
Tax indemnification adjustments	(1,354)	(3)	317
Earnings (loss) from equity interests	38	(23)	(76)
Earnings from continuing operations before taxes	268	272	3,860
Benefit (provision) for taxes	1,744	164	(623)
Net earnings from continuing operations	2,012	436	3,237
Net loss from discontinued operations	(104)	(92)	(76)
Net earnings	$1,908	$344	$3,161
Net earnings (loss) per share:
Basic
Continuing operations	$1.32	$0.26	$1.89
Discontinued operations	(0.07)	(0.05)	(0.05)
Total basic net earnings per share	$1.25	$0.21	$1.84
Diluted
Continuing operations	$1.30	$0.26	$1.86
Discontinued operations	(0.07)	(0.05)	(0.04)
Total diluted net earnings per share	$1.23	$0.21	$1.82
Cash dividends declared per share	$0.4875	$0.2600	$0.2200
Weighted-average shares used to compute net earnings per share:
Basic	1,529	1,646	1,715
Diluted	1,553	1,674	1,739

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31,
	2018	2017	2016
	In millions
Net earnings	$1,908	$344	$3,161
Other comprehensive (loss) income before taxes:
Change in net unrealized losses on available-for-sale securities:
Net unrealized losses arising during the period	(3)	(8)	(4)
(Gains) losses reclassified into earnings	(9)	(4)	3
	(12)	(12)	(1)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains arising during the period	169	46	226
Net losses (gains) reclassified into earnings	8	(145)	(270)
	177	(99)	(44)
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(423)	944	(1,777)
Amortization of actuarial loss and prior service benefit	191	285	284
Curtailments, settlements and other	22	15	(18)
	(210)	1,244	(1,511)
Change in cumulative translation adjustment:
Cumulative translation adjustment arising during the period	(70)	(14)	(154)
Release of cumulative translation adjustment as a result of divestitures and country exits	20	—	75
	(50)	(14)	(79)
Other comprehensive (loss) income before taxes	(95)	1,119	(1,635)
(Provision) benefit for taxes	(42)	(145)	51
Other comprehensive (loss) income, net of taxes	(137)	974	(1,584)
Comprehensive income	$1,771	$1,318	$1,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	As of October 31,
	2018	2017
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,880	$9,579
Accounts receivable	3,263	3,073
Financing receivables	3,396	3,378
Inventory	2,447	2,315
Assets held for sale	6	14
Other current assets	3,280	3,085
Total current assets	17,272	21,444
Property, plant and equipment	6,138	6,269
Long-term financing receivables and other assets	11,359	12,600
Investments in equity interests	2,398	2,535
Goodwill	17,537	17,516
Intangible assets	789	1,042
Total assets	$55,493	$61,406
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,005	$3,850
Accounts payable	6,092	6,072
Employee compensation and benefits	1,412	1,156
Taxes on earnings	378	429
Deferred revenue	3,177	3,128
Accrued restructuring	294	445
Other accrued liabilities	3,840	3,844
Total current liabilities	17,198	18,924
Long-term debt	10,136	10,182
Other non-current liabilities	6,885	8,795
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,423 and 1,595 shares issued and outstanding at October 31, 2018 and October 31, 2017, respectively)	14	16
Additional paid-in capital	30,342	33,583
Accumulated deficit	(5,899)	(7,238)
Accumulated other comprehensive loss	(3,218)	(2,895)
Total HPE stockholders' equity	21,239	23,466
Non-controlling interests	35	39
Total stockholders' equity	21,274	23,505
Total liabilities and stockholders' equity	$55,493	$61,406
The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the fiscal years ended October 31,
	2018	2017	2016
	In millions
Cash flows from operating activities:
Net earnings	$1,908	$344	$3,161
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,576	3,051	3,775
Impairment of goodwill	88	—	—
Stock-based compensation expense	286	428	558
Provision for inventory and doubtful accounts	198	129	232
Restructuring charges	550	964	1,236
Deferred taxes on earnings	2,229	(1,122)	(1,345)
Gain on H3C and MphasiS divestitures	—	—	(2,420)
(Earnings) loss from equity interests	(38)	23	76
Dividends received from equity investee	164	98	—
Other, net	(158)	543	195
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(220)	457	991
Financing receivables	(366)	(462)	(301)
Inventory	(260)	(542)	34
Accounts payable	(27)	992	66
Taxes on earnings	(4,516)	(265)	1,615
Restructuring	(647)	(800)	(1,044)
Other assets and liabilities(1)	1,197	(2,503)	(1,773)
Net cash provided by operating activities	2,964	1,335	5,056
Cash flows from investing activities:
Investment in property, plant and equipment	(2,956)	(3,137)	(3,280)
Proceeds from sale of property, plant and equipment	1,094	679	450
Purchases of available-for-sale securities and other investments	(33)	(45)	(656)
Maturities and sales of available-for-sale securities and other investments	98	38	585
Financial collateral posted	(1,547)	(686)	—
Financial collateral returned	1,467	466	—
Payments made in connection with business acquisitions, net of cash acquired	(207)	(2,202)	(22)
Proceeds from business divestitures, net	13	(20)	3,342
Net cash (used in) provided by investing activities	(2,071)	(4,907)	419
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	5	18	(71)
Proceeds from debt, net of issuance costs	2,457	2,259	1,074
Payment of debt	(4,138)	(3,783)	(833)
Settlement of cash flow hedge	—	5	3
Net proceeds related to stock-based award activities	116	108	41
Repurchase of common stock	(3,568)	(2,556)	(2,662)
Net transfers from former Parent	—	—	491
Net transfer of cash and cash equivalents to Everett	(41)	(711)	—
Net transfer of cash and cash equivalents from (to) Seattle	156	(227)	—
Cash dividend from Everett(2)	—	3,008	—
Cash dividend from Seattle(3)	—	2,500	—
Restricted cash transfer(4)	—	(29)	—
Cash dividends paid to non-controlling interests	(9)	—	—
Cash dividends paid	(570)	(428)	(373)
Net cash (used in) provided by financing activities	(5,592)	164	(2,330)
(Decrease) increase in cash and cash equivalents	(4,699)	(3,408)	3,145
Cash and cash equivalents at beginning of period	9,579	12,987	9,842
Cash and cash equivalents at end of period	$4,880	$9,579	$12,987
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$538	$836	$656
Interest expense paid	$609	$415	$585
Supplemental schedule of non-cash investing and financing activities:
Net assets transferred to Everett and Seattle	$—	$5,946	$—

(1)	For fiscal 2017, the amount includes $1.9 billion of pension funding payments associated with the separation and merger of Everett SpinCo, Inc. with Computer Sciences Corporation.

(2)
In fiscal 2017, represents a $3.0 billion cash dividend payment from Everett SpinCo, Inc. to HPE, the proceeds of which were funded from the issuance of $3.5 billion of debt by Everett SpinCo, Inc. The debt was retained by Everett SpinCo, Inc.

(3) In fiscal 2017, represents a $2.5 billion cash dividend payment from Seattle SpinCo, Inc. to HPE, the proceeds of which were funded from the issuance of $2.6 billion of aggregate debt by Seattle SpinCo, Inc. The debt was retained by Seattle SpinCo, Inc.
(4) In fiscal 2017, represents the difference between the net proceeds from the Seattle debt issuance in the third quarter of fiscal 2017 and the amount held in escrow through the close of the transaction. This was settled in the fourth quarter of fiscal 2017 with the net transfer of cash and cash equivalents to Seattle.

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Former Parent Company Investment	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2015	—	$—	$—	$38,550	$—	$(5,015)	$33,535	$383	$33,918
Separation-related adjustments				(1,236)			(1,236)		(1,236)
Issuance of common stock and reclassification of former Parent company investment	1,803,719	18	37,296	(37,314)			—		—
Net earnings					3,161		3,161	33	3,194
Other comprehensive loss						(1,584)	(1,584)	—	(1,584)
Comprehensive income							1,577	33	1,610
Issuance of common stock in connection with employee stock plans and other	20,374		15				15		15
Repurchases of common stock	(157,761)	(1)	(2,661)				(2,662)		(2,662)
Tax benefit from employee stock plans			1				1		1
Cash dividends declared					(379)		(379)		(379)
Stock-based compensation expense			597				597		597
Changes in non-controlling interests								(9)	(9)
MphasiS divestiture								(337)	(337)
Balance at October 31, 2016	1,666,332	$17	$35,248	$—	$2,782	$(6,599)	$31,448	$70	$31,518
Everett Transaction					(3,671)	2,579	(1,092)	(30)	(1,122)
Seattle Transaction					(6,182)	151	(6,031)		(6,031)
Net earnings					344		344	(1)	343
Other comprehensive income						974	974	—	974
Comprehensive income							1,318	(1)	1,317
Issuance of common stock in connection with employee stock plans and other	66,618		75				75		75
Repurchases of common stock	(137,789)	(1)	(2,497)		(82)		(2,580)		(2,580)
Tax benefit from employee stock plans			137				137		137
Cash dividends declared					(429)		(429)		(429)
Stock-based compensation expense			620				620		620
Balance at October 31, 2017	1,595,161	$16	$33,583	$—	$(7,238)	$(2,895)	$23,466	$39	$23,505
Activity related to separation and merger transactions					164	(186)	(22)		(22)
Net earnings					1,908		1,908	(4)	1,904
Other comprehensive loss						(137)	(137)	—	(137)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Comprehensive income							1,771	(4)	1,767
Issuance of common stock in connection with employee stock plans and other(1)	50,369	—	27				27		27
Repurchases of common stock	(222,227)	(2)	(3,577)		—		(3,579)		(3,579)
Cash dividends declared					(733)		(733)		(733)
Stock-based compensation expense			309				309		309
Balance at October 31, 2018	1,423,303	$14	$30,342	$—	$(5,899)	$(3,218)	$21,239	$35	$21,274

The accompanying notes are an integral part of these Consolidated Financial Statements.

(1)
In fiscal 2018, the Company recorded an adjustment of $55 million to reduce a deferred tax asset established in connection with the Separation as a reduction to Additional paid-in capital in the Consolidated Statement of Stockholders' Equity.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1: Overview and Summary of Significant Accounting Policies
Background
Hewlett Packard Enterprise Company ("Hewlett Packard Enterprise", "HPE", or "the Company") is a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze and act upon data seamlessly from edge to cloud. Hewlett Packard Enterprise enables customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Hewlett Packard Enterprise's customers range from small- and medium-sized businesses ("SMBs") to large global enterprises.
Former Parent Separation
On November 1, 2015, the Company became an independent publicly-traded company through a pro rata distribution by HP Inc. ("former Parent" or "HPI"), formerly known as Hewlett-Packard Company ("HP Co."), of 100% of the outstanding shares of Hewlett Packard Enterprise Company to HP Inc.'s stockholders (the "Separation"). Each HP Inc. stockholder of record received one share of Hewlett Packard Enterprise common stock for each share of HP Inc. common stock held on the record date. Following the Separation, the Company became an independent publicly-traded company.
On October 31, 2015 and November 1, 2015, the Company entered into several agreements with former Parent that govern the relationship between the Company and former Parent following the distribution.

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
HPE had entered into several agreements with each of DXC and Micro Focus that govern the relationship between the parties, including the following:

•	Separation and Distribution Agreement;

•	Transition Services Agreement;

•	Tax Matters Agreement;

•	Employee Matters Agreement;

•	Real Estate Matters Agreement;

•	Intellectual Property Matters Agreement

•	Information Technology Service Agreement; and

•	Preferred Vendor Agreements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

These agreements provided for the allocation of assets, employees, liabilities and obligations (including its investments, property, employee benefits, litigation, and tax-related assets and liabilities) between HPE and DXC and HPE and Micro Focus, respectively, attributable to periods prior to, at and after the transactions. Obligations under the service and commercial contracts generally extend through five years.
HPE Next
During the third quarter of fiscal 2017, the Company launched an initiative called HPE Next, through which it will simplify the organizational structure and redesign business processes. The HPE Next initiative is expected to be implemented through fiscal 2020. During this time, the Company expects to incur expenses for workforce reductions, to upgrade and simplify its IT infrastructure, and for other non-labor actions. These costs were partially offset by gains from real estate sales, all of which was recorded within Transformation costs in the Consolidated Statements of Earnings. For more details on the HPE Next initiative and Transformation costs, see Note 5, "HPE Next".
Basis of Presentation
The historical results of operations and financial position of both Everett and Seattle are reported as discontinued operations in the Consolidated Statements of Earnings and the Consolidated Balance Sheets. The historical information in the accompanying Notes to the Consolidated Financial Statements has been restated to reflect the effects of the Everett Transaction and the Seattle Transaction. For further information on discontinued operations, see Note 2, "Discontinued Operations".
Principles of Consolidation and Combination
The accompanying Consolidated Financial Statements include the accounts of the Company and other subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated businesses of the Company have been eliminated.
Intercompany transactions between the Company and former Parent, prior to the Separation, are considered to be effectively settled in the Consolidated and Combined Financial Statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated Statements of Cash Flows within financing activities.
The Company accounts for investments in companies over which it has the ability to exercise significant influence but does not hold a controlling interest under the equity method of accounting, and the Company records its proportionate share of income or losses in Earnings (loss) from equity interests in the Consolidated Statements of Earnings.
Non-controlling interests are presented as a separate component within Total stockholders' equity in the Consolidated Balance Sheets. Net earnings attributable to non-controlling interests are recorded within Interest and other, net in the Consolidated Statements of Earnings and are not presented separately, as they were not material for any period presented.
Segment Realignment
During the first quarter of fiscal 2018, the Company completed an organizational change in certain segment and business unit realignments in order to align its segment financial reporting more closely with its current business structure. Reclassifications of certain prior year segment and business unit financial information have been made to conform to the current-year presentation. None of the changes impact the Company's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share ("EPS"). See Note 3, "Segment Information", for a further discussion of the Company's segment realignment.
Use of Estimates
The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the Company's Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.
Foreign Currency Translation
The Company predominately uses the U.S. dollar as its functional currency. Assets and liabilities denominated in non-U.S. currencies are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. Net revenue, costs and expenses denominated in non-U.S. currencies are recorded in U.S. dollars at the average rates of exchange prevailing during the period. The Company includes gains or losses

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

from foreign currency remeasurement in Interest and other, net in the Consolidated Statements of Earnings and gains and losses from cash flow hedges in Net revenue as the hedged revenue is recognized. Certain non-U.S. subsidiaries designate the local currency as their functional currency, and the Company records the translation of their assets and liabilities into U.S. dollars at the balance sheet date as translation adjustments and includes them as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. The effect of foreign currency exchange rates on cash and cash equivalents was not material for any of the fiscal years presented.
Former Parent Company Investment
Former Parent company investment in Consolidated Statements of Stockholders' Equity represents former Parent's historical investment in the Company, the net effect of transactions with and allocations from former Parent and the Company's accumulated earnings.
In December 2015, in connection with the Separation and Distribution Agreement, the Company received a net cash allocation of $526 million from former Parent. The cash allocation was based on the projected cash requirements of the Company, in light of the intended investment grade credit rating, business plan and anticipated operations and activities.
Former Parent historically used a centralized approach to manage cash and finance its operations. Prior to the Separation, transactions between the Company and former Parent were considered to be effectively settled for cash at the time the transaction was recorded. The net effect of these transactions is included in Net transfer from former Parent in the Consolidated Statements of Cash Flows.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Advertising
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Advertising expense totaled approximately $193 million in fiscal 2018, $255 million in fiscal 2017, and $215 million in fiscal 2016.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
The Company records accruals for uncertain tax positions when the Company believes that it is not more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company makes adjustments to these accruals when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of adjustments for uncertain tax positions, effects of settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities, as well as any related interest and penalties.
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
Credit risk with respect to accounts receivable and financing receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of the financial condition of its customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of October 31, 2018 and 2017 no single customer accounted for more than 10% of the Company's gross accounts receivable balance.
The Company utilizes outsourced manufacturers around the world to manufacture company-designed products. The Company may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 92% and 87% of the Company's manufacturer receivables of $684 million and $594 million at October 31, 2018 and 2017, respectively. The Company includes the manufacturer receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. The Company's credit risk associated with these receivables is mitigated wholly or in part by the amount the Company owes to these outsourced manufacturers, as the Company generally has the legal right to

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

offset its payables to the outsourced manufacturers against these receivables. The Company does not reflect the sale of these components in revenue and does not recognize any profit on these component sales until the related products are sold by the Company, at which time any profit is recognized as a reduction to cost of sales. The Company obtains a significant number of components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of the Company's relationship with a single source supplier, or any unilateral modification to the contractual terms under which the Company is supplied components by a single source supplier could adversely affect the Company's revenue and gross margins.
Inventory
The Company values inventory at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess or obsolescence determined primarily by future demand forecasts.
Property, Plant and Equipment
The Company states property, plant and equipment at cost less accumulated depreciation. The Company capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation expense is recognized on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives are five to 40 years for buildings and improvements and three to 15 years for machinery and equipment. The Company depreciates leasehold improvements over the life of the lease or the asset, whichever is shorter. The Company depreciates equipment held for lease over the initial term of the lease to the equipment's estimated residual value. The estimated useful lives of assets used solely to support a customer services contract generally do not exceed the term of the customer contract. On retirement or disposition, the asset cost and related accumulated depreciation are removed from the Consolidated Balance Sheets with any gain or loss recognized in the Consolidated Statements of Earnings.
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
Business Combinations
The Company includes the results of operations of acquired businesses in the Company's consolidated results prospectively from the date of acquisition. The Company allocates the fair value of purchase consideration to the assets acquired including in-process research and development ("IPR&D"), liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, the Company will record a charge for the value of the related intangible asset to the Company's Consolidated Statement of Earnings in the period it is abandoned. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and the Company and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Assets Held for Sale
The Company classifies its long-lived assets to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.
Equity Method Investments
Investments and ownership interests are accounted for under equity method accounting if the Company has the ability to exercise significant influence, but does not have a controlling financial interest. The Company records its interest in the net earnings of its equity method investees, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Consolidated Statements of Earnings. Profits or losses related to intra-entity sales with its equity method investees are eliminated until realized by the investor or investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment. The Company records its interest in the net earnings of its equity method investments based on the most recently available financial statements of the investees.
The carrying amount of the investment in equity interests is adjusted to reflect the Company's interest in net earnings, dividends received and other-than-temporary impairments. The Company reviews for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statement of Earnings.
Debt and Marketable Equity Securities Investments
Debt and marketable equity securities are generally considered available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses for available-for-sale securities are calculated based on the specific identification method and included in Interest and other, net in the Consolidated Statements of Earnings. The Company monitors its investment portfolio for potential impairment on a quarterly basis. When the carrying amount of an investment in debt securities exceeds its fair

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge to Interest and other, net in the amount of the credit loss and the balance, if any, is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets.
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
Loss Contingencies
The Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a liability for contingencies when it believes it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. See Note 18, "Litigation and Contingencies", for a full description of the Company's loss contingencies and related accounting policies.
Recent Tax Legislation
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law. The Tax Act includes significant changes to the U.S. corporate income tax structure, including a federal corporate rate reduction from 35% to 21% effective January 1, 2018; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the Base Erosion Anti-abuse Tax ("BEAT") and the Global Intangible Low Taxed Income ("GILTI") tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the "Transition Tax").
In December 2017, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date, which for the Company will end in the first quarter of fiscal 2019. Due to the complexity involved in applying the provisions of the Tax Act, the Company has not completed the accounting for the effects of the Tax Act, but has made reasonable estimates of the effects and recorded provisional amounts in its Consolidated Financial Statements for fiscal 2018. The accounting for the tax effects of the Tax Act will be completed during the measurement period in accordance with SAB 118. For further details, see Note 8, "Taxes on Earnings".
Recently Adopted Accounting Pronouncements
In March 2018, the Financial Accounting Standards Board ("FASB") issued guidance that amends ASC 740, Income Taxes, to reflect and codify SAB 118. The guidance became effective upon issuance. The Company applied SAB 118 upon the original issuance in December 2017 prior to the codification. See Note 8, "Taxes on Earnings" for a full description of the impact of the Tax Act to the Company's operations.
In January 2017, the FASB issued guidance that clarifies the definition of a business. The guidance provides a more robust framework to use in determining when a set of assets and activities acquired or sold is a business. The Company adopted the guidance in the fourth quarter of fiscal 2018 on a prospective basis. The adoption of this guidance has no material impact on the Company's Consolidated Financial Statements.
In March 2016, the FASB amended the existing accounting standards for employee share-based payment arrangements. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as an inflow from financing activities, with a corresponding outflow from operating activities, but will be classified along with other income tax cash flows as an operating activity. The standard also allows the Company to repurchase more of an employee's vesting shares for tax withholding purposes without triggering liability accounting and clarifies that all cash payments made to tax authorities on an employee's behalf for withheld shares should be presented as a financing activity on the statement of cash flows. The Company adopted the guidance in the first quarter of fiscal 2018 and prospectively recorded all excess tax benefits and tax deficiencies arising from stock awards vesting as settled as income tax expense or benefit, rather than in equity. For the fiscal year ended October 31, 2018, the impact of the adoption was $65 million, of net excess tax benefits as a component of the (provision) benefit for income taxes. The Company elected to continue to estimate forfeitures of awards in determining stock-

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

based compensation expense. The Company elected to apply the presentation requirements for cash flows retrospectively, which resulted in increases to net cash provided by operating activities of $446 million and $98 million and corresponding increases to net cash used in financing activities for the fiscal years ended October 31, 2017 and 2016, respectively. There were no other material impacts to the Company's Consolidated Financial Statements as a result of adopting this standard.
Recently Enacted Accounting Pronouncements
In August 2018, the FASB issued guidance on a customer's accounting for implementation costs incurred in cloud-computing arrangements that are hosted by a vendor. Certain types of implementation costs should be capitalized and amortized over the term of the hosting arrangement. The Company is required to adopt the guidance in the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Consolidated Financial Statements.
In August 2018, the FASB issued guidance which changes the disclosure requirements for fair value measurements and defined benefit plans. The Company is required to adopt the guidance in the first quarter of fiscal 2021. Early adoption is permitted. As the guidance represents a change to disclosure only, the Company does not expect the guidance to have a material impact on its Consolidated Financial Statements.
In February 2018, the FASB issued guidance that allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive loss to retained earnings. The guidance also requires certain new disclosures regardless of the election. The Company is required to adopt the guidance in the first quarter of fiscal 2020. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Consolidated Financial Statements.
In August 2017, the FASB amended the existing accounting standards for hedge accounting. The amendments expand an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item.  The guidance also simplifies certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The Company is required to adopt the guidance in the first quarter of fiscal 2020. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Consolidated Financial Statements.
In March 2017, the FASB amended the existing accounting standards for retirement benefits. The amendments require the presentation of the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs, unless eligible for capitalization. The other components of net periodic benefit costs will be presented separately from service cost as non-operating costs. The Company plans to adopt the guidance in the first quarter of fiscal 2019, beginning November 1, 2018, using the retrospective method. The Company is currently evaluating the impact of these amendments on its Consolidated Financial Statements.
In November 2016, the FASB amended the existing accounting standards for the classification and presentation of restricted cash in the statement of cash flows. The amendments require that the statement of cash flows explain the change during the period to total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The Company plans to adopt the guidance in the first quarter of fiscal 2019, beginning November 1, 2018, using the retrospective method. The Company is currently evaluating the impact of these amendments on its Consolidated Financial Statements.
In October 2016, the FASB amended the existing accounting standards for income taxes. The amendments require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Under current GAAP, current and deferred income taxes for intra-entity asset transfers are not recognized until the asset has been sold to an outside party. The Company plans to adopt the guidance in the first quarter of fiscal 2019, beginning November 1, 2018, using the modified retrospective method. The Company expects to recognize $2.4 billion of income taxes as an adjustment to retained earnings in the first quarter of fiscal 2019.
In August 2016, the FASB amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company plans to adopt the guidance in the first quarter of fiscal 2019, beginning November 1, 2018. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

the earliest date practicable. The Company is currently evaluating the impact of these amendments on its Consolidated Financial Statements.
In June 2016, the FASB amended the existing accounting standards for the measurement of credit losses. The amendments require an entity to estimate its lifetime expected credit loss for most financial instruments, including trade and lease receivables, and record an allowance for the portion of the amortized cost the entity does not expect to collect. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The Company is required to adopt the guidance in the first quarter of fiscal 2021. Early adoption is permitted beginning in fiscal 2020. The Company is currently evaluating the timing and the impact of these amendments on its Consolidated Financial Statements.
The FASB issued guidance in February 2016, with amendments in 2018, which changes the accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use ("ROU") asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For finance leases, lease expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, lease expense will generally be recognized on a straight-line basis over the lease term. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company plans to adopt the guidance in the first quarter of fiscal 2020, beginning November 1, 2019, using the transition method whereby prior comparative periods will not be retrospectively presented in the Consolidated Financial Statements. The Company is currently evaluating the impact of these amendments and other available practical expedients on its Consolidated Financial Statements.

In January 2016, the FASB issued guidance that requires equity investments with readily determinable fair values (other than those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value and recognize any changes in fair value in net income. The guidance provides for electing the measurement alternative or defaulting to the fair value option. The Company plans to elect the measurement alternative for equity investments that do not have readily determinable fair values. These investments will be measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which are recorded in net income. The Company plans to adopt the guidance in the first quarter of fiscal 2019, beginning November 1, 2018, using a prospective method. The Company is currently evaluating the impact of these amendments on its Consolidated Financial Statements.
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The Company plans to adopt the new revenue standard in the first quarter of fiscal 2019, beginning November 1, 2018, using the modified retrospective method. The Company has completed a review of the accounting systems and processes required to apply the modified retrospective method. In response, the Company is implementing a new IT solution as part of the adoption of the new standard and finalizing changes to accounting policies, processes and internal controls. The Company expects the impact from the revenue recognition standard changes for its broad portfolio of hardware, software and services offerings to be largely immaterial. However, the guidance is expected to change the timing of revenue recognition in certain areas, including accounting for certain software licenses. Since the Company currently expenses sales commissions as incurred, the requirement in the new standard to capitalize certain sales commissions will result in an accounting change for the Company. The Company is in the process of completing the assessment of these changes and quantifying the impact on its Consolidated Financial Statements as it works through the final steps for the adoption of the new revenue standard.
Note 2: Discontinued Operations
On April 1, 2017 and September 1, 2017, the Company completed the Everett and Seattle Transactions, respectively. As a result, the financial results of Everett and Seattle are presented as Net loss from discontinued operations in the Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents the financial results for HPE's discontinued operations.

	Fiscal years ended October 31,
	2018	2017	2016
	In millions
Net revenue	$—	$8,511	$19,843
Cost of revenue(1)	—	5,890	15,000
Expenses(2)	51	3,063	4,596
Interest and other, net	58	39	28
(Loss) earnings from discontinued operations before taxes	(109)	(481)	219
Benefit (provision) for taxes	5	389	(295)
Net loss from discontinued operations	$(104)	$(92)	$(76)

(1)	Cost of revenue includes cost of products and services.

(2)
For the periods following the Everett and Seattle Transactions in fiscal 2017, expenses primarily consist of separation costs, which relate to third-party consulting, contractor fees and other incremental costs arising from the transactions. Prior to the Everett and Seattle Transactions, expenses in fiscal 2017 and 2016 primarily consist of selling, general and administrative (“SG&A”) expenses, research and development (“R&D”) expenses, restructuring charges, separation costs, amortization of intangible assets, acquisition and other related charges, and defined benefit plan settlement charges and remeasurement (benefit).

For the fiscal years ended October 31, 2017 and 2016, significant non-cash items of discontinued operations consisted of depreciation and amortization of $526 million and $1,524 million, respectively. For the fiscal years ended October 31, 2017 and 2016, purchases of property, plant and equipment of discontinued operations consisted of $158 million and $331 million, respectively.
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
Hybrid IT provides a broad portfolio of services-led and software-enabled infrastructure and solutions including secure, software-defined servers, storage, data center networking and HPE Pointnext services, thereby combining HPE's hardware, software and services capabilities to make Hybrid IT simple for its customers. Described below are the business unit capabilities within Hybrid IT.

•	Hybrid IT Product includes Compute, Storage, and Data Center Networking ("DC Networking").

◦
Compute offers both Industry Standard Servers ("ISS"), which are general purpose servers for multi-workload computing, as well as Mission Critical Servers ("MCS"), which are servers optimized for particular workloads, to address the full array of the customers' computing needs. HPE's general purpose servers include the HPE ProLiant, secure and versatile rack and tower servers; HPE BladeSystem, a modular infrastructure that converges server, storage and networking; and HPE Synergy, a composable infrastructure for traditional and cloud-native applications. The Company's workload optimized server portfolio includes the HPE Apollo for high performance computing and artificial intelligence, HPE Cloudline for cloud data centers, HPE Edgeline for computing at the network edge, HPE Integrity for mission-critical applications, and HPE SimpliVity, a hyperconverged platform for virtualization.

◦
Storage. With storage offerings that are AI-driven and built for cloud environments with as-a-service consumption and flexible investment options, HPE provides the right workload optimized destinations for data. Powered by HPE InfoSight advanced analytics and machine learning and HPE Cloud Volumes data mobility, HPE delivers intelligent storage for hybrid cloud environments so that customers can unlock data’s

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

full potential and derive business insights. Key solutions include HPE 3PAR Storage and HPE Nimble Storage all-flash arrays for mission critical workloads and general purpose workloads, respectively, and big data solutions running on HPE Apollo Servers. Storage also provides comprehensive data protection with HPE StoreOnce and HPE Recovery Manager Central, solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE MSA and HPE XP.

◦
DC Networking offerings include top-of-rack switches, core switches, and open networking switches. The Company offers a full stack of networking solutions that deliver open, scalable, secure and agile solutions, by enabling programmable fabric, network virtualization, and network management products.

•
HPE Pointnext creates preferred IT experiences that power the digital business. The HPE Pointnext team and the Company's extensive partner network provide value across the IT life cycle delivering advice, transformation projects, professional services, support services and operational services for Hybrid IT and the Intelligent Edge. HPE Pointnext is also a provider of on-premises flexible consumption models, such as HPE GreenLake, that enable IT agility, simplify operations and align cost to business value. HPE Pointnext offerings includes Operational services, Advisory and Professional Services, and Communication and Media Solutions ("CMS").

The Intelligent Edge business is comprised of enterprise networking and security solutions for businesses of any size, offering secure connectivity for campus and branch environments, operating under the Aruba brand. The primary business drivers for Intelligent Edge solutions are mobility and the Internet of Things ("IoT").

◦
HPE Aruba Product includes wired and wireless local area network hardware products such as Wi-Fi access points, switches, routers, sensors, and software products that include network management, network access control, analytics and assurance, and location services software.

◦	HPE Aruba Services offers professional and support services for the Intelligent Edge portfolio of products.
        Financial Services provides flexible investment solutions, such as leasing, financing, IT consumption, and utility programs and asset management services, for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software and services from Hewlett Packard Enterprise and others. In order to provide flexible services and capabilities that support the entire IT life cycle, FS partners with customers globally to help build investment strategies that enhance their business agility and support their business transformation. FS offers a wide selection of investment solution capabilities for large enterprise customers and channel partners, along with an array of financial options to SMBs and educational and governmental entities.
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
Hewlett Packard Enterprise periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement by the Hewlett Packard Enterprise legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by Hewlett Packard Enterprise and its business segments. As disclosed in Note 8, "Taxes on Earnings", Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $63 million and $439 million during fiscal 2018 and 2017, respectively. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements. The impact of these intercompany arrangements is eliminated from both Hewlett Packard Enterprise's consolidated and segment net revenues.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Financing interest in the Consolidated Statements of Earnings reflects interest expense on borrowing and funding-related activity associated with FS and its subsidiaries, and debt issued by Hewlett Packard Enterprise for which a portion of the proceeds benefited FS.
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, transformation costs, amortization of intangible assets, impairment of goodwill, acquisition and other related charges, restructuring charges, separation costs, disaster charges, defined benefit plan settlement charges and remeasurement (benefit) and the gain on H3C and MphasiS divestitures.
Segment Organizational Changes
Effective at the beginning of the first quarter of fiscal 2018, the Company implemented organizational changes to align its segment financial reporting more closely with its current business structure. These organizational changes primarily include: (i) the transfer of the former Servers and Storage business units, the HPE Pointnext and CMS businesses within the former Technology Services business unit, and the Data Center Networking business within the former Networking businesses unit, all of which were previously reported within the former Enterprise Group ("EG") segment, to the newly formed Hybrid IT segment; (ii) the transfer of the remaining Networking business unit, and Aruba services within the former Technology Services business unit, all of which were previously reported within the former EG segment, to the newly formed Intelligent Edge segment; and (iii) the transfer of cloud-related activities previously reported within Corporate Investments to the Hybrid IT Segment.
The Company reflected these changes to its segment information retrospectively to the earliest period presented, which primarily resulted in the transfer of net revenue, related eliminations of intersegment revenues and operating profit or loss from the former business units and segments to the newly formed business units and segments described above.
The Company also implemented certain changes to its allocation methodology for stock-based compensation expense and certain corporate costs, which aligned to its segment financial reporting and are consistent with the manner in which the operating segments will be evaluated for performance on a prospective basis.
The Company reflected these changes retrospectively to the earliest period presented, which resulted in: (i) the transfer of a portion of stock-based compensation expense, which under the prior allocation methodology was not allocated to the segments, to the Hybrid IT, Intelligent Edge, and Financial Services segments; and (ii) the transfer of certain corporate function costs previously allocated to the segments to unallocated corporate costs.
These changes had no impact on Hewlett Packard Enterprise's previously reported net revenue, earnings from operations, net earnings, or net earnings per share.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Segment Operating Results

	Hybrid IT	Intelligent Edge	Financial Services	Corporate Investments	Total
	In millions
2018
Net revenue	$24,285	$2,912	$3,656	$(1)	$30,852
Intersegment net revenue and other	748	17	15	—	780
Total segment net revenue	$25,033	$2,929	$3,671	$(1)	$31,632
Segment earnings (loss) from operations	$2,654	$237	$290	$(90)	$3,091
2017
Net revenue	$22,740	$2,554	$3,574	$3	$28,871
Intersegment net revenue and other(1)	887	30	28	—	945
Total segment net revenue	$23,627	$2,584	$3,602	$3	$29,816
Segment earnings (loss) from operations	$2,274	$253	$299	$(106)	$2,720
2016
Net revenue	$23,954	$2,635	$3,097	$594	$30,280
Intersegment net revenue and other(1)	1,148	39	93	—	1,280
Total segment net revenue	$25,102	$2,674	$3,190	$594	$31,560
Segment earnings (loss) from operations	$3,182	$74	$338	$(61)	$3,533

(1)
For the periods prior to the Everett and Seattle Transactions presented above, the amounts include the elimination of pre-separation intercompany sales to the former ES and Software segments, which are included within Net loss from discontinued operations in the Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The reconciliation of segment operating results to Hewlett Packard Enterprise consolidated results was as follows:

	For the fiscal years ended October 31,
	2018	2017	2016
	In millions
Net Revenue:
Total segments	$31,632	$29,816	$31,560
Elimination of intersegment net revenue and other	(780)	(945)	(1,280)
Total Hewlett Packard Enterprise consolidated net revenue	$30,852	$28,871	$30,280
Earnings before taxes:
Total segment earnings from operations	$3,091	$2,720	$3,533
Unallocated corporate costs and eliminations	(240)	(408)	(720)
Unallocated stock-based compensation expense	(73)	(110)	(134)
Amortization of intangible assets	(294)	(321)	(272)
Impairment of goodwill	(88)	—	—
Restructuring charges	(19)	(417)	(417)
Transformation costs	(425)	(359)	—
Disaster charges	—	(93)	—
Acquisition and other related charges	(82)	(203)	(145)
Separation costs	(12)	(248)	(362)
Defined benefit plan settlement charges and remeasurement (benefit)	—	64	—
Gain on H3C and MphasiS divestitures	—	—	2,420
Interest and other, net	(274)	(327)	(284)
Tax indemnification adjustments	(1,354)	(3)	317
Earnings (loss) from equity interests	38	(23)	(76)
Total Hewlett Packard Enterprise consolidated earnings from continuing operations before taxes	$268	$272	$3,860
Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to Hewlett Packard Enterprise consolidated assets were as follows:

	As of October 31,
	2018	2017
	In millions
Hybrid IT	$25,839	$25,923
Intelligent Edge	2,990	3,002
Financial Services	13,746	13,470
Corporate Investments	170	161
Corporate and unallocated assets	12,748	18,850
Total Hewlett Packard Enterprise consolidated assets	$55,493	$61,406
Corporate and unallocated assets in fiscal 2018 decreased as compared to fiscal 2017 due primarily to a decrease in cash and cash equivalents and tax assets.
Major Customers
No single customer represented 10% or more of Hewlett Packard Enterprise's total net revenue in any fiscal year presented.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Geographic Information
Fiscal 2017 revenue was reclassified between the regions to conform with the current period presentation. Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2018, 2017 and 2016, other than the U.S., no country represented more than 10% of Hewlett Packard Enterprise's net revenue.
Net revenue by country in which Hewlett Packard Enterprise operates was as follows:

	For the fiscal years ended October 31,
	2018	2017	2016
	In millions
U.S.	$10,192	$10,022	$10,333
Other countries	20,660	18,849	19,947
Total net revenue	$30,852	$28,871	$30,280
Net property, plant and equipment by country in which Hewlett Packard Enterprise operates was as follows:

	As of October 31,
	2018	2017
	In millions
U.S.	$2,813	$2,673
Other countries	3,325	3,596
Total net property, plant and equipment	$6,138	$6,269
Net revenue by segment and business unit was as follows:

	For the fiscal years ended October 31,
	2018	2017	2016
	In millions
Hybrid IT
Hybrid IT Product
Compute	$13,823	$12,837	$13,994
Storage	3,706	3,280	3,389
DC Networking	225	214	407
Total Hybrid IT Product	17,754	16,331	17,790
HPE Pointnext	7,279	7,296	7,312
Total Hybrid IT	25,033	23,627	25,102
Intelligent Edge
HPE Aruba Product	2,619	2,307	2,423
HPE Aruba Services	310	277	251
Total Intelligent Edge	2,929	2,584	2,674
Financial Services	3,671	3,602	3,190
Corporate Investments	(1)	3	594
Total segment net revenue	31,632	29,816	31,560
Eliminations of intersegment net revenue and other	(780)	(945)	(1,280)
Total net revenue	$30,852	$28,871	$30,280

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4: Restructuring
Summary of Restructuring Plans
Restructuring charges of $19 million, $417 million and $417 million were recorded by the Company during fiscal 2018, 2017 and 2016, respectively, based on restructuring activities impacting the Company's employees and infrastructure. The restructuring charges for fiscal 2016 include reversals of $2 million related to earlier plans not included in the table below. Additionally, restructuring charges of $251 million and $819 million for fiscal 2017 and 2016, respectively, are included in Net loss from discontinued operations in the Consolidated Statements of Earnings. For details on restructuring charges related to HPE Next, see Note 5, "HPE Next".
Restructuring activities related to the Company's employees and infrastructure, summarized by plan, are presented in the table below:

	Fiscal 2015 Plan		Fiscal 2012 Plan
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Total
	In millions
Liability as of October 31, 2015	$67	$—	$47	$37	$151
Charges	301	42	75	1	419
Cash payments	(172)	(19)	(82)	(15)	(288)
Non-cash items	38	(10)	(3)	(9)	16
Liability as of October 31, 2016	$234	$13	$37	$14	$298
Charges	374	37	6	—	417
Cash payments	(355)	(19)	(32)	(6)	(412)
Non-cash items	(34)	(14)	5	(6)	(49)
Liability as of October 31, 2017	$219	$17	$16	$2	$254
Charges	9	(2)	13	(1)	19
Cash payments	(158)	(8)	(15)	—	(181)
Non-cash items	(8)	3	(3)	—	(8)
Liability as of October 31, 2018	$62	$10	$11	$1	$84
Total costs incurred to date as of October 31, 2018	$751	$78	$1,268	$145	$2,242
Total expected costs to be incurred as of October 31, 2018	$751	$78	$1,268	$145	$2,242
The current restructuring liability related to the plans in the table above, reported in Accrued restructuring in the Consolidated Balance Sheets as of October 31, 2018 and 2017, was $53 million and $158 million, respectively. The non-current restructuring liability related to the plans in the table above, reported in Other liabilities in the Consolidated Balance Sheets as of October 31, 2018 and 2017, was $31 million and $96 million, respectively.
Fiscal 2015 Restructuring Plan
On September 14, 2015, former Parent's Board of Directors approved a restructuring plan (the "2015 Plan") in connection with the Separation. As a result of the Everett and Seattle Transactions, cost amounts and total headcount exits were revised. As such, as of October 31, 2018, the Company had eliminated 8,300 positions as part of the 2015 Plan. As of October 31, 2018, the plan is complete, with no further positions being eliminated. The Company recognized $0.8 billion in total aggregate charges in connection with the 2015 Plan through fiscal 2018, of which approximately $751 million related to workforce reductions and approximately $78 million primarily related to real estate consolidation and asset impairments. The severance- and infrastructure-related cash payments associated with the 2015 Plan are expected to be paid out through fiscal 2022.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Fiscal 2012 Restructuring Plan
On May 23, 2012, former Parent adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As a result of the Everett and Seattle Transactions, cost amounts and total headcount exits were revised. As such, as of October 31, 2018, the Company had eliminated 10,300 positions, with a portion of those employees exiting the Company as part of voluntary enhanced early retirement ("EER") programs in the U.S. and in certain other countries. As of October 31, 2018, the plan is complete, with no further positions being eliminated. The Company recognized $1.4 billion in total aggregate charges in connection with the 2012 Plan, of which approximately $1.3 billion related to workforce reductions, including the EER programs, and approximately $0.1 billion related to infrastructure, including data center and real estate consolidation and other items. The severance- and infrastructure-related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2022.
Note 5: HPE Next
Transformation Costs
The HPE Next initiative is expected to be implemented through fiscal 2020, during which time the Company expects to incur expenses for workforce reductions, to upgrade and simplify its IT infrastructure, and for other non-labor actions. These costs will be partially offset by proceeds received from real estate sales.
During fiscal 2018 and 2017, the Company incurred $425 million and $359 million, respectively in net charges associated with the HPE Next initiative, which were recorded within Transformation costs in the Consolidated Statements of Earnings. Additionally, the Company incurred $20 million of transformation costs in fiscal 2018 related to cumulative translation adjustments which were recorded within Interest and other, net in the Consolidated Statements of Earnings.

	Fiscal years ended October 31,
	2018	2017
	In millions
Program management(1)	$95	$57
IT costs	148	34
Restructuring charges	531	296
Other(2)	56	—
Gains on real estate sales(3)	(405)	(28)
Total Transformation Costs	$425	$359

(1)	Primarily consists of consulting fees and other direct costs attributable to the design and implementation of the HPE Next initiative.

(2)	Primarily consists of costs related to real estate improvements in connection with the HPE Next initiative.

(3)	In fiscal 2018, primarily includes the gain on the sale of the Company's Palo Alto, California corporate headquarters.
Restructuring Plan
On October 16, 2017, the Company's Board of Directors approved a restructuring plan in connection with the HPE Next initiative (the "HPE Next Plan") and on September 20, 2018, the Company's Board of Directors approved a revision to that restructuring plan. As a result of the revision to the plan, cost amounts and total headcount exits were revised and the completion of the workforce reductions was extended to fiscal 2020. The changes to the workforce will vary by country, based on business needs, local legal requirements and consultations with employee work councils and other employee representatives, as appropriate. As of October 31, 2018, the Company estimates that it will incur aggregate pre-tax charges of approximately $1.4 billion through fiscal 2020 in connection with the HPE Next Plan, of which approximately $1.2 billion relates to workforce reductions and approximately $0.2 billion relates to infrastructure, primarily real estate site exits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2016	$—	$—
Charges	296	—
Liability as of October 31, 2017	$296	$—
Charges	470	61
Cash payments	(452)	(14)
Non-cash items	(23)	(14)
Liability as of October 31, 2018	$291	$33
Total costs incurred to date as of October 31, 2018	$766	$61
Total expected costs to be incurred as of October 31, 2018	$1,200	$180
The current restructuring liability related to the HPE Next Plan, reported in Accrued restructuring in the Consolidated Balance Sheets at October 31, 2018 and 2017, was $241 million and $287 million, respectively. The non-current restructuring liability related to the HPE Next Plan, reported in Other liabilities in the Consolidated Balance Sheets as of October 31, 2018 and 2017 was $83 million and $9 million, respectively.
Note 6: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
The Company sponsors defined benefit pension plans worldwide, the most significant of which are the United Kingdom ("UK") and Germany. The pension plan in the UK is closed to new entrants, however, members continue to earn benefit accruals. This plan provides benefits based on final pay and years of service and generally requires contributions from members. The German pension program that is open to new hires consists of cash balance plans that provide employer credits as a percentage of pay, certain employee pay deferrals and for a matching contribution. There also are previously closed German pension programs that include cash balance and final average pay plans. These previously closed pension programs comprise the majority of the pension obligations in Germany.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Defined Contribution Plans
The Company offers various defined contribution plans for U.S. and non-U.S. employees. The Company's defined contribution expense was approximately $158 million in fiscal 2018, $157 million in fiscal 2017 and $213 million in fiscal 2016. U.S. employees are automatically enrolled in the Hewlett Packard Enterprise Company 401(k) Plan ("HPE 401(k) Plan"), when they meet eligibility requirements, unless they decline participation. Effective January 1, 2018, and during calendar year 2016, the HPE 401(k) Plan's quarterly employer matching contributions were 100% of an employee's contributions, up to a maximum of 4% of eligible compensation. In calendar year 2017, the annual employer matching contributions in the HPE 401(k) Plan were 50% of an employee's contributions, up to a maximum of 6% of eligible compensation.
As a result of the Everett and Seattle Transactions, any plan participants who were involuntarily terminated during fiscal 2017 were fully vested in their Company matching contributions and earnings thereon, and are able to take a distribution out of their plan balances.
Pension Benefit Expense
The Company's net pension and post-retirement benefit costs that were directly attributable to the eligible employees, retirees and other former employees of Hewlett Packard Enterprise and recognized in the Consolidated Statements of Earnings for fiscal 2018, 2017 and 2016 are presented in the table below.

	As of October 31,
	2018	2017	2016	2018	2017	2016
	Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$105	$139	$199	$1	$3	$3
Interest cost	225	213	317	7	6	6
Expected return on plan assets	(567)	(548)	(667)	(1)	(2)	(2)
Amortization and deferrals:
Actuarial loss (gain)	211	264	220	(3)	(2)	(3)
Prior service benefit	(17)	(17)	(19)	—	—	—
Net periodic benefit cost	(43)	51	50	4	5	4
Curtailment gain	(1)	(1)	—	—	—	—
Settlement loss	20	15	4	—	—	—
Special termination benefits	6	5	5	—	—	—
Plan credit allocation(1)	—	(14)	(15)	—	(1)	(1)
Net benefit (credit) cost from continuing operations(2)	(18)	56	44	4	4	3
Summary of net benefit (credit) cost:
Continuing operations	(18)	56	44	4	4	3
Discontinued operations	—	81	92	—	1	1
Total net benefit (credit) cost	$(18)	$137	$136	$4	$5	$4

(1)	Plan credit allocation represents the net cost impact of employees of HPE covered under Everett or Seattle plans and employees of Everett or Seattle covered under HPE plans.

(2)	Net benefit cost from continuing operations for the Company's U.S. defined benefit plans, included in the above table, was not material for fiscal 2018, 2017 and 2016.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The weighted-average assumptions used to calculate the net benefit (credit) cost from continuing operations in the table above for fiscal 2018, 2017 and 2016 were as follows:

	As of October 31,
	2018	2017	2016	2018	2017	2016
	Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate used to determine benefit obligation	2.0%	2.0%	2.7%	4.5%	4.2%	4.6%
Discount rate used to determine service cost	2.4%	2.0%	2.7%	3.7%	3.7%	4.6%
Discount rate used to determine interest cost	1.7%	1.8%	2.7%	4.2%	3.8%	4.6%
Expected increase in compensation levels	2.3%	2.4%	2.3%	—	—	—
Expected long-term return on plan assets	4.4%	4.4%	5.8%	2.6%	3.1%	4.0%
Prior to October 31, 2016, the Company estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curves used to measure the benefit obligation. Beginning in fiscal 2017, the Company changed its method used to estimate the service and interest cost components of net periodic benefit cost for defined benefit plans that use the yield curve approach, which represent substantially all of the Company's defined benefit plans. The Company has elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. The Company has accounted for this change as a change in estimate that is inseparable from a change in accounting principle and has accounted for it prospectively beginning in fiscal 2017.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Funded Status
The funded status of the plans was as follows:

	As of October 31,
	2018	2017	2018	2017
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$12,610	$11,989	$50	$47
Transfers(1)	6	(799)	—	—
Addition/deletion of plans(2)	181	5	—	—
Actual return on plan assets	93	941	1	1
Employer contributions	158	266	6	4
Participant contributions	25	17	4	4
Benefits paid	(450)	(408)	(9)	(6)
Settlement	(104)	(60)	—	—
Currency impact	(352)	659	—	—
Fair value—end of year(3)	$12,167	$12,610	$52	$50
Change in benefit obligation:
Projected benefit obligation—beginning of year	$13,069	$13,555	$170	$158
Transfers(1)	5	(668)	—	—
Addition/deletion of plans(2)	181	19	—	—
Service cost	105	139	1	3
Interest cost	225	213	7	6
Participant contributions	25	17	4	4
Actuarial (gain) loss	(40)	(445)	(9)	4
Benefits paid	(450)	(408)	(9)	(6)
Plan amendments	22	(1)	—	—
Curtailment	(4)	(1)	—	—
Settlement	(104)	(60)	—	—
Special termination benefits	6	5	—	—
Currency impact	(372)	704	(4)	1
Projected benefit obligation—end of year(3)	$12,668	$13,069	$160	$170
Funded status at end of year	$(501)	$(459)	$(108)	$(120)
Accumulated benefit obligation	$12,446	$12,832	$—	$—

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

(2)	Includes the addition/deletion of plans resulting from acquisitions or divestitures. Fiscal 2018 amounts relate primarily to the addition of a Belgium plan.

(3)	As of October 31, 2018 and 2017, the Company's U.S. defined benefit plans had zero plan assets and a projected benefit obligation of $5 million for both fiscal years.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The weighted-average assumptions used to calculate the projected benefit obligations were as follows:

	As of October 31,
	2018	2017	2018	2017
	Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	2.1%	2.0%	4.9%	4.5%
Expected increase in compensation levels	2.5%	2.3%	—	—
The net amounts recognized for defined benefit and post-retirement benefit plans in the Company's Consolidated Balance Sheets were as follows:

	As of October 31,
	2018	2017	2018	2017
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Non-current assets	$829	$830	$—	$—
Current liabilities	(40)	(39)	(6)	(4)
Non-current liabilities	(1,290)	(1,250)	(102)	(116)
Funded status at end of year	$(501)	$(459)	$(108)	$(120)
The following table summarizes the pre-tax net actuarial loss and prior service benefit recognized in Accumulated other comprehensive loss for the defined benefit plans:

	As of October 31, 2018
	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$2,938	$(11)
Prior service benefit	(65)	—
Total recognized in accumulated other comprehensive loss	$2,873	$(11)
The following table summarizes the net actuarial loss and prior service benefit for plans that are expected to be amortized from Accumulated other comprehensive loss and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	As of October 31, 2018
	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$228	$(4)
Prior service benefit	(15)	—
Total expected to be recognized in net periodic benefit cost (credit)	$213	$(4)
Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2018	2017
	In millions
Aggregate fair value of plan assets	$2,314	$2,596
Aggregate projected benefit obligation	$3,644	$3,884

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2018	2017
	In millions
Aggregate fair value of plan assets	$2,291	$1,272
Aggregate accumulated benefit obligation	$3,495	$2,476
Fair Value of Plan Assets
The Company pays the U.S. defined benefit plan obligations when they come due since these plans are unfunded. The table below sets forth the fair value of non-U.S defined benefit plan assets by asset category within the fair value hierarchy as of October 31, 2018 and 2017.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31, 2018				As of October 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$187	$7	$—	$194	$270	$13	$—	$283
Non-U.S.	344	225	—	569	365	140	—	505
Non-U.S. at NAV(1)				473				480
Debt securities
Corporate	—	1,221	—	1,221	—	1,966	—	1,966
Government(7)	—	4,621	—	4,621	—	702	—	702
Government at NAV(2)				692				687
Alternative investments
Private Equity	—	2	40	42	—	7	33	40
Hybrids(3)	—	1,214	132	1,346	—	492	—	492
Hybrids at NAV(4)				506				2,339
Hedge Funds	—	45	—	45	—	63	—	63
Hedge Funds at NAV				—				21
Common Contractual Funds at NAV(5)
Equities at NAV				1,929				2,547
Fixed Income at NAV				639				701
Emerging Markets at NAV				275				368
Alternative investments at NAV				378				363
Real Estate Funds	6	186	37	229	38	158	57	253
Insurance Group Annuity Contracts	—	59	38	97	—	35	52	87
Cash and Cash Equivalents	167	256	—	423	184	363	—	547
Other(6)	39	250	1	290	43	122	1	166
Obligation to return cash received from repurchase agreements(7)	—	(1,802)	—	(1,802)	—	—	—	—
Total	$743	$6,284	$248	$12,167	$900	$4,061	$143	$12,610

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

(3)
Includes a fund that invests in both private and public equities primarily in the UK, as well as emerging markets across all sectors. The fund also holds fixed income and derivative instruments to hedge interest rate and inflation risk. In addition, the fund includes units in transferable securities, collective investment schemes, money market funds, asset-backed income, private debt, cash, and deposits.

(4)
Includes pooled funds that invest in asset-backed securities awaiting investment into non-liquid secured income opportunities. Units are available for subscription on the first day of each calendar month at net asset value. In fiscal 2017, also included pooled funds that invest in government bonds and derivative instruments, such as interest rate swaps, future contracts and repurchase agreements with the objective to provide nominal and/or inflation-linked returns. While the funds in fiscal 2017 were not publicly traded, the custodians struck a net asset value at least monthly. There are no redemption restrictions or future commitments on these investments.

(5)
HP Invest Common Contractual Funds (CCFs) are investment arrangements in which institutional investors pool their assets.  Units may be acquired in four different sub-funds focused on equities, fixed income, alternative investments, and emerging markets. Each sub-fund

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

is invested in accordance with the fund’s investment objective and units are issued in relation to each sub-fund. While the sub-funds are not publicly traded, the custodian strikes a net asset value either once or twice a month, depending on the sub-fund. There are no redemption restrictions or future commitments on these investments.

(6)	Includes international insured contracts, derivative instruments, mortgage backed securities, and unsettled transactions.

(7)
Repurchase agreements, primarily in the UK, represent the plans' short-term borrowing to hedge against interest rate and inflation risks. Investments in government bonds collateralize this short-term borrowing. The plans have an obligation to return the cash after the term of the agreements. Due to the short-term nature of the agreements, the outstanding balance of the obligation approximates fair value.

Post-retirement benefit plan assets of $52 million and $50 million as of October 31, 2018 and 2017, respectively, were invested in publicly traded registered investment entities and were classified within Level 1 of the fair value hierarchy.
Changes in fair value measurements of Level 3 investments for the non-U.S. defined benefit plans were as follows:

	Fiscal year ended October 31, 2018
	Alternative Investments
	Private Equity	Hybrids	Real Estate Funds	Insurance Group Annuities	Other	Total
	In millions
Balance at beginning of year	$33	$—	$57	$52	$1	$143
Actual return on plan assets:
Relating to assets held at the reporting date	6	2	—	(7)	—	1
Relating to assets sold during the period	5	—	—	—	—	5
Purchases, sales, and settlements	(4)	130	(20)	(7)	—	99
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of year	$40	$132	$37	$38	$1	$248

	Fiscal year ended October 31, 2017
	Alternative Investments
	Private Equity	Real Estate Funds	Insurance Group Annuities	Other	Total
	In millions
Balance at beginning of year	$32	$26	$63	$8	$129
Actual return on plan assets:
Relating to assets held at the reporting date	—	3	(39)	12	(24)
Relating to assets sold during the period	1	—	—	—	1
Purchases, sales, and settlements	—	—	—	28	28
Transfers in and/or out of Level 3	—	28	28	(47)	9
Balance at end of year	$33	$57	$52	$1	$143
The following is a description of the valuation methodologies used to measure plan assets at fair value.
Investments in publicly traded equity securities are valued using the closing price on the measurement date as reported on the stock exchange on which the individual securities are traded. For corporate, government backed debt securities, and some other investments, fair value is based on observable inputs of comparable market transactions. The valuation of certain real estate funds, insurance group annuity contracts and alternative investments, such as limited partnerships and joint ventures, may require significant management judgment. The valuation is generally based on fair value as reported by the asset manager and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by management, including, but are not limited to, the timeliness of fair value as reported by the asset manager and changes in general economic and market conditions subsequent to the last fair value reported by the asset manager. Cash and cash equivalents includes money market funds, which are valued based on cost, which approximates fair value. Other than those assets that have quoted prices from an active market, investments are generally classified in Level 2 or Level 3 of the fair value hierarchy based on the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

lowest level input that is significant to the fair value measure in its entirety. Investments measured using net asset value as a practical expedient are not categorized within the fair value hierarchy.
Plan Asset Allocations
The weighted-average target and actual asset allocations across the benefit plans at the respective measurement dates for the non-U.S. defined benefit plans were as follows:

	Defined Benefit Plans
		Plan Assets
Asset Category	2018 Target Allocation	2018	2017
Public equity securities		28.7%	33.8%
Private/hybrid equity securities		18.7%	25.7%
Real estate and other		4.2%	3.3%
Equity-related investments	56.3%	51.6%	62.8%
Debt securities	41.9%	44.9%	32.9%
Cash and cash equivalents	1.8%	3.5%	4.3%
Total	100.0%	100.0%	100.0%
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
Employer Contributions and Funding Policy
During fiscal 2018, the Company contributed approximately $158 million to its non-U.S. pension plans and paid $6 million to cover benefit claims under the Company's post-retirement benefit plans.
During fiscal 2019, the Company expects to contribute approximately $190 million to its non-U.S. pension plans. In addition, the Company expects to contribute approximately $1 million to cover benefit payments to U.S. non-qualified plan participants. The Company expects to pay approximately $6 million to cover benefit claims for its post-retirement benefit plans. The Company's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Estimated Future Benefits Payments
As of October 31, 2018, estimated future benefits payments for the Company's retirement plans were as follows:

Fiscal year	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2019	$453	$9
2020	427	10
2021	449	10
2022	469	10
2023	492	11
Next five fiscal years to October 31, 2028	2,704	59
Note 7: Stock-Based Compensation

Prior to the Separation, certain of the Company's employees participated in stock-based compensation plans sponsored by former Parent ("former Parent's Plans"). In conjunction with the Separation, the Company adopted the Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (the "Plan"). The Plan became effective on November 1, 2015. The total number of shares of the Company’s common stock authorized under the Plan was 260 million. On January 25, 2017, the Company amended the Plan and reduced the authorized shares of common stock to 210 million shares. In connection with the Everett and Seattle Transactions, the number of shares of the Company's common stock authorized for issuance under the Plan increased by 67 million. The Plan provides for the grant of various types of awards including restricted stock awards, stock options, and performance-based awards. These awards generally vest over three years from the grant date. The Company's stock-based incentive compensation program also includes various equity plans assumed through acquisitions under which stock-based awards are outstanding.
In connection with the Separation, the Company granted one-time retention stock awards, with a total grant date fair value of approximately $137 million, to certain executives in the first quarter of fiscal 2016. These awards generally vest over three years from the grant date.
Stock-Based Compensation Expense
Stock-based compensation expense and the resulting tax benefits were as follows:

	Fiscal years ended October 31,
	2018	2017	2016
	In millions
Stock-based compensation expense from continuing operations	$309	$454	$408
Income tax benefit	(56)	(159)	(131)
Stock-based compensation expense from continuing operations, net of tax	$253	$295	$277
Stock-based compensation expense from discontinued operations	$—	$166	$189
In May 2016, in connection with the announcement of the Everett Transaction, the Company modified its stock-based compensation program such that certain unvested equity awards outstanding on May 24, 2016 would vest upon the earlier of: (i) the termination of an employee’s employment with HPE as a direct result of an announced sale, divestiture or spin-off of a subsidiary, division or other business; (ii) the termination of an employee’s employment with HPE without cause; or (iii) June 1, 2018. This modification also included changes to the performance and market conditions of certain performance-based awards. The incremental expense arising from this modification was not material. Additionally, as a result of the accelerated vesting related to this modification, the Company incurred stock-based compensation expense of $126 million during fiscal 2017, of which $92 million was recorded in Net loss from discontinued operations in the Consolidated Statement of Earnings for the fiscal year ended October 31, 2017. The remaining $34 million arising from the acceleration for fiscal 2017 was recorded within Separation costs in the Consolidated Statement of Earnings. The stock-based compensation expense arising from the acceleration for fiscal 2018 was not material.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
For the fiscal year ended October 31, 2018, stock-based compensation expense from continuing operations in the table above includes pre-tax expense of $10 million, which was recorded within Separation costs, $3 million related to workforce reductions, which was recorded within Restructuring charges and $10 million related to the acquisition of Nimble Storage, Inc. ("Nimble Storage"), which was recorded within Acquisition and other related charges in the Consolidated Statement of Earnings.
For the fiscal year ended October 31, 2017, stock-based compensation expense from continuing operations in the table above includes pre-tax expense of $41 million, which was recorded within Separation costs, $33 million, related to workforce reductions, which was recorded within Restructuring charges, and $23 million related to the acquisitions of Silicon Graphics International Corp. ("SGI") and Nimble Storage, which was recorded within Acquisition and other related charges, in the Consolidated Statement of Earnings.
For the fiscal year ended October 31, 2016, stock-based compensation expense from continuing operations in the table above includes pre-tax expense of $33 million, which was recorded within Separation costs, and $8 million related to workforce reductions, which was recorded within Restructuring charges, in the Consolidated Statement of Earnings.
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
Restricted Stock Units
Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying restricted stock units are not considered issued and outstanding upon grant. The fair value of the restricted stock units is the closing price of the Company's common stock on the grant date of the award. The Company expenses the fair value of restricted stock units ratably over the period during which the restrictions lapse. The Company also issues performance-adjusted restricted stock units ("PARSU") that vest only on the satisfaction of service, performance and market conditions. The Company estimates the fair value of PARSUs subject to performance-contingent vesting conditions using the Monte Carlo simulation model.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes restricted stock unit activity:

	Fiscal years ended October 31,
	2018		2017		2016
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	48,517	$14	57,321	$15	—	$—
Converted from former Parent's Plans	—	$—	—	$—	42,012	$15
Granted and assumed through acquisition(1)	22,131	$15	23,980	$21	32,752	$15
Additional shares granted due to post-spin adjustments(2)	—	$—	25,543	$9	—	$—
Vested(3)	(32,659)	$14	(51,976)	$16	(12,747)	$15
Forfeited/canceled(4)	(5,572)	$14	(6,351)	$16	(4,696)	$15
Outstanding at end of year	32,417	$14	48,517	$14	57,321	$15

(1)
Fiscal 2017 includes approximately 11 million restricted stock units assumed by the Company through acquisition with a weighted-average grant date fair value of $18 per share. Fiscal 2016 includes a one-time restricted stock unit retention grant of approximately 5 million shares.

(2)
Additional shares granted as a result of the post-spin exercise price adjustments made related to the Everett and Seattle Transactions, as permitted by the Plan, in order to preserve the intrinsic value of outstanding awards prior to the close of the transactions.

(3)
Fiscal 2018 includes approximately 6 million restricted stock units, with a weighted-average grant date fair value of $14 per share, which were accelerated to vest on June 1, 2018 as part of the Everett Transaction. Fiscal 2017 includes approximately 14 million restricted stock units, with a weighted-average grant date fair value of $17 per share, which were accelerated as part of the Everett and Seattle Transactions.

(4)
Fiscal 2017 includes approximately 0.3 million restricted stock units, with a weighted-average grant date fair value of $18 per share, related to the former ES and Software segments, which were canceled by HPE and assumed by DXC and Micro Focus in connection with the Everett and Seattle Transactions, and in accordance with the respective Employee Matters Agreements.

The total grant date fair value of restricted stock awards vested for Company employees in fiscal 2018, 2017 and 2016 was $270 million, $472 million and $130 million, respectively, net of taxes. As of October 31, 2018, there was $259 million of unrecognized pre-tax stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over the remaining weighted-average vesting period of 1.4 years.
Stock Options
Stock options granted under the Plan are generally non-qualified stock options, but the Plan permits some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the closing price of the Company's common stock on the option grant date. The majority of the stock options issued by the Company contain only service vesting conditions. The Company has also issued performance-contingent stock options that vest only on the satisfaction of both service and market conditions. In fiscal 2018, the Company did not issue stock options.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

	Fiscal years ended October 31,
	2017	2016
Weighted-average fair value(1)	$6	$4
Expected volatility(2)	25.7%	31.1%
Risk-free interest rate(3)	2.0%	1.7%
Expected dividend yield(4)	1.0%	1.5%
Expected term in years(5)	6.1	5.4

(1)	The weighted-average fair value was based on the fair value of stock options granted under the Plan during the respective periods.

(2)	Expected volatility was estimated using the average historical volatility of selected peer companies.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the option.

(5)	For options granted subject to service-based vesting, the expected term was estimated using the simplified method detailed in SEC Staff Accounting Bulletin No. 110.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes stock option activity:

	Fiscal years ended October 31,
	2018				2017				2016
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	49,274	$10			57,498	$15			—	$—
Converted from former Parent's Plans	—	$—			—	$—			42,579	$15
Granted and assumed through acquisition(1)	316	$10			6,074	$23			25,390	$15
Additional shares granted due to post-spin adjustments(2)	—	$—			24,523	$11			—	$—
Exercised	(26,476)	$9			(29,492)	$12			(7,845)	$11
Forfeited/canceled/expired(3)	(4,851)	$13			(9,329)	$16			(2,626)	$20
Outstanding at end of year(4)	18,263	$10	4.2	$92	49,274	$10	4.6	$207	57,498	$15	5.4	$437
Vested and expected to vest at end of year(4)	18,038	$10	4.2	$91	48,566	$10	4.6	$205	55,716	$15	5.3	$425
Exercisable at end of year(4)	14,896	$10	3.7	$85	24,736	$9	3.0	$123	26,204	$13	3.8	$241

(1)	Fiscal 2016 includes one-time stock option retention grant of approximately 16 million shares.

(2)
Additional shares granted as a result of the post-spin exercise price adjustments made related to the Everett and Seattle Transactions, as permitted by the Plan, in order to preserve the intrinsic value of the awards prior to the close of the transaction.

(3)
Fiscal 2017 includes approximately 8 million stock options, with a weighted-average exercise price of $16 per share, related to the former ES and Software segments, which were canceled by HPE in connection with the Everett and Seattle Transactions, and in accordance with the respective Employee Matters Agreements.

(4)	The weighted average exercise price reflects the impact of the post-spin adjustments to the exercise price related to the Everett and Seattle Transactions.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of fiscal 2018, 2017 and 2016, respectively. The aggregate intrinsic value is the difference between the Company's closing common stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in fiscal 2018, 2017 and 2016 was $200 million, $218 million and $62 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes significant ranges of outstanding and exercisable stock options:

	As of October 31, 2018
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	In thousands	In years		In thousands
$0-$9.99	10,862	3.8	$8	10,368	$8
$10-$19.99	7,358	4.8	$14	4,485	$13
$20-$29.99	43	2.8	$25	43	$25
	18,263	4.2	$10	14,896	$10
As of October 31, 2018, there was $7 million of unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 1.3 years.
Cash received from option exercises and purchases under the Company's ESPP was $279 million, $411 million and $119 million in fiscal 2018, 2017 and 2016, respectively. The benefit realized for the tax deduction from option exercises in fiscal 2018, 2017 and 2016 was $61 million, $69 million and $21 million, respectively.
Note 8: Taxes on Earnings
Provision for Taxes
The domestic and foreign components of earnings from continuing operations before taxes were as follows:

	For the fiscal years ended October 31,
	2018	2017	2016
	In millions
U.S.(1)	$(2,805)	$(1,929)	$(1,758)
Non-U.S.(1)	3,073	2,201	5,618
	$268	$272	$3,860

(1)	Fiscal 2017 and 2016 amounts have been reclassified to conform with the current period presentation.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Benefit (provision) for taxes on earnings from continuing operations were as follows:

	For the fiscal years ended October 31,
	2018	2017	2016
	In millions
U.S. federal taxes:
Current	$(2,177)	$560	$940
Deferred	150	(1,366)	(959)
Non-U.S. taxes:
Current	419	64	874
Deferred	(188)	25	(58)
State taxes:
Current	52	(107)	36
Deferred	—	660	(210)
	$(1,744)	$(164)	$623
The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate were as follows:

	For the fiscal years ended October 31,
	2018	2017	2016
U.S. federal statutory income tax rate	23.3%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.3%	3.0%	1.0%
Lower rates in other jurisdictions, net	(121.4)%	(426.3)%	(24.5)%
Valuation allowance	(59.8)%	310.0%	(14.7)%
U.S. permanent differences	39.3%	27.8%	(2.3)%
Uncertain tax positions	(694.8)%	(8.4)%	23.1%
Impacts of the Tax Act(1)	158.0%	—%	—%
Other, net	0.4%	(1.4)%	(1.5)%
	(650.7)%	(60.3)%	16.1%

(1)	Impacts of the Tax Act is inclusive of valuation allowances recorded as a result of the U.S. law change.

The jurisdictions with favorable tax rates that had the most significant impact on the Company's effective tax rate in the periods presented include Puerto Rico and Singapore.
In fiscal 2018, the Company recorded $2.0 billion of net income tax benefits related to items unique to the year. These amounts primarily included $2.0 billion of income tax benefits related to the settlement of certain pre-Separation tax liabilities for which the Company shares joint and several liability with HP Inc. and for which the Company is partially indemnified by HP Inc. under the Tax Matters Agreement, $208 million of income tax benefits related to Everett pre-divestiture tax matters and valuation allowances, $125 million of income tax benefits on restructuring charges, separation costs, transformation costs and acquisition and other related charges and $65 million of net excess tax benefits related to stock-based compensation, the effects of which were partially offset by $422 million of income tax charges related to impacts of the Tax Act. In addition, the Company recorded $5.0 billion of certain foreign loss carryforwards and U.S. domestic capital losses carryforwards against which a full valuation allowance was recorded; the effective tax rate above reflects this activity on a net basis.
In fiscal 2017, the Company recorded $554 million of net income tax benefits related to items unique to the year. These amounts primarily included $699 million of income tax benefits in connection with the Everett and Seattle Transactions and $326 million of income tax benefits on restructuring charges, separation costs, transformation costs and acquisition and other

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
As a result of certain employment actions and capital investments the Company has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2024. The gross income tax benefits attributable to these actions and investments were $792 million ($0.51 diluted net EPS) in fiscal 2018, $378 million ($0.23 diluted net EPS) in fiscal 2017 and $401 million ($0.23 diluted net EPS) in fiscal 2016. Refer to Note 17, "Net Earnings Per Share" for details on shares used to compute diluted net EPS.
Recent Tax Legislation
The Tax Act requires the Company to incur a one-time Transition Tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets and 8.0% on the remaining income. The GILTI, BEAT and certain other provisions of the Tax Act will be effective for the Company beginning November 1, 2018.
The Company has an October 31 fiscal year end; therefore, the lower corporate tax rate enacted by the Tax Act will be phased in, resulting in a U.S. statutory federal rate of 23.3% for the fiscal year ending October 31, 2018 and 21.0% for subsequent fiscal years.
The Company has not completed its accounting for the tax effects of the Tax Act. Reasonable estimates of the impacts of the Tax Act are provided in accordance with guidance from the SEC that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company expects to complete the accounting under the Tax Act in the first quarter of fiscal 2019.
For fiscal 2018, the Company recorded a provisional estimate of $1.7 billion of tax expense related to the Transition Tax, which was included in Benefit (provision) for taxes in the Consolidated Statements of Earnings. The final calculations of the Transition Tax may differ from estimates, potentially materially, due to, among other things, changes in interpretations of the Tax Act, analysis of proposed regulations and current and additional guidance from the Internal Revenue Service ("IRS"), the Company’s analysis of the Tax Act, or any updates or changes to estimates that the Company utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and assertions. No cash payment is anticipated due to the availability of sufficient tax credits to offset the Transition Tax.
In addition, for fiscal 2018 the Company recorded $1.7 billion of net tax expense related to the remeasurement of U.S. deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate and a $3.7 billion tax benefit related to the reversal of previous deferred tax recognized on foreign earnings and profits, which was included in Benefit (provision) for taxes in the Consolidated Statement of Earnings. In addition, as part of evaluating the future effects of the Tax Act, the Company has reassessed the realizability of its U.S deferred tax assets, including tax credits and other non-credit deferred tax assets, based on the new method of taxation of non-U.S. earnings applicable beginning in fiscal 2019. The Company recorded a provisional estimate for valuation allowance of $687 million against its U.S. federal deferred tax assets.
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
Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31,
	2018	2017	2016
	In millions
Balance at beginning of year	$11,262	$11,411	$4,901
Increases:
For current year's tax positions	163	28	1,456
For prior years' tax positions	66	311	820
Net transfers from former Parent through equity	—	—	4,455
Decreases:
For prior years' tax positions	(82)	(202)	(114)
Statute of limitations expiration	(86)	(70)	(47)
Settlements with taxing authorities	(2)	(216)	(60)
Settlements related to joint and several positions of former Parent	(2,495)	—	—
Balance at end of year	$8,826	$11,262	$11,411
Up to $1.1 billion, $3.0 billion and $2.7 billion of Hewlett Packard Enterprise's unrecognized tax benefits at October 31, 2018, 2017 and 2016, respectively, would affect the Company's effective tax rate if realized. The $2.4 billion decrease in the amount of unrecognized tax benefits for the year ended October 31, 2018, is primarily related to the settlement of certain pre-Separation tax liabilities for which the Company shares joint and several liability with HP Inc. and for which the Company is partially indemnified by HP Inc. under the Tax Matters Agreement. The $2.0 billion of income tax benefits recognized in the Company's effective tax rate includes interest, penalties, and offsetting benefits not included in the table above.
The $149 million decrease in the amount of unrecognized tax benefits for the year ended October 31, 2017, is primarily related to the settlement of a foreign tax audit concerning an intercompany transaction, partially offset by unrecognized tax benefits related to the timing of intercompany royalty revenue recognition, which does not affect the Company's effective tax rate.
Hewlett Packard Enterprise recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Benefit (provision) for taxes in the Consolidated Statements of Earnings. The Company had accrued $142 million and $304 million for interest and penalties as of October 31, 2018 and 2017, respectively.
Hewlett Packard Enterprise engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. Hewlett Packard Enterprise does not expect complete resolution of any U.S. IRS audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including resolution of certain intercompany transactions, joint and several tax liabilities and other matters. Accordingly, Hewlett Packard Enterprise believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $6.4 billion within the next 12 months.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Hewlett Packard Enterprise is joint and severally liable for certain pre-Separation tax liabilities of HP Inc. HP Inc. is subject to numerous ongoing audits by federal, state and foreign tax authorities. The IRS is conducting an audit of HP Inc.’s 2013, 2014 and 2015 income tax returns.
Hewlett Packard Enterprise has not provided for U.S. federal income and foreign withholding taxes on $7.9 billion of undistributed earnings and basis differences from non-U.S. operations as of October 31, 2018 because the Company intends to reinvest such earnings indefinitely outside of the U.S. Such amounts have materially decreased from October 31, 2017, due to the impacts of the Tax Act that required U.S. taxation on largely all undistributed foreign earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings and basis differences is not practicable. The Company will remit non-indefinitely reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and the Company determines that it is advantageous for business operations, tax or cash management reasons.
Deferred Income Taxes
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.
The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31,
	2018	2017
	In millions
Deferred tax assets:
Loss and credit carry-forwards(1)	$9,149	$4,775
Inventory valuation	77	79
Intercompany transactions—royalty prepayments(2)	48	4,267
Intercompany transactions—excluding royalty prepayments	63	129
Warranty	81	156
Employee and retiree benefits	498	661
Restructuring	101	186
Deferred revenue	518	757
Intangible assets	48	—
Other	432	593
Total deferred tax assets	11,015	11,603
Valuation allowance(3)	(8,209)	(2,789)
Total deferred tax assets net of valuation allowance	2,806	8,814
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries(4)	(161)	(3,824)
Fixed assets	(470)	(385)
Intangible assets	—	(46)
Total deferred tax liabilities	(631)	(4,255)
Net deferred tax assets and liabilities	$2,175	$4,559

(1)	The increase is primarily due to certain foreign loss carryforwards recognized in the current year and increases in U.S. domestic capital loss carryforwards recognized in the current year.

(2)
During fiscal 2018, the Company executed an intercompany sale transaction that resulted in the reversal of $2.1 billion of deferred tax assets attributable to deferred revenue. The tax impacts of the transaction are considered prepaid under FASB guidance applicable to fiscal 2018. The additional decrease is primarily a result of deferred tax remeasurement related to the Tax Act.

(3)
The increase is primarily due to certain foreign loss carryforwards recognized in the current year and increases in U.S. domestic capital loss carryforwards recognized in the current year against which valuation allowances were required as well as a partial valuation allowance recorded against U.S. foreign tax credits carryforwards as a result of the Tax Act.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(4)	The decrease is primarily due to $3.7 billion benefit from the reversal of previous deferred tax recognized on foreign earnings and profits as a result of the Tax Act.
Deferred tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	As of October 31,
	2018	2017
	In millions
Deferred tax assets	$2,403	$4,663
Deferred tax liabilities	(228)	(104)
Deferred tax assets net of deferred tax liabilities	$2,175	$4,559
The Company periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from U.S. GAAP treatment, deferred taxes are recognized. Hewlett Packard Enterprise executed intercompany advanced royalty payment arrangements resulting in advanced payments of $63 million and $439 million during fiscal 2018 and 2017, respectively. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements. Intercompany royalty revenue and the amortization expense related to the licensing rights are eliminated in consolidation.
In fiscal 2018, the Company recorded an adjustment of $55 million to reduce a deferred tax asset established in connection with the Separation as a reduction of additional paid-in capital in the Consolidated Statement of Stockholders' Equity.
As of October 31, 2018, the Company had $769 million, $2.8 billion and $19.9 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in federal, state and foreign net operating loss carryforwards will begin to expire in fiscal 2030, 2019, and 2020, respectively. Hewlett Packard Enterprise has provided a valuation allowance of $160 million and $5.0 billion for deferred tax assets related to state and foreign net operating losses carryforwards, respectively. As of October 31, 2018, the Company also had $6.1 billion, $6.4 billion, and $58 million of federal, state, and foreign capital loss carryforwards, respectively. Amounts included in federal and state capital loss carryforwards will begin to expire in fiscal 2024; foreign capital losses can carry forward indefinitely. Hewlett Packard Enterprise has provided a valuation allowance of $1.2 billion, $238 million, and $13 million for deferred tax assets related to federal, state, and foreign capital loss carryforwards, respectively.
As of October 31, 2018, Hewlett Packard Enterprise had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$1,832	$(687)	2021
U.S. research and development and other credits	122	—	2019
Tax credits in state and foreign jurisdictions	158	(124)	2020
Balance at end of year	$2,112	$(811)
Deferred Tax Asset Valuation Allowance
The deferred tax asset valuation allowance and changes were as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31,
	2018	2017	2016
	In millions
Balance at beginning of year	$2,789	$2,095	$1,572
Income tax expense	(166)	848	(203)
Income tax expense related to the Tax Act	687	—	—
Valuation allowance offsetting current year losses recorded	5,028	—	—
Other comprehensive income, currency translation and charges to other accounts	(129)	(154)	726
Balance at end of year	$8,209	$2,789	$2,095
Total valuation allowances increased by $5.4 billion in fiscal 2018, due primarily to the increases in certain foreign loss carryforwards recognized in the current year and increases in U.S. domestic capital loss carryforwards recognized in the current year against which valuation allowances were required, and a partial valuation allowance recorded against U.S. foreign tax credit carryforwards as a result of the Tax Act. These were offset by partial valuation allowance releases against loss carryforwards in certain foreign jurisdictions due to law changes.
Total valuation allowances increased by $694 million in fiscal 2017 due primarily to the valuation allowance recorded against foreign deferred tax assets related to pension assets and liabilities, partially offset by decreases in foreign deferred tax assets for net operating losses.
Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement with HP Inc., formerly Hewlett-Packard Company. In connection with the Everett and Seattle Transactions, the Company entered into a DXC Tax Matters Agreement with DXC and a Micro Focus Tax Matters Agreement with Micro Focus, respectively. See Note 19, "Guarantees, Indemnifications and Warranties", for a description of the Tax Matters Agreement, DXC Tax Matters Agreement and Micro Focus Tax Matters Agreement.
Note 9: Balance Sheet Details
Balance sheet details were as follows:
Accounts Receivable, Net

	As of October 31,
	2018	2017
	In millions
Unbilled receivable	$185	$223
Accounts receivable	3,117	2,892
Allowance for doubtful accounts	(39)	(42)
Total	$3,263	$3,073
The allowance for doubtful accounts related to accounts receivable and changes therein were as follows:

	As of October 31,
	2018	2017	2016
	In millions
Balance at beginning of year	$42	$49	$72
Provision for doubtful accounts	20	16	22
Deductions, net of recoveries	(23)	(23)	(45)
Balance at end of year	$39	$42	$49

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The recourse obligations associated with these short-term financing arrangements as of October 31, 2018 and 2017 were not material.
The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

	As of October 31,
	2018	2017	2016
	In millions
Balance at beginning of period(1)	$121	$145	$68
Trade receivables sold	4,844	3,910	3,015
Cash receipts	(4,794)	(3,937)	(2,931)
Foreign currency and other	(5)	3	(7)
Balance at end of period(1)	$166	$121	$145

(1)	Beginning and ending balances represent amounts for trade receivables sold but not yet collected.
Inventory

	As of October 31,
	2018	2017
	In millions
Finished goods	$1,274	$1,236
Purchased parts and fabricated assemblies	1,173	1,079
Total	$2,447	$2,315
Other Current Assets

	As of October 31,
	2018	2017
	In millions
Value-added taxes receivable	$811	$819
Manufacturer and other receivables	1,141	1,185
Prepaid and other current assets	1,328	1,081
Total	$3,280	$3,085
Property, Plant and Equipment

	As of October 31,
	2018	2017
	In millions
Land	$294	$312
Buildings and leasehold improvements	2,103	2,371
Machinery and equipment, including equipment held for lease	9,419	9,194
	11,816	11,877
Accumulated depreciation	(5,678)	(5,608)
Total	$6,138	$6,269
Depreciation expense was $2.3 billion, $2.2 billion and $2.0 billion in fiscal 2018, 2017 and 2016, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Long-Term Financing Receivables and Other Assets

	As of October 31,
	2018	2017
	In millions
Financing receivables, net	$4,740	$4,380
Deferred tax assets	2,403	4,663
Indemnification receivables - long-term	16	1,430
Prepaid taxes - long-term	2,340	293
Prepaid pension assets	829	830
Other	1,031	1,004
Total	$11,359	$12,600
For the fiscal year ended October 31, 2018, the change in Long-term financing receivables and other assets was due primarily to a decrease in Deferred tax assets as a result of the impact of the Tax Act and a decrease in Indemnification receivable - long-term as a result of the settlement of certain pre-Separation tax liabilities for which the Company shares joint and several liability with HP Inc. and for which the Company is partially indemnified by HP Inc., partially offset by an increase in Prepaid taxes - long-term as a result of an intercompany sale transaction.
Other Accrued Liabilities

	As of October 31,
	2018	2017
	In millions
Accrued taxes - other	$1,010	$929
Warranty - short-term	241	269
Sales and marketing programs	910	780
Other	1,679	1,866
Total	$3,840	$3,844
Other Non-Current Liabilities

	As of October 31,
	2018	2017
	In millions
Pension, post-retirement, and post-employment liabilities	$1,434	$1,413
Deferred revenue - long-term	2,646	2,487
Tax liability - long-term	1,485	3,859
Other long-term liabilities	1,320	1,036
Total	$6,885	$8,795
For the fiscal year ended October 31, 2018, the change in Other non-current liabilities was due primarily to a decrease in Tax liability - long term. The decrease was due primarily to the settlement of certain pre-Separation tax liabilities for which the Company shares joint and several liability with HP Inc. and for which the Company is partially indemnified by HP Inc. under the Tax Matters Agreement.
Note 10: Financing Receivables and Operating Leases
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31,
	2018	2017
	In millions
Minimum lease payments receivable	$8,691	$8,226
Unguaranteed residual value	297	272
Unearned income	(732)	(654)
Financing receivables, gross	8,256	7,844
Allowance for doubtful accounts	(120)	(86)
Financing receivables, net	8,136	7,758
Less: current portion(1)	(3,396)	(3,378)
Amounts due after one year, net(1)	$4,740	$4,380

(1)
The Company includes the current portion in Financing receivables, and amounts due after one year, net, in Long-term financing receivables and other assets in the accompanying Consolidated Balance Sheets.

As of October 31, 2018, scheduled maturities of the Company's minimum lease payments receivable were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	In millions
Scheduled maturities of minimum lease payments receivable	$3,746	$2,331	$1,468	$763	$303	$80	$8,691
Sale of Financing Receivables
During the fiscal years ended October 31, 2018 and 2017, the Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions, which are accounted for as sales in accordance with Accounting Standards Codification ("ASC") 860 - Transfers and Servicing. The Company derecognizes the carrying value of the receivable transferred and recognizes a net gain or loss on the sale. During the fiscal years ended October 31, 2018 and 2017, the Company sold $174 million and $130 million, respectively, of financing receivables. The gains recognized on the sales of financing receivables were not material for the periods presented.
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
The credit risk profile of gross financing receivables, based on internal risk ratings, was as follows:

	As of October 31,
	2018	2017
	In millions
Risk Rating:
Low	$4,238	$4,156
Moderate	3,805	3,556
High	213	132
Total	$8,256	$7,844

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
The allowance for doubtful accounts related to financing receivables and changes therein were as follows:

	As of October 31,
	2018	2017	2016
	In millions
Balance at beginning of year	$86	$89	$95
Provision for doubtful accounts	49	23	11
Write-offs	(15)	(26)	(17)
Balance at end of year	$120	$86	$89
The gross financing receivables and related allowance evaluated for loss were as follows:

	As of October 31,
	2018	2017
	In millions
Gross financing receivables collectively evaluated for loss	$7,917	$7,523
Gross financing receivables individually evaluated for loss	339	321
Total	$8,256	$7,844
Allowance for financing receivables collectively evaluated for loss	$78	$67
Allowance for financing receivables individually evaluated for loss	42	19
Total	$120	$86
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of October 31,
	2018	2017
	In millions
Billed:(1)
Current 1-30 days	$275	$257
Past due 31-60 days	42	52
Past due 61-90 days	13	15
Past due >90 days	74	58
Unbilled sales-type and direct-financing lease receivables	7,852	7,462
Total gross financing receivables	$8,256	$7,844
Gross financing receivables on non-accrual status(2)	$226	$188
Gross financing receivables 90 days past due and still accruing interest(2)	$113	$133

(1)	Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment in the Consolidated Balance Sheets were as follows:

	As of October 31,
	2018	2017
	In millions
Equipment leased to customers	$7,290	$7,356
Accumulated depreciation	(3,078)	(2,943)
Total	$4,212	$4,413
As of October 31, 2018, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	In millions
Minimum future rentals on non-cancelable operating leases	$1,901	$1,156	$477	$69	$9	$1	$3,613
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
Subsequent event
On November 27, 2018, the Company announced that it entered into a definitive agreement to acquire BlueData, a Santa Clara, California-based provider of Artificial Intelligence ("AI")/Machine Learning and Big Data Analytics infrastructure

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

software, which will expand the Company's footprint in the rapidly growing AI and Big Data Analytics market. BlueData's results of operations will be included within the Hybrid IT segment.
Acquisitions in Fiscal 2018
During fiscal 2018, the Company completed three acquisitions, none of which were material, both individually and in the aggregate, to the Company's Consolidated Financial Statements.
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
On September 15, 2017, the Company completed the acquisition of Cloud Technology Partners ("CTP"), a cloud consulting, design and advisory services company. CTP’s results of operations are included within the Hybrid IT segment.
On April 17, 2017, the Company completed the acquisition of Nimble Storage, a provider of predictive all-flash and hybrid-flash storage solutions. Nimble Storage's results of operations are included within the Hybrid IT segment. The acquisition date fair value consideration of $1.2 billion primarily consisted of cash paid for outstanding common stock, vested in-the-money stock awards, and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $755 million of goodwill, $291 million of intangible assets, and $31 million of in-process research and development. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.
On February 17, 2017, the Company completed the acquisition of SimpliVity, a provider of software-defined, hyperconverged infrastructure. SimpliVity's results of operations are included within the Hybrid IT segment. The acquisition date fair value consideration of $651 million primarily consisted of cash paid for outstanding common stock, debt, and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $442 million of goodwill, $118 million of intangible assets, and $24 million of in-process research and development. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.
On November 1, 2016, the Company completed the acquisition of SGI, a provider of high-performance solutions for computer data analytics and data management. SGI's results of operations are included within the Hybrid IT segment. The acquisition date fair value consideration of $349 million consisted of cash paid for outstanding common stock, debt, and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $75 million of goodwill, $150 million of intangible assets, and $30 million of in-process research and development. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.
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
In May 2016, the Company executed its joint partnership agreement with Tsinghua Holdings to bring together the Chinese enterprise technology assets of the Company and Tsinghua University to create a Chinese business provider of

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

technology infrastructure. Under the definitive agreement, Tsinghua Holdings' subsidiary, Unisplendour Corporation, purchased 51% of the new business named H3C for $2.6 billion, which includes purchase consideration adjustments. H3C comprises the Company's former H3C Technologies and China-based server, storage and technology services businesses ("H3C disposal group"), which were previously reported within the EG segment, until the time of the sale. The Company's former EG segment was subsequently realigned into two new reportable segments, Hybrid IT and Intelligent Edge. As a result of the H3C divestiture, the Company recognized a gain of $2.2 billion. The Company's remaining China subsidiary maintains 100% ownership of its existing China-based enterprise services, software and Helion Cloud businesses. The new H3C is the exclusive provider of the Company's server and storage portfolio, as well as the Company's exclusive hardware support services provider in China, customized for that market.
The results of the H3C disposal group, which represented 100% of the Company's H3C Technologies and China-based server, storage and technology services businesses, were reflected in the Company's Consolidated Financial Statements through the date of closing. The pre-tax earnings for the fiscal year ended October 31, 2016 was $182 million. The Company's remaining 49% ownership is accounted for under the equity method of accounting, and its proportionate share of H3C’s earnings are included in Earnings (loss) from equity interests in the Consolidated Statements of Earnings. See Note 22, "Equity Method Investments" for additional information.
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
Note 12: Goodwill and Intangible Assets
Goodwill
Goodwill and related changes in the carrying amount by reportable segment were as follows:

	Hybrid IT	Intelligent Edge	Financial Services	Total
	In millions
Balance at October 31, 2016	$14,045	$1,901	$144	$16,090
Goodwill acquired during the period	1,410	17	—	1,427
Changes due to foreign currency	1	—	—	1
Goodwill adjustments	(2)	—	—	(2)
Balance at October 31, 2017	15,454	1,918	144	17,516
Goodwill acquired during the period	101	3	—	104
Impairment of goodwill	(88)	—	—	(88)
Changes due to foreign currency	6	—	—	6
Goodwill adjustments	(1)	—	—	(1)
Balance at October 31, 2018	$15,472	$1,921	$144	$17,537
Goodwill Impairments
Goodwill is tested for impairment at the reporting unit level. On November 1, 2017, the Company's former EG segment was realigned into two new reportable segments, Hybrid IT and Intelligent Edge. Further, following certain executive leadership changes in fiscal 2018, near the end of the fourth quarter, Hybrid IT segment management changed its evaluation of Hybrid IT to evaluate the previously integrated Communications and Media Services ("CMS") business separately from the remainder of Hybrid IT, resulting in a reassessment of the reporting units. As of October 31, 2018, the Company's reporting units within Hybrid IT include CMS and Hybrid IT excluding CMS. The Company expects to move CMS to the Corporate Investments segment under new management effective November 1, 2018. The Company's reporting units other than Hybrid IT are consistent with the reportable segments identified in Note 3, "Segment Information".
Based on the results of the Company's annual impairment tests in fiscal 2018, 2017 and 2016, the Company determined that no impairment of goodwill existed.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Based on the results of the Company's interim impairment tests in fiscal 2018 it was concluded that the fair value of CMS was less than its carrying amount. Prior to calculating the goodwill impairment loss, the Company analyzed the recoverability of CMS long-lived assets other than goodwill and concluded that those assets were not impaired. As a result, the Company recorded a goodwill impairment charge of $88 million. There is no remaining goodwill in the CMS reporting unit as of October 31, 2018.
Intangible Assets
Intangible assets comprise:

	As of October 31, 2018			As of October 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$272	$(142)	$130	$268	$(71)	$197
Developed and core technology and patents	1,121	(525)	596	1,133	(427)	706
Trade name and trade marks	87	(42)	45	87	(23)	64
In-process research and development	18	—	18	75	—	75
Total intangible assets	$1,498	$(709)	$789	$1,563	$(521)	$1,042
For fiscal 2018, the decrease in gross intangible assets was due primarily to $106 million of intangible assets which became fully amortized and were eliminated from gross intangible assets and accumulated amortization, partially offset by $41 million of purchases related to acquisitions.
For fiscal 2017, the increase in gross intangible assets was due primarily to $688 million of purchases related to acquisitions, partially offset by $384 million of intangible assets which became fully amortized and were eliminated from gross intangible assets and accumulated amortization.
The Company reclassified in-process research and development assets acquired of $57 million and $10 million to developed and core technology and patents as the projects were completed, and began amortization during fiscal 2018 and fiscal 2017, respectively.
As of October 31, 2018, the weighted-average remaining useful lives of the Company's finite-lived intangible assets were as follows:

Finite-Lived Intangible Assets	Weighted-Average Remaining Useful Lives
In years
Customer contracts, customer lists and distribution agreements	4
Developed and core technology and patents	4
Trade name and trade marks	4
As of October 31, 2018, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year	In millions
2019	$248
2020	197
2021	126
2022	92
2023	68
Thereafter	40
Total	$771

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2018				As of October 31, 2017
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$781	$—	$781	$—	$1,159	$—	$1,159
Money market funds	2,340	—	—	2,340	5,592	—	—	5,592
Foreign bonds	7	124	—	131	9	214	—	223
Other debt securities	—	—	25	25	—	—	26	26
Derivative Instruments:
Foreign exchange contracts	—	496	—	496	—	259	—	259
Other derivatives	—	—	—	—	—	1	—	1
Total assets	$2,347	$1,401	$25	$3,773	$5,601	$1,633	$26	$7,260
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$353	$—	$353	$—	$142	$—	$142
Foreign exchange contracts	—	117	—	117	—	335	—	335
Other derivatives	—	6	—	6	—	—	—	—
Total liabilities	$—	$476	$—	$476	$—	$477	$—	$477
For the fiscal years ended October 31, 2018 and 2017, there were no transfers between levels within the fair value hierarchy.
Valuation Techniques
Cash Equivalents and Investments: The Company holds time deposits, money market funds, debt securities primarily consisting of corporate and foreign government notes and bonds. The Company values cash equivalents using quoted market prices, alternative pricing sources, including net asset value, or models utilizing market observable inputs. The fair value of debt

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

investments was based on quoted market prices or model-driven valuations using inputs primarily derived from or corroborated by observable market data, and, in certain instances, valuation models that utilize assumptions which cannot be corroborated with observable market data.
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
Other Fair Value Disclosures
Short- and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. At October 31, 2018, the estimated fair value of the Company's short-term and long-term debt was $12.2 billion and the carrying value was $12.1 billion. As of October 31, 2017, the estimated fair value of the Company's short-term and long-term debt was $14.6 billion and the carrying value was $14.0 billion. If measured at fair value in the Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 14: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of October 31, 2018				As of October 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	In millions
Cash Equivalents:
Time deposits	$781	$—	$—	$781	$1,159	$—	$—	$1,159
Money market funds	2,340	—	—	2,340	5,592	—	—	5,592
Total cash equivalents	3,121	—	—	3,121	6,751	—	—	6,751
Available-for-Sale Investments:
Foreign bonds	113	18	—	131	183	40	—	223
Other debt securities	26	—	(1)	25	37	—	(11)	26
Total available-for-sale investments	139	18	(1)	156	220	40	(11)	249
Total cash equivalents and available-for-sale investments	$3,260	$18	$(1)	$3,277	$6,971	$40	$(11)	$7,000
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2018 and 2017, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $104 million in fiscal 2018 and 2017 and $105 million in fiscal 2016. Time deposits were primarily issued by institutions outside the U.S. as of October 31, 2018 and 2017. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2018
	Amortized Cost	Fair Value
	In millions
Due in more than five years	$139	$156
Equity securities in privately held companies that are accounted for as cost basis investments are included in Long-term financing receivables and other assets in the Consolidated Balance Sheets. These investments amounted to $162 million and $149 million at October 31, 2018 and 2017, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Consolidated Balance Sheets. These amounted to $2.4 billion and $2.5 billion at October 31, 2018 and 2017, respectively. For additional information, see Note 21, "Equity Method Investments".
Derivative Instruments
The Company is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments, primarily forward contracts, interest rate swaps and total return swaps to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities. The Company does not have any leveraged derivatives and does not use derivative contracts for

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

speculative purposes. The Company may designate its derivative contracts as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, the Company categorizes those economic hedges as other derivatives. Derivative instruments are recognized at fair value in the Consolidated Balance Sheets. The change in fair value of the derivative instruments is recognized in the Consolidated Statements of Earnings or Consolidated Statements of Comprehensive Income depending upon the type of hedge as further discussed below. The Company classifies cash flows from its derivative programs with the activities that correspond to the underlying hedged items in the Consolidated Statements of Cash Flows.
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
To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allows the Company to hold collateral from, or require the Company to post collateral to counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of the Company's derivatives with credit contingent features in a net liability position was $290 million and $265 million at October 31, 2018 and 2017, respectively, all of which were fully collateralized within two business days.
Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of October 31, 2018 and 2017.
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
For derivative instruments that are designated and qualify as fair value hedges, the Company recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Consolidated Statements of Earnings in the period of change.
Cash Flow Hedges
The Company uses forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. The Company's foreign currency cash flow hedges mature generally within twelve months; however, forward contracts associated with sales-type and direct-financing leases and intercompany loans extend for the duration of the lease or loan term, which can extend up to five years.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
For derivative instruments not designated as hedging instruments, the Company recognizes changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Consolidated Statements of Earnings in the period of change.
Hedge Effectiveness
For interest rate swaps designated as fair value hedges, the Company measures hedge effectiveness by offsetting the change in fair value of the hedged items with the change in fair value of the derivative. For forward contracts designated as cash flow or net investment hedges, the Company measures hedge effectiveness by comparing the cumulative change in fair value of the hedge contract with the cumulative change in fair value of the hedged item, both of which are based on forward rates. The Company recognizes any ineffective portion of the hedge in the Consolidated Statements of Earnings in the same period in which ineffectiveness occurs. Amounts excluded from the assessment of effectiveness are recognized in the Consolidated Statements of Earnings in the period they arise.
Fair Value of Derivative Instruments in the Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Balance Sheets was as follows:

	As of October 31, 2018					As of October 31, 2017
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$6,850	$—	$—	$—	$353	$9,500	$—	$—	$16	$126
Cash flow hedges:
Foreign currency contracts	8,423	270	107	11	15	7,202	105	45	101	70
Net investment hedges:
Foreign currency contracts	1,737	32	41	13	11	1,944	35	10	36	41
Total derivatives designated as hedging instruments	17,010	302	148	24	379	18,646	140	55	153	237
Derivatives not designated as hedging instruments
Foreign currency contracts	6,780	41	5	55	12	9,552	61	3	79	8
Other derivatives	104	—	—	6	—	96	1	—	—	—
Total derivatives not designated as hedging instruments	6,884	41	5	61	12	9,648	62	3	79	8
Total derivatives	$23,894	$343	$153	$85	$391	$28,294	$202	$58	$232	$245

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of October 31, 2018 and 2017, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

	As of October 31, 2018
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$496	$—	$496	$179	$205	(1)	$112
Derivative liabilities	$476	$—	$476	$179	$302	(2)	$(5)

	As of October 31, 2017
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$260	$—	$260	$209	$34	(1)	$17
Derivative liabilities	$477	$—	$477	$209	$242	(2)	$26

(1)
Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

(2)
Represents the collateral posted by the Company in cash or through re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of October 31, 2018, $302 million of collateral posted was entirely cash. As of October 31, 2017, of the$242 million of collateral posted, $220 million was in cash and $22 million was through the re-use of counterparty collateral.

Effect of Derivative Instruments on the Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the fiscal years ended October 31, 2018, 2017 and 2016 was as follows:

	Gains (Losses) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	2018	2017	2016	Hedged Item	Location	2018	2017	2016
		In millions					In millions
Interest rate contracts	Interest and other, net	$(211)	$(245)	$158	Fixed-rate debt	Interest and other, net	$211	$245	$(158)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the fiscal years ended October 31, 2018, 2017 and 2016 was as follows:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)			Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	2018	2017	2016	Location	2018	2017	2016
	In millions				In millions
Cash flow hedges:
Foreign currency contracts	$163	$(113)	$(71)	Net revenue	$(24)	$(68)	$(48)
Foreign currency contracts	—	(1)	1	Cost of products	—	—	—
Foreign currency contracts	—	—	—	Gain on H3C and MphasiS divestitures	—	—	8
Foreign currency contracts	6	159	236	Interest and other, net	16	170	243
Subtotal	169	45	166	Net earnings from continuing operations	(8)	102	203
Foreign currency contracts	—	1	60	Net loss from discontinued operations	—	43	67
Total cash flow hedges	$169	$46	$226	Net earnings	$(8)	$145	$270
Net investment hedges:
Foreign currency contracts	$81	$(71)	$(58)	Interest and other, net	$—	$—	$—
As of October 31, 2018, 2017 and 2016 no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material for fiscal 2018, 2017 and 2016.
As of October 31, 2018, the Company expects to reclassify an estimated net accumulated other comprehensive gain of approximately $119 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Earnings for the fiscal years ended October 31, 2018, 2017 and 2016 was as follows:

	Gains (Losses) Recognized in Income on Derivatives
	Location	2018	2017	2016
		In millions
Foreign currency contracts	Interest and other, net	$301	$(443)	$(425)
Other derivatives	Interest and other, net	(6)	3	(4)
Total		$295	$(440)	$(429)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 15: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of October 31,
	2018		2017
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt	$1,196	2.2%	$3,005	3.2%
FS Commercial paper	392	(0.2)%	401	(0.1)%
Notes payable to banks, lines of credit and other(1)	417	2.5%	444	1.8%
Total notes payable and short-term borrowings	$2,005		$3,850

(1)
Notes payable to banks, lines of credit and other includes $361 million and $390 million at October 31, 2018 and 2017, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Long-Term Debt

	As of October 31,
	2018	2017
	In millions
Hewlett Packard Enterprise Senior Notes
$2,650 issued at discount to par at a price of 99.872% in October 2015 at 2.85%, due October 5, 2018, interest payable semi-annually on April 5 and October 5 of each year	$—	$2,648
$250 issued at par in October 2015 at three-month USD LIBOR plus 1.93%, due October 5, 2018, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	—	250
$1,100 issued at discount to par at a price of 99.994% in September 2017 at 2.10%, due October 4, 2019, interest payable semi-annually on April 4 and October 4 of each year	1,100	1,100
$3,000 issued at discount to par at a price of 99.972% in October 2015 at 3.6%, due October 15, 2020, interest payable semi-annually on April 15 and October 15 of each year	3,000	3,000
$500 issued at discount to par at a price of 99.861% in September 2018 at 3.5%, due October 5, 2021, interest payable semi-annually on April 5 and October 5 of each year	499	—
$800 issued at par in September 2018 at three-month USD LIBOR plus 0.72% due October 5, 2021, interest payable semi-annually on April 5 and October 5 of each year	800	—
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 15, 2022, interest payable semi-annually on April 15 and October 15 of each year	1,348	1,348
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,495	2,495
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	750
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
Other, including capital lease obligations, at 0.00%-4.91%, due in calendar years 2018-2030(1)	236	286
Fair value adjustment related to hedged debt	(353)	(142)
Unamortized debt issuance costs	(42)	(47)
Less: current portion	(1,196)	(3,005)
Total long-term debt	$10,136	$10,182

(1)
Other, including capital lease obligations includes $131 million and $160 million as of October 31, 2018 and 2017, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

Interest expense on borrowings recognized in the Consolidated Statements of Earnings was as follows:

		Fiscal years ended October 31,
Expense	Location	2018	2017	2016
		In millions
Financing interest	Financing interest	$278	$265	$249
Interest expense	Interest and other, net	353	334	298
Total interest expense		$631	$599	$547
Hewlett Packard Enterprise Senior Notes
On September 19, 2018, the Company completed its offering of $1.3 billion of Senior Notes due October 5, 2021. The issuance consisted of $800 million floating rate Notes at three month USD LIBOR plus 0.72%, and $500 million fixed rate Notes at 3.50%. The net proceeds from this offering were used to fund the repayment of the $1.05 billion outstanding principal amount of the 2.85% Notes and the $250 million outstanding principal amount of the floating rate Notes that both were due in October 2018, and for general corporate purposes.
On June 29, 2018, the Company redeemed $1.6 billion of its $2.65 billion Senior Notes with an original maturity date of October 5, 2018. These notes were fully hedged with interest rate swaps. As part of the transaction, HPE terminated and settled

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
On December 30, 2016, Hewlett Packard Enterprise exchanged new registered Notes for all of the outstanding $14.6 billion of unregistered Senior Notes. The terms of the new registered Notes in the exchange offer were substantially identical to the terms of the previously unregistered Senior Notes, except that the new Notes were registered under the Securities Act, and certain transfer restrictions, registration rights and additional interest provisions relating to the outstanding Senior Notes do not apply to the new Notes.
As disclosed in Note 14, "Financial Instruments", the Company uses interest rate swaps to mitigate the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest rate. As of October 31, 2018, the Company had entered into interest rate swaps to reduce the exposure of $6.9 billion of aggregate principal amount of fixed rate Senior Notes to changes in fair value resulting from changes in interest rates by achieving LIBOR-based floating interest rate. Interest rates on long-term debt in the table above have not been adjusted to reflect the impact of any interest rate swaps.
Commercial Paper
Hewlett Packard Enterprise's Board of Directors has authorized the issuance of up to $4.0 billion in aggregate principal amount of commercial paper by Hewlett Packard Enterprise. Hewlett Packard Enterprise's subsidiaries are authorized to issue up to an additional $500 million in aggregate principal amount of commercial paper. Hewlett Packard Enterprise maintains two commercial paper programs, and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.0 billion. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $4.0 billion authorized by Hewlett Packard Enterprise's Board of Directors. The Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $500 million. As of October 31, 2018 and 2017, no borrowings were outstanding under Hewlett Packard Enterprise’s two commercial paper programs, and $392 million and $401 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
On November 1, 2015, the Company entered into a revolving credit facility (the "Credit Agreement"), together with the lenders named therein, JPMorgan Chase Bank, N.A. ("JPMorgan"), as co-administrative agent and administrative processing agent, and Citibank, N.A., as co-administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.0 billion. Loans under the revolving credit facility may be used for general corporate purposes. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to satisfaction of certain conditions, by up to two, one-year periods. Commitment Fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. As of October 31, 2018 and 2017, no borrowings were outstanding under the Credit Agreement.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Future Maturities of Long-term Debt
As of October 31, 2018, aggregate future maturities of the Company's long-term debt at face value (excluding a fair value adjustment related to hedged debt of $353 million and a net discount on debt issuance of $9 million), including capital lease obligations were as follows:

Fiscal year	In millions
2019	$1,201
2020	3,021
2021	1,344
2022	1,363
2023	16
Thereafter	4,791
Total	$11,736

Note 16: Stockholders' Equity
Taxes related to Other Comprehensive Income (Loss)

	Fiscal years ended October 31,
	2018	2017	2016
	In millions
Taxes on change in net unrealized losses on available-for-sale securities:
Tax (provision) benefit on net unrealized losses arising during the period	$—	$(2)	$2
Tax provision (benefit) on (gains) losses reclassified into earnings	—	1	(2)
	—	(1)	—
Taxes on change in net unrealized gains (losses) on cash flow hedges:
Tax (provision) benefit on net unrealized gains arising during the period	(22)	6	(14)
Tax (benefit) provision on net losses (gains) reclassified into earnings	(1)	10	25
	(23)	16	11
Taxes on change in unrealized components of defined benefit plans:
Tax benefit (provision) on (losses) gains arising during the period	2	(49)	63
Tax provision on amortization of actuarial loss and prior service benefit	(14)	(19)	(20)
Tax provision on curtailments, settlements and other	(10)	(91)	(1)
	(22)	(159)	42
Taxes on change in cumulative translation adjustment:
Tax on cumulative translation adjustment arising during the period	3	(1)	20
Tax on release of cumulative translation adjustment as a result of divestitures	—	—	(22)
	3	(1)	(2)
Tax (provision) benefit on other comprehensive (loss) income	$(42)	$(145)	$51

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Fiscal years ended October 31,
	2018	2017	2016
	In millions
Other comprehensive (loss) income, net of taxes:
Change in net unrealized losses on available-for-sale securities:
Net unrealized losses arising during the period	$(3)	$(10)	$(2)
(Gains) losses reclassified into earnings	(9)	(3)	1
	(12)	(13)	(1)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains arising during the period	147	52	212
Net losses (gains) reclassified into earnings(1)	7	(135)	(245)
	154	(83)	(33)
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(421)	895	(1,714)
Amortization of actuarial loss and prior service benefit(2)	177	266	264
Curtailments, settlements and other	12	(76)	(19)
	(232)	1,085	(1,469)
Change in cumulative translation adjustment:
Cumulative translation adjustment arising during the period	(67)	(15)	(134)
Release of cumulative translation adjustment as a result of divestitures and country exits	20	—	53
	(47)	(15)	(81)
Other comprehensive (loss) income, net of taxes	$(137)	$974	$(1,584)

(1)	For more details on reclassification of pre-tax losses (gains) on cash flow hedges into the Consolidated Statements of Earnings, see Note 14, "Financial Instruments".

(2)	These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 6, "Retirement and Post-Retirement Benefit Plans".
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2018 and changes during fiscal 2018 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$29	$(48)	$(2,690)	$(186)	$(2,895)
Activity related to separation and merger transactions	—	—	—	(186)	(186)
Other comprehensive (loss) income before reclassifications	(3)	147	(421)	(67)	(344)
Reclassifications of (gains) losses into earnings	(9)	7	189	20	207
Balance at end of period	$17	$106	$(2,922)	$(419)	$(3,218)
Dividends
On November 11, 2015, the Company's Board of Directors authorized a regular quarterly cash dividend for its common stock. The stockholders of HPE common stock are entitled to receive dividends when and as declared by HPE's Board of

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Directors. On February 22, 2018, the Company announced an increase to the regular quarterly dividend from $0.075 per share to $0.1125 per share, which was effective in the third quarter of fiscal 2018. Dividends declared were $0.4875 per common share in fiscal 2018 and $0.26 per common share in fiscal 2017.
Share Repurchase Program
On October 13, 2015, the Company's Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion, $5.0 billion and $2.5 billion on May 24, 2016, October 16, 2017 and February 21, 2018, respectively. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions.
For fiscal 2018, the Company repurchased and settled a total of 222 million shares under its share repurchase program through open market repurchases, which included 1.7 million shares that were unsettled open market purchase as of October 31, 2017. Additionally, the Company had unsettled open market repurchases of 2.4 million shares as of October 31, 2018. Shares repurchased during fiscal 2018 were recorded as a $3.6 billion reduction to stockholders' equity. As of October 31, 2018, the Company had a remaining authorization of $4.7 billion for future share repurchases.
For fiscal 2017, the Company repurchased and settled a total of 136 million shares under its share repurchase program through open market repurchases, and recorded a $2.6 billion reduction to stockholders' equity. As of October 31, 2017, the Company had unsettled open market repurchases of 1.7 million shares, which were recorded as a $24 million reduction to stockholders' equity.
Note 17: Net Earnings Per Share
The Company calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of restricted stock units, stock options, and performance-based awards.
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Fiscal years ended October 31,
	2018	2017	2016
	In millions, except per share amounts
Numerator:
Net earnings from continuing operations	$2,012	$436	$3,237
Net loss from discontinued operations	(104)	(92)	(76)
Net earnings	$1,908	$344	$3,161
Denominator:
Weighted-average shares used to compute basic net EPS	1,529	1,646	1,715
Dilutive effect of employee stock plans	24	28	24
Weighted-average shares used to compute diluted net EPS	1,553	1,674	1,739
Basic net earnings (loss) per share:
Continuing operations	$1.32	$0.26	$1.89
Discontinued operations	(0.07)	(0.05)	(0.05)
Basic net earnings per share	$1.25	$0.21	$1.84
Diluted net earnings (loss) per share:
Continuing operations	$1.30	$0.26	$1.86
Discontinued operations(1)	(0.07)	(0.05)	(0.04)
Diluted net earnings per share	$1.23	$0.21	$1.82
Anti-dilutive weighted-average stock awards(2)	2	8	32

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Note 18: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of October 31, 2018, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
HP India filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to remand the matter to the Commissioner on procedural grounds. The hearings were scheduled to reconvene on April 6, 2015, and again on November 3, 2015 and April 11, 2016, but were canceled at the request of the Customs Tribunal. The hearing has been rescheduled for January 15, 2019.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers.  Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals aged 40 and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On September 20, 2017, the court granted the defendants' motion to compel arbitration and administratively closed the case pending resolution of the arbitration proceedings. On November 30, 2017, three named plaintiffs filed a single arbitration demand. Thirteen additional plaintiffs later joined the arbitration. On December 22, 2017, defendants filed a motion to (1) stay the case pending arbitrations and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand. On February 6, 2018, the court granted the motion to stay and denied the motion to enjoin. The claims of the arbitration named plaintiffs have now been resolved. The Forsyth class action remains stayed.

Jackson, et al. v. HP Inc. and Hewlett Packard Enterprise. This putative nationwide class action was filed on July 24, 2017 in federal district court in San Jose. Plaintiffs purport to bring the lawsuit on behalf of themselves and other similarly situated African-Americans and individuals over the age of forty. Plaintiffs allege that defendants engaged in a pattern and practice of racial and age discrimination in lay-offs and promotions. Plaintiffs filed an amended complaint on September 29, 2017. On January 12, 2018, defendants moved to transfer the matter to the federal district court in the Northern District of Georgia. Defendants also moved to dismiss the claims on various grounds and to strike certain aspects of the proposed class definition. On July 11, 2018, the court granted defendants' motion to dismiss this action for improper venue, and also partially dismissed and struck certain claims without prejudice to re-filing in the appropriate venue. On July 23, 2018, plaintiffs re-filed their lawsuit in the United States District Court for the Northern District of Georgia. On August 9, 2018, Plaintiffs filed a notice of appeal of the dismissal of the Northern District of California action with the Ninth Circuit Court of Appeals. On August 15, 2018, Plaintiffs filed a motion to stay their lawsuit in the Northern District of Georgia, which was granted by the court.

Wall v. Hewlett Packard Enterprise Company and HP Inc. This certified California class action and Private Attorney General Act action was filed against Hewlett-Packard Company on January 17, 2012 and the fifth amended (and operative) complaint was filed against HP Inc. and Hewlett Packard Enterprise on June 28, 2016. The complaint alleges that the defendants paid earned incentive compensation late and failed to timely pay final wages in violation of the California Labor Code. On August 9, 2016, the court ordered the class certified without prejudice to a future motion to amend or modify the class certification order or to decertify. The scheduled January 22, 2018 trial date was vacated following the parties’ notification to the court that they had reached a preliminary agreement to resolve the dispute. The parties subsequently finalized and executed a settlement agreement and, on May 9, 2018, plaintiff filed a motion seeking preliminary approval of the settlement. On July 2, 2018, the court issued an order granting preliminary approval of the settlement. On November 9, 2018, the court declined to grant final approval of the settlement, and continued the final approval hearing to December 21, 2018. The court's primary concern related to the amount of attorneys' fees and costs requested by the plaintiffs' counsel as part of the class settlement.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Ross and Rogus v. Hewlett Packard Enterprise Company. On November 8, 2018, a putative class action complaint was filed in Santa Clara County alleging that HPE pays its California-based female employees “systemically lower compensation” than HPE pays male employees performing substantially similar work. The complaint alleges various California state law claims, including California’s Equal Pay Act, Fair Employment and Housing Act, and Unfair Competition Law, and seeks certification of a California-only class of female employees employed in certain “Covered Positions.”

Hewlett-Packard Company v. Oracle (Itanium). On June 15, 2011, HP Inc. filed suit against Oracle in Santa Clara Superior Court in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.’s Itanium-based line of mission critical servers.  HP Inc. asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases.  HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers.  Phase 2 of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP Inc.’s damages claim infringed on Oracle’s First Amendment rights.  On August 27, 2015, the Court of Appeal rejected Oracle’s appeal.  The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016.  On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. approximately $3 billion in damages: $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP Inc. filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. The schedule for appellate briefing and argument has not yet been established. HP Inc. expects that the appeals process could take several years to complete. Pursuant to the terms of the Separation and Distribution Agreement, HP Inc. and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the HP Inc. /Hewlett Packard Enterprise separation on November 1, 2015.

Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition. Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix’s alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On June 14, 2018, the court heard oral argument on HPE's and Oracle's cross-motions for summary judgment. The court has not yet ruled on the parties' motions. Trial is scheduled to begin on March 4, 2019. Pursuant to the Separation and Distribution agreement between Hewlett-Packard Enterprise and DXC, this is a shared litigation as it relates to both parties’ businesses.

Network-1 Technologies, Inc. v. Alcatel-Lucent USA Inc., et al. This patent infringement action was filed in September 2011 in the United States District Court for the Eastern District of Texas and alleges that various Hewlett Packard Enterprise switches and access points infringe Network-1’s patent relating to the 802.3af and 802.3at “Power over Ethernet” standards. The Network-1 patent at issue expires in 2020. A jury trial was conducted beginning on November 6, 2017. On November 13, 2017, the jury returned a verdict in favor of HPE, finding that HPE did not infringe Network-1’s patent and that the patent was invalid. On August 29 2018, the court denied Network-1's motion for a new trial on infringement and entered the jury's verdict finding that HPE does not infringe the relevant Network-1 patent. The court also granted Network-1's motion for Judgment as a Matter of Law on validity. Network-1 has appealed the jury verdict of non-infringement to the United States Court of Appeals for the Federal Circuit. HPE has cross-appealed the court’s decision to grant Network-1's motion for Judgment as a Matter of Law on validity. HPE expects appellate briefing to be completed by May 2019.

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Notes to Consolidated Financial Statements (Continued)

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
In connection with the Everett and Seattle Transactions, the Company entered into a Separation and Distribution Agreement with DXC and Micro Focus, effective March 31, 2017 and September 1, 2017, respectively, where DXC and Micro Focus agreed to indemnify HPE, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to DXC and Micro Focus as part of the Everett and Seattle Transactions. HPE similarly agreed to indemnify DXC and Micro Focus, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Everett and Seattle Transactions.
Tax Matters Agreement with HP Inc., and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc. effective November 1, 2015 that governs the rights and obligations of the Company and HP Inc. for certain pre-Separation tax liabilities. The Tax Matters Agreement provides that the Company and HP Inc. will share certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HP Inc.'s U.S. and certain non-U.S. income tax returns. In certain jurisdictions, the Company and HP Inc. have joint and several liability for past income tax liabilities and accordingly, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. In these cases, the Company records the entire liability, which is partially offset by the indemnification receivable from HP Inc., thereby reflecting the Company's net exposure in its Consolidated Balance Sheets.
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
Tax Matters Agreement with Seattle and Other Income Tax Matters

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
As of October 31, 2018 and 2017, the Company’s receivable and payable balances related to indemnified litigation matters and other contingencies, and income tax-related indemnification covered by these agreements were as follows:

	As of October 31,
	2018	2017
	In millions
Litigation matters and other contingencies
Receivable	$104	$150
Payable	$83	$91

Income tax-related indemnification(1)
Indemnification receivable - long-term(2)	$16	$1,430
Indemnification receivable - short-term	$17	$—
Indemnification payable - long-term	$9	$—
Indemnification payable - short-term	$26	$36

(1)	The actual amount that the Company may receive or pay could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.

(2)
Indemnification receivable - long-term in fiscal 2017 primarily included $1.3 billion from HP Inc. for certain tax liabilities that the Company is joint and severally liable for, but for which it is indemnified by HP Inc. under the Tax Matter Agreement, and which was partially settled during fiscal 2018.

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
The Company's aggregate product warranty liabilities and changes therein were as follows:

	Fiscal years ended October 31,
	2018	2017
	In millions
Balance at beginning of year	$475	$497
Accruals for warranties issued	265	292
Adjustments related to pre-existing warranties	(10)	(8)
Settlements made	(300)	(306)
Balance at end of year	$430	$475

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 20: Commitments
Lease Commitments
The Company leases certain real and personal property under non-cancelable operating leases. Certain leases require the Company to pay property taxes, insurance and routine maintenance, and include renewal options and escalation clauses. Rent expense on operating leases was approximately $289 million, $290 million and $307 million for fiscal 2018, 2017 and 2016, respectively.
Property under capital leases is comprised primarily of building, equipment and furniture. Capital lease assets included in Property, plant and equipment in the Consolidated Balance Sheets were $61 million and $75 million as of October 31, 2018 and 2017, respectively. Accumulated depreciation on the property under capital lease was $8 million and $16 million as of October 31, 2018 and 2017, respectively.
As of October 31, 2018, future minimum lease commitments on the Company's operating leases were as follows:

Fiscal Year	In millions
2019	$226
2020	207
2021	152
2022	131
2023	116
Thereafter	387
Less: Sublease rental income	(216)
Total	$1,003
Unconditional Purchase Obligations
At October 31, 2018, the Company had unconditional purchase obligations of approximately $0.6 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction, as well as settlements that the Company has reached with third parties, requiring it to pay determined amounts over a specified period of time. These unconditional purchase obligations are related principally to software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancelable without penalty.
As of October 31, 2018, future unconditional purchase obligations were as follows:

Fiscal Year	In millions
2019	$257
2020	196
2021	110
2022	16
2023	9
Thereafter	49
Total	$637

Note 21: Equity Method Investments
The Company includes investments which are accounted for using the equity method, under Investments in equity interests on the Company's Consolidated Balance Sheets. As of October 31, 2018 and October 31, 2017, the Company's Investments in equity interests were $2.4 billion and $2.5 billion, respectively, primarily related to a 49% equity interest in H3C.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Investment in H3C
In the periods presented, the Company recorded its interest in the net earnings of H3C along with an adjustment to eliminate unrealized profits on intra-entity sales, and the amortization of basis difference, within Earnings (loss) from equity interests in the Consolidated Statements of Earnings.
During fiscals 2018 and 2017, the Company received a cash dividend of $164 million and $98 million, respectively, from H3C. This amount was accounted for as a return on investment and reflected as a reduction in the carrying balance of the Company's Investments in equity interests in its Consolidated Balance Sheets.
The difference between the sale date carrying value of the Company's investment in H3C and its proportionate share of the net assets of H3C, created a basis difference of $2.5 billion, which was allocated as follows:

In millions
Equity method goodwill	$1,674
Intangible assets	749
In-process research and development	188
Deferred tax liabilities	(152)
Other	75
Basis difference	$2,534
The Company amortizes the basis difference over the estimated useful lives of the assets that gave rise to this difference. The weighted-average life of the H3C intangible assets is five years and is being amortized using the straight-line method. As of October 31, 2018 and 2017, the Company determined that no impairment of its equity method investments existed. The Company recorded earnings from equity interests of $38 million in fiscal 2018 and loss from equity interests of $23 million and $76 million in fiscals 2017 and 2016, respectively, in the Consolidated Statements of Earnings. For fiscal 2018, Earnings (loss) from equity interests consists of the Company's share of H3C's net income of $192 million, partially offset by basis difference amortization of $151 million and an adjustment related to elimination of profit on intra-entity sales and withholding taxes of $3 million. For fiscal 2017, Earnings (loss) from equity interests consists of basis difference amortization of $155 million, partially offset by the Company's share of H3C's net income of $127 million and an adjustment related to elimination of profit on intra-entity sales of $5 million. For fiscal 2016, Earnings (loss) from equity interests consists of basis difference amortization of $93 million and an adjustment related to elimination of profit on intra-entity sales of $15 million, partially offset by the Company's share of H3C's net income of $32 million. The earnings and losses from equity interests are reflected as an adjustment to the carrying amount of Investments in equity interests in the Consolidated Balance Sheets as of October 31, 2018 and 2017.
The Company also has commercial arrangements with H3C to buy and sell HPE branded servers, storage and networking products and HPE Pointnext services. During fiscals 2018, 2017 and 2016, HPE recorded approximately $1.3 billion, $1.2 billion and $0.5 billion of sales to H3C and $273 million, $331 million and $169 million of purchases from H3C, respectively. Net payables due to H3C as of October 31, 2018 and 2017 were approximately $43 million and $64 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month periods ended in fiscal 2018
	January 31	April 30	July 31	October 31
Net revenue	$7,674	$7,468	$7,764	$7,946
Cost of sales	5,491	5,196	5,384	5,489
Research and development	388	402	434	439
Selling, general and administrative	1,202	1,227	1,203	1,219
Amortization of intangible assets	78	72	72	72
Restructuring charges	3	9	2	5
Transformation costs	245	123	131	(74)
Impairment of goodwill	—	—	—	88
Acquisition and other related charges	30	16	24	12
Separation costs	(24)	26	(2)	12
Total costs and expenses	7,413	7,071	7,248	7,262
Earnings from continuing operations	261	397	516	684
Interest and other, net	(21)	(78)	(64)	(111)
Tax indemnification adjustments	(919)	(425)	2	(12)
Earnings (loss) from equity interests	22	(10)	11	15
(Loss) earnings from continuing operations before taxes	(657)	(116)	465	576
Benefit (provision) for taxes	2,139	966	(13)	(1,348)
Net earnings (loss) from continuing operations	1,482	850	452	(772)
Net (loss) earnings from discontinued operations	(46)	(72)	(1)	15
Net earnings (loss)	$1,436	$778	$451	$(757)

Net earnings (loss) per share:
Basic
Continuing operations	$0.93	$0.55	$0.30	$(0.53)
Discontinued operations	(0.03)	(0.05)	—	0.01
Total basic net earnings (loss) per share	$0.90	$0.50	$0.30	$(0.52)
Diluted
Continuing operations	$0.92	$0.54	$0.29	$(0.53)
Discontinued operations	(0.03)	(0.05)	—	0.01
Total diluted net earnings (loss) per share	$0.89	$0.49	$0.29	$(0.52)
Cash dividends declared per share	$0.1500	$0.1125	$0.1125	$0.1125
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,591	1,552	1,513	1,459
Diluted	1,619	1,582	1,531	1,459

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month periods ended in fiscal 2017
	January 31	April 30	July 31	October 31
Net revenue	$6,902	$6,808	$7,501	$7,660
Cost of sales	4,689	4,799	5,306	5,383
Research and development	356	376	390	364
Selling, general and administrative	1,204	1,229	1,285	1,288
Amortization of intangible assets	66	72	97	86
Restructuring charges	83	69	152	113
Transformation costs	—	—	31	328
Disaster charges	—	—	—	93
Acquisition and other related charges	44	50	56	53
Separation costs	11	30	5	202
Defined benefit plan settlement charges and remeasurement (benefit)(1)	(4)	(12)	(22)	(26)
Total costs and expenses	6,449	6,613	7,300	7,884
Earnings (loss) from continuing operations	453	195	201	(224)
Interest and other, net	(78)	(86)	(87)	(76)
Tax indemnification adjustments	(18)	7	10	(2)
(Loss) earnings from equity interests	(22)	(3)	1	1
Earnings (loss) from continuing operations before taxes	335	113	125	(301)
(Provision) benefit for taxes	(84)	(591)	160	679
Net earnings (loss) from continuing operations	251	(478)	285	378
Net earnings (loss) from discontinued operations	16	(134)	(120)	146
Net earnings (loss)	$267	$(612)	$165	$524

Net earnings (loss) per share:
Basic
Continuing operations	$0.15	$(0.29)	$0.17	$0.23
Discontinued operations	0.01	(0.08)	(0.07)	0.09
Total basic net earnings (loss) per share	$0.16	$(0.37)	$0.10	$0.32
Diluted
Continuing operations	$0.15	$(0.29)	$0.17	$0.23
Discontinued operations	0.01	(0.08)	(0.07)	0.09
Total diluted net earnings (loss) per share	$0.16	$(0.37)	$0.10	$0.32
Cash dividends declared per share	$0.130	$0.065	$0.065	$—
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,669	1,658	1,641	1,618
Diluted	1,700	1,658	1,667	1,647

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
The following information is included in Hewlett Packard Enterprise's Proxy Statement related to its 2019 Annual Meeting of Stockholders to be filed within 120 days after Hewlett Packard Enterprise's fiscal year end of October 31, 2018 (the "Proxy Statement") and is incorporated herein by reference:

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
2. Financial Statement Schedules:
All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.
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
Hewlett Packard Enterprise Company
Attn: Investor Relations
3000 Hanover Street
Palo Alto, CA 94304

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.8	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.9	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.10	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.11	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.12	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.13	First Amendment to the Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.14	First Amendment to the Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.15	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.16	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017
2.17	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017
2.18	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (Incorporated by reference to Exhibit 2.2 to DXC Technology Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2017.)	8-K	001-38033	2.2	April 6, 2017
2.19	Intellectual Property Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.20	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.21	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.22	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.23	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.24	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.2	September 1, 2017
2.25	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.3	September 1, 2017
2.26	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.4	September 1, 2017
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.2	March 20, 2017
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015
4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.10	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.10	October 13, 2015
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.11	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.13	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029	10-K	001-04423	4.13	December 17, 2015
4.14	Hewlett Packard Enterprise 401(k) Plan	S-8	333-207680	4.3	October 30, 2015
4.15	Term Loan Agreement, dated as of December 16, 2016, by and among Everett SpinCo, Inc., the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent	8-K	001-37483	10.1	December 22, 2016
4.16	Tenth Supplemental Indenture, dated as of September 20, 2017, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 2.100% notes due 2019	8-K	001-37483	4.1	September 20, 2017
4.17	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A.	S-3ASR	333-222102	4.5	December 15, 2017
4.18	Eleventh Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.500% notes due 2021.	8-K	001-37483	4.2	September 19, 2018
4.19	Twelfth Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2021.	8-K	001-37483	4.3	September 19, 2018
10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.3	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.4	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.5	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.6	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.7	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.8	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.9	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.10	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
10.11	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.12	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.13	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.14	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-207679	4.3	March 6, 2017
10.15	Nimble Storage, Inc. 2008 Equity Incentive Plan*	S-8	001-37483	4.3	April 18, 2017
10.16	Nimble Storage, Inc. 2013 Equity Incentive Plan	S-8	001-37483	4.4	April 18, 2017
10.17	SimpliVity Corporation 2009 Stock Plan*	S-8	001-37483	4.3	April 24, 2017
10.18	Silicon Graphics International Corp. 2014 Omnibus Incentive Plan, as amended*	10-Q	000-51333	10.1	January 29, 2016
10.19	Silicon Graphics International Corp. 2006 New Recruit Equity Incentive Plan, as amended and restated*	10-K	000-51333	10.48	February 28, 2007
10.20	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.21	Silicon Graphics International Corp. 2005 Non-Employee Directors’ Stock Option*	S-1	000-51333	10.10	February 4, 2005
10.22	Cloud Technology Partner, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	October, 31 2017
10.23	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	October 21, 2017
10.24	Plexxi Inc. 2011 Stock Plan	S-8	333-226181	4.3	July 16, 2018
10.25	Amended and Restated Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan	10-Q	001-37483	10.29	September, 4, 2018
10.26	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September, 4, 2018
10.27	Amendment to Hewlett Packard Enterprise Executive Deferred Compensation Plan‡*
10.28	Philip Davis Retention Incentive Agreement ‡*
10.29	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers‡*
12	Statement of Computation of Ratio of Earnings to Fixed Charges‡
21	Subsidiaries of Hewlett Packard Enterprise Company‡
23.1	Consent of Independent Registered Public Accounting Firm‡
24	Power of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

Date:	December 12, 2018	HEWLETT PACKARD ENTERPRISE COMPANY
		By:	/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tarek A. Robbiati, John F. Schultz and Rishi Varma, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title(s)	Date

/s/ ANTONIO F. NERI	President and Chief Executive Officer (Principal Executive Officer)	December 12, 2018
Antonio F. Neri
/s/ TAREK A. ROBBIATI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 12, 2018
Tarek A. Robbiati
/s/ JEFF T. RICCI	Senior Vice President and Controller (Principal Accounting Officer)	December 12, 2018
Jeff T. Ricci
/s/ PATRICIA F. RUSSO	Chairman	December 12, 2018
Patricia F. Russo
/s/ DANIEL L. AMMANN	Director	December 12, 2018
Daniel L. Ammann
/s/ MICHAEL J. ANGELAKIS	Director	December 12, 2018
Michael J. Angelakis
/s/ PAMELA L. CARTER	Director	December 12, 2018
Pamela L. Carter
/s/ ANN M. LIVERMORE	Director	December 12, 2018
Ann M. Livermore
/s/ RAYMOND J. LANE	Director	December 12, 2018
Raymond J. Lane
/s/ RAYMOND E. OZZIE	Director	December 12, 2018
Raymond E. Ozzie
/s/ GARY M. REINER	Director	December 12, 2018
Gary M. Reiner
/s/ LIP-BU TAN	Director	December 12, 2018
Lip-Bu Tan
/s/ MARY AGNES WILDEROTTER	Director	December 12, 2018
Mary Agnes Wilderotter
/s/ MARGARET C. WHITMAN	Director	December 12, 2018
Margaret C. Whitman