Form 10-Q
period 2019-01-31
Hewlett Packard Enterprise Co
filed 2019-03-05
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-37483
_______________________________________________________________________________
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
6280 America Center Drive, San Jose, California	95002
(Address of principal executive offices)	(Zip code)
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

The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of February 25, 2019 was 1,370,378,287 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended January 31, 2019

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, the impact of the U.S. Tax Cuts and Jobs Act of 2017, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, as well as the execution of transformation and restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former Parent; risks associated with Hewlett Packard Enterprise's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the costs and anticipated benefits of implementing the transformation and restructuring plans; the effects of the U.S. Tax Cuts and Jobs Act and related guidance and regulations that may be implemented; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed or referenced in "Risk Factors" in Item 1A of Part II of this Quarterly Report on Form 10-Q and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements and Supplementary Data.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended January 31,
	2019	2018
	In millions, except per share amounts
Net revenue:
Products	$4,791	$4,860
Services	2,650	2,703
Financing income	112	111
Total net revenue	7,553	7,674
Costs and expenses:
Cost of products	3,369	3,595
Cost of services	1,765	1,842
Financing interest	73	68
Research and development	466	389
Selling, general and administrative	1,211	1,218
Amortization of intangible assets	72	78
Restructuring charges	—	5
Transformation costs	78	245
Acquisition, disposition and other related charges	63	30
Separation costs	—	(24)
Total costs and expenses	7,097	7,446
Earnings from continuing operations	456	228
Interest and other, net	(51)	(21)
Tax indemnification adjustments	219	(919)
Non-service net periodic benefit credit	16	33
Earnings from equity interests	15	22
Earnings (loss) from continuing operations before taxes	655	(657)
(Provision) benefit for taxes	(478)	2,139
Net earnings from continuing operations	177	1,482
Net loss from discontinued operations	—	(46)
Net earnings	$177	$1,436
Net earnings (loss) per share:
Basic
Continuing operations	$0.13	$0.93
Discontinued operations	—	(0.03)
Total basic net earnings (loss) per share	$0.13	$0.90
Diluted
Continuing operations	$0.13	$0.92
Discontinued operations	—	(0.03)
Total diluted net earnings (loss) per share	$0.13	$0.89
Cash dividends declared per share	$0.1125	$0.1500
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,401	1,591
Diluted	1,412	1,619
The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,
	2019	2018
	In millions
Net earnings	$177	$1,436
Other comprehensive loss before taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized gains arising during the period	2	1
(Gains) losses reclassified into earnings	(3)	8
	(1)	9
Change in net unrealized losses on cash flow hedges:
Net unrealized gains (losses) arising during the period	34	(181)
Net (gains) losses reclassified into earnings	(133)	30
	(99)	(151)
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(55)	2
Amortization of actuarial loss and prior service benefit	52	47
Curtailments, settlements and other	5	—
	2	49
Change in cumulative translation adjustment	12	26
Other comprehensive loss before taxes	(86)	(67)
Benefit for taxes	10	7
Other comprehensive loss, net of taxes	(76)	(60)
Comprehensive income	$101	$1,376

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	As of
	January 31, 2019	October 31, 2018
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,781	$4,880
Accounts receivable, net of allowance for doubtful accounts(1)	3,183	3,263
Financing receivables	3,487	3,396
Inventory	2,300	2,447
Assets held for sale	14	6
Other current assets	2,667	3,280
Total current assets	15,432	17,272
Property, plant and equipment	6,141	6,138
Long-term financing receivables and other assets	9,438	11,359
Investments in equity interests	2,413	2,398
Goodwill	17,588	17,537
Intangible assets	746	789
Total assets	$51,758	$55,493
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,073	$2,005
Accounts payable	5,789	6,092
Employee compensation and benefits	1,142	1,412
Taxes on earnings	295	378
Deferred revenue	3,152	3,177
Accrued restructuring	239	294
Other accrued liabilities	3,769	3,840
Total current liabilities	16,459	17,198
Long-term debt	10,280	10,136
Other non-current liabilities	6,684	6,885
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued and outstanding at January 31, 2019)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,378 and 1,423 shares issued and outstanding at January 31, 2019 and October 31, 2018, respectively)	14	14
Additional paid-in capital	29,607	30,342
Accumulated deficit	(8,034)	(5,899)
Accumulated other comprehensive loss	(3,294)	(3,218)
Total HPE stockholders' equity	18,293	21,239
Non-controlling interests	42	35
Total stockholders' equity	18,335	21,274
Total liabilities and stockholders' equity	$51,758	$55,493

(1)	The allowance for doubtful accounts related to accounts receivable was $37 million and $39 million at January 31, 2019 and October 31, 2018, respectively.

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended January 31,
	2019	2018
	In millions
Cash flows from operating activities:
Net earnings	$177	$1,436
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	639	635
Stock-based compensation expense	75	103
Provision for inventory and doubtful accounts	42	41
Restructuring charges	33	174
Deferred taxes on earnings	370	(1,335)
Earnings from equity interests	(15)	(22)
Other, net	46	102
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	113	(34)
Financing receivables	(156)	(287)
Inventory	99	(146)
Accounts payable	(256)	(107)
Taxes on earnings	(107)	(1,009)
Restructuring	(110)	(226)
Other assets and liabilities	(568)	817
Net cash provided by operating activities	382	142
Cash flows from investing activities:
Investment in property, plant and equipment	(729)	(669)
Proceeds from sale of property, plant and equipment	157	115
Purchases of available-for-sale securities and other investments	(5)	(3)
Maturities and sales of available-for-sale securities and other investments	1	—
Financial collateral posted	(245)	(738)
Financial collateral returned	281	164
Payments made in connection with business acquisitions, net of cash acquired	(76)	—
Net cash used in investing activities	(616)	(1,131)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	(12)	(3)
Proceeds from debt, net of issuance costs	389	270
Payment of debt	(334)	(253)
Net proceeds related to stock-based award activities	(17)	17
Repurchase of common stock	(814)	(742)
Net transfer of cash and cash equivalents to Everett	—	(28)
Net transfer of cash and cash equivalents to Seattle	—	(70)
Cash dividends paid	(157)	(120)
Net cash used in financing activities	(945)	(929)
Decrease in cash, cash equivalents and restricted cash	(1,179)	(1,918)
Cash, cash equivalents and restricted cash at beginning of period	5,084	9,592
Cash, cash equivalents and restricted cash at end of period	$3,905	$7,674

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Overview and Summary of Significant Accounting Policies
Background
Hewlett Packard Enterprise Company ("Hewlett Packard Enterprise", "HPE", or the "Company") is a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze and act upon data seamlessly from edge to cloud. Hewlett Packard Enterprise enables customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Hewlett Packard Enterprise's customers range from small- and medium-sized businesses ("SMBs") to large global enterprises.
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
The historical financial results of Everett and Seattle are reported as Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings. For the three months ended January 31, 2018, this amount totaled $46 million, which primarily consisted of separation costs.
Acquisition
On December 13, 2018, the Company completed the acquisition of BlueData, a Santa Clara, California-based provider of Artificial Intelligence ("AI")/Machine Learning and Big Data Analytics infrastructure software. BlueData's results of operations have been included within the Hybrid IT segment.
Basis of Presentation
These Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of January 31, 2019 and October 31, 2018, its results of operations and its cash flows for the three months ended January 31, 2019 and 2018.
The results of operations and cash flows for the three months ended January 31, 2019 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2018, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.
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
See Note 2, "Segment Information", for a discussion of the Company's segment realignment.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.
Revenue Recognition
General
As a result of adopting the new revenue recognition standard ("ASC 606"), the Company now accounts for a contract with a customer when both parties have provided written approval and are committed to perform, each party’s rights including payment terms are identified, the contract has commercial substance, and collection of consideration is probable.
The Company enters into contracts with customers that may include combinations of products and services, resulting in arrangements containing multiple performance obligations for hardware and software products and/or various services. The Company determines whether each product or service is distinct in order to identify the performance obligations in the contract and allocate the contract transaction price among the distinct performance obligations. Arrangements are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether the commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. The Company classifies its hardware, perpetual software licenses, and software-as-a-service ("SaaS") as distinct performance obligations. Term software licenses represent multiple obligations, which include software licenses and software maintenance. In transactions where the Company delivers hardware or software, it is typically the principal and records revenue and costs of goods sold on a gross basis.
Revenue is recognized when, or as, control of promised products or services is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products or services. Variable consideration offered in contracts with customers, partners and distributors may include rebates, volume-based discounts, cooperative marketing, price protection, and other incentive programs. Variable consideration is estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.
Transfer of control occurs once the customer has the contractual right to use the product, generally upon shipment or once delivery and risk of loss has transferred to the customer. Transfer of control can also occur over time for maintenance and services as the customer receives the benefit over the contract term. The Company's hardware and perpetual software licenses are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses include multiple performance obligations where the term licenses are recognized upfront upon transfer of control, with the associated software maintenance revenue recognized ratably over the contract term as services and software updates are provided. SaaS arrangements have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services. On its product sales, the Company records consideration from shipping and handling on a gross basis within net product sales. Revenue is recorded net of any associated sales taxes.
Significant Judgments
The Company allocates the transaction price for the contract among the performance obligations on a relative standalone selling price basis. The standalone selling price ("SSP") is the price at which an entity would sell a promised product or service separately to a customer. The Company establishes SSP for most of its products and services based on the observable price of the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

products or services when sold separately in similar circumstances to similar customers. When the SSP is not directly observable, the Company estimates SSP based on management judgment by considering available data such as internal margin objectives, pricing strategies, market/competitive conditions, historical profitability data, as well as other observable inputs. The Company establishes SSP ranges for its products and services and reassesses them periodically.
Judgment is applied in determining the transaction price as the Company may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration may include various rebates, volume-based discounts, cooperative marketing, price protection, and other incentive programs that are offered to customers, partners and distributors. When determining the amount of revenue to recognize, the Company estimates the expected usage of these programs, applying the expected value or most likely estimate and updates the estimate at each reporting period as actual utilization becomes available. The Company also considers the customers' right of return in determining the transaction price, where applicable.
Contract Balances
Accounts receivable and contract assets
A receivable is a right to consideration in exchange for products or services the Company has transferred to a customer that is unconditional. A contract asset is a right to consideration in exchange for products or services transferred to a customer that is conditional on something other than the passage of time. A receivable is recorded when the right to consideration becomes unconditional.
The Company’s contract assets primarily consist of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables generally relate to services contracts where a service has been performed, control has transferred, but invoicing to the customer is subject to future milestone billings or other contractual payment schedules. The Company classifies unbilled receivables as Accounts receivable.
Contract liabilities
A contract liability is an obligation to transfer products or services to a customer for which the entity has received consideration, or the amount is due, from the customer. The Company’s contract liabilities primarily consist of deferred revenue. Deferred revenue is recorded when amounts invoiced to customers are in excess of revenue that can be recognized because performance obligations have not been satisfied and control of the promised products or services has not transferred to the customer. Deferred revenue largely represents amounts invoiced in advance for product (hardware/software) support contracts, consulting projects and product sales where revenue cannot be recognized yet.
Costs to obtain a contract with a customer
The Company capitalizes the incremental costs of obtaining a contract with a customer, primarily sales commissions, if the Company expects to recover those costs. The Company has elected, as a practical expedient, to expense the costs of obtaining a contract as incurred for contracts with terms of one year or less. The typical amortization periods used range from three to six years. The Company periodically reviews the capitalized sales commission costs for possible impairment losses. Capitalized sales commission costs are included in Other current assets and Long-term financing receivables and other assets, and the related amortization expense is included in Selling, general and administrative expense.
Recent Tax Legislation
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act included significant changes to the U.S. corporate income tax structure, including a federal corporate rate reduction from 35% to 21% effective January 1, 2018, limitations on the deductibility of interest expense and executive compensation, creation of new minimum taxes such as the Base Erosion Anti-abuse Tax (“BEAT”) and the Global Intangible Low Taxed Income (“GILTI”) tax and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which resulted in a one-time U.S. tax liability on those earnings which had not previously been repatriated to the U.S. (the “Transition Tax”).
In December 2017, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date, which for the Company ended in the first quarter of fiscal 2019. In accordance with SAB 118, the accounting for the tax effects of the Tax Act was completed based on currently available legislative updates relating to the Tax Act. The Company has elected to treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred. For further details, see Note 6, "Taxes on Earnings".

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Recently Adopted Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for retirement benefits. The amendments require the presentation of the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs, unless eligible for capitalization. The other components of net periodic benefit costs will be presented separately from the service cost as non-operating costs. Effective at the beginning of the first quarter of fiscal 2019, in connection with the adoption of the accounting standards update for retirement benefits, the Company reflected these changes retrospectively by transferring its non-service net periodic benefit credit from operating expense to Other (income) and expense in its Condensed Consolidated Statements of Earnings. For the period ended January 31, 2018, $14 million, $1 million, $16 million, and $2 million were reclassified from cost of products and services, research and development, selling, general and administrative expense, and restructuring charges and transformation costs, respectively, into non-service net periodic benefit credit within Other (income) and expense. Refer to Note 5, “Retirement and Post-Retirement Benefit Plans” for additional information.
In November 2016, the FASB amended the existing accounting standards for the classification and presentation of restricted cash in the statement of cash flows. The Company adopted the guidance in the first quarter of fiscal 2019, beginning November 1, 2018, using the retrospective method. As a result of adopting this accounting standards update, for the three months ended January 31, 2018, the Company included $12 million of restricted cash movement during the period, which was previously reported within cash used in investing activities, and is now reported within Decrease in cash, cash equivalents and restricted cash in the Company's Condensed Consolidated Statements of Cash flows.
In October 2016, the FASB amended the existing accounting standards for income taxes. The amendments require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Prior to the amendments, current and deferred income taxes for intra-entity asset transfers were not recognized until the asset was sold to an outside party or amortized over time. The Company adopted the guidance in the first quarter of fiscal 2019, beginning November 1, 2018, using the modified retrospective method. The Company recognized $2.3 billion of income taxes as an adjustment to retained earnings in the first quarter of fiscal 2019, which was previously reported as prepaid income taxes and deferred tax assets within Corporate and unallocated assets in the Company's allocation of segment assets.
In August 2016, the FASB amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company adopted the guidance in the first quarter of fiscal 2019, beginning November 1, 2018, using the retrospective method. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The application of this accounting standards update did not have an impact on the Condensed Consolidated Statements of Cash Flows.
In January 2016, the FASB issued guidance that requires equity investments with readily determinable fair values (other than those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value and recognize any changes in fair value in net income. For equity investments without readily determinable fair values, the Company has elected to apply the measurement alternative, under which investments are measured at cost, less impairment, and adjusted for qualifying observable price changes on a prospective basis. The Company adopted the guidance effective November 1, 2018, and there was no impact on the Condensed Consolidated Financial Statements upon adoption.
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The Company adopted the new revenue standard in the first quarter of fiscal 2019 using the modified retrospective method of transition applied to contracts that were not completed as of November 1, 2018. Results and related disclosures for the reporting periods beginning after November 1, 2018 are presented under the new revenue standard, while comparative prior period results and related disclosures are not adjusted and continue to be reported in accordance with the historic accounting standards. Refer to the Revenue Recognition section above for accounting policy updates upon the adoption of the new revenue standard, and Note 7, "Balance Sheet Details" for further discussion on the impact of adoption. For disaggregation of revenue, see Note 2, "Segment Information".
The following table summarizes the effects of adopting the new revenue standard at November 1, 2018 on the Condensed Consolidated Balance Sheets as an adjustment to the opening balance:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Historical Accounting Method	Effect of Adoption	As Adjusted
	In millions
Assets
Accounts receivable	$3,263	$38	$3,301
Inventory	2,447	(14)	2,433
Other current assets	3,280	50	3,330
Long-term financing receivables and other assets	11,359	44	11,403
Subtotal assets	$20,349	$118	$20,467
Liabilities
Taxes on earnings	$378	$10	$388
Deferred revenue	3,177	(36)	3,141
Other accrued liabilities	3,840	31	3,871
Other non-current liabilities	6,885	(30)	6,855
Subtotal liabilities	$14,280	$(25)	$14,255
Stockholders' equity
Accumulated deficit	$(5,899)	$143	$(5,756)
Subtotal stockholders' equity	$(5,899)	$143	$(5,756)
Subtotal liabilities and stockholders' equity	$8,381	$118	$8,499
The application of ASC 606 increased the Company's total revenue by $8 million in the first quarter of fiscal 2019. The application of ASC 606 did not have a material impact to the Company's cost of sales or operating expenses in the first quarter of fiscal 2019. As of January 31, 2019, the balance sheet changes attributable to the impact of ASC 606 were immaterial.
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
In August 2018, the FASB issued guidance which changes the disclosure requirements for fair value measurements and defined benefit plans. The Company is required to adopt the guidance in the first quarter of fiscal 2021. Early adoption is permitted. As the guidance represents a change to disclosure only, the Company does not expect the guidance to have a material impact on its Condensed Consolidated Financial Statements.
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
The FASB issued guidance in February 2016, with amendments in 2018, which changes the accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use ("ROU") asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For finance leases, lease expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, lease expense will generally be recognized on a straight-line basis over the lease term. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company plans to adopt the guidance in the first quarter of fiscal 2020, beginning November 1, 2019, using the transition method whereby prior comparative periods will not be retrospectively presented in the Consolidated Financial Statements. The Company is currently evaluating the impact of these amendments and other available practical expedients on its Condensed Consolidated Financial Statements.
There have been no other significant changes to the Company's accounting policies or recently adopted or enacted accounting pronouncements disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
Note 2: Segment Information
Hewlett Packard Enterprise's operations are organized into four segments for financial reporting purposes: Hybrid IT, Intelligent Edge, Financial Services ("FS"), and Corporate Investments. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), who is the Chief Executive Officer ("CEO"), uses to evaluate, view and run its business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results.
A summary description of each segment follows.
Hybrid IT provides a broad portfolio of services-led and software-enabled infrastructure and solutions including secure, software-defined servers, storage and HPE Pointnext services, thereby combining HPE's hardware, software and services capabilities to make Hybrid IT simple for its customers. Described below are the business unit capabilities within Hybrid IT.

•	Hybrid IT Product includes Compute and Storage.

◦
Compute. To address the full array of the customers' computing needs, HPE's compute portfolio offers both Industry Standard Servers ("ISS"), which are general purpose servers for multi-workload computing, as well as Mission-Critical Servers ("MCS"), which are servers optimized for particular workloads. HPE's general purpose servers include HPE ProLiant, secure and versatile rack and tower servers; HPE BladeSystem, a modular infrastructure that converges server, storage and networking; and HPE Synergy, a composable infrastructure for traditional and cloud-native applications. The Company's workload optimized server portfolio includes HPE Apollo for high performance computing and artificial intelligence, HPE Cloudline for cloud data centers, HPE Edgeline for computing at the network edge, HPE Integrity for mission-critical applications, and HPE SimpliVity, a hyperconverged infrastructure for virtualized workloads.

◦
Storage. With storage offerings that are AI-driven and built for cloud environments, HPE provides the right workload optimized destinations for data. Powered by HPE InfoSight advanced analytics and machine learning and HPE Cloud Volumes data mobility, HPE delivers intelligent storage for hybrid cloud environments so that customers can unlock data's full potential and derive business insights. Key solutions include HPE 3PAR Storage and HPE Nimble Storage all-flash arrays for mission critical workloads and general purpose workloads, respectively, and big data solutions running on HPE Apollo Servers. Storage also provides comprehensive data protection with HPE StoreOnce and HPE Recovery Manager Central, solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE MSA and HPE XP.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

•
HPE Pointnext creates preferred IT experiences that power the digital business. The HPE Pointnext team and the Company's extensive partner network provide value across the IT life cycle delivering advice, transformation projects, professional services, support services and operational services for Hybrid IT. HPE Pointnext is also a provider of on-premises flexible consumption models, such as HPE GreenLake, that enable IT agility, simplify operations and align cost to business value. HPE Pointnext offerings includes Operational Services, and Advisory and Professional Services.

The Intelligent Edge business is comprised of enterprise networking and security solutions for businesses of any size, offering secure connectivity for campus and branch environments, operating under the Aruba brand. The primary business drivers for Intelligent Edge solutions are mobility and the Internet of Things ("IoT").

•
HPE Aruba Product includes wired and wireless local area network hardware products such as Wi-Fi access points, switches, routers, sensors, and software products that include network management, network access control, analytics and assurance, and location services software.

•	HPE Aruba Services offers professional and support services for the Intelligent Edge portfolio of products.
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
Corporate Investments includes Hewlett Packard Labs, Communications and Media Solutions ("CMS"), and certain business incubation projects.
Segment Policy
There have been no significant changes to the Company's segment accounting policies disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2018, except as described in the 'Segment Realignment' section below.
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, amortization of intangible assets, restructuring charges, transformation costs, acquisition, disposition and other related charges, and separation costs.
Segment Realignment
Effective at the beginning of the first quarter of fiscal 2019, the Company implemented organizational changes to align its segment financial reporting more closely with its current business structure. These organizational changes primarily include: (i) the transfer of the data center networking ("DC Networking") business, which was previously reported within the Hybrid IT Product business unit in the Hybrid IT segment, to the HPE Aruba Product and HPE Aruba Services business units within the Intelligent Edge segment; (ii) the transfer of the edge compute business, which was previously reported within the HPE Aruba Product business unit in the Intelligent Edge segment, to the Hybrid IT Product business unit within the Hybrid IT segment; and (iii) the transfer of the CMS business, which was previously reported within the HPE Pointnext business unit in the Hybrid IT segment, to the Corporate Investments segment.
The Company reflected these changes to its segment information retrospectively to the earliest period presented, which primarily resulted in the transfer of net revenue and operating profit for each of the businesses as described above.

These changes had no impact on Hewlett Packard Enterprise's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share ("EPS").

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Segment Operating Results

	Hybrid IT	Intelligent Edge	Financial Services	Corporate Investments	Total
	In millions
Three months ended January 31, 2019
Net revenue	$5,832	$687	$916	$118	$7,553
Intersegment net revenue and other	138	(1)	3	—	140
Total segment net revenue	$5,970	$686	$919	$118	$7,693
Segment earnings (loss) from operations	$675	$9	$77	$(28)	$733
Three months ended January 31, 2018
Net revenue	$6,000	$652	$886	$136	$7,674
Intersegment net revenue and other	158	4	2	—	164
Total segment net revenue	$6,158	$656	$888	$136	$7,838
Segment earnings (loss) from operations	$572	$34	$71	$(26)	$651
The reconciliation of segment operating results to Hewlett Packard Enterprise condensed consolidated results was as follows:

	Three Months Ended January 31,
	2019	2018
	In millions
Net Revenue:
Total segments	$7,693	$7,838
Eliminations of intersegment net revenue and other	(140)	(164)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$7,553	$7,674
Earnings before taxes:
Total segment earnings from operations	$733	$651
Unallocated corporate costs and eliminations	(50)	(59)
Unallocated stock-based compensation expense	(14)	(30)
Amortization of intangible assets	(72)	(78)
Restructuring charges	—	(5)
Transformation costs	(78)	(245)
Acquisition, disposition and other related charges	(63)	(30)
Separation costs	—	24
Interest and other, net	(51)	(21)
Tax indemnification adjustments	219	(919)
Non-service net periodic benefit credit	16	33
Earnings from equity interests	15	22
Total Hewlett Packard Enterprise condensed consolidated earnings (loss) from continuing operations before taxes	$655	$(657)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Net revenue by segment and business unit was as follows:

	Three Months Ended January 31,
	2019	2018
	In millions
Hybrid IT
Hybrid IT Product
Compute	$3,402	$3,518
Storage	975	948
Total Hybrid IT Product	4,377	4,466
HPE Pointnext	1,593	1,692
Total Hybrid IT	5,970	6,158
Intelligent Edge
HPE Aruba Product	597	582
HPE Aruba Services	89	74
Total Intelligent Edge	686	656
Financial Services	919	888
Corporate Investments	118	136
Total segment net revenue	7,693	7,838
Eliminations of intersegment net revenue and other	(140)	(164)
Total Hewlett Packard Enterprise condensed consolidated net revenue(1)	$7,553	$7,674

(1)	Revenue from leasing arrangements within FS and Eliminations of intersegment net revenue and other are not subject to the new revenue standard.

The Company’s net revenue by geographic regions was as follows:

	Three Months Ended January 31,
	2019	2018
	In millions
Americas	$3,005	$3,002
Europe, Middle East and Africa	2,910	2,837
Asia Pacific and Japan	1,638	1,835
Total Hewlett Packard Enterprise condensed consolidated net revenue(1)	$7,553	$7,674

(1)	Revenue from leasing arrangements within FS and Eliminations of intersegment net revenue and other are not subject to the new revenue standard.
Note 3: Restructuring
Summary of Restructuring Plans
On September 14, 2015, former Parent's Board of Directors approved a restructuring plan (the "2015 Plan") in connection with the Separation. On May 23, 2012, former Parent adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of October 31, 2018, the 2015 and 2012 Plans were complete.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restructuring Activity
In connection with the 2015 and 2012 Plans, restructuring charges of $5 million were recorded by the Company for the three months ended January 31, 2018, based on restructuring activities impacting the Company's employees and infrastructure. For details on restructuring charges related to HPE Next, see Note 4, "HPE Next".
Restructuring activities related to the Company's employees and infrastructure for the 2015 and 2012 Plans are presented in the table below:

	2015 Plan		2012 Plan
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Total
	In millions
Liability as of October 31, 2018	$62	$10	$11	$1	$84
Cash payments	(9)	(1)	(2)	—	(12)
Liability as of January 31, 2019	$53	$9	$9	$1	$72
Total costs incurred to date, as of January 31, 2019	$751	$78	$1,268	$145	$2,242
Total costs expected to be incurred, as of January 31, 2019	$751	$78	$1,268	$145	$2,242
The current restructuring liabilities related to the plans in the table above, reported in Accrued restructuring in the Condensed Consolidated Balance Sheets at January 31, 2019 and October 31, 2018, were $46 million and $53 million, respectively. The non-current restructuring liabilities related to the plans in the table above, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets at January 31, 2019 and October 31, 2018, were $26 million and $31 million, respectively.
Note 4: HPE Next
Transformation Costs
The HPE Next initiative is expected to be implemented through fiscal 2020, during which time the Company expects to incur expenses for workforce reductions, to upgrade and simplify its IT infrastructure, and for other non-labor actions. These costs will be partially offset by proceeds received from real estate sales.
In association with the HPE Next initiative, during the three months ended January 31, 2019, the Company incurred $83 million of net charges, of which $78 million were recorded within Transformation costs, and $5 million were recorded within Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings. During the three months ended January 31, 2018, the Company incurred $245 million of net charges, which were recorded within Transformation costs.

	Three months ended January 31,
	2019	2018
	In millions
Program management(1)	$11	$24
IT costs	27	33
Restructuring charges(2)	33	171
Gain on real estate sales	—	(1)
Other(3)	12	18
Total	$83	$245

(1)	Primarily consists of consulting fees and other direct costs attributable to the design and implementation of the HPE Next initiative.

(2)	For the three months ended January 31, 2019, $5 million of these costs were recorded in Non-service net periodic benefit credit in the Condensed Consolidated Statement of Earnings.

(3)	Primarily consists of site relocation costs in connection with the HPE Next initiative.

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

	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2018	$291	$33
Charges	28	5
Cash payments	(91)	(7)
Non-cash items	(4)	(2)
Liability as of January 31, 2019	$224	$29
Total costs incurred to date, as of January 31, 2019	$794	$66
Total costs expected to be incurred, as of January 31, 2019	$1,200	$180
As of January 31, 2019 and October 31, 2018, the current restructuring liability related to the HPE Next Plan, reported in Accrued restructuring in the Condensed Consolidated Balance Sheets, was $193 million and $241 million, respectively. The non-current restructuring liability related to the HPE Next Plan, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of January 31, 2019 and October 31, 2018 was $60 million and $83 million, respectively.
Note 5: Retirement and Post-Retirement Benefit Plans
The Company's net pension benefit cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings for the three months ended January 31, 2019 and 2018, was as follows:

	Three months ended January 31,
	2019	2018
	In millions
Service cost	$21	$26
Interest cost(1)	55	55
Expected return on plan assets(1)	(130)	(139)
Amortization and deferrals(1):
Actuarial loss	57	52
Prior service benefit	(4)	(4)
Net periodic benefit (credit) cost(1)	(1)	(10)
Settlement loss(1)	5	—
Special termination benefits(1)	—	2
Net benefit cost (credit) cost	$4	$(8)

(1)	These non-service components of net periodic benefit cost were included in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings.
Net benefit cost for the Company's post-retirement benefit plans was not material for the three months ended January 31, 2019 and 2018.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6: Taxes on Earnings
Provision for Taxes
The Company's effective tax rate was 73.0% and 325.6% for the three months ended January 31, 2019 and 2018, respectively. The effective tax rates for the three months ended January 31, 2019 and 2018 were significantly impacted by the Tax Act in their respective periods. The effective tax rate for the three months ended January 31, 2018 also included the settlement of certain pre-Separation tax liabilities of HP Inc.
For the three months ended January 31, 2019, the Company recorded $428 million of net income tax charges related to various items discrete to the period. The amounts primarily included $375 million of income tax charges related to changes in U.S. federal and state valuation allowances as a result of impacts of the Tax Act, $37 million of income tax charges related to future withholding tax costs on distributions of earnings, and $34 million of income tax charges related to the change in pre-Separation tax liabilities for which the Company shares joint and several liability with HP Inc. and for which the Company is partially indemnified by HP Inc. under the Tax Matters Agreement, partially offset by $30 million of income tax benefits on restructuring charges and acquisition, disposition and other related charges.
For the three months ended January 31, 2018, the Company recorded $2.2 billion of net income tax benefits related to various items discrete to the period. The amounts primarily included $920 million of income tax benefits for the effects of the settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities, $806 million of net income tax benefits for impacts related to the Tax Act, $203 million of income tax benefits related to the liquidation of an insolvent non-U.S. subsidiary, $244 million of income tax benefits from foreign tax credits and from the release of certain non-U.S. valuation allowances on deferred tax assets and liabilities established in connection with the Everett Transaction following changes in foreign tax laws, $44 million of income tax benefits on restructuring charges, separation costs and acquisition, disposition and other related charges, and $14 million of income tax benefits for net excess tax benefits related to stock-based compensation.
Recent Tax Legislation
The Tax Act required the Company to incur a one-time Transition Tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets and 8% on the remaining income. The GILTI and BEAT provisions of the Tax Act became effective for the Company beginning November 1, 2018.
The Company has an October 31 fiscal year end; therefore, the lower corporate tax rate enacted by the Tax Act was phased in, resulting in a U.S. statutory federal rate of 23.3% for the fiscal year ending October 31, 2018 and 21% for the current and subsequent fiscal years.
The Company completed its accounting for the tax effects of the Tax Act based on currently available legislative and regulatory updates in the first quarter of fiscal 2019, resulting in an additional tax charge of $426 million. This amount includes $438 million of income tax charges relating to additional valuation allowances against certain U.S. federal deferred tax assets, $56 million of income tax benefits resulting from the release of valuation allowances against certain U.S. state deferred tax assets, an additional $7 million of Transition Tax and $37 million of income tax charges related to future withholding tax costs on distributions of earnings. No cash payment is anticipated due to the availability of sufficient tax credits to offset the Transition Tax. The Company has elected to treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred.
Uncertain Tax Positions
As of January 31, 2019 and October 31, 2018, the amount of unrecognized tax benefits was $8.9 billion and $8.8 billion, respectively, of which up to $1.1 billion would affect the Company's effective tax rate if realized as of their respective periods. The Company is joint and severally liable for certain pre-Separation tax liabilities of HP Inc. HP Inc. is subject to numerous ongoing audits by federal, state and foreign tax authorities.
The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in (Provision) benefit for taxes in the Condensed Consolidated Statements of Earnings. As of January 31, 2019 and October 31, 2018, the Company has recorded $167 million and $142 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. The Company does not expect complete resolution of any audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing, joint and several tax liabilities and other matters. Accordingly, the Company believes it is reasonably

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

possible that its existing unrecognized tax benefits may be reduced by an amount up to $6.4 billion within the next 12 months, which will not materially affect the Company’s effective tax rate.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2019	October 31, 2018
	In millions
Deferred tax assets - long-term	$2,210	$2,403
Deferred tax liabilities - long-term	(300)	(228)
Deferred tax assets net of deferred tax liabilities	$1,910	$2,175
Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement with HP Inc. In connection with the Everett and Seattle Transactions, the Company entered into a DXC Tax Matters Agreement with DXC and a Micro Focus Tax Matters Agreement with Micro Focus, respectively. For more details, see the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
Note 7: Balance Sheet Details
Balance sheet details were as follows:
Cash and cash equivalents

	As of
	January 31, 2019	October 31, 2018
	In millions
Cash and cash equivalents	$3,781	$4,880
Restricted cash(1)	124	204
Cash, cash equivalents and restricted cash(2)	$3,905	$5,084

(1) Restricted cash was included in Other current assets in the Condensed Consolidated Balance Sheets.
(2) The beginning and ending balances of cash, cash equivalents and restricted cash were disclosed in the Condensed Consolidated Statements of Cash Flows.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Inventory

	As of
	January 31, 2019	October 31, 2018
	In millions
Finished goods	$1,283	$1,274
Purchased parts and fabricated assemblies	1,017	1,173
Total	$2,300	$2,447
For the three months ended January 31, 2019, the decrease in inventory was due primarily to slower inventory replenishment as a result of improved market supply availability for key commodities.
Property, Plant and Equipment

	As of
	January 31, 2019	October 31, 2018
	In millions
Land	$294	$294
Buildings and leasehold improvements	2,135	2,103
Machinery and equipment, including equipment held for lease	9,368	9,419
	11,797	11,816
Accumulated depreciation	(5,656)	(5,678)
Total	$6,141	$6,138
Notes Payable and Short-Term Borrowings

	As of
	January 31, 2019	October 31, 2018
	In millions
Current portion of long-term debt	$1,196	$1,196
FS commercial paper	459	392
Notes payable to banks, lines of credit and other(1)	418	417
Total	$2,073	$2,005

(1)
As of January 31, 2019 and October 31, 2018, notes payable to banks, lines of credit and other includes $359 million and $361 million, respectively, of borrowing and funding-related activity associated with FS and its subsidiaries.

Warranties
The Company's aggregate product warranty liability as of January 31, 2019, and changes during the three months then ended were as follows:

Three Months Ended January 31, 2019
In millions
Balance at beginning of period	$430
Accruals for warranties issued	59
Adjustments related to pre-existing warranties	(3)
Settlements made	(74)
Balance at end of period	$412
Contract balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	January 31, 2019	October 31, 2018
	In millions
Accounts receivable, net
Accounts receivable	$3,023	$3,117
Unbilled receivables	197	185
Allowance for doubtful accounts	(37)	(39)
Total	$3,183	$3,263

Contract Liabilities
Contract liabilities consist of deferred revenue. The aggregate balances of current and non-current deferred revenue were $5.8 billion as of January 31, 2019 and October 31, 2018, which included $91 million and $82 million of deferred revenue related to FS, respectively. Of the deferred revenue balance as of October 31, 2018, approximately $1.7 billion was recognized as revenue during the three months ended January 31, 2019.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency.
Remaining performance obligations consist of deferred revenue. As of January 31, 2019, the aggregate amount of remaining performance obligations was $5.8 billion. The Company expects to recognize approximately 46% of this amount as revenue over the remaining fiscal year.
Costs to Obtain a Contract
As of January 31, 2019, the current and non-current portions of the capitalized costs to obtain a contract were $41 million and $63 million, which were included in Other current assets and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheet. During the three months ended January 31, 2019, the Company amortized $10 million of the capitalized costs to obtain a contract.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8: Financing Receivables and Operating Leases
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	January 31, 2019	October 31, 2018
	In millions
Minimum lease payments receivable	$8,868	$8,691
Unguaranteed residual value	309	297
Unearned income	(766)	(732)
Financing receivables, gross	8,411	8,256
Allowance for doubtful accounts	(127)	(120)
Financing receivables, net	8,284	8,136
Less: current portion(1)	(3,487)	(3,396)
Amounts due after one year, net(1)	$4,797	$4,740

(1)
The Company includes the current portion in Financing receivables, and amounts due after one year, net in Long-term financing receivables and other assets, in the accompanying Condensed Consolidated Balance Sheets.

Sale of Financing Receivables
During the three months ended January 31, 2019 and 2018, the Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the three months ended January 31, 2019 and 2018, the Company sold $48 million and $51 million, respectively, of financing receivables. The gains recognized on the sales of financing receivables were not material for both periods.
Credit Quality Indicators
The credit risk profile of gross financing receivables, based upon internal risk ratings, was as follows:

	As of
	January 31, 2019	October 31, 2018
	In millions
Risk Rating:
Low	$4,268	$4,238
Moderate	3,920	3,805
High	223	213
Total	$8,411	$8,256
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Allowance for Doubtful Accounts
The allowance for doubtful accounts for financing receivables as of January 31, 2019 and October 31, 2018 and the respective changes during the three and twelve months then ended were as follows:

	As of
	January 31, 2019	October 31, 2018
	In millions
Balance at beginning of period	$120	$86
Provision for doubtful accounts	8	49
Write-offs	(1)	(15)
Balance at end of period	$127	$120
The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	January 31, 2019	October 31, 2018
	In millions
Gross financing receivables collectively evaluated for loss	$8,026	$7,917
Gross financing receivables individually evaluated for loss	385	339
Total	$8,411	$8,256
Allowance for financing receivables collectively evaluated for loss	$81	$78
Allowance for financing receivables individually evaluated for loss	46	42
Total	$127	$120
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	January 31, 2019	October 31, 2018
	In millions
Billed:(1)
Current 1-30 days	$300	$275
Past due 31-60 days	45	42
Past due 61-90 days	25	13
Past due > 90 days	87	74
Unbilled sales-type and direct-financing lease receivables	7,954	7,852
Total gross financing receivables	$8,411	$8,256
Gross financing receivables on non-accrual status(2)	$261	$226
Gross financing receivables 90 days past due and still accruing interest(2)	$124	$113

(1)	Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Operating Leases
Operating lease assets included in Property, plant and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2019	October 31, 2018
	In millions
Equipment leased to customers	$7,167	$7,290
Accumulated depreciation	(3,000)	(3,078)
Total	$4,167	$4,212
Note 9: Goodwill
Goodwill allocated to the Company's reportable segments as of January 31, 2019 and the change in the respective carrying amounts during the three months then ended were as follows:

	Hybrid IT	Intelligent Edge	Financial Services	Total
	In millions
Balance at October 31, 2018(1) (2)	$15,479	$1,914	$144	$17,537
Goodwill acquired during the period(3)	49	—	—	49
Goodwill adjustments	2	—	—	2
Balance at January 31, 2019(2)	$15,530	$1,914	$144	$17,588

(1)
As a result of the organizational realignments effective during the first quarter of fiscal 2019, which are described in detail in Note 2, "Segment Information", goodwill was reclassified to the respective segments as of the beginning of the period using a relative fair value approach.

(2)
Goodwill is net of accumulated impairment loss of $88 million related to the Corporate Investments segment which was recorded during the fourth quarter of fiscal 2018. There is no remaining goodwill in the Corporate Investments segment.

(3)	Goodwill acquired in connection with the acquisition of BlueData.
Goodwill is tested for impairment at the reporting unit level. As of January 31, 2019, the Company's reporting units containing goodwill are consistent with the reportable segments identified in Note 2, "Segment Information". The Company will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.
Note 10: Fair Value
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2019				As of October 31, 2018
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$521	$—	$521	$—	$781	$—	$781
Money market funds	1,722	—	—	1,722	2,340	—	—	2,340
Foreign bonds	7	124	—	131	7	124	—	131
Other debt securities	—	—	24	24	—	—	25	25
Derivative Instruments:
Foreign exchange contracts	—	274	—	274	—	496	—	496
Other derivatives	—	5	—	5	—	—	—	—
Total assets	$1,729	$924	$24	$2,677	$2,347	$1,401	$25	$3,773
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$195	$—	$195	$—	$353	$—	$353
Foreign exchange contracts	—	206	—	206	—	117	—	117
Other derivatives	—	—	—	—	—	6	—	6
Total liabilities	$—	$401	$—	$401	$—	$476	$—	$476
During the three months ended January 31, 2019, there were no transfers between levels within the fair value hierarchy.
Other Fair Value Disclosures
Short- and Long-Term Debt: At January 31, 2019 and October 31, 2018, the estimated fair value of the Company's short-term and long-term debt was $12.8 billion and $12.2 billion, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of January 31, 2019				As of October 31, 2018
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$521	$—	$—	$521	$781	$—	$—	$781
Money market funds	1,722	—	—	1,722	2,340	—	—	2,340
Total cash equivalents	2,243	—	—	2,243	3,121	—	—	3,121
Available-for-Sale Investments:
Foreign bonds	114	17	—	131	113	18	—	131
Other debt securities	25	—	(1)	24	26	—	(1)	25
Total available-for-sale investments	139	17	(1)	155	139	18	(1)	156
Total cash equivalents and available-for-sale debt investments	$2,382	$17	$(1)	$2,398	$3,260	$18	$(1)	$3,277
As of January 31, 2019 and October 31, 2018, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of January 31, 2019 and October 31, 2018. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of available-for-sale debt investments were as follows:

	January 31, 2019
	Amortized Cost	Fair Value
	In millions
Due in more than five years	$139	$155
Equity Investments
Equity securities investments in privately held companies are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. The carrying amount of these investments without readily determinable fair values amounted to $167 million and $162 million at January 31, 2019 and October 31, 2018, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. These investments amounted to $2.4 billion at January 31, 2019 and October 31, 2018.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of January 31, 2019					As of October 31, 2018
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$6,850	$—	$—	$—	$195	$6,850	$—	$—	$—	$353
Cash flow hedges:
Foreign currency contracts	8,492	126	76	54	34	8,423	270	107	11	15
Net investment hedges:
Foreign currency contracts	1,776	16	25	24	21	1,737	32	41	13	11
Total derivatives designated as hedging instruments	17,118	142	101	78	250	17,010	302	148	24	379
Derivatives not designated as hedging instruments
Foreign currency contracts	7,107	30	1	65	8	6,780	41	5	55	12
Other derivatives	106	5	—	—	—	104	—	—	6	—
Total derivatives not designated as hedging instruments	7,213	35	1	65	8	6,884	41	5	61	12
Total derivatives	$24,331	$177	$102	$143	$258	$23,894	$343	$153	$85	$391
Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of January 31, 2019 and October 31, 2018, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements were as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of January 31, 2019
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$279	$—	$279	$142	$110	(1)	$27
Derivative liabilities	$401	$—	$401	$142	$171	(2)	$88

	As of October 31, 2018
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$496	$—	$496	$179	$205	(1)	$112
Derivative liabilities	$476	$—	$476	$179	$302	(2)	$(5)

(1)
Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

(2)
Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of January 31, 2019, of the $171 million of collateral posted, $162 million was in cash and, $9 million was through re-use of counterparty collateral. As of October 31, 2018, $302 million of collateral posted was entirely cash.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three months ended January 31, 2019 and 2018 were as follows:

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2019	Hedged Item	Location	Three months ended January 31, 2019
		In millions			In millions
Interest rate contracts	Interest and other, net	$158	Fixed-rate debt	Interest and other, net	$(158)

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2018	Hedged Item	Location	Three months ended January 31, 2018
		In millions			In millions
Interest rate contracts	Interest and other, net	$(138)	Fixed-rate debt	Interest and other, net	$138

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended January 31, 2019 were as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended January 31, 2019	Location	Three months ended January 31, 2019
	In millions		In millions
Cash flow hedges:
Foreign currency contracts	$(37)	Net revenue	$80
Foreign currency contracts	71	Interest and other, net	53
Total cash flow hedges	$34	Net earnings from continuing operations	$133
Net investment hedges:
Foreign currency contracts	$(43)	Interest and other, net	$—
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended January 31, 2018 was as follows:

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
As of January 31, 2019 and 2018, no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow, and net investment hedges was not material for the three months ended January 31, 2019 and 2018.
As of January 31, 2019, the Company expects to reclassify an estimated net Accumulated other comprehensive gain of approximately $29 million, net of taxes, to earnings in the next twelve months, along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Earnings for the three months ended January 31, 2019 and 2018 was as follows:

		Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended January 31, 2019	Three months ended January 31, 2018
		In millions
Foreign currency contracts	Interest and other, net	$(231)	$(390)
Other derivatives	Interest and other, net	10	1
Total		$(221)	$(389)
Note 12: Stockholders' Equity
Taxes related to Other Comprehensive Income

	Three months ended January 31,
	2019	2018
	In millions
Taxes on change in net unrealized losses on cash flow hedges:
Tax (provision) benefit on net unrealized gains (losses) arising during the period	$(1)	$25
Tax provision (benefit) on net (gains) losses reclassified into earnings	16	(4)
	15	21
Taxes on change in unrealized components of defined benefit plans:
Tax benefit (provision) on (losses) gains arising during the period	10	(1)
Tax provision on amortization of actuarial loss and prior service benefit	(3)	(3)
Tax provision on curtailments, settlements and other	(9)	(7)
	(2)	(11)
Tax provision on change in cumulative translation adjustment	(3)	(3)
Tax benefit on other comprehensive income	$10	$7

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Other Comprehensive Loss, net of taxes

	Three months ended January 31,
	2019	2018
	In millions
Other comprehensive loss, net of taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized gains arising during the period	$2	$1
(Gains) losses reclassified into earnings	(3)	8
	(1)	9
Change in net unrealized losses on cash flow hedges:
Net unrealized gains (losses) arising during the period	33	(156)
Net (gains) losses reclassified into earnings(1)	(117)	26
	(84)	(130)
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(45)	1
Amortization of actuarial loss and prior service benefit(2)	49	44
Curtailments, settlements and other	(4)	(7)
	—	38
Change in cumulative translation adjustment	9	23
Other comprehensive loss, net of taxes	$(76)	$(60)

(1)	For more details on the reclassification of pre-tax net (gains) losses on cash flow hedges into the Condensed Consolidated Statements of Earnings, see Note 11, "Financial Instruments".

(2)	These components are included in the computation of net pension and post-retirement benefit cost in Note 5, "Retirement and Post-Retirement Benefit Plans".
The components of Accumulated other comprehensive loss, net of taxes as of January 31, 2019, and changes during the three months ended January 31, 2019 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$17	$106	$(2,922)	$(419)	$(3,218)
Other comprehensive income (loss) before reclassifications	2	33	(45)	9	(1)
Reclassifications of (gains) losses into earnings	(3)	(117)	45	—	(75)
Balance at end of period	$16	$22	$(2,922)	$(410)	$(3,294)
Share Repurchase Program
For the three months ended January 31, 2019, the Company repurchased and settled a total of 55 million shares under its share repurchase program through open market repurchases, which included 2.4 million shares that were unsettled open market repurchases as of October 31, 2018. Additionally, as of January 31, 2019, the Company had unsettled open market repurchases of 1.2 million shares. Shares repurchased during the three months ended January 31, 2019 were recorded as a $795 million reduction to stockholders' equity. As of January 31, 2019, the Company had a remaining authorization of $3.9 billion for future share repurchases.

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
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended January 31,
	2019	2018
	In millions, except per share amounts
Numerator:
Net earnings from continuing operations	$177	$1,482
Net loss from discontinued operations	—	(46)
Net earnings	$177	$1,436
Denominator:
Weighted-average shares used to compute basic net EPS	1,401	1,591
Dilutive effect of employee stock plans	11	28
Weighted-average shares used to compute diluted net EPS	1,412	1,619
Basic net earnings (loss) per share:
Continuing operations	$0.13	$0.93
Discontinued operations	—	(0.03)
Basic net earnings per share	$0.13	$0.90
Diluted net earnings (loss) per share:
Continuing operations	$0.13	$0.92
Discontinued operations(1)	—	(0.03)
Diluted net earnings per share	$0.13	$0.89
Anti-dilutive weighted-average stock awards(2)	7	7

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

Note 14: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of Intellectual Property ("IP"), commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

as of January 31, 2019, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Litigation, Proceedings and Investigations
Ross and Rogus v. Hewlett Packard Enterprise Company. On November 8, 2018, a putative class action complaint was filed in Santa Clara County alleging that HPE pays its California-based female employees “systemically lower compensation” than HPE pays male employees performing substantially similar work. The complaint alleges various California state law claims, including California’s Equal Pay Act, Fair Employment and Housing Act, and Unfair Competition Law, and seeks certification of a California-only class of female employees employed in certain “Covered Positions.” A Case Management Conference is scheduled for March 15, 2019.
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
HP India filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to remand the matter to the Commissioner on procedural grounds. The hearings were scheduled to reconvene on April 6, 2015, and again on November 3, 2015 and April 11, 2016, but were canceled at the request of the Customs Tribunal. The hearing was rescheduled for January 15, 2019 but was postponed and has not yet been rescheduled.
ECT Proceedings. In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified a former subsidiary of HP Inc. in Brazil ("HP Brazil") that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ECT's decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case. The court of first instance has not issued a decision on the merits of the case, but it has denied HP Brazil's request for injunctive relief. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. HP Brazil expects the decision to be issued in 2019 and any subsequent appeal on the merits to last several years.
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers.  Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals aged 40 and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On September 20, 2017, the court granted the defendants' motion to compel arbitration and administratively closed the case pending resolution of the arbitration proceedings. On November 30, 2017, three named plaintiffs filed a single arbitration demand. Thirteen additional plaintiffs later joined the arbitration. On December 22, 2017, defendants filed a motion to (1) stay the case pending arbitrations and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand. On February 6, 2018, the court granted the motion to stay and denied the motion to enjoin. The claims of these sixteen arbitration named plaintiffs have been resolved. The parties submitted an update to the Forsyth court on February 28, 2019 on the status of additional opt-in plaintiffs who were required to arbitrate their claims. The Forsyth class action remains stayed.
Wall v. Hewlett Packard Enterprise Company and HP Inc. This certified California class action and Private Attorney General Act action was filed against Hewlett-Packard Company on January 17, 2012 and the fifth amended (and operative) complaint was filed against HP Inc. and Hewlett Packard Enterprise on June 28, 2016. The complaint alleges that the defendants paid earned incentive compensation late and failed to timely pay final wages in violation of the California Labor Code. On August 9, 2016, the court ordered the class certified without prejudice to a future motion to amend or modify the class certification order or to decertify. The scheduled January 22, 2018 trial date was vacated following the parties’ notification to the court that they had reached a preliminary agreement to resolve the dispute. The parties subsequently finalized and executed a settlement agreement and, on May 9, 2018, plaintiff filed a motion seeking preliminary approval of the settlement. On July 2, 2018, the court issued an order granting preliminary approval of the settlement. On December 21, 2018, the court issued an order granting final approval of the settlement and setting a hearing for September 27, 2019 to confirm that the settlement distributions have been made.  A Qualified Settlement Fund has been fully funded.
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
Hewlett-Packard Company v. Oracle (Itanium). On June 15, 2011, HP Inc. filed suit against Oracle in Santa Clara Superior Court in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.’s Itanium-based line of mission critical servers.  HP Inc. asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases. HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers. Phase 2 of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP Inc.’s damages claim infringed on Oracle’s First Amendment rights.  On August 27, 2015, the Court of Appeal rejected Oracle’s appeal. The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016.  On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. approximately $3 billion in damages:  $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP Inc. filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. The trial court record has been filed with the appellate court and Oracle’s opening brief is currently due on March 7, 2019.  Pursuant to the terms of the Separation and Distribution Agreement, HP Inc. and Hewlett Packard Enterprise

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the HP Inc. /Hewlett Packard Enterprise separation on November 1, 2015.
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition.  Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix’s alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On June 14, 2018, the court heard oral argument on HPE's and Oracle's cross-motions for summary judgment. The court has not yet ruled on the parties' motions. On January 29, 2019, the court granted HPE’s Motion for Summary Judgment as to all of Oracle’s claims and vacated the trial date. On February 20, 2019, the court entered judgment in favor of HPE, dismissing Oracle’s claims in their entirety.
Network-1 Technologies, Inc. v. Alcatel-Lucent USA Inc., et al. This patent infringement action was filed in September 2011 in the United States District Court for the Eastern District of Texas and alleges that various Hewlett Packard Enterprise switches and access points infringe Network-1’s patent relating to the 802.3af and 802.3at “Power over Ethernet” standards. The Network-1 patent at issue expires in 2020. A jury trial was conducted beginning on November 6, 2017. On November 13, 2017, the jury returned a verdict in favor of HPE, finding that HPE did not infringe Network-1’s patent and that the patent was invalid. On August 29 2018, the court denied Network-1's motion for a new trial on infringement and entered the jury's verdict finding that HPE does not infringe the relevant Network-1 patent. The court also granted Network-1's motion for Judgment as a Matter of Law on validity. Network-1 has appealed the jury verdict of non-infringement to the United States Court of Appeals for the Federal Circuit. HPE has cross-appealed the court’s decision to grant Network-1's motion for Judgment as a Matter of Law on validity. HPE expects appellate briefing to be completed by July 2019.
DXC Technology Indemnification Demand. On March 27, 2018, DXC Technology (“DXC”) served an arbitration demand on HPE under the Separation and Distribution Agreement by and between HPE and DXC (f/k/a Everett SpinCo, Inc.) dated May 24, 2016, relating to the separation of HPE’s Enterprise Services business (the “ES Business”). The arbitration demand asserts that HPE is required to indemnify DXC for any transferred long-term capitalized lease obligations of the ES Business that exceed the threshold amount of $250 million. DXC contends that this $250 million threshold was exceeded by approximately $1.0 billion because the valuation of the assets underlying certain leases did not justify their classification as operating leases based on the terms of such leases, thereby rendering them long-term capitalized lease obligations. The arbitration demand follows DXC's November 8, 2017 request for indemnification on this same issue. The arbitration began on February 4, 2019. HPE believes the relevant leases were properly classified as operating leases, and intends to vigorously defend its interests in this matter.
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
Note 15: Indemnifications
General Cross-indemnification and Tax Matters Agreements with HP Inc., DXC and Micro Focus
In connection with the Separation and the Everett and Seattle Transactions, the Company entered into a Separation and Distribution Agreement and Tax Matters Agreement with each of HP Inc., DXC and affiliates, and Micro Focus and affiliates, effective November 1, 2015, March 31, 2017 and September 1, 2017, respectively. For further details on these agreements, see the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of January 31, 2019 and October 31, 2018, the Company’s receivable and payable balances related to indemnified litigation matters and other contingencies, and income tax-related indemnification covered by these agreements were as follows:

	As of
	January 31, 2019	October 31, 2018
	In millions
Litigation matters and other contingencies
Receivable	$104	$104
Payable	$65	$83

Income tax related indemnification(1)
Net indemnification receivable - long-term(2)	$302	$16
Net indemnification receivable - short-term	$17	$17
Net indemnification payable - long-term	$9	$9
Net indemnification payable - short-term	$12	$26

(1)	The actual amount that the Company may receive or pay could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.

(2)
For the three months ended January 31, 2019, the increase in Net indemnification receivable - long-term was due primarily to the effects of U.S. tax reform on tax attributes related to fiscal periods prior to the Separation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•
Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares the three months ended January 31, 2019 to the prior-year period.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations.  An analysis of our financial results comparing the three months ended January 31, 2019 to the prior-year period. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.

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
The following Overview, Results of Operations and Liquidity discussions and analysis compare the three months ended January 31, 2019 to the prior-year period, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of January 31, 2019, unless otherwise noted.
        For purposes of this MD&A section, we use the terms "Hewlett Packard Enterprise", "HPE", the "Company", "we", "us" and "our" to refer to Hewlett Packard Enterprise Company.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

We organize our business into four segments for financial reporting purposes: Hybrid IT, Intelligent Edge, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for the three months ended January 31, 2019, as compared to the prior-year period:

	HPE Consolidated	Hybrid IT		Intelligent Edge	Financial Services	Corporate Investments
	Dollars in millions, except for per share amounts
Net revenue(1)	$7,553	$5,970		$686	$919	$118
Year-over-year change %	(1.6)%	(3.1)%		4.6%	3.5%	(13.2)%
Earnings (loss) from continuing operations(2)	$456	$675		$9	$77	$(28)
Earnings (loss) from continuing operations as a % of net revenue	6.0%	11.3%		1.3%	8.4%	(23.7)%
Year-over-year change percentage points	3.0pts	2.0	pts	(3.9)pts	0.4pts	(4.6)pts
Net earnings from continuing operations	$177
Net earnings per share
Basic net EPS from continuing operations	$0.13
Diluted net EPS from continuing operations	$0.13

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, transformation costs, amortization of intangible assets, acquisition, disposition and other related charges, restructuring charges and separation costs.

Three months ended January 31, 2019 compared with three months ended January 31, 2018
Net revenue decreased by $121 million, or 1.6% (decreased 1.3% on a constant currency basis), for the three months ended January 31, 2019, as compared to the prior-year period. The leading contributor to the net revenue decrease was lower revenue of $188 million in Hybrid IT due to a decline in Tier-1 server sales within Compute and decreased HPE Pointnext services revenue. The overall net revenue decline was partially offset by revenue growth in Storage within Hybrid IT from HPE Nimble Storage, in Intelligent Edge from products and services and in Financial Services from higher asset management activity.
We continue to execute on our HPE Next initiative, which includes streamlining our offerings and business processes, and shifting investments in innovation towards high growth and higher margin solutions and services, which is providing a favorable impact to the performance of our business units in the current period. Gross margin was 31.1% ($2.3 billion) and 28.3% ($2.2 billion) for the three months ended January 31, 2019 and 2018, respectively. The 2.8 percentage point increase in gross margin was due primarily to Hybrid IT as a result of a lower mix of revenue from Tier-1 server sales, a higher mix of revenue from higher-margin products, decrease in costs of services and products due to cost management activities and the year-over-year decrease in commodity costs, and favorable foreign currency fluctuations. Operating margin increased by 3.0 percentage points in the three months ended January 31, 2019, as compared to the prior-year period, due primarily to the combination of the gross margin increase and lower transformation costs, partially offset by higher research and development expense as a percentage of net revenue.
As of January 31, 2019, cash, cash equivalents and restricted cash and long-term investments were $3.9 billion, representing a decrease of approximately $1.2 billion from the October 31, 2018 balance of $5.1 billion. The decrease was due primarily to the following: share repurchases and cash dividend payments of $971 million and investments in property, plant and equipment, net of sales proceeds, of $572 million, partially offset by cash provided by operating activities of $382 million.
Trends and Uncertainties
We are in the process of addressing many challenges facing our business, a discussion of which is available in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled "Risk Factors" in Item 1A.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the three months ended January 31, 2019, with the exception of certain accounting policies that were updated resulting from our adoption of the new revenue recognition standard (See Note 1, "Overview and Summary of Significant Accounting Policies"), to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements, see Note 1, "Overview and Summary of Significant Accounting Policies".
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended January 31,
	2019		2018
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$7,553	100.0%	$7,674	100.0%
Cost of sales	5,207	68.9	5,505	71.7
Gross profit	2,346	31.1	2,169	28.3
Research and development	466	6.2	389	5.1
Selling, general and administrative	1,211	16.0	1,218	15.9
Amortization of intangible assets	72	1.0	78	1.0
Restructuring charges	—	—	5	—
Transformation costs	78	1.1	245	3.2
Acquisition, disposition and other related charges	63	0.8	30	0.4
Separation costs	—	—	(24)	(0.3)
Earnings from continuing operations	456	6.0	228	3.0
Interest and other, net	(51)	(0.7)	(21)	(0.3)
Tax indemnification adjustments	219	3.0	(919)	(12.0)
Non-service net periodic benefit credit	16	0.2	33	0.4
Earnings from equity interests	15	0.2	22	0.3
Earnings (loss) from continuing operations before taxes	655	8.7	(657)	(8.6)
(Provision) benefit for taxes	(478)	(6.4)	2,139	27.9
Net earnings from continuing operations	177	2.3	1,482	19.3
Net loss from discontinued operations	—	—	(46)	(0.6)
Net earnings	$177	2.3%	$1,436	18.7%
Stock-based compensation expense is included within costs and expenses presented in the table above as follows:

	Three months ended January 31,
	2019	2018
	In millions
Cost of sales	$12	$15
Research and development	21	24
Selling, general and administrative	42	64
Transformation costs	2	3
Acquisition, disposition and other related charges	—	9
Separation costs	—	3
Stock-based compensation expense from continuing operations	$77	$118
Net Revenue
For the three months ended January 31, 2019, as compared to the prior-year period, total net revenue decreased by $121 million, or 1.6% (decreased 1.3% on a constant currency basis). U.S. net revenue increased by $28 million, or 1.1%, to $2.5 billion, and net revenue from outside of the U.S. decreased by $149 million, or 2.9%, to $5.1 billion.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The components of the weighted net revenue change by segment were as follows:

Three months ended January 31, 2019
Percentage points
Hybrid IT	(2.4)
Intelligent Edge	0.4
Financial Services	0.4
Corporate Investments/Other (1)	—
Total HPE	(1.6)

(1) Other primarily relates to the elimination of intersegment net revenue.
Three months ended January 31, 2019 compared with the three months ended January 31, 2018
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:

•	Hybrid IT net revenue decreased due primarily to a decline in Compute revenue within Hybrid IT Product as a result of lower Tier-1 server sales and a decline in HPE Pointnext revenue;

•
Intelligent Edge net revenue increased due primarily to revenue growth in HPE Aruba Product from WLAN and campus switching products and growth in HPE Aruba Services due to services attach on a growing product installed base; and

•	FS net revenue increased due primarily to higher asset management revenue.
A more detailed discussion of segment revenue is included under "Segment Information" below.
Gross Margin
For the three months ended January 31, 2019, as compared to the prior-year period, total gross margin increased 2.8 percentage points. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•
Hybrid IT gross margin increased for the three months ended January 31, 2019, as compared to the prior-year period, due primarily to a lower mix of revenue from Tier-1 server sales, a higher mix of revenue from higher-margin products, decrease in costs of services and products due to cost management activities and the year-over-year decrease in commodity costs, and favorable foreign currency fluctuations;

•
Intelligent Edge gross margin increased for the three months ended January 31, 2019, as compared to the prior-year period, due primarily to favorable foreign currency fluctuations, cost management activities and a higher mix of higher-margin WLAN products and HPE Aruba Services; and

•	FS gross margin increased for the three months ended January 31, 2019, as compared to the prior-year period due primarily to higher revenue associated with higher asset management activity.
A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.
Operating Expenses
Research and Development
Research and development ("R&D") expense increased by $77 million or 20% for the three months ended January 31, 2019, as compared to the prior-year period due primarily to higher variable compensation expense and as we increase investment in new product development in the Hybrid IT and Intelligent Edge segments.
Selling, General and Administrative
Selling, general and administrative expense decreased by $7 million, or 1% for the three months ended January 31, 2019, as compared to the prior-year period due primarily to favorable currency fluctuations and lower administrative expenses as a result of the HPE Next initiative, partially offset by higher variable compensation expense.
Amortization of Intangible Assets

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

For the three months ended January 31, 2019, as compared to the prior-year period, amortization expense decreased by $6 million or 8% due to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods, partially offset by the addition of intangible assets from recent acquisitions.
Transformation Costs
For the three months ended January 31, 2019, HPE Next transformation costs decreased by $167 million or 68% due primarily to lower restructuring charges of $138 million related to the HPE Next plan as well as lower program management charges and IT costs.
Acquisition, Disposition and Other Related Charges
Acquisition, disposition and other related charges increased by $33 million for the three months ended January 31, 2019, as compared to the prior-year period, due primarily to a litigation accrual and costs related to disposition activities, partially offset by reduced costs for acquisition related retention bonuses and integration activities.
Interest and Other, Net
Interest and other, net expense increased by $30 million for the three months ended January 31, 2019, as compared to the prior-year period, due primarily to the benefit of favorable currency fluctuations in the prior-year period.
Non-service net periodic benefit credit
Non-service net periodic benefit credit for the three months ended January 31, 2019 represents adjustments to the net periodic pension benefit cost resulting from the remeasurement of certain Hewlett Packard Enterprise defined benefit pension and post-retirement benefit plans due to factors such as interest cost, expected return on plan assets, amortization of prior plan amendments, amortized actuarial gains or losses and the impact of any plan settlements or curtailments.

Tax Indemnification Adjustments
We recorded tax indemnification income of $219 million and tax indemnification expense of $919 million for the three months ended January 31, 2019 and 2018, respectively. For the three months ended January 31, 2019, the amount was due primarily to the effects of U.S. tax reform on tax attributes related to fiscal periods prior to the Separation. For the three months ended January 31, 2018, the amount resulted from changes in certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc. and for which we are partially indemnified by HP Inc. under the Tax Matters Agreement.
Earnings from Equity Interests
Earnings from equity interests primarily represents our 49% interest in H3C. For the three months ended January 31, 2019, earnings from our H3C equity interests decreased by 32% compared to the prior-year period, which was the result of lower net income earned by H3C.
Provision for Taxes
Our effective tax rate was 73% and 326% for the three months ended January 31, 2019 and 2018, respectively. Our effective tax rates for the three months ended January 31, 2019 and 2018 were significantly impacted by the Tax Act. Our effective tax rate for the three months ended January 31, 2018 also included the settlement of certain pre-Separation tax liabilities of HP Inc.
On December 22, 2017, the Tax Act was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a modified territorial tax system. See Note 6, "Taxes on Earnings", for a full description of the impact of the Tax Act to our operations.
Segment Information
Effective at the beginning of the first quarter of fiscal 2019, the Company implemented organizational changes to align its segment financial reporting more closely with its current business structure. For additional information related to these realignments and for a description of the products and services for each segment, see Note 2, "Segment Information".

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Hybrid IT

	Three months ended January 31,
	2019	2018	% Change
	Dollars in millions
Net revenue	$5,970	$6,158	(3.1)%
Earnings from operations	$675	$572	18.0%
Earnings from operations as a % of net revenue	11.3%	9.3%
The components of the weighted net revenue change by business unit were as follows:

	Three months ended January 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2019	2018	2019
	Dollars in millions
Compute	$3,402	$3,518	(1.9)
Storage	975	948	0.4
Hybrid IT Product	4,377	4,466	(1.5)
HPE Pointnext	1,593	1,692	(1.6)
Total Hybrid IT	$5,970	$6,158	(3.1)
Three months ended January 31, 2019 compared with three months ended January 31, 2018
Hybrid IT net revenue decreased by $188 million, or 3.1%, for the three months ended January 31, 2019. The decrease in Hybrid IT net revenue was due primarily to lower revenue from Compute as a result of a decline in Tier-1 server sales as we continue to exit less profitable product categories and a decline in HPE Pointnext revenue. Partially offsetting this decrease was revenue growth in core ISS products in Compute and higher revenue from HPE Nimble Storage.
Hybrid IT Product net revenue decreased by $89 million, or 2%, with a decline of 3% in Compute and growth of 3% in Storage.

•
The net revenue decrease in Compute was due primarily to a decline in Tier-1 server sales as we continue to exit less profitable product categories and focus on more profitable standard offerings. The decrease in Compute net revenue was partially offset by growth in core ISS products, which was driven by Average Unit Prices ("AUPs") growth across core products. The increase in AUPs was partially offset by a decline in unit shipments, primarily in the rack, tower, and blade categories. Mission-critical servers ("MCS") experienced a net revenue increase for the period led by higher revenue from NonStop products.

•
The net revenue increase in Storage was due primarily to revenue growth in converged storage led by HPE Nimble Storage, which contributed to the revenue increase in All Flash Arrays, and growth in big data products. This revenue increase was partially offset by a decline in revenue from 3PAR products and traditional storage products.

HPE Pointnext net revenue decreased by $99 million, or 6%, due to a decline in Advisory and Professional Services as a result of the HPE Next initiative to streamline our go-to-market approach in certain countries, and a decline in Operational Services.
Hybrid IT earnings from operations as a percentage of net revenue increased by 2.0 percentage points for the three months ended January 31, 2019, as compared to the prior-year period, due to an increase in gross margin which was partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to a lower mix of revenue from Tier-1 server sales, a higher mix of revenue from higher-margin products, decrease in costs of services and products due to cost management activities and the year-over-year decrease in commodity costs, and favorable foreign currency fluctuations, which was partially offset by higher variable compensation expenses. The increase in operating expenses as a percentage of net revenue was due primarily to a slight increase in operating expenses against a decline in net revenue.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Intelligent Edge

	Three months ended January 31,
	2019	2018	% Change
	Dollars in millions
Net revenue	$686	$656	4.6%
Earnings from operations	$9	$34	(73.5)%
Earnings from operations as a % of net revenue	1.3%	5.2%

The components of the weighted net revenue change by business unit were as follows:

	Three months ended January 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2019	2018	2019
	Dollars in millions
HPE Aruba Product	$597	$582	2.3
HPE Aruba Services	89	74	2.3
Total Intelligent Edge	$686	$656	4.6

Three months ended January 31, 2019 compared with three months ended January 31, 2018
Intelligent Edge net revenue increased by $30 million, or 4.6% (increased 4.0% on a constant currency basis), for the three months ended January 31, 2019, as compared to the prior-year period. The increase in Intelligent Edge net revenue was due to a net increase in HPE Aruba Product revenue of $15 million, or 3% and an increase in HPE Aruba Services revenue of $15 million, or 20%. The increase in HPE Aruba Product revenue was due primarily to revenue growth in WLAN and campus switching products. The increase in HPE Aruba Services revenue was due primarily to services attach on a growing product installed base.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 3.9 percentage points for the three months ended January 31, 2019 due to an increase in operating expenses as a percentage of net revenue partially offset by an increase in gross margin. The increase in operating expenses as a percentage of net revenue was due primarily to increased R&D expenses and field selling costs. The gross margin increase was due primarily to favorable foreign currency fluctuations, cost management activities and a higher mix of higher-margin WLAN products and HPE Aruba Services, partially offset by lower margins from campus switching products and higher variable compensation expense.
Financial Services

	Three months ended January 31,
	2019	2018	% Change
	Dollars in millions
Net revenue	$919	$888	3.5%
Earnings from operations	$77	$71	8.5%
Earnings from operations as a % of net revenue	8.4%	8.0%

Three months ended January 31, 2019 compared with three months ended January 31, 2018
FS net revenue increased by $31 million, or 3.5% (increased 6.3% on a constant currency basis), for the three months ended January 31, 2019. The increase in net revenue was due primarily to higher asset management revenue from lease buyouts, end-of-lease monthly rentals and lease extensions, partially offset by unfavorable foreign currency fluctuations and a decrease in rental revenue due to lower average operating leases.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

FS earnings from operations as a percentage of net revenue increased 0.4 percentage points for the three months ended January 31, 2019 due to an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to higher asset management activity from lease extensions, remarketing sales and higher margins on buyouts, partially offset by lower portfolio margins on increased borrowing costs. Operating expenses as a percentage of net revenue decreased primarily as a result of the net revenue increase.
Financing Volume

	Three months ended January 31,
	2019	2018
	In millions
Total financing volume	$1,389	$1,436
New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 3.3% for the three months ended January 31, 2019, as compared to the prior-year period. The decrease was primarily driven by lower financing associated with both HPE and third-party product sales and related service offerings.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	January 31, 2019	October 31, 2018
	Dollars in millions
Financing receivables, gross	$8,411	$8,256
Net equipment under operating leases	4,167	4,212
Capitalized profit on intercompany equipment transactions(1)	456	502
Intercompany leases(1)	120	125
Gross portfolio assets	13,154	13,095
Allowance for doubtful accounts(2)	127	120
Operating lease equipment reserve	64	63
Total reserves	191	183
Net portfolio assets	$12,963	$12,912
Reserve coverage	1.5%	1.4%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)	Intercompany activity is eliminated in consolidation.

(2)	Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.4 billion at both January 31, 2019 and October 31, 2018, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both January 31, 2019 and October 31, 2018 was $1.6 billion

As of January 31, 2019 and October 31, 2018, FS cash and cash equivalents balances were approximately $647 million and $735 million, respectively.
Net portfolio assets as of January 31, 2019 remained flat when compared to October 31, 2018.
FS bad debt expense includes charges to general reserves and specific reserves for sales-type, direct-financing and operating leases. For the three months ended January 31, 2019 and 2018, FS recorded net bad debt expense of $15 million and $16 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments

	Three months ended January 31,
	2019	2018	% Change
	Dollars in millions
Net revenue	$118	$136	(13.2)%
Loss from operations	$(28)	$(26)	(7.7)%
Loss from operations as a % of net revenue	(23.7)%	(19.1)%

Three months ended January 31, 2019 compared with three months ended January 31, 2018
Corporate Investments net revenue decreased by $18 million, or 13.2% (decreased 11.6% on a constant currency basis), for the three months ended January 31, 2019 as compared to the prior-year period. The decrease in Corporate Investments net revenue was due primarily to lower services revenue from the Communications and Media Solutions ("CMS") business.
Corporate Investments loss from operations as a percentage of net revenue increased 4.6 percentage points for the three months ended January 31, 2019, as compared to the prior-year period. The increase was due primarily to higher spending in Hewlett Packard Labs, partially offset by margin improvements and cost reduction actions in the CMS business.
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
Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may, from time to time, be subject to short-term intercompany loans into the U.S. Due to the enactment of the Tax Act, all of our cash, cash equivalents and investments held by foreign subsidiaries were subject to U.S. taxation under the one-time Transition Tax as further discussed in Note 6, "Taxes on Earnings". Subsequent repatriations generally will not be taxable from a U.S. federal tax perspective but may be subject to state income or foreign withholding tax. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
In connection with the share repurchase program previously authorized by our Board of Directors, during the first three months of fiscal 2019, we repurchased an aggregate amount of $0.8 billion. As of January 31, 2019, we had a remaining authorization of $3.9 billion for future share repurchases.
For more information on our share repurchase program, refer to Item 2. Unregistered Sales of Equity Securities in Part II. Other Information.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Liquidity
Our key cash flow metrics were as follows:

	Three Months Ended January 31,
	2019	2018
	In millions
Net cash provided by operating activities	$382	$142
Net cash used in investing activities	(616)	(1,131)
Net cash used in financing activities	(945)	(929)
Net decrease in cash, cash equivalents and restricted cash	$(1,179)	$(1,918)
For the three months ended January 31, 2018, following the adoption of the accounting standards update for the classification and presentation of restricted cash in the statements of cash flows, we included $12 million of restricted cash movement during the period, which was previously reported within net cash used in investing activities, and is now reported within Decrease in cash, cash equivalents and restricted cash in our Condensed Consolidated Statements of Cash Flow.
Operating Activities
For the three months ended January 31, 2019, net cash provided by operating activities increased by $240 million, as compared to the prior-year period. The increase was due primarily to a lower usage of net working capital in the current period.
Working capital metrics for the three months ended January 31, 2019 compared with the three months ended January 31, 2018

	Three months ended January 31,
	2019	2018	Change
Days of sales outstanding in accounts receivable ("DSO")	38	36	2
Days of supply in inventory ("DOS")	40	40	—
Days of purchases outstanding in accounts payable ("DPO")	(100)	(97)	(3)
Cash conversion cycle	(22)	(21)	(1)
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in fiscal 2018, DSO increased due to higher accounts receivable balances as a result of increased billings following seasonality and linearity within the quarter.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2018, DOS was unchanged due primarily to a decrease in inventory balances following a decrease in commodity costs and lower cost of goods sold.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2018, the increase in DPO was primarily the result of extended payment terms with our suppliers and higher accounts payable balances due to a shift from in-house to outsourced manufacturing in certain regions, primarily EMEA and China.
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
Investing Activities
For the three months ended January 31, 2019, net cash used in investing activities decreased by $515 million, as compared to the corresponding period in fiscal 2018. The decrease was due primarily to higher usage of cash for net collateral posted in the prior period, partially offset by cash payments for a business acquisition in the current period.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Financing Activities
For the three months ended January 31, 2019, as compared to the corresponding period in fiscal 2018, net cash used in financing activities increased by $16 million. The increase was due primarily to a higher cash usage for share repurchases and dividend payments in the current period. The prior year also included a net transfer of cash to DXC and Micro Focus.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and our cost of capital and targeted capital structure.
During the first three months of fiscal 2019, we issued $190 million and repaid $128 million of commercial paper.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 11, "Financial Instruments".
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
Available Borrowing Resources
As of January 31, 2019, we had the following additional liquidity resources available if needed:

As of January 31, 2019
In millions
Commercial paper programs	$4,041
Uncommitted lines of credit	$1,583
CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
Our contractual obligations have not changed materially since October 31, 2018. For further information see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
Retirement and Post-Retirement Benefit Plan Funding
For the remainder of fiscal 2019, we anticipate making contributions of approximately $143 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 5, "Retirement and Post-Retirement Benefit Plans".
Restructuring Plans
As of January 31, 2019, we expect to make future cash payments of approximately $0.8 billion in connection with our approved restructuring plans, which includes $0.3 billion expected to be paid through the remainder of fiscal 2019 and $0.5 billion expected to be paid through fiscal 2022. For more information on our restructuring activities, see Note 3, "Restructuring", and Note 4, "HPE Next".

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Uncertain Tax Positions
As of January 31, 2019, we had approximately $1.5 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $17 million to be paid within one year. For the remaining amounts, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, "Taxes on Earnings".
Cross-indemnification with HP Inc., DXC and Micro Focus
As of January 31, 2019, we had approximately $272 million of recorded net receivables pertaining to income tax indemnifications with HP Inc. These amounts include $129 million expected to be paid and $82 million to be received within one year. For the remaining amounts, we are unable to make a reasonable estimate as to when cash settlement with HP Inc. might occur due to the uncertainties related to the underlying tax matters. Payments of and receipts from these obligations would result from settlements under the Tax Matters Agreement with HP Inc. For further details related to our tax indemnification balances, see Note 15, "Indemnifications". For details on the Separation and Distribution Agreements and Tax Matters Agreements with HP Inc., DXC and Micro Focus, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HPE, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. Our exposure to market risk has not changed materially since October 31, 2018.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 14, "Litigation and Contingencies".
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, including certain risks, which have been modified as follows:
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
On December 22, 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act changed the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, and is generally effective for fiscal 2019 and subsequent years. Various interpretive issues remain with respect to the Tax Act and Treasury is in the process of issuing extensive regulations. At this stage, it is unclear how many U.S. states will incorporate these federal law changes, or portions thereof, into their tax codes. These open federal and state issues may be resolved through administrative guidance, judicial action or further legislation. The resolution of these issues may materially impact our provision for income taxes and effective tax rate in the period(s) in which the adjustments are made. Moreover, the implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (November 2018)	25,330	$15.32	25,330	$4,325,438
Month 2 (December 2018)	16,406	$14.38	16,406	$4,089,471
Month 3 (January 2019)	13,365	$14.19	13,365	$3,899,756
Total	55,101	$14.77	55,101
During the three months ended January 31, 2019, the Company repurchased and settled 55 million shares of the Company's common stock, which included 2.4 million shares that were unsettled open market purchases as of October 31, 2018. Additionally, as of January 31, 2019, the Company had unsettled open market repurchases of 1.2 million shares. Shares repurchased during the quarter were recorded as a $795 million reduction to stockholders' equity. As of January 31, 2019, the Company had a remaining authorization of $3.9 billion for future share repurchases.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 56 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.8	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.9	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.10	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.11	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.12	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.13	First Amendment to the Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.14	First Amendment to the Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.15	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017

2.16	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017
2.17	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017
2.18	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (Incorporated by reference to Exhibit 2.2 to DXC Technology Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2017.)	8-K	001-38033	2.2	April 6, 2017
2.19	Intellectual Property Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.20	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.21	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.22	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.23	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.24	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.2	September 1, 2017
2.25	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.3	September 1, 2017
2.26	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.4	September 1, 2017
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.2	March 20, 2017
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015

4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.10	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.10	October 13, 2015
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.11	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.13	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029	10-K	001-04423	4.13	December 17, 2015
4.14	Term Loan Agreement, dated as of December 16, 2016, by and among Everett SpinCo, Inc., the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent	8-K	001-37483	10.1	December 22, 2016

4.15	Tenth Supplemental Indenture, dated as of September 20, 2017, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 2.100% notes due 2019	8-K	001-37483	4.1	September 20, 2017
4.16	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A.	S-3ASR	333-222102	4.5	December 15, 2017
4.17	Eleventh Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.500% notes due 2021.	8-K	001-37483	4.2	September 19, 2018
4.18	Twelfth Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2021.	8-K	001-37483	4.3	September 19, 2018
10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.3	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.4	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.5	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.6	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.7	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.8	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.9	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.10	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
10.11	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.12	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.13	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.14	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-207679	4.3	March 6, 2017
10.15	Nimble Storage, Inc. 2008 Equity Incentive Plan*	S-8	001-37483	4.3	April 18, 2017
10.16	Nimble Storage, Inc. 2013 Equity Incentive Plan*	S-8	001-37483	4.4	April 18, 2017
10.17	SimpliVity Corporation 2009 Stock Plan*	S-8	001-37483	4.3	April 24, 2017
10.18	Silicon Graphics International Corp. 2014 Omnibus Incentive Plan, as amended*	10-Q	000-51333	10.1	January 29, 2016
10.19	Silicon Graphics International Corp. 2006 New Recruit Equity Incentive Plan, as amended and restated*	10-K	000-51333	10.48	February 28, 2007

10.20	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.21	Silicon Graphics International Corp. 2005 Non-Employee Directors’ Stock Option*	S-1	000-51333	10.10	February 4, 2005
10.22	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	October 31, 2017
10.23	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	October 31, 2017
10.24	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.25	Amended and Restated Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan*	10-Q	001-37483	10.29	September, 4, 2018
10.26	Form of Restricted Stock Units Grant Agreement*	10-Q	001-37483	10.30	September, 4, 2018
10.27	Amendment to Hewlett Packard Enterprise Executive Deferred Compensation Plan*	10-Q	001-37483	10.27	December 12, 2018
10.28	Philip Davis Retention Incentive Agreement *	10-Q	001-37483	10.28	December 12, 2018
10.29	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-Q	001-37483	10.29	December 12, 2018
10.30	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

*	Indicates management contract or compensation plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith
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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: March 5, 2019