Form 10-Q
period 2019-04-30
Hewlett Packard Enterprise Co
filed 2019-05-31
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-37483
_______________________________________________________________________________
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
6280 America Center Drive, San Jose, California	95002
(Address of principal executive offices)	(Zip code)
(650) 687-5817 (Registrant's telephone number, including area code)
______________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	NYSE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of May 20, 2019 was 1,339,148,624 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended April 30, 2019

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

Part I. Financial Information
Item 1. Financial Statements and Supplementary Data.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	In millions, except per share amounts
Net revenue:
Products	$4,410	$4,610	$9,201	$9,470
Services	2,624	2,746	5,274	5,449
Financing income	116	112	228	223
Total net revenue	7,150	7,468	14,703	15,142
Costs and expenses:
Cost of products	3,058	3,321	6,427	6,916
Cost of services	1,712	1,819	3,477	3,661
Financing interest	75	70	148	138
Research and development	457	403	923	792
Selling, general and administrative	1,214	1,245	2,425	2,463
Amortization of intangible assets	69	72	141	150
Restructuring charges	—	10	—	15
Transformation costs	54	120	132	365
Disaster charges	(7)	—	(7)	—
Acquisition, disposition and other related charges	84	16	147	46
Separation costs	—	26	—	2
Total costs and expenses	6,716	7,102	13,813	14,548
Earnings from continuing operations	434	366	890	594
Interest and other, net	(18)	(78)	(69)	(99)
Tax indemnification adjustments	4	(425)	223	(1,344)
Non-service net periodic benefit credit	17	31	33	64
Earnings (loss) from equity interests	3	(10)	18	12
Earnings (loss) from continuing operations before taxes	440	(116)	1,095	(773)
(Provision) benefit for taxes	(21)	966	(499)	3,105
Net earnings from continuing operations	419	850	596	2,332
Net loss from discontinued operations	—	(72)	—	(118)
Net earnings	$419	$778	$596	$2,214
Net earnings (loss) per share:
Basic
Continuing operations	$0.31	$0.55	$0.43	$1.48
Discontinued operations	—	(0.05)	—	(0.07)
Total basic net earnings per share	$0.31	$0.50	$0.43	$1.41
Diluted
Continuing operations	$0.30	$0.54	$0.43	$1.46
Discontinued operations	—	(0.05)	—	(0.08)
Total diluted net earnings per share	$0.30	$0.49	$0.43	$1.38
Cash dividends declared per share	$0.1125	$0.1125	$0.2250	$0.2625
Weighted-average shares used to compute net earnings per share:
Basic	1,367	1,552	1,384	1,571
Diluted	1,382	1,582	1,397	1,601
The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	In millions
Net earnings	$419	$778	$596	$2,214
Other comprehensive income before taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains arising during the period	3	—	5	1
Gains reclassified into earnings	—	(17)	(3)	(9)
	3	(17)	2	(8)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	128	82	162	(99)
Net (gains) losses reclassified into earnings	(68)	91	(201)	121
	60	173	(39)	22
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	8	—	(47)	2
Amortization of actuarial loss and prior service benefit	55	49	107	96
Curtailments, settlements and other	2	2	7	2
	65	51	67	100
Change in cumulative translation adjustment	(6)	(26)	6	—
Other comprehensive income before taxes	122	181	36	114
(Provision) benefit for taxes	(8)	(22)	2	(15)
Other comprehensive income, net of taxes	114	159	38	99
Comprehensive income	$533	$937	$634	$2,313

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	As of
	April 30, 2019	October 31, 2018
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,585	$4,880
Accounts receivable, net of allowance for doubtful accounts	3,143	3,263
Financing receivables	3,453	3,396
Inventory	2,182	2,447
Assets held for sale	1	6
Other current assets	2,636	3,280
Total current assets	15,000	17,272
Property, plant and equipment	6,138	6,138
Long-term financing receivables and other assets	9,317	11,359
Investments in equity interests	2,421	2,398
Goodwill	17,587	17,537
Intangible assets	677	789
Total assets	$51,140	$55,493
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,114	$2,005
Accounts payable	5,483	6,092
Employee compensation and benefits	1,263	1,412
Taxes on earnings	236	378
Deferred revenue	3,141	3,177
Accrued restructuring	192	294
Other accrued liabilities	3,648	3,840
Total current liabilities	16,077	17,198
Long-term debt	10,332	10,136
Other non-current liabilities	6,490	6,885
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued and outstanding at April 30, 2019)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,346 and 1,423 shares issued and outstanding at April 30, 2019 and October 31, 2018, respectively)	13	14
Additional paid-in capital	29,130	30,342
Accumulated deficit	(7,765)	(5,899)
Accumulated other comprehensive loss	(3,180)	(3,218)
Total HPE stockholders' equity	18,198	21,239
Non-controlling interests	43	35
Total stockholders' equity	18,241	21,274
Total liabilities and stockholders' equity	$51,140	$55,493

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended April 30,
	2019	2018
	In millions
Cash flows from operating activities:
Net earnings	$596	$2,214
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,287	1,290
Stock-based compensation expense	149	186
Provision for inventory and doubtful accounts	118	81
Restructuring charges	52	268
Deferred taxes on earnings	344	(1,164)
Earnings from equity interests	(18)	(12)
Dividends received from equity investees	—	47
Other, net	45	97
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	143	(42)
Financing receivables	(32)	(272)
Inventory	153	(587)
Accounts payable	(565)	177
Taxes on earnings	(185)	(2,217)
Restructuring	(198)	(414)
Other assets and liabilities	(520)	737
Net cash provided by operating activities	1,369	389
Cash flows from investing activities:
Investment in property, plant and equipment	(1,528)	(1,362)
Proceeds from sale of property, plant and equipment	371	292
Purchases of available-for-sale securities and other investments	(25)	(8)
Maturities and sales of available-for-sale securities and other investments	2	85
Financial collateral posted	(315)	(1,230)
Financial collateral returned	507	959
Payments made in connection with business acquisitions, net of cash acquired	(76)	(29)
Proceeds from business divestitures, net	—	13
Net cash used in investing activities	(1,064)	(1,280)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	25	(25)
Proceeds from debt, net of issuance costs	625	611
Payment of debt	(560)	(610)
Net proceeds related to stock-based award activities	9	89
Repurchase of common stock	(1,388)	(1,649)
Net transfer of cash and cash equivalents to Everett	—	(41)
Net transfer of cash and cash equivalents from Seattle	—	156
Cash dividends paid to non-controlling interests	—	(8)
Cash dividends paid	(311)	(236)
Net cash used in financing activities	(1,600)	(1,713)
Decrease in cash, cash equivalents and restricted cash	(1,295)	(2,604)
Cash, cash equivalents and restricted cash at beginning of period	5,084	9,592
Cash, cash equivalents and restricted cash at end of period	$3,789	$6,988
The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
Three Months Ended April 30, 2019	Number of Shares	Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at January 31, 2019	1,378,105	$14	$29,607	$(8,034)	$(3,294)	$18,293	$42	$18,335
Net earnings				419		419	1	420
Other comprehensive income					114	114		114
Comprehensive income						533	1	534
Issuance of common stock in connection with employee stock plans and other	4,014		24			24		24
Repurchases of common stock	(35,887)	(1)	(575)			(576)		(576)
Cash dividends declared				(150)		(150)		(150)
Stock-based compensation expense			74			74		74
Balance at April 30, 2019	1,346,232	$13	$29,130	$(7,765)	$(3,180)	$18,198	$43	$18,241

	Common Stock
Six Months Ended April 30, 2019	Number of Shares	Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2018	1,423,303	$14	$30,342	$(5,899)	$(3,218)	$21,239	$35	$21,274
Net earnings				596		596	8	604
Other comprehensive income					38	38		38
Comprehensive income						634	8	642
Issuance of common stock in connection with employee stock plans and other	12,667		7			7		7
Repurchases of common stock	(89,738)	(1)	(1,370)			(1,371)		(1,371)
Cash dividends declared				(300)		(300)		(300)
Effects of adoption of accounting standard updates (1)				(2,162)		(2,162)		(2,162)
Stock-based compensation expense			151			151		151
Balance at April 30, 2019	1,346,232	$13	$29,130	$(7,765)	$(3,180)	$18,198	$43	$18,241

(1) $2.3 billion was related to a reduction to retained earnings as a result of the adoption of an accounting standard update for Income Taxes and $143 million was related to an addition to retained earnings as a result of the adoption of the new revenue accounting standard.

	Common Stock
Three Months Ended April 30, 2018	Number of Shares	Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at January 31, 2018	1,566,653	$16	$32,947	$(6,057)	$(2,955)	$23,951	$38	$23,989
Activity related to separation and merger transactions				144	(186)	(42)		(42)
Net earnings				778		778	(4)	774
Other comprehensive income					159	159		159
Comprehensive income						937	(4)	933
Issuance of common stock in connection with employee stock plans and other	12,239		67			67		67
Repurchases of common stock	(51,511)	(1)	(899)			(900)		(900)
Cash dividends declared				(171)		(171)		(171)
Stock-based compensation expense			90			90		90
Balance at April 30, 2018	1,527,381	$15	$32,205	$(5,306)	$(2,982)	$23,932	$34	$23,966

	Common Stock
Six Months Ended April 30, 2018	Number of Shares	Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2017	1,595,161	$16	$33,583	$(7,238)	$(2,895)	$23,466	$39	$23,505
Activity related to separation and merger transactions				126	(186)	(60)		(60)
Net earnings				2,214		2,214	(5)	2,209
Other comprehensive income					99	99		99
Comprehensive income						2,313	(5)	2,308
Issuance of common stock in connection with employee stock plans and other	33,780		63			63	—	63
Repurchases of common stock	(101,560)	(1)	(1,649)			(1,650)		(1,650)
Cash dividends declared				(408)		(408)		(408)
Stock-based compensation expense			208			208		208
Balance at April 30, 2018	1,527,381	$15	$32,205	$(5,306)	$(2,982)	$23,932	$34	$23,966
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
The historical financial results of Everett and Seattle are reported as Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings. For the three and six months ended April 30, 2018, this amount totaled $72 million and $118 million, respectively which primarily consisted of tax indemnification adjustments and separation costs.
Subsequent Event
On May 16, 2019, the Company entered into a definitive agreement to acquire Cray Inc. ("Cray"), a global supercomputer leader, for $35 per share in cash, in a transaction valued at approximately $1.3 billion, net of cash acquired. The transaction is expected to close by the first quarter of HPE’s fiscal year 2020, subject to regulatory approvals and other customary closing conditions. Cray's results of operations will be included within the Hybrid IT segment.
Basis of Presentation
These Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of April 30, 2019 and October 31, 2018, its results of operations for the three and six months ended April 30, 2019 and 2018, its cash flows for the six months ended April 30, 2019 and 2018, and its statements of stockholders equity for the three and six months ended April 30, 2019 and 2018.
The results of operations for the three and six months ended April 30, 2019 and its cash flows for the six months ended April 30, 2019 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2018, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.
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
Significant Judgments

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company allocates the transaction price for the contract among the performance obligations on a relative standalone selling price basis. The standalone selling price ("SSP") is the price at which an entity would sell a promised product or service separately to a customer. The Company establishes SSP for most of its products and services based on the observable price of the products or services when sold separately in similar circumstances to similar customers. When the SSP is not directly observable, the Company estimates SSP based on management judgment by considering available data such as internal margin objectives, pricing strategies, market/competitive conditions, historical profitability data, as well as other observable inputs. The Company establishes SSP ranges for its products and services and reassesses them periodically.
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
The Company’s contract assets include unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables generally relate to services contracts where a service has been performed and control has transferred, but invoicing to the customer is subject to future milestone billings or other contractual payment schedules. The Company classifies unbilled receivables as Accounts receivable.
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
Recently Adopted Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for retirement benefits. The amendments require the presentation of the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs, unless eligible for capitalization. The other components of net periodic benefit costs will be presented separately from the service cost as non-operating costs. Effective at the beginning of the first quarter of fiscal 2019, in connection with the adoption of the accounting standards update for retirement benefits, the Company reflected these changes retrospectively by transferring its non-service net periodic benefit (credit) cost from operating expense to Other (income) and expense in its Condensed Consolidated Statements of Earnings. The net periodic benefit (credit) cost transferred to Other (income) and expense during the three and six months ended April 30, 2018 were as follows. Refer to Note 5, “Retirement and Post-Retirement Benefit Plans” for additional information.

	Three Months Ended April 30, 2018	Six Months Ended April 30, 2018
	In millions
Cost of products and services	$(14)	$(28)
Research and development	(1)	(2)
Selling, general and administrative	(18)	(34)
Restructuring charges and transformation costs	2	—
	$(31)	$(64)
In November 2016, the FASB amended the existing accounting standards for the classification and presentation of restricted cash in the statement of cash flows. The Company adopted the guidance in the first quarter of fiscal 2019, beginning November 1, 2018, using the retrospective method. As a result of adopting this accounting standards update, for the six months ended April 30, 2018, the Company included $11 million of restricted cash movement during the period, which was previously reported within cash used in investing activities, and is now reported within Decrease in cash, cash equivalents and restricted cash in the Company's Condensed Consolidated Statement of Cash flows.
In October 2016, the FASB amended the existing accounting standards for income taxes. The amendments require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Prior to the amendments, current and deferred income taxes for intra-entity asset transfers were not recognized until the asset was sold to an outside party or amortized over time. The Company adopted the guidance in the first quarter of fiscal 2019, beginning November 1, 2018, using the modified retrospective method. The Company recognized $2.3 billion of income taxes as an adjustment to retained earnings in the first half of fiscal 2019, which was previously reported as prepaid income taxes and deferred tax assets within Corporate and unallocated assets in the Company's allocation of segment assets.
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
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The Company adopted the new revenue standard in the first quarter of fiscal 2019 using the modified retrospective method of transition applied to contracts that were not completed as of November 1, 2018. Results and related disclosures for the reporting periods beginning after November 1, 2018 are presented under the new revenue standard, while comparative prior period results and related disclosures are not adjusted and continue to be reported in accordance with the historic accounting standard. Refer to the Revenue Recognition section

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

above for accounting policy updates upon the adoption of the new revenue standard, and Note 7, "Balance Sheet Details" for further discussion on the impact of adoption. For disaggregation of revenue, see Note 2, "Segment Information".
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
The application of ASC 606 increased the Company's total net revenue by $10 million and $18 million for the three and six months ended April 30, 2019, respectively, and did not have a material impact to the Company's cost of sales or operating expenses for the three or six months ended April 30, 2019. As of April 30, 2019, the balance sheet changes attributable to the impact of ASC 606 were immaterial.
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
In August 2017, the FASB amended the existing accounting standards for hedge accounting. The amendments expand an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

also simplifies certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. In April 2019, the FASB issued certain clarifications to address partial term fair value hedges, fair value hedge basis adjustments and certain transition requirements. The Company is required to adopt the guidance in the first quarter of fiscal 2020. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated Financial Statements.
In June 2016, the FASB amended the existing accounting standards for the measurement of credit losses. The amendments require an entity to estimate its lifetime expected credit loss for most financial instruments, including trade and lease receivables, and record an allowance for the portion of the amortized cost the entity does not expect to collect. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. In May 2019, the FASB issued further guidance to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible financial instruments. The Company is required to adopt the guidance in the first quarter of fiscal 2021. Early adoption is permitted beginning in fiscal 2020. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated Financial Statements.
The FASB issued guidance in February 2016, with amendments in 2018 and 2019, which changes the accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use ("ROU") asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For finance leases, lease expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, lease expense will generally be recognized on a straight-line basis over the lease term. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company plans to adopt the guidance in the first quarter of fiscal 2020, beginning November 1, 2019, using the transition method whereby prior comparative periods will not be retrospectively presented in the Consolidated Financial Statements. The Company is currently evaluating the impact of these amendments and other available practical expedients on its Condensed Consolidated Financial Statements.
In April 2019, The FASB amended its standards on recognizing and measuring financial instruments to address the scope of the guidance, the requirement for remeasurement when using the measurement alternative and certain disclosure requirements. The Company is required to adopt the guidance in the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated Financial Statements.
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

•
HPE Pointnext creates preferred IT experiences that power the digital business. The HPE Pointnext team and the Company's extensive partner network provide value across the IT life cycle delivering advice, transformation projects, professional services, support services and operational services for Hybrid IT. HPE Pointnext is also a provider of on-premises flexible consumption models, such as HPE GreenLake, that enable IT agility, simplify operations and align cost to business value. HPE Pointnext offerings include Operational Services, and Advisory and Professional Services.

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
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, amortization of intangible assets, restructuring charges, transformation costs, disaster charges, acquisition, disposition and other related charges, and separation costs.
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

Segment Operating Results

	Hybrid IT	Intelligent Edge	Financial Services	Corporate Investments	Total
	In millions
Three months ended April 30, 2019
Net revenue	$5,469	$662	$894	$125	$7,150
Intersegment net revenue and other	167	4	2	—	173
Total segment net revenue	$5,636	$666	$896	$125	$7,323
Segment earnings (loss) from operations	$645	$20	$77	$(29)	$713
Three months ended April 30, 2018
Net revenue	$5,721	$699	$914	$134	$7,468
Intersegment net revenue and other	172	7	2	—	181
Total segment net revenue	$5,893	$706	$916	$134	$7,649
Segment earnings (loss) from operations	$591	$56	$72	$(28)	$691
Six months ended April 30, 2019
Net revenue	$11,301	$1,349	$1,810	$243	$14,703
Intersegment net revenue and other	305	3	5	—	313
Total segment net revenue	$11,606	$1,352	$1,815	$243	$15,016
Segment earnings (loss) from operations	$1,320	$29	$154	$(57)	$1,446
Six months ended April 30, 2018
Net revenue	$11,721	$1,351	$1,800	$270	$15,142
Intersegment net revenue and other	330	11	4	—	345
Total segment net revenue	$12,051	$1,362	$1,804	$270	$15,487
Segment earnings (loss) from operations	$1,163	$90	$143	$(54)	$1,342

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The reconciliation of segment operating results to Hewlett Packard Enterprise condensed consolidated results was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	In millions
Net Revenue:
Total segments	$7,323	$7,649	$15,016	$15,487
Eliminations of intersegment net revenue and other	(173)	(181)	(313)	(345)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$7,150	$7,468	$14,703	$15,142
Earnings before taxes:
Total segment earnings from operations	$713	$691	$1,446	$1,342
Unallocated corporate costs and eliminations	(64)	(61)	(114)	(120)
Unallocated stock-based compensation expense	(15)	(20)	(29)	(50)
Amortization of intangible assets	(69)	(72)	(141)	(150)
Restructuring charges	—	(10)	—	(15)
Transformation costs	(54)	(120)	(132)	(365)
Disaster charges	7	—	7	—
Acquisition, disposition and other related charges	(84)	(16)	(147)	(46)
Separation costs	—	(26)	—	(2)
Interest and other, net	(18)	(78)	(69)	(99)
Tax indemnification adjustments	4	(425)	223	(1,344)
Non-service net periodic benefit credit	17	31	33	64
Earnings (loss) from equity interests	3	(10)	18	12
Total Hewlett Packard Enterprise condensed consolidated earnings (loss) from continuing operations before taxes	$440	$(116)	$1,095	$(773)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Net revenue by segment and business unit was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	In millions
Hybrid IT
Hybrid IT Product
Compute	$3,093	$3,263	$6,495	$6,781
Storage	942	912	1,917	1,860
Total Hybrid IT Product	4,035	4,175	8,412	8,641
HPE Pointnext	1,601	1,718	3,194	3,410
Total Hybrid IT	5,636	5,893	11,606	12,051
Intelligent Edge
HPE Aruba Product	577	629	1,174	1,211
HPE Aruba Services	89	77	178	151
Total Intelligent Edge	666	706	1,352	1,362
Financial Services	896	916	1,815	1,804
Corporate Investments	125	134	243	270
Total segment net revenue	7,323	7,649	15,016	15,487
Eliminations of intersegment net revenue and other	(173)	(181)	(313)	(345)
Total Hewlett Packard Enterprise condensed consolidated net revenue(1)	$7,150	$7,468	$14,703	$15,142

(1)	Revenue from leasing arrangements within Financial Services and Eliminations of intersegment net revenue and other are not subject to the new revenue standard.

The Company’s net revenue by geographic regions was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	In millions
Americas	$2,667	$2,898	$5,672	$5,900
Europe, Middle East and Africa	2,727	2,787	5,637	5,624
Asia Pacific and Japan	1,756	1,783	3,394	3,618
Total Hewlett Packard Enterprise condensed consolidated net revenue(1)	$7,150	$7,468	$14,703	$15,142

(1)	Revenue from leasing arrangements within Financial Services and Eliminations of intersegment net revenue and other are not subject to the new revenue standard.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restructuring Activity
In connection with the 2015 and 2012 Plans, restructuring charges of $10 million and $15 million were recorded by the Company for the three and six months ended April 30, 2018, respectively, based on restructuring activities impacting the Company's employees and infrastructure. For details on restructuring charges related to HPE Next, see Note 4, "HPE Next".
Restructuring activities related to the Company's employees and infrastructure for the 2015 and 2012 Plans are presented in the table below:

	2015 Plan		2012 Plan
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Total
	In millions
Liability as of October 31, 2018	$62	$10	$11	$1	$84
Cash payments	(18)	(2)	(3)	(1)	(24)
Liability as of April 30, 2019	$44	$8	$8	$—	$60
Total costs incurred to date, as of April 30, 2019	$751	$78	$1,268	$145	$2,242
Total costs expected to be incurred, as of April 30, 2019	$751	$78	$1,268	$145	$2,242
The current restructuring liabilities related to the plans in the table above, reported in Accrued restructuring in the Condensed Consolidated Balance Sheets at April 30, 2019 and October 31, 2018, were $40 million and $53 million, respectively. The non-current restructuring liabilities related to the plans in the table above, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets at April 30, 2019 and October 31, 2018, were $20 million and $31 million, respectively.
Note 4: HPE Next
Transformation Costs
The HPE Next initiative is expected to be implemented through fiscal 2020, during which time the Company expects to incur expenses for workforce reductions, to upgrade and simplify its IT infrastructure, and for other non-labor actions. These costs will be partially offset by proceeds received from real estate sales.
In association with the HPE Next initiative, during the three and six months ended April 30, 2019, the Company incurred $55 million and $138 million of net charges, of which $54 million and $132 million were recorded within Transformation costs, and $1 million and $6 million were recorded within Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings, respectively. During the three and six months ended April 30, 2018, the Company incurred $123 million and $368 million of net charges, of which $120 million and $365 million were recorded within Transformation costs, and $3 million was recorded within Non-service net periodic benefit credit for both periods, in the Condensed Consolidated Statements of Earnings, respectively.

	Three months ended April 30,		Six months ended April 30,
	2019	2018	2019	2018
	In millions
Program management(1)	$9	$30	$20	$54
IT costs	26	36	53	69
Restructuring charges(2)	18	85	51	256
Gain on real estate sales	(7)	(36)	(7)	(37)
Other(3)	9	8	21	26
Total	$55	$123	$138	$368

(1)	Primarily consists of consulting fees and other direct costs attributable to the design and implementation of the HPE Next initiative.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(2)
For the three and six months ended April 30, 2019 and 2018, a portion of these costs were recorded in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings as described above.

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

	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2018	$291	$33
Charges	43	8
Cash payments	(162)	(12)
Non-cash items	(8)	(2)
Liability as of April 30, 2019	$164	$27
Total costs incurred to date, as of April 30, 2019	$809	$69
Total costs expected to be incurred, as of April 30, 2019	$1,200	$180
As of April 30, 2019 and October 31, 2018, the current restructuring liability related to the HPE Next Plan, reported in Accrued restructuring in the Condensed Consolidated Balance Sheets, was $152 million and $241 million, respectively. The non-current restructuring liability related to the HPE Next Plan, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of April 30, 2019 and October 31, 2018 was $39 million and $83 million, respectively.
Note 5: Retirement and Post-Retirement Benefit Plans
The Company's net pension benefit cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings for the three and six months ended April 30, 2019 and 2018, was as follows:

	Three months ended April 30,		Six months ended April 30,
	2019	2018	2019	2018
	In millions
Service cost	$21	$27	$42	$53
Interest cost(1)	56	58	111	113
Expected return on plan assets(1)	(130)	(145)	(260)	(284)
Amortization and deferrals(1):
Actuarial loss	60	54	117	106
Prior service benefit	(4)	(4)	(8)	(8)
Net periodic benefit cost (credit)	3	(10)	2	(20)
Settlement loss(1)	1	2	6	2
Special termination benefits(1)	1	2	1	4
Net benefit cost (credit)	$5	$(6)	$9	$(14)

(1)	These non-service components of net periodic benefit cost were included in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings.
Net benefit cost for the Company's post-retirement benefit plans was not material for the three and six months ended April 30, 2019 and 2018.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6: Taxes on Earnings
Provision for Taxes
The Company's effective tax rate was 4.8% and 832.8% for the three months ended April 30, 2019 and 2018, respectively, and 45.6% and 401.7% for the six months ended April 30, 2019 and 2018, respectively. The effective tax rates for the three and six months ended April 30, 2019 and 2018 were significantly impacted by the Tax Act. The effective tax rate for the three and six months ended April 30, 2018 also included the settlement of certain pre-Separation tax liabilities of HP Inc.
For the three and six months ended April 30, 2019, the Company recorded $45 million of net income tax benefits and $383 million of income tax charges, respectively, related to various items discrete to the period. For the three months ended April 30, 2019, this amount primarily included $27 million of income tax benefits on restructuring charges, and acquisition, disposition and other related charges and $24 million of income tax benefits related to changes in U.S. federal and state valuation allowances as a result of impacts of the Tax Act, partially offset by $10 million of income tax charges related to the change in pre-Separation tax liabilities for which the Company shares joint and several liability with HP Inc. and for which the Company is partially indemnified by HP Inc. under the Tax Matters Agreement. For the six months ended April 30, 2019, the amount primarily included $351 million of income tax charges related to changes in U.S. federal and state valuation allowances as a result of impacts of the Tax Act, $44 million of income tax charges related to the change in pre-Separation tax liabilities for which the Company shares joint and several liability with HP Inc. and for which the Company is partially indemnified by HP Inc. under the Tax Matters Agreement, and $40 million of income tax charges related to future withholding tax costs on distributions of earnings, partially offset by $57 million of income tax benefits on restructuring charges, and acquisition, disposition and other related charges.
For the three and six months ended April 30, 2018, the Company recorded $1.0 billion and $3.2 billion of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended April 30, 2018 this amount primarily included $1.1 billion of income tax benefits for the effects of the settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities, $28 million of net excess tax benefits related to stock-based compensation, $18 million of net income tax benefits on restructuring charges, separation costs and acquisition, disposition and other related charges, partially offset by $125 million of income tax charges for impacts related to U.S. tax reform. For the six months ended April 30, 2018, this amount primarily included $2.0 billion of income tax benefits for the effects of the settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities, $681 million of income tax benefits for impacts related to U.S. tax reform, $239 million of income tax benefits from foreign tax credits and from the release of non-U.S. valuation allowances on deferred tax assets and liabilities established in connection with the Everett Transaction following changes in foreign tax laws, $203 million of income tax benefits related to the liquidation of an insolvent non-U.S. subsidiary, $62 million of net income tax benefits on restructuring charges, separation costs and acquisition, disposition and other related charges and $42 million of net excess tax benefits related to stock-based compensation.
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
Uncertain Tax Positions
As of April 30, 2019 and October 31, 2018, the amount of unrecognized tax benefits was $8.8 billion of which up to $1.1 billion would affect the Company's effective tax rate if realized as of their respective periods. The Company is joint and severally

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

liable for certain pre-Separation tax liabilities of HP Inc. HP Inc. is subject to numerous ongoing audits by federal, state and foreign tax authorities.
The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in (Provision) benefit for taxes in the Condensed Consolidated Statements of Earnings. As of April 30, 2019 and October 31, 2018, the Company has recorded $173 million and $142 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. The Company does not expect complete resolution of any audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing, joint and several tax liabilities and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $6.4 billion within the next 12 months, of which up to $210 million would affect the Company’s effective tax rate if realized.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2019	October 31, 2018
	In millions
Deferred tax assets	$2,199	$2,403
Deferred tax liabilities	(275)	(228)
Deferred tax assets net of deferred tax liabilities	$1,924	$2,175
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
Note 7: Balance Sheet Details
Balance sheet details were as follows:
Cash and cash equivalents

	As of
	April 30, 2019	October 31, 2018
	In millions
Cash and cash equivalents	$3,585	$4,880
Restricted cash(1)	204	204
Cash, cash equivalents and restricted cash(2)	$3,789	$5,084

(1) Restricted cash was included in Other current assets in the Condensed Consolidated Balance Sheets.
(2) The beginning and ending balances of Cash, cash equivalents and restricted cash are disclosed in the Condensed Consolidated Statements of Cash Flows.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Inventory

	As of
	April 30, 2019	October 31, 2018
	In millions
Finished goods	$1,222	$1,274
Purchased parts and fabricated assemblies	960	1,173
Total	$2,182	$2,447
For the six months ended April 30, 2019, the decrease in inventory was due primarily to slower inventory replenishment as a result of improved market supply availability for key commodities.
Other Current Assets

	As of
	April 30, 2019	October 31, 2018
	In millions
Value-added tax receivables	$633	$811
Short-term tax receivables and prepaid taxes	264	535
Manufacturer and other receivables	886	1,141
Prepaid and other current assets	853	793
Total	$2,636	$3,280
For the six months ended April 30, 2019, the decrease in Other current assets was due primarily to a decrease in short-term tax receivables and prepaid taxes following the adoption of the new accounting standard related to income taxes in the first quarter of fiscal 2019, a decrease in manufacturer and other receivables as a result of lower receivables from contract manufacturers and a decrease in value-added tax receivables.
Property, Plant and Equipment

	As of
	April 30, 2019	October 31, 2018
	In millions
Land	$293	$294
Buildings and leasehold improvements	2,138	2,103
Machinery and equipment, including equipment held for lease	9,578	9,419
	12,009	11,816
Accumulated depreciation	(5,871)	(5,678)
Total	$6,138	$6,138
Notes Payable and Short-Term Borrowings

	As of
	April 30, 2019	October 31, 2018
	In millions
Current portion of long-term debt	$1,186	$1,196
FS commercial paper	551	392
Notes payable to banks, lines of credit and other(1)	377	417
Total	$2,114	$2,005

(1)	As of April 30, 2019 and October 31, 2018, notes payable to banks, lines of credit and other includes $316 million and $361 million, respectively, of borrowing associated with FS and its subsidiaries.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Warranties
The Company's aggregate product warranty liability as of April 30, 2019, and changes during the six months then ended were as follows:

Six Months Ended April 30, 2019
In millions
Balance at beginning of period	$430
Accruals for warranties issued	117
Adjustments related to pre-existing warranties	(4)
Settlements made	(143)
Balance at end of period	$400
Contract balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	April 30, 2019	October 31, 2018
	In millions
Accounts receivable, net
Accounts receivable	$2,992	$3,117
Unbilled receivables	184	185
Allowance for doubtful accounts	(33)	(39)
Total	$3,143	$3,263

Contract Liabilities
Contract liabilities consist of deferred revenue. The aggregate balances of current and non-current deferred revenue was $5.8 billion as of April 30, 2019 and October 31, 2018, which included $101 million and $82 million of deferred revenue related to FS, respectively. During the six months ended April 30, 2019, approximately $3.5 billion of deferred revenue was recognized as revenue.
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
Remaining performance obligations consist of deferred revenue. As of April 30, 2019, the aggregate amount of remaining performance obligations was $5.8 billion. The Company expects to recognize approximately 43% of this amount as revenue over the remaining fiscal year.
Costs to Obtain a Contract
As of April 30, 2019, the current and non-current portions of the capitalized costs to obtain a contract were $43 million and $66 million, which were included in Other current assets and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheet. During the three and six months ended April 30, 2019, the Company amortized $12 million and $22 million of the capitalized costs to obtain a contract, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8: Financing Receivables and Operating Leases
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	April 30, 2019	October 31, 2018
	In millions
Minimum lease payments receivable	$8,704	$8,691
Unguaranteed residual value	314	297
Unearned income	(745)	(732)
Financing receivables, gross	8,273	8,256
Allowance for doubtful accounts	(123)	(120)
Financing receivables, net	8,150	8,136
Less: current portion(1)	(3,453)	(3,396)
Amounts due after one year, net(1)	$4,697	$4,740

(1)
The Company includes the current portion in Financing receivables, and amounts due after one year, net in Long-term financing receivables and other assets, in the accompanying Condensed Consolidated Balance Sheets.

Sale of Financing Receivables
During the six months ended April 30, 2019 and 2018, the Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the six months ended April 30, 2019 and 2018, the Company sold $73 million and $71 million, respectively, of financing receivables. The gains recognized on the sales of financing receivables were not material for both periods.
Credit Quality Indicators
The credit risk profile of gross financing receivables, based upon internal risk ratings, was as follows:

	As of
	April 30, 2019	October 31, 2018
	In millions
Risk Rating:
Low	$4,185	$4,238
Moderate	3,856	3,805
High	232	213
Total	$8,273	$8,256
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Allowance for Doubtful Accounts
The allowance for doubtful accounts for financing receivables as of April 30, 2019 and October 31, 2018 and the respective changes during the six and twelve months then ended were as follows:

	As of
	April 30, 2019	October 31, 2018
	In millions
Balance at beginning of period	$120	$86
Provision for doubtful accounts	15	49
Write-offs	(12)	(15)
Balance at end of period	$123	$120
The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	April 30, 2019	October 31, 2018
	In millions
Gross financing receivables collectively evaluated for loss	$7,912	$7,917
Gross financing receivables individually evaluated for loss(1)	361	339
Total	$8,273	$8,256
Allowance for financing receivables collectively evaluated for loss	$80	$78
Allowance for financing receivables individually evaluated for loss	43	42
Total	$123	$120

(1)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	April 30, 2019	October 31, 2018
	In millions
Billed:(1)
Current 1-30 days	$336	$275
Past due 31-60 days	28	42
Past due 61-90 days	28	13
Past due > 90 days	70	74
Unbilled sales-type and direct-financing lease receivables	7,811	7,852
Total gross financing receivables	$8,273	$8,256
Gross financing receivables on non-accrual status(2)	$222	$226
Gross financing receivables 90 days past due and still accruing interest(2)	$139	$113

(1)	Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Operating Leases
Operating lease assets included in Property, plant and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2019	October 31, 2018
	In millions
Equipment leased to customers	$7,306	$7,290
Accumulated depreciation	(3,191)	(3,078)
Total	$4,115	$4,212
Note 9: Goodwill
Goodwill allocated to the Company's reportable segments as of April 30, 2019 and the change in the respective carrying amounts during the six months then ended were as follows:

	Hybrid IT	Intelligent Edge	Financial Services	Total
	In millions
Balance at October 31, 2018(1) (2)	$15,479	$1,914	$144	$17,537
Goodwill acquired during the period(3)	48	—	—	48
Goodwill adjustments	2	—	—	2
Balance at April 30, 2019(2)	$15,529	$1,914	$144	$17,587

(1)
As a result of the organizational realignments effective during the first quarter of fiscal 2019, which are described in detail in Note 2, "Segment Information", goodwill was reclassified to the respective segments as of the beginning of the period using a relative fair value approach.

(2)
Goodwill is net of an accumulated impairment loss of $88 million related to the Corporate Investments segment which was recorded during the fourth quarter of fiscal 2018. There is no remaining goodwill in the Corporate Investments segment.

(3)	Goodwill acquired in connection with the acquisition of BlueData.
Goodwill is tested for impairment at the reporting unit level. As of April 30, 2019, the Company's reporting units containing goodwill are consistent with the reportable segments identified in Note 2, "Segment Information". The Company will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2019				As of October 31, 2018
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$1,091	$—	$1,091	$—	$781	$—	$781
Money market funds	901	—	—	901	2,340	—	—	2,340
Foreign bonds	7	123	—	130	7	124	—	131
Other debt securities	—	—	33	33	—	—	25	25
Derivative Instruments:
Foreign exchange contracts	—	394	—	394	—	496	—	496
Other derivatives	—	2	—	2	—	—	—	—
Total assets	$908	$1,610	$33	$2,551	$2,347	$1,401	$25	$3,773
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$135	$—	$135	$—	$353	$—	$353
Foreign exchange contracts	—	99	—	99	—	117	—	117
Other derivatives	—	—	—	—	—	6	—	6
Total liabilities	$—	$234	$—	$234	$—	$476	$—	$476
During the six months ended April 30, 2019, there were no transfers between levels within the fair value hierarchy.
Other Fair Value Disclosures
Short- and Long-Term Debt: At April 30, 2019 and October 31, 2018, the estimated fair value of the Company's short-term and long-term debt was $13.0 billion and $12.2 billion, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of April 30, 2019				As of October 31, 2018
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,091	$—	$—	$1,091	$781	$—	$—	$781
Money market funds	901	—	—	901	2,340	—	—	2,340
Total cash equivalents	1,992	—	—	1,992	3,121	—	—	3,121
Available-for-Sale Investments:
Foreign bonds	111	19	—	130	113	18	—	131
Other debt securities	33	—		33	26	—	(1)	25
Total available-for-sale investments	144	19	—	163	139	18	(1)	156
Total cash equivalents and available-for-sale debt investments	$2,136	$19	$—	$2,155	$3,260	$18	$(1)	$3,277
As of April 30, 2019 and October 31, 2018, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of April 30, 2019 and October 31, 2018. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of available-for-sale debt investments were as follows:

	April 30, 2019
	Amortized Cost	Fair Value
	In millions
Due in one to five years	$9	$9
Due in more than five years	135	154
	$144	$163
Equity Investments
Equity securities investments in privately held companies are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. The carrying amount of these investments without readily determinable fair values amounted to $178 million and $162 million at April 30, 2019 and October 31, 2018, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. These investments amounted to $2.4 billion at April 30, 2019 and October 31, 2018.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of April 30, 2019					As of October 31, 2018
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$6,850	$—	$—	$—	$135	$6,850	$—	$—	$—	$353
Cash flow hedges:
Foreign currency contracts	8,464	191	110	23	19	8,423	270	107	11	15
Net investment hedges:
Foreign currency contracts	1,682	32	29	15	10	1,737	32	41	13	11
Total derivatives designated as hedging instruments	16,996	223	139	38	164	17,010	302	148	24	379
Derivatives not designated as hedging instruments
Foreign currency contracts	5,511	31	1	30	2	6,780	41	5	55	12
Other derivatives	103	2	—	—	—	104	—	—	6	—
Total derivatives not designated as hedging instruments	5,614	33	1	30	2	6,884	41	5	61	12
Total derivatives	$22,610	$256	$140	$68	$166	$23,894	$343	$153	$85	$391
Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of April 30, 2019 and October 31, 2018, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements were as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of April 30, 2019
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$396	$—	$396	$124	$206	(1)	$66
Derivative liabilities	$234	$—	$234	$124	$111	(2)	$(1)

	As of October 31, 2018
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$496	$—	$496	$179	$205	(1)	$112
Derivative liabilities	$476	$—	$476	$179	$302	(2)	$(5)

(1)
Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

(2)
Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of April 30, 2019, of the $111 million of collateral posted, $104 million was in cash and $7 million was through re-use of counterparty collateral. As of October 31, 2018, $302 million of collateral posted was entirely in cash.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three and six months ended April 30, 2019 and 2018 were as follows:

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2019	Six months ended April 30, 2019	Hedged Item	Location	Three months ended April 30, 2019	Six months ended April 30, 2019
		In millions				In millions
Interest rate contracts	Interest and other, net	$60	$218	Fixed-rate debt	Interest and other, net	$(60)	$(218)

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2018	Six months ended April 30, 2018	Hedged Item	Location	Three months ended April 30, 2018	Six months ended April 30, 2018
		In millions				In millions
Interest rate contracts	Interest and other, net	$(72)	$(210)	Fixed-rate debt	Interest and other, net	$72	$210

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2019 were as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2019	Six months ended April 30, 2019	Location	Three months ended April 30, 2019	Six months ended April 30, 2019
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$96	$59	Net revenue	$46	$126
Foreign currency contracts	32	103	Interest and other, net	22	75
Total cash flow hedges	$128	$162	Net earnings from continuing operations	$68	$201
Net investment hedges:
Foreign currency contracts	$38	$(5)	Interest and other, net	$—	$—
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2018 was as follows:

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
As of April 30, 2019 and 2018, no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow, and net investment hedges was not material for the three and six months ended April 30, 2019 and 2018.
As of April 30, 2019, the Company expects to reclassify an estimated net Accumulated other comprehensive gain of approximately $75 million, net of taxes, to earnings in the next twelve months, along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Earnings for the three and six months ended April 30, 2019 and 2018 was as follows:

		Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended April 30, 2019	Three months ended April 30, 2018	Six months ended April 30, 2019	Six months ended April 30, 2018
		In millions
Foreign currency contracts	Interest and other, net	$108	$261	$(123)	$(129)
Other derivatives	Interest and other, net	(3)	(1)	7	—
Total		$105	$260	$(116)	$(129)
Note 12: Borrowings
Commercial Paper
Hewlett Packard Enterprise's Board of Directors has authorized the issuance of up to $4.0 billion in aggregate principal amount of commercial paper by Hewlett Packard Enterprise. Hewlett Packard Enterprise's subsidiaries are authorized to issue up to an additional $1.0 billion in aggregate principal amount of commercial paper. Hewlett Packard Enterprise maintains two commercial paper programs, and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.0 billion. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $4.0 billion authorized by Hewlett Packard Enterprise's Board of Directors. The Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion, which was increased from $500 million, by way of an amendment in April 2019. As of April 30, 2019 and October 31, 2018, no borrowings were outstanding under Hewlett Packard Enterprise’s two commercial paper programs, and $551 million and $392 million, respectively, were outstanding under the subsidiary’s program.
Note 13: Stockholders' Equity
Taxes related to Other Comprehensive Income

	Three months ended April 30,		Six months ended April 30,
	2019	2018	2019	2018
	In millions
Taxes on change in net unrealized gains (losses) on cash flow hedges:
Tax (provision) benefit on net unrealized gains (losses) arising during the period	$(17)	$(11)	$(18)	$14
Tax provision (benefit) on net (gains) losses reclassified into earnings	8	(12)	24	(16)
	(9)	(23)	6	(2)
Taxes on change in unrealized components of defined benefit plans:
Tax (provision) benefit on gains (losses) arising during the period	(2)	—	8	(1)
Tax provision on amortization of actuarial loss and prior service benefit	(3)	(3)	(6)	(6)
Tax benefit (provision) on curtailments, settlements and other	2	—	(7)	(7)
	(3)	(3)	(5)	(14)
Tax benefit on change in cumulative translation adjustment	4	4	1	1
Tax (provision) benefit on other comprehensive income	$(8)	$(22)	$2	$(15)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Other Comprehensive Income, net of taxes

	Three months ended April 30,		Six months ended April 30,
	2019	2018	2019	2018
	In millions
Other comprehensive income, net of taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains arising during the period	$3	$—	$5	$1
Gains reclassified into earnings	—	(17)	(3)	(9)
	3	(17)	2	(8)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	111	71	144	(85)
Net (gains) losses reclassified into earnings(1)	(60)	79	(177)	105
	51	150	(33)	20
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	6	—	(39)	1
Amortization of actuarial loss and prior service benefit(2)	52	46	101	90
Curtailments, settlements and other	4	2	—	(5)
	62	48	62	86
Change in cumulative translation adjustment	(2)	(22)	7	1
Other comprehensive income, net of taxes	$114	$159	$38	$99

(1)	For more details on the reclassification of pre-tax net (gains) losses on cash flow hedges into the Condensed Consolidated Statements of Earnings, see Note 11, "Financial Instruments".

(2)	These components are included in the computation of net pension and post-retirement benefit cost in Note 5, "Retirement and Post-Retirement Benefit Plans".
The components of Accumulated other comprehensive loss, net of taxes as of April 30, 2019, and changes during the six months ended April 30, 2019 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$17	$106	$(2,922)	$(419)	$(3,218)
Other comprehensive income (loss) before reclassifications	5	144	(39)	7	117
Reclassifications of (gains) losses into earnings	(3)	(177)	101	—	(79)
Balance at end of period	$19	$73	$(2,860)	$(412)	$(3,180)
Share Repurchase Program
For the six months ended April 30, 2019, the Company repurchased and settled a total of 91 million shares under its share repurchase program through open market repurchases, which included 2.4 million shares that were unsettled open market repurchases as of October 31, 2018. Additionally, as of April 30, 2019, the Company had unsettled open market repurchases of 1.2 million shares. Shares repurchased during the six months ended April 30, 2019 were recorded as a $1.4 billion reduction to stockholders' equity. As of April 30, 2019, the Company had a remaining authorization of $3.3 billion for future share repurchases.

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
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended April 30,		Six months ended April 30,
	2019	2018	2019	2018
	In millions, except per share amounts
Numerator:
Net earnings from continuing operations	$419	$850	$596	$2,332
Net loss from discontinued operations	—	(72)	—	(118)
Net earnings	$419	$778	$596	$2,214
Denominator:
Weighted-average shares used to compute basic net EPS	1,367	1,552	1,384	1,571
Dilutive effect of employee stock plans	15	30	13	30
Weighted-average shares used to compute diluted net EPS	1,382	1,582	1,397	1,601
Basic net earnings (loss) per share:
Continuing operations	$0.31	$0.55	$0.43	$1.48
Discontinued operations(1)	—	(0.05)	—	(0.07)
Basic net earnings per share	$0.31	$0.50	$0.43	$1.41
Diluted net earnings (loss) per share:
Continuing operations	$0.30	$0.54	$0.43	$1.46
Discontinued operations(1)(2)	—	(0.05)	—	(0.08)
Diluted net earnings per share	$0.30	$0.49	$0.43	$1.38
Anti-dilutive weighted-average stock awards(3)	2	1	3	3

(1)	EPS for discontinued operations was calculated by deducting the EPS from continuing operations from the total EPS.

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

Note 15: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of Intellectual Property ("IP"), commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of April 30, 2019, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Litigation, Proceedings and Investigations
Ross and Rogus v. Hewlett Packard Enterprise Company. On November 8, 2018, a putative class action complaint was filed in in the Superior Court of California, County of Santa Clara alleging that HPE pays its California-based female employees “systemically lower compensation” than HPE pays male employees performing substantially similar work. The complaint alleges various California state law claims, including California’s Equal Pay Act, Fair Employment and Housing Act, and Unfair Competition Law, and seeks certification of a California-only class of female employees employed in certain “Covered Positions.” The complaint seeks damages, statutory and civil penalties, attorneys’ fees and costs. On April 2, 2019, HPE filed a demurrer to all causes of action and an alternative motion to strike portions of the complaint. HPE’s motions are set for hearing on June 28, 2019.
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
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers.  Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals aged 40 and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On September 20, 2017, the court granted the defendants' motion to compel arbitration and administratively closed the case pending resolution of the arbitration proceedings. On November 30, 2017, three named plaintiffs filed a single arbitration demand. Thirteen additional plaintiffs later joined the arbitration. On December 22, 2017, defendants filed a motion to (1) stay the case pending arbitrations and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand. On February 6, 2018, the court granted the motion to stay and denied the motion to enjoin. The claims of these sixteen arbitration named plaintiffs have been resolved. Additional opt-in plaintiffs have since been added to the litigation and the parties are engaged in the arbitration process for those claims. The Forsyth class action remains stayed.
Wall v. Hewlett Packard Enterprise Company and HP Inc. This certified California class action and Private Attorney General Act action was filed against Hewlett-Packard Company on January 17, 2012 and the fifth amended (and operative) complaint was filed against HP Inc. and Hewlett Packard Enterprise on June 28, 2016 in the Superior Court of California, County of Orange. The complaint alleges that the defendants paid earned incentive compensation late and failed to timely pay final wages in violation of the California Labor Code. On August 9, 2016, the court ordered the class certified without prejudice to a future motion to amend or modify the class certification order or to decertify. The scheduled January 22, 2018 trial date was vacated following the parties’ notification to the court that they had reached a preliminary agreement to resolve the dispute. The parties subsequently finalized and executed a settlement agreement and, on May 9, 2018, plaintiff filed a motion seeking preliminary approval of the settlement. On July 2, 2018, the court issued an order granting preliminary approval of the settlement. On December 21, 2018, the court issued an order granting final approval of the settlement and setting a hearing for September 27, 2019 to confirm that the settlement distributions have been made.  A Qualified Settlement Fund has been fully funded.
Jackson, et al. v. HP Inc. and Hewlett Packard Enterprise. This putative nationwide class action was filed on July 24, 2017 in the United States District Court for the Northern District of California, San Jose Division. Plaintiffs purport to bring the lawsuit on behalf of themselves and other similarly situated African-Americans and individuals over the age of forty. Plaintiffs allege that defendants engaged in a pattern and practice of racial and age discrimination in lay-offs and promotions. Plaintiffs filed an amended complaint on September 29, 2017. Plaintiffs seek damages, attorneys’ fees and costs, and declaratory and injunctive relief. On January 12, 2018, defendants moved to transfer the matter to the federal district court in the Northern District of Georgia. Defendants also moved to dismiss the claims on various grounds and to strike certain aspects of the proposed class definition. On July 11, 2018, the court granted defendants' motion to dismiss this action for improper venue, and also partially dismissed and struck certain claims without prejudice to re-filing in the appropriate venue. On July 23, 2018, plaintiffs re-filed their lawsuit in the United States District Court for the Northern District of Georgia. On August 9, 2018, plaintiffs filed a notice of appeal of the dismissal of the Northern District of California action with the Ninth Circuit Court of Appeals. On August 15, 2018, plaintiffs filed a motion to stay their lawsuit in the Northern District of Georgia, which was granted by the court.
Hewlett-Packard Company v. Oracle (Itanium). On June 15, 2011, HP Inc. filed suit against Oracle in the Superior Court of California, County of Santa Clara in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.’s Itanium-based line of mission critical servers.  HP Inc. asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases. HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers. Phase 2 of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP Inc.’s damages claim infringed on Oracle’s First Amendment rights.  On August 27, 2015, the California Court of Appeal rejected Oracle’s appeal. The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016.  On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. approximately $3 billion in damages:  $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for this amount with

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP Inc. filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. Oracle filed its opening brief in the California Court of Appeal on March 7, 2019. HP Inc.’s answering/cross-opening brief is due on June 12, 2019. Pursuant to the terms of the Separation and Distribution Agreement, HP Inc. and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the HP Inc. /Hewlett Packard Enterprise separation on November 1, 2015.
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition.  Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix’s alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On June 14, 2018, the court heard oral argument on HPE's and Oracle's cross-motions for summary judgment. The court has not yet ruled on the parties' motions. On January 29, 2019, the court granted HPE’s Motion for Summary Judgment as to all of Oracle’s claims and vacated the trial date. On February 20, 2019, the court entered judgment in favor of HPE, dismissing Oracle’s claims in their entirety. Oracle has appealed the trial court’s ruling to the United States Court of Appeals for the Ninth Circuit. Oracle’s opening brief is due June 27, 2019.
Network-1 Technologies, Inc. v. Alcatel-Lucent USA Inc., et al. This patent infringement action was filed on September 15, 2011 in the United States District Court for the Eastern District of Texas, alleging that various Hewlett Packard Enterprise switches and access points infringe Network-1’s patent relating to the 802.3af and 802.3at “Power over Ethernet” standards. Network-1 seeks damages, attorneys’ fees and costs, and declaratory and injunctive relief. The Network-1 patent at issue expires in 2020. A jury trial was conducted beginning on November 6, 2017. On November 13, 2017, the jury returned a verdict in favor of HPE, finding that HPE did not infringe Network-1’s patent and that the patent was invalid. On August 29 2018, the court denied Network-1's motion for a new trial on infringement and entered the jury's verdict finding that HPE does not infringe the relevant Network-1 patent. The court also granted Network-1's motion for Judgment as a Matter of Law on validity. Network-1 has appealed the jury verdict of non-infringement to the United States Court of Appeals for the Federal Circuit. HPE has cross-appealed the court’s decision to grant Network-1's motion for Judgment as a Matter of Law on validity. HPE expects appellate briefing to be completed by July 2019.
DXC Technology Indemnification Demand. On March 27, 2018, DXC Technology (“DXC”) served an arbitration demand on HPE under the Separation and Distribution Agreement by and between HPE and DXC (f/k/a Everett SpinCo, Inc.) dated May 24, 2016, relating to the separation of HPE’s Enterprise Services business (the “ES Business”). The arbitration demand asserts that HPE is required to indemnify DXC for any transferred long-term capitalized lease obligations of the ES Business that exceed the threshold amount of $250 million. DXC contends that this $250 million threshold was exceeded by approximately $1.0 billion because the valuation of the assets underlying certain leases did not justify their classification as operating leases based on the terms of such leases, thereby rendering them long-term capitalized lease obligations. The arbitration demand follows DXC's November 8, 2017 request for indemnification on this same issue. The arbitration began on February 4, 2019 and has been completed. The parties are awaiting the arbitration panel’s ruling.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 16: Indemnifications
General Cross-indemnification and Tax Matters Agreements with HP Inc., DXC and Micro Focus
In connection with the Separation and the Everett and Seattle Transactions, the Company entered into a Separation and Distribution Agreement and Tax Matters Agreement with HP Inc., DXC and affiliates, and Micro Focus and affiliates, effective November 1, 2015, March 31, 2017 and September 1, 2017, respectively. For further details on these agreements, see the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
As of April 30, 2019 and October 31, 2018, the Company’s receivable and payable balances related to indemnified litigation matters and other contingencies, and income tax-related indemnification covered by these agreements were as follows:

	As of
	April 30, 2019	October 31, 2018
	In millions
Litigation matters and other contingencies
Receivable	$94	$104
Payable	$65	$83

Income tax-related indemnification(1)
Net indemnification receivable - long-term(2)	$299	$16
Net indemnification receivable - short-term	$17	$17
Net indemnification payable - long-term	$9	$9
Net indemnification payable - short-term	$6	$26

(1)	The actual amount that the Company may receive or pay could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.

(2)
For the six months ended April 30, 2019, the increase in Net indemnification receivable - long-term was due primarily to the effects of U.S. tax reform on tax attributes related to fiscal periods prior to the Separation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•
Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares the three and six months ended April 30, 2019 to the prior-year periods.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations.  An analysis of our financial results comparing the three and six months ended April 30, 2019 to the prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.

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
The following Overview, Results of Operations and Liquidity discussions and analysis compare the three and six months ended April 30, 2019 to the prior-year periods, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of April 30, 2019, unless otherwise noted.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

We organize our business into four segments for financial reporting purposes: Hybrid IT, Intelligent Edge, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for the three months ended April 30, 2019, as compared to the prior-year period:

	HPE Consolidated	Hybrid IT		Intelligent Edge	Financial Services	Corporate Investments
	Dollars in millions, except for per share amounts
Net revenue(1)	$7,150	$5,636		$666	$896	$125
Year-over-year change %	(4.3)%	(4.4)%		(5.7)%	(2.2)%	(6.7)%
Earnings (loss) from continuing operations(2)	$434	$645		$20	$77	$(29)
Earnings (loss) from continuing operations as a % of net revenue	6.1%	11.4%		3.0%	8.6%	(23.2)%
Year-over-year change percentage points	1.2pts	1.4	pts	(4.9)pts	0.7pts	(2.3)pts
Net earnings from continuing operations	$419
Net earnings per share
Basic net EPS from continuing operations	$0.31
Diluted net EPS from continuing operations	$0.30

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, transformation costs, amortization of intangible assets, acquisition, disposition and other related charges, restructuring charges, separation costs and disaster charges.

Three months ended April 30, 2019 compared with three months ended April 30, 2018
Net revenue decreased by $318 million, or 4.3% (decreased 2.2% on a constant currency basis), for the three months ended April 30, 2019, as compared to the prior-year period in part due to deliberate actions we are taking to minimize revenue from less profitable product categories and from challenges we encountered in the North America region due to go-to-market execution issues. The leading contributor to the net revenue decrease was lower revenue of $257 million in Hybrid IT due to a decline in Tier-1 server sales within Compute, lower HPE Pointnext services revenue and unfavorable currency fluctuations. Additionally, we experienced a revenue decline in Intelligent Edge due to lower sales of HPE Aruba Products and lower revenue in Financial Services due to unfavorable foreign currency fluctuations. The overall net revenue decline was partially offset by revenue growth in Storage within Hybrid IT from HPE Nimble Storage and in Intelligent Edge from HPE Aruba Services.
We continue to execute on our HPE Next initiative, which includes streamlining our offerings and business processes, and shifting investments in innovation towards high growth and higher margin solutions and services, which provided a favorable impact to the performance of certain business units in the current period. Gross margin was 32.2% ($2.3 billion) and 30.2% ($2.3 billion) for the three months ended April 30, 2019 and 2018, respectively. The 2.0 percentage point increase in gross margin was due primarily to Hybrid IT as a result of a lower mix of revenue from Tier-1 server sales along with a higher mix of revenue from higher-margin products, a decrease in costs of services and products due to cost management activities and the year-over-year decrease in commodity costs. Operating margin increased 1.2 percentage points in the three months ended April 30, 2019, as compared to the prior-year period, due primarily to the combination of the gross margin increase and lower transformation costs related to the HPE Next initiative, partially offset by higher research and development expense as a percentage of net revenue and higher acquisition, disposition and other related charges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following provides an overview of our key financial metrics by segment for the six months ended April 30, 2019 as compared to the prior-year period:

	HPE Consolidated	Hybrid IT	Intelligent Edge	Financial Services	Corporate Investments
	Dollars in millions, except for per share amounts
Net revenue(1)	$14,703	$11,606	$1,352	$1,815	$243
Year-over-year change %	(2.9)%	(3.7)%	(0.7)%	0.6%	(10.0)%
Earnings from operations(2)	$890	$1,320	$29	$154	$(57)
Earnings from operations as a % of net revenue	6.1%	11.4%	2.1%	8.5%	(23.5)%
Year-over-year change percentage points	2.2pts	1.7pts	(4.5)pts	0.6pts	(3.5)pts
Net earnings from Continuing Operations	$596
Net earnings per share
Basic EPS from Continuing Operations	$0.43
Diluted EPS from Continuing Operations	$0.43

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, transformation costs, amortization of intangible assets, acquisition, disposition and other related charges, restructuring charges, separation costs and disaster charges.

Six months ended April 30, 2019 compared with six months ended April 30, 2018
Net revenue decreased by $439 million, or 2.9% (decreased 1.7% on a constant currency basis), for the six months ended April 30, 2019, as compared to the prior-year period. The leading contributor to the net revenue decrease was lower revenue of $445 million in Hybrid IT due to a decline in Tier-1 server sales within Compute, decreased HPE Pointnext services revenue and unfavorable currency fluctuations. Additionally, we experienced a revenue decline in Intelligent Edge due to lower sales of HPE Aruba Products. The overall net revenue decline was partially offset by a combination of factors including growth in Storage within Hybrid IT from HPE Nimble Storage, growth in Intelligent Edge from HPE Aruba Services, and higher revenue in Financial Services driven by increased asset management activity.
Gross margin was 31.6% ($4.7 billion) and 29.2% ($4.4 billion) for the six months ended April 30, 2019 and 2018, respectively. The 2.4 percentage point increase in gross margin was due primarily to Hybrid IT as a result of a lower mix of revenue from Tier-1 server sales along with a higher mix of revenue from higher-margin products, a decrease in cost of services and products due to cost management activities and the year-over-year decrease in commodity costs. Operating margin increased 2.2 percentage points in the six months ended April 30, 2019, as compared to the prior-year period, due primarily to the combination of the gross margin increase and lower transformation costs, partially offset by higher acquisition, disposition and other related charges and higher research and development expense as a percentage of net revenue.
As of April 30, 2019, cash, cash equivalents and restricted cash and long-term investments were $3.8 billion, representing a decrease of approximately $1.3 billion from the October 31, 2018 balance of $5.1 billion. The decrease was due primarily to the following: share repurchases and cash dividend payments of $1.7 billion and investments in property, plant and equipment, net of sales proceeds, of $1.2 billion, partially offset by cash provided by operating activities of $1.4 billion.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the six months ended April 30, 2019, with the exception of certain accounting policies that were updated resulting from our adoption of the new revenue recognition standard (See Note 1, "Overview and Summary of Significant Accounting Policies"), to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended April 30,				Six months ended April 30,
	2019		2018		2019		2018
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$7,150	100.0%	$7,468	100.0%	$14,703	100.0%	$15,142	100.0%
Cost of sales	4,845	67.8	5,210	69.8	10,052	68.4	10,715	70.8
Gross profit	2,305	32.2	2,258	30.2	4,651	31.6	4,427	29.2
Research and development	457	6.4	403	5.4	923	6.3	792	5.2
Selling, general and administrative	1,214	16.9	1,245	16.6	2,425	16.4	2,463	16.3
Amortization of intangible assets	69	0.9	72	1.0	141	0.9	150	1.0
Restructuring charges	—	—	10	0.2	—	—	15	0.1
Transformation costs	54	0.8	120	1.6	132	0.9	365	2.4
Disaster charges	(7)	(0.1)	—	—	(7)	—	—	—
Acquisition, disposition and other related charges	84	1.2	16	0.2	147	1.0	46	0.3
Separation costs	—	—	26	0.3	—	—	2	—
Earnings from continuing operations	434	6.1	366	4.9	890	6.1	594	3.9
Interest and other, net	(18)	(0.3)	(78)	(1.1)	(69)	(0.5)	(99)	(0.6)
Tax indemnification adjustments	4	0.1	(425)	(5.7)	223	1.5	(1,344)	(8.9)
Non-service net periodic benefit credit	17	0.3	31	0.4	33	0.2	64	0.4
Earnings (loss) from equity interests	3	—	(10)	(0.1)	18	0.1	12	0.1
Earnings (loss) from continuing operations before taxes	440	6.2	(116)	(1.6)	1,095	7.4	(773)	(5.1)
(Provision) benefit for taxes	(21)	(0.3)	966	12.9	(499)	(3.3)	3,105	20.5
Net earnings from continuing operations	419	5.9	850	11.4	596	4.1	2,332	15.4
Net loss from discontinued operations	—	—	(72)	(1.0)	—	—	(118)	(0.8)
Net earnings	$419	5.9%	$778	10.4%	$596	4.1%	$2,214	14.6%
Stock-based compensation expense is included within costs and expenses presented in the table above as follows:

	Three months ended April 30,		Six months ended April 30,
	2019	2018	2019	2018
	In millions
Cost of sales	$11	$12	$23	$27
Research and development	19	22	40	46
Selling, general and administrative	44	49	86	113
Transformation costs	—	—	2	3
Acquisition, disposition and other related charges	—	—	—	9
Separation costs	—	7	—	10
Stock-based compensation expense from continuing operations	$74	$90	$151	$208
Net Revenue
For the three months ended April 30, 2019, as compared to the prior-year period, total net revenue decreased by $318 million, or 4.3% (decreased 2.2% on a constant currency basis). U.S. net revenue decreased by $155 million, or 6.6%, to $2.2 billion, and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

net revenue from outside of the U.S. decreased by $163 million, or 3.2%, to $5.0 billion. For the six months ended April 30, 2019, as compared to the prior-year period, total net revenue decreased by $439 million, or 2.9% (decreased 1.7% on a constant currency basis). U.S. net revenue decreased by $127 million, or 2.6%, to $4.7 billion, and net revenue from outside of the U.S. decreased by $312 million, or 3.0%, to $10.0 billion.
The components of the weighted net revenue change by segment were as follows:

	Three months ended April 30, 2019	Six months ended April 30, 2019
	Percentage points
Hybrid IT	(3.4)	(2.9)
Intelligent Edge	(0.5)	(0.1)
Financial Services	(0.3)	0.1
Corporate Investments/Other (1)	(0.1)	—
Total HPE	(4.3)	(2.9)

(1) Other primarily relates to the elimination of intersegment net revenue.
Three and six months ended April 30, 2019 compared with the three and six months ended April 30, 2018
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:

•
Hybrid IT net revenue decreased for both periods due primarily to a decline in Compute revenue within Hybrid IT Product as a result of lower Tier-1 server sales as we continue to exit less profitable product categories and a decline in HPE Pointnext revenue due in part to demand weakness and unfavorable currency fluctuations;

•
Intelligent Edge net revenue decreased for both periods due primarily to a decline in revenue within HPE Aruba Product from WLAN and campus switching products as we experienced sales execution issues in the North America region and demand weakness; and

•
FS net revenue decreased for the three months ended April 30, 2019 as compared with the prior-year period due primarily to unfavorable foreign currency fluctuations and a decrease in rental revenue from lower average operating leases. FS net revenue increased for the six months ended April 30, 2019 as compared with the prior-year period due primarily to higher asset management revenue from lease buyouts, end-of-lease monthly rentals and lease extensions.

A more detailed discussion of segment revenue is included under "Segment Information" below.
Gross Margin
For the three and six months ended April 30, 2019, as compared to the prior-year periods, total gross margin increased 2.0 and 2.4 percentage points, respectively. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•
Hybrid IT gross margin increased for the three and six months ended April 30, 2019, as compared to the prior-year periods, due primarily to a combination of factors including a lower mix of revenue from Tier-1 server sales coupled with a higher mix of revenue from higher-margin products, lower costs of services and products due to our transformation initiatives, and the year-over-year decrease in commodity costs;

•
Intelligent Edge gross margin increased for the three months ended April 30, 2019, as compared to the prior-year period, due primarily to a higher mix of higher-margin HPE Aruba Services, favorable foreign currency fluctuations, lower variable compensation expense and cost management activities. Intelligent Edge gross margin increased for the six months ended April 30, 2019, as compared to the prior-year period, due primarily to favorable foreign currency fluctuations, a higher mix of higher-margin WLAN products and HPE Aruba Services, and cost management activities; and

•	FS gross margin increased for the three and six months ended April 30, 2019, as compared to the prior-year periods due primarily to higher asset management activity and higher margins.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.
Operating Expenses
Research and Development
Research and development ("R&D") expense increased by $54 million or 13% and by $131 million or 17%, for the three and six months ended April 30, 2019, respectively, as compared to the prior-year periods due primarily to increased investment in new product development in the Hybrid IT and Intelligent Edge segments, higher variable compensation expense, and higher costs associated with recent business acquisitions, partially offset by favorable currency fluctuations.
Selling, General and Administrative
Selling, general and administrative expense decreased by $31 million or 3% and by $38 million, or 2%, for the three and six months ended April 30, 2019, respectively, as compared to the prior-year periods due primarily to favorable currency fluctuations and lower marketing and administrative expenses as a result of the HPE Next initiative, partially offset by higher variable compensation expense. The decrease for the six months ended April 30, 2019 was also partially offset by higher litigation accruals.
Amortization of Intangible Assets
Amortization expense decreased by $3 million or 4%, and by $9 million or 6%, for the three and six months ended April 30, 2019, respectively, due to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods, partially offset by the addition of intangible assets from recent acquisitions.
Transformation Costs
For the three and six months ended April 30, 2019, HPE Next transformation costs decreased by $66 million or 55% and by $233 million or 64%, due primarily to lower restructuring charges of $67 million and $205 million, respectively, related to the HPE Next plan as well as lower program management charges and IT costs.
Disaster Charges
Disaster charges for the three months ended April 30, 2019 represent a net gain from settlements related to the damage sustained in our facilities in Houston, Texas, as a result of Hurricane Harvey.
Acquisition, Disposition and Other Related Charges
Acquisition, disposition and other related charges increased by $68 million and $101 million, for the three and six months ended April 30, 2019, respectively, as compared to the prior-year periods, due primarily to a litigation accrual and costs related to disposition activities, partially offset by reduced costs for acquisition related retention bonuses and integration activities.
Interest and Other, Net
Interest and other, net expense decreased by $60 million for the three months ended April 30, 2019, as compared with the prior-year period, due primarily to lower net losses from currency fluctuations and a gain from the sale of certain assets. Interest and other, net expense decreased by $30 million for the six months ended April 30, 2019, as compared to the prior-year period, due primarily to a net gain from the sale of investments and a gain from the sale of certain assets.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Non-service net periodic benefit credit
Non-service net periodic benefit credit for the three and six months ended April 30, 2019, represent adjustments to the net periodic pension benefit cost resulting from the remeasurement of certain Hewlett Packard Enterprise defined benefit pension and post-retirement benefit plans due to factors such as interest cost, expected return on plan assets, amortization of prior plan amendments, amortized actuarial gains or losses and the impact of any plan settlements or curtailments.

Tax Indemnification Adjustments
We recorded tax indemnification income of $4 million and tax indemnification expense of $425 million for the three months ended April 30, 2019 and 2018, respectively, and tax indemnification income of $223 million and tax indemnification expense of $1.3 billion for the six months ended April 30, 2019 and 2018, respectively. For the six months ended April 30, 2019, the amount was due primarily to the effects of U.S. tax reform on tax attributes related to fiscal periods prior to the Separation. For the three months ended April 30, 2019 and the three and six months ended April 30, 2018, the amount resulted from changes in certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc. and for which we are partially indemnified by HP Inc. under the Tax Matters Agreement.
Earnings from Equity Interests
Earnings from equity interests primarily represents our 49% interest in H3C and the amortization of our interest in a basis difference. For the three and six months ended April 30, 2019, earnings from equity interests increased by 130% and 50%, respectively, as compared to the prior-year periods, which was the result of higher net income earned by H3C.
Provision for Taxes
Our effective tax rate was 4.8% and 832.8% for the three months ended April 30, 2019 and 2018, respectively, and 45.6% and 401.7% for the six months ended April 30, 2019 and 2018, respectively. Our effective tax rates for the three and six months ended April 30, 2019 and 2018 were significantly impacted by the Tax Cuts and Jobs Act (the “Tax Act”). Our effective tax rate for the three and six months ended April 30, 2018 also included the settlement of certain pre-Separation tax liabilities of HP Inc.
On December 22, 2017, Tax Act was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a modified territorial tax system. See Note 6, "Taxes on Earnings", for a full description of the impact of the Tax Act to our operations.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Hybrid IT

	Three months ended April 30,
	2019	2018	% Change
	Dollars in millions
Net revenue	$5,636	$5,893	(4.4)%
Earnings from operations	$645	$591	9.1%
Earnings from operations as a % of net revenue	11.4%	10.0%

	Six months ended April 30,
	2019	2018	% Change
	Dollars in millions
Net revenue	$11,606	$12,051	(3.7)%
Earnings from operations	$1,320	$1,163	13.5%
Earnings from operations as a % of net revenue	11.4%	9.7%
The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2019	2018	2019
	Dollars in millions
Compute	$3,093	$3,263	(2.9)
Storage	942	912	0.5
Hybrid IT Product	4,035	4,175	(2.4)
HPE Pointnext	1,601	1,718	(2.0)
Total Hybrid IT	$5,636	$5,893	(4.4)

	Six months ended April 30,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2019	2018	2019
	Dollars in millions
Compute	$6,495	$6,781	(2.4)
Storage	1,917	1,860	0.5
Hybrid IT Product	8,412	8,641	(1.9)
HPE Pointnext	3,194	3,410	(1.8)
Total Hybrid IT	$11,606	$12,051	(3.7)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Three months ended April 30, 2019 compared with three months ended April 30, 2018
Hybrid IT net revenue decreased by $257 million, or 4.4% (decreased 2.6% on a constant currency basis), for the three months ended April 30, 2019 as we continue to execute on our HPE Next initiative, which includes streamlining our offerings and business processes, and shifting investments in innovation towards high growth and higher margin solutions and services. The decrease in Hybrid IT net revenue was due primarily to lower revenue from Compute as a result of a decline in Tier-1 server sales as we continue to exit less profitable product categories and a decline in HPE Pointnext revenue due in part to demand weakness and unfavorable currency fluctuations. Partially offsetting this decrease was revenue growth in core ISS products in Compute and higher revenue from HPE Nimble Storage.
Hybrid IT Product net revenue decreased by $140 million, or 3%, with a decline of 5% in Compute and growth of 3% in Storage.

•
The net revenue decrease in Compute was due primarily to a decline in Tier-1 server sales as we continue to exit less profitable product categories and focus on more profitable standard offerings. The decrease in Compute net revenue was partially offset by growth in core ISS products, which was driven by higher Average Unit Prices ("AUPs") in core products. The increase in AUPs was partially offset by a decline in unit shipments, primarily in the rack, tower, and blade categories. Mission-critical servers ("MCS") experienced a net revenue decrease across all product categories.

•
The net revenue increase in Storage was due primarily to revenue growth in HPE Nimble Storage and traditional storage products. The revenue increase in Storage was partially offset by a revenue decline from sales of 3PAR products.

HPE Pointnext net revenue decreased by $117 million, or 7%, due to the impact of unfavorable currency fluctuations and revenue declines in Operational Services and Advisory and Professional Services from demand weakness. Additionally, Advisory and Professional Services experienced lower revenue as a result of our initiative to streamline our go-to-market approach in certain countries.
Hybrid IT earnings from operations as a percentage of net revenue increased 1.4 percentage points for the three months ended April 30, 2019, as compared to the prior-year period, due to an increase in gross margin which was partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to a combination of factors including a lower mix of revenue from Tier-1 server sales coupled with a higher mix of revenue from higher-margin products, lower costs of services and products due to our transformation initiatives and the year-over-year decrease in commodity costs. The increase to gross margin was partially offset by unfavorable currency fluctuations and higher variable compensation expense. The increase in operating expenses as a percentage of net revenue was due primarily to the net revenue decline and a slight increase in operating expenses due primarily to higher research and development activities.
Six months ended April 30, 2019 compared with six months ended April 30, 2018
Hybrid IT net revenue decreased by $445 million, or 3.7% (decreased 2.8% on a constant currency basis), for the six months ended April 30, 2019. The decrease in Hybrid IT net revenue was due primarily to lower revenue from Compute as a result of a decline in Tier-1 server sales as we continue to exit less profitable product categories and a decline in HPE Pointnext revenue due to demand weakness and unfavorable currency fluctuations. Partially offsetting this decrease was revenue growth in core ISS products in Compute and higher revenue from HPE Nimble Storage.
Hybrid IT Product net revenue decreased by $229 million, or 3%, with a decline of 4% in Compute and growth of 3% in Storage.

•
The net revenue decrease in Compute was due primarily to a decline in Tier-1 server sales as we continue to exit less profitable product categories and focus on more profitable standard offerings. The decrease in Compute net revenue was partially offset by growth in core ISS products, which was driven by higher AUPs in core products. The increase in AUPs was partially offset by a decline in unit shipments, primarily in the rack, tower, and blade categories. MCS experienced a net revenue decrease for the period led by a revenue decline in the Itanium business partially offset by higher revenue from NonStop products.

•
The net revenue increase in Storage was due to growth in converged storage solutions led by HPE Nimble Storage, which contributed to the revenue increase in All Flash Arrays, along with growth in traditional storage products. This revenue increase was partially offset by a decline in revenue from 3PAR products.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

HPE Pointnext net revenue decreased by $216 million, or 6%, due primarily to the impact of unfavorable currency fluctuations and revenue declines in Operational Services and Advisory and Professional Services resulting in part from demand weakness. Additionally, Advisory and Professional Services experienced lower revenue as a result of our initiative to streamline our go-to-market approach in certain countries.
Hybrid IT earnings from operations as a percentage of net revenue increased 1.7 percentage points for the six months ended April 30, 2019, as compared to the prior-year period, due to an increase in gross margin which was partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to a combination of factors including a lower mix of revenue from Tier-1 server sales coupled with a higher mix of revenue from higher-margin products, lower costs of services and products due to our transformation initiatives and the year-over-year decrease in commodity costs. The increase to gross margin was partially offset by higher variable compensation expense. The increase in operating expenses as a percentage of net revenue was due primarily to higher research and development activities and the net revenue decline.
Intelligent Edge

	Three months ended April 30,
	2019	2018	% Change
	Dollars in millions
Net revenue	$666	$706	(5.7)%
Earnings from operations	$20	$56	(64.3)%
Earnings from operations as a % of net revenue	3.0%	7.9%

	Six months ended April 30,
	2019	2018	% Change
	Dollars in millions
Net revenue	$1,352	$1,362	(0.7)%
Earnings from operations	$29	$90	(67.8)%
Earnings from operations as a % of net revenue	2.1%	6.6%
The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2019	2018	2019
	Dollars in millions
HPE Aruba Product	$577	$629	(7.4)
HPE Aruba Services	89	77	1.7
Total Intelligent Edge	$666	$706	(5.7)

	Six months ended April 30,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2019	2018	2019
	Dollars in millions
HPE Aruba Product	$1,174	$1,211	(2.7)
HPE Aruba Services	178	151	2.0
Total Intelligent Edge	$1,352	$1,362	(0.7)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Three months ended April 30, 2019 compared with three months ended April 30, 2018
Intelligent Edge net revenue decreased by $40 million, or 5.7% (decreased 4.6% on a constant currency basis), for the three months ended April 30, 2019, as compared to the prior-year period. The decrease in Intelligent Edge net revenue was due to a net decrease in HPE Aruba Product revenue of $52 million, or 8%, partially offset by an increase in HPE Aruba Services revenue of $12 million, or 16%. The decrease in HPE Aruba Product revenue was due primarily to a revenue decline in WLAN and campus switching products, driven by sales execution issues, particularly in the North America region and weaker demand. The increase in HPE Aruba Services revenue was due primarily to services attach on a growing product installed base.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 4.9 percentage points for the three months ended April 30, 2019 due to an increase in operating expenses as a percentage of net revenue, partially offset by an increase in gross margin. The increase in operating expenses as a percentage of net revenue was due primarily to increased R&D expenses and field selling costs. The gross margin increase was due primarily to a higher mix of higher-margin HPE Aruba Services, favorable foreign currency fluctuations, lower variable compensation expense, and cost management activities, partially offset by lower margins from WLAN as a result of decreased revenue.
Six months ended April 30, 2019 compared with six months ended April 30, 2018
Intelligent Edge net revenue decreased by $10 million, or 0.7% (decreased 0.4% on a constant currency basis), for the six months ended April 30, 2019, as compared to the prior-year period. The decrease in Intelligent Edge net revenue was due to a net decrease in HPE Aruba Product revenue of $37 million, or 3%, partially offset by an increase in HPE Aruba Services revenue of $27 million, or 18%. The decrease in HPE Aruba Product revenue was due primarily to a revenue decline in WLAN and campus switching products, driven by sales execution issues, particularly in the North America region and weaker demand. The increase in HPE Aruba Services revenue was due primarily to services attach on a growing product installed base.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 4.5 percentage points for the six months ended April 30, 2019 due to an increase in operating expenses as a percentage of net revenue, partially offset by an increase in gross margin. The increase in operating expenses as a percentage of net revenue was due primarily to increased R&D expenses and field selling costs. The gross margin increase was due primarily to favorable foreign currency fluctuations, a higher mix of higher-margin WLAN products and HPE Aruba Services, and cost management activities, partially offset by lower margins from campus switching products.
Financial Services

	Three months ended April 30,
	2019	2018	% Change
	Dollars in millions
Net revenue	$896	$916	(2.2)%
Earnings from operations	$77	$72	6.9%
Earnings from operations as a % of net revenue	8.6%	7.9%

	Six months ended April 30,
	2019	2018	% Change
	Dollars in millions
Net revenue	$1,815	$1,804	0.6%
Earnings from operations	$154	$143	7.7%
Earnings from operations as a % of net revenue	8.5%	7.9%
Three months ended April 30, 2019 compared with three months ended April 30, 2018
FS net revenue decreased by $20 million, or 2.2% (increased 1.6% on a constant currency basis), for the three months ended April 30, 2019. The decrease in net revenue was due primarily to unfavorable foreign currency fluctuations and a decrease in rental revenue due to lower average operating leases, partially offset by higher asset management revenue from lease extensions and end-of-lease monthly rentals.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

FS earnings from operations as a percentage of net revenue increased 0.7 percentage points for the three months ended April 30, 2019 due to an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to higher asset management activity and higher margins from lease extensions and lease buyouts, partially offset by lower portfolio margins from increased borrowing costs. Operating expenses as a percentage of net revenue decreased primarily as a result of lower field selling costs, partially offset by higher variable compensation expense.
Six months ended April 30, 2019 compared with six months ended April 30, 2018
FS net revenue increased by $11 million, or 0.6% (increased 3.9% on a constant currency basis), for the six months ended April 30, 2019. The increase in net revenue was due primarily to higher asset management revenue from lease buyouts, end-of-lease monthly rentals and lease extensions, partially offset by unfavorable foreign currency fluctuations and a decrease in rental revenue due to lower average operating leases.
FS earnings from operations as a percentage of net revenue increased 0.6 percentage points for the six months ended April 30, 2019 due to an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to higher asset management activity and higher margins from lease extensions, lease buyouts, and remarketing sales, partially offset by lower portfolio margins from increased borrowing costs. Operating expenses as a percentage of net revenue decreased primarily as a result of lower field selling costs, partially offset by higher variable compensation expense.
Financing Volume

	Three months ended April 30,		Six months ended April 30,
	2019	2018	2019	2018
	In millions
Total financing volume	$1,395	$1,542	$2,784	$2,978
New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased by 9.5% and 6.5% for the three and six months ended April 30, 2019, respectively, as compared to the prior-year periods. The decrease was primarily driven by lower financing associated with both HPE and third-party product sales and related service offerings, along with unfavorable currency fluctuations.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	April 30, 2019	October 31, 2018
	Dollars in millions
Financing receivables, gross	$8,273	$8,256
Net equipment under operating leases	4,115	4,212
Capitalized profit on intercompany equipment transactions(1)	431	502
Intercompany leases(1)	110	125
Gross portfolio assets	12,929	13,095
Allowance for doubtful accounts(2)	123	120
Operating lease equipment reserve	61	63
Total reserves	184	183
Net portfolio assets	$12,745	$12,912
Reserve coverage	1.4%	1.4%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)	Intercompany activity is eliminated in consolidation.

(2)	Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.3 billion and $11.4 billion at April 30,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

2019 and October 31, 2018, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both April 30, 2019 and October 31, 2018 was $1.6 billion.
As of April 30, 2019 and October 31, 2018, FS cash and cash equivalents balances were approximately $710 million and $735 million, respectively.
Net portfolio assets as of April 30, 2019 decreased 1.3% from October 31, 2018. The decrease generally resulted from portfolio runoff exceeding new financing volume during the period.
FS bad debt expense includes charges to general reserves and specific reserves for sales-type, direct-financing and operating leases. For the three and six months ended April 30, 2019 FS recorded net bad debt expense of $17 million and $32 million, respectively. For the three and six months ended April 30, 2018, FS recorded net bad debt expense of $18 million and $34 million, respectively.
Corporate Investments

	Three months ended April 30,
	2019	2018	% Change
	Dollars in millions
Net revenue	$125	$134	(6.7)%
Loss from operations	$(29)	$(28)	(3.6)%
Loss from operations as a % of net revenue	(23.2)%	(20.9)%

	Six months ended April 30,
	2019	2018	% Change
	Dollars in millions
Net revenue	$243	$270	(10.0)%
Loss from operations	$(57)	$(54)	(5.6)%
Loss from operations as a % of net revenue	(23.5)%	(20.0)%
Three and six months ended April 30, 2019 compared with three and six months ended April 30, 2018
Corporate Investments net revenue decreased by $9 million, or 6.7% (decreased 3.2% on a constant currency basis), for the three months ended April 30, 2019 as compared to the prior-year period. Corporate Investments net revenue decreased by $27 million, or 10.0% (decreased 7.5% on a constant currency basis), for the six months ended April 30, 2019 as compared to the prior-year period. The decrease in Corporate Investments net revenue during both periods was due primarily to lower services revenue from the Communications and Media Solutions ("CMS") business.
Corporate Investments loss from operations as a percentage of net revenue increased 2.3 percentage points and 3.5 percentage points for the three and six months ended April 30, 2019, as compared to the prior-year periods, respectively. The increase was due primarily to higher spending in Hewlett Packard Labs, partially offset by margin improvements and cost reduction actions in the CMS business.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions and disposal activities, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, income tax payments, in addition to any future investments and any future share repurchases, and future stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I.

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
In connection with the share repurchase program previously authorized by our Board of Directors, during the first six months of fiscal 2019, we repurchased an aggregate amount of $1.4 billion. As of April 30, 2019, we had a remaining authorization of $3.3 billion for future share repurchases.
For more information on our share repurchase program, refer to Item 2. Unregistered Sales of Equity Securities in Part II. Other Information.
Liquidity
Our key cash flow metrics were as follows:

	Six Months Ended April 30,
	2019	2018
	In millions
Net cash provided by operating activities	$1,369	$389
Net cash used in investing activities	(1,064)	(1,280)
Net cash used in financing activities	(1,600)	(1,713)
Net decrease in cash, cash equivalents and restricted cash	$(1,295)	$(2,604)
For the six months ended April 30, 2018, following the adoption of the accounting standards update for the classification and presentation of restricted cash in the statements of cash flows, we included $11 million of restricted cash movement during the period, which was previously reported within net cash used in investing activities, and is now reported within Decrease in cash, cash equivalents and restricted cash in our Condensed Consolidated Statement of Cash Flows.
Operating Activities
For the six months ended April 30, 2019, net cash provided by operating activities increased by $980 million, as compared to the prior-year period. The increase was due primarily to higher earnings from operations, favorable net working capital and lower restructuring payments as compared to the prior-year period.
Working capital metrics for the three months ended April 30, 2019 compared with the three months ended April 30, 2018

	Three months ended April 30,
	2019	2018	Change
Days of sales outstanding in accounts receivable ("DSO")	40	37	3
Days of supply in inventory ("DOS")	41	49	(8)
Days of purchases outstanding in accounts payable ("DPO")	(102)	(108)	6
Cash conversion cycle	(21)	(22)	1
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

fiscal 2018, DSO increased due to increased billings with unfavorable linearity, an increase in billings with extended payment terms and lower reserves balances, partially offset by higher early payments from customers.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2018, DOS decreased due primarily to a decrease in inventory balances following a reduction in buffer levels as a result of improved market supply availability for key commodities and a decrease in commodity costs.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2018, the decrease in DPO was primarily the result of lower purchases towards the end of the quarter, partially offset with favorable inventory purchase linearity and higher accounts payable balances due to a shift from in-house to outsourced manufacturing in certain regions, primarily EMEA and China.
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms (including extended payment terms from suppliers), the extent of receivables factoring, seasonal trends, the timing of revenue recognition and inventory purchases within the period, acquisition activity and the impact of commodity costs.
Investing Activities
For the six months ended April 30, 2019, net cash used in investing activities decreased by $216 million, as compared to the corresponding period in fiscal 2018. The decrease was due primarily to an increase in net financial collateral received, partially offset by a higher investment in property, plant and equipment, net of sales proceeds and lower cash generated from maturities and sales of available-for-sale debt securities, as compared to the prior-year period.
Financing Activities
For the six months ended April 30, 2019, as compared to the corresponding period in fiscal 2018, net cash used in financing activities decreased by $113 million. The decrease was due primarily to a lower cash usage for share repurchases as compared to the prior-year period. The prior-year period also included a net transfer of cash to DXC and from Micro Focus.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and our cost of capital and targeted capital structure.
During the first six months of fiscal 2019, we issued $416 million and repaid $250 million of commercial paper.
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
Available Borrowing Resources
Hewlett Packard Enterprise's Board of Directors has authorized the issuance of up to $4.0 billion in aggregate principal amount of commercial paper by Hewlett Packard Enterprise. Hewlett Packard Enterprise's subsidiaries are authorized to issue up to an additional $1.0 billion in aggregate principal amount of commercial paper. Hewlett Packard Enterprise maintains two

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

commercial paper programs, and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.0 billion. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $4.0 billion authorized by Hewlett Packard Enterprise's Board of Directors. The Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion, which was increased from $500 million by way of an amendment in April 2019. As of April 30, 2019 and October 31, 2018, no borrowings were outstanding under Hewlett Packard Enterprise’s two commercial paper programs, and $551 million and $392 million, respectively, were outstanding under the subsidiary’s program.
As of April 30, 2019, we had the following additional liquidity resources available if needed:

As of April 30, 2019
In millions
Commercial paper programs	$4,449
Uncommitted lines of credit	$1,550
CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
Our contractual obligations have not changed materially since October 31, 2018. For further information see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
Retirement and Post-Retirement Benefit Plan Funding
For the remainder of fiscal 2019, we anticipate making contributions of approximately $94 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 5, "Retirement and Post-Retirement Benefit Plans".
Restructuring Plans
As of April 30, 2019, we expect to make future cash payments of approximately $0.8 billion in connection with our approved restructuring plans, which includes $0.2 billion expected to be paid through the remainder of fiscal 2019 and $0.6 billion expected to be paid through fiscal 2022. For more information on our restructuring activities, see Note 3, "Restructuring", and Note 4, "HPE Next".
Uncertain Tax Positions
As of April 30, 2019, we had approximately $1.5 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $17 million expected to be paid within one year. For the remaining amounts, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, "Taxes on Earnings".
Cross-indemnification with HP Inc., DXC and Micro Focus
As of April 30, 2019, we had approximately $276 million of recorded net receivables pertaining to income tax indemnifications with HP Inc. These amounts include $130 million expected to be paid and $139 million expected to be received within one year. For the remaining amounts, we are unable to make a reasonable estimate as to when cash settlement with HP Inc. might occur due to the uncertainties related to the underlying tax matters. Payments of and receipts from these obligations would result from settlements under the Tax Matters Agreement with HP Inc. For further details related to our tax indemnification balances, see Note 16, "Indemnifications". For details on the Separation and Distribution Agreements and Tax Matters Agreements with HP Inc., DXC and Micro Focus, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the first six months of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 15, "Litigation and Contingencies".
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2018, and in Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, including certain risks, which have been modified as follows:
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
On May 15, 2019, the U.S. government issued an executive order on securing the information and communications technology and services supply chain (the “Supply Chain Security Executive Order”).  The Supply Chain Security Executive Order prohibits transactions involving information and communications technology or services designed, developed, manufactured, or supplied by persons subject to the jurisdiction or direction of a foreign adversary and that poses an undue risk. We are continuing to evaluate the Supply Chain Security Executive Order and the U.S. government will develop implementing rules and regulations within 150 days of issuing the executive order.  Although there is no immediate impact, implementation by us of new practices and processes designed to comply with the Supply Chain Security Executive Order rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (February 2019)	11,270	$16.06	11,270	$3,718,802
Month 2 (March 2019)	12,548	$15.84	12,548	$3,520,035
Month 3 (April 2019)	12,055	$16.16	12,055	$3,325,274
Total	35,873	$16.01	35,873
During the three months ended April 30, 2019, the Company repurchased and settled 36 million shares of the Company's common stock, which included 1.2 million shares that were unsettled open market purchases as of January 31, 2019. Additionally, as of April 30, 2019, the Company had unsettled open market repurchases of 1.2 million shares. Shares repurchased during the quarter were recorded as a $576 million reduction to stockholders' equity. During the six months ended April 30, 2019, the Company repurchased and settled 91 million shares of the Company's common stock, which included 2.4 million shares that were unsettled open market purchases as of October 31, 2018. Shares repurchased during the six months ended April 30, 2019 were recorded as a $1.4 billion reduction to stockholders' equity. As of April 30, 2019, the Company had a remaining authorization of $3.3 billion for future share repurchases.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 65 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.8	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.9	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.10	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.11	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.12	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.13	First Amendment to the Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.14	First Amendment to the Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.15	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017

2.16	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017
2.17	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017
2.18	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (Incorporated by reference to Exhibit 2.2 to DXC Technology Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2017.)	8-K	001-38033	2.2	April 6, 2017
2.19	Intellectual Property Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.20	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.21	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.22	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.23	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.24	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.2	September 1, 2017
2.25	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.3	September 1, 2017
2.26	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.4	September 1, 2017
2.27	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Cray Inc. and Canopy Merger Sub, Inc.	8-K	001-37483	2.1	May 17, 2019
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.2	March 20, 2017
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015

4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015
4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.10	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.10	October 13, 2015
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.11	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.13	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029	10-K	001-04423	4.13	December 17, 2015

4.14	Term Loan Agreement, dated as of December 16, 2016, by and among Everett SpinCo, Inc., the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent	8-K	001-37483	10.1	December 22, 2016
4.15	Tenth Supplemental Indenture, dated as of September 20, 2017, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 2.100% notes due 2019	8-K	001-37483	4.1	September 20, 2017
4.16	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A.	S-3ASR	333-222102	4.5	December 15, 2017
4.17	Eleventh Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.500% notes due 2021.	8-K	001-37483	4.2	September 19, 2018
4.18	Twelfth Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2021.	8-K	001-37483	4.3	September 19, 2018
10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.3	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.4	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.5	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.6	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.7	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.8	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.9	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.10	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
10.11	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.12	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.13	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.14	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-207679	4.3	March 6, 2017
10.15	Nimble Storage, Inc. 2008 Equity Incentive Plan*	S-8	001-37483	4.3	April 18, 2017
10.16	Nimble Storage, Inc. 2013 Equity Incentive Plan*	S-8	001-37483	4.4	April 18, 2017
10.17	SimpliVity Corporation 2009 Stock Plan*	S-8	001-37483	4.3	April 24, 2017

10.18	Silicon Graphics International Corp. 2014 Omnibus Incentive Plan, as amended*	10-Q	000-51333	10.1	January 29, 2016
10.19	Silicon Graphics International Corp. 2006 New Recruit Equity Incentive Plan, as amended and restated*	10-K	000-51333	10.48	February 28, 2007
10.20	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.21	Silicon Graphics International Corp. 2005 Non-Employee Directors’ Stock Option*	S-1	000-51333	10.10	February 4, 2005
10.22	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	October 31, 2017
10.23	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	October 31, 2017
10.24	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.25	Amended and Restated Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan*	10-Q	001-37483	10.29	September, 4, 2018
10.26	Form of Restricted Stock Units Grant Agreement*	10-Q	001-37483	10.30	September, 4, 2018
10.27	Amendment to Hewlett Packard Enterprise Executive Deferred Compensation Plan*	10-Q	001-37483	10.27	December 12, 2018
10.28	Philip Davis Retention Incentive Agreement *	10-Q	001-37483	10.28	December 12, 2018
10.29	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-Q	001-37483	10.29	December 12, 2018
10.30	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

*	Indicates management contract or compensation plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith
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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: May 31, 2019