Form 10-Q
period 2019-07-31
Hewlett Packard Enterprise Co
filed 2019-08-30
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
______________________________________________________________________________
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

6280 America Center Drive,	San Jose,	California	95002
(Address of principal executive offices)			(Zip code)
(650)			687-5817
(Registrant's telephone number, including area code)
______________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	NYSE
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of August 20, 2019 was 1,305,601,258 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2019

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

Part I. Financial Information
Item 1. Financial Statements and Supplementary Data.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	In millions, except per share amounts
Net revenue:
Products	$4,508	$4,944	$13,709	$14,414
Services	2,595	2,711	7,869	8,160
Financing income	114	109	342	332
Total net revenue	7,217	7,764	21,920	22,906
Costs and expenses:
Cost of products	3,069	3,516	9,496	10,432
Cost of services	1,625	1,814	5,102	5,475
Financing interest	74	69	222	207
Research and development	481	435	1,404	1,227
Selling, general and administrative	1,253	1,221	3,678	3,684
Amortization of intangible assets	58	72	199	222
Restructuring charges	—	(1)	—	14
Transformation costs	170	126	302	491
Disaster charges	—	—	(7)	—
Acquisition, disposition and other related charges	563	24	710	70
Separation costs	—	(2)	—	—
Total costs and expenses	7,293	7,274	21,106	21,822
(Loss) earnings from continuing operations	(76)	490	814	1,084
Interest and other, net	(70)	(64)	(139)	(163)
Tax indemnification adjustments	(134)	2	89	(1,342)
Non-service net periodic benefit credit	12	26	45	90
Earnings from equity interests	3	11	21	23
(Loss) earnings from continuing operations before taxes	(265)	465	830	(308)
Benefit (provision) for taxes	238	(13)	(261)	3,092
Net (loss) earnings from continuing operations	(27)	452	569	2,784
Net loss from discontinued operations	—	(1)	—	(119)
Net (loss) earnings	$(27)	$451	$569	$2,665
Net (loss) earnings per share:
Basic
Continuing operations	$(0.02)	$0.30	$0.42	$1.79
Discontinued operations	—	—	—	(0.07)
Total basic net earnings per share	$(0.02)	$0.30	$0.42	$1.72
Diluted
Continuing operations	$(0.02)	$0.29	$0.41	$1.76
Discontinued operations	—	—	—	(0.07)
Total diluted net earnings per share	$(0.02)	$0.29	$0.41	$1.69
Cash dividends declared per share	$0.1125	$0.1125	$0.3375	$0.3750
Weighted-average shares used to compute net earnings per share:
Basic	1,334	1,513	1,367	1,552
Diluted	1,334	1,531	1,380	1,578

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	In millions
Net (loss) earnings	$(27)	$451	$569	$2,665
Other comprehensive income before taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	3	(2)	8	(1)
Gains reclassified into earnings	—	—	(3)	(9)
	3	(2)	5	(10)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains arising during the period	63	149	225	50
Net (gains) losses reclassified into earnings	(58)	(43)	(259)	78
	5	106	(34)	128
Change in unrealized components of defined benefit plans:
Net unrealized losses arising during the period	(31)	(25)	(78)	(23)
Amortization of net actuarial loss and prior service benefit	54	47	161	143
Curtailments, settlements and other	5	9	12	11
	28	31	95	131
Change in cumulative translation adjustment	(8)	(40)	(2)	(40)
Other comprehensive income before taxes	28	95	64	209
Benefit (provision) for taxes	2	(19)	4	(34)
Other comprehensive income, net of taxes	30	76	68	175
Comprehensive income	$3	$527	$637	$2,840

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	As of
	July 31, 2019	October 31, 2018
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,693	$4,880
Accounts receivable, net of allowance for doubtful accounts	2,965	3,263
Financing receivables	3,567	3,396
Inventory	2,216	2,447
Assets held for sale	52	6
Other current assets	2,624	3,280
Total current assets	15,117	17,272
Property, plant and equipment	6,000	6,138
Long-term financing receivables and other assets	9,092	11,359
Investments in equity interests	2,346	2,398
Goodwill	17,587	17,537
Intangible assets	618	789
Total assets	$50,760	$55,493
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,207	$2,005
Accounts payable	5,203	6,092
Employee compensation and benefits	1,454	1,412
Taxes on earnings	160	378
Deferred revenue	3,225	3,177
Accrued restructuring	223	294
Other accrued liabilities	4,686	3,840
Total current liabilities	17,158	17,198
Long-term debt	10,453	10,136
Other non-current liabilities	5,569	6,885
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued and outstanding at July 31, 2019)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,310 and 1,423 shares issued and outstanding at July 31, 2019 and October 31, 2018, respectively)	13	14
Additional paid-in capital	28,629	30,342
Accumulated deficit	(7,959)	(5,899)
Accumulated other comprehensive loss	(3,150)	(3,218)
Total HPE stockholders' equity	17,533	21,239
Non-controlling interests	47	35
Total stockholders' equity	17,580	21,274
Total liabilities and stockholders' equity	$50,760	$55,493

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended July 31,
	2019	2018
	In millions
Cash flows from operating activities:
Net earnings	$569	$2,665
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,919	1,931
Stock-based compensation expense	207	242
Provision for inventory and doubtful accounts	181	137
Restructuring charges	146	399
Deferred taxes on earnings	885	(1,215)
Earnings from equity interests	(21)	(23)
Dividends received from equity investees	71	47
Other, net	134	55
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	315	137
Financing receivables	(325)	(228)
Inventory	66	(545)
Accounts payable	(826)	72
Taxes on earnings	(1,121)	(2,271)
Restructuring	(261)	(540)
Other assets and liabilities	626	775
Net cash provided by operating activities	2,565	1,638
Cash flows from investing activities:
Investment in property, plant and equipment	(2,153)	(2,129)
Proceeds from sale of property, plant and equipment	448	561
Purchases of available-for-sale securities and other investments	(33)	(32)
Maturities and sales of available-for-sale securities and other investments	12	96
Financial collateral posted	(332)	(1,396)
Financial collateral returned	740	1,454
Payments made in connection with business acquisitions, net of cash acquired	(81)	(207)
Proceeds from business divestitures, net	—	13
Net cash used in investing activities	(1,399)	(1,640)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	25	84
Proceeds from debt, net of issuance costs	1,010	894
Payment of debt	(872)	(2,538)
Net proceeds related to stock-based award activities	24	104
Repurchase of common stock	(1,965)	(2,585)
Net transfer of cash and cash equivalents to Everett	—	(41)
Net transfer of cash and cash equivalents from Seattle	—	156
Cash dividends paid to non-controlling interests	—	(9)
Cash dividends paid	(461)	(406)
Net cash used in financing activities	(2,239)	(4,341)
Decrease in cash, cash equivalents and restricted cash	(1,073)	(4,343)
Cash, cash equivalents and restricted cash at beginning of period	5,084	9,592
Cash, cash equivalents and restricted cash at end of period	$4,011	$5,249

The accompanying notes are an integral part of these Condensed
Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
Three Months Ended July 31, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at April 30, 2019	1,346,232	$13	$29,130	$(7,765)	$(3,180)	$18,198	$43	$18,241
Net earnings				(27)		(27)	4	(23)
Other comprehensive income					30	30		30
Comprehensive income						3	4	7
Issuance of common stock in connection with employee stock plans and other	2,737		16			16		16
Repurchases of common stock	(39,084)		(575)			(575)		(575)
Cash dividends declared				(146)		(146)		(146)
Effects of adoption of accounting standard updates(1)				(21)		(21)		(21)
Stock-based compensation expense			58			58		58
Balance at July 31, 2019	1,309,885	$13	$28,629	$(7,959)	$(3,150)	$17,533	$47	$17,580

(1) For the three months ended July 31, 2019, includes an adjustment related to the adoption of the new revenue accounting standard, which the Company adopted in the first quarter of fiscal 2019.

	Common Stock
Nine Months Ended July 31, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2018	1,423,303	$14	$30,342	$(5,899)	$(3,218)	$21,239	$35	$21,274
Net earnings				569		569	12	581
Other comprehensive income					68	68		68
Comprehensive income						637	12	649
Issuance of common stock in connection with employee stock plans and other	15,404		23			23		23
Repurchases of common stock	(128,822)	(1)	(1,945)			(1,946)		(1,946)
Cash dividends declared				(446)		(446)		(446)
Effects of adoption of accounting standard updates (1)				(2,183)		(2,183)		(2,183)
Stock-based compensation expense			209			209		209
Balance at July 31, 2019	1,309,885	$13	$28,629	$(7,959)	$(3,150)	$17,533	$47	$17,580

(1) For the nine months ended July 31, 2019, includes $2.3 billion related to an addition to accumulated deficit as a result of the adoption of an accounting standard update for Income Taxes and $122 million related to a reduction to accumulated deficit as a result of the adoption of the new revenue accounting standard.

	Common Stock
Three Months Ended July 31, 2018	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at April 30, 2018	1,527,381	$15	$32,205	$(5,306)	$(2,982)	$23,932	$34	$23,966
Activity related to separation and merger transactions				(1)		(1)		(1)
Net earnings				451		451	2	453
Other comprehensive income					76	76		76
Comprehensive income						527	2	529
Issuance of common stock in connection with employee stock plans and other	13,711	1	10			11		11
Repurchases of common stock	(58,655)	(1)	(934)			(935)		(935)
Cash dividends declared				(165)		(165)		(165)
Stock-based compensation expense			57			57		57
Balance at July 31, 2018	1,482,437	$15	$31,338	$(5,021)	$(2,906)	$23,426	$36	$23,462

	Common Stock
Nine Months Ended July 31, 2018	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2017	1,595,161	$16	$33,583	$(7,238)	$(2,895)	$23,466	$39	$23,505
Activity related to separation and merger transactions				125	(186)	(61)		(61)
Net earnings				2,665		2,665	(3)	2,662
Other comprehensive income					175	175		175
Comprehensive income						2,840	(3)	2,837
Issuance of common stock in connection with employee stock plans and other	47,491	1	73			74		74
Repurchases of common stock	(160,215)	(2)	(2,583)			(2,585)		(2,585)
Cash dividends declared				(573)		(573)		(573)
Stock-based compensation expense			265			265		265
Balance at July 31, 2018	1,482,437	$15	$31,338	$(5,021)	$(2,906)	$23,426	$36	$23,462
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
The historical financial results of Everett and Seattle are reported as Net loss from discontinued operations in the Condensed Consolidated Statements of Earnings. For the three and nine months ended July 31, 2018, this amount totaled $1 million and $119 million, respectively which primarily consisted of tax indemnification adjustments and separation costs.
Acquisition
On May 16, 2019, the Company entered into a definitive agreement to acquire Cray Inc. ("Cray"), a global supercomputer leader, for $35 per share in cash, in a transaction valued at approximately $1.3 billion, net of cash acquired. The transaction is expected to close by the fourth quarter of HPE’s fiscal year 2019, subject to regulatory approvals and other customary closing conditions. Cray's results of operations will be included within the Hybrid IT segment.
Arbitration Settlement
On August 15, 2019, an arbitration panel awarded DXC $666 million as well as post-award interest at 3% per annum compounding quarterly until payment. The panel award was made pursuant to a binding arbitration arising from a previously disclosed dispute under the separation and distribution agreement between DXC and HPE. As of July 31, 2019, the Company had recorded a charge representing the full award settlement in its condensed consolidated financial statements. For more information, see Note 15, "Litigation and Contingencies".
Basis of Presentation
These Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of July 31, 2019 and October 31, 2018, its results of operations for the three and nine months ended July 31, 2019 and 2018, its cash flows for the nine months ended July 31, 2019 and 2018, and its statements of stockholders equity for the three and nine months ended July 31, 2019 and 2018.
The results of operations for the three and nine months ended July 31, 2019 and its cash flows for the nine months ended July 31, 2019 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2018, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.
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
Revenue is recognized when, or as, control of promised products or services is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products or services. Variable consideration offered in contracts with customers, partners and distributors may include rebates, volume-based discounts, cooperative marketing, price protection, and other incentive programs. Variable consideration is estimated at contract inception and updated at the end of each reporting period as additional information becomes available and recognized only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.
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
Recently Adopted Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for retirement benefits. The amendments require the presentation of the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs, unless eligible for capitalization. The other components of net periodic benefit costs will be presented separately from the service cost as non-operating costs. Effective at the beginning of the first quarter of fiscal 2019, in connection with the adoption of the accounting standards update for retirement benefits, the Company reflected these changes retrospectively by transferring its non-service net periodic benefit (credit) cost from operating expense to Other (income) and expense in its Condensed Consolidated Statements of Earnings. The net periodic benefit (credit) cost transferred to Other (income) and expense during the three and nine months ended July 31, 2018 were as follows. Refer to Note 5, “Retirement and Post-Retirement Benefit Plans” for additional information.

	Three Months Ended July 31, 2018	Nine Months Ended July 31, 2018
	In millions
Cost of products and services	$(14)	$(42)
Research and development	(1)	(3)
Selling, general and administrative	(19)	(53)
Restructuring charges and transformation costs	8	8
	$(26)	$(90)

In November 2016, the FASB amended the existing accounting standards for the classification and presentation of restricted cash in the statement of cash flows. The Company adopted the guidance in the first quarter of fiscal 2019, beginning November 1, 2018, using the retrospective method. As a result of adopting this accounting standards update, for the nine months ended July 31, 2018, the Company included $43 million of restricted cash movement during the period, which was previously reported within cash used in investing activities, and is now reported within Decrease in cash, cash equivalents and restricted cash in the Company's Condensed Consolidated Statement of Cash Flows.
In October 2016, the FASB amended the existing accounting standards for income taxes. The amendments require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Prior to the amendments, current and deferred income taxes for intra-entity asset transfers were not recognized until the asset was sold to an outside party or amortized over time. The Company adopted the guidance in the first quarter of fiscal 2019, beginning November 1, 2018, using the modified retrospective method. The Company recognized $2.3 billion of income taxes as an adjustment to retained earnings in the first nine months of fiscal 2019, which was previously reported as prepaid income taxes and deferred tax assets within Corporate and unallocated assets in the Company's allocation of segment assets.
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
The following table summarizes the effects of adopting the new revenue standard at November 1, 2018 on the Condensed Consolidated Balance Sheets as an adjustment to the opening balance:

	Historical Accounting Method	Effect of Adoption	As Adjusted
	In millions
Assets
Accounts receivable	$3,263	$38	$3,301
Inventory	2,447	(14)	2,433
Other current assets	3,280	50	3,330
Long-term financing receivables and other assets	11,359	44	11,403
Subtotal assets	$20,349	$118	$20,467
Liabilities
Taxes on earnings	$378	$10	$388
Deferred revenue	3,177	(36)	3,141
Other accrued liabilities(1)	3,840	52	3,892
Other non-current liabilities	6,885	(30)	6,855
Subtotal liabilities	$14,280	$(4)	$14,276
Stockholders' equity
Accumulated deficit(1)	$(5,899)	$122	$(5,777)
Subtotal stockholders' equity	$(5,899)	$122	$(5,777)
Subtotal liabilities and stockholders' equity	$8,381	$118	$8,499

(1)	Includes an adjustment related to the adoption of ASC 606 that was recorded during the third quarter of fiscal 2019.
The application of ASC 606 increased the Company's total net revenue by $23 million and $41 million for the three and nine months ended July 31, 2019, respectively, and did not have a material impact to the Company's cost of sales or operating expenses for the three or nine months ended July 31, 2019. As of July 31, 2019, the balance sheet changes attributable to the impact of ASC 606 were immaterial.
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
Hybrid IT provides a broad portfolio of services-led and software-enabled infrastructure and solutions including secure, software-defined servers, and storage and HPE Pointnext services, thereby combining HPE's hardware, software and services capabilities to make Hybrid IT simple for its customers. Described below are the business unit capabilities within Hybrid IT.

•	Hybrid IT Product includes Compute and Storage.

◦
Compute. To address the full array of our customers' computing needs, HPE's compute portfolio offers both Industry Standard Servers ("ISS"), which are general purpose servers for multi-workload computing, as well as Mission-Critical Servers ("MCS"), which are servers optimized for particular workloads. HPE's general purpose servers include HPE ProLiant, secure and versatile rack and tower servers; HPE BladeSystem, a modular infrastructure that converges server, storage and networking; and HPE Synergy, a composable infrastructure for traditional and cloud-native applications. The Company's workload optimized server portfolio includes HPE Apollo for high performance computing and artificial intelligence, HPE Cloudline for cloud data centers, HPE Edgeline for computing at the network edge, HPE Integrity for mission-critical applications, and HPE SimpliVity, a hyperconverged infrastructure for virtualized workloads.

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
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, acquisition, disposition and other related charges, transformation costs, amortization of intangible assets, restructuring charges, disaster charges and separation costs.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Segment Operating Results

	Hybrid IT	Intelligent Edge	Financial Services	Corporate Investments	Total
	In millions
Three months ended July 31, 2019
Net revenue	$5,444	$758	$885	$130	$7,217
Intersegment net revenue and other	105	4	3	—	112
Total segment net revenue	$5,549	$762	$888	$130	$7,329
Segment earnings (loss) from operations	$704	$37	$77	$(25)	$793
Three months ended July 31, 2018
Net revenue	$5,925	$783	$922	$134	$7,764
Intersegment net revenue and other	184	2	6	—	192
Total segment net revenue	$6,109	$785	$928	$134	$7,956
Segment earnings (loss) from operations	$624	$101	$72	$(25)	$772
Nine months ended July 31, 2019
Net revenue	$16,745	$2,107	$2,695	$373	$21,920
Intersegment net revenue and other	410	7	8	—	425
Total segment net revenue	$17,155	$2,114	$2,703	$373	$22,345
Segment earnings (loss) from operations	$2,024	$66	$231	$(82)	$2,239
Nine months ended July 31, 2018
Net revenue	$17,649	$2,132	$2,721	$404	$22,906
Intersegment net revenue and other	511	15	11	—	537
Total segment net revenue	$18,160	$2,147	$2,732	$404	$23,443
Segment earnings (loss) from operations	$1,787	$191	$215	$(79)	$2,114

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The reconciliation of segment operating results to Hewlett Packard Enterprise condensed consolidated results was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	In millions
Net Revenue:
Total segments	$7,329	$7,956	$22,345	$23,443
Eliminations of intersegment net revenue and other	(112)	(192)	(425)	(537)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$7,217	$7,764	$21,920	$22,906
Earnings before taxes:
Total segment earnings from operations	$793	$772	$2,239	$2,114
Unallocated corporate costs and eliminations	(65)	(49)	(179)	(169)
Unallocated stock-based compensation expense	(13)	(14)	(42)	(64)
Amortization of intangible assets	(58)	(72)	(199)	(222)
Restructuring charges	—	1	—	(14)
Transformation costs	(170)	(126)	(302)	(491)
Disaster charges	—	—	7	—
Acquisition, disposition and other related charges	(563)	(24)	(710)	(70)
Separation costs	—	2	—	—
Interest and other, net	(70)	(64)	(139)	(163)
Tax indemnification adjustments	(134)	2	89	(1,342)
Non-service net periodic benefit credit	12	26	45	90
Earnings from equity interests	3	11	21	23
Total Hewlett Packard Enterprise condensed consolidated (loss) earnings from continuing operations before taxes	$(265)	$465	$830	$(308)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Net revenue by segment and business unit was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	In millions
Hybrid IT
Hybrid IT Product
Compute	$3,151	$3,569	$9,646	$10,350
Storage	844	887	2,761	2,747
Total Hybrid IT Product	3,995	4,456	12,407	13,097
HPE Pointnext	1,554	1,653	4,748	5,063
Total Hybrid IT	5,549	6,109	17,155	18,160
Intelligent Edge
HPE Aruba Product	668	703	1,842	1,914
HPE Aruba Services	94	82	272	233
Total Intelligent Edge	762	785	2,114	2,147
Financial Services	888	928	2,703	2,732
Corporate Investments	130	134	373	404
Total segment net revenue	7,329	7,956	22,345	23,443
Eliminations of intersegment net revenue and other	(112)	(192)	(425)	(537)
Total Hewlett Packard Enterprise condensed consolidated net revenue(1)	$7,217	$7,764	$21,920	$22,906

(1)	Revenue from leasing arrangements within Financial Services and Eliminations of intersegment net revenue and other are not subject to the new revenue standard.

The Company’s net revenue by geographic regions was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	In millions
Americas	$2,910	$3,153	$8,582	$9,053
Europe, Middle East and Africa	2,614	2,783	8,251	8,407
Asia Pacific and Japan	1,693	1,828	5,087	5,446
Total Hewlett Packard Enterprise condensed consolidated net revenue(1)	$7,217	$7,764	$21,920	$22,906

(1)	Revenue from leasing arrangements within Financial Services and Eliminations of intersegment net revenue and other are not subject to the new revenue standard.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restructuring Activity
In connection with the 2015 and 2012 Plans, a restructuring credit of $1 million and restructuring charges of $14 million were recorded by the Company for the three and nine months ended July 31, 2018, respectively, based on restructuring activities impacting the Company's employees and infrastructure. For details on restructuring charges related to HPE Next, see Note 4, "HPE Next".
Restructuring activities related to the Company's employees and infrastructure for the 2015 and 2012 Plans are presented in the table below:

	2015 Plan		2012 Plan
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Total
	In millions
Liability as of October 31, 2018	$62	$10	$11	$1	$84
Cash payments	(25)	(2)	(5)	—	(32)
Liability as of July 31, 2019	$37	$8	$6	$1	$52
Total costs incurred to date, as of July 31, 2019	$751	$78	$1,268	$145	$2,242
Total costs expected to be incurred, as of July 31, 2019	$751	$78	$1,268	$145	$2,242

The current restructuring liabilities related to the plans in the table above, reported in Accrued restructuring in the Condensed Consolidated Balance Sheets at July 31, 2019 and October 31, 2018, were $33 million and $53 million, respectively. The non-current restructuring liabilities related to the plans in the table above, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets at July 31, 2019 and October 31, 2018, were $19 million and $31 million, respectively.
Note 4: HPE Next
Transformation Costs
The HPE Next initiative is expected to be implemented through fiscal 2020, during which time the Company expects to incur expenses for workforce reductions, to upgrade and simplify its IT infrastructure, and for other non-labor actions. These costs will be partially offset by proceeds received from real estate sales.
In association with the HPE Next initiative, during the three and nine months ended July 31, 2019, the Company incurred $172 million and $310 million of net charges, of which $170 million and $302 million were recorded within Transformation costs, and $2 million and $8 million were recorded within Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings, respectively. During the three and nine months ended July 31, 2018, the Company incurred $131 million and $499 million of net charges, of which $126 million and $491 million were recorded within Transformation costs, and $5 million and $8 million were recorded within Non-service net periodic benefit credit, in the Condensed Consolidated Statements of Earnings, respectively.

	Three months ended July 31,		Nine months ended July 31,
	2019	2018	2019	2018
	In millions
Program management(1)	$3	$28	$23	$82
IT costs	41	38	94	107
Restructuring charges(2)	92	129	143	385
Loss (gain) on real estate sales	8	(77)	1	(114)
Impairment on real estate assets	19	—	19	—
Other(3)	9	13	30	39
Total	$172	$131	$310	$499

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(1)	Primarily consists of consulting fees and other direct costs attributable to the design and implementation of the HPE Next initiative.

(2)
For the three and nine months ended July 31, 2019 and 2018, a portion of these costs were recorded in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings as described above.

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

	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2018	$291	$33
Charges	115	28
Cash payments	(209)	(20)
Non-cash items	(9)	(9)
Liability as of July 31, 2019	$188	$32
Total costs incurred to date, as of July 31, 2019	$881	$89
Total costs expected to be incurred, as of July 31, 2019	$1,200	$180

As of July 31, 2019 and October 31, 2018, the current restructuring liability related to the HPE Next Plan, reported in Accrued restructuring in the Condensed Consolidated Balance Sheets, was $190 million and $241 million, respectively. The non-current restructuring liability related to the HPE Next Plan, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of July 31, 2019 and October 31, 2018 was $30 million and $83 million, respectively.
Note 5: Retirement and Post-Retirement Benefit Plans
The Company's net pension benefit cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings for the three and nine months ended July 31, 2019 and 2018, was as follows:

	Three months ended July 31,		Nine months ended July 31,
	2019	2018	2019	2018
	In millions
Service cost	$21	$26	$63	$79
Interest cost(1)	54	55	165	168
Expected return on plan assets(1)	(126)	(139)	(386)	(423)
Amortization and deferrals(1):
Actuarial loss	59	52	176	158
Prior service benefit	(4)	(4)	(12)	(12)
Net periodic benefit cost (credit)	4	(10)	6	(30)
Settlement loss(1)	4	9	10	11
Special termination benefits(1)	1	1	2	5
Net benefit cost (credit)	$9	$—	$18	$(14)

(1)	These non-service components of net periodic benefit cost were included in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Net benefit cost for the Company's post-retirement benefit plans was not material for the three and nine months ended July 31, 2019 and 2018.
Note 6: Taxes on Earnings
Provision for Taxes
The Company's effective tax rate was 89.8% and 2.8% for the three months ended July 31, 2019 and 2018, respectively, and 31.4% and 1,003.9% for the nine months ended July 31, 2019 and 2018, respectively. The effective tax rates for the three and nine months ended July 31, 2019 and 2018 were significantly impacted by the Tax Act and the settlement of certain pre-Separation tax liabilities of HP Inc.
For the three and nine months ended July 31, 2019, the Company recorded $303 million of net income tax benefits and $80 million of net income tax charges, respectively, related to various items discrete to the period. For the three months ended July 31, 2019, this amount primarily included $308 million of income tax benefits predominantly related to the change in pre-Separation tax liabilities as a result of the effective settlement of the U.S. federal income tax audit of fiscal years 2013 through 2015 for HP Inc. for which the Company shares joint and several liability and for which the Company is partially indemnified by HP Inc. under the Tax Matters Agreement and $18 million of net income tax benefits on transformation costs, and acquisition, disposition and other related charges, partially offset by $19 million of income tax charges related to uncertain tax reserves pertaining to separation activities and $14 million of income tax charges related to changes in U.S. state valuation allowances as a result of impacts of the Tax Act. For the nine months ended July 31, 2019, the amount primarily included $365 million of income tax charges related to changes in U.S. federal and state valuation allowances as a result of impacts of the Tax Act, $40 million of income tax charges related to future withholding tax costs on distributions of earnings, and $19 million of income tax charges related to uncertain tax reserves pertaining to separation activities, partially offset by $264 million of income tax benefits related to the change in pre-Separation tax liabilities for which the Company shares joint and several liability with HP Inc. and for which the Company is partially indemnified by HP Inc. under the Tax Matters Agreement, and $75 million of income tax benefits on transformation costs, and acquisition, disposition and other related charges.
For the three and nine months ended July 31, 2018, the Company recorded $68 million and $3.3 billion of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended July 31, 2018, this amount primarily included $38 million of income tax benefits from the release of non-U.S. valuation allowances on deferred tax assets following changes in foreign tax laws, $33 million of net income tax benefits for impacts related to U.S. tax reform and $26 million of net excess tax benefits related to stock-based compensation, partially offset by $7 million of income tax charges related to tax indemnification with HP Inc. For the nine months ended July 31, 2018, this amount primarily included $2.0 billion of income tax benefits for the effects of the settlement of certain pre-Separation Hewlett-Packard Company income tax liabilities, $713 million of net income tax benefits for impacts related to U.S. tax reform, $228 million of income tax benefits from foreign tax credits and from the release of non-U.S. valuation allowances on deferred tax assets and liabilities established in connection with the Everett Transaction following changes in foreign tax laws, $203 million of income tax benefits related to the liquidation of an insolvent non-U.S. subsidiary, $74 million of net income tax benefits on restructuring charges, separation costs and acquisition, disposition, and other related charges, $68 million of net excess tax benefits related to stock-based compensation, and $38 million of income tax benefits from the release of non-U.S. valuation allowances on deferred tax assets following changes in foreign tax laws.
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
Uncertain Tax Positions
As of July 31, 2019 and October 31, 2018, the amount of unrecognized tax benefits was $2.6 billion and $8.8 billion, respectively, of which up to $0.8 billion and $1.1 billion, respectively, would affect the Company's effective tax rate if realized as of their respective periods. The Company is joint and severally liable for certain pre-Separation tax liabilities of HP Inc. HP Inc. is subject to numerous ongoing audits by state and foreign tax authorities. During the nine months ended July 31, 2019, HP Inc. effectively settled with the IRS on pre-Separation Hewlett-Packard Company audits for fiscal years 2013 through 2015, for which the Company had been joint and severally liable, primarily contributing to the reduction in the Company's unrecognized tax benefits of $6.2 billion.
The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in (Benefit) provision for taxes in the Condensed Consolidated Statements of Earnings. As of July 31, 2019 and October 31, 2018, the Company has recorded $130 million and $142 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. The Company does not expect complete resolution of any audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing, joint and several tax liabilities and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $40 million within the next 12 months, of which $7 million would affect the Company’s effective tax rate if realized.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2019	October 31, 2018
	In millions
Deferred tax assets	$1,657	$2,403
Deferred tax liabilities	(278)	(228)
Deferred tax assets net of deferred tax liabilities	$1,379	$2,175

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
Note 7: Balance Sheet Details
Balance sheet details were as follows:
Cash and cash equivalents

	As of
	July 31, 2019	October 31, 2018
	In millions
Cash and cash equivalents	$3,693	$4,880
Restricted cash	318	204
Cash, cash equivalents and restricted cash	$4,011	$5,084

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Inventory

	As of
	July 31, 2019	October 31, 2018
	In millions
Finished goods	$1,225	$1,274
Purchased parts and fabricated assemblies	991	1,173
Total	$2,216	$2,447

For the nine months ended July 31, 2019, the decrease in inventory was due primarily to lower commodity costs and slower inventory replenishment as a result of improved market supply availability for key commodities.
Other Current Assets

	As of
	July 31, 2019	October 31, 2018
	In millions
Value-added tax receivables	$630	$811
Short-term tax receivables and prepaid taxes	225	535
Manufacturer and other receivables	619	937
Prepaid and other current assets	832	793
Restricted cash	318	204
Total	$2,624	$3,280

For the nine months ended July 31, 2019, the decrease in Other current assets was due primarily to a decrease in short-term tax receivables and prepaid taxes following the adoption of the new accounting standard related to income taxes in the first quarter of fiscal 2019, a decrease in manufacturer and other receivables as a result of lower collateral receivables and lower receivables from contract manufacturers, and a decrease in value-added tax receivables.
Property, Plant and Equipment

	As of
	July 31, 2019	October 31, 2018
	In millions
Land	$293	$294
Buildings and leasehold improvements	2,157	2,103
Machinery and equipment, including equipment held for lease	9,460	9,419
	11,910	11,816
Accumulated depreciation	(5,910)	(5,678)
Total	$6,000	$6,138

Notes Payable and Short-Term Borrowings

	As of
	July 31, 2019	October 31, 2018
	In millions
Current portion of long-term debt	$1,180	$1,196
FS commercial paper	671	392
Notes payable to banks, lines of credit and other(1)	356	417
Total	$2,207	$2,005

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(1)	As of July 31, 2019 and October 31, 2018, notes payable to banks, lines of credit and other includes $228 million and $361 million, respectively, of borrowing associated with FS and its subsidiaries.
Warranties
The Company's aggregate product warranty liability as of July 31, 2019, and changes during the nine months then ended were as follows:

Nine Months Ended July 31, 2019
In millions
Balance at beginning of period	$430
Accruals for warranties issued	178
Adjustments related to pre-existing warranties	6
Settlements made	(212)
Balance at end of period	$402

Contract balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	July 31, 2019	October 31, 2018
	In millions
Accounts receivable, net
Accounts receivable	$2,786	$3,117
Unbilled receivables	210	185
Allowance for doubtful accounts	(31)	(39)
Total	$2,965	$3,263

Contract Liabilities
Contract liabilities consist of deferred revenue. The aggregate balances of current and non-current deferred revenue were $5.9 billion and $5.8 billion as of July 31, 2019 and October 31, 2018, respectively, which included $96 million and $82 million of deferred revenue related to FS, respectively. During the nine months ended July 31, 2019, approximately $5.1 billion of deferred revenue was recognized as revenue.
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
Remaining performance obligations consist of deferred revenue. As of July 31, 2019, the aggregate amount of remaining performance obligations was $5.9 billion. The Company expects to recognize approximately 22% of this amount as revenue over the remaining fiscal year.
Costs to Obtain a Contract
As of July 31, 2019, the current and non-current portions of the capitalized costs to obtain a contract were $46 million and $69 million, which were included in Other current assets and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheet. During the three and nine months ended July 31, 2019, the Company amortized $12 million and $34 million of the capitalized costs to obtain a contract, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8: Financing Receivables and Operating Leases
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	July 31, 2019	October 31, 2018
	In millions
Minimum lease payments receivable	$9,009	$8,691
Unguaranteed residual value	322	297
Unearned income	(765)	(732)
Financing receivables, gross	8,566	8,256
Allowance for doubtful accounts	(133)	(120)
Financing receivables, net	8,433	8,136
Less: current portion(1)	(3,567)	(3,396)
Amounts due after one year, net(1)	$4,866	$4,740

(1)
The Company includes the current portion in Financing receivables, and amounts due after one year, net in Long-term financing receivables and other assets, in the accompanying Condensed Consolidated Balance Sheets.

Sale of Financing Receivables
During the nine months ended July 31, 2019 and 2018, the Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the nine months ended July 31, 2019 and 2018, the Company sold $153 million and $127 million, respectively, of financing receivables. The gains recognized on the sales of financing receivables were not material for both periods.
Credit Quality Indicators
The credit risk profile of gross financing receivables, based upon internal risk ratings, was as follows:

	As of
	July 31, 2019	October 31, 2018
	In millions
Risk Rating:
Low	$4,377	$4,238
Moderate	3,913	3,805
High	276	213
Total	$8,566	$8,256

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Allowance for Doubtful Accounts
The allowance for doubtful accounts for financing receivables as of July 31, 2019 and October 31, 2018 and the respective changes during the nine and twelve months then ended were as follows:

	As of
	July 31, 2019	October 31, 2018
	In millions
Balance at beginning of period	$120	$86
Provision for doubtful accounts	25	49
Write-offs	(12)	(15)
Balance at end of period	$133	$120

The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	July 31, 2019	October 31, 2018
	In millions
Gross financing receivables collectively evaluated for loss	$8,120	$7,917
Gross financing receivables individually evaluated for loss(1)	446	339
Total	$8,566	$8,256
Allowance for financing receivables collectively evaluated for loss	$84	$78
Allowance for financing receivables individually evaluated for loss	49	42
Total	$133	$120

(1)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	July 31, 2019	October 31, 2018
	In millions
Billed:(1)
Current 1-30 days	$319	$275
Past due 31-60 days	62	42
Past due 61-90 days	15	13
Past due > 90 days	86	74
Unbilled sales-type and direct-financing lease receivables	8,084	7,852
Total gross financing receivables	$8,566	$8,256
Gross financing receivables on non-accrual status(2)	$297	$226
Gross financing receivables 90 days past due and still accruing interest(2)	$149	$113

(1)	Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Operating Leases
Operating lease assets included in Property, plant and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2019	October 31, 2018
	In millions
Equipment leased to customers	$7,275	$7,290
Accumulated depreciation	(3,225)	(3,078)
Total	$4,050	$4,212

Note 9: Goodwill
Goodwill allocated to the Company's reportable segments as of July 31, 2019 and the change in the respective carrying amounts during the nine months then ended were as follows:

	Hybrid IT	Intelligent Edge	Financial Services	Total
	In millions
Balance at October 31, 2018(1) (2)	$15,479	$1,914	$144	$17,537
Goodwill acquired during the period(3)	48	—	—	48
Goodwill adjustments	2	—	—	2
Balance at July 31, 2019(2)	$15,529	$1,914	$144	$17,587

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
Goodwill is tested for impairment at the reporting unit level. As of July 31, 2019, the Company's reporting units containing goodwill are consistent with the reportable segments identified in Note 2, "Segment Information". The Company will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2019				As of October 31, 2018
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$908	$—	$908	$—	$781	$—	$781
Money market funds	609	—	—	609	2,340	—	—	2,340
Foreign bonds	7	125	—	132	7	124	—	131
Other debt securities	—	1	32	33	—	—	25	25
Derivative Instruments:
Interest rate contracts	—	20	—	20	—	—	—	—
Foreign exchange contracts	—	467	—	467	—	496	—	496
Total assets	$616	$1,521	$32	$2,169	$2,347	$1,401	$25	$3,773
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$32	$—	$32	$—	$353	$—	$353
Foreign exchange contracts	—	116	—	116	—	117	—	117
Other derivatives	—	1	—	1	—	6	—	6
Total liabilities	$—	$149	$—	$149	$—	$476	$—	$476

During the nine months ended July 31, 2019, there were no transfers between levels within the fair value hierarchy.
Other Fair Value Disclosures
Short- and Long-Term Debt: At July 31, 2019 and October 31, 2018, the estimated fair value of the Company's short-term and long-term debt was $13.5 billion and $12.2 billion, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of July 31, 2019				As of October 31, 2018
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$908	$—	$—	$908	$781	$—	$—	$781
Money market funds	609	—	—	609	2,340	—	—	2,340
Total cash equivalents	1,517	—	—	1,517	3,121	—	—	3,121
Available-for-Sale Investments:
Foreign bonds	110	22	—	132	113	18	—	131
Other debt securities	33	—	—	33	26	—	(1)	25
Total available-for-sale investments	143	22	—	165	139	18	(1)	156
Total cash equivalents and available-for-sale debt investments	$1,660	$22	$—	$1,682	$3,260	$18	$(1)	$3,277

As of July 31, 2019 and October 31, 2018, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of July 31, 2019 and October 31, 2018. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of available-for-sale debt investments were as follows:

	July 31, 2019
	Amortized Cost	Fair Value
	In millions
Due in one to five years	$10	$10
Due in more than five years	133	155
	$143	$165

Equity Investments
Equity securities investments in privately held companies are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. The carrying amount of these investments without readily determinable fair values amounted to $184 million and $162 million at July 31, 2019 and October 31, 2018, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. These investments amounted to $2.3 billion and $2.4 billion at July 31, 2019 and October 31, 2018, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of July 31, 2019					As of October 31, 2018
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$6,850	$—	$20	$—	$32	$6,850	$—	$—	$—	$353
Cash flow hedges:
Foreign currency contracts	8,539	218	157	24	23	8,423	270	107	11	15
Net investment hedges:
Foreign currency contracts	1,745	25	30	18	18	1,737	32	41	13	11
Total derivatives designated as hedging instruments	17,134	243	207	42	73	17,010	302	148	24	379
Derivatives not designated as hedging instruments
Foreign currency contracts	5,206	36	1	26	7	6,780	41	5	55	12
Other derivatives	103	—	—	1	—	104	—	—	6	—
Total derivatives not designated as hedging instruments	5,309	36	1	27	7	6,884	41	5	61	12
Total derivatives	$22,443	$279	$208	$69	$80	$23,894	$343	$153	$85	$391

Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of July 31, 2019 and October 31, 2018, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements were as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of July 31, 2019
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$487	$—	$487	$125	$316	(1)	$46
Derivative liabilities	$149	$—	$149	$125	$5	(2)	$19

	As of October 31, 2018
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$496	$—	$496	$179	$205	(1)	$112
Derivative liabilities	$476	$—	$476	$179	$302	(2)	$(5)

(1)
Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

(2)
Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of July 31, 2019, of the $5 million of collateral posted, $4 million was in cash and $1 million was through re-use of counterparty collateral. As of October 31, 2018, $302 million of collateral posted was entirely in cash.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three and nine months ended July 31, 2019 and 2018 were as follows:

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2019	Nine months ended July 31, 2019	Hedged Item	Location	Three months ended July 31, 2019	Nine months ended July 31, 2019
		In millions				In millions
Interest rate contracts	Interest and other, net	$123	$341	Fixed-rate debt	Interest and other, net	$(123)	$(341)

	Gains (Losses) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2018	Nine months ended July 31, 2018	Hedged Item	Location	Three months ended July 31, 2018	Nine months ended July 31, 2018
		In millions				In millions
Interest rate contracts	Interest and other, net	$16	$(194)	Fixed-rate debt	Interest and other, net	$(16)	$194

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2019 were as follows:

	Gains (Losses) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2019	Nine months ended July 31, 2019	Location	Three months ended July 31, 2019	Nine months ended July 31, 2019
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$43	$102	Net revenue	$42	$168
Foreign currency contracts	20	123	Interest and other, net	16	91
Total cash flow hedges	$63	$225	Net earnings from continuing operations	$58	$259
Net investment hedges:
Foreign currency contracts	$(18)	$(23)	Interest and other, net	$—	$—
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2018 was as follows:

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

As of July 31, 2019 and 2018, no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow, and net investment hedges was not material for the three and nine months ended July 31, 2019 and 2018.
As of July 31, 2019, the Company expects to reclassify an estimated net Accumulated other comprehensive gain of approximately $80 million, net of taxes, to earnings in the next twelve months, along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Earnings for the three and nine months ended July 31, 2019 and 2018 was as follows:

		Gains (Losses) Recognized in Earnings on Derivatives
	Location	Three months ended July 31, 2019	Three months ended July 31, 2018	Nine months ended July 31, 2019	Nine months ended July 31, 2018
		In millions
Foreign currency contracts	Interest and other, net	$55	$233	$(68)	$104
Other derivatives	Interest and other, net	(2)	—	5	—
Total		$53	$233	$(63)	$104

Note 12: Borrowings
Commercial Paper
Hewlett Packard Enterprise's Board of Directors has authorized the issuance of up to $4.0 billion in aggregate principal amount of commercial paper by Hewlett Packard Enterprise. Hewlett Packard Enterprise's subsidiaries are authorized to issue up to an additional $1.0 billion in aggregate principal amount of commercial paper. Hewlett Packard Enterprise maintains two commercial paper programs, and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.0 billion. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $4.0 billion authorized by Hewlett Packard Enterprise's Board of Directors. The Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion, which was increased from $500 million, by way of an amendment in April 2019. As of July 31, 2019 and October 31, 2018, no borrowings were outstanding under Hewlett Packard Enterprise’s two commercial paper programs, and $671 million and $392 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
On August 16, 2019, the Company entered into a revolving credit facility (the "Credit Agreement"), together with the lenders named therein, JPMorgan Chase Bank, N.A. ("JPMorgan"), as co-administrative agent and administrative processing agent, and Citibank, N.A., as co-administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.75 billion. Loans under the revolving credit facility may be used for general corporate purposes. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to satisfaction of certain conditions, by up to two one-year periods. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. This credit facility replaces the Company's prior credit facility that was entered into on November 1, 2015, which was terminated in connection with its entering into the new credit facility.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 13: Stockholders' Equity
Taxes related to Other Comprehensive Income

	Three months ended July 31,		Nine months ended July 31,
	2019	2018	2019	2018
	In millions
Taxes on change in net unrealized gains (losses) on cash flow hedges:
Tax (provision) on net unrealized gains arising during the period	$(6)	$(20)	$(24)	$(6)
Tax provision (benefit) on net (gains) losses reclassified into earnings	7	5	31	(11)
	1	(15)	7	(17)
Taxes on change in unrealized components of defined benefit plans:
Tax benefit on net unrealized losses arising during the period	5	3	13	2
Tax provision on amortization of net actuarial loss and prior service benefit	(3)	(4)	(9)	(10)
Tax provision on curtailments, settlements and other	—	(5)	(7)	(12)
	2	(6)	(3)	(20)
Tax (provision) benefit on change in cumulative translation adjustment	(1)	2	—	3
Tax benefit (provision) on other comprehensive income	$2	$(19)	$4	$(34)

Changes and reclassifications related to Other Comprehensive Income, net of taxes

	Three months ended July 31,		Nine months ended July 31,
	2019	2018	2019	2018
	In millions
Other comprehensive income, net of taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	$3	$(2)	$8	$(1)
Gains reclassified into earnings	—	—	(3)	(9)
	3	(2)	5	(10)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains arising during the period	57	129	201	44
Net (gains) losses reclassified into earnings(1)	(51)	(38)	(228)	67
	6	91	(27)	111
Change in unrealized components of defined benefit plans:
Net unrealized losses arising during the period	(26)	(22)	(65)	(21)
Amortization of net actuarial loss and prior service benefit(2)	51	43	152	133
Curtailments, settlements and other	5	4	5	(1)
	30	25	92	111
Change in cumulative translation adjustment	(9)	(38)	(2)	(37)
Other comprehensive income, net of taxes	$30	$76	$68	$175

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(1)	For more details on the reclassification of pre-tax net (gains) losses on cash flow hedges into the Condensed Consolidated Statements of Earnings, see Note 11, "Financial Instruments".

(2)	These components are included in the computation of net pension and post-retirement benefit cost in Note 5, "Retirement and Post-Retirement Benefit Plans".
The components of Accumulated other comprehensive loss, net of taxes as of July 31, 2019, and changes during the nine months ended July 31, 2019 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$17	$106	$(2,922)	$(419)	$(3,218)
Other comprehensive income (loss) before reclassifications	8	201	(65)	(2)	142
Reclassifications of (gains) losses into earnings	(3)	(228)	157	—	(74)
Balance at end of period	$22	$79	$(2,830)	$(421)	$(3,150)

Share Repurchase Program
For the nine months ended July 31, 2019, the Company repurchased and settled a total of 130 million shares under its share repurchase program through open market repurchases, which included 2.4 million shares that were unsettled open market repurchases as of October 31, 2018. Additionally, as of July 31, 2019, the Company had unsettled open market repurchases of 1.2 million shares. Shares repurchased during the nine months ended July 31, 2019 were recorded as a $1.9 billion reduction to stockholders' equity. As of July 31, 2019, the Company had a remaining authorization of $2.7 billion for future share repurchases.
Note 14: Net Earnings Per Share
The Company calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of restricted stock units, stock options, and performance-based awards.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended July 31,		Nine months ended July 31,
	2019	2018	2019	2018
	In millions, except per share amounts
Numerator:
Net (loss) earnings from continuing operations	$(27)	$452	$569	$2,784
Net loss from discontinued operations	—	(1)	—	(119)
Net (loss) earnings	$(27)	$451	$569	$2,665
Denominator:
Weighted-average shares used to compute basic net EPS	1,334	1,513	1,367	1,552
Dilutive effect of employee stock plans	—	18	13	26
Weighted-average shares used to compute diluted net EPS	1,334	1,531	1,380	1,578
Basic net (loss) earnings per share:
Continuing operations	$(0.02)	$0.30	$0.42	$1.79
Discontinued operations(1)	—	—	—	(0.07)
Basic net (loss) earnings per share	$(0.02)	$0.30	$0.42	$1.72
Diluted net (loss) earnings per share:
Continuing operations	$(0.02)	$0.29	$0.41	$1.76
Discontinued operations(1)(2)	—	—	—	(0.07)
Diluted net (loss) earnings per share	$(0.02)	$0.29	$0.41	$1.69
Anti-dilutive weighted-average stock awards(3)	44	2	4	3

(1)	EPS for discontinued operations was calculated by deducting the EPS from continuing operations from the total EPS.

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

Note 15: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of Intellectual Property ("IP"), commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of July 31, 2019, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Litigation, Proceedings and Investigations
DXC Technology Indemnification Demand. On March 27, 2018, DXC Technology (“DXC”) served an arbitration demand on HPE under the Separation and Distribution Agreement by and between HPE and DXC (f/k/a Everett SpinCo, Inc.) dated May 24, 2016, relating to the separation of HPE’s Enterprise Services business (the “ES Business”). The arbitration demand asserts that HPE is required to indemnify DXC for any transferred long-term capitalized lease obligations of the ES Business that exceed the threshold amount of $250 million. DXC contends that this $250 million threshold was exceeded by approximately $1.0 billion because the valuation of the assets underlying certain leases did not justify their classification as operating leases based on the terms of such leases, thereby rendering them long-term capitalized lease obligations. The arbitration demand follows DXC's November 8, 2017 request for indemnification on this same issue. On August 15, 2019, the arbitration panel ruled in DXC’s favor, issuing DXC an award in the amount of $632 million. The arbitration panel also awarded pre-judgment interest of $34 million.
Ross and Rogus v. Hewlett Packard Enterprise Company. On November 8, 2018, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara alleging that HPE pays its California-based female employees “systemically lower compensation” than HPE pays male employees performing substantially similar work. The complaint alleges various California state law claims, including California’s Equal Pay Act, Fair Employment and Housing Act, and Unfair Competition Law, and seeks certification of a California-only class of female employees employed in certain “Covered Positions.” The complaint seeks damages, statutory and civil penalties, attorneys’ fees and costs. On April 2, 2019, HPE filed a demurrer to all causes of action and an alternative motion to strike portions of the complaint. On July 2, 2019, the court denied HPE’s demurrer as to the claims of the putative class and granted HPE’s demurrer as to the claims of the individual plaintiffs.
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
Hewlett-Packard Company v. Oracle (Itanium). On June 15, 2011, HP Inc. filed suit against Oracle in the Superior Court of California, County of Santa Clara in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.’s Itanium-based line of mission critical servers.  HP Inc. asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases. HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers. Phase 2 of the trial was then postponed by Oracle’s appeal of the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP Inc.’s damages claim infringed on Oracle’s First Amendment rights.  On August 27, 2015, the California Court of Appeal rejected Oracle’s appeal. The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016.  On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. approximately $3 billion in damages:  $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP Inc. filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. Oracle filed its opening brief in the California Court of Appeal on March 7, 2019. HP Inc.’s answering/cross-opening brief was filed on June 12, 2019. On May 16, 2019, HP Inc. filed its application to renew the judgment. As of May 16, 2019, the renewed judgment is approximately $3.8 billion. Daily interest on the renewed judgment is now accruing at $1.037 million. Pursuant to the terms of the Separation and Distribution Agreement, HP Inc. and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the HP Inc. /Hewlett Packard Enterprise separation on November 1, 2015.
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition.  Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix’s alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On June 14, 2018, the court heard oral argument on HPE's and Oracle's cross-motions for summary judgment. The court has not yet ruled on the parties' motions. On January 29, 2019, the court granted HPE’s Motion for Summary Judgment as to all of Oracle’s claims and vacated the trial date. On February 20, 2019, the court entered judgment in favor of HPE, dismissing Oracle’s claims in their entirety. Oracle has appealed the trial court’s ruling to the United States Court of Appeals for the Ninth Circuit. Oracle’s opening brief was filed on July 29, 2019. HPE’s responsive brief currently is due September 27, 2019.
Network-1 Technologies, Inc. v. Alcatel-Lucent USA Inc., et al. This patent infringement action was filed on September 15, 2011 in the United States District Court for the Eastern District of Texas, alleging that various Hewlett Packard Enterprise switches and access points infringe Network-1’s patent relating to the 802.3af and 802.3at “Power over Ethernet” standards. Network-1 seeks damages, attorneys’ fees and costs, and declaratory and injunctive relief. The Network-1 patent at issue expires in 2020. A jury trial was conducted beginning on November 6, 2017. On November 13, 2017, the jury returned a verdict in favor of HPE, finding that HPE did not infringe Network-1’s patent and that the patent was invalid. On August 29 2018, the court denied Network-1's motion for a new trial on infringement and entered the jury's verdict finding that HPE does not infringe the relevant Network-1 patent. The court also granted Network-1's motion for Judgment as a Matter of Law on validity. Network-1 has appealed the jury verdict of non-infringement to the United States Court of Appeals for the Federal Circuit. HPE has cross-appealed the court’s decision to grant Network-1's motion for Judgment as a Matter of Law on validity. Appellate briefing has been completed.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of July 31, 2019 and October 31, 2018, the Company’s receivable and payable balances related to indemnified litigation matters and other contingencies, and income tax-related indemnification covered by these agreements were as follows:

	As of
	July 31, 2019	October 31, 2018
	In millions
Litigation matters and other contingencies
Receivable	$88	$104
Payable	$57	$83

Income tax-related indemnification(1)
Net indemnification receivable - long-term(2)	$266	$16
Net indemnification receivable - short-term	$13	$17
Net indemnification payable - long-term	$9	$9
Net indemnification payable - short-term(3)	$102	$26

(1)	The actual amount that the Company may receive or pay could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.

(2)
For the nine months ended July 31, 2019, the increase in Net indemnification receivable - long-term was due primarily to the effects of U.S. tax reform on tax attributes related to fiscal periods prior to the Separation.

(3)
For the nine months ended July 31, 2019, the increase in Net indemnification payable - short-term was due primarily to the effective settlement of the U.S. federal income tax audit of fiscal years 2013 through 2015 for HP Inc. for which the Company was joint and severally liable and for which the Company was partially indemnified by HP Inc. under the Tax Matters Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•
Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares the three and nine months ended July 31, 2019 to the prior-year periods.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations.  An analysis of our financial results comparing the three and nine months ended July 31, 2019 to the prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.

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
The following Overview, Results of Operations and Liquidity discussions and analysis compare the three and nine months ended July 31, 2019 to the prior-year periods, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of July 31, 2019, unless otherwise noted.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

We organize our business into four segments for financial reporting purposes: Hybrid IT, Intelligent Edge, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for the three months ended July 31, 2019, as compared to the prior-year period:

	HPE Consolidated		Hybrid IT		Intelligent Edge		Financial Services		Corporate Investments
	Dollars in millions, except for per share amounts
Net revenue(1)	$7,217		$5,549		$762		$888		$130
Year-over-year change %	(7.0)%		(9.2)%		(2.9)%		(4.3)%		(3.0)%
(Loss) earnings from continuing operations(2)	$(76)		$704		$37		$77		$(25)
(Loss) earnings from continuing operations as a % of net revenue	(1.1)%		12.7%		4.9%		8.7%		(19.2)%
Year-over-year change percentage points	(7.4	)pts	2.5	pts	(8.0	)pts	0.9	pts	(0.5	)pts
Net loss from continuing operations	$(27)
Net (loss) earnings per share
Basic net EPS from continuing operations	$(0.02)
Diluted net EPS from continuing operations	$(0.02)

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, acquisition, disposition and other related charges, transformation costs, amortization of intangible assets, restructuring charges and separation costs.

Three months ended July 31, 2019 compared with three months ended July 31, 2018
Net revenue decreased by $547 million, or 7.0% (decreased 5.4% on a constant currency basis), for the three months ended July 31, 2019, as compared to the prior-year period in part due to deliberate actions we are taking to minimize revenue from less profitable product categories and certain markets, from challenges related to market weakness and go-to-market execution issues. The leading contributor to the net revenue decrease was lower revenue of $560 million in Hybrid IT due primarily to a combination of factors which include: a decline in Tier-1 server sales and lower revenue from China, both of which was primarily experienced within Compute; demand weakness resulting in lower revenue from Industry Standard Server ("ISS") core products within Compute and lower HPE Pointnext services revenue; a decline in revenue from Storage products resulting from market weakness; and unfavorable currency fluctuations. Additionally, we experienced a revenue decline in Intelligent Edge due to lower sales of campus switching products within HPE Aruba Products and a revenue decline in Financial Services due to lower rental revenue and unfavorable currency fluctuations. The overall net revenue decline was partially offset by revenue growth in HPE Aruba Services within Intelligent Edge and in HPE Nimble Storage within Hybrid IT.
We continue to execute on our HPE Next initiative, which includes streamlining our offerings and business processes, and shifting investments in innovation towards high growth and higher margin solutions and services, which provided a favorable impact to the performance of certain business units in the current period. Gross margin was 33.9% ($2.4 billion) and 30.5% ($2.4 billion) for the three months ended July 31, 2019 and 2018, respectively. The 3.4 percentage point increase in gross margin was due primarily to Hybrid IT as a result of the year-over-year decrease in commodity costs, cost management initiatives and a lower mix of revenue from Tier-1 server sales along with a higher mix of revenue from higher-margin products. Operating margin decreased 7.4 percentage points in the three months ended July 31, 2019, as compared to the prior-year period, due primarily to higher acquisition, disposition and other related charges as a result of a one-time charge associated with an arbitration settlement, higher transformation costs related to the HPE Next initiative and higher research and development expense and selling, general and administrative expense as a percentage of net revenue, partially offset by the gross margin increase.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following provides an overview of our key financial metrics by segment for the nine months ended July 31, 2019 as compared to the prior-year period:

	HPE Consolidated		Hybrid IT	Intelligent Edge	Financial Services	Corporate Investments
	Dollars in millions, except for per share amounts
Net revenue(1)	$21,920		$17,155	$2,114	$2,703	$373
Year-over-year change %	(4.3)%		(5.5)%	(1.5)%	(1.1)%	(7.7)%
Earnings (loss) from operations(2)	$814		$2,024	$66	$231	$(82)
Earnings (loss) from operations as a % of net revenue	3.7%		11.8%	3.1%	8.5%	(22.0)%
Year-over-year change percentage points	(1.0	)pts	2.0pts	(5.8)pts	0.6pts	(2.4)pts
Net earnings from continuing operations	$569
Net earnings per share
Basic EPS from continuing operations	$0.42
Diluted EPS from continuing operations	$0.41

(1)	HPE consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, acquisition, disposition and other related charges, transformation costs, amortization of intangible assets, restructuring charges and disaster charges.

Nine months ended July 31, 2019 compared with nine months ended July 31, 2018
Net revenue decreased by $986 million, or 4.3% (decreased 3.0% on a constant currency basis), for the nine months ended July 31, 2019, as compared to the prior-year period. The leading contributor to the net revenue decrease was lower revenue of $1.0 billion in Hybrid IT due to a decline in Tier-1 server sales and decreased revenue from China which was primarily experienced within Compute, lower HPE Pointnext services revenue due to demand weakness and unfavorable currency fluctuations. Additionally, we experienced revenue declines in Intelligent Edge due to lower sales of switching products within HPE Aruba Products and in Financial Services due to unfavorable currency fluctuations and lower rental revenue. The overall net revenue decline was partially offset by growth in HPE Aruba Services within Intelligent Edge and growth in Storage within Hybrid IT driven by HPE Nimble Storage.
Gross margin was 32.4% ($7.1 billion) and 29.7% ($6.8 billion) for the nine months ended July 31, 2019 and 2018, respectively. The 2.7 percentage point increase in gross margin was due primarily to Hybrid IT as a result of the year-over-year decrease in commodity costs, cost management initiatives, and a lower mix of revenue from Tier-1 server sales along with a higher mix of revenue from higher-margin products. Operating margin decreased 1.0 percentage points in the nine months ended July 31, 2019, as compared to the prior-year period, due primarily to higher acquisition, disposition and other related charges as a result of a one-time charge associated with an arbitration settlement and higher research and development expense as a percentage of net revenue, partially offset by the gross margin increase and lower transformation costs.
As of July 31, 2019, cash, cash equivalents and restricted cash and long-term investments were $4.1 billion, representing a decrease of approximately $1.0 billion from the October 31, 2018 balance of $5.1 billion. The decrease was due primarily to the following: share repurchases and cash dividend payments of $2.4 billion and investments in property, plant and equipment, net of sales proceeds, of $1.7 billion, partially offset by cash provided by operating activities of $2.6 billion and net financial collateral received of $0.4 billion.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the nine months ended July 31, 2019, with the exception of certain accounting policies that were updated resulting from our adoption of the new revenue recognition standard (See Note 1, "Overview and Summary of Significant Accounting Policies"), to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31,				Nine months ended July 31,
	2019		2018		2019		2018
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$7,217	100.0%	$7,764	100.0%	$21,920	100.0%	$22,906	100.0%
Cost of sales	4,768	66.1	5,399	69.5	14,820	67.6	16,114	70.3
Gross profit	2,449	33.9	2,365	30.5	7,100	32.4	6,792	29.7
Research and development	481	6.7	435	5.6	1,404	6.4	1,227	5.4
Selling, general and administrative	1,253	17.3	1,221	15.8	3,678	16.8	3,684	16.1
Amortization of intangible assets	58	0.9	72	0.9	199	0.9	222	1.0
Restructuring charges	—	—	(1)	—	—	—	14	0.1
Transformation costs	170	2.4	126	1.6	302	1.4	491	2.1
Disaster charges	—	—	—	—	(7)	—	—	—
Acquisition, disposition and other related charges	563	7.7	24	0.3	710	3.2	70	0.3
Separation costs	—	—	(2)	—	—	—	—	—
(Loss) earnings from continuing operations	(76)	(1.1)	490	6.3	814	3.7	1,084	4.7
Interest and other, net	(70)	(1.0)	(64)	(0.7)	(139)	(0.6)	(163)	(0.6)
Tax indemnification adjustments	(134)	(1.8)	2	—	89	0.4	(1,342)	(5.9)
Non-service net periodic benefit credit	12	0.2	26	0.3	45	0.2	90	0.4
Earnings from equity interests	3	—	11	0.1	21	0.1	23	0.1
(Loss) earnings from continuing operations before taxes	(265)	(3.7)	465	6.0	830	3.8	(308)	(1.3)
Benefit (provision) for taxes	238	3.3	(13)	(0.2)	(261)	(1.2)	3,092	13.5
Net (loss) earnings from continuing operations	(27)	(0.4)	452	5.8	569	2.6	2,784	12.2
Net loss from discontinued operations	—	—	(1)	—	—	—	(119)	(0.6)
Net (loss) earnings	$(27)	(0.4)%	$451	5.8%	$569	2.6%	$2,665	11.6%
Stock-based compensation expense is included within costs and expenses presented in the table above as follows:

	Three months ended July 31,		Nine months ended July 31,
	2019	2018	2019	2018
	In millions
Cost of sales	$7	$7	$30	$34
Research and development	15	14	55	60
Selling, general and administrative	36	35	122	148
Transformation costs	—	—	2	3
Acquisition, disposition and other related charges	—	1	—	10
Separation costs	—	—	—	10
Stock-based compensation expense from continuing operations	$58	$57	$209	$265
Net Revenue
For the three months ended July 31, 2019, as compared to the prior-year period, total net revenue decreased by $547 million, or 7.0% (decreased 5.4% on a constant currency basis). U.S. net revenue decreased by $201 million, or 7.6%, to $2.4 billion, and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

net revenue from outside of the U.S. decreased by $346 million, or 6.7%, to $4.8 billion. For the nine months ended July 31, 2019, as compared to the prior-year period, total net revenue decreased by $986 million, or 4.3% (decreased 3.0% on a constant currency basis). U.S. net revenue decreased by $329 million, or 4.4%, to $7.1 billion, and net revenue from outside of the U.S. decreased by $657 million, or 4.3%, to $14.8 billion.
The components of the weighted net revenue change by segment were as follows:

	Three months ended July 31, 2019	Nine months ended July 31, 2019
	Percentage points
Hybrid IT	(7.2)	(4.4)
Intelligent Edge	(0.3)	(0.1)
Financial Services	(0.5)	(0.1)
Corporate Investments/Other (1)	1.0	0.3
Total HPE	(7.0)	(4.3)

(1) Other primarily relates to the elimination of intersegment net revenue.
Three months ended July 31, 2019 compared with the three months ended July 31, 2018
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:

•
Hybrid IT net revenue decreased due to a combination of factors including: lower Tier-1 server sales and lower revenue from China as we continue to exit less profitable product categories and certain markets, which was primarily experienced within Compute, demand weakness resulting in lower revenue from ISS core products within Compute and lower HPE Pointnext services revenue, a decline in revenue from Storage products resulting from market weakness, and unfavorable currency fluctuations;

•	Intelligent Edge net revenue decreased due primarily to unfavorable currency fluctuations and lower sales of campus switching products within HPE Aruba Products driven by sales execution issues; and

•	FS net revenue decreased due primarily to lower rental revenue from lower average operating leases and unfavorable currency fluctuations.
Nine months ended July 31, 2019 compared with the nine months ended July 31, 2018
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:

•
Hybrid IT net revenue decreased due to a decline in Tier-1 server sales and lower revenue from China which was primarily experienced within Compute, lower HPE Pointnext services revenue due to demand weakness and unfavorable currency fluctuations;

•	Intelligent Edge net revenue decreased due primarily to lower sales of our switching products within HPE Aruba Products driven by sales execution issues; and

•	FS net revenue decreased due primarily to unfavorable currency fluctuations and lower rental revenue from lower average operating leases.
A more detailed discussion of segment revenue is included under "Segment Information" below.
Gross Margin
For the three and nine months ended July 31, 2019, as compared to the prior-year periods, total gross margin increased 3.4 and 2.7 percentage points, respectively. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•
Hybrid IT gross margin increased for the three and nine months ended July 31, 2019, as compared to the prior-year periods, due primarily to a combination of factors including the year-over-year decrease in commodity costs, cost management

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

initiatives, and a lower mix of revenue from Tier-1 server sales coupled with a higher mix of revenue from higher-margin products;

•
Intelligent Edge gross margin decreased for the three months ended July 31, 2019, as compared to the prior-year period, due primarily to unfavorable rates resulting from competitive pressures on products. Intelligent Edge gross margin increased for the nine months ended July 31, 2019, as compared to the prior-year period, due primarily to favorable currency fluctuations, a higher mix of revenue from higher-margin WLAN products and HPE Aruba Services, and cost management activities; and

•
FS gross margin increased for the three and nine months ended July 31, 2019, as compared to the prior-year periods due primarily to higher margins from lease extensions and lease buyouts. Additionally, the nine month period had lower bad debt expense compared to the prior-year period.

A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.
Operating Expenses
Research and Development
Research and development ("R&D") expense increased by $46 million or 11% and by $177 million or 14%, for the three and nine months ended July 31, 2019, respectively, as compared to the prior-year periods, due primarily to increased investment in new product development in the Hybrid IT and Intelligent Edge segments, higher variable compensation expenses, and higher costs associated with recent business acquisitions, partially offset by favorable currency fluctuations.
Selling, General and Administrative
Selling, general and administrative expense increased by $32 million or 3% for the three months ended July 31, 2019, as compared to the prior-year period due primarily to higher field selling costs and higher variable compensation expenses, partially offset by favorable currency fluctuations.
For the nine months ended July 31, 2019, as compared to the prior-year period, selling, general and administrative expense decreased by $6 million, due primarily to favorable currency fluctuations and lower marketing and administrative expenses as a result of the HPE Next initiative, partially offset by higher field selling costs, variable compensation expenses and higher costs associated with recent business acquisitions.
Amortization of Intangible Assets
Amortization expense decreased by $14 million or 19%, and by $23 million or 10%, for the three and nine months ended July 31, 2019, respectively, as compared to the prior-year periods, due to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods, partially offset by the addition of intangible assets from recent acquisitions.
Transformation Costs
For the three months ended July 31, 2019, HPE Next transformation costs increased by $44 million or 35%, as compared to the prior-year period, due primarily to the benefit from gains on real estate sales in the prior-year period, impairment charges on real estate assets in the current period and higher IT costs, partially offset by lower restructuring charges and program management costs.
For the nine months ended July 31, 2019, HPE Next transformation costs decreased by $189 million or 38%, compared to the prior-year period, due primarily to lower restructuring charges, program management costs and IT costs, partially offset by the benefit from gains on real estate sales in the prior-year period and impairment charges on real estate assets in the current period.
Disaster Charges
Disaster charges for the nine months ended July 31, 2019, represent a net gain from settlements related to the damage sustained at our facilities in Houston, Texas, as a result of Hurricane Harvey.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Acquisition, Disposition and Other Related Charges
Acquisition, disposition and other related charges increased by $539 million and $640 million for the three and nine months ended July 31, 2019, respectively, as compared to the prior-year periods, due primarily to a charge related to a one-time arbitration settlement, partially offset by reduced costs for acquisition related retention bonuses and integration activities.
Interest and Other, Net
Interest and other, net expense increased by $6 million for the three months ended July 31, 2019, as compared with the prior-year period, due primarily to a net gain on the sale of certain assets in the prior-year period, partially offset by lower net interest expense in the current period.
Interest and other, net expense decreased by $24 million for the nine months ended July 31, 2019, as compared to the prior-year period, due primarily to a net gain from the sale of investments in the current period and a net loss from the sale of investments in the prior-year period.
Non-service net periodic benefit credit
Non-service net periodic benefit credit for the three and nine months ended July 31, 2019, represent adjustments to the net periodic pension benefit cost resulting from the remeasurement of certain Hewlett Packard Enterprise defined benefit pension and post-retirement benefit plans due to factors such as interest cost, expected return on plan assets, amortization of prior plan amendments, amortized actuarial gains or losses and the impact of any plan settlements or curtailments.

Tax Indemnification Adjustments
We recorded tax indemnification expense of $134 million and tax indemnification income of $2 million for the three months ended July 31, 2019 and 2018, respectively, and tax indemnification income of $89 million and tax indemnification expense of $1.3 billion for the nine months ended July 31, 2019 and 2018, respectively. For the three and nine months ended July 31, 2019, the amount was due primarily to the impacts of the effective settlement of the U.S. federal income tax audit of fiscal years 2013 through 2015 for HP Inc. The activity for the nine months ended July 31, 2019 also included the effects of U.S. tax reform on tax attributes related to fiscal periods prior to the Separation. For the three and nine months ended July 31, 2018, the amounts resulted from changes in certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc. and for which we are partially indemnified by HP Inc. under the Tax Matters Agreement.
Earnings from Equity Interests
Earnings from equity interests primarily represents our 49% interest in H3C and the amortization of our interest in a basis difference. For the three and nine months ended July 31, 2019, earnings from equity interests decreased compared to the prior-year periods as a result of lower net income earned by H3C.
Provision for Taxes
Our effective tax rate was 89.8% and 2.8% for the three months ended July 31, 2019 and 2018, respectively, and 31.4% and 1,003.9% for the nine months ended July 31, 2019 and 2018, respectively. Our effective tax rates for the three and nine months ended July 31, 2019 and 2018 were significantly impacted by the Tax Cuts and Jobs Act (the “Tax Act”) and the settlement of certain pre-Separation tax liabilities of HP Inc.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Hybrid IT

	Three months ended July 31,
	2019	2018	% Change
	Dollars in millions
Net revenue	$5,549	$6,109	(9.2)%
Earnings from operations	$704	$624	12.8%
Earnings from operations as a % of net revenue	12.7%	10.2%

	Nine months ended July 31,
	2019	2018	% Change
	Dollars in millions
Net revenue	$17,155	$18,160	(5.5)%
Earnings from operations	$2,024	$1,787	13.3%
Earnings from operations as a % of net revenue	11.8%	9.8%
The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2019	2018	2019
	Dollars in millions
Compute	$3,151	$3,569	(6.9)
Storage	844	887	(0.7)
Hybrid IT Product	3,995	4,456	(7.6)
HPE Pointnext	1,554	1,653	(1.6)
Total Hybrid IT	$5,549	$6,109	(9.2)

	Nine months ended July 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2019	2018	2019
	Dollars in millions
Compute	$9,646	$10,350	(3.9)
Storage	2,761	2,747	0.1
Hybrid IT Product	12,407	13,097	(3.8)
HPE Pointnext	4,748	5,063	(1.7)
Total Hybrid IT	$17,155	$18,160	(5.5)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Three months ended July 31, 2019 compared with three months ended July 31, 2018
Hybrid IT net revenue decreased by $560 million, or 9.2% (decreased 7.7% on a constant currency basis), for the three months ended July 31, 2019, as we continue to execute on our HPE Next initiative, which includes streamlining our offerings and business processes, and shifting investments in innovation towards high growth and higher margin solutions and services. The decrease in Hybrid IT net revenue was due primarily to a decline in Tier-1 server sales and lower revenue from China as we continue to exit less profitable product categories and certain markets, which was primarily experienced within Compute. The net revenue decline was also due to lower revenue from Compute as a result of a decline in ISS core products due to demand weakness resulting in longer sales cycles, a decline in HPE Pointnext revenue due in part to demand weakness and unfavorable currency fluctuations, and a decline in Storage revenue due to market weakness. Partially offsetting this decrease was revenue growth from HPE Nimble Storage.
Hybrid IT Product net revenue decreased by $461 million, or 10%, with a decline of 12% in Compute and a decline of 5% in Storage.

•
The net revenue decrease in Compute was due primarily to a combination of factors, including a decline in Tier-1 server sales and revenue decline from China. The net revenue decrease in Compute was also due to the decrease in ISS core products, which was driven by a decrease in unit shipments as a result of demand weakness, while Average Unit Prices ("AUPs") remained flat. The decline in unit shipments was experienced primarily in the blade category. Mission-critical servers ("MCS") experienced a net revenue decrease led by a revenue decline in Itanium and NonStop products.

•
The net revenue decrease in Storage was due primarily to a decline across product categories primarily 3PAR, Big Data, and traditional storage products driven by market weakness, partially offset by revenue growth in HPE Nimble Storage.

HPE Pointnext net revenue decreased by $99 million, or 6%, due primarily to revenue declines in Operational Services from lower demand in prior periods and the impact of unfavorable currency fluctuations.
Hybrid IT earnings from operations as a percentage of net revenue increased 2.5 percentage points for the three months ended July 31, 2019, as compared to the prior-year period, due to an increase in gross margin which was partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to a combination of factors including the year-over-year decrease in commodity costs, lower costs of services and products due to our cost management initiatives and a lower mix of revenue from Tier-1 server sales coupled with a higher mix of revenue from higher-margin products. The increase in gross margin was partially offset by unfavorable currency fluctuations. The increase in operating expenses as a percentage of net revenue was due primarily to the net revenue decline and an increase in operating expenses driven by higher field selling costs and R&D costs, compared to the prior-year period.
Nine months ended July 31, 2019 compared with nine months ended July 31, 2018
Hybrid IT net revenue decreased by $1.0 billion, or 5.5% (decreased 4.4% on a constant currency basis), for the nine months ended July 31, 2019. The decrease in Hybrid IT net revenue was due primarily to a decline in Tier-1 server sales and a decline in revenue from China, both of which was primarily experienced within Compute, and a decline in HPE Pointnext revenue due to demand weakness and unfavorable currency fluctuations. Partially offsetting this decrease was higher revenue from HPE Nimble Storage.
Hybrid IT Product net revenue decreased by $690 million, or 5%, with a decline of 7% in Compute and growth of 1% in Storage.

•
The net revenue decrease in Compute was due primarily to a decline in Tier-1 server sales and a decline in revenue from China. Revenue from ISS core remained flat due to a decline in unit shipments, primarily in the blade, tower and rack categories, offset by higher AUPs across core products. MCS experienced a net revenue decrease led by a revenue decline in Itanium and NonStop products.

•
The net revenue increase in Storage was due primarily to revenue growth from HPE Nimble Storage and traditional storage products, partially offset by a decline in revenue from 3PAR and Big Data products.

HPE Pointnext net revenue decreased by $315 million, or 6%, due primarily to revenue declines in Operational Services and Advisory and Professional Services resulting in part from demand weakness. Additionally, Advisory and Professional Services experienced lower revenue as a result of our initiative to streamline our go-to-market approach in certain countries. The impact of unfavorable currency fluctuations contributed to the overall revenue decline in HPE Pointnext.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Hybrid IT earnings from operations as a percentage of net revenue increased 2.0 percentage points for the nine months ended July 31, 2019, as compared to the prior-year period, due to an increase in gross margin which was partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to a combination of factors including the year-over-year decrease in commodity costs, lower costs of services and products due to our cost management initiatives and a lower mix of revenue from Tier-1 server sales coupled with a higher mix of revenue from higher-margin products. The increase to gross margin was partially offset by unfavorable currency fluctuations and higher variable compensation expense. The increase in operating expenses as a percentage of net revenue was due primarily to the net revenue decline and higher R&D costs.
Intelligent Edge

	Three months ended July 31,
	2019	2018	% Change
	Dollars in millions
Net revenue	$762	$785	(2.9)%
Earnings from operations	$37	$101	(63.4)%
Earnings from operations as a % of net revenue	4.9%	12.9%

	Nine months ended July 31,
	2019	2018	% Change
	Dollars in millions
Net revenue	$2,114	$2,147	(1.5)%
Earnings from operations	$66	$191	(65.4)%
Earnings from operations as a % of net revenue	3.1%	8.9%
The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2019	2018	2019
	Dollars in millions
HPE Aruba Product	$668	$703	(4.6)
HPE Aruba Services	94	82	1.7
Total Intelligent Edge	$762	$785	(2.9)

	Nine months ended July 31,
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2019	2018	2019
	Dollars in millions
HPE Aruba Product	$1,842	$1,914	(3.3)
HPE Aruba Services	272	233	1.8
Total Intelligent Edge	$2,114	$2,147	(1.5)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Three months ended July 31, 2019 compared with three months ended July 31, 2018
Intelligent Edge net revenue decreased by $23 million, or 2.9% (decreased 1.5% on a constant currency basis), for the three months ended July 31, 2019, as compared to the prior-year period. The decrease in Intelligent Edge net revenue was due to a net decrease in HPE Aruba Product revenue of $35 million, or 5%, partially offset by an increase in HPE Aruba Services revenue of $12 million, or 15%. The decrease in HPE Aruba Product revenue was due primarily to unfavorable currency fluctuations and a revenue decline in campus switching products driven by sales execution issues, particularly in the North America region and weaker demand, while revenue growth from WLAN products was flat. The increase in HPE Aruba Services revenue was due primarily to services attach on a growing product installed base and an increase in renewal rates.
Intelligent Edge earnings from operations as a percentage of net revenue decreased by 8.0 percentage points for the three months ended July 31, 2019, as compared to the prior-year period, due to an increase in operating expenses as a percentage of net revenue as well as a decrease in gross margin. The increase in operating expenses as a percentage of net revenue was due primarily to increased R&D expenses and field selling costs. The gross margin decrease was due primarily to unfavorable rates resulting from competitive pressures on products, partially offset by a higher mix of revenue from higher-margin HPE Aruba Services and WLAN products and cost management activities.
Nine months ended July 31, 2019 compared with nine months ended July 31, 2018
Intelligent Edge net revenue decreased by $33 million, or 1.5% (decreased 0.8% on a constant currency basis), for the nine months ended July 31, 2019, as compared to the prior-year period. The decrease in Intelligent Edge net revenue was due to a net decrease in HPE Aruba Product revenue of $72 million, or 4%, partially offset by an increase in HPE Aruba Services revenue of $39 million, or 17%. The decrease in HPE Aruba Product revenue was due primarily to a revenue decline in our switching products, driven by sales execution issues, particularly in the North America region and weaker demand, partially offset by a slight revenue increase in WLAN products. The increase in HPE Aruba Services revenue was due primarily to services attach on a growing product installed base and an increase in renewal rates.
Intelligent Edge earnings from operations as a percentage of net revenue decreased by 5.8 percentage points for the nine months ended July 31, 2019, as compared to the prior-year period, due to an increase in operating expenses as a percentage of net revenue, partially offset by an increase in gross margin. The increase in operating expenses as a percentage of net revenue was due primarily to increased R&D expenses and field selling costs. The gross margin increase was due primarily to favorable currency fluctuations, a higher mix of revenue from higher-margin WLAN products and HPE Aruba Services, and cost management activities, partially offset by lower margins from unfavorable rates resulting from competitive pressures on products.
Financial Services

	Three months ended July 31,
	2019	2018	% Change
	Dollars in millions
Net revenue	$888	$928	(4.3)%
Earnings from operations	$77	$72	6.9%
Earnings from operations as a % of net revenue	8.7%	7.8%

	Nine months ended July 31,
	2019	2018	% Change
	Dollars in millions
Net revenue	$2,703	$2,732	(1.1)%
Earnings from operations	$231	$215	7.4%
Earnings from operations as a % of net revenue	8.5%	7.9%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Three months ended July 31, 2019 compared with three months ended July 31, 2018
FS net revenue decreased by $40 million, or 4.3% (decreased 2.0% on a constant currency basis), for the three months ended July 31, 2019. The decrease in net revenue was due primarily to a decrease in rental revenue due to lower average operating leases and unfavorable currency fluctuations, partially offset by higher asset management revenue from lease extensions and end-of-lease monthly rentals.
FS earnings from operations as a percentage of net revenue increased 0.9 percentage points for the three months ended July 31, 2019 due to an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to higher margins from lease extensions and lease buyouts, partially offset by lower portfolio margins from increased borrowing costs. Operating expenses as a percentage of net revenue decreased primarily as a result of lower variable compensation expense and lower field selling costs.
Nine months ended July 31, 2019 compared with nine months ended July 31, 2018
FS net revenue decreased by $29 million, or 1.1% (increased 1.9% on a constant currency basis), for the nine months ended July 31, 2019. The decrease in net revenue was due primarily to unfavorable currency fluctuations and a decrease in rental revenue due to lower average operating leases, partially offset by higher asset management revenue from end-of-lease monthly rentals, lease extensions and lease buyouts.
FS earnings from operations as a percentage of net revenue increased 0.6 percentage points for the nine months ended July 31, 2019 due to an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to higher margins from lease extensions and lease buyouts, and lower bad debt expense, partially offset by lower portfolio margins from increased borrowing costs. Operating expenses as a percentage of net revenue decreased primarily as a result of lower field selling costs.
Financing Volume

	Three months ended July 31,		Nine months ended July 31,
	2019	2018	2019	2018
	In millions
Total financing volume	$1,696	$1,658	$4,480	$4,636
New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased by 2.3% for the three months ended July 31, 2019 as compared to the prior-year period. The increase was primarily driven by higher financing associated with HPE product sales and related service offerings, partially offset by unfavorable currency fluctuations. New financing volume decreased 3.4% for the nine months ended July 31, 2019, as compared to the prior-year period, due primarily to unfavorable currency fluctuations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	July 31, 2019	October 31, 2018
	Dollars in millions
Financing receivables, gross	$8,566	$8,256
Net equipment under operating leases	4,050	4,212
Capitalized profit on intercompany equipment transactions(1)	400	502
Intercompany leases(1)	103	125
Gross portfolio assets	13,119	13,095
Allowance for doubtful accounts(2)	133	120
Operating lease equipment reserve	62	63
Total reserves	195	183
Net portfolio assets	$12,924	$12,912
Reserve coverage	1.5%	1.4%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)	Intercompany activity is eliminated in consolidation.

(2)	Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.5 billion and $11.4 billion at July 31, 2019 and October 31, 2018, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both July 31, 2019 and October 31, 2018 was $1.6 billion.

As of July 31, 2019 and October 31, 2018, FS net cash and cash equivalents balances were approximately $574 million and $735 million, respectively.
Net portfolio assets as of July 31, 2019 increased 0.1% from October 31, 2018. The increase generally resulted from new financing volume exceeding portfolio runoff during the period.
FS bad debt expense includes charges to general reserves and specific reserves for sales-type, direct-financing and operating leases. For the three and nine months ended July 31, 2019, FS recorded net bad debt expense of $19 million and $51 million, respectively. For the three and nine months ended July 31, 2018, FS recorded net bad debt expense of $22 million and $56 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments

	Three months ended July 31,
	2019	2018	% Change
	Dollars in millions
Net revenue	$130	$134	(3.0)%
Loss from operations	$(25)	$(25)	—%
Loss from operations as a % of net revenue	(19.2)%	(18.7)%

	Nine months ended July 31,
	2019	2018	% Change
	Dollars in millions
Net revenue	$373	$404	(7.7)%
Loss from operations	$(82)	$(79)	(3.8)%
Loss from operations as a % of net revenue	(22.0)%	(19.6)%
Three and nine months ended July 31, 2019 compared with three and nine months ended July 31, 2018
Corporate Investments net revenue decreased by $4 million, or 3.0% (decreased 0.5% on a constant currency basis), for the three months ended July 31, 2019, and decreased by $31 million, or 7.7% (decreased 5.1% on a constant currency basis), for the nine months ended July 31, 2019, as compared to the prior-year periods, respectively. The decrease in Corporate Investments net revenue during both periods was due primarily to lower services revenue from the Communications and Media Solutions ("CMS") business.
Corporate Investments loss from operations as a percentage of net revenue increased 0.5 percentage points for the three months ended July 31, 2019, and increased 2.4 percentage points for the nine months ended July 31, 2019, as compared to the prior-year periods, respectively. For both periods, the increase was due primarily to higher spending in Hewlett Packard Labs, partially offset by margin improvements in the CMS business.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, income tax payments, in addition to any future investments and any future share repurchases, and future stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

In connection with the share repurchase program previously authorized by our Board of Directors, during the first nine months of fiscal 2019, we repurchased an aggregate amount of $2.0 billion. As of July 31, 2019, we had a remaining authorization of $2.7 billion for future share repurchases.
For more information on our share repurchase program, refer to Item 2. Unregistered Sales of Equity Securities in Part II. Other Information.
Liquidity
Our key cash flow metrics were as follows:

	Nine months ended July 31, 2019
	2019	2018
	In millions
Net cash provided by operating activities	$2,565	$1,638
Net cash used in investing activities	(1,399)	(1,640)
Net cash used in financing activities	(2,239)	(4,341)
Net decrease in cash, cash equivalents and restricted cash	$(1,073)	$(4,343)
Following the adoption of the accounting standards update for the classification and presentation of restricted cash in the statements of cash flows, for the nine months ended July 31, 2018, we included $43 million of restricted cash movement during the period, which was previously reported within net cash used in investing activities, and is now reported within Decrease in cash, cash equivalents and restricted cash in our Condensed Consolidated Statement of Cash Flows.
Operating Activities
For the nine months ended July 31, 2019, net cash provided by operating activities increased by $927 million, as compared to the prior-year period. The increase was due primarily to higher pre-tax earnings, as compared to the prior-year period, partially offset by unfavorable net working capital management.
Working capital metrics for the three months ended July 31, 2019 compared with the three months ended July 31, 2018

	Three months ended July 31,
	2019	2018	Change
Days of sales outstanding in accounts receivable ("DSO")	37	34	3
Days of supply in inventory ("DOS")	42	46	(4)
Days of purchases outstanding in accounts payable ("DPO")	(98)	(103)	5
Cash conversion cycle	(19)	(23)	4
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in fiscal 2018, DSO increased due primarily to lower reserve balances, an increase in billings with extended payment terms, higher aged receivables and the impact from currency fluctuations, partially offset by higher early payments from customers.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2018, DOS decreased due primarily to a reduction in inventory balances following a reduction in buffer levels as a result of improved market supply availability for key commodities and a decrease in commodity costs.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2018, the decrease in DPO was due primarily to a reduction in lease payables due to higher payments earlier in the quarter as compared to the prior-year period.
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
Investing Activities
For the nine months ended July 31, 2019, net cash used in investing activities decreased by $241 million, as compared to the corresponding period in fiscal 2018. The decrease was due primarily to an increase in net financial collateral received and lower use of cash for business acquisitions, partially offset by a higher investment in property, plant and equipment, net of sales proceeds.
Financing Activities
For the nine months ended July 31, 2019, net cash used in financing activities decreased by $2.1 billion, as compared to the corresponding period in fiscal 2018. The decrease was due primarily to a lower cash usage for debt repayments and share repurchases as compared to the prior-year period. The prior-year period also included a net transfer of cash from Seattle and to Everett.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and our cost of capital and targeted capital structure.
During the first nine months of fiscal 2019, we issued $743 million and repaid $451 million of commercial paper.
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
Revolving Credit Facility
On August 16, 2019, we entered into a five-year revolving credit facility providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.8 billion. Loans under the revolving credit facility may be used for general corporate purposes. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. This credit facility replaces our prior credit facility that was entered into on November 1, 2015, which was terminated in connection with us entering into the new credit facility.
Available Borrowing Resources
Hewlett Packard Enterprise's Board of Directors has authorized the issuance of up to $4.0 billion in aggregate principal amount of commercial paper by Hewlett Packard Enterprise. Hewlett Packard Enterprise's subsidiaries are authorized to issue up to an additional $1.0 billion in aggregate principal amount of commercial paper. Hewlett Packard Enterprise maintains two commercial paper programs, and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.0 billion. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $4.0 billion authorized by Hewlett Packard Enterprise's Board of Directors. The Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion, which was increased from $500 million by way of an amendment in April 2019. As of July 31, 2019 and October 31, 2018, no borrowings were outstanding under Hewlett Packard Enterprise’s two commercial paper programs, and $671 million and $392 million, respectively, were outstanding under the subsidiary’s program.
As of July 31, 2019, we had the following additional liquidity resources available if needed:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

As of July 31, 2019
In millions
Commercial paper programs	$4,329
Uncommitted lines of credit	$1,350
CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
Our contractual obligations have not changed materially since October 31, 2018. For further information see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
Retirement and Post-Retirement Benefit Plan Funding
For the remainder of fiscal 2019, we anticipate making contributions of approximately $42 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 5, "Retirement and Post-Retirement Benefit Plans".
Restructuring Plans
As of July 31, 2019, we expect to make future cash payments of approximately $682 million in connection with our approved restructuring plans, which includes $110 million expected to be paid through the remainder of fiscal 2019 and $572 million expected to be paid through fiscal 2022. For more information on our restructuring activities, see Note 3, "Restructuring", and Note 4, "HPE Next".
Uncertain Tax Positions
As of July 31, 2019, we had approximately $535 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $21 million expected to be paid within one year. For the remaining amounts, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, "Taxes on Earnings".
Cross-indemnification with HP Inc., DXC and Micro Focus
As of July 31, 2019, we had approximately $143 million of recorded net receivables pertaining to income tax indemnifications with HP Inc. These amounts include $130 million expected to be paid and $123 million expected to be received within one year. For the remaining amounts, we are unable to make a reasonable estimate as to when cash settlement with HP Inc. might occur due to the uncertainties related to the underlying tax matters. Payments of and receipts from these obligations would result from settlements under the Tax Matters Agreement with HP Inc. For further details related to our tax indemnification balances, see Note 16, "Indemnifications". For details on the Separation and Distribution Agreements and Tax Matters Agreements with HP Inc., DXC and Micro Focus, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the first nine months of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 15, "Litigation and Contingencies".
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2018, and in Part II, Item 1A, "Risk Factors" in our Quarterly Reports on Form 10-Q for the fiscal quarter ended January 31, 2019 and April 30, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (May 2019)	13,596	$15.00	13,596	$3,121,327
Month 2 (June 2019)	12,744	$14.36	12,744	$2,938,371
Month 3 (July 2019)	12,752	$14.87	12,752	$2,748,772
Total	39,092	$14.75	39,092
During the three months ended July 31, 2019, the Company repurchased and settled 39 million shares of the Company's common stock, which included 1.2 million shares that were unsettled open market purchases as of April 30, 2019. Additionally, as of July 31, 2019, the Company had unsettled open market repurchases of 1.2 million shares. Shares repurchased during the quarter were recorded as a $575 million reduction to stockholders' equity. During the nine months ended July 31, 2019, the Company repurchased and settled 130 million shares of the Company's common stock, which included 2.4 million shares that were unsettled open market purchases as of October 31, 2018. Shares repurchased during the nine months ended July 31, 2019 were recorded as a $1.9 billion reduction to stockholders' equity. As of July 31, 2019, the Company had a remaining authorization of $2.7 billion for future share repurchases.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 68 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.3	November 5, 2015
2.4	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.5	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.6	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.7	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.8	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.9	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.10	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.11	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.12	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.13	First Amendment to the Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.14	First Amendment to the Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.15	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017

2.16	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017
2.17	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017
2.18	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (Incorporated by reference to Exhibit 2.2 to DXC Technology Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2017.)	8-K	001-38033	2.2	April 6, 2017
2.19	Intellectual Property Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.20	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.21	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.22	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.23	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.24	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.2	September 1, 2017
2.25	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.3	September 1, 2017
2.26	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.4	September 1, 2017
2.27	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Cray Inc. and Canopy Merger Sub, Inc.	8-K	001-37483	2.1	May 17, 2019
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.2	March 20, 2017
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015

4.2	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017	8-K	001-37483	4.2	October 13, 2015
4.3	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018	8-K	001-37483	4.3	October 13, 2015
4.4	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.5	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.6	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.7	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.8	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.9	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017	8-K	001-37483	4.9	October 13, 2015
4.10	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018	8-K	001-37483	4.10	October 13, 2015
4.11	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes	8-K	001-37483	4.11	October 13, 2015
4.12	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.13	Eighth Supplemental Indenture, dated as of November 1, 2015, among Hewlett Packard Enterprise Company, HP Enterprise Services, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to HP Enterprise Services LLC's 7.45% Senior Notes due October 2029	10-K	001-04423	4.13	December 17, 2015

4.14	Term Loan Agreement, dated as of December 16, 2016, by and among Everett SpinCo, Inc., the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent	8-K	001-37483	10.1	December 22, 2016
4.15	Tenth Supplemental Indenture, dated as of September 20, 2017, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 2.100% notes due 2019	8-K	001-37483	4.1	September 20, 2017
4.16	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A.	S-3ASR	333-222102	4.5	December 15, 2017
4.17	Eleventh Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.500% notes due 2021.	8-K	001-37483	4.2	September 19, 2018
4.18	Twelfth Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2021.	8-K	001-37483	4.3	September 19, 2018
10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.3	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.4	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.5	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.6	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.7	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.8	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.9	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.10	Credit Agreement, dated as of November 1, 2015, by and among Hewlett Packard Enterprise Company, JPMorgan Chase Bank, N.A., Citibank, N.A., and the other parties thereto	8-K	001-37483	10.1	November 5, 2015
10.11	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.12	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.13	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.14	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-207679	4.3	March 6, 2017
10.15	Nimble Storage, Inc. 2008 Equity Incentive Plan*	S-8	001-37483	4.3	April 18, 2017
10.16	Nimble Storage, Inc. 2013 Equity Incentive Plan*	S-8	001-37483	4.4	April 18, 2017
10.17	SimpliVity Corporation 2009 Stock Plan*	S-8	001-37483	4.3	April 24, 2017

10.18	Silicon Graphics International Corp. 2014 Omnibus Incentive Plan, as amended*	10-Q	000-51333	10.1	January 29, 2016
10.19	Silicon Graphics International Corp. 2006 New Recruit Equity Incentive Plan, as amended and restated*	10-K	000-51333	10.48	February 28, 2007
10.20	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.21	Silicon Graphics International Corp. 2005 Non-Employee Directors’ Stock Option*	S-1	000-51333	10.10	February 4, 2005
10.22	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	October 31, 2017
10.23	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	October 31, 2017
10.24	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.25	Amended and Restated Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan*	10-Q	001-37483	10.29	September, 4, 2018
10.26	Form of Restricted Stock Units Grant Agreement*	10-Q	001-37483	10.30	September, 4, 2018
10.27	Amendment to Hewlett Packard Enterprise Executive Deferred Compensation Plan*	10-Q	001-37483	10.27	December 12, 2018
10.28	Philip Davis Retention Incentive Agreement *	10-Q	001-37483	10.28	December 12, 2018
10.29	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-Q	001-37483	10.29	December 12, 2018
10.30	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.31	Five-Year Credit Agreement, dated as of August 16, 2019, by and among Hewlett Packard Enterprise Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.1	August 20, 2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

*	Indicates management contract or compensation plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith
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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: August 30, 2019