Form 10-K
period 2019-10-31
Hewlett Packard Enterprise Co
filed 2019-12-13
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-37483

HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

6280 America Center Drive,	San Jose,	California	95002
(Address of principal executive offices)			(Zip code)

Registrant's telephone number, including area code: (650) 687-5817
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $21,263,421,512 based on the last sale price of common stock on April 30, 2019.
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of November 30, 2019 was 1,292,925,893 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2019 are incorporated by reference into Part III of this Report.
III

Hewlett Packard Enterprise Company
Form 10-K
For the Fiscal Year ended October 31, 2019

Forward-Looking Statements
This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, the impact of the U.S. Tax Cuts and Jobs Act of 2017, earnings, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, as well as the execution of corporate transactions or contemplated acquisitions, transformation and restructuring plans and any resulting benefit, cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements or assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former Parent; risks associated with Hewlett Packard Enterprise's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the costs (including any possible disruption of Hewlett Packard Enterprise's business) and anticipated benefits of implementing the transformation and restructuring plans; the effects of the U.S. Tax Cuts and Jobs Act and related guidance and regulations that may be implemented; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of this report and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

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
On November 1, 2015, HP Inc. ("former Parent"), formerly known as Hewlett-Packard Company ("HP Co.") spun-off Hewlett Packard Enterprise Company ("we", "us", "our", "Hewlett Packard Enterprise", "HPE", or "the Company") pursuant to a separation agreement (the "Separation and Distribution Agreement") (collectively the "Separation"). To effect the spin-off, HP Inc. distributed all of the shares of Hewlett Packard Enterprise Company ("HPE") common stock owned by HP Inc. to its stockholders on November 1, 2015. Holders of HP Inc. common stock received one share of Hewlett Packard Enterprise Company stock for every share of HP Inc. stock held as of the record date. As a result of the Separation, we now operate as an independent, publicly-traded company.
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
Upon the completion of the Everett and Seattle Transactions, we reclassified the historical financial results of our former Enterprise Services segment ("former ES segment") and our former Software segment to Net loss from discontinued operations in our Consolidated Statements of Earnings, and to assets and liabilities of discontinued operations in our Consolidated Balance Sheets.
HPE Next
During the third quarter of fiscal 2017, we launched an initiative called HPE Next, through which we are in the process of putting in place a purpose-built company designed to compete and win in the markets where we participate. Through this initiative, we are simplifying our operating model and the way we work, streamlining our offerings and business processes to improve our execution. More importantly, we will continue to shift our investments in innovation towards high growth and higher-margin solutions and services.
This initiative includes consolidating our manufacturing and support services locations, streamlining our business systems and reducing the number of countries in which we have a direct sales presence, while simultaneously migrating to a channel-only model in the remaining countries.
The HPE Next initiative is expected to be implemented through fiscal 2020. During the remaining implementation period, we expect to incur expenses for workforce reductions, to upgrade and simplify our IT infrastructure, and for other non-labor actions. These expenses will be partially offset by proceeds received from the remaining real estate sales.
Our Strategy
Digital transformation is creating countless possibilities in a world where billions of users and devices and trillions of things are connected. The applications and data that create and run our enterprises, live everywhere - in the cloud, on- and off-premises, and increasingly at the edge.

As the edge-to-cloud platform-as-a-Service company, HPE’s strategy is to help enterprises accelerate outcomes by unlocking value from all of their data, everywhere. Built on decades of re-imagining the future and innovating to advance the way we live and work, HPE delivers unique, open and intelligent technology solutions, with a consistent experience across all clouds and edges, to help customers develop new business models, engage in new ways, and increase operational performance.
No matter what stage of digital transformation, HPE has the expertise, the right tools and solutions with a flexible delivery model to help enterprises harness the power of their data across all their clouds and edges.

•	Through HPE Pointnext Services, we have the expertise to assess, design, implement, optimize and manage our customers’ digital transformation.

•	We have the right tools to help customers accelerate their business - be it automation, AI, security or predictive analytics.

•	We have the as-a-Service consumption model to provide flexibility and optimize IT investments.

•	Through Financial Services, we can help customers manage and monetize their existing assets in new ways and free up capital for innovation.

At HPE, we help our customers thrive, from every edge to any cloud.
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

•
Intelligent Edge provides a portfolio of secure Edge-to-Cloud solutions operating under the Aruba brand that include wireless local area network ("LAN"), campus and data center switching, software-defined wide-area-networking, security, and associated services to enable secure connectivity for businesses of any size.

•	Financial Services ("FS") enables flexible IT consumption models, financial architectures and customized investment solutions for our customers.

•	Corporate Investments includes Communication and Media Solutions ("CMS"), Hewlett Packard Labs and certain business incubation projects.
A summary of our net revenue, earnings from operations and assets for our segments can be found in Note 3, "Segment Information", to our Consolidated Financial Statements in Item 8 of Part II. A discussion of certain factors potentially affecting our operations is set forth in Item 1A, "Risk Factors."
Hybrid IT
Hybrid IT provides a broad portfolio of services-led and software-enabled infrastructure and solutions including secure, software-defined servers, storage, and HPE Pointnext services, thereby combining HPE's hardware, software and services capabilities to make Hybrid IT simple for its customers. Described below are the business unit capabilities within Hybrid IT.

•	Hybrid IT Product includes Compute and Storage.

◦
Compute. We offer both Industry Standard Servers ("ISS"), which are general purpose servers for multi-workload computing, as well as Mission Critical Servers ("MCS"), which are servers optimized for particular workloads, to address the full array of the customers' computing needs. Our general purpose servers include the HPE ProLiant, secure and versatile rack and tower servers; HPE BladeSystem, a modular infrastructure that converges server, storage and networking; and HPE Synergy, a composable infrastructure for traditional and cloud-native applications. Our workload optimized server portfolio includes the HPE Apollo and products from the acquisition of Cray, for high performance computing and artificial intelligence, HPE Cloudline for cloud data centers, HPE Edgeline for computing at the network edge and HPE Integrity for mission-critical applications.

◦
Storage. With storage offerings that are AI-driven and built for cloud environments with as-a-service consumption and flexible investment options, HPE provides the right workload optimized destinations for data.  Powered by HPE InfoSight advanced analytics and machine learning and HPE Cloud Volumes data mobility, HPE delivers intelligent storage for hybrid cloud environments so that customers can unlock data’s full potential and derive business insights. Key solutions include HPE SimpliVity, a hyper-converged platform for virtualization, technology from the Blue Data and MapR acquisitions for expertise in artificial intelligence, machine learning and analytics data management, HPE 3PAR Storage and HPE Nimble Storage all-flash arrays for mission critical workloads and general purpose workloads, respectively, and big data solutions running on HPE Apollo Servers. Storage also provides comprehensive data protection with HPE StoreOnce and HPE Recovery Manager Central, solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE Modular Storage Arrays ("MSA") and HPE XP.

•
HPE Pointnext Services creates preferred IT experiences that power the digital business. The HPE Pointnext Services team and our extensive partner network provide value across the IT life cycle delivering advice, transformation projects, professional services, support services and operational services for Hybrid IT and the Intelligent Edge. HPE Pointnext Services is also a provider of on-premises flexible consumption models, such as HPE GreenLake, that enable IT agility, simplify operations and align cost to business value. HPE Pointnext Services offerings includes Operational Services and Advisory and Professional Services.

Intelligent Edge
The Intelligent Edge business is comprised of a portfolio of secure edge-to-cloud solutions operating under the Aruba brand that include wireless LAN, campus and data center switching, software-defined wide-area-networking, security, and associated services to enable secure connectivity for businesses of any size. The primary business drivers for Intelligent Edge solutions are mobility and IoT.

◦
HPE Aruba Product includes wired and wireless LAN, wide area network ("WAN"), data center networking such as Wi-Fi access points, switches, routers, sensors, and software products that include cloud-based management, network management, network access control, analytics and assurance, and location services.

◦	HPE Aruba Services includes professional and support services, as well as as-a-Service ("aaS") and consumption models for the Intelligent Edge portfolio of products.
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
Corporate Investments
Corporate Investments includes CMS, Hewlett Packard Labs and certain business incubation projects.
Pending Segment Realignments
In order to align our segment financial reporting more closely with our current business structure, bring more visibility and transparency to Hybrid IT and further align to the evolving market landscape, effective November 1, 2019, we will report the following four new reportable segments: Compute; High Performance Compute ("HPC") & Mission Critical Servers ("MCS"); Storage; and Advisory & Professional Services ("A&PS"). As a result of this change, Operational Services, which was previously reported within HPE Pointnext Services, will be reported within each of the related individual new segments. The Intelligent Edge, Financial Services and Corporate Investments segments will remain largely unchanged.
Our Strengths
We believe that we possess a number of competitive advantages that distinguish us from our competitors, including:

•
Strong solutions portfolio that spans edge to cloud. We combine our software-defined infrastructure and services capabilities to provide what we believe is the strongest portfolio of enterprise solutions in the IT industry. Our ability to deliver a comprehensive IT strategy, and connect our customers’ data from edge to cloud, through our high-quality products and high-value consulting and support services in a single package-is one of our principal differentiators.

•
Multi-year innovation roadmap. We have been in the technology and innovation business for over 75 years. Our vast intellectual property portfolio and global research and development capabilities are part of a broader innovation roadmap designed to help organizations take advantage of the expanding amount of data available and leverage the latest technology developments like cloud, artificial intelligence, and cybersecurity to drive business outcomes now and in the future. We also have a strong balance sheet that provides the flexibility and speed to take advantage of acquisition opportunities.

•
Ability to deliver flexible consumption-based IT solutions. We have developed IT consumption models to facilitate the delivery of our products and services to our customers that includes pay-per-use or subscription-based options with a sophisticated set of metering, financial and managed services components. We have a head start over other companies that has allowed us to build capabilities and partnerships that are unique in the industry including the ability to deliver our as-a-Service portfolio in more than 50 countries and with over 500 channel partners that can sell the as-a-Service portfolio.

•
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

•
Custom financial solutions. Through Financial Services we can help customers manage and monetize their existing assets in new ways and free up capital for innovation. Financial Services is unique in its ability to help customers address the entire product lifecycle to reduce the cost and resource demands of IT, in what we call the “circular economy.” Through Financial Services’ Global Asset Recovery Centers, we are processing more than 4 million assets every year, which also helps our customers achieve their own sustainability goals.

•
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

•
Open Platforms. Many of our competitors want to lock customers into one flavor of cloud and cloud stack. We believe that the cloud experience should be open and seamless across all our customers’ clouds - and the best cloud transformation partner is one who is unbiased, offers choice, neutral without an agenda. We are unique in our ability to enable any hybrid cloud strategy and a consistent experience that is open to any cloud and differentiated with our partner integrations.

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

The mix of our business conducted by direct sales or channel differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing and distribution efforts accordingly. We are focused on driving the depth and breadth of our coverage, in addition to identifying efficiencies and productivity gains, in both our direct and indirect businesses. For example, through our HPE Next initiative, we have reduced the number of countries in which we have a direct sales presence, while simultaneously migrating to a channel-only model in the remaining countries. We typically assign an account manager to manage relationships across our business with large enterprise customers.

The account manager is supported by a team of specialists with product and services expertise. For other customers and for consumers, our businesses collaborate to manage relationships with commercial resellers targeting SMBs where appropriate.
Manufacturing and Materials
We utilize a significant number of outsourced and contract manufacturers around the world to manufacture products that we design. The use of outsourced and contract manufacturers is intended to generate cost efficiencies and reduce time to market for our products as well as create manufacturing flexibility in our supply chain and processes. In some circumstances, third-party OEMs produce products that we purchase and resell under our brand. In addition to our use of outsourced and contract manufacturers, we currently manufacture a limited number of finished products from components and subassemblies that we acquire from a wide range of vendors.
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
A summary of our domestic and international results is set forth in Note 3, "Segment Information", to our Consolidated Financial Statements in Item 8 of Part II. Approximately 67% of our overall net revenue in fiscal 2019 came from outside the United States.
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
Expenditures for research and development were $1.8 billion in fiscal 2019, $1.7 billion in fiscal 2018 and $1.5 billion in fiscal 2017. We anticipate that we will continue to have significant research and development expenditures in the future to support the design and development of innovative, high-quality products, services and solutions to maintain and enhance our competitive position. For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot successfully execute our go-to-market strategy and continue to develop, manufacture and market innovative products, services and solutions, our business and financial performance may suffer" in Item 1A.
Patents
Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At present, our worldwide patent portfolio includes approximately 15,000 issued and pending patents.
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
Intelligent Edge operates in the highly competitive networking and connectivity infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors include technology vendors such as Cisco Systems, Inc., Extreme Networks, Inc., Juniper Networks, Inc., Fortinet, Inc., Ruckus Wireless, Inc., Arista Networks, Inc., Dell Technologies Inc., and Huawei Technologies Co. Ltd. Our strategy is to deliver superior enterprise wired and wireless local-area networking components and software, high-value technology support services and differentiated integrated solutions that combine our infrastructure, software and services capabilities. Our competitive advantages include our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
Financial Services.    In our financing business, our primary competitors are captive financing companies, such as IBM Global Financing, Dell Financial Services, and Cisco Capital, as well as banks and other financial institutions. Our primary IT Asset Disposition (ITAD) competitors are ERI, Ingram Micro, Sage Sustainable Electronics, and Sims Recycling Solutions. We believe our competitive advantage over banks, other financial institutions, and ITAD providers is our ability to bring together our investment solutions with our expertise in managing technology assets. Not only are we able to deliver investment solutions that help customers create unique technology deployments based on specific business needs, but we also help them extract value from existing IT investments while more efficiently managing the retirement of those assets. All of these solutions can help customers accelerate digital transformation, create new budget streams, and meet Circular Economy objectives.
For a discussion of certain risks attendant to these competitive environments, see "Risk Factors—We operate in an intensely competitive industry and competitive pressures could harm our business and financial performance" in Item 1A.
Environment
Our operations are subject to regulation under various federal, state, local, and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the air and water, the management, movement, and disposal of hazardous substances and wastes and the clean-up of contaminated sites. We could incur substantial costs, including clean-up costs, fines and civil or criminal sanctions and third-party damage or personal injury claims, if we were to violate or become liable under environmental laws.
Many of our products are subject to various federal, state, local, and foreign laws governing chemical substances in products and their safe use, including laws restricting the presence of certain substances in electronics products and in some cases, laws regulating the manufacture and distribution of chemical substances. Some of our products and services also are, or may in the future be, subject to requirements applicable to their energy consumption. In addition, we face increasing complexity in our product design, procurement operations, and transportation and shipping infrastructure as we adjust to new and future requirements relating to recycling and reuse of materials as part of the transition to a circular economy, the chemical and materials composition of our products, appropriate product packaging and labeling, their safe use and their energy efficiency, including requirements relating to climate change. We are also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including servers and networking equipment, financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). In the event our products become non-compliant with these laws, our products could be restricted from entering certain jurisdictions and we could face other sanctions, including fines.
Our operations, services and ultimately our products are expected to become increasingly subject to federal, state, local, and foreign laws, regulations and international treaties relating to climate change. As these laws, regulations, treaties, and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. However, we believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that our technology can be used to address climate change and to facilitate compliance with related laws, regulations and treaties. See "Risk Factors-Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations" in Item 1A.
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
Employees
We had approximately 61,600 employees as of October 31, 2019.
Additional Information
Intel® and Itanium® are trademarks of Intel Corporation in the United States and other countries. AMD is a trademark of Advanced Micro Devices, Inc.
Information about our Executive Officers
The following are our current executive officers:

Name	Age	Position
Antonio Neri	52	President and Chief Executive Officer
Philip Davis	52	President, Hybrid IT
Kirt P. Karros	50	Senior Vice President, Finance and Treasurer
Alan May	61	Executive Vice President and Chief People Officer
Keerti Melkote	49	President, Intelligent Edge
Jeff T. Ricci	58	Senior Vice President, Controller and Principal Accounting Officer
Tarek Robbiati	54	Executive Vice President and Chief Financial Officer
Irv Rothman	73	President and Chief Executive Officer, HPE Financial Services
John Schultz	55	Executive Vice President, Chief Legal and Administrative Officer and Secretary

Antonio Neri; President and Chief Executive Officer
Mr. Neri has served as our President and Chief Executive Officer since June 2017 and February 2018, respectively. Mr. Neri previously served as Executive Vice President and General Manager of our Enterprise Group from November 2015 to June 2017. Prior to that, Mr. Neri served in a similar role for HP Co.’s Enterprise Group from October 2014 to November 2015. Mr. Neri served as Senior Vice President and General Manager of the HP Servers business unit from September 2013 to October 2014 and concurrently as Senior Vice President and General Manager of the HP Networking business unit from May 2014 to October 2014. Prior to that, Mr. Neri served as Senior Vice President and General Manager of the HP Technology Services business segment from August 2011 to September 2013 and as Vice President, Customer Services for the HP Personal Systems Group from 2007 to August 2011, having first joined HP Co. in 1996. From March 2012 to February 2013, Mr. Neri served as a director of MphasiS Limited, an India-based technology company.
Philip Davis; President, Hybrid IT
Mr. Davis has served as President of our Hybrid IT business segment since August 2018 and concurrently as our Chief Sales Officer from November 2017 to October 2019. Prior to that, Mr. Davis served as Senior Vice President and Regional Managing Director of our Enterprise Group in the Asia Pacific Japan region, from November 2016 to October 2017. Mr. Davis previously served as Vice President and General Manager, Storage of our Enterprise Group in the Asia Pacific Japan region from November 2015 to October 2016. Prior to that, Mr. Davis served in a similar role at HP Co. from September 2014 to November 2015. Before joining HP Co., Mr. Davis served as Vice President and General Manager of Dell’s Enterprise Solutions Group in the Asia Pacific Japan region from January 2008 to September 2014.

Kirt P. Karros; Senior Vice President, Finance and Treasurer
Mr. Karros has served as our Senior Vice President, Finance and Treasurer since November 2015. Prior to that, Mr. Karros served in a similar role at HP Co. and led its Investor Relations from May 2015 to October 2015. Mr. Karros previously served as Principal and Managing Director of Research for Relational Investors LLC, an investment fund, from 2001 to May 2015 and concurrently as a director of PMC-Sierra, a semiconductor company, from August 2013 to May 2015.
Alan May; Executive Vice President and Chief People Officer
Mr. May has served as our Executive Vice President, Chief People Officer since June 2015. Before joining Hewlett Packard Enterprise, Mr. May served as Vice President, Human Resources at Boeing Commercial Aircraft, a division of The Boeing Company, from April 2013 to June 2015. Prior to that, Mr. May served as Vice President, Human Resources for Boeing Defense, Space and Security at Boeing from April 2011 to June 2015 and as Vice President, Compensation, Benefits and Strategy at Boeing from August 2007 to April 2011. Mr. May has also served in senior human resources roles at Cerberus Capital Management and PepsiCo.
Keerti Melkote; President, Intelligent Edge
Mr. Melkote has served as President of our Intelligent Edge business segment since January 2017. Mr. Melkote previously served as Chief Technology Officer of Intelligent Edge from May 2015 to December 2016. Prior to that, Mr. Melkote performed a similar role as Chief Technology Officer and Co-Founder of Aruba Networks from February 2009 until our acquisition of Aruba Networks in May 2015. Previously, Mr. Melkote served as Co-Founder and Vice President, Products at Aruba Networks from February 2002 to January 2009.
Jeff T. Ricci; Senior Vice President, Controller and Principal Accounting Officer
              Mr. Ricci has served as our Senior Vice President, Controller and Principal Accounting Officer since November 2015. Prior to that, Mr. Ricci performed a similar role at HP Co. from April 2014 to November 2015. Mr. Ricci served as Controller and Principal Accounting Officer at HP Co. on an interim basis from November 2013 to April 2014. Previously, Mr. Ricci served as Vice President, Finance for several of HP Co.'s organizations, including Technology and Operations from May 2012 to November 2013, Global Accounts and HP Financial Services from March 2011 to May 2012, and HP Software from March 2009 to March 2011.
Tarek Robbiati; Executive Vice President and Chief Financial Officer
Mr. Robbiati has served as our Executive Vice President, Chief Financial Officer since September 2018. Before joining Hewlett Packard Enterprise, Mr. Robbiati served as Chief Financial Officer of Sprint Corporation from August 2015 to February 2018. Mr. Robbiati previously served as Chief Executive Officer and Managing Director of FlexiGroup Limited in Australia from January 2013 to August 2015. Prior to that, from December 2009 to December 2012, Mr. Robbiati was Group Managing Director and President of Telstra International Group in Hong Kong and Executive Chairman of Hong Kong CSL Limited (“CSL”), a subsidiary of Telstra Corporation Limited. From July 2007 to May 2010, Mr. Robbiati served as the Chief Executive Officer of CSL in Hong Kong.
Irv Rothman; President and Chief Executive Officer, HPE Financial Services
Mr. Rothman has served as President and Chief Executive Officer of our Financial Services business segment, our IT investment and financing subsidiary, since November 2015. Prior to that, Mr. Rothman served in a similar role at HP Co. from May 2002 to November 2015. Prior to joining HP Co., Mr. Rothman was President and Chief Executive Officer of Compaq Financial Services Corporation from January 1997 to April 2002.
John F. Schultz; Executive Vice President, Chief Legal and Administrative Officer and Secretary
Mr. Schultz has served as our Executive Vice President, Chief Legal and Administrative Officer and Secretary since December 2017. Prior to that, Mr. Schultz served as our Executive Vice President, General Counsel and Secretary from November 2015 to December 2017, performing a similar role at HP Co. from April 2012 to November 2015. Mr. Schultz previously served as Deputy General Counsel for Litigation, Investigations and Global Functions at HP Co. from September 2008 to April 2012. Prior to joining HP Co., Mr. Schultz was a partner in the litigation practice at Morgan, Lewis & Bockius LLP, a law firm, from March 2005 to September 2008, where, among other clients, he supported HP Co. as external counsel on a variety of litigation and regulatory matters.

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://investors.hpe.com, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission. Hewlett Packard Enterprise's Corporate Governance Guidelines, Board of Directors' committee charters (including the charters of the Audit Committee, Finance and Investment Committee, HR and Compensation Committee, Technology Committee, and Nominating, Governance and Social Responsibility Committee) and code of ethics entitled "Standards of Business Conduct" are also available at that same location on our website. Stockholders may request free printed copies of these documents from:
Hewlett Packard Enterprise Company
Attention: Investor Relations
6280 America Center Dr
San Jose, CA 95002
http://investors.hpe.com/financial/requested-printed-reports

ITEM 1A. Risk Factors.
        You should carefully consider the following risks and other information in this Form 10-K in evaluating Hewlett Packard Enterprise and its common stock. Any of the following risks could materially and adversely affect our results of operations or financial condition. The following risk factors should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Consolidated Financial Statements and related notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Risks Related to Our Business
If we cannot successfully execute our go-to-market strategy and continue to develop, manufacture and market innovative products, services and solutions, our business and financial performance may suffer.
Our long-term strategy is focused on leveraging our portfolio of hardware, software and services as we deliver global edge to cloud platform-as-a-service to help customers accelerate outcomes by unlocking value from all of their data, everywhere. HPE delivers unique, open and intelligent technology solutions, with a consistent experience across all clouds and edge computing platforms. To successfully execute this strategy, we must address business model shifts and optimize go-to-market execution by improving cost structure, aligning sales coverage with strategic goals, improving channel execution and strengthening our capabilities in our areas of strategic focus, while continuing to pursue new product innovation that builds on our strategic capabilities in areas such as cloud and data center computing, software-defined networking, converged storage, high-performance compute, and wireless networking. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas, could adversely affect our business, results of operations and financial condition.
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
We encounter aggressive competition from numerous and varied competitors in all areas of our business, and our competitors have targeted and are expected to continue targeting our key market segments. We compete primarily on the basis of our technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, product range and ease of use, account relationships, customer training, service and support, and security of our offerings. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, our results of operations and business prospects could be harmed.
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
Our transition to a subscription-based business model may adversely affect our business, operating results and free cash flow.
We are currently transitioning to an as-a-Service company, providing our entire portfolio through a range of subscription-based, pay-per-use and as-a-Service offerings. We will also continue to provide our hardware and software in a capital expenditure and license-based model, ultimately giving our customers choice in consuming HPE products and services in a traditional or as-a-Service offering. Such business model changes entail significant risks and uncertainties, and we may be unable to complete the transition to a subscription-based business model, or manage the transition successfully and in a timely manner; and our ability to accurately forecast our future operating results may be adversely affected. Additionally, we may not realize all of the anticipated benefits of the subscription transition, even if we successfully complete the transition. The transition to a subscription-based business model also means that our historical results, especially those achieved before we began the transition, may not be indicative of our future results. Further, as customer demand for our consumption model offerings increases, we will experience differences in the timing of revenue recognition between our traditional offerings (for which revenue is generally recognized at the time of delivery) and our as-a-Service offerings (for which revenue is generally recognized ratably over the term of the arrangement).

In addition, the transition to an as-a-Service company is expected to require incremental capital requirements, resulting in a negative impact to cash flows in the near term, and may require us to dedicate additional resources, including sales and marketing costs. Furthermore, we anticipate needing to redesign our go-to-market structure, to better align with the subscription-based business model. There is no assurance that we will be able to successfully implement these adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments.

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
Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Poor financial performance of asset markets combined with lower interest rates and the adverse effects of fluctuating currency exchange rates could lead to higher pension and post-retirement benefit expenses. Interest and other expenses could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, and costs of hedging activities and the fair value of derivative instruments. Economic downturns also may lead to restructuring actions and associated expenses. Further, ongoing U.S. federal government spending priorities may limit demand for our products, services and solutions from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products, services and solutions.
Sales outside the United States constituted approximately 67% of our net revenue in fiscal 2019. Our future business and financial performance could suffer due to a variety of international factors, including:

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
Our revenue, gross margin and profit vary among our diverse products and services, customer groups and geographic markets and therefore will likely be different in future periods than our historical results. Our revenue depends on the overall demand for our products and services. Delays or reductions in IT spending by our customers or potential customers could have a material adverse effect on demand for our products and services, which could result in a significant decline in revenue. In addition, revenue declines in some of our businesses may affect revenue in our other businesses as we may lose cross-selling opportunities. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer and geographic mix reflected in that period's net revenue. Competition, lawsuits, investigations, increases in component and manufacturing costs that we are unable to pass on to our customers, component supply disruptions and other risks affecting our businesses may have a significant impact on our overall gross margin and profitability. Variations in fixed cost structure and gross margins across business units and product portfolios may lead to significant operating profit volatility on a quarterly or annual basis. In addition, newer geographic market opportunities may be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may lead to adjustments to our operations.

Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period.
We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers properly.
Our operations depend on our ability to anticipate our needs for components, products and services, as well as our suppliers' ability to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of solutions that we offer, the large and diverse distribution of our suppliers and contract manufacturers, and the long lead times required to manufacture, assemble and deliver certain solutions, problems could arise in production, planning and inventory management that could seriously harm our business. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Furthermore, certain of our suppliers may decide to discontinue conducting business with us. Other supplier problems that we could face include component shortages, excess supply, and contractual, relational and labor risks, each of which is described below.
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

•
Single-source suppliers.  We obtain a significant number of components from single sources due to technology, availability, price, quality, scale or customization needs. Replacing a single-source supplier could delay production of some products as replacement suppliers may be subject to capacity constraints or other output limitations. For some components, such as customized components, alternative sources either may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single-source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single-source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of our components. The loss of a single-source supplier, the deterioration of our relationship with a single-source supplier or any unilateral modification to the contractual terms under which we are supplied components by a single-source supplier could adversely affect our business and financial performance.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our worldwide operations could be disrupted by natural or human induced disasters including, but not limited to, earthquakes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, power or water shortages, telecommunications failures, materials scarcity and price volatility, and medical epidemics or pandemics. We are predominantly self-insured to mitigate the impact of most catastrophic events. Climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our worldwide business operations. Therefore, forecasting disruptive events and building additional resiliency into our operations accordingly will become an increasing business imperative. The occurrence of business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters and a portion of our research and development activities are located in California, which suffers from drought conditions and catastrophic wildfires affecting the health and safety of our employees. To mitigate wildfire risk, electric utilities are deploying public safety power shutoffs (PSPS), which affects electricity reliability to our facilities and our communities. Other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. In 2017, our principal worldwide IT data centers in Houston were flooded due Hurricane Harvey. Since then, HPE has increased its resiliency through site selection and infrastructure investments to mitigate physical risks from climate change. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the Czech Republic, Mexico, China and Singapore. We also rely on major logistics hubs, which are strategically located near manufacturing facilities in the major regions and in proximity to HPE’s distribution channels and customers. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, IT system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near vulnerable locations is continuing to be assessed.
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
As part of our business strategy, we may acquire companies or businesses, divest businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). For example, in September 2019, we acquired Cray Inc., a global supercomputer leader. In May 2016, we completed the sale to Tsinghua Holdings Co., Ltd. ("Tsinghua"), the asset management arm of Tsinghua University in China, of a 51% interest in our wholly owned subsidiary that owns and operates H3C Technologies and our China-based server, storage and technology services businesses for approximately $2.6 billion. On April 1, 2017 and September 1, 2017, we spun off our Enterprise Services and Software businesses, respectively. See also the risk factors below under the heading “Risks Related to the Separations of our Former Enterprise Services Business and our Former Software Segment”.
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
In order to pursue our strategy successfully, we must identify candidates for and successfully complete business combination and investment transactions, some of which may be large or complex, and manage post-closing issues such as the integration of acquired businesses, products, services or employees. Integration issues are often time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business and the acquired business. The challenges involved in integration include:

•
successfully combining product and service offerings, including under the single Hewlett Packard Enterprise brand, and entering or expanding into markets in which we are not experienced or are developing expertise;

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
The Organisation for Economic Co-operation and Development (OECD), an international association of 34 countries including the United States, has proposed changes to numerous long-standing tax principles. These proposals, if finalized and adopted by the associated countries, will likely increase tax uncertainty and may adversely affect our provision for income taxes.
As described in Note 19, “Guarantees, Indemnifications and Warranties,” during fiscal 2019, we executed a Termination and Mutual Release Agreement which terminated our Tax Matters Agreement with HP Inc. Because we now have limited indemnity rights from HP Inc., we potentially bear more economic risk for certain potential unfavorable tax assessments.
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
On December 22, 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that are generally effective for our taxable years beginning after October 31, 2017. The Tax Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department and other standard-setting bodies will continue to interpret and issue guidance on how provisions of the Tax Act will be applied and administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made. At this stage, it is unclear how many U.S. states will incorporate these federal law changes, or portions thereof, into their tax codes. The implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition.
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
We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, our business may processes, store and transmits our client’s data, including commercially sensitive and personal data, including personal data subject to the General Data Protection Regulation ("GDPR"). Breaches of our cyber or physical security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information, sensitive or confidential data or personal data about us, our clients or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We also could lose existing or potential customers of services or other IT solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
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
We are subject to various federal, state, local and foreign laws and regulations. For example, we are subject to laws and regulations concerning environmental protection, including laws addressing the energy performance of our products and operations, the discharge of pollutants, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites, the material content of our products and the recycling, as well as treatment and disposal of our products. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and material composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations and product take-back legislation. If we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws, our customers may refuse to purchase our products and we could incur substantial costs or face other sanctions, which may include restrictions on our products entering certain jurisdictions. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs to comply with environmental laws are difficult to predict.
In addition, our business is subject to an ever growing number of laws addressing privacy and information security. In particular, we face an increasingly complex regulatory environment as we adjust to new and future requirements relating to the security of our offerings. If we were to violate or become liable under laws or regulations associated with privacy or security, we could incur substantial costs or face other sanctions. Our potential exposure includes regulatory fines and civil or criminal sanctions third-party claims and reputational damage.
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
The completed separations of our former Enterprise Services business and our Software Segment were conditioned upon the receipt of an opinion from outside counsel regarding the qualification of (i) the relevant distribution and related transactions as a “reorganization” within the meaning of Sections 368(a), 361 and 355 of the Internal Revenue Code of 1986 (the “Code”); and (ii) the relevant merger as a “reorganization” within the meaning of Section 368(a) of the Code. While the Software Separation generally qualified for tax-free treatment for us, Seattle SpinCo and Micro Focus, the acquisition of Seattle SpinCo by Micro Focus resulted in the recognition of gain (but not loss) for U.S. persons who received Micro Focus American Depositary Shares in the Software Separation.
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
Risks Related to the Prior Separation from Former Parent
We continue to face a number of risks related to the Separation from our former Parent, including those associated with ongoing indemnification obligations, which could adversely affect our financial condition and results of operations.
In connection with the Separation, Hewlett Packard Enterprise and HP Inc. entered into several agreements, including, among others, the Separation and Distribution Agreement, an employee matters agreement (the "Employee Matters Agreement") and a real estate matters agreement (the "Real Estate Matters Agreement"). These agreements determine the allocation of assets and liabilities between the companies following the Separation for their respective areas and include any necessary indemnifications related to liabilities and obligations. In these agreements, HP Inc. agreed to indemnify us for certain liabilities, and we agreed to indemnify HP Inc. for certain liabilities, including cross-indemnities that are designed and intended to place financial responsibility for the obligations and liabilities of our business with us, and financial responsibility for the obligations and liabilities of HP Inc.’s business with HP Inc. We are obligated to indemnify HP Inc. against certain liabilities, including those primarily associated with our business activities and for any breaches of the Separation and Distribution Agreement or any of the ancillary agreements. Although HP Inc. has agreed to indemnify us for certain liabilities, third parties could seek to hold us responsible for such liabilities, HP Inc.'s insurers may attempt to deny us coverage for such liabilities and there can be no assurance that any such indemnity by HP Inc. or its insurers will be sufficient to protect us from the full amount of liabilities incurred, and, even if sufficient, it is possible that we will need to temporarily bear the cost of such liability while pursuing judgment. Each of these risks could negatively affect our business, financial position, results of operations and cash flows.

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

ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
As of October 31, 2019, we owned or leased approximately 17 million square feet of space worldwide. A summary of the Company's operationally utilized space is provided below.

	As of October 31, 2019
	Owned	Leased	Total
	(Square feet in millions)
Administration and support	4	7	11
(Percentage)	38%	62%	100%
Core data centers, manufacturing plants, research and development facilities, and warehouse operations	1	1	2
(Percentage)	48%	52%	100%
Total	5	8	13
(Percentage)	40%	60%	100%
We believe that our existing properties are in good condition and are suitable for the conduct of our business. Substantially all of our properties are utilized in whole or in part by our Hybrid IT and Intelligent Edge segments.
In connection with the HPE Next initiative, we continue to anticipate changes in our real estate portfolio over the next year. These changes may include reductions in overall space, and an increase in leased space as a percentage of total space.
Principal Executive Offices
Our principal executive offices, including our global headquarters, are located at 6280 America Center Drive, San Jose, California, 95002, United States of America ("U.S.").
Product Development, Services and Manufacturing
The locations of our major product development, services, manufacturing, and Hewlett Packard Labs facilities are as follows:

Americas

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

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of Hewlett Packard Enterprise is listed on the New York Stock Exchange ("NYSE") with the ticker symbol "HPE". There were 56,291 stockholders of record of Hewlett Packard Enterprise common stock as of November 29, 2019. The high and low common stock sales prices per share for fiscal 2019 and 2018 were as follows:

	Market Price Per Share
	2019		2018
Fiscal Quarter	High	Low	High	Low
First quarter	$16.52	$12.09	$17.07	$12.82
Second quarter	$16.97	$15.05	$19.48	$14.66
Third quarter	$16.07	$13.55	$17.82	$14.46
Fourth quarter	$16.55	$12.52	$17.59	$14.36
Dividends declared and paid per share by fiscal quarter in 2019 were as follows:

	2019
	Q1	Q2	Q3	Q4
Dividends declared	$0.1125	$0.1125	$0.1125	$0.1200
Dividends paid	$0.1125	$0.1125	$0.1125	$0.1125
Dividends declared and paid per share by fiscal quarter in 2018 were as follows:

	2018
	Q1	Q2	Q3	Q4
Dividends declared	$0.1500	$0.1125	$0.1125	$0.1125
Dividends paid	$0.0750	$0.0750	$0.1125	$0.1125
On October 23, 2019, the Company announced an increase to the regular quarterly dividend from $0.1125 per share to $0.1200 per share, which was effective in the fourth quarter of fiscal 2019. The payment of any dividends in the future, and the timing and amount thereof, is within the discretion of our Board of Directors. Our Board of Directors' decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will continue to pay a dividend in any future period.
Issuer Purchases of Equity Securities

Fourth Quarter of Fiscal 2019	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (August 2019)	7,601	$13.38	7,601	$2,647,056
Month 2 (September 2019)	5,805	$14.57	5,805	$2,562,469
Month 3 (October 2019)	6,448	$15.09	6,448	$2,465,162
Total	19,854	$14.28	19,854
During the fiscal year ended October 31, 2019, the Company repurchased and settled 150 million shares of the Company's common stock, which included 2.4 million shares that were unsettled open market purchases as of October 31, 2018. Additionally, the Company had unsettled open market repurchases of 0.5 million shares as of October 31, 2019. Shares repurchased during fiscal 2019 were recorded as a $2.2 billion reduction to stockholders' equity. As of October 31, 2019, the Company had a remaining authorization of $2.5 billion for future share repurchases.

On October 13, 2015, the Company's Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion, $5.0 billion and $2.5 billion on May 24, 2016, October 16, 2017 and February 21, 2018, respectively. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. Share repurchases settled in the fourth quarter of fiscal 2019 were open market repurchases.
Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return, the S&P 500 Index and the S&P Information Technology Index. This graph covers the period from November 2, 2015 (the first day HPE's common stock began trading "regular-way" on the NYSE) through October 31, 2019. This graph assumes the investment of $100 in the stock or the index on November 2, 2015 (and the reinvestment of dividends thereafter). On April 1, 2017, we completed the separation and merger of our Enterprise Services business with Computer Sciences Corporation (“CSC”) (collectively, the “Everett Transaction”). HPE stockholders received 0.085904 shares of common stock in the new company for every one share of HPE common stock held at the close of business on the record date. On September 1, 2017, we completed the separation and merger of our Software business segment with Micro Focus International plc (“Micro Focus”) (collectively, the “Seattle Transaction”). HPE stockholders received 0.13732611 American Depository Shares (“Micro Focus ADSs”) in the new company, each of which represents one ordinary share of Micro Focus, for every one share of HPE common stock held at the close of business on the record date. The effect of the Everett and Seattle Transactions are reflected in the cumulative total return as reinvested dividends. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	11/2015	10/2016	10/2017	10/2018	10/2019
Hewlett Packard Enterprise	$100.00	$157.00	$169.80	$190.36	$211.12
S&P 500 Index	$100.00	$103.27	$127.67	$137.04	$156.66
S&P Information Technology Index	$100.00	$109.74	$152.49	$171.25	$209.93

ITEM 6. Selected Financial Data.
The following table presents selected consolidated and combined financial data, which should be read in conjunction with our Consolidated Financial Statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The Statement of Earnings data for each of the three fiscal years ended October 31, 2019, 2018 and 2017, and the Balance Sheets data as of October 31, 2019 and 2018 set forth below are derived from our audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Statement of Earnings data for fiscal years ended October 31, 2016 and 2015, and the Balance Sheets data as of October 31, 2017, 2016 and 2015 are derived from our audited Consolidated and Combined Financial Statements that are not included in this Form 10-K.
With the completion of the Everett and Seattle Transactions on April 1, 2017 and September 1, 2017, respectively, the Company has reclassified the historical financial results of the former Enterprise Services segment ("former ES segment") and the former Software segment to Net loss from discontinued operations in its Consolidated Statements of Earnings,.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31,
	2019	2018	2017	2016	2015
	In millions, except per share amounts
Statements of Earnings:
Net revenue	$29,135	$30,852	$28,871	$30,280	$31,077
Earnings from continuing operations(1)	$1,274	$1,737	$564	$3,741	$1,903
Net earnings from continuing operations	$1,049	$2,012	$436	$3,237	$2,640
Net loss from discontinued operations	—	(104)	(92)	(76)	(179)
Net earnings	$1,049	$1,908	$344	$3,161	$2,461
Net earnings (loss) per share
Basic
Continuing operations	$0.78	$1.32	$0.26	$1.89	$1.46
Discontinued operations	—	(0.07)	(0.05)	(0.05)	(0.10)
Total basic net earnings per share	$0.78	$1.25	$0.21	$1.84	$1.36
Diluted
Continuing operations	$0.77	$1.30	$0.26	$1.86	$1.44
Discontinued operations	—	(0.07)	(0.05)	(0.04)	(0.10)
Total diluted net earnings per share	$0.77	$1.23	$0.21	$1.82	$1.34
Cash dividends declared per share	$0.4575	$0.4875	$0.2600	$0.2200	$—
Basic shares outstanding	1,353	1,529	1,646	1,715	1,804
Diluted shares outstanding	1,366	1,553	1,674	1,739	1,834
Balance Sheets:
At year-end:
Total assets	$51,803	$55,493	$61,406	$79,629	$79,862
Long-term debt	$9,395	$10,136	$10,182	$12,168	$14,679
Total debt	$13,820	$12,141	$14,032	$15,693	$15,353

(1)
Effective at the beginning of the first quarter of fiscal 2019, in connection with the adoption of the accounting standards update for retirement benefits (Topic 715), the Company reclassified its non-service net periodic benefit credit from operating expense to other income and expense in its Consolidated Statements of Earnings. The Company reflected these changes retrospectively, by transferring the non-service net periodic benefit credit, a portion of which was previously allocated to the segments, and the remainder of which was reported within Unallocated corporate costs and eliminations, Restructuring charges, Transformation costs, Separation costs and Defined benefit plan remeasurement benefit.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•
Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares fiscal 2019 to fiscal 2018.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations.  An analysis of our financial results comparing fiscal 2019 and fiscal 2018 to the prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.

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
The following Overview, Results of Operations and Liquidity discussions and analysis compare fiscal 2019 to fiscal 2018 and fiscal 2018 to fiscal 2017, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of October 31, 2019, unless otherwise noted.
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
We organize our business into four segments for financial reporting purposes: Hybrid IT, Intelligent Edge, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for fiscal 2019, as compared to fiscal 2018:

	HPE Consolidated		Hybrid IT		Intelligent Edge		Financial Services		Corporate Investments
	Dollars in millions, except for per share amounts
Net revenue(1)	$29,135		$22,825		$2,837		$3,581		$507
Year-over-year change %	(5.6	) %	(6.8	) %	(2.8	) %	(2.5	) %	(6.6	) %
Earnings (loss) from continuing operations(2)	$1,274		$2,804		$95		$305		$(108)
Earnings (loss) from continuing operations as a % of net revenue	4.4%		12.3%		3.3%		8.5%		(21.3	) %
Year-over-year change percentage points	(1.2	)pts	2.1	pts	(6.2	)pts	0.7	pts	(4.5	)pts
Net earnings from continuing operations	$1,049
Net earnings per share
Basic net EPS from continuing operations	$0.78
Diluted net EPS from continuing operations	$0.77

(1)	HPE consolidated net revenue excludes intersegment net revenue.

(2)
Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, transformation costs, amortization of intangible assets, acquisition, dispositions and other related charges, restructuring charges, separation costs, impairment of goodwill and disaster recoveries.

Net revenue decreased by $1.7 billion, or 5.6% (decreased 4.3% on a constant currency basis), in fiscal 2019 as compared to fiscal 2018 as we continue to execute on our HPE Next transformation initiative, which includes streamlining our offerings and business processes, and shifting investments in innovation to high growth and higher-margin solutions and services. In addition to these planned actions, we experienced uneven demand in fiscal 2019 due to an uncertain macroeconomic environment along with go-to-market execution issues in certain business areas and unfavorable currency fluctuations.
The leading contributors to the net revenue decline was lower revenue of $1.7 billion in Hybrid IT, primarily in Compute, due to a decline in Tier-1 server sales and lower revenue from China as we continue to exit less profitable product categories and certain markets. Also within Hybrid IT, weak demand in the enterprise market led to lower revenue from Industry Standard Server ("ISS") core products within Compute and from HPE Pointnext services. To a lesser extent, we experienced a revenue decline in Intelligent Edge due to lower sales of WLAN and switching products and in Financial Services due to lower rental revenue. The overall net revenue decline was partially offset by revenue growth in HPE Aruba Services within Intelligent Edge.
Gross margin was 32.6% ($9.5 billion) and 29.9% ($9.2 billion) for fiscals 2019 and 2018, respectively. The 2.7 percentage point increase in gross margin was due primarily to Hybrid IT as a result of the year-over-year decrease in commodity costs, cost management initiatives, and a lower mix of revenue from lower-margin Tier-1 server sales along with a higher mix of revenue from higher-margin products. Operating margin decreased 1.2 percentage points in fiscal 2019 as compared to fiscal 2018 due primarily to higher acquisition, disposition and other related charges as a result of a one-time charge associated with an arbitration settlement and increased investments in research and development, these increases were partially offset by the higher gross margin.
As of October 31, 2019, cash, cash equivalents and restricted cash and long-term investments were $4.1 billion, representing a decrease of approximately $1.0 billion from the October 31, 2018 balance of $5.1 billion. The decrease was due primarily to the following: investments in property, plant and equipment, net of sales proceeds of $2.3 billion, cash payments related to share repurchases and dividends of $2.9 billion and business acquisition activity of $1.5 billion, partially offset by cash provided by

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

operating activities of $4.0 billion, net proceeds from debt issuance net of repayments of $1.3 billion and net cash received through our derivative collateral program from counter parties of $341 million.
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
A third set of challenges relates to business model changes and our go-to-market execution. We are transitioning to an as-a-Service company, providing our entire portfolio through a range of subscription-based, pay-per-use and as-a-Service offerings. However, we will continue to provide our customers choice in consuming HPE products and services in a traditional or as-a-Service offering.
To be successful in overcoming these challenges, we must address business model shifts and optimize go-to-market execution by successfully transitioning to our as-a-Service model, further improving our cost structure, aligning sales coverage with our strategic goals, improving channel execution, and strengthening our capabilities in our areas of strategic focus, which includes accelerating growth in the Intelligent Edge and delivering profitable growth in Hybrid IT. We need to continue to pursue new product innovation that builds on our existing capabilities in areas such as cloud and data center computing, software-defined networking, converged storage, high-performance compute, and wireless networking, which will keep us aligned with market demand, industry trends and the needs of our customers and partners. In addition, we need to continue to improve our operations, with a particular focus on enhancing our end-to-end processes and efficiencies.
During the third quarter of fiscal 2017, we launched an initiative called HPE Next, through which we are putting in place a purpose-built company designed to compete and win in the markets where we participate. Through this initiative, we are simplifying our operating model and the way we work and streamlining our offerings and business processes to improve our execution. More importantly, we are shifting our investments in innovation towards high growth and higher-margin solutions and services such as an edge-to-cloud data platform, multi-cloud management through OneSphere, consumption-based service models with HPE Greenlake, and the adoption of composable infrastructure. The HPE Next initiative includes consolidating our manufacturing and support services locations, streamlining our business systems and reducing the number of countries in which we have a direct sales presence, while simultaneously migrating to a channel-only model in the remaining countries. For additional details on the HPE Next initiative, see Note 5, "HPE Next", to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.
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
Revenue Recognition
General
As a result of adopting the new revenue recognition standard ("ASC 606"), we now account for a contract with a customer when both parties have provided written approval and are committed to perform, each party’s rights including payment terms are identified, the contract has commercial substance, and collection of consideration is probable.
We enter into contracts with customers that may include combinations of products and services, resulting in arrangements containing multiple performance obligations for hardware and software products and/or various services. We determine whether each product or service is distinct in order to identify the performance obligations in the contract and allocate the contract transaction price among the distinct performance obligations. Arrangements are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether the commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. We classify our hardware, perpetual software licenses, and software-as-a-service ("SaaS") as distinct performance obligations. Term software licenses represent multiple obligations, which include software licenses and software maintenance. In transactions where we deliver hardware or software, we are typically the principal and record revenue and costs of goods sold on a gross basis.
The majority of our revenue is derived from sales of product and the associated support and maintenance which is recognized when, or as, control of promised products or services is transferred to the customer, in an amount that reflects the consideration to which we expect to be entitled, in exchange for those products or services. Variable consideration offered in contracts with customers, partners and distributors may include rebates, volume-based discounts, cooperative marketing, price protection, and other incentive programs. Variable consideration is estimated at contract inception and updated at the end of each reporting period as additional information becomes available and recognized only to the extent that it is probable that a significant reversal of revenue will not occur.
Transfer of control occurs once the customer has the contractual right to use the product, generally upon shipment or once delivery and risk of loss has transferred to the customer. Transfer of control can also occur over time for maintenance and services as the customer receives the benefit over the contract term. Our hardware and perpetual software licenses are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses include multiple performance obligations where the term licenses are recognized upfront upon transfer of control, with the associated software maintenance revenue recognized ratably over the contract term as services and software updates are provided. SaaS arrangements have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services. On our product sales, we record consideration from shipping and handling on a gross basis within net product sales. Revenue is recorded net of any associated sales taxes.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Significant Judgments
We allocate the transaction price for the contract among the performance obligations on a relative standalone selling price basis. The standalone selling price ("SSP") is the price at which an entity would sell a promised product or service separately to a customer. We establish SSP for most of our products and services based on the observable price of the products or services when sold separately in similar circumstances to similar customers. When the SSP is not directly observable, we estimate SSP based on management judgment by considering available data such as internal margin objectives, pricing strategies, market/competitive conditions, historical profitability data, as well as other observable inputs. We establish SSP ranges for our products and services and reassesses them periodically.
Judgment is applied in determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration may include various rebates, volume-based discounts, cooperative marketing, price protection, and other incentive programs that are offered to customers, partners and distributors. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers' right of return in determining the transaction price, where applicable.
Warranty
We accrue the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of our baseline experience. Warranty terms generally range from one to five years for parts and labor, depending upon the product. For certain networking products, we offer a lifetime warranty. Over the last three fiscal years, the annual warranty expense has averaged approximately 1.4% of annual net product revenue.
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
Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 6, "Retirement and Post-Retirement Benefit Plans", to the Consolidated Financial Statements, which is incorporated herein by reference. The following table provides the impact changes in the weighted-average assumptions of discount rates, the expected increase in compensation levels and the expected long-term return on plan assets would have had on our net periodic benefit cost for fiscal 2019:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Change in basis points	Change in Net Periodic Benefit Cost
		In millions
Assumptions:
Discount rate	(25)	$25
Expected increase in compensation levels	25	$4
Expected long-term return on plan assets	(25)	$31
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
We are subject to income taxes in the U.S. and approximately 95 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest, uncertain tax positions from acquired companies, as well as pre-Separation state income tax liabilities of HP Inc. for which the Company is jointly and severally liable. For a further discussion on taxes on earnings, refer to Note 8, "Taxes on Earnings", to the Consolidated Financial Statements.
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
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2019, our reporting units containing goodwill are consistent with the reportable segments identified in Note 3 “Segment Information” to the Consolidated Financial Statements.
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
Our annual goodwill impairment analysis, which we performed as of the first day of the fourth quarter of fiscal 2019, did not result in any impairment charges. The excess of fair value over carrying amount for our reporting units ranged from approximately 46% to 52% of the respective carrying amounts. In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease all of the reporting units had an excess of fair value over carrying amount.

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
Fair Value of Derivative Instruments
We use derivative instruments to manage a variety of risks, including risks related to foreign currency exchange rates and interest rates. We use forwards, swaps and, at times, options to hedge certain foreign currency and interest rate exposures. We do not use derivative financial instruments for speculative purposes. At October 31, 2019, the gross notional amount of our derivative portfolio was $24.2 billion. Assets and liabilities related to derivative instruments are measured at fair value, and were $468 million and $147 million, respectively, as of October 31, 2019.
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
Loss Contingencies
We are involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events, pertaining to a particular case. Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingency matters further discussed in Note 18, "Litigation and Contingencies", to the Consolidated Financial Statements are not a meaningful indicator of our potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2019, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in our financial statements.
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
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31,
	2019		2018		2017
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$29,135	100.0%	$30,852	100.0%	$28,871	100.0%
Cost of sales	19,642	67.4	21,621	70.1	20,202	70.0
Gross profit	9,493	32.6	9,231	29.9	8,669	30.0
Research and development	1,842	6.3	1,667	5.4	1,490	5.2
Selling, general and administrative	4,907	16.9	4,921	15.9	5,012	17.3
Amortization of intangible assets	267	0.8	294	1.0	321	1.1
Impairment of goodwill	—	—	88	0.3	—	—
Restructuring charges	—	—	19	0.1	388	1.3
Transformation costs	453	1.6	414	1.3	359	1.2
Disaster (recoveries) charges	(7)	—	—	—	93	0.3
Acquisition, disposition and other related charges	757	2.6	82	0.3	203	0.7
Separation costs	—	—	9	—	248	0.9
Defined benefit plan remeasurement benefit	—	—	—	—	(9)	—
Earnings from continuing operations	1,274	4.4	1,737	5.6	564	2.0
Interest and other, net	(177)	(0.6)	(274)	(0.9)	(327)	(1.1)
Tax indemnification adjustments	377	1.3	(1,354)	(4.3)	(3)	—
Non-service net periodic benefit credit	59	0.2	121	0.4	61	0.2
Earnings (loss) from equity interests	20	—	38	0.1	(23)	(0.1)
Earnings from continuing operations before taxes	1,553	5.3	268	0.9	272	1.0
(Provision) benefit for taxes	(504)	(1.7)	1,744	5.6	164	0.5
Net earnings from continuing operations	1,049	3.6	2,012	6.5	436	1.5
Net loss from discontinued operations	—	—	(104)	(0.3)	(92)	(0.3)
Net earnings	$1,049	3.6%	$1,908	6.2%	$344	1.2%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net revenue
The components of the weighted net revenue change by segment were as follows:

	For the fiscal years ended October 31,
	2019	2018
	Percentage Points
Hybrid IT	(5.4)	5.5
Intelligent Edge	(0.3)	0.7
Financial Services	(0.3)	0.2
Corporate Investments/Other(1)	0.4	0.5
Total HPE	(5.6)	6.9

(1) Other primarily related to the elimination of intersegment net revenue.
Fiscal 2019 compared with Fiscal 2018
In fiscal 2019, our total net revenue decreased by $1.7 billion or 5.6% (decreased 4.3% on a constant currency basis). U.S. net revenue decreased by $610 million or 6.0% to $9.6 billion, while net revenue from outside of the U.S. decreased by $1.1 billion or 5.4% to $19.5 billion.
From a segment perspective, the primary factors contributing to the change in our total net revenue are summarized as follows:

•
Hybrid IT net revenue decreased, led by Compute, due primarily to a decline in Tier-1 server sales and lower revenue from China as we continue to exit less profitable product categories and certain markets, and unfavorable currency fluctuations. Also, weak demand in the enterprise market led to lower revenue from ISS core products, resulting from longer sales cycles, and lower HPE Pointnext revenue, which also experienced unfavorable currency fluctuations. Storage revenue declined due to the overall weakness in the storage market;

•
Intelligent Edge net revenue decreased due primarily to lower sales of our WLAN and switching products within HPE Aruba Products driven by sales execution issues, particularly in the North America region, weaker demand and unfavorable foreign currency fluctuations; and

•	FS net revenue decreased due primarily to a decrease in rental revenue and unfavorable currency fluctuations.
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
From a segment perspective, the primary factors contributing to the change in our total net revenue are summarized as follows:

•
Hybrid IT net revenue increased due to growth in Compute from ISS core products as a result of higher average unit prices ("AUPs"), growth from edge products, increased market demand for IT products, favorable currency fluctuations, and growth in Storage primarily as a result of the Nimble Storage acquistion;

•	Intelligent Edge net revenue increased due primarily to growth in HPE Aruba Product from campus switching; and

•	FS net revenue increased due primarily to favorable foreign currency fluctuations and higher asset management revenue.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Gross margin
Fiscal 2019 compared with Fiscal 2018
Our gross margin increased 2.7 percentage points for fiscal 2019 as compared with fiscal 2018. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•
Hybrid IT gross margin increased due primarily to a combination of factors including the year-over-year decrease in commodity costs, lower costs of services and products due to our cost management initiatives and a lower mix of revenue from lower-margin Tier-1 server sales coupled with a higher mix of revenue from higher-margin products;

•	Intelligent Edge gross margin increased due primarily to a higher mix of revenue from higher-margin products and HPE Aruba Services, and cost management activities; and

•	FS gross margin increased due primarily to higher margins from lease extensions and lease buyouts and lower bad debt expense.
Fiscal 2018 compared with Fiscal 2017
Our gross margin decreased 0.1 percentage points for fiscal 2018 as compared with fiscal 2017. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

•	Hybrid IT gross margin decreased due primarily to a higher mix of lower-margin solutions and higher variable compensation expense;

•	Intelligent Edge gross margin increased due primarily to a higher mix of revenue from higher-margin products; and

•	FS gross margin increased due primarily to favorable foreign currency fluctuations, higher asset management activity related to lease extensions and higher margins on lease buyouts.
Operating expenses
Research and development
R&D expense increased by $175 million, or 10%, in fiscal 2019 as compared to fiscal 2018, due primarily to our continued investments in the Intelligent Edge and Hybrid IT segments and on-going expenses from recent business acquisitions, partially offset by favorable currency fluctuations.
R&D expense increased by $177 million, or 12%, in fiscal 2018 as compared to fiscal 2017, due to higher variable compensation expense and as we increase new product development in the Hybrid IT and Intelligent Edge segments.
Selling, general and administrative
SG&A expense decreased by $14 million, or 0.3%, for fiscal 2019 as compared to fiscal 2018, due primarily to favorable currency fluctuations and lower variable compensation expense, partially offset by higher investment in the sales organization.
SG&A expense decreased by $91 million, or 2%, for fiscal 2018 as compared to fiscal 2017, due primarily to lower administrative expenses as a result of the HPE Next initiative, partially offset by higher marketing and field selling costs primarily from higher variable compensation expense and unfavorable currency fluctuations.
Amortization of intangible assets
Amortization expense decreased by $27 million, or 9%, in fiscal 2019 as compared to fiscal 2018, due to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods, partially offset by an increase in the amortization of intangible assets from recent business acquisitions.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Impairment of goodwill
During the fourth quarter of fiscal 2018, Hybrid IT segment management changed its evaluation of Hybrid IT to evaluate the previously integrated CMS business separately from the remainder of Hybrid IT, resulting in a reassessment of the reporting units. This change in segment management review triggered an interim goodwill test in the fourth quarter of fiscal 2018 and based on that test, the fair value of CMS was lower than its carrying value, leading to a goodwill impairment charge of $88 million in fiscal 2018.
Restructuring charges
Restructuring charges decreased in fiscal 2018 as compared to fiscal 2017, due to the completion of the restructuring plan we announced in September 2015 (the "2015 Plan") in connection with the Separation and the plan initially announced in May 2012 (the "2012 Plan"). As of October 31, 2018, both the 2015 Plan and the 2012 Plan are complete.
Transformation costs
Transformation costs increased by $39 million in fiscal 2019 as compared to fiscal 2018 due primarily to the current period containing the combination of lower gains from the sale of real estate and impairment charges on real estate assets, the effects of which were partially offset primarily by lower restructuring charges in the current year period.

Transformation costs increased by $55 million in fiscal 2018 as compared to fiscal 2017 due to higher charges in connection with various transformation programs, partially offset by gains from the sale of real estate.
Disaster (recoveries) charges
In fiscal 2019, we recorded $7 million of insurance recoveries and in fiscal 2017, we recorded $93 million of charges, which primarily represented the deductible under the insurance program and an asset impairment charge, in relation to damage to our facilities in Houston, Texas due to Hurricane Harvey in fiscal 2017.
Acquisition, disposition and other related charges
Acquisition, disposition and other related charges increased by $675 million in fiscal 2019 as compared to fiscal 2018, due primarily to a charge related to a one-time arbitration settlement.
Acquisition, disposition and other related charges decreased by $121 million in fiscal 2018 as compared to fiscal 2017, due primarily to reduced costs related to integration activities and retention bonuses.
Separation costs
Separation costs decreased by $239 million in fiscal 2018 as compared to fiscal 2017 due to lower costs from the Separation, Everett and Seattle Transactions along with a tax credit related to the Separation.
Defined benefit plan remeasurement benefit
Defined benefit plan remeasurement benefit in fiscal 2017 represents an adjustment to the service cost component of the net periodic pension benefit cost resulting from the remeasurement of certain Hewlett Packard Enterprise pension plans due to plan separations in connection with the Everett and Seattle Transactions.
Interest and other, net
Interest and other, net expense decreased by $97 million in fiscal 2019 as compared to fiscal 2018, due primarily to the combination of gains from equity investments and currency impacts.
Interest and other, net expense decreased by $53 million in fiscal 2018 as compared to fiscal 2017, due primarily to lower currency transaction losses, a gain on the sale of Internet Protocol addresses and the sale of certain tax assets, partially offset by cumulative translation adjustments resulting from country exits associated with the HPE Next Initiative.
Tax indemnification adjustments
Tax indemnification adjustments, representing $377 million of income, $1.4 billion of expense, and $3 million of expense in fiscal 2019, 2018, and 2017, respectively, resulted primarily from the settlement of certain pre-Separation tax liabilities for

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

which we share joint and several liability with HP Inc. and for which we were partially indemnified by HP Inc. under the terminated Tax Matters Agreement. Additionally, fiscal 2019 also includes the impact of the termination of the Tax Matters Agreement with HP Inc. In limited circumstances, we continue to be indemnified under the Termination and Mutual Release Agreement which terminated the Tax Matters Agreement.
Non-service net periodic benefit credit
Non-service net periodic benefit credit represents the components of net periodic pension benefit costs, other than service cost, for the Hewlett Packard Enterprise defined benefit pension and post-retirement benefit plans such as interest cost, expected return on plan assets, and the amortization of prior plan amendments and actuarial gains or losses. The credit also includes the impact of any plan settlements, curtailments, or special termination benefits.
Non-service net periodic benefit credit decreased by $62 million in fiscal 2019 as compared to fiscal 2018, due primarily to lower expected returns on pension investments.

Non-service net periodic benefit credit increased by $60 million in fiscal 2018 as compared to fiscal 2017, due primarily to a decrease in the amortization of pension actuarial losses.
Earnings (loss) from equity interests
Earnings (loss) from equity interests primarily represents our 49% interest in H3C and the amortization of our interest in a basis difference. Earnings from equity interests decreased by $18 million in fiscal 2019 as compared to fiscal 2018 due to lower net income earned by H3C.
Earnings from equity interests increased by $61 million in fiscal 2018 as compared to fiscal 2017 due to higher net income earned by H3C.
Provision for taxes
Our effective tax rates were 32.5%, (650.7)% and (60.3)% in fiscal 2019, 2018 and 2017, respectively. In fiscal 2019, our effective tax rate was affected by recording additional valuation allowances on U.S. foreign tax credits as a result of impacts of the Tax Act. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but may also be materially impacted by discrete tax adjustments during the fiscal year. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented include Puerto Rico and Singapore.
In fiscal 2019, we recorded $152 million of net income tax charges related to items unique to the year. These amounts primarily included $488 million of income tax charges related to changes in U.S. federal and state valuation allowances primarily as a result of impacts of the Tax Act and $40 million of income tax charges related to future withholding costs on potential intercompany distributions of earnings, the effects of which were partially offset by $274 million of income tax benefits related to the change in pre-Separation tax liabilities for which we shared joint and several liability with HP Inc., and $104 million of income tax benefits on transformation costs, and acquisition, disposition and other related charges.
In fiscal 2018, we recorded $2.0 billion of net income tax benefits related to items unique to the year. These amounts primarily included $2.0 billion of income tax benefits related to the settlement of certain pre-Separation tax liabilities for which we shared joint and several liability with HP Inc. and for which we were partially indemnified by HP Inc. under the Tax Matters Agreement, $208 million of income tax benefits related to Everett pre-divestiture tax matters and valuation allowances, $125 million of income tax benefits on restructuring charges, separation costs, transformation costs and acquisition and other related charges, and $65 million of income tax benefits on net excess tax benefits related to stock-based compensation, the effects of which were partially offset by $422 million of income tax charges related to impacts of the Tax Act.
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
On December 22, 2017, the Tax Act was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affect our business, such as imposing a one-time Transition Tax on deemed repatriation of deferred

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

foreign income, reducing the U.S. federal statutory tax rate, and adopting a modified territorial tax system. See Note 8, "Taxes on Earnings", for a full description of the impact of the Tax Act to our operations.
Segment Information
A description of the products and services for each segment, along with other pertinent information related to Segments can be found in Note 3, "Segment Information", to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference. Future changes to our organizational structure may result in changes to the segments disclosed.
Hybrid IT

	For the fiscal years ended October 31,
	2019	2018	2017
	Dollars in millions
Net revenue	$22,825	$24,498	$22,939
Earnings from operations	$2,804	$2,503	$2,183
Earnings from operations as a % of net revenue	12.3%	10.2%	9.5%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31,
	Net Revenue			Weighted Net Revenue Change Percentage Points
	2019	2018	2017	2019	2018
	Dollars in millions
Compute	$12,879	$14,057	$12,913	(4.8)	4.9
Storage	3,609	3,706	3,280	(0.4)	1.9
Hybrid IT Product	$16,488	$17,763	$16,193	(5.2)	6.8
HPE Pointnext	6,337	6,735	6,746	(1.6)	—
Total Hybrid IT	$22,825	$24,498	$22,939	(6.8)	6.8
Fiscal 2019 compared with Fiscal 2018
Hybrid IT net revenue decreased by $1.7 billion, or 6.8% (decreased 5.7% on a constant currency basis), in fiscal 2019 as compared to fiscal 2018, as we continue to execute on our HPE Next transformation initiative, which includes streamlining our offerings and business processes, and shifting investments in innovation towards high growth and higher-margin solutions and services. As a result, the decrease in Hybrid IT, led by Compute, due primarily to a decline in Tier-1 server sales and lower revenue from China as we continue to exit less profitable product categories and certain markets, and unfavorable currency fluctuations. Also, weak demand in the enterprise market led to lower revenue from ISS core products, resulting from longer sales cycles, and lower HPE Pointnext revenue, which also experienced unfavorable currency fluctuations. Storage revenue declined due to the overall weakness in the storage market, partially offset by higher revenue from HPE Nimble Storage.
Hybrid IT Product net revenue decreased by $1.3 billion, or 7%, with declines of 8% and 3% in Compute and Storage, respectively.

•
The net revenue decrease in Compute was due primarily to a decline in Tier-1 server sales and a decline in revenue from China. Revenue from ISS core products decreased due to a decline in unit shipments as a result of demand weakness, primarily in the blade, tower and rack product categories, partially offset by higher AUPs in the tower and rack product categories. Mission Critical Servers ("MCS") experienced a net revenue decline driven by lower revenue from Itanium and NonStop products.

•
The net revenue decrease in Storage was due primarily to a decline in Converged storage, driven by lower revenue in 3PAR and Big Data products, partially offset by growth from HPE Nimble Storage. Traditional storage experienced a revenue decline compared to the prior year period due primarily to lower revenues from Modular Storage Array ("MSA") and tape products.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

HPE Pointnext net revenue decreased by $398 million, or 6%, with revenue declines in Operational Services and Advisory and Professional Services resulting in part from demand weakness. Additionally, Advisory and Professional Services experienced lower revenue as a result of our initiative to streamline our go-to-market approach in certain countries. The impact of unfavorable currency fluctuations contributed to the overall revenue decline in HPE Pointnext.

Hybrid IT earnings from operations as a percentage of net revenue increased 2.1 percentage points for fiscal 2019 as compared to fiscal 2018, due to an increase in gross margin which was partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was due to a combination of factors including the year-over-year decrease in commodity costs, lower costs of services and products due to our cost management initiatives and a lower mix of revenue from lower-margin Tier-1 server sales coupled with a higher mix of revenue from higher-margin products. These increases to gross margin were partially offset by unfavorable currency fluctuations. The increase in operating expenses as a percentage of net revenue was due primarily to the impact of the net revenue decline, our planned increase to R&D costs in support of investments and on-going expenses from recent businesses acquisitions.
Fiscal 2018 compared with Fiscal 2017
Hybrid IT net revenue increased by $1.6 billion, or 6.8% (increased 5.0% on a constant currency basis), in fiscal 2018 as compared to fiscal 2017. The increase in Hybrid IT net revenue was due primarily to growth in Compute from ISS core products due to higher AUPs, growth from edge compute products, increased market demand for IT products, favorable currency fluctuations, and growth in Storage primarily as a result of the Nimble Storage acquisition.
Hybrid IT Product net revenue increased by $1.6 billion, or 10%, with growth of 9% in Compute and 13% in Storage.

•
The net revenue increase in Compute was due primarily to growth in ISS core products along with favorable currency fluctuations, growth in edge compute products and higher revenue from the MCS business. The increase in Compute net revenue was partially offset by a decline in Tier-1 server sales as we continue to exit less profitable product categories. The growth in core ISS revenue was driven by an increase in AUPs across most core products due to several factors including the cost of certain commodities, Generation 10 servers representing a higher mix of overall ISS core server products and improved server configurations. The increase in AUPs was partially offset by a decline in unit shipments, primarily in the rack, tower and blade categories. MCS revenue increased as a result of higher revenue from NonStop products.

•
The net revenue increase in Storage was driven by growth in our converged and traditional storage products. Converged storage revenue growth was due primarily to revenue from HPE Nimble Storage and growth in big data products. Traditional storage revenue increased as a result of growth in networking and MSA products.

HPE Pointnext net revenue decreased by $11 million, or 0.2% compared to the prior-year period, due primarily to a revenue decline in Advisory and Professional Services, partially offset by favorable currency fluctuations and revenue growth in Operational Services. The revenue decline in Advisory and Professional Services was due to our exit from low margin countries in this business. Revenue in Operational Services increased due to growth in HPE Datacenter Care and HPE Proactive Care support solutions, partially offset by a reduction in support for legacy server and storage solutions.
Hybrid IT earnings from operations as a percentage of net revenue increased by 0.7 percentage point, in fiscal 2018 as compared to fiscal 2017. The increase was due to a decrease in operating expenses as a percentage of net revenue partially offset by a decline in gross margin. The gross margin decline was due primarily to a higher mix of lower-margin solutions and higher variable compensation expense, despite being partially offset by a lower mix of revenue from lower-margin Tier-1 server sales. Operating expenses as a percentage of net revenue decreased due to lower expenses as a result of cost reduction and streamlining initiatives partially offset by higher variable compensation expense.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Intelligent Edge

	For the fiscal years ended October 31,
	2019	2018	2017
	Dollars in millions
Net revenue	$2,837	$2,920	$2,722
Earnings from operations	$95	$277	$291
Earnings from operations as a % of net revenue	3.3%	9.5%	10.7%
The components of the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31,
	Net Revenue			Weighted Net Revenue Change Percentage Points
	2019	2018	2017	2019	2018
	Dollars in millions
HPE Aruba Product	$2,462	$2,599	$2,435	(4.6)	6.1
HPE Aruba Services	375	321	287	1.8	1.2
Total Intelligent Edge	$2,837	$2,920	$2,722	(2.8)	7.3
Fiscal 2019 compared with Fiscal 2018
Intelligent Edge net revenue decreased by $83 million, or 2.8% (decreased 1.8% on a constant currency basis), in fiscal 2019 as compared to fiscal 2018. The decrease in Intelligent Edge net revenue was due to a net decrease in HPE Aruba Product revenue of $137 million, or 5%, partially offset by an increase in HPE Aruba Services revenue of $54 million, or 17%. The decrease in HPE Aruba Product revenue was due to a revenue decline in WLAN and switching products driven by sales execution issues, particularly in the North America region, weaker demand and unfavorable foreign currency fluctuations. The increase in HPE Aruba Services revenue was due primarily to services attach on a growing product installed base and an increase in renewal rates.

Intelligent Edge earnings from operations as a percentage of net revenue decreased by 6.2 percentage points in fiscal 2019 as compared to fiscal 2018, due to an increase in operating expenses as a percentage of net revenue partially offset by an increase in gross margin. The increase in gross margin was due primarily to a higher mix of revenue from higher-margin products and HPE Aruba Services and cost management activities partially offset by pricing pressures on products. The increase in operating expenses as a percentage of net revenue was due primarily to our continued investments in R&D and the sales organization.
Fiscal 2018 compared with Fiscal 2017
Intelligent Edge net revenue increased by $198 million, or 7.3% (increased 5.5% on a constant currency basis), in fiscal 2018 as compared to fiscal 2017. The increase in Intelligent Edge net revenue was due primarily to a net increase in HPE Aruba Product revenue of $164 million, or 7%. The increase in HPE Aruba Product revenue was due primarily to revenue growth in Aruba branded campus switching products partially offset by a decline in revenue from WLAN products. HPE Aruba Services net revenue increased by $34 million, or 12% due primarily to services attach on a growing product installed base.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 1.2 percentage points in fiscal 2018 as compared to fiscal 2017. The decrease was due to an increase in operating expenses as a percentage of net revenue partially offset by an increase in gross margin. The increase in gross margin was due primarily to a higher mix of revenue from higher-margin products. The increase in operating expenses as a percentage of net revenue was due primarily to higher R&D and field selling costs and higher variable compensation expense.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Financial Services

	For the fiscal years ended October 31,
	2019	2018	2017
	Dollars in millions
Net revenue	$3,581	$3,671	$3,602
Earnings from operations	$305	$286	$301
Earnings from operations as a % of net revenue	8.5%	7.8%	8.4%
Fiscal 2019 compared with Fiscal 2018
FS net revenue decreased by $90 million, or 2.5% (increased 0.2% on a constant currency basis), in fiscal 2019 due primarily to a decrease in rental revenue due to lower average operating leases and unfavorable currency fluctuations, partially offset by higher asset management revenue from lease extensions, end-of-lease monthly rentals, and lease buyouts.
FS earnings from operations as a percentage of net revenue increased 0.7 percentage points due to an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to higher margins from lease extensions and lease buyouts and lower bad debt expense, partially offset by lower portfolio margins from increased borrowing costs. Operating expenses as a percentage of net revenue decreased primarily as a result of lower field selling costs.
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
FS earnings from operations as a percentage of net revenue decreased 0.6 percentage points due to an increase in operating expenses as a percentage of net revenue, partially offset with an increase in gross margin. Operating expenses as a percentage of net revenue increased due primarily to higher marketing, administrative and field selling costs. The increase in gross margin was due primarily to favorable foreign currency fluctuations, higher asset management activity related to lease extensions and higher margins on lease buyouts, which was partially offset by an increase in bad debt expense in the current period.
Financing Volume

	For the fiscal years ended October 31,
	2019	2018	2017
	Dollars in millions
Total financing volume	$6,200	$6,521	$6,085
New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased by 4.9% in fiscal 2019 and increased 7.2% in fiscal 2018 as compared to the prior-year periods. The decrease in fiscal 2019 was primarily driven by unfavorable currency fluctuations, along with lower financing associated with HPE and third-party product sales and related service offerings. The increase in fiscal 2018 was primarily driven by higher financing associated with third-party product sales and related service offerings, along with favorable currency fluctuations.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of October 31,
	2019	2018
	Dollars in millions
Financing receivables, gross	$8,652	$8,256
Net equipment under operating leases	4,084	4,212
Capitalized profit on intercompany equipment transactions(1)	382	502
Intercompany leases(1)	100	125
Gross portfolio assets	13,218	13,095
Allowance for doubtful accounts(2)	131	120
Operating lease equipment reserve	60	63
Total reserves	191	183
Net portfolio assets	$13,027	$12,912
Reserve coverage	1.4%	1.4%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)	Intercompany activity is eliminated in consolidation.

(2)	Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.4 billion at October 31, 2019 and 2018, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both October 31, 2019 and October 31, 2018 was $1.6 billion.

At October 31, 2019 and 2018, FS net cash and cash equivalents were $711 million and $813 million, respectively.
Net portfolio assets at October 31, 2019 increased 0.9% from October 31, 2018. The increase generally resulted from new financing volume exceeding portfolio runoff during the period.
FS bad debt expense includes charges to reserves for sales-type, direct-financing and operating leases. FS recorded net bad debt expense of $75 million, $91 million and $45 million in fiscal 2019, 2018 and 2017, respectively.
Corporate Investments

	For the fiscal years ended October 31,
	2019	2018	2017
	Dollars in millions
Net revenue	$507	$543	$553
Loss from operations	$(108)	$(91)	$(91)
Loss from operations as a % of net revenue	(21.3)%	(16.8)%	(16.5)%
Fiscal 2019 compared with Fiscal 2018
Corporate Investments net revenue decreased by $36 million, or 6.6% (decreased 4.4% on a constant currency bases), in fiscal 2019 as compared to fiscal 2018. The decrease in Corporate Investments net revenue was due to lower services revenue from the Communications and Media Solutions ("CMS") business and unfavorable currency fluctuations.
Corporate Investments loss from operations as a percentage of net revenue increased 4.5 percentage points in fiscal 2019 as compared to fiscal 2018, due primarily to higher R&D expenses from Hewlett Packard Labs and a legal settlement expense in the CMS business, partially offset by a higher gross margin from the CMS business.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2018 compared with Fiscal 2017
Corporate Investments net revenue decreased by $10 million, or 1.8% (decreased 4.0% on a constant currency bases), in fiscal 2018 as compared to fiscal 2017. The decrease in Corporate Investments net revenue, was due to lower services revenue from the CMS business.
Corporate Investments loss from operations as a percentage of net revenue increased 0.3 percentage points in fiscal 2018 as compared to fiscal 2017, due primarily to the net revenue decline and a lower gross margin partially offset by lower R&D expenses from Hewlett Packard Labs, lower field selling costs and administrative expense from the CMS business.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisition and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, income tax payments, in addition to any future investments and any future share repurchases, and future stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A, each of which is incorporated herein by reference.
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
Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs. Due to the enactment of the Tax Act, all of our cash, cash equivalents, restricted cash and investments held by foreign subsidiaries were subject to U.S. taxation under the one-time Transition Tax as further discussed in Note 8, "Taxes on Earnings". Subsequent repatriations generally will not be taxable from a U.S. federal tax perspective but may be subject to state income or foreign withholding tax. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
On October 13, 2015, our Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion, $5.0 billion and $2.5 billion on May 24, 2016, October 16, 2017 and February 21, 2018, respectively. As of October 31, 2019, we had a remaining authorization of $2.5 billion for future share repurchases. The number of shares that we repurchase under the share repurchase program may vary depending on numerous factors, including share price, liquidity and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions, and board and management discretion. Additionally, our share repurchase activity, if any, during any particular period may fluctuate. We may commence, accelerate, suspend, delay, or discontinue any share repurchase activity at any time, without notice. This program does not have a specific expiration date.
In fiscal 2019, we repurchased an aggregate of $2.2 billion of our stock as a result of our share repurchase program. For more information on our share repurchase program, refer to Note 16, "Stockholders' Equity", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Liquidity
Our cash, cash equivalents, restricted cash, total debt and available borrowing resources were as follows:

	As of October 31,
	2019	2018	2017
	In millions
Cash, cash equivalents and restricted cash	$4,076	$5,084	$9,592
Total debt	$13,820	$12,141	$14,032
Available borrowing resources	$10,389	$9,757	$9,891
Our key cash flow metrics were as follows:

	For the fiscal years ended October 31,
	2019	2018	2017
	In millions
Net cash provided by operating activities	$3,997	$2,964	$1,335
Net cash used in investing activities	(3,457)	(1,880)	(5,349)
Net cash (used in) provided by financing activities	(1,548)	(5,592)	164
Net (decrease) in cash, cash equivalents and restricted cash	$(1,008)	$(4,508)	$(3,850)
Operating Activities
Net cash provided by operating activities increased by $1.0 billion for fiscal 2019 as compared to fiscal 2018. The increase was driven primarily by higher cash generated from working capital management, lower payments related to our ongoing HPE Next, fiscal 2015 and fiscal 2012 restructuring plans, cash generated as a result of the settlement of the Tax Matters Agreement pursuant to the Termination and Mutual Release Agreement with HP Inc. and higher profitability, the effects of which were partially offset by an arbitration award settlement with DXC. Net cash provided by operating activities increased $1.6 billion for fiscal 2018 as compared to fiscal 2017 due primarily to higher net earnings in fiscal 2018 and a payment of $1.9 billion for pension funding in connection with the Everett Transaction in fiscal 2017, partially offset by higher cash usage for net working capital management in fiscal 2018.
Our key working capital metrics were as follows:

	As of October 31,
	2019	2018	2017
Days of sales outstanding in accounts receivable	37	37	36
Days of supply in inventory	45	40	39
Days of purchases outstanding in accounts payable	(104)	(100)	(102)
Cash conversion cycle	(22)	(23)	(27)
Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. For fiscal 2019, as compared to the prior-year period, DSO remained flat, as a result of the improvements in collections being offset with unfavorable currency fluctuations and extended payment terms. For fiscal 2018, as compared to the prior-year period, the increase in DSO was due primarily to unfavorable billing linearity, partially offset by an increase in early payments and factoring.
Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. For fiscal 2019, as compared to the prior-year period, the increase in DOS was due primarily to an increase in inventory resulting from the acquisition of Cray Inc. For fiscal 2018, as compared to the prior-year period, the increase in DOS was due primarily to higher levels of strategic commodities inventory to support customer demand, manage supply risk and component cost increases, and higher inventory of server solutions which have longer time-to-shipment cycles.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. For fiscal 2019, as compared to the prior-year period, the increase in DPO was primarily the result of increase in lease payables due to slower disbursements, payment term extensions and favorable inventory purchasing linearity. For fiscal 2018, as compared to the prior-year period, the decrease in DPO was primarily the result of a reduction in purchases with original equipment manufacturers ("OEMs") and a shift to internal manufacturing for certain compute products.
The cash conversion cycle is the sum of DSO and DOS, less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms (including extended payment terms from suppliers), the extent of receivables factoring, seasonal trends, the timing of revenue recognition and inventory purchases within the period, the impact of commodity costs and acquisition activity.
Investing Activities
Net cash used in investing activities increased by $1.6 billion in fiscal 2019 as compared to fiscal 2018. The increase was due primarily to an increase of $1.3 billion of cash used for payments made in connection with business acquisitions, an increase of $0.4 billion of cash used for investments in property, plant and equipment, net of proceeds from sales, partially offset by an increase of $0.2 billion of cash received from net financial collateral activities in the current period. Net cash used in investing activities decreased by $3.5 billion in fiscal 2018 as compared to fiscal 2017 due primarily to lower payments by $2.0 billion for business acquisitions, in addition to an increase in cash of $0.8 billion from net financial collateral activities and a decrease of $0.6 billion of cash used for investments in property, plant and equipment, net of proceeds from sales.
Financing Activities
Net cash used in financing activities decreased by $4.0 billion in fiscal 2019 as compared to fiscal 2018. The decrease was due primarily to the impact of a higher debt redemption by $1.9 billion in the prior period, an increase in cash proceeds from the issuance of debt of $1.1 billion and a lower utilization of cash for share repurchase activity by $1.3 billion in the current period. These amounts were partially offset by a net transfer of cash from Seattle of $0.2 billion in the prior period. Net cash used in financing activities increased by $5.8 billion in fiscal 2018 as compared to fiscal 2017 due primarily to cash dividends of $3.0 billion and $2.5 billion from Everett and Seattle, respectively, in fiscal 2017, higher cash used for share repurchase activity by $1.0 billion and higher debt redemption by $0.4 billion in fiscal 2018, partially offset by $1.1 billion of net transfers of cash and cash equivalents to Everett and Seattle.
Capital Resources
Debt Levels

	As of October 31,
	2019	2018	2017
	Dollars in millions
Short-term debt	$4,425	$2,005	$3,850
Long-term debt	$9,395	$10,136	$10,182
Weighted-average interest rate	4.1%	4.5%	3.8%
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure.
On October 4, 2019 we redeemed $1.1 billion of Senior Notes at 2.10% on their maturity date.
On September 20, 2019, we issued $763 million of asset-backed debt securities in six tranches at a discount to par, at a weighted average price of 99.99% and a weighted average interest rate of 2.31%, payable monthly from November 2019.
On September 13, 2019, we completed our offering of $1.0 billion aggregate principal amount of 2.25% notes due in 2023 and $0.5 billion floating rate note at three month USD LIBOR plus 0.68% due in 2021. The net proceeds from this offering were used to fund the repayment of the $1.1 billion outstanding principal amount of the 2.10% registered Notes due in October 2019 and fund the acquisition of Cray Inc.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

During fiscal 2019, we issued $0.9 billion and repaid $0.6 billion of commercial paper. For more information on our borrowings, see Note 15, "Borrowings", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
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
Revolving Credit Facility
On August 16, 2019, we entered into a revolving credit facility (the "Credit Agreement"), together with the lenders named therein, JPMorgan Chase Bank, N.A. ("JPMorgan"), as co-administrative agent and administrative processing agent, and Citibank, N.A., as co-administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.75 billion. Loans under the revolving credit facility may be used for general corporate purposes. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to the satisfaction of certain conditions, by up to two, one-year periods. Commitment Fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. This credit facility replaces our prior credit facility that was entered into on November 1, 2015, which was terminated in connection with us entering into the new credit facility. As of October 31, 2019 and 2018, no borrowings were outstanding under the Credit Agreement.
Available Borrowing Resources
As of October 31, 2019, we had the following resources available to obtain short- or long-term financing if we need additional liquidity:

As of October 31, 2019
In millions
Commercial paper programs	$4,302
Uncommitted lines of credit	$1,337
Revolving credit facility	$4,750
For more information on our available borrowing resources, see Note 15, "Borrowings", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
CONTRACTUAL AND OTHER OBLIGATIONS
Our contractual and other obligations as of October 31, 2019, were as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on long-term debt(1)	$12,773	$3,453	$3,557	$1,013	$4,750
Interest payments on long-term debt(2)	4,459	538	750	538	2,633
Operating lease obligations (net of sublease rental income)	1,243	190	301	241	511
Purchase obligations and other(3)	296	138	99	18	41
Capital lease obligations (includes interest)	73	6	13	13	41
Total(4)(5)(6)(7)(8)	$18,844	$4,325	$4,720	$1,823	$7,976

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(1)
Amounts represent the principal cash payments relating to our long-term debt and do not include fair value adjustments, discounts or premiums and debt issuance costs. As of October 31, 2019, the future principal payments related to asset-backed debt securities were expected to be $390 million in fiscal 2020, $248 million in fiscal 2021 and $125 million in fiscal 2022. For more information on our debt, see Note 15, "Borrowings", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(2)
Amounts represent the expected interest payments relating to our long-term debt. We use interest rate swaps to mitigate the exposure of our fixed rate debt to changes in fair value resulting from changes in interest rates, or hedge the variability of cash flows in the interest payments associated with our variable-rate debt. The impact of our outstanding interest rate swaps at October 31, 2019 was factored into the calculation of the future interest payments on long-term debt.

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

(4)
In fiscal 2020, we anticipate making contributions of $182 million to our non-U.S. pension plans. Our policy is to fund pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows, as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 6, "Retirement and Post-Retirement Benefit Plans", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(5)
As of October 31, 2019, we expect future cash payments of approximately $597 million in connection with our approved restructuring plans, which includes $380 million expected to be paid in fiscal 2020 and $217 million expected to be paid through fiscal 2022. Payments for restructuring activities have been excluded from the contractual obligations table, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities, see Note 4, "Restructuring", and Note 5, "HPE Next", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(6)
As of October 31, 2019, we had approximately $536 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $3 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 8, "Taxes on Earnings", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(7)
In connection with the Separation, the Company entered into a Separation and Distribution Agreement with HP Inc., effective November 1, 2015, whereby the Company agreed to indemnify HP Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Separation. HP Inc. similarly agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc. as part of the Separation. Additionally, in connection with the Separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc., effective November 1, 2015, that governs the rights and obligations of the Company and HP Inc. for certain pre-Separation tax liabilities. The Tax Matters Agreement provides that the Company and HP Inc. will share certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to the Company and HP Inc.'s U.S. and certain non-U.S. income tax returns. On October 30, 2019, the Company and HP Inc. entered into a Termination and Mutual Release Agreement to terminate the Tax Matters Agreement. Under the Termination and Mutual Release Agreement, HP Inc. paid the Company $200 million and agreed to pay $50 million on or before October 31, 2020 and October 31, 2021, each. The Company and HP Inc. also agreed to release each other from certain claims and liabilities related to the Tax Matters Agreement. As of October 31, 2019, we had approximately $231 million of recorded net receivables, pertaining to income tax indemnification with HP Inc., including $131 million related to certain state income tax liabilities for which the Company is joint and severally liable. For the amounts related to the joint and several state tax liabilities, we are unable to make a reasonable estimate as to when cash settlement with HP Inc. might occur due to the uncertainties related to the underlying tax matters. Realization of these obligations would result from payments to taxing authorities and the resulting settlements with HP Inc. under the Termination and Mutual Release Agreement. For more information on our general cross-indemnification, Tax Matters Agreement and other joint and several liability income tax matters with HP Inc., see Note 19, "Guarantees, Indemnifications and Warranties", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(8)
In connection with the Everett and Seattle Transactions, the Company entered into a Separation and Distribution Agreement with each of DXC, effective May 24, 2016, and Seattle, effective September 7, 2016, whereby DXC and Seattle, as applicable, agreed to indemnify HPE, each of its subsidiaries and each of their respective directors, officers and employees from and against all losses relating to, arising out of or resulting from, among other matters, the liabilities allocated to DXC and Seattle as part of the Everett Transaction and Seattle Transaction, respectively. HPE similarly agreed to indemnify DXC and Seattle, each of their subsidiaries and each of their respective directors, officers and employees from and against all losses relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Everett Transaction and Seattle Transaction, respectively. Additionally, in connection with the Everett and Seattle Transactions, HPE entered into a Tax Matters Agreement with DXC and affiliates, effective March 31, 2017, (the "DXC Tax Matters

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Agreement"), and Micro Focus and affiliates, effective September 1, 2017, (the "Micro Focus Tax Matters Agreement"), that governs the rights and obligations of HPE and DXC or Micro Focus, as applicable, for certain pre-divestiture tax liabilities and tax receivables. Each of the DXC Tax Matters Agreement and Micro Focus Tax Matters Agreement generally provides that HPE will be responsible for pre-divestiture tax liabilities and will be entitled to pre-divestiture tax receivables that arise from adjustments made by tax authorities to HPE's and DXC's, or Micro Focus’, as applicable, U.S. and certain non-U.S. tax returns. In certain jurisdictions, HPE and DXC, or Micro Focus, as applicable, have joint and several liability for past income tax liabilities and accordingly, HPE could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. As of October 31, 2019, we had approximately $11 million of recorded net receivables and $9 million of recorded net liabilities pertaining to tax indemnification with DXC and Micro Focus, respectively. We are unable to make a reasonable estimate as to when cash settlement with DXC or Micro Focus might occur due to the uncertainties related to the underlying tax matters. Payments or receipts of these obligations would result from settlements under the Tax Matters Agreement with DXC or Micro Focus. For more information on our general cross-indemnification, Tax Matters Agreement and other income tax matters with DXC and Micro Focus, see Note 19, "Guarantees, Indemnifications and Warranties", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in over 50 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2019 were the euro, Japanese yen, British pound, and Chinese yuan (renminbi). For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses as of October 31, 2019 and 2018, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2019 and 2018. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $31 million and $36 million at October 31, 2019 and 2018, respectively.
Interest rate risk
We also are exposed to interest rate risk related to debt we have issued, our investment portfolio and financing receivables. We issue long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing.
We often use interest rate and/or currency swaps to modify the market risk exposures in connection with the debt to achieve U.S. dollar based floating or fixed interest expense. The swap transactions generally involve the exchange of fixed for floating interest payments. However, in circumstances where we believe additional fixed-rate debt would be beneficial, we may choose to terminate a previously executed swap, or swap certain floating interest payments to fixed.
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
We have performed sensitivity analyses as of October 31, 2019 and 2018, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments, financing receivables, and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments, financing receivables, and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2019 and 2018. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, investments and financing receivables, net of interest rate swaps, of $39 million and $29 million at October 31, 2019 and 2018, respectively.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hewlett Packard Enterprise Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hewlett Packard Enterprise Company and subsidiaries (the Company) as of October 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 12, 2019 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Tax Asset Valuation Allowance

Description of the matter
At October 31, 2019, the Company had gross deferred assets relating to deductible temporary differences and loss and credit carryforwards of $10.0 billion with an offsetting valuation allowance of $8.2 billion. As discussed in Note 8, the Company reduces its deferred tax assets by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management's analysis of the realizability of the deferred tax assets was complex and highly judgmental because the assessment process involves significant judgment and subjective evaluation of assumptions that may be affected by future operations of the Company, market or economic conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s evaluation of loss and other carryback attributes, projections of the future reversal of existing taxable temporary differences and future taxable income, and management’s identification and use of available tax planning strategies.

We evaluated the Company's assessment of the realizability of deferred tax assets and the resultant valuation allowance. Among other audit procedures performed, we evaluated the assumptions used by the Company to predict reversal of existing taxable temporary differences and to project future taxable income by jurisdiction. For example, we compared the projections of future taxable income with the actual results of prior periods and assessed management's consideration of current industry and economic trends. We also compared the projections of future taxable income with other forecasted financial information prepared by the Company. Further, we tested the completeness and accuracy of the underlying data used in the Company’s projections. We involved our tax professionals to evaluate the application of tax law in the Company’s available tax planning strategies, the Company’s assessment of its ability to carry back losses or other attributes, the scheduling of the reversal of existing temporary taxable differences and carryforward amounts, and the evaluation of the carryforward lives of its deferred tax assets.

Estimation of variable consideration

Description of the matter
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue for sales to its customers after deducting management’s estimates of variable consideration which may include various rebates, volume-based discounts, cooperative marketing, price protection, and other incentive programs that are offered to customers, partners and distributors. Estimated variable consideration is presented within other accrued liabilities on the consolidated balance sheet and totaled $1.1 billion at October 31, 2019. Auditing the estimates of variable consideration was complex and judgmental due to the level of uncertainty involved in management’s estimate of expected usage of these programs.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating variable consideration, including controls over management’s review of the significant assumptions described above.

To test the Company’s determination of variable consideration we performed audit procedures that included, among others, evaluating the methodologies, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions to historical experience of the Company to develop an expectation of the variable consideration associated with product remaining in the distribution channel at October 31, 2019 which we compared to management’s recorded amount. In addition, we inspected the underlying agreements and compared the incentive rates used in the Company’s analyses with contractual rates. We assessed the historical accuracy of management’s estimates by comparing previous estimates of variable consideration to the amount of actual payments in subsequent periods.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.
San Jose, California
December 12, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hewlett Packard Enterprise Company

Opinion on Internal Control over Financial Reporting
We have audited Hewlett Packard Enterprise Company and subsidiaries’ internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hewlett Packard Enterprise Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cray Inc., which is included in the 2019 consolidated financial statements of the Company and constituted less than 1% of total assets as of October 31, 2019 and less than 1% and 2% of net revenue and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Cray Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2019, and the related notes and our report dated December 12, 2019 expressed an unqualified opinion thereon.
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
December 12, 2019

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
Hewlett Packard Enterprise’s management assessed the effectiveness of Hewlett Packard Enterprise’s internal control over financial reporting as of October 31, 2019, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Management's evaluation of internal control over financial reporting excluded the internal control activities of Cray Inc. which is included in the 2019 consolidated financial statements of Hewlett Packard Enterprise and constituted less than 1% of total assets as of October 31, 2019 and less than 1% and 2% of net revenue and net earnings, respectively, for the year then ended. Based on the assessment by Hewlett Packard Enterprise’s management, we determined that Hewlett Packard Enterprise’s internal control over financial reporting was effective as of October 31, 2019. The effectiveness of Hewlett Packard Enterprise’s internal control over financial reporting as of October 31, 2019 has been audited by Ernst & Young LLP, Hewlett Packard Enterprise’s independent registered public accounting firm, as stated in their report which appears on page 60 of this Annual Report on Form 10-K.

/s/ ANTONIO F. NERI	/s/ TAREK A. ROBBIATI
Antonio F. Neri President and Chief Executive Officer	Tarek A. Robbiati Executive Vice President and Chief Financial Officer
December 12, 2019	December 12, 2019

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

	For the fiscal years ended October 31,
	2019	2018	2017
	In millions, except per share amounts
Net revenue:
Products	$18,170	$19,504	$17,597
Services	10,507	10,901	10,878
Financing income	458	447	396
Total net revenue	29,135	30,852	28,871
Costs and expenses:
Cost of products	12,533	14,090	12,709
Cost of services	6,812	7,253	7,228
Financing interest	297	278	265
Research and development	1,842	1,667	1,490
Selling, general and administrative	4,907	4,921	5,012
Amortization of intangible assets	267	294	321
Impairment of goodwill	—	88	—
Restructuring charges	—	19	388
Transformation costs	453	414	359
Disaster (recoveries) charges	(7)	—	93
Acquisition, disposition and other related charges	757	82	203
Separation costs	—	9	248
Defined benefit plan remeasurement benefit	—	—	(9)
Total costs and expenses	27,861	29,115	28,307
Earnings from continuing operations	1,274	1,737	564
Interest and other, net	(177)	(274)	(327)
Tax indemnification adjustments	377	(1,354)	(3)
Non-service net periodic benefit credit	59	121	61
Earnings (loss) from equity interests	20	38	(23)
Earnings from continuing operations before taxes	1,553	268	272
(Provision) benefit for taxes	(504)	1,744	164
Net earnings from continuing operations	1,049	2,012	436
Net loss from discontinued operations	—	(104)	(92)
Net earnings	$1,049	$1,908	$344
Net earnings (loss) per share:
Basic
Continuing operations	$0.78	$1.32	$0.26
Discontinued operations	—	(0.07)	(0.05)
Total basic net earnings per share	$0.78	$1.25	$0.21
Diluted
Continuing operations	$0.77	$1.30	$0.26
Discontinued operations	—	(0.07)	(0.05)
Total diluted net earnings per share	$0.77	$1.23	$0.21
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,353	1,529	1,646
Diluted	1,366	1,553	1,674
The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31,
	2019	2018	2017
	In millions
Net earnings	$1,049	$1,908	$344
Other comprehensive (loss) income before taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	9	(3)	(8)
Gains reclassified into earnings	(3)	(9)	(4)
	6	(12)	(12)
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized gains arising during the period	308	169	46
Net (gains) losses reclassified into earnings	(371)	8	(145)
	(63)	177	(99)
Change in unrealized components of defined benefit plans:
Net unrealized (losses) gains arising during the period	(701)	(423)	944
Amortization of net actuarial loss and prior service benefit	216	191	285
Curtailments, settlements and other	15	22	15
	(470)	(210)	1,244
Change in cumulative translation adjustment:
Cumulative translation adjustment arising during the period	(18)	(70)	(14)
Release of cumulative translation adjustment as a result of divestitures and country exits	—	20	—
	(18)	(50)	(14)
Other comprehensive (loss) income before taxes	(545)	(95)	1,119
Benefit (provision) for taxes	36	(42)	(145)
Other comprehensive (loss) income, net of taxes	(509)	(137)	974
Comprehensive income	$540	$1,771	$1,318

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	As of October 31,
	2019	2018
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,753	$4,880
Accounts receivable, net of allowance for doubtful accounts	2,957	3,263
Financing receivables, net of allowance for doubtful accounts	3,572	3,396
Inventory	2,387	2,447
Assets held for sale	46	6
Other current assets	2,428	3,280
Total current assets	15,143	17,272
Property, plant and equipment	6,054	6,138
Long-term financing receivables and other assets	8,918	11,359
Investments in equity interests	2,254	2,398
Goodwill	18,306	17,537
Intangible assets	1,128	789
Total assets	$51,803	$55,493
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and short-term borrowings	$4,425	$2,005
Accounts payable	5,595	6,092
Employee compensation and benefits	1,522	1,412
Taxes on earnings	186	378
Deferred revenue	3,234	3,177
Accrued restructuring	195	294
Other accrued liabilities	4,002	3,840
Total current liabilities	19,159	17,198
Long-term debt	9,395	10,136
Other non-current liabilities	6,100	6,885
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,294 and 1,423 issued and outstanding at October 31, 2019 and October 31, 2018, respectively)	13	14
Additional paid-in capital	28,444	30,342
Accumulated deficit	(7,632)	(5,899)
Accumulated other comprehensive loss	(3,727)	(3,218)
Total HPE stockholders' equity	17,098	21,239
Non-controlling interests	51	35
Total stockholders' equity	17,149	21,274
Total liabilities and stockholders' equity	$51,803	$55,493
The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the fiscal years ended October 31,
	2019	2018	2017
	In millions
Cash flows from operating activities:
Net earnings	$1,049	$1,908	$344
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,535	2,576	3,051
Impairment of goodwill	—	88	—
Stock-based compensation expense	268	286	428
Provision for inventory and doubtful accounts	240	198	129
Restructuring charges	221	550	964
Deferred taxes on earnings	1,079	2,229	(1,122)
(Earnings) loss from equity interests	(20)	(38)	23
Dividends received from equity investee	156	164	98
Other, net	204	(158)	543
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	374	(220)	457
Financing receivables	(410)	(366)	(462)
Inventory	46	(260)	(542)
Accounts payable	(525)	(27)	992
Taxes on earnings	(1,093)	(4,516)	(265)
Restructuring	(331)	(647)	(800)
Other assets and liabilities(1)	204	1,197	(2,503)
Net cash provided by operating activities	3,997	2,964	1,335
Cash flows from investing activities:
Investment in property, plant and equipment	(2,856)	(2,956)	(3,137)
Proceeds from sale of property, plant and equipment	597	1,094	679
Purchases of available-for-sale securities and other investments	(39)	(33)	(45)
Maturities and sales of available-for-sale securities and other investments	26	98	38
Financial collateral posted	(403)	(1,625)	(1,234)
Financial collateral received	744	1,736	572
Payments made in connection with business acquisitions, net of cash acquired	(1,526)	(207)	(2,202)
Proceeds from business divestitures, net	—	13	(20)
Net cash used in investing activities	(3,457)	(1,880)	(5,349)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	(53)	5	18
Proceeds from debt, net of issuance costs	3,517	2,457	2,259
Payment of debt	(2,203)	(4,138)	(3,783)
Settlement of cash flow hedge	—	—	5
Net proceeds related to stock-based award activities	48	116	108
Repurchase of common stock	(2,249)	(3,568)	(2,556)
Net transfer of cash and cash equivalents to Everett	—	(41)	(711)
Net transfer of cash and cash equivalents from (to) Seattle	—	156	(227)
Cash dividend from Everett(2)	—	—	3,008
Cash dividend from Seattle(3)	—	—	2,500
Restricted cash transfer(4)	—	—	(29)
Cash dividends paid to non-controlling interests	—	(9)	—
Cash dividends paid	(608)	(570)	(428)
Net cash (used in) provided by financing activities	(1,548)	(5,592)	164
(Decrease) in cash, cash equivalents and restricted cash	(1,008)	(4,508)	(3,850)
Cash, cash equivalents and restricted cash at beginning of period	5,084	9,592	13,442
Cash, cash equivalents and restricted cash at end of period	$4,076	$5,084	$9,592
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$518	$538	$836
Interest expense paid	$593	$609	$415
Supplemental schedule of non-cash investing and financing activities:
Net assets transferred to Everett and Seattle	$—	$—	$5,946

(1)	For fiscal 2017, the amount includes $1.9 billion of pension funding payments associated with the separation and merger of Everett SpinCo, Inc. with Computer Sciences Corporation.

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2016	1,666,332	$17	$35,248	$2,782	$(6,599)	$31,448	$70	$31,518
Everett Transaction				(3,671)	2,579	(1,092)	(30)	(1,122)
Seattle Transaction				(6,182)	151	(6,031)		(6,031)
Net earnings				344		344	(1)	343
Other comprehensive income					974	974	—	974
Comprehensive income						1,318	(1)	1,317
Issuance of common stock in connection with employee stock plans and other	66,618		75			75		75
Repurchases of common stock	(137,789)	(1)	(2,497)	(82)		(2,580)		(2,580)
Tax benefit from employee stock plans			137			137		137
Cash dividends declared ($0.26 per common share)				(429)		(429)		(429)
Stock-based compensation expense			620			620		620
Balance at October 31, 2017	1,595,161	$16	$33,583	$(7,238)	$(2,895)	$23,466	$39	$23,505
Activity related to separation and merger transactions				164	(186)	(22)		(22)
Net earnings				1,908		1,908	(4)	1,904
Other comprehensive loss					(137)	(137)	—	(137)
Comprehensive income						1,771	(4)	1,767
Issuance of common stock in connection with employee stock plans and other	50,369		27			27		27
Repurchases of common stock	(222,227)	(2)	(3,577)			(3,579)		(3,579)
Cash dividends declared ($0.4875 per common share)				(733)		(733)		(733)
Stock-based compensation expense			309			309		309
Balance at October 31, 2018	1,423,303	$14	$30,342	$(5,899)	$(3,218)	$21,239	$35	$21,274
Net earnings				1,049		1,049	16	1,065
Other comprehensive loss					(509)	(509)	—	(509)
Comprehensive income						540	16	556
Issuance of common stock in connection with employee stock plans and other	19,093	—	52			52		52
Repurchases of common stock	(148,027)	(1)	(2,220)	—		(2,221)		(2,221)
Cash dividends declared ($0.4575 per common share)				(601)		(601)		(601)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Effects of adoption of accounting standard updates (1)				(2,181)		(2,181)		(2,181)
Stock-based compensation expense			270			270		270
Balance at October 31, 2019	1,294,369	$13	$28,444	$(7,632)	$(3,727)	$17,098	$51	$17,149

(1) For fiscal 2019, includes $2.3 billion related to an addition to accumulated deficit as a result of the adoption of an accounting standard update for Income Taxes and $124 million related to a reduction to accumulated deficit as a result of the adoption of the new revenue accounting standard.

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
These agreements provided for the allocation between the Company and former Parent's assets, employees, liabilities, and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation. Obligations under the service and commercial contracts generally extend through five years. In fiscal 2019, the Company and HP Inc. entered into a Termination and Mutual Release Agreement and terminated the Tax Matters Agreement. The Company continues to be indemnified under the Termination and Mutual Release Agreement in limited circumstances. In fiscal 2017, the Information Technology Service Agreement was transferred to DXC Technology Company in connection with the spin-off of the Enterprise Services business. The Transition Services Agreement is now expired.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
HPE Next
During the third quarter of fiscal 2017, the Company launched an initiative called HPE Next, through which it will simplify the organizational structure and redesign business processes. The HPE Next initiative is expected to be implemented through fiscal 2020. During this time, the Company expects to incur expenses for workforce reductions, to upgrade and simplify its IT infrastructure, and for other non-labor actions. These costs were partially offset by gains from real estate sales. For more details on the HPE Next initiative and Transformation costs, see Note 5, "HPE Next".
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
The Company consolidates a Variable Interest Entity (“VIE”) where it has been determined that the Company is the primary beneficiary of the entity’s operation. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its power to direct the most significant activities of the VIE by considering the purpose and design of the entity and the risks the entity was designed to create and pass through to its variable interest holders. The Company also evaluates its economic interests in the VIE.
The Company accounts for investments in companies over which it has the ability to exercise significant influence but does not hold a controlling interest under the equity method of accounting, and the Company records its proportionate share of income or losses in Earnings (loss) from equity interests in the Consolidated Statements of Earnings.
Non-controlling interests are presented as a separate component within Total stockholders' equity in the Consolidated Balance Sheets. Net earnings attributable to non-controlling interests are recorded within Interest and other, net in the Consolidated Statements of Earnings and are not presented separately, as they were not material for any periods presented.
Segment Realignment
During the first quarter of fiscal 2019, the Company completed an organizational change in certain segment and business units in order to align its segment financial reporting more closely with its current business structure. Reclassifications of certain prior year segment and business unit financial information have been made to conform to the current-year presentation. None of the changes impact the Company's previously reported consolidated net revenue, earnings from operations, net earnings, net earnings per share ("EPS") or total assets. See Note 3, "Segment Information", for a further discussion of the Company's segment realignment.
Use of Estimates
The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the Company's Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
The majority of the Company's revenue is derived from sales of product and the associated support and maintenance which is recognized when, or as, control of promised products or services is transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled, in exchange for those products or services. Variable consideration offered in contracts with customers, partners and distributors may include rebates, volume-based discounts, cooperative marketing, price protection, and other incentive programs. Variable consideration is estimated at contract inception and updated at the end of each reporting period as additional information becomes available and recognized only to the extent that it is probable that a significant reversal of revenue will not occur.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Contract liabilities
A contract liability is an obligation to transfer products or services to a customer for which the Company has received consideration, or the amount is due, from the customer. The Company’s contract liabilities primarily consist of deferred revenue. Deferred revenue is recorded when amounts invoiced to customers are in excess of revenue that can be recognized because performance obligations have not been satisfied and control of the promised products or services has not transferred to the customer. Deferred revenue largely represents amounts invoiced in advance for product (hardware/software) support contracts, consulting projects and product sales where revenue cannot be recognized yet.
Costs to obtain a contract with a customer
The Company capitalizes the incremental costs of obtaining a contract with a customer, primarily sales commissions, if the Company expects to recover those costs. The Company has elected, as a practical expedient, to expense the costs of obtaining a contract as incurred for contracts with terms of one year or less. The typical amortization periods used range from three to six years. The Company periodically reviews the capitalized sales commission costs for possible impairment losses. As of October 31, 2019, the current and non-current portions of the capitalized costs to obtain a contract were $49 million and $74 million, which were included in Other current assets and Long-term financing receivables and other assets, respectively, in the Consolidated Balance Sheet. For fiscal 2019, the Company amortized $48 million of the capitalized costs to obtain a contract which are included in Selling, general and administrative expense.
Shipping and Handling
The Company includes costs related to shipping and handling in Cost of products.
Stock-Based Compensation
Stock-based compensation expense is based on the measurement date fair value of the award and is recognized only for those awards expected to meet the service and performance vesting conditions. Stock-based compensation expense for stock options and restricted stock units with only a service condition is recognized on a straight-line basis over the requisite service period of the award. For stock options and restricted stock units with both a service condition and a performance or market condition, the expense is recognized on a graded vesting basis over the requisite service period of the award. Stock-based compensation expense is determined at the aggregate grant level for service-based awards and at the individual vesting tranche level for awards with performance and/or market conditions. The forfeiture rate is estimated based on historical experience.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

using the corridor approach. See Note 6, “Retirement and Post-Retirement Benefit Plans” for a full description of these plans and the accounting and funding policies.
Advertising
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Advertising expense totaled approximately $188 million in fiscal 2019, $193 million in fiscal 2018, and $255 million in fiscal 2017.
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
The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to realize. In determining the need for a valuation allowance, the Company considers future market growth, forecasted earnings, future sources of taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies. In the event the Company were to determine that it is more likely than not that the Company will be unable to realize all or part of its deferred tax assets in the future, the Company would increase the valuation allowance and recognize a corresponding charge to earnings or other comprehensive income in the period in which such a determination was made. Likewise, if the Company later determines that the deferred tax assets are more likely than not to be realized, the Company would reverse the applicable portion of the previously recognized valuation allowance. In order for the Company to realize deferred tax assets, the Company must be able to generate sufficient taxable income in the jurisdictions in which the deferred tax assets are located.
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
Accounts Receivable
The Company establishes an allowance for doubtful accounts for accounts receivable. The Company may record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. If there are additional changes in circumstances related to the specific customer, the Company further adjusts estimates of the recoverability of receivables. The Company maintains bad debt reserves for all other customers based on a variety of factors, including the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, the financial condition of customers, the length of time receivables are past due, trends in the weighted-average risk rating for the portfolio, macroeconomic conditions, information derived from competitive benchmarking, significant one-time events, and historical experience. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable.
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. These financing arrangements, which in certain cases provide for partial recourse, result in the transfer of the Company's trade receivables to a third party. The Company reflects amounts transferred to, but not yet collected from, the third party in Accounts receivable in the Consolidated Balance Sheets. When the Company has received payment from the third party for which revenue recognition has been deferred, the Company records the obligation for the amount received in Notes payable and short-term borrowings in its Consolidated Balance Sheets. For arrangements involving an element of recourse,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in Other accrued liabilities in the Consolidated Balance Sheets.
Concentrations of Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and restricted cash, investments, receivables from trade customers and contract manufacturers, financing receivables and derivatives.
The Company maintains cash, cash equivalents and restricted cash, investments, derivatives, and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographic regions, and the Company's policy is designed to limit exposure from any particular institution. As part of its risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not sustained material credit losses from instruments held at these financial institutions. The Company utilizes derivative contracts to protect against the effects of foreign currency and interest rate exposures. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.
Credit risk with respect to accounts receivable from trade customers and financing receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of the financial condition of its customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of October 31, 2019 and 2018 no single customer accounted for more than 10% of the Company's gross accounts receivable balance.
The Company utilizes outsourced manufacturers around the world to manufacture company-designed products. The Company may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 92% of the Company's manufacturer receivables of $635 million and $684 million at October 31, 2019 and 2018, respectively. The Company includes the manufacturer receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. The Company's credit risk associated with these receivables is mitigated wholly or in part by the amount the Company owes to these outsourced manufacturers, as the Company generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. The Company does not reflect the sale of these components in revenue and does not recognize any profit on these component sales until the manufactured products are sold by the Company, at which time any profit is recognized as a reduction to cost of sales. The Company obtains a significant number of components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of the Company's relationship with a single source supplier, or any unilateral modification to the contractual terms under which the Company is supplied components by a single source supplier could adversely affect the Company's revenue and gross margins.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Business Combinations
The Company includes the results of operations of acquired businesses in the Company's consolidated results prospectively from the date of acquisition. The Company allocates the fair value of purchase consideration to the assets acquired including in-process research and development ("IPR&D"), liabilities assumed, and non-controlling interests in the acquired entity based on their fair values at the acquisition date. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and the Company and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Equity Securities Investments
Equity securities investments with readily determinable fair values (other than those accounted for under the equity method or those that result in consolidation of the investee) are measured at fair value and any changes in fair value are recognized in Interest and other, net in the Consolidated Statement of Earnings. For equity investments without readily determinable fair values, the Company has elected to apply the measurement alternative, under which investments are measured at cost, less impairment, and adjusted for qualifying observable price changes on a prospective basis. The Company reviews for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statement of Earnings.
Debt Securities Investments
Debt securities are generally considered available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses for available-for-sale securities are calculated based on the specific identification method and included in Interest and other, net in the Consolidated Statements of Earnings. The Company monitors its investment portfolio for potential impairment on a quarterly basis. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge to Interest and other, net in the amount of the credit loss and the balance, if any, is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets.
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
Loss Contingencies
The Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a liability for contingencies when it believes it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. See Note 18, "Litigation and Contingencies", for a full description of the Company's loss contingencies.
Recent Tax Legislation
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law. The Tax Act includes significant changes to the U.S. corporate income tax structure, including a federal corporate rate reduction from 35% to 21% effective January 1, 2018, limitations on the deductibility of interest expense and executive compensation, creation of new minimum taxes such as the Base Erosion Anti-abuse Tax ("BEAT") and the Global Intangible Low Taxed Income ("GILTI") tax and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the "Transition Tax").

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
Recently Adopted Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for retirement benefits. The amendments require the presentation of the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs, unless eligible for capitalization. The other components of net periodic benefit costs will be presented separately from the service cost as non-operating costs. Effective at the beginning of the first quarter of fiscal 2019, in connection with the adoption of the accounting standards update for retirement benefits, the Company reflected these changes retrospectively by transferring its non-service net periodic benefit credit (cost) from operating expense to other (income) and expense in its Consolidated Statements of Earnings. The net periodic benefit credit (cost) transferred to other (income) and expense for the fiscal years ended October 31, 2018 and 2017, was as follows. Refer to Note 6, “Retirement and Post-Retirement Benefit Plans” for additional information.

	Fiscal year ended October 31, 2018	Fiscal year ended October 31, 2017
	In millions
Cost of products and services	$61	$25
Research and development	4	4
Selling, general and administrative	70	6
Restructuring charges and transformation costs	(14)	26
	$121	$61

In November 2016, the FASB amended the existing accounting standards for the classification and presentation of restricted cash in the statement of cash flows. The Company adopted the guidance in the first quarter of fiscal 2019, beginning November 1, 2018, using the retrospective method. As a result of adopting this accounting standards update, for the fiscal years ended October 31, 2018 and 2017, the Company included $191 million and $442 million, respectively, of restricted cash movement during the period, which was previously reported within cash used in investing activities, and is now reported within Decrease in cash, cash equivalents and restricted cash in the Company's Consolidated Statement of Cash Flows.
In October 2016, the FASB amended the existing accounting standards for income taxes. The amendments require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Prior to the amendments, current and deferred income taxes for intra-entity asset transfers were not recognized until the asset was sold to an outside party or amortized over time. The Company adopted the guidance in the first quarter of fiscal 2019, beginning November 1, 2018, using the modified retrospective method. The Company recognized $2.3 billion of income taxes as an adjustment to retained earnings for fiscal 2019, which was previously reported as prepaid income taxes and deferred tax assets.
In August 2016, the FASB amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company adopted the guidance in the first quarter of fiscal 2019, beginning November 1, 2018, using the retrospective method. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The application of this accounting standards update did not have an impact on the Consolidated Statements of Cash Flows.
In January 2016, the FASB issued guidance that requires equity investments with readily determinable fair values (other than those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value and recognize any changes in fair value in net income. For equity investments without readily determinable fair values, the Company has elected to apply the measurement alternative, under which investments are measured at cost, less impairment, and adjusted for qualifying observable price changes on a prospective basis. The Company adopted the guidance effective November 1, 2018, and there was no impact on the Consolidated Financial Statements upon adoption.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The Company adopted the new revenue standard in the first quarter of fiscal 2019 using the modified retrospective method of transition applied to contracts that were not completed as of November 1, 2018. Results and related disclosures for the reporting periods beginning after November 1, 2018 are presented under the new revenue standard, while comparative prior period results and related disclosures are not adjusted and continue to be reported in accordance with the historic accounting standard. Refer to the Revenue Recognition section above for accounting policy updates upon the adoption of the new revenue standard. For disaggregation of revenue, see Note 3, "Segment Information".
The following table summarizes the effects of adopting the new revenue standard at November 1, 2018 on the Consolidated Balance Sheets as an adjustment to the opening balance:

	Historical Accounting Method	Effect of Adoption	As Adjusted
	In millions
Assets
Accounts receivable	$3,263	$38	$3,301
Inventory	2,447	(14)	2,433
Other current assets	3,280	50	3,330
Long-term financing receivables and other assets	11,359	46	11,405
Subtotal assets	$20,349	$120	$20,469
Liabilities
Taxes on earnings	$378	$10	$388
Deferred revenue	3,177	(36)	3,141
Other accrued liabilities	3,840	52	3,892
Other non-current liabilities	6,885	(30)	6,855
Subtotal liabilities	$14,280	$(4)	$14,276
Stockholders' equity
Accumulated deficit	$(5,899)	$124	$(5,775)
Subtotal stockholders' equity	$(5,899)	$124	$(5,775)
Subtotal liabilities and stockholders' equity	$8,381	$120	$8,501
The application of ASC 606 increased the Company's total net revenue by $49 million for the fiscal year ended October 31, 2019, and did not have a material impact to the Company's cost of sales or operating expenses for the fiscal year ended October 31, 2019. As of October 31, 2019, the balance sheet changes attributable to the impact of ASC 606 were immaterial.
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
In February 2018, the FASB issued guidance that allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election.  The Company plans to adopt the guidance in the first quarter of fiscal 2020. The Company does not expect the guidance to have a material impact on its Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In August 2017, the FASB amended the existing accounting standards for hedge accounting. The amendments expand an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also simplifies certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. In April 2019, the FASB issued certain clarifications to address partial term fair value hedges, fair value hedge basis adjustments and certain transition requirements. The Company is required to adopt the guidance in the first quarter of fiscal 2020. The Company does not expect these amendments to have a material impact on its Consolidated Financial Statements.
In June 2016, the FASB amended the existing accounting standards for the measurement of credit losses. The amendments require an entity to estimate its lifetime expected credit loss for most financial instruments, including trade and lease receivables, and record an allowance for the portion of the amortized cost the entity does not expect to collect. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. In May 2019, the FASB issued further guidance to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible financial instruments. In November 2019, the FASB issued several amendments to the new credit losses standard, including an amendment requiring entities to include certain expected recoveries of the amortized cost basis in the allowance for credit losses for purchased credit deteriorated assets. The Company is required to adopt the guidance in the first quarter of fiscal 2021. Early adoption is permitted beginning in fiscal 2020. The Company is currently evaluating the impact of these amendments on its Consolidated Financial Statements.
The FASB issued guidance in February 2016, with amendments in 2018 and 2019, which changes the accounting standards for leases. The primary objective of this update is to increase transparency and comparability among organizations by requiring lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance for lessor accounting is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard, along with enhanced disclosure requirements. The Company adopted the guidance in the first quarter of fiscal 2020, beginning November 1, 2019, using the transition method whereby prior comparative periods will not be restated in the Consolidated Financial Statements. As permitted under the transition guidance, the Company will carry forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. The Company implemented a new IT system and has made significant progress validating the accuracy of new reports generated from the lease accounting system and is in the process of finalizing its disclosures and internal controls. The Company has substantially completed its review of existing vendor and lease arrangements and based on its review, as of October 31, 2019, approximately $1.0 billion of right-of-use assets and $1.1 billion of lease liabilities will be recognized on our balance sheet upon adoption, primarily relating to real estate. For lessor accounting, the Company anticipates that the most significant change will be a reduction in lease origination costs eligible for capitalization; however, the Company does not expect a material impact on its Consolidated Financial Statements.
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
Note 2: Discontinued Operations
On April 1, 2017 and September 1, 2017, the Company completed the Everett and Seattle Transactions, respectively. As a result, the financial results of Everett and Seattle are presented as Net loss from discontinued operations in the Consolidated Statements of Earnings for fiscal 2017 and 2018. All activities related to discontinued operations were completed in fiscal 2018.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents the financial results for HPE's discontinued operations.

	Fiscal years ended October 31,
	2018	2017
	In millions
Net revenue	$—	$8,511
Cost of revenue(1)	—	5,890
Expenses(2)	51	3,063
Interest and other, net	58	39
Loss from discontinued operations before taxes	(109)	(481)
Benefit for taxes	5	389
Net loss from discontinued operations	$(104)	$(92)

(1)	Cost of revenue includes cost of products and services.

(2)
For the periods following the Everett and Seattle Transactions in fiscal 2017, expenses primarily consist of separation costs, which relate to third-party consulting, contractor fees and other incremental costs arising from the transactions. Prior to the Everett and Seattle Transactions, expenses in fiscal 2017 primarily consist of selling, general and administrative (“SG&A”) expenses, research and development (“R&D”) expenses, restructuring charges, separation costs, amortization of intangible assets, acquisition and other related charges, and defined benefit plan remeasurement benefit.

For the fiscal year ended October 31, 2017, significant non-cash items of discontinued operations consisted of depreciation and amortization of $526 million. For the fiscal year ended October 31, 2017, purchases of property, plant and equipment of discontinued operations consisted of $158 million.
Note 3: Segment Information
Hewlett Packard Enterprise's operations are organized into four segments for financial reporting purposes: Hybrid IT, Intelligent Edge, Financial Services ("FS") and Corporate Investments. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), who is the Chief Executive Officer ("CEO"), uses to evaluate, view and run business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results.
A summary description of each segment follows.
Hybrid IT provides a broad portfolio of services-led and software-enabled infrastructure and solutions including secure, software-defined servers and storage, and HPE Pointnext services, thereby combining HPE's hardware, software and services capabilities to make Hybrid IT simple for its customers. Described below are the business unit capabilities within Hybrid IT.

•	Hybrid IT Product includes Compute and Storage

◦
Compute HPE offers both Industry Standard Servers ("ISS"), which are general purpose servers for multi-workload computing, as well as Mission Critical Servers ("MCS"), which are servers optimized for particular workloads. HPE's general purpose servers include the HPE ProLiant, secure and versatile rack and tower servers; HPE BladeSystem, a modular infrastructure that converges server, storage and networking; and HPE Synergy, a composable infrastructure for traditional and cloud-native applications. The Company's workload optimized server portfolio includes the HPE Apollo, and products from the acquisition of Cray, for high performance computing and artificial intelligence, HPE Cloudline for cloud data centers, HPE Edgeline for computing at the network edge and HPE Integrity for mission-critical applications.

Storage. With storage offerings that are AI-driven and built for cloud environments with as-a-service consumption and flexible investment options, HPE provides the right workload optimized destinations for data. Powered by HPE InfoSight advanced analytics and machine learning and HPE Cloud Volumes data mobility, HPE delivers intelligent storage for hybrid cloud environments so that customers can unlock data’s full potential and derive business insights. Key solutions include HPE SimpliVity, a hyper-converged platform for virtualization, Blue Data and MapR for expertise in artificial intelligence, machine learning and analytics data management, HPE

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

3PAR Storage and HPE Nimble Storage all-flash arrays for mission critical workloads and general purpose workloads, respectively, and big data solutions running on HPE Apollo Servers. Storage also provides comprehensive data protection with HPE StoreOnce and HPE Recovery Manager Central, solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE MSA and HPE XP.

•
HPE Pointnext Services creates preferred IT experiences that power the digital business. The HPE Pointnext Services team and the Company's extensive partner network provide value across the IT life cycle delivering advice, transformation projects, professional services, support services and operational services for Hybrid IT and the Intelligent Edge. HPE Pointnext Services is also a provider of on-premises flexible consumption models, such as HPE GreenLake, that enable IT agility, simplify operations and align cost to business value. HPE Pointnext Service offerings includes Operational Services and Advisory and Professional Services.

The Intelligent Edge business is comprised of a portfolio of secure Edge-to-Cloud solutions operating under the Aruba brand that include wireless LAN, campus and data center switching, software-defined wide-area-networking, security and associated services to enable secure connectivity for businesses of any size. The primary business drivers for Intelligent Edge solutions are mobility and the Internet of Things ("IoT").

◦
HPE Aruba Product includes wired and wireless local area network, wide area network, data center networking such as Wi-Fi access points, switches, routers, sensors, and software products that include cloud-based management, network management, network access control, analytics and assurance, and location services.

◦	HPE Aruba Services includes professional and support services, as well as as-a-service (aaS) and consumption models for the Intelligent Edge portfolio of products.
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
        Corporate Investments includes Communications and Media Solutions ("CMS"), Hewlett Packard Labs, and certain business incubation projects.
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
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, amortization of intangible assets, impairment of goodwill, restructuring charges, transformation costs, disaster (recoveries) charges, acquisition, disposition and other related charges, separation costs, defined benefit plan remeasurement benefit.

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
These changes had no impact on Hewlett Packard Enterprise's previously reported consolidated GAAP net earnings or GAAP net earnings per share ("EPS").
Effective November 1, 2019, the Company will report the following four new reportable segments: Compute; High Performance Compute ("HPC") & Mission Critical Servers ("MCS"); Storage, and Advisory & Professional Services ("A&PS"). As a result of this change, Operational Services, which was previously reported within HPE Pointnext Services, will be reported within each of the related individual new segments. The Intelligent Edge, Financial Services and Corporate Investments segments will remain largely unchanged.
Segment Operating Results

	Hybrid IT	Intelligent Edge	Financial Services	Corporate Investments	Total
	In millions
2019
Net revenue	$22,230	$2,828	$3,570	$507	$29,135
Intersegment net revenue	595	9	11	—	615
Total segment net revenue	$22,825	$2,837	$3,581	$507	$29,750
Segment earnings (loss) from operations	$2,804	$95	$305	$(108)	$3,096
2018
Net revenue	$23,750	$2,903	$3,656	$543	$30,852
Intersegment net revenue	748	17	15	—	780
Total segment net revenue	$24,498	$2,920	$3,671	$543	$31,632
Segment earnings (loss) from operations	$2,503	$277	$286	$(91)	$2,975
2017
Net revenue	$22,063	$2,680	$3,574	$554	$28,871
Intersegment net revenue(1)	876	42	28	(1)	945
Total segment net revenue	$22,939	$2,722	$3,602	$553	$29,816
Segment earnings (loss) from operations	$2,183	$291	$301	$(91)	$2,684

(1)
For the periods prior to the Everett and Seattle Transactions presented above, the amounts include the elimination of pre-separation intercompany sales to the former ES and Software segments, which are included within Net loss from discontinued operations in the Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The reconciliation of segment operating results to Hewlett Packard Enterprise consolidated results was as follows:

	For the fiscal years ended October 31,
	2019	2018	2017
	In millions
Net Revenue:
Total segments	$29,750	$31,632	$29,816
Elimination of intersegment net revenue	(615)	(780)	(945)
Total Hewlett Packard Enterprise consolidated net revenue	$29,135	$30,852	$28,871
Earnings before taxes:(1)
Total segment earnings from operations	$3,096	$2,975	$2,684
Unallocated corporate costs and eliminations	(286)	(259)	(407)
Unallocated stock-based compensation expense	(59)	(73)	(110)
Amortization of intangible assets	(267)	(294)	(321)
Impairment of goodwill	—	(88)	—
Restructuring charges	—	(19)	(388)
Transformation costs	(453)	(414)	(359)
Disaster recoveries (charges)	7	—	(93)
Acquisition, disposition and other related charges(2)	(764)	(82)	(203)
Separation costs	—	(9)	(248)
Defined benefit plan remeasurement benefit	—	—	9
Interest and other, net	(177)	(274)	(327)
Tax indemnification adjustments	377	(1,354)	(3)
Non-service net periodic benefit credit	59	121	61
Earnings (loss) from equity interests	20	38	(23)
Total Hewlett Packard Enterprise consolidated earnings from continuing operations before taxes	$1,553	$268	$272

(1)
Effective at the beginning of the first quarter of fiscal 2019, in connection with the adoption of the accounting standards update for retirement benefits (Topic 715), the Company reclassified its non-service net periodic benefit credit from operating expense to other income and expense in its Consolidated Statements of Earnings. The Company reflected these changes retrospectively, by transferring the non-service net periodic benefit credit, a portion of which was previously allocated to the segments, and the remainder of which was reported within Unallocated corporate costs and eliminations, Restructuring charges, Transformation costs, Separation costs and Defined benefit plan remeasurement benefit.

(2)
Includes acquisition, disposition and other related charges of $7 million related to a non-cash inventory fair value adjustment in connection with the acquisition of Cray Inc., which was included in Cost of products.

Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to Hewlett Packard Enterprise consolidated assets were as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31,
	2019	2018
	In millions
Hybrid IT	$28,866	$29,342
Intelligent Edge	3,052	3,244
Financial Services	14,717	14,559
Corporate Investments	451	414
Corporate and unallocated assets	4,717	7,934
Total Hewlett Packard Enterprise consolidated assets	$51,803	$55,493

Major Customers
No single customer represented 10% or more of Hewlett Packard Enterprise's total net revenue in any fiscal year presented.
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2019, 2018 and 2017, other than the U.S., no country represented more than 10% of Hewlett Packard Enterprise's net revenue.
Net revenue by country in which Hewlett Packard Enterprise operates was as follows:

	For the fiscal years ended October 31,
	2019	2018	2017
	In millions
Americas
U.S.	$9,582	$10,192	$10,022
Americas excluding U.S.	1,922	2,135	2,067
Total Americas	11,504	12,327	12,089
Europe, Middle East and Africa	10,828	11,295	10,024
Asia Pacific and Japan	6,803	7,230	6,758
Total Hewlett Packard Enterprise consolidated net revenue	$29,135	$30,852	$28,871

Net property, plant and equipment by country in which Hewlett Packard Enterprise operates was as follows:

	As of October 31,
	2019	2018
	In millions
U.S.	$2,894	$2,813
Other countries	3,160	3,325
Total net property, plant and equipment	$6,054	$6,138

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Net revenue by segment and business unit was as follows:

	For the fiscal years ended October 31,
	2019	2018	2017
	In millions
Hybrid IT
Hybrid IT Product
Compute	$12,879	$14,057	$12,913
Storage	3,609	3,706	3,280
Total Hybrid IT Product	16,488	17,763	16,193
HPE Pointnext	6,337	6,735	6,746
Total Hybrid IT	22,825	24,498	22,939
Intelligent Edge
HPE Aruba Product	2,462	2,599	2,435
HPE Aruba Services	375	321	287
Total Intelligent Edge	2,837	2,920	2,722
Financial Services	3,581	3,671	3,602
Corporate Investments	507	543	553
Total segment net revenue	29,750	31,632	29,816
Eliminations of intersegment net revenue	(615)	(780)	(945)
Total net revenue	$29,135	$30,852	$28,871

Note 4: Restructuring
Summary of Restructuring Plans
Restructuring charges of $19 million and $417 million were recorded by the Company during fiscal 2018 and 2017, respectively, based on restructuring activities impacting the Company's employees and infrastructure. For fiscal 2017, $388 million was recorded within Restructuring charges, and $29 million was recorded within Non-service net periodic benefit credit in the Consolidated Statements of Earnings. Restructuring charges of $251 million for fiscal 2017 are included in Net loss from discontinued operations in the Consolidated Statements of Earnings. For details on restructuring charges related to HPE Next, see Note 5, "HPE Next".

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Restructuring activities related to the Company's employees and infrastructure, summarized by plan, are presented in the table below:

	Fiscal 2015 Plan		Fiscal 2012 Plan
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Total
	In millions
Liability as of October 31, 2016	$234	$13	$37	$14	$298
Charges	374	37	6	—	417
Cash payments	(355)	(19)	(32)	(6)	(412)
Non-cash items	(34)	(14)	5	(6)	(49)
Liability as of October 31, 2017	$219	$17	$16	$2	$254
Charges	9	(2)	13	(1)	19
Cash payments	(158)	(8)	(15)	—	(181)
Non-cash items	(8)	3	(3)	—	(8)
Liability as of October 31, 2018	$62	$10	$11	$1	$84
Cash payments	(29)	(3)	(6)	—	(38)
Non-cash items	(2)	—	1	(1)	(2)
Liability as of October 31, 2019	$31	$7	$6	$—	$44
Total costs incurred to date as of October 31, 2019	$751	$78	$1,268	$145	$2,242
Total expected costs to be incurred as of October 31, 2019	$751	$78	$1,268	$145	$2,242

The current restructuring liability related to the plans in the table above, reported in Accrued restructuring in the Consolidated Balance Sheets as of October 31, 2019 and 2018, was $31 million and $53 million, respectively. The non-current restructuring liability related to the plans in the table above, reported in Other non-current liabilities in the Consolidated Balance Sheets as of October 31, 2019 and 2018, was $13 million and $31 million, respectively.
Fiscal 2015 Restructuring Plan
On September 14, 2015, former Parent's Board of Directors approved a restructuring plan (the "2015 Plan") in connection with the Separation. As a result of the Everett and Seattle Transactions, cost amounts and total headcount exits were revised. As such, as of October 31, 2018, the Company had eliminated 8,300 positions as part of the 2015 Plan. As of October 31, 2018, the plan was complete, with no further positions being eliminated. The Company recognized $829 million in total aggregate charges in connection with the 2015 Plan, of which $751 million related to workforce reductions and $78 million primarily related to real estate consolidation and asset impairments. The severance- and infrastructure-related cash payments associated with the 2015 Plan are expected to be paid out through fiscal 2022.
Fiscal 2012 Restructuring Plan
On May 23, 2012, former Parent adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As a result of the Everett and Seattle Transactions, cost amounts and total headcount exits were revised. As such, as of October 31, 2018, the Company had eliminated 10,300 positions, with a portion of those employees exiting the Company as part of voluntary enhanced early retirement ("EER") programs in the U.S. and in certain other countries. As of October 31, 2018, the plan was complete, with no further positions being eliminated. The Company recognized $1.4 billion in total aggregate charges in connection with the 2012 Plan, of which approximately $1.3 billion related to workforce reductions, including the EER programs, and $145 million related to infrastructure, including data center and real estate consolidation and other items. The severance- and infrastructure-related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2022.

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
During fiscal 2019, 2018 and 2017 the Company incurred $462 million, $425 million and $359 million, respectively, in net charges associated with the HPE Next initiative. For fiscal 2019 and 2018, $453 million and $414 million were recorded within Transformation costs, and $9 million and $11 million were recorded within Non-service net periodic benefit credit in the Consolidated Statements of Earnings, respectively. Additionally, in fiscal 2018 the Company incurred $20 million of transformation costs related to cumulative translation adjustments as a result of country exits associated with HPE Next which was recorded within Interest and other, net in the Consolidated Statements of Earnings.
A summary of Transformation Costs was as follows:

	Fiscal years ended October 31,
	2019	2018	2017
	In millions
Program management	$29	$95	$57
IT costs	134	148	34
Restructuring charges(1)	219	531	296
Gains on real estate sales	(7)	(405)	(28)
Impairment on real estate assets	47	—	—
Other	40	56	—
Total Transformation Costs	$462	$425	$359

(1)	For fiscal 2019 and 2018, a portion of these costs were recorded in Non-service net periodic benefit credit in the Consolidated Statements of Earnings as described above.
Restructuring Plan
On October 16, 2017, the Company's Board of Directors approved a restructuring plan in connection with the HPE Next initiative (the "HPE Next Plan") and on September 20, 2018, the Company's Board of Directors approved a revision to that restructuring plan. As a result of the revision to the plan, cost amounts and total headcount exits were revised and the completion of the workforce reductions was extended to fiscal 2020. The changes to the workforce will vary by country, based on business needs, local legal requirements and consultations with employee work councils and other employee representatives, as appropriate. As of October 31, 2019, the Company estimates that it will incur aggregate pre-tax charges of approximately $1.4 billion through fiscal 2020 in connection with the HPE Next Plan, of which approximately $1.2 billion relates to workforce reductions and approximately $180 million relates to infrastructure, primarily real estate site exits.
HPE Next Plan restructuring activities related to the Company's employees and infrastructure, are presented in the table below:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2016	$—	$—
Charges	296	—
Liability as of October 31, 2017	$296	$—
Charges	470	61
Cash payments	(452)	(14)
Non-cash items	(23)	(14)
Liability as of October 31, 2018	$291	$33
Charges	154	65
Cash payments	(256)	(37)
Non-cash items	(11)	(19)
Liability as of October 31, 2019	$178	$42
Total costs incurred to date as of October 31, 2019	$920	$126
Total expected costs to be incurred as of October 31, 2019	$1,200	$180

The current restructuring liability related to the HPE Next Plan, reported in Accrued restructuring in the Consolidated Balance Sheets at October 31, 2019 and 2018, was $164 million and $241 million, respectively. The non-current restructuring liability related to the HPE Next Plan, reported in Other non-current liabilities in the Consolidated Balance Sheets as of October 31, 2019 and 2018 was $56 million and $83 million, respectively.
Note 6: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
The Company sponsors defined benefit pension plans worldwide, the most significant of which are the United Kingdom ("UK") and Germany. The pension plan in the UK is closed to new entrants, however, members continue to earn benefit accruals. This plan provides benefits based on final pay and years of service and generally requires contributions from members. The German pension program that is open to new hires consists of cash balance plans that provide employer credits as a percentage of pay, certain employee pay deferrals and employer matching contributions. There also are previously closed German pension programs that include cash balance and final average pay plans. These previously closed pension programs comprise the majority of the pension obligations in Germany.
Prior to the Everett and Seattle Transactions, the Company went through an analysis to determine which defined benefit plans would be assigned to either the Company or to Everett or Seattle. The Company's plans either transferred in their entirety to Everett or Seattle, remained in their entirety with the Company, or were split, thus resulting in the transfer of plan assets and liabilities between existing and newly created plans. The Everett plans were legally established in the first and second quarter of fiscal 2017 and transferred and reported as discontinued operations in the second quarter of fiscal 2017. The Seattle plans were legally established in the third quarter of fiscal 2017 and transferred and reported as discontinued operations in the fourth quarter of fiscal 2017. In fiscal 2017, as a result of the Everett and Seattle Transactions, the Company transferred out plan assets of $8.3 billion, a benefit obligation of $8.1 billion and an accumulated other comprehensive loss of $1.9 billion.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Defined Contribution Plans
The Company offers various defined contribution plans for U.S. and non-U.S. employees. The Company's defined contribution expense was approximately $181 million in fiscal 2019, $158 million in fiscal 2018 and $157 million in fiscal 2017. U.S. employees are automatically enrolled in the Hewlett Packard Enterprise Company 401(k) Plan ("HPE 401(k) Plan"), when they meet eligibility requirements, unless they decline participation. Effective January 1, 2018, the HPE 401(k) Plan's quarterly employer matching contributions are 100% of an employee's contributions, up to a maximum of 4% of eligible compensation. In calendar year 2017, the annual employer matching contributions in the HPE 401(k) Plan were 50% of an employee's contributions, up to a maximum of 6% of eligible compensation.
As a result of the Everett and Seattle Transactions, any plan participants who were involuntarily terminated during fiscal 2017 were fully vested in their Company matching contributions and earnings thereon, and are able to take a distribution out of their plan balances.
Pension Benefit Expense
The Company's net pension and post-retirement benefit costs that were directly attributable to the eligible employees, retirees and other former employees of Hewlett Packard Enterprise and recognized in the Consolidated Statements of Earnings for fiscal 2019, 2018 and 2017 are presented in the table below.

	As of October 31,
	2019	2018	2017	2019	2018	2017
	Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$85	$105	$139	$1	$1	$3
Interest cost(1)	215	225	213	7	7	6
Expected return on plan assets(1)	(511)	(567)	(548)	(1)	(1)	(2)
Amortization and deferrals(1):
Actuarial loss (gain)	235	211	264	(4)	(3)	(2)
Prior service benefit	(15)	(17)	(17)	—	—	—
Net periodic benefit cost	9	(43)	51	3	4	5
Curtailment gain(1)	—	(1)	(1)	—	—	—
Settlement loss(1)	13	20	15	—	—	—
Special termination benefits(1)	2	6	5	—	—	—
Plan credit allocation(2)	—	—	(14)	—	—	(1)
Net benefit (credit) cost from continuing operations(3)	24	(18)	56	3	4	4
Summary of net benefit (credit) cost:
Continuing operations	24	(18)	56	3	4	4
Discontinued operations	—	—	81	—	—	1
Total net benefit (credit) cost	$24	$(18)	$137	$3	$4	$5

(1)	These non-service components of net periodic benefit cost were included in Non-service net periodic benefit credit in the Consolidated Statements of Earnings.

(2)	Plan credit allocation represents the net cost impact of employees of HPE covered under Everett or Seattle plans and employees of Everett or Seattle covered under HPE plans.

(3)	Net benefit cost from continuing operations for the Company's U.S. defined benefit plans, included in the table above, was not material for fiscal 2019, 2018 and 2017.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The weighted-average assumptions used to calculate the net benefit (credit) cost from continuing operations in the table above for fiscal 2019, 2018 and 2017 were as follows:

	As of October 31,
	2019	2018	2017	2019	2018	2017
	Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate used to determine benefit obligation	2.1%	2.0%	2.0%	4.9%	4.5%	4.2%
Discount rate used to determine service cost	2.3%	2.4%	2.0%	4.4%	3.7%	3.7%
Discount rate used to determine interest cost	1.8%	1.7%	1.8%	4.7%	4.2%	3.8%
Expected increase in compensation levels	2.5%	2.3%	2.4%	—	—	—
Expected long-term return on plan assets	4.3%	4.4%	4.4%	2.6%	2.6%	3.1%

To estimate the service and interest cost components of net periodic benefit cost for defined benefit plans that use the yield curve approach, which represent substantially all of the Company's defined benefit plans, the Company has elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Funded Status
The funded status of the plans was as follows:

	As of October 31,
	2019	2018	2019	2018
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$12,167	$12,610	$52	$50
Transfers	(5)	6	—	—
Addition/deletion of plans(1)	(14)	181	—	—
Actual return on plan assets	1,542	93	1	1
Employer contributions	166	158	5	6
Participant contributions	24	25	4	4
Benefits paid	(387)	(450)	(8)	(9)
Settlement	(67)	(104)	—	—
Currency impact	8	(352)	—	—
Fair value—end of year(2)	$13,434	$12,167	$54	$52
Change in benefit obligation:
Projected benefit obligation—beginning of year	$12,668	$13,069	$160	$170
Transfers	(7)	5	—	—
Addition/deletion of plans(1)	(12)	181	—	—
Service cost	85	105	1	1
Interest cost	215	225	7	7
Participant contributions	24	25	4	4
Actuarial (gain) loss	1,710	(40)	17	(9)
Benefits paid	(387)	(450)	(8)	(9)
Plan amendments	12	22	—	—
Curtailment	—	(4)	—	—
Settlement	(67)	(104)	—	—
Special termination benefits	2	6	—	—
Currency impact	(18)	(372)	(2)	(4)
Projected benefit obligation—end of year(2)	$14,225	$12,668	$179	$160
Funded status at end of year	$(791)	$(501)	$(125)	$(108)
Accumulated benefit obligation	$13,995	$12,446	$—	$—

(1)	Includes the addition/deletion of plans resulting from acquisitions. Fiscal 2018 amounts relate primarily to the addition of a Belgium plan.

(2)	As of October 31, 2019 and 2018, the Company's U.S. defined benefit plans had zero plan assets and a projected benefit obligation of $6 and $5 million, respectively.
The weighted-average assumptions used to calculate the projected benefit obligations were as follows:

	As of October 31,
	2019	2018	2019	2018
	Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	1.2%	2.1%	3.4%	4.9%
Expected increase in compensation levels	2.5%	2.5%	—	—

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The net amounts recognized for defined benefit and post-retirement benefit plans in the Company's Consolidated Balance Sheets were as follows:

	As of October 31,
	2019	2018	2019	2018
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Non-current assets	$864	$829	$—	$—
Current liabilities	(45)	(40)	(6)	(6)
Non-current liabilities	(1,610)	(1,290)	(119)	(102)
Funded status at end of year	$(791)	$(501)	$(125)	$(108)

The following table summarizes the pre-tax net actuarial loss and prior service benefit recognized in Accumulated other comprehensive loss for the defined benefit plans:

	As of October 31, 2019
	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss	$3,300	$9
Prior service benefit	(40)	—
Total recognized in accumulated other comprehensive loss	$3,260	$9

The following table summarizes the net actuarial loss and prior service benefit for plans that are expected to be amortized from Accumulated other comprehensive loss and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	As of October 31, 2019
	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$261	$(1)
Prior service benefit	(14)	—
Total expected to be recognized in net periodic benefit cost (credit)	$247	$(1)

Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2019	2018
	In millions
Aggregate fair value of plan assets	$3,585	$2,314
Aggregate projected benefit obligation	$5,238	$3,644

Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2019	2018
	In millions
Aggregate fair value of plan assets	$3,574	$2,291
Aggregate accumulated benefit obligation	$5,088	$3,495

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Fair Value of Plan Assets
The Company pays the U.S. defined benefit plan obligations when they come due since these plans are unfunded. The table below sets forth the fair value of non-U.S. defined benefit plan assets by asset category within the fair value hierarchy as of October 31, 2019 and 2018.

	As of October 31, 2019				As of October 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$172	$8	$—	$180	$187	$7	$—	$194
Non-U.S.	836	222	—	1,058	344	225	—	569
Non-U.S. at NAV(1)				—				473
Debt securities
Corporate	—	1,702	—	1,702	—	1,221	—	1,221
Government(2)	—	5,254	—	5,254	—	4,621	—	4,621
Government at NAV(3)				897				692
Alternative investments
Private Equity	—	2	42	44	—	2	40	42
Hybrids(4)	—	1,343	472	1,815	—	1,259	132	1,391
Hybrids at NAV(5)				491				506
Common Contractual Funds at NAV(6)
Equities at NAV				1,398				1,929
Fixed Income at NAV				724				639
Emerging Markets at NAV				318				275
Alternative investments at NAV				379				378
Real Estate Funds	8	203	39	250	6	186	37	229
Insurance Group Annuity Contracts	—	54	37	91	—	59	38	97
Cash and Cash Equivalents	252	310	—	562	167	256	—	423
Other(7)	30	302	1	333	39	250	1	290
Obligation to return cash received from repurchase agreements(2)	—	(2,062)	—	(2,062)	—	(1,802)	—	(1,802)
Total	$1,298	$7,338	$591	$13,434	$743	$6,284	$248	$12,167

(1)
In fiscal 2018, included various worldwide equity index funds with the objective to provide returns that are consistent with the FTSE All World indexes. While the funds were not publicly traded, the custodians stroke a net asset value at least monthly. There were no redemption restrictions or future commitments on these investments. The funds were liquidated during fiscal year 2019.

(2)
Repurchase agreements, primarily in the UK, represent the plans' short-term borrowing to hedge against interest rate and inflation risks. Investments in approximately $4 billion of government bonds collateralize this short-term borrowing at October 31, 2019 and 2018. The plans have an obligation to return the cash after the term of the agreements. Due to the short-term nature of the agreements, the outstanding balance of the obligation approximates fair value.

(3)
Includes a fund that invests in various government bonds issued by worldwide governments, interest rate swaps, and cash, to match or slightly outperform the benchmark of the future liabilities of the funds. While the funds are not publicly traded, the custodians strike a net asset value daily. There are no redemption restrictions or future commitments on these investments.

(4)
Includes funds, primarily in the UK, that invest in both private and public equities, as well as emerging markets across all sectors. The funds also hold fixed income and derivative instruments to hedge interest rate and inflation risk. In addition, the funds include units in transferable securities, collective investment schemes, money market funds, asset-backed income, private debt, cash, and deposits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(5)
Includes pooled funds that invest in asset-backed securities awaiting investment into non-liquid secured income opportunities. Units are available for subscription on the first day of each calendar month at net asset value. There are no redemption restrictions or future commitments on these investments.

(6)
HPE Invest Common Contractual Funds (CCFs) are investment arrangements in which institutional investors pool their assets.  Units may be acquired in four different sub-funds focused on equities, fixed income, alternative investments, and emerging markets. Each sub-fund is invested in accordance with the fund’s investment objective and units are issued in relation to each sub-fund. While the sub-funds are not publicly traded, the custodian strikes a net asset value either once or twice a month, depending on the sub-fund. There are no redemption restrictions or future commitments on these investments.

(7)	Includes international insured contracts, derivative instruments, mortgage backed securities, and unsettled transactions.
Post-retirement benefit plan assets of $54 million and $52 million as of October 31, 2019 and 2018, respectively, were invested in publicly traded registered investment entities and were classified within Level 1 of the fair value hierarchy.
Changes in fair value measurements of Level 3 investments for the non-U.S. defined benefit plans were as follows:

	Fiscal year ended October 31, 2019
	Alternative Investments
	Private Equity	Hybrids	Real Estate Funds	Insurance Group Annuities	Other	Total
	In millions
Balance at beginning of year	$40	$132	$37	$38	$1	$248
Actual return on plan assets:
Relating to assets held at the reporting date	1	69	2	—	—	72
Relating to assets sold during the period	—	—	—	—	—	—
Purchases, sales, and settlements	1	271	—	(1)	—	271
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of year	$42	$472	$39	$37	$1	$591

	Fiscal year ended October 31, 2018
	Alternative Investments
	Private Equity	Hybrids	Real Estate Funds	Insurance Group Annuities	Other	Total
	In millions
Balance at beginning of year	$33	$—	$57	$52	$1	$143
Actual return on plan assets:
Relating to assets held at the reporting date	6	2	—	(7)	—	1
Relating to assets sold during the period	5	—	—	—	—	5
Purchases, sales, and settlements	(4)	130	(20)	(7)	—	99
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of year	$40	$132	$37	$38	$1	$248

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Plan Asset Allocations
The weighted-average target and actual asset allocations across the benefit plans at the respective measurement dates for the non-U.S. defined benefit plans were as follows:

	Defined Benefit Plans
		Plan Assets
Asset Category	2019 Target Allocation	2019	2018
Public equity securities		22.0%	28.7%
Private/hybrid equity securities		20.3%	18.7%
Real estate and other		4.3%	4.2%
Equity-related investments	49.8%	46.6%	51.6%
Debt securities	48.9%	49.2%	44.9%
Cash and cash equivalents	1.3%	4.2%	3.5%
Total	100.0%	100.0%	100.0%

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
Employer Contributions and Funding Policy
During fiscal 2019, the Company contributed approximately $166 million to its non-U.S. pension plans and paid $5 million to cover benefit claims under the Company's post-retirement benefit plans.
During fiscal 2020, the Company expects to contribute approximately $182 million to its non-U.S. pension plans. In addition, the Company expects to contribute approximately $2 million to cover benefit payments to U.S. non-qualified plan participants. The Company expects to pay approximately $6 million to cover benefit claims for its post-retirement benefit plans. The Company's

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
Estimated Future Benefits Payments
As of October 31, 2019, estimated future benefits payments for the Company's retirement plans were as follows:

Fiscal year	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2020	$471	$10
2021	445	10
2022	467	10
2023	486	10
2024	503	11
Next five fiscal years to October 31, 2029	2,740	58

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
Stock-Based Compensation Expense
Stock-based compensation expense and the resulting tax benefits were as follows:

	Fiscal years ended October 31,
	2019	2018	2017
	In millions
Stock-based compensation expense from continuing operations	$270	$309	$454
Income tax benefit	(50)	(56)	(159)
Stock-based compensation expense from continuing operations, net of tax	$220	$253	$295
Stock-based compensation expense from discontinued operations	$—	$—	$166

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Stock-based compensation expense from continuing operations as presented in the table above is recorded within the following cost and expense lines in the Consolidated Statement of Earnings.

	For the fiscal years ended October 31,
	2019	2018	2017
	In millions
Cost of sales	$37	$39	$41
Research and development	70	73	74
Selling, general and administrative	161	174	242
Restructuring charges	—	—	33
Transformation costs	2	3	—
Acquisition, disposition and other related charges	—	10	23
Separation costs	—	10	41
Stock-based compensation expense from continuing operations	$270	$309	$454

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes restricted stock unit activity:

	Fiscal years ended October 31,
	2019		2018		2017
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	32,417	$14	48,517	$14	57,321	$15
Granted and assumed through acquisition(1)	23,400	$15	22,131	$15	23,980	$21
Additional shares granted due to post-spin adjustments(2)	—	$—	—	$—	25,543	$9
Vested(3)	(12,794)	$14	(32,659)	$14	(51,976)	$16
Forfeited/canceled	(3,323)	$15	(5,572)	$14	(6,351)	$16
Outstanding at end of year	39,700	$14	32,417	$14	48,517	$14

(1)	Fiscal 2017 includes approximately 11 million restricted stock units assumed by the Company through acquisition with a weighted-average grant date fair value of $18 per share.

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

The total grant date fair value of restricted stock awards vested for Company employees in fiscal 2019, 2018 and 2017 was $143 million, $270 million and $472 million, respectively, net of taxes. As of October 31, 2019, there was $288 million of unrecognized pre-tax stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over the remaining weighted-average vesting period of 1.5 years.
Stock Options
Stock options granted under the Plan are generally non-qualified stock options, but the Plan permits some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the closing price of the Company's common stock on the option grant date. The majority of the stock options issued by the Company contain only service vesting conditions. The Company has also issued performance-contingent stock options that vest only on the satisfaction of both service and market conditions. In fiscal 2018 and 2019, the Company did not issue stock options.
The Company utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. The Company estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model, as these awards contain market conditions. The weighted-average fair value and the assumptions used to measure fair value was as follows:

Fiscal year ended October 31, 2017
Weighted-average fair value(1)	$6
Expected volatility(2)	25.7%
Risk-free interest rate(3)	2.0%
Expected dividend yield(4)	1.0%
Expected term in years(5)	6.1

(1)	The weighted-average fair value was based on the fair value of stock options granted under the Plan during the respective periods.

(2)	Expected volatility was estimated using the average historical volatility of selected peer companies.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the option.

(5)	For options granted subject to service-based vesting, the expected term was estimated using the simplified method detailed in SEC Staff Accounting Bulletin No. 110.
The following table summarizes stock option activity:

	Fiscal years ended October 31,
	2019				2018				2017
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	18,263	$10			49,274	$10			57,498	$15
Granted and assumed through acquisition	170	$9			316	$10			6,074	$23
Additional shares granted due to post-spin adjustments(1)	—	$—			—	$—			24,523	$11
Exercised	(7,841)	$9			(26,476)	$9			(29,492)	$12
Forfeited/canceled/expired(2)	(430)	$13			(4,851)	$13			(9,329)	$16
Outstanding at end of year(3)	10,162	$11	3.8	$57	18,263	$10	4.2	$92	49,274	$10	4.6	$207
Vested and expected to vest at end of year(3)	10,130	$11	3.8	$57	18,038	$10	4.2	$91	48,566	$10	4.6	$205
Exercisable at end of year(3)	8,764	$11	3.5	$52	14,896	$10	3.7	$85	24,736	$9	3.0	$123

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

(3)	The weighted average exercise price reflects the impact of the post-spin adjustments to the exercise price related to the Everett and Seattle Transactions.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of fiscal 2019, 2018 and 2017, respectively. The aggregate intrinsic value is the difference between the Company's closing common stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in fiscal 2019, 2018 and 2017 was $49 million, $200 million and $218 million, respectively.
Cash received from option exercises and purchases under the Company's ESPP was $112 million, $279 million and $411 million in fiscal 2019, 2018 and 2017, respectively. The benefit realized for the tax deduction from option exercises in fiscal 2019, 2018 and 2017 was $10 million, $61 million and $69 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8: Taxes on Earnings
Provision for Taxes
The domestic and foreign components of earnings (loss) from continuing operations before taxes were as follows:

	For the fiscal years ended October 31,
	2019	2018	2017
	In millions
U.S.(1)	$(1,067)	$(2,805)	$(1,929)
Non-U.S.(1)	2,620	3,073	2,201
	$1,553	$268	$272

(1)	Fiscal 2017 amount has been reclassified to conform with the current period presentation.
The provision (benefit) for taxes on earnings from continuing operations were as follows:

	For the fiscal years ended October 31,
	2019	2018	2017
	In millions
U.S. federal taxes:
Current	$(763)	$(2,177)	$560
Deferred	1,046	150	(1,366)
Non-U.S. taxes:
Current	246	419	64
Deferred	101	(188)	25
State taxes:
Current	(58)	52	(107)
Deferred	(68)	—	660
	$504	$(1,744)	$(164)

The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate were as follows:

	For the fiscal years ended October 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	23.3%	35.0%
State income taxes, net of federal tax benefit	(0.1)%	4.3%	3.0%
Lower rates in other jurisdictions, net	(7.3)%	(121.4)%	(426.3)%
Valuation allowance	5.8%	(59.8)%	310.0%
U.S. permanent differences	6.0%	39.3%	27.8%
Uncertain tax positions	(14.7)%	(694.8)%	(8.4)%
Impacts of the Tax Act(1)	24.5%	158.0%	—%
Other, net	(2.7)%	0.4%	(1.4)%
	32.5%	(650.7)%	(60.3)%

(1)	Impacts of the Tax Act is inclusive of valuation allowances recorded as a result of the U.S. law change under SAB 118.
The jurisdictions with favorable tax rates that had the most significant impact on the Company's effective tax rate in the periods presented include Puerto Rico and Singapore.
In fiscal 2019, the Company recorded $152 million of net income tax charges related to items unique to the year. These amounts primarily included $488 million of net income tax charges related to changes in U.S. federal and state valuation allowances

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

primarily as a result of impacts of the Tax Act and $40 million of income tax charges related to future withholding costs on potential intercompany distributions of earnings, the effects of which were partially offset by $274 million of income tax benefits related to the change in pre-Separation tax liabilities for which the Company shared joint and several liability with HP Inc., and $104 million of income tax benefits on transformation costs, and acquisition, disposition and other related charges.
In fiscal 2018, the Company recorded $2.0 billion of net income tax benefits related to items unique to the year. These amounts primarily included $2.0 billion of income tax benefits related to the settlement of certain pre-Separation tax liabilities for which the Company shared joint and several liability with HP Inc. and for which the Company was partially indemnified by HP Inc. under the Tax Matters Agreement, $208 million of income tax benefits related to Everett pre-divestiture tax matters and valuation allowances, $125 million of income tax benefits on restructuring charges, separation costs, transformation costs and acquisition and other related charges and $65 million of net excess tax benefits related to stock-based compensation, the effects of which were partially offset by $422 million of income tax charges related to impacts of the Tax Act. In addition, the Company recorded $5.0 billion of certain foreign loss carryforwards and U.S. domestic capital losses carryforwards against which a full valuation allowance was recorded; the effective tax rate above reflects this activity on a net basis.
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
As a result of certain employment actions and capital investments the Company has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates through 2024. The gross income tax benefits attributable to these actions and investments were $837 million ($0.61 diluted net EPS) in fiscal 2019, $792 million ($0.51 diluted net EPS) in fiscal 2018 and $378 million ($0.23 diluted net EPS) in fiscal 2017. Refer to Note 17, "Net Earnings Per Share" for details on shares used to compute diluted net EPS.
Recent Tax Legislation
The Tax Act required the Company to incur a one-time Transition Tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets and 8.0% on the remaining income. No cash payment was required for Transition Tax due to the availability of sufficient tax credits to offset the liability. The GILTI and BEAT provisions of the Tax Act became effective for the Company beginning November 1, 2018.
The Company has an October 31 fiscal year end; therefore, the lower corporate tax rate enacted by the Tax Act was phased in, resulting in a U.S. statutory federal rate of 23.3% for the fiscal year ending October 31, 2018 and 21.0% for the current and subsequent fiscal years.
The Company completed its accounting for the tax effects of the Tax Act based on currently available legislative and regulatory updates in the first quarter of fiscal 2019, resulting in an additional tax charge of $426 million. This amount includes $438 million of income tax charges relating to additional valuation allowances against certain U.S. federal deferred tax assets, $56 million of income tax benefits resulting from the release of valuation allowances against certain U.S. state deferred tax assets, an additional $7 million of Transition Tax charges and $37 million of income tax charges related to future withholding tax costs on potential intercompany distributions of earnings. The Company has elected to treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	As of October 31,
	2019	2018	2017
	In millions
Balance at beginning of year	$8,826	$11,262	$11,411
Increases:
For current year's tax positions	43	163	28
For prior years' tax positions	37	66	311
Decreases:
For prior years' tax positions	(17)	(82)	(202)
Statute of limitations expiration	(38)	(86)	(70)
Settlements with taxing authorities	(7)	(2)	(216)
Settlements related to joint and several positions of former Parent	(6,575)	(2,495)	—
Balance at end of year	$2,269	$8,826	$11,262

Up to $772 million, $1.1 billion and $3.0 billion of Hewlett Packard Enterprise's unrecognized tax benefits at October 31, 2019, 2018 and 2017, respectively, would affect the Company's effective tax rate if realized. The $6.6 billion decrease in the amount of unrecognized tax benefits for the year ended October 31, 2019, is primarily related to the settlement of certain pre-Separation tax liabilities of HP Inc. for which the Company shared joint and several liability and for which the Company was partially indemnified by HP Inc. The Company continues to record $131 million of pre-Separation unrecognized state tax positions, inclusive of interest and penalties, for which it is joint and severally liable and continues to be indemnified under the Termination and Mutual Release Agreement. The $274 million of joint and several income tax benefits recognized in the Company's effective tax rate includes interest, penalties, and offsetting benefits not included in the table above.
The $2.4 billion decrease in the amount of unrecognized tax benefits for the year ended October 31, 2018, is primarily related to the settlement of certain pre-Separation tax liabilities for which the Company shared joint and several liability with HP Inc. and for which the Company was partially indemnified by HP Inc. under the Tax Matters Agreement. The $2.0 billion of income tax benefits recognized in the Company's effective tax rate includes interest, penalties, and offsetting benefits not included in the table above.
Hewlett Packard Enterprise recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in (Provision) benefit for taxes in the Consolidated Statements of Earnings. The Company recognized interest and penalties related to uncertain tax positions of $13 million, $161 million, and $89 million in fiscal 2019, 2018, and 2017, respectively. As of October 31, 2019 and 2018, the Company had accrued $129 million and $142 million, respectively, for interest and penalties in the Consolidated Balance Sheets.
Hewlett Packard Enterprise engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. Hewlett Packard Enterprise does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions, joint and several tax liabilities and other matters. Accordingly, Hewlett Packard Enterprise believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $56 million within the next 12 months.
Hewlett Packard Enterprise is subject to income tax in the U.S. and approximately 95 other countries and is subject to routine corporate income tax audits in many of these jurisdictions.
With the resolution of the 2013 through 2015 IRS tax audits of its former parent in fiscal 2019, Hewlett Packard Enterprise is no longer subject to U.S. federal tax audits for years prior to 2016. With respect to major state and foreign tax jurisdictions, HPE is no longer subject to tax authority examinations for years prior to 2005.
Hewlett Packard Enterprise is joint and severally liable for certain pre-Separation state tax liabilities of HP Inc. HP Inc. is subject to numerous ongoing audits by state tax authorities.

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
Hewlett Packard Enterprise has not provided for U.S. federal and state income and foreign withholding taxes on $10.2 billion of undistributed earnings and basis differences from non-U.S. operations as of October 31, 2019 because the Company intends to reinvest such earnings indefinitely outside of the U.S. Determination of the amount of unrecognized deferred tax liability related to these earnings and basis differences is not practicable. The Company will remit non-indefinitely reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. state income and foreign withholding taxes have been provided where excess cash has accumulated and the Company determines that it is advantageous for business operations, tax or cash management reasons.
Deferred Income Taxes
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.
The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31,
	2019	2018
	In millions
Deferred tax assets:
Loss and credit carry-forwards	$8,110	$9,149
Inventory valuation	59	77
Intercompany prepayments	179	48
Other intercompany transactions	41	63
Warranty	72	81
Employee and retiree benefits	584	498
Restructuring	65	101
Deferred revenue	531	518
Intangible assets	130	48
Other	243	432
Total deferred tax assets	10,014	11,015
Valuation allowance	(8,225)	(8,209)
Total deferred tax assets net of valuation allowance	1,789	2,806
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(233)	(161)
Fixed assets	(352)	(470)
Total deferred tax liabilities	(585)	(631)
Net deferred tax assets and liabilities	$1,204	$2,175

Deferred tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31,
	2019	2018
	In millions
Long-term deferred tax assets	$1,515	$2,403
Long-term deferred tax liabilities	(311)	(228)
Net deferred tax assets net of deferred tax liabilities	$1,204	$2,175

As of October 31, 2019, the Company had $783 million, $3.0 billion and $21.8 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in federal, state and foreign net operating loss carryforwards will begin to expire in years 2030, 2020, and 2021, respectively. Hewlett Packard Enterprise has provided a valuation allowance of $154 million and $4.6 billion for deferred tax assets related to state and foreign net operating losses carryforwards, respectively. As of October 31, 2019, the Company also had $6.0 billion, $5.6 billion, and $34 million of federal, state, and foreign capital loss carryforwards, respectively. Amounts included in federal and state capital loss carryforwards will begin to expire in 2023; foreign capital losses can carry forward indefinitely. Hewlett Packard Enterprise has provided a valuation allowance of $1.3 billion, $189 million, and $9 million for deferred tax assets related to federal, state, and foreign capital loss carryforwards, respectively.
As of October 31, 2019, Hewlett Packard Enterprise had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$1,271	$(1,227)	2026
U.S. research and development and other credits	149	(2)	2021
Tax credits in state and foreign jurisdictions	174	(91)	2022
Balance at end of year	$1,594	$(1,320)

Deferred Tax Asset Valuation Allowance
The deferred tax asset valuation allowance and changes were as follows:

	As of October 31,
	2019	2018	2017
	In millions
Balance at beginning of year	$8,209	$2,789	$2,095
Income tax expense	(10)	(166)	848
Income tax expense related to the Tax Act	488	687	—
Valuation allowance offsetting current activity	(738)	5,028	—
Other comprehensive income, currency translation and charges to other accounts	276	(129)	(154)
Balance at end of year	$8,225	$8,209	$2,789

Total valuation allowances increased by $16 million in fiscal 2019, due primarily to the increases in valuation allowance recorded against U.S. foreign tax credit carryforwards as a result of the Tax Act. These were offset by partial state valuation allowance releases as a result of newly enacted state legislation and decreases as a result of remeasurement of the deferred tax assets on certain foreign loss carryforwards against which valuation allowances are required.
Total valuation allowances increased by $5.4 billion in fiscal 2018 due primarily to the increases in certain foreign loss carryforwards recognized in the current year and increases in U.S. domestic capital loss carryforwards recognized in the current year against which valuation allowances were required, and a partial valuation allowance recorded against U.S. foreign tax credit carryforwards as a result of the Tax Act. These were offset by partial valuation allowance releases against loss carryforwards in certain foreign jurisdictions due to law changes.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement with HP Inc., which was terminated with the Termination and Mutual Release Agreement in fiscal 2019. In connection with the Everett and Seattle Transactions, the Company entered into a DXC Tax Matters Agreement with DXC and a Micro Focus Tax Matters Agreement with Micro Focus, respectively. See Note 19, "Guarantees, Indemnifications and Warranties", for a description of the Tax Matters Agreement, DXC Tax Matters Agreement and Micro Focus Tax Matters Agreement.
Note 9: Balance Sheet Details
Balance sheet details were as follows:
Cash, Cash Equivalents and Restricted Cash

	As of October 31,
	2019	2018
	In millions
Cash and cash equivalents	$3,753	$4,880
Restricted cash	323	204
Cash, cash equivalents and restricted cash	$4,076	$5,084

Accounts Receivable, Net

	As of October 31,
	2019	2018
	In millions
Unbilled receivable	$206	$185
Accounts receivable	2,782	3,117
Allowance for doubtful accounts	(31)	(39)
Total	$2,957	$3,263

The allowance for doubtful accounts related to accounts receivable and changes therein were as follows:

	As of October 31,
	2019	2018	2017
	In millions
Balance at beginning of year	$39	$42	$49
Provision for doubtful accounts	9	20	16
Deductions, net of recoveries	(17)	(23)	(23)
Balance at end of year	$31	$39	$42

The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The recourse obligations associated with these short-term financing arrangements as of October 31, 2019 and 2018 were not material.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

	As of October 31,
	2019	2018	2017
	In millions
Balance at beginning of period(1)	$166	$121	$145
Trade receivables sold	4,533	4,844	3,910
Cash receipts	(4,710)	(4,794)	(3,937)
Foreign currency and other	1	(5)	3
Balance at end of period(1)	$(10)	$166	$121

(1)
Beginning and ending balances represent amounts for trade receivables sold but not yet collected. The ending credit balance at October 31, 2019 represents credit memos issued but not applied to trade receivables prior to cash remittance.

Inventory

	As of October 31,
	2019	2018
	In millions
Finished goods	$1,198	$1,274
Purchased parts and fabricated assemblies	1,189	1,173
Total	$2,387	$2,447

Other Current Assets

	As of October 31,
	2019	2018
	In millions
Value-added taxes receivable	$627	$811
Short-term tax receivables and prepaid taxes	223	535
Manufacturer and other receivables	532	937
Prepaid and other current assets	723	793
Restricted cash	323	204
Total	$2,428	$3,280

Property, Plant and Equipment

	As of October 31,
	2019	2018
	In millions
Land	$241	$294
Buildings and leasehold improvements	2,196	2,103
Machinery and equipment, including equipment held for lease	9,464	9,419
	11,901	11,816
Accumulated depreciation	(5,847)	(5,678)
Total	$6,054	$6,138

Depreciation expense was $2.3 billion, $2.3 billion and $2.2 billion in fiscal 2019, 2018 and 2017, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Long-Term Financing Receivables and Other Assets

	As of October 31,
	2019	2018
	In millions
Financing receivables, net	$4,949	$4,740
Deferred tax assets	1,515	2,403
Indemnification receivables	202	16
Prepaid taxes (1)	228	2,340
Prepaid pension assets	864	829
Other	1,160	1,031
Total	$8,918	$11,359

(1)
For the fiscal year ended October 31, 2019, the decrease in prepaid taxes was primarily a result of the adoption of the accounting standard for the recognition of income tax consequences for intra-entity transfers of assets other than inventory.

Other Accrued Liabilities

	As of October 31,
	2019	2018
	In millions
Accrued taxes - other	$806	$1,010
Warranty	199	241
Sales and marketing programs	1,065	910
Other	1,932	1,679
Total	$4,002	$3,840

Other Non-Current Liabilities

	As of October 31,
	2019	2018
	In millions
Pension, post-retirement, and post-employment liabilities	$1,772	$1,434
Deferred revenue	2,751	2,646
Tax liability	538	1,485
Other long-term liabilities	1,039	1,320
Total	$6,100	$6,885

Contract Liabilities and Remaining Performance Obligations
Contract liabilities consist of deferred revenue. The aggregate balance of current and non-current deferred revenue was $6.0 billion and $5.8 billion as of October 31, 2019 and October 31, 2018, respectively, which included $113 million and $82 million of deferred revenue related to FS, respectively. Of the deferred revenue balance as of October 31, 2018, approximately $3.1 billion was recognized as revenue during fiscal 2019.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Remaining performance obligations consist of deferred revenue. As of October 31, 2019, the aggregate amount of remaining performance obligations was $6.0 billion, approximately 54% of which we expect to recognize as revenues over the next twelve months with the remainder to be recognized thereafter.
Note 10: Financing Receivables and Operating Leases
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of October 31,
	2019	2018
	In millions
Minimum lease payments receivable	$9,070	$8,691
Unguaranteed residual value	336	297
Unearned income	(754)	(732)
Financing receivables, gross	8,652	8,256
Allowance for doubtful accounts	(131)	(120)
Financing receivables, net	8,521	8,136
Less: current portion(1)	(3,572)	(3,396)
Amounts due after one year, net(1)	$4,949	$4,740

(1)
The Company includes the current portion in Financing receivables, and amounts due after one year, net, in Long-term financing receivables and other assets in the accompanying Consolidated Balance Sheets.

As of October 31, 2019, scheduled maturities of the Company's minimum lease payments receivable were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
	In millions
Scheduled maturities of minimum lease payments receivable	$3,939	$2,449	$1,555	$752	$306	$69	$9,070

Sale of Financing Receivables
During the fiscal years ended October 31, 2019 and 2018, the Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions, which are accounted for as sales in accordance with Accounting Standards Codification ("ASC") 860 - Transfers and Servicing. The Company derecognizes the carrying value of the receivable transferred and recognizes a net gain or loss on the sale. During the fiscal years ended October 31, 2019 and 2018, the Company sold $185 million and $174 million, respectively, of financing receivables. The gains recognized on the sales of financing receivables were not material for the periods presented.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The credit risk profile of gross financing receivables, based on internal risk ratings, was as follows:

	As of October 31,
	2019	2018
	In millions
Risk Rating:
Low	$4,432	$4,238
Moderate	3,933	3,805
High	287	213
Total	$8,652	$8,256

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
The allowance for doubtful accounts related to financing receivables and changes therein were as follows:

	As of October 31,
	2019	2018	2017
	In millions
Balance at beginning of year	$120	$86	$89
Provision for doubtful accounts	33	49	23
Write-offs	(22)	(15)	(26)
Balance at end of year	$131	$120	$86

The gross financing receivables and related allowance evaluated for loss were as follows:

	As of October 31,
	2019	2018
	In millions
Gross financing receivables collectively evaluated for loss	$8,255	$7,917
Gross financing receivables individually evaluated for loss(1)	397	339
Total	$8,652	$8,256
Allowance for financing receivables collectively evaluated for loss	$84	$78
Allowance for financing receivables individually evaluated for loss	47	42
Total	$131	$120

(1)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of October 31,
	2019	2018
	In millions
Billed:(1)
Current 1-30 days	$301	$275
Past due 31-60 days	62	42
Past due 61-90 days	15	13
Past due >90 days	88	74
Unbilled sales-type and direct-financing lease receivables	8,186	7,852
Total gross financing receivables	$8,652	$8,256
Gross financing receivables on non-accrual status(2)	$276	$226
Gross financing receivables 90 days past due and still accruing interest(2)	$121	$113

(1)	Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Variable Interest Entities
In September 2019, the Company issued asset-backed debt securities under a fixed-term securitization program to private investors. The asset-backed debt securities are collateralized by the U.S. fixed-term financing receivables and leased equipment in the offering, which is held by a Special Purpose Entity (“SPE”). The SPE meets the definition of a Variable Interest Entity and is consolidated, along with the associated debt, into the Consolidated Financial Statements as the Company is the primary beneficiary of the VIE. The SPE is a bankruptcy-remote legal entity with separate assets and liabilities. The purpose of the SPE is to facilitate the funding of customer receivables and leased equipment in the capital markets.
The Company’s risk of loss related to securitized receivables and leased equipment is limited to the amount by which the Company’s right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents the assets and liabilities held by the consolidated VIE as of October 31, 2019, which are included in the Consolidated Balance Sheets. The assets in the table below includes those that can be used to settle the obligations of the VIE. Additionally, general Creditors do not have recourse to the assets of the VIE.

As of October 31, 2019
Assets held by VIE	In millions
Other current assets	$76
Financing receivables
Short-term	$194
Long-term	$229
Property, plant and equipment	$303
Liabilities held by VIE
Notes payable and short-term borrowings, net of unamortized debt issuance costs	$385
Long-term debt, net of unamortized debt issuance costs	$370

Financing receivables transferred via securitization through the SPE was $465 million for the fiscal year ended October 31, 2019. Leased equipment transferred via securitization through the SPE was $327 million for the fiscal year ended October 31, 2019.
Operating Leases
Operating lease assets included in Property, plant and equipment in the Consolidated Balance Sheets were as follows:

	As of October 31,
	2019	2018
	In millions
Equipment leased to customers	$7,185	$7,290
Accumulated depreciation	(3,101)	(3,078)
Total	$4,084	$4,212
As of October 31, 2019, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
	In millions
Minimum future rentals on non-cancelable operating leases	$1,847	$1,162	$437	$91	$27	$2	$3,566

Note 11: Acquisitions
The purchase price allocations for the acquisitions described below reflect various preliminary fair value estimates and analysis, including preliminary work performed by third-party valuation specialists, of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes, and residual goodwill, which are subject to change within the measurement period as valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company's consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.
Acquisitions in Fiscal 2019

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

During fiscal 2019, the Company completed three acquisitions. The following table presents the aggregate purchase price allocation, including those items that were preliminary allocations and subject to change, for the Company's acquisitions for the fiscal year ended October 31, 2019:

In millions

Goodwill	$767
Amortizable intangible assets	465
In-process research and development	141
Net tangible assets assumed	239
Total fair value consideration	$1,612

On September 25, 2019, the Company completed the acquisition of Cray Inc. ("Cray"), a global supercomputer leader. Cray's results of operations are included within the Hybrid IT segment. The acquisition date fair value consideration of $1.5 billion consisted of cash paid for outstanding common stock, vested in-the-money stock awards and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $699 million of goodwill, $425 million of intangible assets and $141 million of in-process research and development. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of four years.
Acquisitions in Fiscal 2018
During fiscal 2018, the Company completed three acquisitions, none of which were material, both individually and in the aggregate, to the Company's Consolidated Financial Statements.
Acquisitions in Fiscal 2017
During fiscal 2017, the Company completed six acquisitions. The following table presents the aggregate purchase price allocation for the Company's acquisitions for the fiscal year ended October 31, 2017:

In millions

Goodwill	$1,433
Amortizable intangible assets	603
In-process research and development	85
Net tangible assets assumed	334
Total fair value consideration	$2,455

On April 17, 2017, the Company completed the acquisition of Nimble Storage, a provider of predictive all-flash and hybrid-flash storage solutions. Nimble Storage's results of operations are included within the Hybrid IT segment. The acquisition date fair value consideration of $1.2 billion primarily consisted of cash paid for outstanding common stock, vested in-the-money stock awards, and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $760 million of goodwill, $291 million of intangible assets, and $31 million of in-process research and development. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.
On February 17, 2017, the Company completed the acquisition of SimpliVity, a provider of software-defined, hyperconverged infrastructure. SimpliVity's results of operations are included within the Hybrid IT segment. The acquisition date fair value consideration of $651 million primarily consisted of cash paid for outstanding common stock, debt, and the estimated fair value of earned unvested stock awards assumed by the Company. In connection with this acquisition, the Company recorded approximately $443 million of goodwill, $118 million of intangible assets, and $24 million of in-process research and development. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.
On November 1, 2016, the Company completed the acquisition of SGI, a provider of high-performance solutions for computer data analytics and data management. SGI's results of operations are included within the Hybrid IT segment. The acquisition date

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Note 12: Goodwill and Intangible Assets
Goodwill
Goodwill and related changes in the carrying amount by reportable segment were as follows:

	Hybrid IT(1)	Intelligent Edge(1)	Financial Services	Corporate Investments(1)	Total
	In millions
Balance at October 31, 2017	$15,373	$1,911	$144	$88	$17,516
Goodwill acquired during the period	101	3	—	—	104
Impairment of goodwill	—	—	—	(88)	(88)
Changes due to foreign currency	(1)	—	—	—	(1)
Goodwill adjustments	6	—	—	—	6
Balance at October 31, 2018	15,479	1,914	144	—	17,537
Goodwill acquired during the period	767	—	—	—	767
Goodwill adjustments	2	—	—	—	2
Balance at October 31, 2019	$16,248	$1,914	$144	$—	$18,306

(1)
Effective at the beginning of the first quarter of fiscal 2019, the Company implemented organizational changes to align its segment financial reporting more closely with its current business structure, which are described in detail in Note 3, "Segment Information". Goodwill was reclassified to the respective segments using a relative fair value approach.

Goodwill Impairments
Goodwill is tested for impairment at the reporting unit level. The Company's reporting units containing goodwill are consistent with the reportable segments identified in Note 3, "Segment Information".
Based on the results of the Company's annual impairment tests in fiscal 2019, 2018 and 2017, the Company determined that no impairment of goodwill existed.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Intangible Assets
Intangible assets comprise:

	As of October 31, 2019			As of October 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$312	$(96)	$216	$272	$(142)	$130
Developed and core technology and patents	1,371	(719)	652	1,121	(525)	596
Trade name and trade marks	163	(44)	119	87	(42)	45
In-process research and development	141	—	141	18	—	18
Total intangible assets	$1,987	$(859)	$1,128	$1,498	$(709)	$789

For fiscal 2019, the increase in gross intangible assets was due primarily to $606 million of purchases related to acquisitions, partially offset by $117 million of intangible assets which became fully amortized and were eliminated from gross intangible assets and accumulated amortization.
For fiscal 2018, the decrease in gross intangible assets was due primarily to $106 million of intangible assets which became fully amortized and were eliminated from gross intangible assets and accumulated amortization, partially offset by $41 million of purchases related to acquisitions.
The Company reclassified in-process research and development assets acquired of $18 million and $57 million to developed and core technology and patents as the projects were completed, and began amortization during fiscal 2019 and fiscal 2018, respectively.
As of October 31, 2019, the weighted-average remaining useful lives of the Company's finite-lived intangible assets were as follows:

Finite-Lived Intangible Assets	Weighted-Average Remaining Useful Lives
In years
Customer contracts, customer lists and distribution agreements	3
Developed and core technology and patents	4
Trade name and trade marks	5

As of October 31, 2019, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year	In millions
2020	$325
2021	251
2022	172
2023	138
2024	87
Thereafter	14
Total	$987

Note 13: Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2019				As of October 31, 2018
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$803	$—	$803	$—	$781	$—	$781
Money market funds	859	—	—	859	2,340	—	—	2,340
Foreign bonds	7	126	—	133	7	124	—	131
Other debt securities	—	—	32	32	—	—	25	25
Derivative Instruments:
Interest rate contracts	—	73	—	73	—	—	—	—
Foreign exchange contracts	—	392	—	392	—	496	—	496
Other derivatives	—	3	—	3	—	—	—	—
Total assets	$866	$1,397	$32	$2,295	$2,347	$1,401	$25	$3,773
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$11	$—	$11	$—	$353	$—	$353
Foreign exchange contracts	—	136	—	136	—	117	—	117
Other derivatives	—	—	—	—	—	6	—	6
Total liabilities	$—	$147	$—	$147	$—	$476	$—	$476

For the fiscal years ended October 31, 2019 and 2018, there were no transfers between levels within the fair value hierarchy.
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
Notes to Consolidated Financial Statements (Continued)

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
Other Fair Value Disclosures
Short- and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. At October 31, 2019, the estimated fair value of the Company's short-term and long-term debt was $14.6 billion and the carrying value was $13.8 billion. As of October 31, 2018, the estimated fair value of the Company's short-term and long-term debt was $12.2 billion and the carrying value was $12.1 billion. If measured at fair value in the Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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
Non-Financial Assets and Equity Investments without readily determinable fair value: The Company's non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. Equity investments without readily determinable fair value are measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. For the years ended October 31, 2019, 2018 and 2017, there were no material impairment charges relating to equity investments. For year ended October 31, 2019, the Company recognized a gain of $13 million in Interest and other, net in the Consolidated Statements of Earnings, based on observable price changes for certain equity investments without readily determinable fair value. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 14: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of October 31, 2019				As of October 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	In millions
Cash Equivalents:
Time deposits	$803	$—	$—	$803	$781	$—	$—	$781
Money market funds	859	—	—	859	2,340	—	—	2,340
Total cash equivalents	1,662	—	—	1,662	3,121	—	—	3,121
Available-for-Sale Investments:
Foreign bonds	110	23	—	133	113	18	—	131
Other debt securities	32	—	—	32	26	—	(1)	25
Total available-for-sale investments	142	23	—	165	139	18	(1)	156
Total cash equivalents and available-for-sale investments	$1,804	$23	$—	$1,827	$3,260	$18	$(1)	$3,277

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2019 and 2018, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $64 million in fiscal 2019 and $104 million in fiscal 2018 and 2017. Time deposits were primarily issued by institutions outside the U.S. as of October 31, 2019 and 2018. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2019
	Amortized Cost	Fair Value
	In millions
Due in one to five years	$9	$9
Due in more than five years	133	156
	$142	$165

Equity securities investments in privately held companies are included in Long-term financing receivables and other assets in the Consolidated Balance Sheets. The carrying amount of these without readily determinable fair values amounted to $190 million and $162 million at October 31, 2019 and 2018, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Consolidated Balance Sheets. These amounted to $2.3 billion and $2.4 billion at October 31, 2019 and 2018, respectively. For additional information, see Note 21, "Equity Method Investments".
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
To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allows the Company to hold collateral from, or require the Company to post collateral to counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of the Company's derivatives with credit contingent features in a net liability position was $18 million and $290 million at October 31, 2019 and 2018, respectively, all of which were fully collateralized within two business days.
Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of October 31, 2019 and 2018.
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
The Company uses interest rate contracts designated as cash flow hedges to hedge the variability of cash flows in the interest payments associated with its variable-rate debt due to changes in the U.S. dollar LIBOR-based floating interest rate. The swap transactions generally involve principal and interest obligations for U.S. dollar-denominated amounts.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Notes to Consolidated Financial Statements (Continued)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Balance Sheets was as follows:

	As of October 31, 2019					As of October 31, 2018
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$6,850	$—	$72	$11	$—	$6,850	$—	$—	$—	$353
Cash flow hedges:
Foreign currency contracts	8,578	164	141	45	27	8,423	270	107	11	15
Interest rate contracts	500	—	1	—	—	—	—	—	—	—
Net investment hedges:
Foreign currency contracts	1,766	31	36	18	10	1,737	32	41	13	11
Total derivatives designated as hedging instruments	17,694	195	250	74	37	17,010	302	148	24	379
Derivatives not designated as hedging instruments
Foreign currency contracts	6,398	17	3	33	3	6,780	41	5	55	12
Other derivatives	97	3	—	—	—	104	—	—	6	—
Total derivatives not designated as hedging instruments	6,495	20	3	33	3	6,884	41	5	61	12
Total derivatives	$24,189	$215	$253	$107	$40	$23,894	$343	$153	$85	$391

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of October 31, 2019 and 2018, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

	As of October 31, 2019
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$468	$—	$468	$123	$263	(1)	$82
Derivative liabilities	$147	$—	$147	$123	$19	(2)	$5

	As of October 31, 2018
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$496	$—	$496	$179	$205	(1)	$112
Derivative liabilities	$476	$—	$476	$179	$302	(2)	$(5)

(1)
Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

(2)
Represents the collateral posted by the Company in cash or through re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of Oct 31, 2019, $19 million of collateral posted was entirely by way of re-use of counterparty collateral. As of Oct 31, 2018, $302 million of collateral posted was entirely in cash.

Effect of Derivative Instruments on the Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the fiscal years ended October 31, 2019, 2018 and 2017 was as follows:

	Gains (Losses) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	2019	2018	2017	Hedged Item	Location	2019	2018	2017
		In millions					In millions
Interest rate contracts	Interest and other, net	$414	$(211)	$(245)	Fixed-rate debt	Interest and other, net	$(414)	$211	$245

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the fiscal years ended October 31, 2019, 2018 and 2017 was as follows:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)			Gains (Losses) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	2019	2018	2017	Location	2019	2018	2017
	In millions				In millions
Cash flow hedges:
Foreign currency contracts	$109	$163	$(113)	Net revenue	$233	$(24)	$(68)
Foreign currency contracts	—	—	(1)	Cost of products	—	—	—
Foreign currency contracts	198	6	159	Interest and other, net	138	16	170
Interest rate contracts	1	—	—	Interest and other, net	—	—	—
Subtotal	308	169	45	Net earnings from continuing operations	371	(8)	102
Foreign currency contracts	—	—	1	Net loss from discontinued operations	—	—	43
Total cash flow hedges	$308	$169	$46	Net earnings	$371	$(8)	$145
Net investment hedges:
Foreign currency contracts	$2	$81	$(71)	Interest and other, net	$—	$—	$—

As of October 31, 2019, 2018 and 2017, no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material for fiscal 2019, 2018 and 2017.
As of October 31, 2019, the Company expects to reclassify an estimated net accumulated other comprehensive gain of approximately $40 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Earnings for the fiscal years ended October 31, 2019, 2018 and 2017 was as follows:

	Gains (Losses) Recognized in Income on Derivatives
	Location	2019	2018	2017
		In millions
Foreign currency contracts	Interest and other, net	$(134)	$301	$(443)
Other derivatives	Interest and other, net	8	(6)	3
Total		$(126)	$295	$(440)
Note 15: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of October 31,
	2019		2018
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt(1)	$3,441	4.1%	$1,196	2.2%
FS Commercial paper	698	(0.1)%	392	(0.2)%
Notes payable to banks, lines of credit and other(2)	286	2.7%	417	2.5%
Total notes payable and short-term borrowings	$4,425		$2,005

(1)	As of October 31, 2019, Current portion of long-term debt includes $390 million associated with the Company issued asset-backed debt securities.

(2)
Notes payable to banks, lines of credit and other includes $204 million and $361 million at October 31, 2019 and 2018, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Long-Term Debt

	As of October 31,
	2019	2018
	In millions
Hewlett Packard Enterprise Senior Notes
$1,100 issued at discount to par at a price of 99.994% in September 2017 at 2.10%, paid October 4, 2019, interest payable semi-annually on April 4 and October 4 of each year	$—	$1,100
$3,000 issued at discount to par at a price of 99.972% in October 2015 at 3.6%, due October 15, 2020, interest payable semi-annually on April 15 and October 15 of each year	3,000	3,000
$500 issued at par in September 2019 at three-month USD LIBOR plus 0.68% due March 12, 2021, interest payable quarterly on March 12, June 12, September 12 and December 12 of each year	500	—
$500 issued at discount to par at a price of 99.861% in September 2018 at 3.5%, due October 5, 2021, interest payable semi-annually on April 5 and October 5 of each year	500	499
$800 issued at par in September 2018 at three-month USD LIBOR plus 0.72% due October 5, 2021, interest payable semi-annually on April 5 and October 5 of each year	800	800
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 15, 2022, interest payable semi-annually on April 15 and October 15 of each year	1,349	1,348
$1,000 issued at discount to par at a price of 99.979% in September 2019 at 2.25%, due April 1, 2023, interest payable semi-annually on April 1 and October 1 of each year	1,000	—
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,495	2,495
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	750
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
Other, including capital lease obligations, at 0.00%-5.52%, due in calendar years 2019-2030(1)	166	236
Asset backed securities(2)	763	—
Fair value adjustment related to hedged debt	61	(353)
Unamortized debt issuance costs	(47)	(42)
Less: current portion	(3,441)	(1,196)
Total long-term debt	$9,395	$10,136

(1)
Other, including capital lease obligations includes $80 million and $131 million as of October 31, 2019 and 2018, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

(2)
In September 2019, the Company issued $763 million asset-backed debt securities in six tranches at a discount to par, at a weighted average price of 99.99% and a weighted average interest rate of 2.31%, payable monthly from November 2019. For more information on the asset-backed debt securities, see Note 10 “Financing Receivables and Operating Leases”.

Interest expense on borrowings recognized in the Consolidated Statements of Earnings was as follows:

		Fiscal years ended October 31,
Expense	Location	2019	2018	2017
		In millions
Financing interest	Financing interest	$297	$278	$265
Interest expense	Interest and other, net	311	353	334
Total interest expense		$608	$631	$599

Hewlett Packard Enterprise Senior Notes
On September 13, 2019, the Company completed its offering of $1.0 billion of 2.25% Senior Notes due April 1, 2023 and $500 million floating rate Note at three month USD LIBOR plus 0.68% due March 12, 2021. The net proceeds from this offering were used to fund the repayment of the $1.1 billion outstanding principal amount of the 2.10% registered Notes due in October 2019 and to fund the Company's acquisition of Cray Inc.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
On September 20, 2017, Hewlett Packard Enterprise completed its offering of $1.1 billion of new 2.10% registered Notes due October 4, 2019. The Company used the net proceeds to fund the repayment of the remaining $750 million outstanding principal amount of its 2.45% Notes due October 5, 2017 and the repayment of the $350 million outstanding principal amount of its floating rate Notes due October 5, 2017.
On April 28, 2017, the Company used a portion of the $3.0 billion cash dividend received from Everett to redeem $1.5 billion face value of the 2.45% Senior Notes with an original maturity date of October 5, 2017. A proportional amount of unamortized discount and debt issuance costs were allocated to the retired debt. These costs, along with the redemption price of $1.5 billion resulted in an immaterial loss.
As disclosed in Note 14, "Financial Instruments", the Company uses interest rate swaps to mitigate the exposure of its fixed rate debt to changes in fair value resulting from changes in interest rates, or hedge the variability of cash flows in the interest payments associated with its variable-rate debt. Interest rates on long-term debt in the table above have not been adjusted to reflect the impact of any interest rate swaps.
Commercial Paper
Hewlett Packard Enterprise's Board of Directors has authorized the issuance of up to $4.0 billion in aggregate principal amount of commercial paper by Hewlett Packard Enterprise. Hewlett Packard Enterprise's subsidiaries are authorized to issue up to an additional $1.0 billion in aggregate principal amount of commercial paper. Hewlett Packard Enterprise maintains two commercial paper programs, and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.0 billion. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $4.0 billion as authorized by Hewlett Packard Enterprise's Board of Directors. The Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion, which was increased from $500 million, by way of an amendment in April 2019. As of October 31, 2019 and 2018, no borrowings were outstanding under Hewlett Packard Enterprise’s two commercial paper programs, and $698 million and $392 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
On August 16, 2019, the Company entered into a revolving credit facility (the "Credit Agreement"), together with the lenders named therein, JPMorgan Chase Bank, N.A. ("JPMorgan"), as co-administrative agent and administrative processing agent, and Citibank, N.A., as co-administrative agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.75 billion. Loans under the revolving credit facility may be used for general corporate purposes. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to satisfaction of certain conditions, by up to two one-year periods. Commitment Fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. This credit facility replaces the Company's prior credit facility that was entered into on November 1, 2015, which was terminated in connection with its entering into the new credit facility. As of October 31, 2019 and 2018, no borrowings were outstanding under the Credit Agreement.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Future Maturities of Long-term Debt
As of October 31, 2019, aggregate future maturities of the Company's long-term debt at face value (excluding a fair value adjustment related to hedged debt of $61 million and a net discount on debt issuance of $7 million), including capital lease obligations were as follows:

Fiscal year	In millions
2020	$3,456
2021	2,078
2022	1,487
2023	1,017
2024	5
Thereafter	4,786
Total	$12,829

Note 16: Stockholders' Equity
Taxes related to Other Comprehensive (Loss) Income

	Fiscal years ended October 31,
	2019	2018	2017
	In millions
Taxes on net unrealized gain (losses) on available-for-sale securities:
Tax provision on net unrealized gains (losses) arising during the period	$—	$—	$(2)
Tax provision on gains reclassified into earnings	—	—	1
	—	—	(1)
Taxes on change in net unrealized (losses) gains on cash flow hedges:
Tax (provision) benefit on net unrealized gains arising during the period	(33)	(22)	6
Tax provision (benefit) on net (gains) losses reclassified into earnings	43	(1)	10
	10	(23)	16
Taxes on change in unrealized components of defined benefit plans:
Tax benefit (provision) on net unrealized (losses) gains arising during the period	40	2	(49)
Tax provision on amortization of net actuarial loss and prior service benefit	(13)	(14)	(19)
Tax provision on curtailments, settlements and other	(1)	(10)	(91)
	26	(22)	(159)
Taxes on change in cumulative translation adjustment:
Tax benefit (provision) on cumulative translation adjustment arising during the period	—	3	(1)
	—	3	(1)
Tax benefit (provision) on other comprehensive (loss) income	$36	$(42)	$(145)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Changes and reclassifications related to Other Comprehensive (Loss) Income, net of taxes

	Fiscal years ended October 31,
	2019	2018	2017
	In millions
Other comprehensive (loss) income, net of taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	$9	$(3)	$(10)
Gains reclassified into earnings	(3)	(9)	(3)
	6	(12)	(13)
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized gains arising during the period	275	147	52
Net (gains) losses reclassified into earnings(1)	(328)	7	(135)
	(53)	154	(83)
Change in unrealized components of defined benefit plans:
Net unrealized (losses) gains arising during the period	(661)	(421)	895
Amortization of net actuarial loss and prior service benefit(2)	203	177	266
Curtailments, settlements and other	14	12	(76)
	(444)	(232)	1,085
Change in cumulative translation adjustment:
Cumulative translation adjustment arising during the period	(18)	(67)	(15)
Release of cumulative translation adjustment as a result of divestitures and country exits	—	20	—
	(18)	(47)	(15)
Other comprehensive (loss) income, net of taxes	$(509)	$(137)	$974

(1)	For more details on reclassification of pre-tax (gains) losses on cash flow hedges into the Consolidated Statements of Earnings, see Note 14, "Financial Instruments".

(2)	These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 6, "Retirement and Post-Retirement Benefit Plans".
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2019 and changes during fiscal 2019 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$17	$106	$(2,922)	$(419)	$(3,218)
Other comprehensive income (loss) before reclassifications	9	275	(661)	(18)	(395)
Reclassifications of (gains) losses into earnings	(3)	(328)	217	—	(114)
Balance at end of period	$23	$53	$(3,366)	$(437)	$(3,727)

Dividends
The stockholders of HPE common stock are entitled to receive dividends when and as declared by HPE's Board of Directors. On February 23, 2019, the Company announced an increase to the regular quarterly dividend from $0.1125 per share to $0.12 per share, which was effective in the fourth quarter of fiscal 2019. Dividends declared were $0.4575 per common share in fiscal 2019 and $0.4875 per common share in fiscal 2018.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
For fiscal 2019, the Company repurchased and settled a total of 150 million shares under its share repurchase program through open market repurchases, which included 2.4 million shares that were unsettled open market purchase as of October 31, 2018. Additionally, the Company had unsettled open market repurchases of 0.5 million shares as of October 31, 2019. Shares repurchased during fiscal 2019 were recorded as a $2.2 billion reduction to stockholders' equity. As of October 31, 2019, the Company had a remaining authorization of $2.5 billion for future share repurchases.
For fiscal 2018, the Company repurchased and settled a total of 222 million shares under its share repurchase program through open market repurchases, which included 1.7 million shares that were unsettled open market purchase as of October 31, 2017. Additionally, the Company had unsettled open market repurchases of 2.4 million shares as of October 31, 2018. Shares repurchased during fiscal 2018 were recorded as a 3.6 billion reduction to stockholders' equity. As of October 31, 2018, the Company had a remaining authorization of $4.7 billion for future share repurchases.
Note 17: Net Earnings Per Share
The Company calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of restricted stock units, stock options, and performance-based awards.
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Fiscal years ended October 31,
	2019	2018	2017
	In millions, except per share amounts
Numerator:
Net earnings from continuing operations	$1,049	$2,012	$436
Net loss from discontinued operations	—	(104)	(92)
Net earnings	$1,049	$1,908	$344
Denominator:
Weighted-average shares used to compute basic net EPS	1,353	1,529	1,646
Dilutive effect of employee stock plans	13	24	28
Weighted-average shares used to compute diluted net EPS	1,366	1,553	1,674
Basic net earnings (loss) per share:
Continuing operations	$0.78	$1.32	$0.26
Discontinued operations	—	(0.07)	(0.05)
Basic net earnings per share	$0.78	$1.25	$0.21
Diluted net earnings (loss) per share:
Continuing operations	$0.77	$1.30	$0.26
Discontinued operations(1)	—	(0.07)	(0.05)
Diluted net earnings per share	$0.77	$1.23	$0.21
Anti-dilutive weighted-average stock awards(2)	4	2	8

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of October 31, 2019, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Litigation, Proceedings and Investigations
DXC Technology Indemnification Demand. On March 27, 2018, DXC Technology (“DXC”) served an arbitration demand on HPE under the Separation and Distribution Agreement by and between HPE and DXC (f/k/a Everett SpinCo, Inc.) dated May 24, 2016, relating to the separation of HPE’s Enterprise Services business (the “ES Business”). The arbitration demand asserts that HPE is required to indemnify DXC for any transferred long-term capitalized lease obligations of the ES Business that exceed the threshold amount of $250 million. DXC contends that this $250 million threshold was exceeded by approximately $1.0 billion because the valuation of the assets underlying certain leases did not justify their classification as operating leases based on the terms of such leases, thereby rendering them long-term capitalized lease obligations. The arbitration demand follows DXC's November 8, 2017 request for indemnification on this same issue. On August 15, 2019, the arbitration panel ruled in DXC’s favor, issuing DXC an award in the amount of $632 million. The arbitration panel also awarded pre-judgment and post-judgment interest of $36 million. On August 26, 2019, DXC moved to confirm the arbitration panel’s award in the United States District Court of the Southern District of New York. That motion was withdrawn following HPE’s payment to DXC of $668 million on September 17, 2019. This matter is now closed.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
ECT Proceedings.  In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified a former subsidiary of HP Inc. in Brazil ("HP Brazil") that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ECT's decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case. The court of first instance has not issued a decision on the merits of the case, but it has denied HP Brazil's request for injunctive relief. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. HP Brazil expects the decision to be issued in 2020 and any subsequent appeal on the merits to last several years.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

On July 2, 2018, the court issued an order granting preliminary approval of the settlement. On December 21, 2018, the court issued an order granting final approval.   A Qualified Settlement Fund has been fully funded. Upon confirmation that the settlement distributions have been made, the matter will be closed.

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

Hewlett-Packard Company v. Oracle (Itanium). On June 15, 2011, HP Inc. filed suit against Oracle in the Superior Court of California, County of Santa Clara in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.’s Itanium-based line of mission critical servers.  HP Inc. asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases.  HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers.  Phase 2 of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP Inc.’s damages claim infringed on Oracle’s First Amendment rights.  On August 27, 2015, the California Court of Appeal rejected Oracle’s appeal.  The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016.  On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. approximately $3.0 billion in damages: $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP Inc. filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. On May 16, 2019, HP Inc. filed its application to renew the judgment. As of May 16, 2019, the renewed judgment is approximately $3.8 billion.  Daily interest on the renewed judgment is now accruing at $1 million and will be recorded upon receipt. The parties have completed appellate briefing in the California Court of Appeal and are awaiting the scheduling of oral argument. Pursuant to the terms of the Separation and Distribution Agreement, HP Inc. and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the HP Inc. /Hewlett Packard Enterprise separation on November 1, 2015.

Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition.  Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix’s alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On June 14, 2018, the court heard oral argument on HPE's and Oracle's cross-motions for summary judgment. The court has not yet ruled on the parties' motions. On January 29, 2019, the court granted HPE’s Motion for Summary Judgment as to all of Oracle’s claims and vacated the trial date. On February 20, 2019, the court entered judgment in favor of HPE, dismissing Oracle’s claims in their entirety. Oracle has appealed the trial court’s ruling to the United States Court of Appeals for the Ninth Circuit. Oracle’s opening brief was filed on July 29, 2019. HPE’s responsive brief was filed on September 27, 2019. Oracle’s reply brief was filed November 18, 2019.

Network-1 Technologies, Inc. v. Alcatel-Lucent USA Inc., et al. This patent infringement action was filed on September 15, 2011 in the United States District Court for the Eastern District of Texas, alleging that various Hewlett Packard Enterprise switches and access points infringe Network-1’s patent relating to the 802.3af and 802.3at “Power over Ethernet” standards. Network-1

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

seeks damages, attorneys’ fees and costs, and declaratory and injunctive relief. The Network-1 patent at issue expires in 2020. A jury trial was conducted beginning on November 6, 2017. On November 13, 2017, the jury returned a verdict in favor of HPE, finding that HPE did not infringe Network-1’s patent and that the patent was invalid. On August 29 2018, the court denied Network-1's motion for a new trial on infringement and entered the jury's verdict finding that HPE does not infringe the relevant Network-1 patent. The court also granted Network-1's motion for Judgment as a Matter of Law on validity. Network-1 has appealed the jury verdict of non-infringement to the United States Court of Appeals for the Federal Circuit. HPE has cross-appealed the court’s decision to grant Network-1's motion for Judgment as a Matter of Law on validity. Appellate briefing has been completed. The Federal Circuit Court of Appeal held oral argument on November 4, 2019.

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
Tax Matters Agreement with HP Inc., and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement (the "Tax Matters Agreement") with HP Inc. effective November 1, 2015 that governed the rights and obligations of the Company and HP Inc. for certain pre-Separation tax liabilities. The Tax Matters Agreement provided that the Company and HP Inc. would share certain pre-Separation income tax liabilities that arose from adjustments made by tax authorities to the Company and HP Inc.'s U.S. and certain non-U.S. income tax returns. In certain jurisdictions, the Company and HP Inc. have joint and several liability for past income tax liabilities and accordingly, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. In these cases, the Company recorded the entire liability, which was partially offset by the indemnification receivable from HP Inc., thereby reflecting the Company's net exposure in its Consolidated Balance Sheets.
On October 30, 2019, the Company and HP Inc. entered into a Termination and Mutual Release Agreement and terminated the Tax Matters Agreement. Under the Termination and Mutual Release Agreement, HP Inc. paid the Company $200 million in fiscal 2019, and agreed to pay $50 million in both fiscal 2020 and fiscal 2021. In addition, HP Inc. has agreed to indemnify the Company for uncertain tax positions related to pre-Separation state tax liabilities for which the Company is joint and severally liable, currently totaling $131 million. The Company and HP Inc. also agreed to release each other from certain claims and liabilities related to the Tax Matters Agreement.
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
Notes to Consolidated Financial Statements (Continued)

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
As of October 31, 2019 and 2018, the Company’s receivable and payable balances related to indemnified litigation matters and other contingencies, and income tax-related indemnification covered by these agreements were as follows:

	As of October 31,
	2019	2018
	In millions
Litigation matters and other contingencies
Receivable	$85	$104
Payable	$55	$83

Income tax-related indemnification(1)
Net indemnification receivable - long-term(2)	$202	$16
Net indemnification receivable - short-term(2)	$63	$17
Net indemnification payable - long-term	$9	$9
Net indemnification payable - short-term(2)	$—	$26

(1)	The actual amount that the Company may receive or pay could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.

(2)
The change in the income tax related indemnification accounts is primarily related to the termination of the Tax Matters Agreement with HP Inc., as well as the impact of the settlement of the U.S. federal income tax audit of fiscal years 2013 through 2015 for HP Inc.

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company's aggregate product warranty liabilities and changes therein were as follows:

	Fiscal years ended October 31,
	2019	2018
	In millions
Balance at beginning of year	$430	$475
Accruals for warranties issued	239	265
Adjustments related to pre-existing warranties	6	(10)
Settlements made	(275)	(300)
Balance at end of year(1)	$400	$430

(1)	The Company includes the current portion in Other accrued liabilities, and amounts due after one year in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Note 20: Commitments
Lease Commitments
The Company leases certain real and personal property under non-cancelable operating leases. Certain leases require the Company to pay property taxes, insurance and routine maintenance, and include renewal options and escalation clauses. Rent expense on operating leases was approximately $283 million, $289 million and $290 million for fiscal 2019, 2018 and 2017, respectively.
Property under capital leases is comprised primarily of building, equipment and furniture. Capital lease assets included in Property, plant and equipment in the Consolidated Balance Sheets were $61 million as of both October 31, 2019 and 2018. Accumulated depreciation on the property under capital lease was $13 million and $8 million as of October 31, 2019 and 2018, respectively.
As of October 31, 2019, future minimum lease commitments on the Company's operating leases were as follows:

Fiscal Year	In millions
2020	$233
2021	187
2022	164
2023	149
2024	127
Thereafter	541
Less: Sublease rental income	(158)
Total	$1,243

Unconditional Purchase Obligations
At October 31, 2019, the Company had unconditional purchase obligations of approximately $296 million. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction, as well as settlements that the Company has reached with third parties, requiring it to pay determined amounts over a specified period of time. These unconditional purchase obligations are related principally to software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancelable without penalty.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As of October 31, 2019, future unconditional purchase obligations were as follows:

Fiscal Year	In millions
2020	$138
2021	79
2022	20
2023	10
2024	8
Thereafter	41
Total	$296

Note 21: Equity Method Investments
The Company includes investments which are accounted for using the equity method, under Investments in equity interests on the Company's Consolidated Balance Sheets. As of October 31, 2019 and October 31, 2018, the Company's Investments in equity interests were $2.3 billion and $2.4 billion, respectively, primarily related to a 49% equity interest in H3C Technologies ("H3C").
Investment in H3C
In the periods presented, the Company recorded its interest in the net earnings of H3C along with an adjustment to eliminate unrealized profits on intra-entity sales, and the amortization of basis difference, within Earnings (loss) from equity interests in the Consolidated Statements of Earnings.
During fiscals 2019 and 2018, the Company received a cash dividend of $156 million and $164 million, respectively, from H3C. This amount was accounted for as a return on investment and reflected as a reduction in the carrying balance of the Company's Investments in equity interests in its Consolidated Balance Sheets.
The difference between the sale date carrying value of the Company's investment in H3C and its proportionate share of the net assets fair value of H3C, created a basis difference of $2.5 billion, which was allocated as follows:

In millions
Equity method goodwill	$1,674
Intangible assets	749
In-process research and development	188
Deferred tax liabilities	(152)
Other	75
Basis difference	$2,534

The Company recorded earnings from equity interests of $20 million and $38 million in fiscal 2019 and 2018, respectively, and loss from equity interests of $23 million in fiscals 2017 in the Consolidated Statements of Earnings, the components of which are as follows:

	Fiscal years ended October 31,
	2019	2018	2017
	In millions
Earnings from equity interests, net of taxes	$167	$192	$127
Basis difference amortization	(152)	(151)	(155)
Elimination of profit on intra-entity sales adjustment	5	(3)	5
Earnings (loss) from equity interests	$20	$38	$(23)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company amortizes the basis difference over the estimated useful lives of the assets that gave rise to this difference. The weighted-average life of the H3C intangible assets is five years and is being amortized using the straight-line method. As of October 31, 2019 and 2018, the Company determined that no impairment of its equity method investments existed.
The Company also has commercial arrangements with H3C to buy and sell HPE branded servers, storage and networking products and HPE Pointnext services. During fiscals 2019, 2018 and 2017, HPE recorded approximately $897 million, $1.3 billion and $1.2 billion of sales to H3C and $202 million, $273 million and $331 million of purchases from H3C, respectively. Payables due to H3C as of October 31, 2019 and 2018 were approximately $39 million and $43 million, respectively. Receivables due from H3C as of October 31, 2019 and 2018 were approximately $32 million and $10 million, respectively.
Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month periods ended in fiscal 2019
	January 31	April 30	July 31	October 31
Net revenue	$7,553	$7,150	$7,217	$7,215
Cost of sales	$5,207	$4,845	$4,768	$4,822
Earnings (loss) from operations	$456	$434	$(76)	$460
Net earnings (loss)	$177	$419	$(27)	$480
Net earnings (loss) per share - basic	$0.13	$0.31	$(0.02)	$0.37
Net earnings (loss) per share - diluted	$0.13	$0.30	$(0.02)	$0.36

	For the three-month periods ended in fiscal 2018
	January 31	April 30	July 31	October 31
Net revenue	$7,674	$7,468	$7,764	$7,946
Cost of sales	$5,505	$5,210	$5,399	$5,507
Earnings from continuing operations	$228	$366	$490	$653
Net earnings (loss) from continuing operations	$1,482	$850	$452	$(772)
Net earnings (loss) per share:
Continuing operations - basic	$0.93	$0.55	$0.30	$(0.53)
Continuing operations - diluted	$0.92	$0.54	$0.29	$(0.53)

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
The following information is included in Hewlett Packard Enterprise's Proxy Statement related to its 2020 Annual Meeting of Stockholders to be filed within 120 days after Hewlett Packard Enterprise's fiscal year end of October 31, 2019 (the "Proxy Statement") and is incorporated herein by reference:

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
ITEM 15. Exhibits, Financial Statement Schedules.

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
Hewlett Packard Enterprise Company
Attn: Investor Relations
6280 America Center Drive
San Jose, CA 95002

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017
2.16	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (Incorporated by reference to Exhibit 2.2 to DXC Technology Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2017.)	8-K	001-38033	2.2	April 6, 2017
2.18	Intellectual Property Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Cray Inc. and Canopy Merger Sub, Inc.	8-K	001-37483	2.1	May 17, 2019
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.1	March 20, 2017

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.2	March 20, 2017
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.3	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.4	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.5	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.6	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.7	Eleventh Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.500% notes due 2021	8-K	001-37483	4.2	September 19, 2018
4.8	Twelfth Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2021	8-K	001-37483	4.3	September 19, 2018
4.9	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Hewlett Packard Enterprise Company’s floating rate Notes due 2023	8-K	001-37483	4.20	September 13, 2019
4.10	Fourteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Hewlett Packard Enterprise Company’s floating rate Notes due 2021	8-K	001-37483	4.30	September 13, 2019
4.11	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.12	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A.	S-3ASR	333-222102	4.5	December 15, 2017
10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.3	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.4	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.5	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.6	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.7	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.8	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.9	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.10	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.11	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.12	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.13	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-216481	4.3	March 6, 2017
10.14	Nimble Storage, Inc. 2008 Equity Incentive Plan*	S-8	333-217349	4.3	April 18, 2017
10.15	Nimble Storage, Inc. 2013 Equity Incentive Plan*	S-8	333-217349	4.4	April 18, 2017
10.16	SimpliVity Corporation 2009 Stock Plan*	S-8	333-217438	4.3	April 24, 2017
10.17	Silicon Graphics International Corp. 2014 Omnibus Incentive Plan, as amended*	10-Q	000-51333	10.1	January 29, 2016
10.18	Silicon Graphics International Corp. 2006 New Recruit Equity Incentive Plan, as amended and restated*	10-K	000-51333	10.48	February 28, 2007
10.19	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.20	Silicon Graphics International Corp. 2005 Non-Employee Directors’ Stock Option*	S-1	000-51333	10.10	February 4, 2005
10.21	Cloud Technology Partner, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	October, 31 2017
10.22	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	October 21, 2017
10.23	Plexxi Inc. 2011 Stock Plan	S-8	333-226181	4.3	July 16, 2018
10.24	Amended and Restated Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan	10-Q	001-37483	10.29	September, 4, 2018
10.25	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September, 4, 2018

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.26	Amendment to Hewlett Packard Enterprise Executive Deferred Compensation Plan*	10-K	001-37483	10.27	December 12, 2018
10.27	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.28	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.29	Five-Year Credit Agreement dated as of August 16, 2019, by and among Hewlett Packard Enterprise Company, the lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent	8-K	001-37483	10.1	August 20, 2019
10.30	Cray Inc. Amended and Restated 2013 Equity Incentive Plan	S-8	333-234033	4.3	October 1, 2019
10.31	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between Hewlett Packard Enterprise Company and HP Inc.‡
21	Subsidiaries of Hewlett Packard Enterprise Company‡
23.1	Consent of Independent Registered Public Accounting Firm‡
24	Power of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

Date:	December 12, 2019	HEWLETT PACKARD ENTERPRISE COMPANY
		By:	/s/ Tarek A. Robbiati
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

Signature	Title(s)	Date

/s/ Antonio F. Neri	President and Chief Executive Officer (Principal Executive Officer)	December 12, 2019
Antonio F. Neri
/s/ Tarek A. Robbiati	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 12, 2019
Tarek A. Robbiati
/s/ Jeff T. Ricci	Senior Vice President and Controller (Principal Accounting Officer)	December 12, 2019
Jeff T. Ricci
/s/ Patricia F. Russo	Chairman	December 12, 2019
Patricia F. Russo
/s/ Daniel L. Ammann	Director	December 12, 2019
Daniel L. Ammann
/s/ Michael J. Angelakis	Director	December 12, 2019
Michael J. Angelakis
/s/ Pamela L. Carter	Director	December 12, 2019
Pamela L. Carter
/s/ Jean M. Hobby	Director	December 12, 2019
Jean M. Hobby
/s/ George R. Kurtz	Director	December 12, 2019
George R. Kurtz
/s/ Raymond J. Lane	Director	December 12, 2019
Raymond J. Lane
/s/ Ann M. Livermore	Director	December 12, 2019
Ann M. Livermore
/s/ Raymond E. Ozzie	Director	December 12, 2019
Raymond E. Ozzie
/s/ Gary M. Reiner	Director	December 12, 2019
Gary M. Reiner
/s/ Lip-Bu Tan	Director	December 12, 2019
Lip-Bu Tan
/s/ Mary Agnes Wilderotter	Director	December 12, 2019
Mary Agnes Wilderotter