Form 10-Q
period 2020-01-31
Hewlett Packard Enterprise Co
filed 2020-03-09
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
______________________________________________________________________________
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

6280 America Center Drive,	San Jose,	California	95002
(Address of principal executive offices)			(Zip code)
(650)			687-5817
(Registrant's telephone number, including area code)
______________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of February 28, 2020 was 1,288,341,672 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended January 31, 2020

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, the impact of the U.S. Tax Cuts and Jobs Act of 2017, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, as well as the execution of transformation and restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former Parent; risks associated with Hewlett Packard Enterprise's international operations (including pandemics and public health problems, such as the outbreak of novel coronavirus (COVID-19)); the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners, including any impact thereon resulting from events such as the coronavirus; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the costs and anticipated benefits of implementing the transformation and restructuring plans; the effects of the U.S. Tax Cuts and Jobs Act and related guidance and regulations that may be implemented; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed or referenced in "Risk Factors" in Item 1A of Part II of this Quarterly Report on Form 10-Q and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended January 31,
	2020	2019
	In millions, except per share amounts
Net revenue:
Products	$4,247	$4,791
Services	2,589	2,650
Financing income	113	112
Total net revenue	6,949	7,553
Costs and expenses:
Cost of products	2,910	3,369
Cost of services	1,684	1,765
Financing interest	73	73
Research and development	485	466
Selling, general and administrative	1,218	1,211
Amortization of intangible assets	120	72
Transformation costs	89	78
Acquisition, disposition and other related charges	22	63
Total costs and expenses	6,601	7,097
Earnings from operations	348	456
Interest and other, net	(19)	(51)
Tax indemnification adjustments	(21)	219
Non-service net periodic benefit credit	37	16
Earnings from equity interests	33	15
Earnings before taxes	378	655
Provision for taxes	(45)	(478)
Net earnings	$333	$177
Net earnings per share:
Basic	$0.26	$0.13
Diluted	$0.25	$0.13
Weighted-average shares used to compute net earnings per share:
Basic	1,300	1,401
Diluted	1,315	1,412

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,
	2020	2019
	In millions
Net earnings	$333	$177
Other comprehensive income (loss) before taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized gains (losses) arising during the period	2	2
(Gains) losses reclassified into earnings	(3)	(3)
	(1)	(1)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	75	34
Net (gains) losses reclassified into earnings	(69)	(133)
	6	(99)
Change in unrealized components of defined benefit plans:
Net unrealized gains (losses) arising during the period	17	(55)
Amortization of net actuarial loss and prior service benefit	61	52
Curtailments, settlements and other	—	5
	78	2
Change in cumulative translation adjustment	(4)	12
Other comprehensive income (loss) before taxes	79	(86)
(Provision) benefit for taxes	(9)	10
Other comprehensive income (loss), net of taxes	70	(76)
Comprehensive income	$403	$101

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	January 31, 2020	October 31, 2019
	(Unaudited)	(Audited)
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,171	$3,753
Accounts receivable, net of allowance for doubtful accounts	2,864	2,957
Financing receivables, net of allowance for doubtful accounts	3,591	3,572
Inventory	2,560	2,387
Assets held for sale	12	46
Other current assets	2,553	2,428
Total current assets	14,751	15,143
Property, plant and equipment	5,711	6,054
Long-term financing receivables and other assets	10,179	8,918
Investments in equity interests	2,290	2,254
Goodwill	18,305	18,306
Intangible assets	1,008	1,128
Total assets	$52,244	$51,803
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$4,510	$4,425
Accounts payable	5,332	5,595
Employee compensation and benefits	1,009	1,522
Taxes on earnings	173	186
Deferred revenue	3,267	3,234
Accrued restructuring	184	195
Other accrued liabilities	4,279	4,002
Total current liabilities	18,754	19,159
Long-term debt	9,362	9,395
Other non-current liabilities	6,885	6,100
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,293 and 1,294 shares issued and outstanding at January 31, 2020 and October 31, 2019, respectively)	13	13
Additional paid-in capital	28,287	28,444
Accumulated deficit	(7,411)	(7,632)
Accumulated other comprehensive loss	(3,700)	(3,727)
Total HPE stockholders' equity	17,189	17,098
Non-controlling interests	54	51
Total stockholders' equity	17,243	17,149
Total liabilities and stockholders' equity	$52,244	$51,803

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended January 31,
	2020	2019
	In millions
Cash flows from operating activities:
Net earnings	$333	$177
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	690	639
Stock-based compensation expense	93	75
Provision for inventory and doubtful accounts	41	42
Restructuring charges	84	33
Deferred taxes on earnings	(28)	370
Earnings from equity interests	(33)	(15)
Other, net	(36)	46
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	82	113
Financing receivables	(104)	(156)
Inventory	(204)	99
Accounts payable	(250)	(256)
Taxes on earnings	(27)	(107)
Restructuring	(87)	(110)
Other assets and liabilities	(633)	(568)
Net cash (used in) provided by operating activities	(79)	382
Cash flows from investing activities:
Investment in property, plant and equipment	(568)	(729)
Proceeds from sale of property, plant and equipment	462	157
Purchases of available-for-sale securities and other investments	(59)	(5)
Maturities and sales of available-for-sale securities and other investments	8	1
Financial collateral posted	(48)	(245)
Financial collateral received	147	281
Payments made in connection with business acquisitions, net of cash acquired	(6)	(76)
Net cash used in investing activities	(64)	(616)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	127	(12)
Proceeds from debt, net of issuance costs	340	389
Payment of debt	(450)	(334)
Proceeds related to stock-based award activities, net	(43)	(17)
Repurchase of common stock	(204)	(814)
Contributions from non-controlling interests	1	—
Cash dividends paid	(156)	(157)
Net cash used in financing activities	(385)	(945)
Decrease in cash, cash equivalents and restricted cash	(528)	(1,179)
Cash, cash equivalents and restricted cash at beginning of period	4,076	5,084
Cash, cash equivalents and restricted cash at end of period	$3,548	$3,905

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
Three Months Ended January 31, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2019	1,294,369	$13	$28,444	$(7,632)	$(3,727)	$17,098	$51	$17,149
Net earnings				333		333	2	335
Other comprehensive income					70	70		70
Comprehensive income						403	2	405
Issuance of common stock in connection with employee stock plans and other	11,361		(46)	1		(45)	1	(44)
Repurchases of common stock	(12,827)		(204)			(204)		(204)
Cash dividends declared ($0.12 per share)				(156)		(156)		(156)
Effects of adoption of accounting standard update(1)				43	(43)	—		—
Stock-based compensation expense			93			93		93
Balance at January 31, 2020	1,292,903	$13	$28,287	$(7,411)	$(3,700)	$17,189	$54	$17,243

(1) Represents the impact of the adoption of an accounting standard update that allows for the reclassification of stranded tax effects from accumulated other comprehensive loss to accumulated deficit.

	Common Stock
Three Months Ended January 31, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2018	1,423,303	$14	$30,342	$(5,899)	$(3,218)	$21,239	$35	$21,274
Net earnings				177		177	7	184
Other comprehensive income					(76)	(76)		(76)
Comprehensive income						101	7	108
Issuance of common stock in connection with employee stock plans and other	8,653		(17)			(17)		(17)
Repurchases of common stock	(53,851)		(795)			(795)		(795)
Cash dividends declared ($0.1125 per share)				(150)		(150)		(150)
Effects of adoption of accounting standard updates(1)				(2,162)		(2,162)		(2,162)
Stock-based compensation expense			77			77		77
Balance at January 31, 2019	1,378,105	$14	$29,607	$(8,034)	$(3,294)	$18,293	$42	$18,335

(1) Includes $2.3 billion related to an addition to accumulated deficit as a result of the adoption of an accounting standard update for Income Taxes and $143 million related to a reduction to accumulated deficit as a result of the adoption of the new revenue accounting standard.

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
Basis of Presentation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of January 31, 2020 and October 31, 2019, its results of operations for the three months ended January 31, 2020 and 2019, its cash flows for the three months ended January 31, 2020 and 2019, and its statements of stockholders' equity for the three months ended January 31, 2020 and 2019.
The results of operations for the three months ended January 31, 2020 and the cash flows for the three months ended January 31, 2020 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2019, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively.
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
The Company accounts for investments in companies over which it has the ability to exercise significant influence but does not hold a controlling interest under the equity method of accounting, and the Company records its proportionate share of income or losses in Earnings from equity interests in the Condensed Consolidated Statements of Earnings.
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
Segment Realignment and Reclassifications
Effective at the beginning of the first quarter of fiscal 2020, Hewlett Packard Enterprise Company ("HPE") implemented certain organizational changes to align its segment financial reporting more closely with its current business structure. As a result

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

of these organizational changes, HPE replaced the Hybrid IT reportable segment (and the Compute, Storage and HPE Pointnext business units within it) with four new financial reporting segments: Compute, High Performance Compute & Mission-Critical Systems ("HPC & MCS"), Storage, and Advisory and Professional Services ("A & PS").
The new Compute segment combines the general purpose server and certain workload optimized server portfolios that were previously a part of the Hybrid IT-Compute business unit and the related operational services business that was previously a part of the Hybrid IT-HPE Pointnext business unit. The HPC & MCS segment consists of high performance compute, mission-critical systems, and edge compute offerings that were previously a part of the Hybrid IT-Compute business unit and the related operational services business that was previously a part of the Hybrid IT-HPE Pointnext business unit. The new Storage segment combines the former Hybrid IT-Storage business unit, the related operational services business that was previously a part of the Hybrid IT-HPE Pointnext business unit and the hyperconverged infrastructure products that were previously a part of the Hybrid IT-Compute business unit. Finally, the A & PS segment consists of the consultative-led services that were previously a part of the Hybrid IT-HPE Pointnext business unit.
In addition, the Intelligent Edge segment now includes the Data Center Networking ("DC Networking") operational services business that was previously a part of the Hybrid IT-HPE Pointnext business unit. The DC Networking business, other than operational services, had been transferred to the Intelligent Edge segment in a prior realignment.
The Company reflected these changes to its segment information retrospectively to the earliest period presented, which primarily resulted in the realignment of net revenue, operating profit and total assets for each of the businesses as described above. These changes had no impact on Hewlett Packard Enterprise’s previously reported consolidated net revenue, net earnings, net earnings per share ("EPS") or total assets. See Note 2, "Segment Information", for a further discussion of the Company's segment realignment.
Use of Estimates
The preparation of financial statements in accordance with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the Company's Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.
Foreign Currency Translation
The Company predominately uses the U.S. dollar as its functional currency. Assets and liabilities denominated in non-U.S. currencies are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. Net revenue, costs and expenses denominated in non-U.S. currencies are recorded in U.S. dollars at the average rates of exchange prevailing during the period. The Company includes gains or losses from foreign currency remeasurement in Interest and other, net in the Consolidated Statements of Earnings and gains and losses from cash flow hedges in Net revenue as the hedged revenue is recognized. Certain non-U.S. subsidiaries designate the local currency as their functional currency, and the Company records the translation of their assets and liabilities into U.S. dollars at the balance sheet date as translation adjustments and includes them as a component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. The effect of foreign currency exchange rates on cash and cash equivalents was not material for any of the periods presented.
Recently Adopted Accounting Pronouncements
In February 2018, the FASB issued guidance that allows companies to reclassify stranded tax effects resulting from U.S. tax reform, from accumulated other comprehensive income (loss) to retained earnings. The guidance also allows the reclassification of these stranded tax effects to be recorded upon adoption of the guidance rather than at the actual cessation date. The Company adopted the guidance in the first quarter of fiscal 2020 and elected not to reclassify prior periods. As a result, $43 million of tax benefit was reclassified from accumulated other comprehensive loss into accumulated deficit, primarily comprised of amounts relating to currency translation adjustments and net unrealized gains (losses) on cash flow hedges.
In August 2017, the FASB amended the existing accounting standards for hedge accounting. The amendments expand an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also simplifies certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. In April 2019, the FASB issued certain clarifications to address partial term fair value

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

hedges, fair value hedge basis adjustments and certain transition requirements. The Company adopted the guidance effective November 1, 2019 and there was no financial impact on the Condensed Consolidated Financial Statements upon adoption.
The FASB issued guidance in February 2016, with amendments in 2018 and 2019, which changes the accounting standards for leases. The Company adopted the guidance in the first quarter of fiscal 2020, beginning November 1, 2019, using the modified retrospective transition method whereby prior comparative periods will not be restated in the Consolidated Financial Statements. Accordingly, results and related disclosures for the reporting periods beginning after November 1, 2019 are presented under the new lease standard, while comparative prior period results and related disclosures are not adjusted and continue to be reported in accordance with the historic accounting standards. The primary objective of this update is to increase transparency and comparability among organizations by requiring lessees to recognize a lease liability and a right-of-use (“ROU”) asset for the lease term. The Company elected the package of practical expedients which did not require the reassessment of prior conclusions related to contracts containing leases, lease classification and initial direct costs ("IDC"). The adoption of the new lease standard resulted in the recognition of $1.0 billion of right-of-use assets and $1.1 billion of lease liabilities on the Company’s Condensed Consolidated Balance Sheet. As a lessor, no transition adjustments were recorded from the adoption of ASC 842.
The adoption of the standard had no impact on the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows or debt-covenant compliance under its current agreements. Refer to Note 7 “Accounting for Leases as a Lessee” for accounting policy and additional information.
Recently Enacted Accounting Pronouncements
In January 2020, the FASB issued guidance to clarify certain interactions between the guidance to account for equity securities, the guidance to account for investments under the equity method of accounting, and the guidance to account for derivatives and hedging. The new guidance clarifies the application of measurement alternatives and the accounting for certain forward contracts and purchased options to acquire investments. The Company is required to adopt the guidance in the first quarter of fiscal 2022. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Consolidated Financial Statements.
In December 2019, the FASB amended the existing accounting standards for income taxes. The amendments clarify and simplify the accounting for income taxes by eliminating certain exceptions to the general principles. The Company is required to adopt the guidance in the first quarter of fiscal 2022. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Consolidated Financial Statements.
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
In August 2018, the FASB issued guidance which changes the disclosure requirements for fair value measurements and defined benefit pension plans. The Company is required to adopt the guidance in the first quarter of fiscal 2021. Early adoption is permitted. As the guidance represents a change to disclosure only, the Company does not expect the guidance to have an impact on its Consolidated Financial Statements.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

There have been no other significant changes to the Company's accounting policies or recently adopted or enacted accounting pronouncements disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
Note 2: Segment Information
As described in Note 1, "Overview and Summary of Significant Accounting Policies", effective at the beginning of the first quarter of fiscal 2020, the Company implemented certain organizational changes to align its segment financial reporting more closely with its current business structure. Hewlett Packard Enterprise's operations are now organized into seven segments for financial reporting purposes: Compute, HPC & MCS, Storage, A & PS, Intelligent Edge, Financial Services ("FS"), and Corporate Investments. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), who is the Chief Executive Officer ("CEO"), uses to evaluate, view and run the Company's business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The seven segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results. A summary description of each segment follows.
Compute. HPE's compute portfolio offers both general purpose servers for multi-workload computing and workload optimized servers. HPE's general purpose servers include HPE ProLiant, secure and versatile rack and tower servers; HPE BladeSystem, a modular infrastructure that converges server, storage and networking; and HPE Synergy, a composable infrastructure for traditional and cloud-native applications. The Company's workload optimized server portfolio includes HPE Cloudline for cloud data centers. Compute offerings also include operational services, transformation projects, professional services and support services. The Compute support team is also a provider of on-premises flexible consumption models, such as HPE GreenLake.

High Performance Compute & Mission-Critical Systems. HPE's HPC & MCS portfolio offers workload-optimized servers designed to support specific use cases. The HPC portfolio includes the HPE Apollo and Cray products that are sold as supercomputing systems to support data-intensive workloads for high performance computing, data analytics and artificial intelligence applications. The MCS portfolio includes the HPE Superdome Flex, HPE Nonstop and HPE Integrity product lines for critical applications such as payments and transaction processing that require high availability, fault-tolerant computing infrastructure. The HPC & MCS segment also includes the Edge Compute business which consists of the HPE Moonshot and HPE Edgeline products for computing at the network edge. HPC & MCS offerings also include operational services, transformation projects, professional services and support services. HPC & MCS products can be purchased through on-premises flexible consumption models, such as HPE GreenLake.

Storage. HPE provides workload optimized storage product and service offerings that are AI-driven and built for cloud environments with GreenLake as-a-service consumption and flexible investment options. Powered by HPE InfoSight advanced analytics and machine learning and HPE Cloud Volumes data mobility, HPE delivers intelligent storage for hybrid cloud environments. Key solutions include an intelligent hyperconverged infrastructure (“HCI”) portfolio with HPE Nimble Storage dHCI, a disaggregated HCI solution for the enterprise data center and HPE SimpliVity, a hyperconverged platform for virtualization. The portfolio also includes HPE Primera, HPE Nimble Storage and HPE 3PAR Storage for mission-critical workloads and general purpose workloads, respectively, and big data solutions running on HPE Apollo Servers along with BlueData and MapR technology for expertise in artificial intelligence, machine learning and analytics data management. Storage also provides comprehensive data protection with HPE StoreOnce and HPE Recovery Manager Central, solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE Modular Storage Arrays ("MSA") and HPE XP.

Advisory and Professional Services provides consultative-led services, expertise and advice, implementation services as well as complex solution engagement capabilities. A & PS experts advise their customers through their digital transformation. A & PS is also a provider of on-premises flexible consumption models, such as HPE GreenLake, that enable IT agility, simplify operations, and align cost to value.

Intelligent Edge is comprised of a portfolio of secure edge-to-cloud solutions operating under the Aruba brand that includes wired and wireless local area network "(LAN"), campus and data center switching, software-defined wide-area-networking, security, and associated services to enable secure connectivity for businesses of any size. The primary business drivers for Intelligent Edge solutions are mobility and the Internet of Things ("IoT").

The HPE Aruba product portfolio includes wired and wireless LAN hardware products such as Wi-Fi access points, switches, routers, sensors. The HPE Aruba software and services portfolio includes software products for cloud-based management, network management, network access control, analytics and assurance, location services software and professional and support services, as well as as-a Service ("aaS") and consumption models for the Intelligent Edge portfolio of products.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Financial Services provides flexible investment solutions, such as leasing, financing, IT consumption, and utility programs and asset management services, for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software and services from Hewlett Packard Enterprise and others. FS also supports financial solutions for on-premise flexible consumption models, such as HPE GreenLake. In order to provide flexible services and capabilities that support the entire IT life cycle, FS partners with customers globally to help build investment strategies. FS offers a wide selection of investment solution capabilities for large enterprise customers and channel partners, along with an array of financial options to SMBs and educational and governmental entities.
Corporate Investments includes Hewlett Packard Labs which is responsible for research and development and also hosts certain business incubations projects, and the Communications and Media Solutions ("CMS") business.
Segment Policy
There have been no significant changes to the Company's segment accounting policies disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2019, except for the organizational changes described in Note 1, "Overview and Summary of Significant Accounting Policies".
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, amortization of initial direct costs, amortization of intangible assets, transformation costs, acquisition, disposition and other related charges.
Segment Operating Results
Segment net revenue and segment operating results was as follows:

	Compute	HPC & MCS	Storage	A & PS	Intelligent Edge	Financial Services	Corporate Investments	Total
	In millions
Three months ended January 31, 2020
Net revenue	$2,963	$816	$1,235	$242	$715	$857	$121	$6,949
Intersegment net revenue	48	7	15	1	5	2	—	78
Total segment net revenue	$3,011	$823	$1,250	$243	$720	$859	$121	$7,027
Segment earnings (loss) from operations	$286	$49	$226	$(2)	$70	$73	$(27)	$675
Three months ended January 31, 2019
Net revenue	$3,509	$728	$1,337	$239	$706	$916	$118	$7,553
Intersegment net revenue	66	51	19	2	(1)	3	—	140
Total segment net revenue	$3,575	$779	$1,356	$241	$705	$919	$118	$7,693
Segment earnings (loss) from operations	$340	$98	$254	$(32)	$24	$77	$(28)	$733

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The reconciliation of segment operating results to Hewlett Packard Enterprise condensed consolidated financial statements was as follows:

	Three Months Ended January 31,
	2020	2019
	In millions
Net Revenue:
Total segments	$7,027	$7,693
Eliminations of intersegment net revenue	(78)	(140)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$6,949	$7,553
Earnings before taxes:
Total segment earnings from operations	$675	$733
Unallocated corporate costs and eliminations	(52)	(50)
Unallocated stock-based compensation expense	(21)	(14)
Amortization of initial direct costs	(3)	—
Amortization of intangible assets	(120)	(72)
Transformation costs	(89)	(78)
Acquisition, disposition and other related charges(1)	(42)	(63)
Interest and other, net	(19)	(51)
Tax indemnification adjustments	(21)	219
Non-service net periodic benefit credit	37	16
Earnings from equity interests	33	15
Total Hewlett Packard Enterprise consolidated earnings before taxes	$378	$655

(1) Fiscal 2020 Acquisition, disposition and other related charges includes $20 million related to a non-cash inventory fair value adjustment in connection with the acquisition of Cray Inc., which is included in Cost of products.
Total assets by segment and the reconciliation of segment assets to Hewlett Packard Enterprise consolidated assets were as follows:

	As of
	January 31, 2020	October 31, 2019
	In millions
Compute	$14,159	$14,066
HPC & MCS	6,568	6,819
Storage	6,848	7,214
A & PS	455	440
Intelligent Edge	3,338	3,318
Financial Services	14,610	14,700
Corporate Investments	438	461
Corporate and unallocated assets	5,828	4,785
Total Hewlett Packard Enterprise consolidated assets	$52,244	$51,803

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company’s net revenue by geographic regions was as follows:

	Three Months Ended January 31,
	2020	2019
	In millions
Americas:
United States	$2,318	$2,501
Americas excluding U.S.	468	504
Total Americas	2,786	3,005
Europe, Middle East and Africa	2,560	2,910
Asia Pacific and Japan	1,603	1,638
Total Hewlett Packard Enterprise consolidated net revenue	$6,949	$7,553

Note 3: HPE Next
The Company extended the HPE Next initiative to fiscal 2021 in order to mitigate recent global developments and the evolving economic uncertainty. With this extension, the Company expects to incur expenses related to streamlining, upgrading and simplifying back-end operations as it implements further cost take-out actions designed to deliver incremental savings. These costs may be partially offset by gains from real estate sales.
Transformation Costs
During the three months ended January 31, 2020, the Company incurred $89 million of net charges which were recorded within Transformation costs in the Condensed Consolidated Statements of Earnings. During the three months ended January 31, 2019, the Company incurred $83 million of net charges, of which $78 million were recorded within Transformation costs, and $5 million were recorded within Non-service net periodic benefit credit, in the Condensed Consolidated Statements of Earnings, respectively.

	Three months ended January 31,
	2020	2019
	In millions
Program management(1)	$11	$11
IT costs	28	27
Restructuring charges	84	33
Gain on real estate sales	(34)	—
Other(2)	—	12
Total	$89	$83

(1)	Primarily consists of consulting fees and other direct costs attributable to the design and implementation of the HPE Next initiative.

(2)	Primarily consists of site relocation costs in connection with the HPE Next initiative.

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

	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2019	$178	$42
Charges	51	33
Cash payments	(67)	(12)
Non-cash items	—	(4)
Liability as of January 31, 2020	$162	$59
Total costs incurred to date, as of January 31, 2020	$971	$159
Total costs expected to be incurred, as of January 31, 2020	$1,200	$180

As of January 31, 2020 and October 31, 2019, the current restructuring liability related to the HPE Next Plan, reported in Accrued restructuring in the Condensed Consolidated Balance Sheets, was $160 million and $164 million, respectively. The non-current restructuring liability related to the HPE Next Plan, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of January 31, 2020 and October 31, 2019 was $61 million and $56 million, respectively.
Note 4: Retirement Benefit Plans
The Company's net pension benefit cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings for the three months ended January 31, 2020 and 2019, was as follows:

	Three months ended January 31,
	2020	2019
	In millions
Service cost	$23	$21
Interest cost(1)	36	55
Expected return on plan assets(1)	(135)	(130)
Amortization and deferrals(1):
Actuarial loss	64	57
Prior service benefit	(3)	(4)
Net periodic benefit credit	(15)	(1)
Settlement loss(1)	—	5
Net benefit (credit) cost	$(15)	$4

(1)	These non-service components of net periodic benefit cost were included in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
The Company's effective tax rate was 11.9% and 73.0% for the three months ended January 31, 2020 and 2019, respectively. The effective tax rate for the three months ended January 31, 2020 was due to favorable tax rates associated with certain earnings

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

from the Company’s operations in lower tax jurisdictions throughout the world. The effective tax rate for the three months ended January 31, 2019 was significantly impacted by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).
For the three months ended January 31, 2020, the Company recorded $16 million of net income tax benefits related to various items discrete to the period. The amount primarily included $21 million of income tax benefits related to the change in pre-Separation tax liabilities for which the Company shares joint and several liability with HP Inc. and for which the Company is indemnified by HP Inc.
For the three months ended January 31, 2019, the Company recorded $428 million of net income tax charges related to various items discrete to the period. The amount primarily included $375 million of income tax charges related to changes in U.S. federal and state valuation allowances as a result of impacts of the Tax Act, $37 million of income tax charges related to future withholding costs on distributions of earnings and $34 million of income tax charges related to the change in pre-Separation tax liabilities for which the Company shared joint and several liability with HP Inc., partially offset by $30 million of income tax benefits on restructuring charges and acquisition, disposition and other related charges.
Uncertain Tax Positions
As of January 31, 2020 and October 31, 2019, the amount of unrecognized tax benefits was $2.2 billion and $2.3 billion, respectively, of which up to $730 million and $772 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods.
The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Condensed Consolidated Statements of Earnings. The Company recognized $5 million of interest income and $25 million of interest expense for the three months ended January 31, 2020 and 2019, respectively. As of January 31, 2020 and October 31, 2019, the Company had $124 million and $129 million, respectively, recorded for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. The Company does not expect complete resolution of any audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving intercompany transactions, joint and several tax liabilities and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $84 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2020	October 31, 2019
	In millions
Deferred tax assets	$1,529	$1,515
Deferred tax liabilities	(311)	(311)
Deferred tax assets net of deferred tax liabilities	$1,218	$1,204

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6: Balance Sheet Details
Balance sheet details were as follows:
Cash, cash equivalents and restricted cash

	As of
	January 31, 2020	October 31, 2019
	In millions
Cash and cash equivalents	$3,171	$3,753
Restricted cash(1)	377	323
Cash, cash equivalents and restricted cash	$3,548	$4,076

(1) The Company includes Restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
Inventory

	As of
	January 31, 2020	October 31, 2019
	In millions
Finished goods	$1,245	$1,198
Purchased parts and fabricated assemblies	1,315	1,189
Total	$2,560	$2,387

Property, Plant and Equipment

	As of
	January 31, 2020	October 31, 2019
	In millions
Land	$90	$241
Buildings and leasehold improvements	1,898	2,196
Machinery and equipment, including equipment held for lease	9,542	9,464
	11,530	11,901
Accumulated depreciation	(5,819)	(5,847)
Total	$5,711	$6,054

Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of
	January 31, 2020	October 31, 2019
	In millions
Current portion of long-term debt	$3,399	$3,441
FS commercial paper	696	698
Notes payable to banks, lines of credit and other	415	286
Total	$4,510	$4,425

On February 20, 2020, the Company issued $755 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.87%, payable monthly from April 2020, $243 million of the asset-backed debt securities have a stated maturity date of March 9, 2021, followed by $512 million with a stated maturity date of February 20, 2030.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Warranties
The Company's aggregate product warranty liability as of January 31, 2020, and changes during the three months then ended were as follows:

Three Months Ended January 31, 2020
In millions
Balance at beginning of period	$400
Charges	67
Settlements made	(77)
Balance at end of period	$390

Contract balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	January 31, 2020	October 31, 2019
	In millions
Accounts receivable, net
Accounts receivable	$2,684	$2,782
Unbilled receivables	218	206
Allowance for doubtful accounts	(38)	(31)
Total	$2,864	$2,957

Contract Liabilities
Contract liabilities consist of deferred revenue. The aggregate balance of current and non-current deferred revenue was $6.0 billion as of January 31, 2020 and October 31, 2019. During the three months ended January 31, 2020, approximately $1.3 billion of deferred revenue as of October 31, 2019 was recognized as revenue.
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
Remaining performance obligations consist of deferred revenue. As of January 31, 2020, the aggregate amount of remaining performance obligations was $6.0 billion. The Company expects to recognize approximately 42% of this amount as revenue over the remaining fiscal year.
Costs to Obtain a Contract
As of January 31, 2020, the current and non-current portions of the capitalized costs to obtain a contract were $51 million and $77 million, which were included in Other current assets and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheet. For the three months ended January 31, 2020 and 2019, the Company amortized $14 million and $10 million, respectively, of capitalized costs to obtain a contract.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7: Accounting for Leases as a Lessee
The Company enters into various leases as a lessee for assets including office buildings, vehicles, aviation and equipment. The Company determines if an arrangement is a lease at inception. An arrangement contains a lease when the arrangement conveys the right to control the use of an identified asset over the lease term. Upon lease commencement, the Company records a lease liability for the obligation to make lease payments and a ROU asset for the right to use the underlying asset for the lease term in the Condensed Consolidated Balance Sheets. The lease liability is measured at commencement date based on the present value of the minimum lease payments not yet paid over the lease term and the Company’s incremental borrowing rate. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate which approximates the rate at which the Company would borrow, on a secured basis, in the country were the lease was executed. The ROU asset is based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. Fixed payments are included in the recognition of ROU assets and liabilities, while variable lease payments, such as maintenance or utility charges are expensed as incurred. The Company has agreements with lease and non-lease components that are accounted for separately and not included in its leased assets and corresponding liabilities for the majority of the Company’s lease agreements. The Company allocates consideration to the lease and non-lease components using their relative standalone values.
For finance leases, the ROU asset is amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the lease liability is recorded separately using the interest method. For operating leases, lease expense is generally recognized on a straight-line basis over the lease term.
Components of lease cost included in the Condensed Consolidated Statement of Earnings for the three months ended January 31, 2020 were as follows:

Three months ended January 31, 2020
in millions
Operating lease cost	$58
Finance lease cost	2
Sublease rental income	(16)
Total lease cost	$44

During the three months ended January 31, 2020, the Company recorded $40 million of net gain from a sale and leaseback transaction.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The ROU assets and lease liabilities for operating and finance leases included on the Company's Condensed Consolidated Balance Sheet as of January 31, 2020 were as follows:

	Balance Sheet Classification	January 31, 2020
		In millions
Operating Leases
ROU Assets	Long-term financing receivables and other assets	$1,053
Lease Liabilities:
Operating lease liabilities - current	Other accrued liabilities	$203
Operating lease liabilities - non-current	Other non-current liabilities	940
Total operating lease liabilities		$1,143

Finance Leases
Finance lease ROU Assets:	Property, plant and equipment
Gross finance lease ROU assets		$53
Less: Accumulated depreciation		(1)
Net finance lease ROU assets		$52
Lease Liabilities:
Finance lease liabilities - current	Notes payable and short-term borrowings	$4
Finance lease liabilities - non-current	Long-term debt	56
Total finance lease liabilities		$60

Total ROU assets		$1,105
Total lease liabilities		$1,203

The weighted-average remaining lease term and the weighted-average discount rate for the operating and finance leases were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.3	10.3
Weighted-average discount rate	2.8%	3.5%
Supplemental cash flow information related to leases for the three months ended January 31, 2020 was as follows:

	Cash Flow Statement Activity	Three months ended January 31, 2020
		In millions
Cash outflows from operating leases	Net cash used in operating activities	$56
ROU assets obtained in exchange for new operating lease liabilities	Non-cash activities	$172

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following tables shows the future minimum lease commitments on the Company's operating leases as of January 31, 2020:

As of January 31, 2020
Fiscal year	In millions
Remainder of fiscal 2020	$179
2021	195
2022	174
2023	157
2024	135
Thereafter	437
Total future lease payments	$1,277
Less: imputed interest	(134)
Total lease liability balance	$1,143

The following table shows the future minimum lease commitments on the Company’s finance leases as of January 31, 2020:

As of January 31, 2020
Fiscal year	In millions
Remainder of fiscal 2020	$5
2021	6
2022	6
2023	7
2024	7
Thereafter	41
Total future lease payments	$72
Less: imputed interest	(12)
Total lease liability balance	$60

Note 8: Accounting for Leases as a Lessor
The Company’s lease offerings are non-cancelable and the payment schedule primarily consists of fixed payments. Variable payments that are based on an index are included in lease receivables. The Company allocates consideration amongst lease components and non-lease components on a relative standalone selling price basis, when lease arrangements include multiple performance obligations. At the end of the lease term, the Company allows the client to either return the equipment, purchase the equipment or renew the lease based on mutually agreed upon terms.
The Company retains a residual position in equipment through lease and finance agreements which is equivalent to an estimated market value. The residual amount is established prior to lease inception, based upon estimated equipment values at end of lease using product road map trends, historical analysis, future projections and remarketing experience. The Company’s residual amounts are evaluated at least annually to assess the appropriateness of our carrying values. Any anticipated declines in specific future residual values that are considered to be other-than-temporary would be recorded in current earnings. The Company is able to optimize the recovery of residual values by selling equipment in place, extending lease arrangements on a fixed term basis, entering into a monthly usage rental term beyond the initial lease term, and selling lease returned equipment in the secondary market. The contractual lease agreement also identifies return conditions that ensures the leased equipment will be in good operating condition upon return minus any normal wear and tear. During the residual review process, product changes, product updates, as well as market conditions are reviewed and adjustments if other than temporary are made to residual values in accordance with the impact of any such changes. The remarketing sales organization closely manages the sale of equipment lease returns to optimize the recovery of outstanding residual by product.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Financing Receivables
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. The net investment in the lease is measured as the sum of the present value of lease receivable, the estimated unguaranteed residual value of the equipment less unearned income and allowance for credit losses. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	January 31, 2020	October 31, 2019
	In millions
Minimum lease payments receivable	$9,144	$9,070
Unguaranteed residual value	344	336
Unearned income	(752)	(754)
Financing receivables, gross	8,736	8,652
Allowance for doubtful accounts	(133)	(131)
Financing receivables, net	8,603	8,521
Less: current portion(1)	(3,591)	(3,572)
Amounts due after one year, net(1)	$5,012	$4,949

(1)
The Company includes the current portion in Financing receivables, net of allowance for doubtful accounts, and amounts due after one year, net in Long-term financing receivables and other assets, in the accompanying Condensed Consolidated Balance Sheets.

As of January 31, 2020, scheduled maturities of the Company's minimum lease payments receivable were as follows:

Fiscal year	In millions
Remainder of fiscal 2020	$3,142
2021	2,728
2022	1,835
2023	922
2024	419
Thereafter	98
Total undiscounted cash flows	$9,144
Present value of lease payments (recognized as finance receivables)	$8,337
Difference between undiscounted cash flows and discounted cash flows	$807

Prior to the adoption of the new lease standard, scheduled maturities of the Company's minimum lease payments receivable as of October 31, 2019 were as follows:

Fiscal year	In millions
2020	$3,939
2021	2,449
2022	1,555
2023	752
2024	306
Thereafter	69
Total	$9,070

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Sale of Financing Receivables
During the three months ended January 31, 2020 and 2019, the Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the three months ended January 31, 2020 and 2019, the Company sold $38 million and $48 million, respectively, of financing receivables.
Credit Quality Indicators
The credit risk profile of gross financing receivables, based on internal risk ratings, was as follows:

	As of
	January 31, 2020	October 31, 2019
	In millions
Risk Rating:
Low	$4,435	$4,432
Moderate	4,005	3,933
High	296	287
Total	$8,736	$8,652

Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB– or higher, while accounts rated moderate risk generally have the equivalent of BB+ or lower. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of impairment.
Allowance for Doubtful Accounts
The allowance for doubtful accounts for financing receivables as of January 31, 2020 and October 31, 2019 and the respective changes during the three and twelve months then ended were as follows:

	As of
	January 31, 2020	October 31, 2019
	In millions
Balance at beginning of period	$131	$120
Provision for doubtful accounts	5	33
Write-offs	(3)	(22)
Balance at end of period	$133	$131

The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	January 31, 2020	October 31, 2019
	In millions
Gross financing receivables collectively evaluated for loss	$8,250	$8,255
Gross financing receivables individually evaluated for loss(1)	486	397
Total	$8,736	$8,652
Allowance for financing receivables collectively evaluated for loss	$86	$84
Allowance for financing receivables individually evaluated for loss	47	47
Total	$133	$131

(1)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	January 31, 2020	October 31, 2019
	In millions
Billed:(1)
Current 1-30 days	$350	$301
Past due 31-60 days	53	62
Past due 61-90 days	32	15
Past due > 90 days	111	88
Unbilled sales-type and direct-financing lease receivables	8,190	8,186
Total gross financing receivables	$8,736	$8,652
Gross financing receivables on non-accrual status(2)	$322	$276
Gross financing receivables 90 days past due and still accruing interest(2)	$164	$121

(1)	Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)	Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2020	October 31, 2019
	In millions
Equipment leased to customers	$7,097	$7,185
Accumulated depreciation	(3,117)	(3,101)
Total	$3,980	$4,084

As of January 31, 2020, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

Fiscal year	In millions
Remainder of fiscal 2020	$1,445
2021	1,295
2022	556
2023	113
2024	28
Thereafter	2
Total	$3,439

If a lease is classified as an operating lease, the Company records lease revenue on a straight line basis over the lease term. At commencement of an operating lease, initial direct costs are deferred and are expensed over the lease term on the same basis as the lease revenue is recorded.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents amounts included in the Condensed Consolidated statement of Earnings related to lessor activity as of January 31, 2020:

In millions
Sales-type leases and direct financing leases:
Interest income	$113
Lease income - operating leases	625
Total lease income	$738

Variable Interest Entities
In September 2019, the Company issued asset-backed debt securities under a fixed-term securitization program to private investors. The asset-backed debt securities are collateralized by the U.S. fixed-term financing receivables and leased equipment in the offering, which is held by a Special Purpose Entity (“SPE”). The SPE meets the definition of a Variable Interest Entity ("VIE") and is consolidated, along with the associated debt, into the Consolidated Financial Statements as the Company is the primary beneficiary of the VIE. The SPE is a bankruptcy-remote legal entity with separate assets and liabilities. The purpose of the SPE is to facilitate the funding of customer receivables and leased equipment in the capital markets.
The Company’s risk of loss related to securitized receivables and leased equipment is limited to the amount by which the Company’s right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities.
The following table presents the assets and liabilities held by the consolidated VIE as of January 31, 2020, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of
	January 31, 2020	October 31, 2019
Assets held by VIE	In millions
Other current assets	$25	$76
Financing receivables
Short-term	$183	$194
Long-term	$194	$229
Property, plant and equipment	$267	$303
Liabilities held by VIE
Notes payable and short-term borrowings, net of unamortized debt issuance costs	$319	$385
Long-term debt, net of unamortized debt issuance costs	$307	$370

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9: Goodwill
Goodwill allocated to the Company's reportable segments as of January 31, 2020 and the change in the respective carrying amounts during the three months then ended were as follows:

	Compute	HPC & MCS	Storage	Intelligent Edge	Financial Services	Total
	In millions
Balance at October 31, 2019(1) (2)	$7,532	$4,478	$4,158	$1,994	$144	$18,306
Goodwill adjustments	—	—	(1)	—	—	(1)
Balance at January 31, 2020(2)	$7,532	$4,478	$4,157	$1,994	$144	$18,305

(1)
As a result of the organizational realignments which were effective as of November 1, 2019, (described in Note 1, "Overview and Summary of Significant Accounting Policies"), goodwill was reallocated to the respective segments as of the beginning of the period using a relative fair value approach.

(2)
Goodwill is net of an accumulated impairment loss of $88 million related to the Corporate Investments segment which was recorded during the fourth quarter of fiscal 2018. There is no remaining goodwill in the Corporate Investments segment.

Effective as of November 1, 2019, the Company's operations were realigned into seven segments for financial reporting purposes. The Company's reporting units containing goodwill are consistent with the reportable segments identified in Note 2, "Segment Information". As a result of this realignment, the Company performed an interim goodwill impairment analysis for the new segments as of November 1, 2019, which did not result in any goodwill impairment charges. The Company will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2020				As of October 31, 2019
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$671	$—	$671	$—	$803	$—	$803
Money market funds	607	—	—	607	859	—	—	859
Foreign bonds	1	123	—	124	7	126	—	133
Other debt securities	—	—	31	31	—	—	32	32
Derivative Instruments:
Interest rate contracts	—	96	—	96	—	73	—	73
Foreign exchange contracts	—	399	—	399	—	392	—	392
Other derivatives	—	1	—	1	—	3	—	3
Total assets	$608	$1,290	$31	$1,929	$866	$1,397	$32	$2,295
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$6	$—	$6	$—	$11	$—	$11
Foreign exchange contracts	—	123	—	123	—	136	—	136
Other derivatives	—	1	—	1	—	—	—	—
Total liabilities	$—	$130	$—	$130	$—	$147	$—	$147

During the three months ended January 31, 2020, there were no transfers between levels within the fair value hierarchy.
Other Fair Value Disclosures
Short-Term and Long-Term Debt: At January 31, 2020 and October 31, 2019, the estimated fair value of the Company's short-term and long-term debt was $14.8 billion and $14.6 billion, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of January 31, 2020			As of October 31, 2019
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
	In millions
Cash Equivalents:
Time deposits	$671	$—	$671	$803	$—	$803
Money market funds	607	—	607	859	—	859
Total cash equivalents	1,278	—	1,278	1,662	—	1,662
Available-for-Sale Investments:
Foreign bonds	103	21	124	110	23	133
Other debt securities	30	1	31	32	—	32
Total available-for-sale investments	133	22	155	142	23	165
Total cash equivalents and available-for-sale debt investments	$1,411	$22	$1,433	$1,804	$23	$1,827

As of January 31, 2020 and October 31, 2019, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of January 31, 2020 and October 31, 2019. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of available-for-sale debt investments were as follows:

	January 31, 2020
	Amortized Cost	Fair Value
	In millions
Due in one to five years	$9	$9
Due in more than five years	124	146
	$133	$155

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of January 31, 2020					As of October 31, 2019
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$6,850	$—	$96	$6	$—	$6,850	$—	$72	$11	$—
Cash flow hedges:
Foreign currency contracts	8,401	148	136	42	29	8,578	164	141	45	27
Interest rate contracts	500	—	—	—	—	500	—	1	—	—
Net investment hedges:
Foreign currency contracts	1,790	39	44	17	10	1,766	31	36	18	10
Total derivatives designated as hedging instruments	17,541	187	276	65	39	17,694	195	250	74	37
Derivatives not designated as hedging instruments
Foreign currency contracts	6,653	29	3	25	—	6,398	17	3	33	3
Other derivatives	114	1	—	1	—	97	3	—	—	—
Total derivatives not designated as hedging instruments	6,767	30	3	26	—	6,495	20	3	33	3
Total derivatives	$24,308	$217	$279	$91	$39	$24,189	$215	$253	$107	$40

Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of January 31, 2020 and October 31, 2019, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements were as follows:

	As of January 31, 2020
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$496	$—	$496	$118	$349	(1)	$29
Derivative liabilities	$130	$—	$130	$118	$6	(2)	$6

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of October 31, 2019
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

(2)
Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of January 31, 2020, $6 million of collateral posted was entirely in cash. As of October 31, 2019, $19 million of collateral posted was entirely by way of re-use of counterparty collateral.

The amounts recorded on the Condensed Consolidated Balance Sheets relating to cumulative basis adjustments for fair value hedges were as follows;

	Carrying amount of the hedged assets/ (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/ (liabilities)
	As of		As of
	January 31, 2020	October 31, 2019	January 31, 2020	October 31, 2019
	In millions		In millions
Notes payable and short-term borrowings	$(2,992)	$(2,987)	$6	$11
Long-term debt	$(3,933)	$(3,908)	$(96)	$(72)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") for the three months ended January 31, 2020 and January 31, 2019 was as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	Three months ended January 31, 2020	Three months ended January 31, 2019
	In millions
Derivatives in Cash Flow Hedging relationship
Foreign exchange contracts	$76	$34
Interest rate contracts	(1)	—
Derivatives in Net Investment Hedging relationship
Foreign exchange contracts	21	(43)
Total	$96	$(9)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments on the Condensed Consolidated Statements of Earnings for the three months ended January 31, 2020 and January 31, 2019 was as follows:

	Gains (Losses) Recognized in Income
	Three months ended January 31, 2020		Three months ended January 31, 2019
	Net revenue	Interest and other, net	Net revenue	Interest and other, net
	In millions
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded	$6,949	$(19)	$7,553	$(51)
Gains (losses) on derivatives in fair value hedging relationships
Interest rate contracts
Hedged items	$—	$(29)	$—	$(158)
Derivatives designated as hedging instruments	—	29	—	158
Gains (losses) on derivatives in cash flow hedging relationships
Foreign exchange contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	26	43	80	53
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	(54)	—	(231)
Other derivatives	—	(3)	—	10
Total gains (losses)	$26	$(14)	$80	$(168)

Note 12: Stockholders' Equity
Taxes related to Other Comprehensive Income (Loss)

	Three months ended January 31,
	2020	2019
	In millions
Taxes on change in net unrealized gains (losses) on cash flow hedges:
Tax (provision) benefit on net unrealized gains (losses) arising during the period	$(10)	$(1)
Tax provision (benefit) on net (gains) losses reclassified into earnings	9	16
	(1)	15
Taxes on change in unrealized components of defined benefit plans:
Tax benefit (provision) on net unrealized gains (losses) arising during the period	—	10
Tax (provision) benefit on amortization of net actuarial loss and prior service benefit	(4)	(3)
Tax (provision) benefit on curtailments, settlements and other	(5)	(9)
	(9)	(2)
Tax benefit (provision) on change in cumulative translation adjustment	1	(3)
Tax (provision) benefit on other comprehensive income (loss)	$(9)	$10

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended January 31,
	2020	2019
	In millions
Other comprehensive income (loss), net of taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized gains (losses) arising during the period	$2	$2
(Gains) losses reclassified into earnings	(3)	(3)
	(1)	(1)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	65	33
Net (gains) losses reclassified into earnings	(60)	(117)
	5	(84)
Change in unrealized components of defined benefit plans:
Net unrealized gains (losses) arising during the period	17	(45)
Amortization of net actuarial loss and prior service benefit	57	49
Curtailments, settlements and other	(5)	(4)
	69	—
Change in cumulative translation adjustment	(3)	9
Other comprehensive income (loss), net of taxes	$70	$(76)

The components of Accumulated other comprehensive loss, net of taxes as of January 31, 2020, and changes during the three months ended January 31, 2020 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$23	$53	$(3,366)	$(437)	$(3,727)
Effect of change in accounting principle (1)	—	(10)	—	(33)	(43)
Other comprehensive income (loss) before reclassifications	2	65	17	(3)	81
Reclassifications of (gains) losses into earnings	(3)	(60)	52	—	(11)
Balance at end of period	$22	$48	$(3,297)	$(473)	$(3,700)

(1)	Reflects the adoption of the FASB guidance on stranded tax effects. Refer Note 1 for more information.
Share Repurchase Program
For the three months ended January 31, 2020, the Company repurchased and settled a total of 12.8 million shares under its share repurchase program through open market repurchases, which included 0.5 million shares that were unsettled open market repurchases as of October 31, 2019. Additionally, as of January 31, 2020, the Company had unsettled open market repurchases of 0.6 million shares. Shares repurchased during the three months ended January 31, 2020 were recorded as a $204 million reduction to stockholders' equity. As of January 31, 2020, the Company had a remaining authorization of $2.3 billion for future share repurchases.

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
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended January 31,
	2020	2019
	In millions, except per share amounts
Numerator:
Net earnings	$333	$177
Denominator:
Weighted-average shares used to compute basic net EPS	1,300	1,401
Dilutive effect of employee stock plans	15	11
Weighted-average shares used to compute diluted net EPS	1,315	1,412
Net earnings per share:
Basic	$0.26	$0.13
Diluted	$0.25	$0.13
Anti-dilutive weighted-average stock awards(1)	1	7

(1)
The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.

Note 14: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of Intellectual Property ("IP"), commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of January 31, 2020, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals aged 40 and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On September 20, 2017, the court granted the defendants' motion to compel arbitration and administratively

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

closed the case pending resolution of the arbitration proceedings. On November 30, 2017, three named plaintiffs filed a single arbitration demand. Thirteen additional plaintiffs later joined the arbitration. On December 22, 2017, defendants filed a motion to (1) stay the case pending arbitrations and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand. On February 6, 2018, the court granted the motion to stay and denied the motion to enjoin. The claims of these sixteen arbitration named plaintiffs have been resolved. Additional opt-in plaintiffs were added to the litigation and these claims also were resolved as part of the arbitration process. The stay of the Forsyth class action has been lifted and a Third Amended Complaint was filed on January 7, 2020. Defendants filed a motion to dismiss the Third Amended Complaint on February 6, 2020. The Court has set a hearing on the Defendants' motion to dismiss for May 14, 2020.
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
Jackson, et al. v. HP Inc. and Hewlett Packard Enterprise. This putative nationwide class action was filed on July 24, 2017 in the United States District Court for the Northern District of California, San Jose Division. Plaintiffs purport to bring the lawsuit on behalf of themselves and other similarly situated African-Americans and individuals over the age of forty. Plaintiffs allege that defendants engaged in a pattern and practice of racial and age discrimination in lay-offs and promotions. Plaintiffs filed an amended complaint on September 29, 2017. Plaintiffs seek damages, attorneys’ fees and costs, and declaratory and injunctive relief. On January 12, 2018, defendants moved to transfer the matter to the federal district court in the Northern District of Georgia. Defendants also moved to dismiss the claims on various grounds and to strike certain aspects of the proposed class definition. On July 11, 2018, the court granted defendants' motion to dismiss this action for improper venue, and also partially dismissed and struck certain claims without prejudice to re-filing in the appropriate venue. On July 23, 2018, plaintiffs re-filed their lawsuit in the United States District Court for the Northern District of Georgia. On August 9, 2018, Plaintiffs filed a notice of appeal of the dismissal of the Northern District of California action with the Ninth Circuit Court of Appeals. On August 15, 2018, Plaintiffs filed a motion to stay their lawsuit in the Northern District of Georgia, which was granted by the court. Defendants have resolved the claims of the individual plaintiffs and the matters have been dismissed.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•
Overview.  A discussion of our business and overall analysis of financial and other highlights, including non-GAAP financial measures, affecting the Company to provide context for the remainder of MD&A. The overview analysis compares the three months ended January 31, 2020 to the prior-year period.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations.  An analysis of our financial results comparing the three months ended January 31, 2020 to the prior-year period. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.

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

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from year-to-year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Condensed Consolidated Financial Statements. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.
The following Overview, Results of Operations and Liquidity discussions and analysis compare the three months ended January 31, 2020 to the prior-year periods, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of January 31, 2020, unless otherwise noted.
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
As described in Item 1, Note 1, "Overview and Summary of Significant Accounting Policies", effective at the beginning of the first quarter of fiscal 2020, we implemented certain organizational changes to align our segment financial reporting more closely with our current business structure. As a result, Hewlett Packard Enterprise's operations are now organized into seven segments for financial reporting purposes: Compute, High Performance Compute & Mission-Critical Systems ("HPC & MCS"), Storage, Advisory and Professional Services ("A & PS"), Intelligent Edge, Financial Services ("FS"), and Corporate Investments. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), who is the Chief Executive Officer ("CEO"), uses to evaluate, view and run our business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following provides an overview of our key financial metrics by segment for the three months ended January 31, 2020, as compared to the prior-year period:

	HPE Consolidated	Compute	HPC & MCS	Storage	A & PS	Intelligent Edge	Financial Services	Corporate Investments
	Dollars in millions, except for per share amounts
Net revenue(1)	$6,949	$3,011	$823	$1,250	$243	$720	$859	$121
Year-over-year change %	(8.0)%	(15.8)%	5.6%	(7.8)%	0.8%	2.1%	(6.5)%	2.5%
Earnings (loss) from operations(2)	$348	$286	$49	$226	$(2)	$70	$73	$(27)
Earnings (loss) from operations as a % of net revenue	5.0%	9.5%	6.0%	18.1%	(0.8)%	9.7%	8.5%	(22.3)%
Year-over-year change percentage points	(1.0) pts	—	(6.6) pts	(0.6) pts	12.5 pts	6.3 pts	0.1 pts	1.4 pts
Net earnings	$333
Diluted net earnings per share	$0.25

Supplemental Non-GAAP information:
Non-GAAP earnings from operations	$602
Non-GAAP earnings from operations as a % of net revenue	8.7%
Non-GAAP net earnings	$575
Non-GAAP diluted net earnings per share	$0.44

(1)	HPE consolidated net revenue excludes intersegment net revenue.

(2)
Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, amortization of intangible assets, amortization of initial direct costs, transformation costs, and acquisition, disposition and other related charges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following table provides adjustments to our GAAP net earnings, earnings from operations, diluted net earnings per share and the related non-GAAP results for the three months ended January 31, 2020.

	Three months ended January 31, 2020	Diluted net earnings per share
	In millions
GAAP net earnings	$333	$0.25
Non-GAAP adjustments:
Amortization of initial direct costs	3	—
Amortization of intangible assets	120	0.09
Transformation costs	89	0.07
Acquisition, disposition and other related charges(1)	42	0.03
Tax indemnification adjustments	21	0.02
Non-service net periodic benefit credit	(37)	(0.03)
Earnings from equity interests	37	0.03
Adjustments for taxes	(33)	(0.02)
Non-GAAP net earnings	$575	$0.44
GAAP earnings from operations	$348
Non-GAAP adjustments related to operations:
Amortization of initial direct costs	3
Amortization of intangible assets	120
Transformation costs	89
Acquisition and other related charges	42
Non-GAAP earnings from operations	$602
GAAP earnings from operations as a % of net revenue	5.0%
Non-GAAP earnings from operations as a % of net revenue	8.7%

(1) For the three months ended January 31, 2020, Acquisition, disposition and other related charges includes $20 million related to a non-cash inventory fair value adjustment in connection with the acquisition of Cray Inc., which is included in Cost of products.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Non-GAAP financial measures
The non-GAAP financial measures presented are net revenue on a constant currency basis, non-GAAP earnings from operations, non-GAAP earnings from operations as a percentage of net revenue, non-GAAP net earnings and non-GAAP diluted net earnings per share. These non-GAAP financial measures are used by management for purposes of evaluating our historical and prospective financial performance, as well as evaluating our performance relative to our competitors. These non-GAAP financial measures are not computed in accordance with, or as an alternative to, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to net revenue on a constant currency basis is net revenue. The GAAP measure most directly comparable to non-GAAP earnings from operations is earnings from operations. The GAAP measure most directly comparable to non-GAAP earnings from operations as a percentage of net revenue is earnings from operations as a percentage of net revenue. The GAAP measure most directly comparable to non-GAAP net earnings is net earnings. The GAAP measure most directly comparable to non-GAAP diluted net earnings per share is diluted net earnings per share.
Net revenue on a constant currency basis assumes no change in the foreign exchange rate from the prior-year period. Non-GAAP earnings from operations and non-GAAP earnings from operations as a percentage of net revenue consist of earnings from operations excluding any charges relating to the amortization of initial direct costs, amortization of intangible assets, transformation costs, and acquisition, disposition and other related charges. Non-GAAP net earnings and Non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges, as well as an adjustment to tax indemnification adjustments, non-service net periodic benefit credit, earnings in equity interests, certain income tax valuation allowances and separation taxes, the impact of U.S. tax reform, structural rate adjustment and excess tax benefit from stock-based compensation. In addition, non-GAAP net earnings and non-GAAP diluted net earnings per share are adjusted by the amount of additional taxes or tax benefits associated with each non-GAAP item. We believe that excluding the items mentioned above from these non-GAAP financial measures allows management to better understand our consolidated financial performance in relation to the operating results of our segments. Management does not believe that the excluded items are reflective of ongoing operating results, and excluding them facilitates a more meaningful evaluation of our current operating performance in comparison to our peers. The excluded items can be inconsistent in amount and frequency and/or not reflective of the operational performance of the business.
These non-GAAP financial measures have limitations as analytical tools, and these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations in relying on these non-GAAP financial measures are that they can have a material impact on the equivalent GAAP earnings measures and cash flows, they may be calculated differently by other companies and may not reflect the full economic effect of the loss in value of certain assets.
We compensate for these limitations on the use of non-GAAP financial measures by relying primarily on our GAAP results and using non-GAAP financial measures only as a supplement. We also provide a reconciliation of each non-GAAP financial measure to its most directly comparable GAAP measure. We believe that providing net revenue on a constant currency basis, non-GAAP earnings from operations, non-GAAP earnings from operations as a percentage of net revenue, non-GAAP net earnings and non-GAAP diluted net earnings per share in addition to the related GAAP measures provides greater transparency to the information used in our financial and operational decision making and allows the reader of our Condensed Consolidated Financial Statements to see our financial results “through the eyes” of management.
Three months ended January 31, 2020 compared with three months ended January 31, 2019
Net revenue decreased by $604 million, or 8.0% (decreased 7.0% on a constant currency basis), for the three months ended January 31, 2020, as compared to the prior-year period. The net revenue decrease was driven primarily by lower revenue in Compute and Storage where we continue to experience weak market demand. Additionally, in the first quarter of fiscal 2020, we experienced commodity and North American manufacturing capacity constraints, which affected the Compute business in particular, and reduced average selling prices. We also experienced a net revenue decline in HPE Financial Services due to a decline in average operating lease rentals. The overall net revenue decline was partially offset by revenue growth in HPC & MCS due to the addition of revenue from the acquisition of Cray Inc. ("Cray") in the fourth quarter of fiscal 2019 and growth in Intelligent Edge.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

We continue to execute on our HPE Next initiative, which includes streamlining our offerings and business processes, and shifting investments in innovation towards high growth and higher margin solutions and services. Gross margin was 32.8% ($2.3 billion) and 31.1% ($2.3 billion) for the three months ended January 31, 2020 and 2019, respectively. Gross margin increased across each segment primarily due to lower commodity costs, lower variable compensation expense along with an overall shift to higher margin products and services, and improved service delivery costs. Operating margin decreased 1.0 percentage point for the three months ended January 31, 2020, as compared to the prior-year period. The decrease was due primarily to higher amortization costs associated with purchased intangible assets, primarily from Cray, higher selling, general and administrative expense and research and development expense as a percentage of net revenue due to the addition of expenses from Cray and the impact of the net revenue decline. These increases were partially offset by lower acquisition, disposition and other related charges, and the gross margin increase.
As of January 31, 2020, cash, cash equivalents and restricted cash and long-term investments were $3.6 billion, representing a decrease of approximately $0.5 billion from the October 31, 2019 balance of $4.1 billion. The decrease was due primarily to the following: share repurchases and cash dividend payments of $0.4 billion and investments in property, plant and equipment, net of sales proceeds, of $0.1 billion, and cash used in operating activities of $0.1 billion partially offset by net financial collateral received of $0.1 billion.
Trends and Uncertainties
We are in the process of addressing many challenges facing our business, a discussion of which is available in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled "Risk Factors" in Item 1A of Part II.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the three months ended January 31, 2020, with the exception of certain accounting policies that were updated resulting from our adoption of the new leasing standard (See Note 1 in Item 1, "Overview and Summary of Significant Accounting Policies"), to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements, see Note 1 in Item 1, "Overview and Summary of Significant Accounting Policies".
RESULTS OF OPERATIONS
Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue on a constant currency basis, which assumes no change in foreign currency exchange rates from the prior-year period and doesn't adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This change in revenue on a constant currency basis is calculated as the quotient of (a) current year revenue converted to U.S. dollars using the prior-year period's foreign currency exchange rates divided by (b) the prior-year period revenue. This information is provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31,
	2020		2019
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$6,949	100.0%	$7,553	100.0%
Cost of sales	4,667	67.2	5,207	68.9
Gross profit	2,282	32.8	2,346	31.1
Research and development	485	7.0	466	6.2
Selling, general and administrative	1,218	17.5	1,211	16.0
Amortization of intangible assets	120	1.7	72	1.0
Transformation costs	89	1.3	78	1.1
Acquisition, disposition and other related charges	22	0.3	63	0.8
Earnings from operations	348	5.0	456	6.0
Interest and other, net	(19)	(0.3)	(51)	(0.7)
Tax indemnification adjustments	(21)	(0.3)	219	3.0
Non-service net periodic benefit credit	37	0.5	16	0.2
Earnings from equity interests	33	0.5	15	0.2
Earnings before taxes	378	5.4	655	8.7
Provision for taxes	(45)	(0.6)	(478)	(6.4)
Net earnings	$333	4.8%	$177	2.3%
Stock-based compensation expense is included within costs and expenses presented in the table above as follows:

	Three months ended January 31,
	2020	2019
	In millions
Cost of sales	$13	$12
Research and development	27	21
Selling, general and administrative	53	42
Transformation costs	—	2
Stock-based compensation expense	$93	$77
Net Revenue
For the three months ended January 31, 2020, as compared to the prior-year period, total net revenue decreased by $604 million, or 8.0% (decreased 7.0% on a constant currency basis). U.S. net revenue decreased by $183 million, or 7.3%, to $2.3 billion, and net revenue from outside of the U.S. decreased by $421 million, or 8.3%, to $4.6 billion.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The components of the weighted net revenue change by segment were as follows:

Three months ended January 31, 2020
Percentage points
Compute	(7.5)
Storage	(1.4)
Financial Services	(0.8)
A & PS	—
Intelligent Edge	0.2
HPC & MCS	0.6
Corporate Investments/Other (1)	0.9
Total HPE	(8.0)

(1) Other primarily relates to the elimination of intersegment net revenue.
Three months ended January 31, 2020 compared with the three months ended January 31, 2019
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:

•
Compute net revenue declined due to weak market demand resulting in lower unit shipments, commodity and North American manufacturing capacity constraints and lower average selling prices, and lower Tier-1 server sales;

•	HPC & MCS net revenue increased due to revenue from Cray;

•	Storage net revenue decreased due primarily to weak market demand and commodity constraints, including North American manufacturing capacity constraints;

•	A & PS net revenue increased due primarily to strength in the Asia Pacific Japan region;

•	Intelligent Edge net revenue increased due primarily to increased revenue from WLAN products and higher support revenue; and

•	HPE Financial Services net revenue decreased due primarily to a decrease in rental revenue due to lower average operating leases and lower lease equipment buyout revenue.
A more detailed discussion of segment revenue is included under "Segment Information" below.
Gross Profit
For the three months ended January 31, 2020, as compared to the prior-year periods, total gross margin increased 1.7 percentage points. The gross margin increase was primarily due to lower commodity costs, lower variable compensation expense, a favorable mix of revenue from higher margin products and services and improved service delivery costs.
Research and Development
Research and development ("R&D") expense increased by $19 million or 4%, for the three months ended January 31, 2020, as compared to the prior-year period, due primarily to on-going expenses from business acquisitions, partially offset by lower variable compensation expense.
Selling, General and Administrative
Selling, general and administrative expense increased by $7 million or 1% for the three months ended January 31, 2020, as compared to the prior-year period, due primarily to on-going expenses from business acquisitions, partially offset by lower variable compensation expense.
Amortization of Intangible Assets

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Amortization expense increased by $48 million or 67%, for the three months ended January 31, 2020, as compared to the prior-year period, due to an increase in the amortization of intangible assets from recent acquisitions and a write-off of certain intangible assets, partially offset by certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.
Transformation Costs
For the three months ended January 31, 2020, HPE Next transformation costs increased by $11 million or 14%, as compared to the prior-year period, due to higher restructuring costs in the current period, partially offset by gains on the sale of real estate.
Acquisition, Disposition and Other Related Charges
Acquisition, disposition and other related charges decreased by $41 million or 65%, for the three months ended January 31, 2020, as compared to the prior-year period, due primarily to higher costs in the prior-year period for legal fees and disposition activities, partially offset by recent acquisition costs related to retention bonuses and integration activities.
Interest and Other, Net
Interest and other, net expense decreased by $32 million for the three months ended January 31, 2020, as compared with the prior-year period, due primarily to a gain on the sale of certain assets in the current period, partially offset by higher net interest expense.
Tax Indemnification Adjustments
We recorded tax indemnification expense of $21 million and tax indemnification income of $219 million for the three months ended January 31, 2020 and 2019, respectively. For the three months ended January 31, 2020, the amount resulted from changes in certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc. and for which we are indemnified by HP Inc. For the three months ended January 31, 2019, the amount was due primarily to the effects of U.S. tax reform on tax attributes related to fiscal periods prior to the Separation with HP Inc.
Non-service net periodic benefit credit
Non-service net periodic benefit credit increased by $21 million for the three months ended January 31, 2020, as compared with the prior-year period, due primarily to a higher return on plan assets.
Earnings from Equity Interests
Earnings from equity interests primarily represents our 49% interest in H3C's earnings and the amortization of our interest in a basis difference. For the three months ended January 31, 2020, earnings from equity interests increased by $18 million as compared to the prior-year period, due to higher net income earned by H3C.
Provision for Taxes
Our effective tax rate was 11.9% and 73.0% for the three months ended January 31, 2020 and 2019, respectively. The effective tax rate for the three months ended January 31, 2020 was due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. The effective tax rate for the three months ended January 31, 2019 was significantly impacted by the Tax Act.
Segment Information
Effective in the first quarter of fiscal 2020, we implemented certain organizational changes to align our segment financial reporting more closely with our current business structure. We replaced the Hybrid IT segment with four new financial reporting segments, Compute, High Performance Compute & Mission-Critical Systems, Storage and Advisory and Professional Services as follows:

•
we created the Compute segment consisting of the general purpose server and workload optimized server portfolios that were previously a part of the Hybrid IT-Compute business unit and the related operational services business that was previously a part of the Hybrid IT-HPE Pointnext business unit;

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•
we created the HPC & MCS segment consisting of the high performance compute, mission-critical systems and edge compute offerings that were previously a part of the Hybrid IT-Compute business unit and the related operational services business that was previously a part of the Hybrid IT-HPE Pointnext business unit;

•
we created the Storage segment consisting of the former Hybrid IT-Storage business unit and the related operational services business that was previously a part of the Hybrid IT-HPE Pointnext business unit and the hyperconverged infrastructure products that were previously a part of the Hybrid IT-Compute business unit;

•	we created the A & PS segment consisting of the consultative-led services that were previously a part of the Hybrid IT-HPE Pointnext business unit; and

•	we transferred the DC Networking operational services business that was previously a part of the Hybrid IT-HPE Pointnext business unit to the Intelligent Edge segment.
As a result of these realignments, our operations are now organized into seven segments for financial reporting purposes: Compute, HPC & MCS, Storage, A & PS, Intelligent Edge, FS, and Corporate Investments.
For additional information related to these realignments and for a description of the products and services for each segment, see Note 2, "Segment Information".
Compute

	Three months ended January 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$3,011	$3,575	(15.8)%
Earnings from operations	$286	$340	(15.9)%
Earnings from operations as a % of net revenue	9.5%	9.5%

Three months ended January 31, 2020 compared with three months ended January 31, 2019
Compute net revenue decreased by $564 million, or 15.8% (decreased 14.6% on a constant currency basis), for the three months ended January 31, 2020 as compared to the prior-year period.
Net revenue in Compute was impacted by commodity and North American manufacturing capacity constraints and reduced average selling prices. Additionally, unit shipments declined as a result of weak market demand and a challenging geo-political environment. We also experienced lower Tier-1 server sales as we continue to exit less profitable product categories and focus on more profitable standard offerings, and lower services attachment activity. We continue to experience an elongated sales cycle in Compute.
Compute earnings from operations as a percentage of net revenue remained flat for the three months ended January 31, 2020, as compared to the prior-year period, due to a decrease to cost of products and services as a percentage of net revenue which was offset by an increase to operating expenses as a percentage of net revenue. The decrease to cost of products was due primarily to lower commodity costs, and a lower mix of revenue from Tier-1 server sales. The increase to operating expenses was due primarily to higher field selling costs partially offset by lower variable compensation expense.
HPC & MCS

	Three months ended January 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$823	$779	5.6%
Earnings from operations	$49	$98	(50.0)%
Earnings from operations as a % of net revenue	6.0%	12.6%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Three months ended January 31, 2020 compared with three months ended January 31, 2019
HPC & MCS net revenue increased by $44 million, or 5.6% (increased 6% on a constant currency basis), for three months ended January 31, 2020 as compared to the prior-year period.
HPC & MCS net revenue increased due to the addition of revenue from Cray partially offset by lower revenue due to unfavorable large deal linearity, weak demand and lower services attachment resulting from historical revenue declines.
HPC & MCS earnings from operations as a percentage of net revenue decreased 6.6 percentage points for the three months ended January 31, 2020, as compared to the prior-year period, due to an increase to operating expenses as a percentage of net revenue partially offset by lower cost of products and services as a percentage of net revenue. The change to cost of products and services was due primarily to lower variable compensation expense partially offset by the addition of revenue and related cost of product and services from Cray. The increase to operating expenses was due primarily to higher expenses resulting from Cray.
Storage

	Three months ended January 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$1,250	$1,356	(7.8)%
Earnings from operations	$226	$254	(11.0)%
Earnings from operations as a % of net revenue	18.1%	18.7%
Three months ended January 31, 2020 compared with three months ended January 31, 2019
Storage net revenue decreased by $106 million or 7.8% (decreased 6.5% on a constant currency basis), for the three months ended January 31, 2020 as compared to the prior-year period.
The decrease in Storage net revenue was due primarily to weak market demand and commodity constraints, including North American manufacturing capacity constraints. Partially offsetting the net revenue decrease was revenue growth from Big Data and Storage services.
Storage earnings from operations as a percentage of net revenue decreased 0.6 percentage points for the three months ended January 31, 2020, as compared to the prior-year period, due to an increase in operating expenses as a percentage of net revenue partially offset by lower cost of product and services as a percentage of net revenue. The decrease to cost of product and services was due primarily to lower commodity cost, increased options attached to our products and lower cost of services from delivery efficiencies. The increase to operating expenses was due primarily to increased research and development and field selling costs driven by recent business acquisitions.
A & PS

	Three months ended January 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$243	$241	0.8%
Earnings from operations	$(2)	$(32)	(93.8)%
Earnings from operations as a % of net revenue	(0.8)%	(13.3)%
Three months ended January 31, 2020 compared with three months ended January 31, 2019
A & PS net revenue increased by $2 million, or 0.8% (increased 0.4% on a constant currency basis), for the three months ended January 31, 2020 as compared to the prior-year period. The increase in A & PS net revenue was due primarily to strength in the Asia Pacific Japan region.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

A & PS loss from operations as a percentage of net revenue improved from (13.3)% to (0.8)% for the three months ended January 31, 2020, as compared to the prior-year period, due to lower cost of services as a percentage of net revenue coupled with a decrease in operating expenses as a percentage of net revenue. The decrease to cost of services was due primarily to improved service delivery and overhead efficiencies. The decrease to operating expenses was due primarily to a reduction in research and development and field selling costs.
Intelligent Edge

	Three months ended January 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$720	$705	2.1%
Earnings from operations	$70	$24	191.7%
Earnings from operations as a % of net revenue	9.7%	3.4%
Three months ended January 31, 2020 compared with three months ended January 31, 2019
Intelligent Edge net revenue increased by $15 million, or 2.1% (increased 3.5% on a constant currency basis), for the three months ended January 31, 2020, as compared to the prior-year period. The increase in Intelligent Edge net revenue was due to increased revenue from WLAN products and higher support revenue, partially offset by a decline in revenue from switching products.
Intelligent Edge earnings from operations as a percentage of net revenue increased 6.3 percentage points for the three months ended January 31, 2020 due to lower cost of product and services as a percentage of net revenue and a decrease to operating expenses as a percentage of net revenue. The decrease to cost of product and services was due primarily to cost improvements in switches and software. The decrease to operating expenses was due to lower research and development and field selling costs partially offset by higher variable compensation expense.
Financial Services

	Three months ended January 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$859	$919	(6.5)%
Earnings from operations	$73	$77	(5.2)%
Earnings from operations as a % of net revenue	8.5%	8.4%

Three months ended January 31, 2020 compared with three months ended January 31, 2019
FS net revenue decreased by $60 million, or 6.5% (decreased 5.8% on a constant currency basis), for the three months ended January 31, 2020. The decrease in net revenue was due primarily to a decrease in rental revenue due to lower average operating lease assets, lower lease equipment buyout revenue, along with unfavorable currency fluctuations, partially offset by higher asset management revenue from lease extensions.
FS earnings from operations as a percentage of net revenue increased 0.1 percentage point for the three months ended January 31, 2020 due primarily to lower cost of product as a percentage of net revenue, partially offset by an increase to operating expenses as a percentage of net revenue. The decrease to cost of products resulted from lower depreciation expense. The increase to operating expenses was due primarily to lower capitalized initial direct costs as a result of adopting the new lease accounting standard, along with the overall decrease in net revenue.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Financing Volume

	Three months ended January 31,
	2020	2019
	In millions
Total financing volume	$1,408	$1,389
New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased by 1.4% for the three months ended January 31, 2020 as compared to the prior-year period. The increase was primarily driven by higher financing associated with third-party product sales and related service offerings, partially offset by lower financing associated with HPE product sales and related service offerings and unfavorable currency fluctuations.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	January 31, 2020	October 31, 2019
	Dollars in millions
Financing receivables, gross	$8,736	$8,652
Net equipment under operating leases	3,980	4,084
Capitalized profit on intercompany equipment transactions(1)	342	382
Intercompany leases(1)	106	100
Gross portfolio assets	13,164	13,218
Allowance for doubtful accounts(2)	133	131
Operating lease equipment reserve	58	60
Total reserves	191	191
Net portfolio assets	$12,973	$13,027
Reserve coverage	1.5%	1.4%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)	Intercompany activity is eliminated in consolidation.

(2)	Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.7 billion and $11.4 billion at January 31, 2020 and October 31, 2019, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at January 31, 2020 and October 31, 2019 was $1.7 billion and $1.6 billion, respectively.

As of January 31, 2020 and October 31, 2019, FS net cash and cash equivalents balances were approximately $706 million and $711 million, respectively.
Net portfolio assets as of January 31, 2020 decreased 0.4% from October 31, 2019. The decrease generally resulted from portfolio runoff exceeding new financing volume during the period.
FS bad debt expense includes charges to general reserves and specific reserves for sales-type, direct-financing and operating leases. For the three months ended January 31, 2020 and 2019, FS recorded net bad debt expense of $14 million and $15 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments

	Three months ended January 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$121	$118	2.5%
Loss from operations	$(27)	$(28)	3.6%
Loss from operations as a % of net revenue	(22.3)%	(23.7)%

Three months ended January 31, 2020 compared with three months ended January 31, 2019
Corporate Investments net revenue increased by $3 million, or 2.5% (increased 2.5% on a constant currency basis), for the three months ended January 31, 2020 as compared to the prior-year period. The increase in Corporate Investments net revenue was due primarily to higher services revenue from the Communications and Media Solutions ("CMS") business.
Corporate Investments loss from operations as a percentage of net revenue decreased 1.4 percentage points for the three months ended January 31, 2020, as compared to the prior-year period. The decrease was due primarily to lower cost of services as a percentage of net revenue in CMS, the effect of which was partially offset by higher investments in R&D expense as a percentage of net revenue in CMS.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, income tax payments, in addition to any future investments, share repurchases and stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I.
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
Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs. Repatriations of amounts held outside the U.S. generally will not be taxable from a U.S. federal tax perspective but may be subject to state income or foreign withholding tax. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
In connection with the share repurchase program previously authorized by our Board of Directors, during the first three months of fiscal 2020, we repurchased an aggregate amount of $204 million. As of January 31, 2020, we had a remaining authorization of $2.3 billion for future share repurchases.
For more information on our share repurchase program, refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds" in Item 2 of Part II.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Liquidity
Our cash flow metrics were as follows:

	Three months ended January 31, 2020
	2020	2019
	In millions
Net cash (used in) provided by operating activities	$(79)	$382
Net cash used in investing activities	(64)	(616)
Net cash used in financing activities	(385)	(945)
Net decrease in cash, cash equivalents and restricted cash	$(528)	$(1,179)
Operating Activities
For the three months ended January 31, 2020, net cash from operating activities decreased by $461 million, as compared to the prior-year period. The decrease was due primarily to unfavorable net working capital management, as compared to the prior-year period.
Working capital metrics for the three months ended January 31, 2020 compared with the three months ended January 31, 2019

	Three months ended January 31,
	2020	2019	Change
Days of sales outstanding in accounts receivable ("DSO")	37	38	(1)
Days of supply in inventory ("DOS")	49	40	9
Days of purchases outstanding in accounts payable ("DPO")	(103)	(100)	(3)
Cash conversion cycle	(17)	(22)	5
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in fiscal 2019, DSO decreased due primarily to improved linearity and an increase in early customer payments due to enhanced early payment programs partially offset by increased billings with extended payment terms.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2019, DOS increased due primarily to an elongated sales cycle and pre-positioning of inventory for future shipments.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2019, the increase in DPO was due primarily to slower disbursement of third party lease funding and higher inventory purchases to support future shipments.
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms (including extended payment terms from suppliers), the extent of receivables factoring, seasonal trends, the timing of revenue recognition and inventory purchases within the period, acquisition activity, the impact of commodity costs and acquisition activity.
Investing Activities
For the three months ended January 31, 2020, net cash used in investing activities decreased by $552 million, as compared to the corresponding period in fiscal 2019. The decrease was due primarily to higher sale proceeds and lower investment in property, plant and equipment.
Financing Activities
For the three months ended January 31, 2020, net cash used in financing activities decreased by $560 million, as compared to the corresponding period in fiscal 2019. The decrease was due primarily to lower share repurchases as compared to the prior-year period.

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
During the first three months of fiscal 2020, we issued $177 million and repaid $174 million of commercial paper.
On February 20, 2020, we issued $755 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.87%, payable monthly from April 2020, $243 million of the asset-backed debt securities have a stated maturity date of March 9, 2021, followed by $512 million with a stated maturity date of February 20, 2030.
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
Commercial Paper
We maintain two commercial paper programs, and a wholly-owned subsidiary maintains a third program. Our U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.0 billion. Our euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed $4.0 billion. Our subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of January 31, 2020 and October 31, 2019, no borrowings were outstanding under Hewlett Packard Enterprise’s commercial paper programs, and $696 million and $698 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
We maintain a $4.75 billion five year senior unsecured committed credit facility that was entered into in August 2019. Loans under the revolving credit facility may be used for general corporate purposes, including support of the commercial paper program. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to the satisfaction of certain conditions, by up to two, one-year periods. Commitment Fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. As of January 31, 2020 and October 31, 2019, no borrowings were outstanding under the Credit Agreement.
Available Borrowing Resources
As of January 31, 2020, we had the following additional liquidity resources available if needed:

As of January 31, 2020
In millions
Commercial paper programs	$4,304
Uncommitted lines of credit	$1,149
CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
Our contractual obligations have not changed materially since October 31, 2019. For further information see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Retirement Benefit Plan Funding
For the remainder of fiscal 2020, we anticipate making contributions of approximately $129 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities.
Restructuring Plans
As of January 31, 2020, we expect to make future cash payments of approximately $507 million in connection with our approved restructuring plans, which includes $283 million expected to be paid through the remainder of fiscal 2020 and $224 million expected to substantially be paid through fiscal 2022. For more information on our HPE Next restructuring activities, see Note 3, "HPE Next".
Uncertain Tax Positions
As of January 31, 2020, we had approximately $518 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $11 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, "Taxes on Earnings".
Cross-indemnification with HP Inc., DXC and Micro Focus
As of January 31, 2020, we had approximately $211 million of recorded net receivables pertaining to income tax indemnifications with HP Inc., including $111 million related to certain state income tax liabilities for which we are joint and severally liable. These amounts include $50 million expected to be received within one year. For the amounts related to the joint and several state tax liabilities, we are unable to make a reasonable estimate as to when cash settlement with HP Inc. might occur due to the uncertainties related to the underlying tax matters. Realization of these obligations would result from payments to taxing authorities and the resulting settlements with HP Inc. under the Termination and Mutual Release Agreement. For details on the Separation and Distribution Agreements and Tax Matters Agreement with HP Inc., DXC and Micro Focus, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HPE, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Our exposure to market risk has not changed materially since October 31, 2019.
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
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the first three months of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 14, "Litigation and Contingencies".
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, including certain risks, which have been modified as follows:

System security risks, data protection breaches, cyberattacks and systems integration issues could disrupt our internal operations or IT services provided to customers, and any such disruption could reduce our revenue, increase our expenses, damage our reputation and adversely affect our stock price.

As a leading technology firm we are exposed to attacks from criminals, nation state actors and activist hackers (collectively, "malicious parties") who have been able to circumvent or bypass our cyber security measures. So far these attacks have not resulted in material losses to HPE, nor have any of HPE's consumers, customers, or employees informed HPE that these attacks resulted in material harm to them. It is possible that future attacks may be successful and may result in misappropriation, malicious alteration or destruction of our confidential information or that of third parties, system disruptions or shutdowns. Malicious parties also may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. Malicious parties may compromise our manufacturing supply chain to embed malicious software or hardware in our products for use in compromising our customers. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including flaws that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, including bugs, viruses, worms, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.
We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, our business may process, store and transmit our client’s data, including commercially sensitive and personal data, subject to the European General Data Protection Regulation and other privacy laws. Breaches of our cyber or physical security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information, sensitive, confidential or personal data about us, our clients or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We also could lose existing or potential customers of services or other IT solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (November 2019)	3,713	$16.92	3,713	$2,402,350
Month 2 (December 2019)	4,238	$15.93	4,238	$2,334,844
Month 3 (January 2020)	4,800	$15.35	4,800	$2,261,154
Total	12,751	$16.00	12,751
During the three months ended January 31, 2020, the Company repurchased and settled 12.8 million shares of the Company's common stock, which included 0.5 million shares that were unsettled open market purchases as of October 31, 2019. Additionally, as of January 31, 2020, the Company had unsettled open market repurchases of 0.6 million shares. Shares repurchased during the quarter were recorded as a $204 million reduction to stockholders' equity. As of January 31, 2020, the Company had a remaining authorization of $2.3 billion for future share repurchases.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 60 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

2.16	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (Incorporated by reference to Exhibit 2.2 to DXC Technology Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2017.)	8-K	001-38033	2.2	April 6, 2017
2.18	Intellectual Property Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Cray Inc. and Canopy Merger Sub, Inc.	8-K	001-37483	2.1	May 17, 2019
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.2	March 20, 2017
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015

4.3	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.4	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.5	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.6	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.7	Eleventh Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.500% notes due 2021.	8-K	001-37483	4.2	September 19, 2018
4.8	Twelfth Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2021.	8-K	001-37483	4.3	September 19, 2018
4.9	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate Notes due 2023	8-K	001-37483	4.2	September 13, 2019
4.10	Fourteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate Notes due 2021	8-K	001-37483	4.3	September 13, 2019
4.11	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.12	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A.	S-3ASR	333-222102	4.5	December 15, 2017
10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.3	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.4	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.5	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.6	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015

10.7	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.8	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.9	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.10	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.11	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.12	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.13	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-207679	4.3	March 6, 2017
10.14	Nimble Storage, Inc. 2008 Equity Incentive Plan*	S-8	001-37483	4.3	April 18, 2017
10.15	Nimble Storage, Inc. 2013 Equity Incentive Plan*	S-8	001-37483	4.4	April 18, 2017
10.16	SimpliVity Corporation 2009 Stock Plan*	S-8	001-37483	4.3	April 24, 2017
10.17	Silicon Graphics International Corp. 2014 Omnibus Incentive Plan, as amended*	10-Q	000-51333	10.1	January 29, 2016
10.18	Silicon Graphics International Corp. 2006 New Recruit Equity Incentive Plan, as amended and restated*	10-K	000-51333	10.48	February 28, 2007
10.19	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.20	Silicon Graphics International Corp. 2005 Non-Employee Directors’ Stock Option*	S-1	000-51333	10.10	February 4, 2005
10.21	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	October 31, 2017
10.22	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	October 31, 2017
10.23	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.24	Amended and Restated Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan*	10-Q	001-37483	10.29	September, 4, 2018
10.25	Form of Restricted Stock Units Grant Agreement*	10-Q	001-37483	10.30	September, 4, 2018
10.26	Amendment to Hewlett Packard Enterprise Executive Deferred Compensation Plan*	10-Q	001-37483	10.27	December 12, 2018
10.27	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-Q	001-37483	10.29	December 12, 2018
10.28	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.29	Five-Year Credit Agreement, dated as of August 16, 2019, by and among Hewlett Packard Enterprise Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.1	August 20, 2019
10.30	Cray Inc. Amended and Restated 2013 Equity Incentive Plan	S-8	333-234033	4.3	October 1, 2019
10.31	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between Hewlett Packard Enterprise Company and HP Inc.	10-K	001-37483	10.31	December 13, 2019
10.32	Aircraft Time Sharing Agreement, dated as of December 13, 2019, by and between Hewlett Packard Enterprise Company and Antonio Neri*‡

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

*	Indicates management contract or compensation plan, contract or arrangement

‡	Filed herewith

†	Furnished herewith
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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: March 6, 2020