Form 10-Q
period 2020-04-30
Hewlett Packard Enterprise Co
filed 2020-06-02
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	April 30, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
______________________________________________________________________________
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

6280 America Center Drive,	San Jose,	California	95002
(Address of principal executive offices)			(Zip code)
(650)			687-5817
(Registrant's telephone number, including area code)
______________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of May 28, 2020 was 1,284,757,155 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended April 30, 2020

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to the scope and duration of the novel coronavirus pandemic (“COVID-19”) and its impact on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results and the world economy; any projections of revenue, margins, expenses, effective tax rates, the impact of the U.S. Tax Cuts and Jobs Act of 2017, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, as well as the execution of transformation and restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including pandemics and public health problems, such as the outbreak of COVID-19); the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners, including any impact thereon resulting from events such as the COVID-19 pandemic; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the costs and anticipated benefits of implementing the transformation and restructuring plans; the effects of the U.S. Tax Cuts and Jobs Act and related guidance and regulations that may be implemented; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed or referenced in "Risk Factors" in Item 1A of Part II of this Quarterly Report on Form 10-Q and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. For a discussion of the risks, uncertainties and actions taken in response to COVID-19, see “We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance and results of operations.” in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	In millions, except per share amounts
Net revenue:
Products	$3,320	$4,410	$7,567	$9,201
Services	2,574	2,624	5,163	5,274
Financing income	115	116	228	228
Total net revenue	6,009	7,150	12,958	14,703
Costs and expenses:
Cost of products	2,378	3,058	5,288	6,427
Cost of services	1,646	1,712	3,330	3,477
Financing interest	71	75	144	148
Research and development	450	457	935	923
Selling, general and administrative	1,109	1,214	2,327	2,425
Amortization of intangible assets	84	69	204	141
Impairment of goodwill	865	—	865	—
Transformation costs	200	54	289	132
Disaster charges (recovery)	22	(7)	22	(7)
Acquisition, disposition and other related charges	18	84	40	147
Total costs and expenses	6,843	6,716	13,444	13,813
(Loss) earnings from operations	(834)	434	(486)	890
Interest and other, net	(68)	(18)	(87)	(69)
Tax indemnification adjustments	(35)	4	(56)	223
Non-service net periodic benefit credit	36	17	73	33
(Loss) earnings from equity interests	(10)	3	23	18
(Loss) earnings before taxes	(911)	440	(533)	1,095
Benefit (provision) for taxes	90	(21)	45	(499)
Net (loss) earnings	$(821)	$419	$(488)	$596
Net (loss) earnings per share:
Basic	$(0.64)	$0.31	$(0.38)	$0.43
Diluted	$(0.64)	$0.30	$(0.38)	$0.43
Weighted-average shares used to compute net (loss) earnings per share:
Basic	1,291	1,367	1,295	1,384
Diluted	1,291	1,382	1,295	1,397

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	In millions
Net (loss) earnings	$(821)	$419	$(488)	$596
Other comprehensive income before taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized (losses) gains arising during the period	(8)	3	(6)	5
(Gains) losses reclassified into earnings	(4)	—	(7)	(3)
	(12)	3	(13)	2
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	296	128	371	162
Net (gains) losses reclassified into earnings	(214)	(68)	(283)	(201)
	82	60	88	(39)
Change in unrealized components of defined benefit plans:
Net unrealized (losses) gains arising during the period	(8)	8	9	(47)
Amortization of net actuarial loss and prior service benefit	61	55	122	107
Curtailments, settlements and other	1	2	1	7
	54	65	132	67
Change in cumulative translation adjustment	(43)	(6)	(47)	6
Other comprehensive income before taxes	81	122	160	36
(Provision) benefit for taxes	(6)	(8)	(15)	2
Other comprehensive income, net of taxes	75	114	145	38
Comprehensive (loss) income	$(746)	$533	$(343)	$634

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	April 30, 2020	October 31, 2019
	(Unaudited)	(Audited)
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$5,131	$3,753
Accounts receivable, net of allowance for doubtful accounts	2,610	2,957
Financing receivables, net of allowance for doubtful accounts	3,630	3,572
Inventory	3,476	2,387
Assets held for sale	6	46
Other current assets	3,130	2,428
Total current assets	17,983	15,143
Property, plant and equipment	5,588	6,054
Long-term financing receivables and other assets	10,295	8,918
Investments in equity interests	2,276	2,254
Goodwill	17,444	18,306
Intangible assets	929	1,128
Total assets	$54,515	$51,803
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$5,162	$4,425
Accounts payable	5,482	5,595
Employee compensation and benefits	968	1,522
Taxes on earnings	202	186
Deferred revenue	3,268	3,234
Accrued restructuring	198	195
Other accrued liabilities	4,917	4,002
Total current liabilities	20,197	19,159
Long-term debt	11,553	9,395
Other non-current liabilities	6,507	6,100
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,282 and 1,294 shares issued and outstanding at April 30, 2020 and October 31, 2019, respectively)	13	13
Additional paid-in capital	28,207	28,444
Accumulated deficit	(8,385)	(7,632)
Accumulated other comprehensive loss	(3,625)	(3,727)
Total HPE stockholders' equity	16,210	17,098
Non-controlling interests	48	51
Total stockholders' equity	16,258	17,149
Total liabilities and stockholders' equity	$54,515	$51,803
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended April 30,
	2020	2019
	In millions
Cash flows from operating activities:
Net (loss) earnings	$(488)	$596
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	1,331	1,287
Impairment of goodwill	865	—
Stock-based compensation expense	160	149
Provision for inventory and doubtful accounts	128	118
Restructuring charges	248	52
Deferred taxes on (loss) earnings	(103)	344
Earnings from equity interests	(23)	(18)
Other, net	8	45
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	323	143
Financing receivables	(73)	(32)
Inventory	(1,196)	153
Accounts payable	(73)	(565)
Taxes on earnings	(125)	(185)
Restructuring	(244)	(198)
Other assets and liabilities	(717)	(520)
Net cash provided by operating activities	21	1,369
Cash flows from investing activities:
Investment in property, plant and equipment	(1,159)	(1,528)
Proceeds from sale of property, plant and equipment	551	371
Purchases of available-for-sale securities and other investments	(73)	(25)
Maturities and sales of available-for-sale securities and other investments	28	2
Financial collateral posted	(51)	(315)
Financial collateral received	613	507
Payments made in connection with business acquisitions, net of cash acquired	(13)	(76)
Net cash used in investing activities	(104)	(1,064)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	82	25
Proceeds from debt, net of issuance costs	3,565	625
Payment of debt	(931)	(560)
(Payments) proceeds related to stock-based award activities, net	(47)	9
Repurchase of common stock	(355)	(1,388)
Cash dividends paid to non-controlling interests	(8)	—
Contributions from non-controlling interests	1	—
Cash dividends paid	(310)	(311)
Net cash provided by (used in) financing activities	1,997	(1,600)
Increase (decrease) in cash, cash equivalents and restricted cash	1,914	(1,295)
Cash, cash equivalents and restricted cash at beginning of period	4,076	5,084
Cash, cash equivalents and restricted cash at end of period	$5,990	$3,789
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
Three Months Ended April 30, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at January 31, 2020	1,292,903	$13	$28,287	$(7,411)	$(3,700)	$17,189	$54	$17,243
Net loss				(821)		(821)	2	(819)
Other comprehensive income					75	75		75
Comprehensive (loss) income						(746)	2	(744)
Stock-based compensation expense			68			68		68
Tax withholding related to vesting of employee stock plans			(6)			(6)		(6)
Issuance of common stock in connection with employee stock plans and other	1,279		—			—		—
Repurchases of common stock	(11,929)		(142)			(142)		(142)
Cash dividends declared ($0.12 per share)				(153)		(153)	(8)	(161)
Balance at April 30, 2020	1,282,253	$13	$28,207	$(8,385)	$(3,625)	$16,210	$48	$16,258

	Common Stock
Six Months Ended April 30, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2019	1,294,369	$13	$28,444	$(7,632)	$(3,727)	$17,098	$51	$17,149
Net loss				(488)		(488)	4	(484)
Other comprehensive income					145	145		145
Comprehensive (loss) income						(343)	4	(339)
Stock-based compensation expense			161			161		161
Tax withholding related to vesting of employee stock plans			(78)			(78)		(78)
Issuance of common stock in connection with employee stock plans and other	12,640		26	1		27	1	28
Repurchases of common stock	(24,756)		(346)			(346)		(346)
Cash dividends declared ($0.24 per share)				(309)		(309)	(8)	(317)
Effects of adoption of accounting standard updates (1)				43	(43)	—		—
Balance at April 30, 2020	1,282,253	$13	$28,207	$(8,385)	$(3,625)	$16,210	$48	$16,258

(1) Represents the impact of the adoption of an accounting standard update that allows for the reclassification of stranded tax effects from accumulated other comprehensive loss to accumulated deficit.

	Common Stock
Three Months Ended April 30, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at January 31, 2019	1,378,105	$14	$29,607	$(8,034)	$(3,294)	$18,293	$42	$18,335
Net earnings				419		419	1	420
Other comprehensive income					114	114		114
Comprehensive income						533	1	534
Stock-based compensation expense			74			74		74
Tax withholding related to vesting of employee stock plans			(5)			(5)		(5)
Issuance of common stock in connection with employee stock plans and other	4,014		29			29		29
Repurchases of common stock	(35,887)	(1)	(575)			(576)		(576)
Cash dividends declared ($0.1125 per share)				(150)		(150)		(150)
Balance at April 30, 2019	1,346,232	$13	$29,130	$(7,765)	$(3,180)	$18,198	$43	$18,241

	Common Stock
Six Months Ended April 30, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2018	1,423,303	$14	$30,342	$(5,899)	$(3,218)	$21,239	$35	$21,274
Net earnings				596		596	8	604
Other comprehensive income					38	38		38
Comprehensive income						634	8	642
Stock-based compensation expense			151			151		151
Tax withholding related to vesting of employee stock plans			(50)			(50)		(50)
Issuance of common stock in connection with employee stock plans and other	12,667		57			57		57
Repurchases of common stock	(89,738)	(1)	(1,370)			(1,371)		(1,371)
Cash dividends declared ($0.225 per share)				(300)		(300)		(300)
Effects of adoption of accounting standard updates(1)				(2,162)		(2,162)		(2,162)
Balance at April 30, 2019	1,346,232	$13	$29,130	$(7,765)	$(3,180)	$18,198	$43	$18,241

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
Basis of Presentation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of April 30, 2020 and October 31, 2019, its results of operations for the three and six months ended April 30, 2020 and 2019, its cash flows for the six months ended April 30, 2020 and 2019, and its statements of stockholders' equity for the three and six months ended April 30, 2020 and 2019.
The results of operations for the three and six months ended April 30, 2020 and the cash flows for the six months ended April 30, 2020 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2019, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Subsequent Event
On May 19, 2020, the Board of Directors of HPE approved a cost optimization and prioritization plan (the “Plan”) in order to focus HPE’s investments and realign the workforce to areas of growth and measures to simplify and evolve its product portfolio strategy, go-to-market configurations, supply chain structures, digital customer support model and marketing experiences, and real estate strategies. HPE expects that the Plan will be implemented through fiscal year 2022 and estimates it will include gross savings of at least $1.0 billion as a result of changes to the company’s workforce, real estate model and business process improvements, with the Plan expected to deliver annualized net run-rate savings of at least $800 million by the end of fiscal year 2022, in both cases relative to HPE’s fiscal year 2019 exit. In order to achieve this level of cost savings, HPE estimates cash funding payments between $1.0 billion to $1.3 billion over the next three years.
Segment Realignment and Reclassifications
Effective at the beginning of the first quarter of fiscal 2020, HPE implemented certain organizational changes to align its segment financial reporting more closely with its current business structure. As a result of these organizational changes, HPE replaced the Hybrid IT reportable segment (and the Compute, Storage and HPE Pointnext business units within it) with four new financial reporting segments: Compute, High Performance Compute & Mission-Critical Systems ("HPC & MCS"), Storage, and Advisory and Professional Services ("A & PS").
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
Use of Estimates
The preparation of financial statements requires management to make estimates, judgements and assumptions that affect the amounts reported in the Company's Condensed Consolidated Financial Statements and accompanying notes. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the novel coronavirus pandemic ("COVID-19") could have on our significant accounting estimates. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates, judgements and assumptions may evolve as conditions change. Actual results could differ materially from these estimates under different assumptions or conditions.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued guidance to provide temporary optional expedients and exceptions through December 31, 2022 to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). This guidance was effective upon issuance, as a result the Company adopted the guidance in the second quarter of fiscal 2020 and there was no financial impact on the Condensed Consolidated Financial Statements upon adoption.
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
The adoption of the standard had no impact on the Company's Condensed Consolidated Statements of Earnings and Condensed Consolidated Statements of Cash Flows or debt-covenant compliance under its current agreements. Refer to Note 7 “Accounting for Leases as a Lessee” for accounting policy and additional information.
Recently Enacted Accounting Pronouncements
In March 2020, the FASB issued clarifications relating to its existing guidance on financial instruments. Some clarifications included in this amendment are effective upon issuance and these do not have an impact on HPE’s current accounting practice. For those clarifications that affect the guidance relating to measurement of credit losses, the Company is required to adopt the guidance in the first quarter of fiscal 2021. The Company is currently evaluating the impact of these amendments on its Condensed Consolidated Financial Statements.
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
In August 2018, the FASB issued guidance which changes the disclosure requirements for fair value measurements and defined benefit pension plans. The Company is required to adopt the guidance in the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently evaluating the impact of these amendments however, the Company does not expect the guidance to have an impact on its Consolidated Financial Statements.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
High Performance Compute & Mission-Critical Systems. HPE's HPC & MCS portfolio offers workload-optimized servers designed to support specific use cases. The HPC portfolio includes the HPE Apollo and Cray products that are sold as supercomputing systems to support data-intensive workloads for high performance computing, data analytics and artificial intelligence applications. The MCS portfolio includes the HPE Superdome Flex, HPE Nonstop and HPE Integrity product lines for critical applications such as payments and transaction processing that require high availability, fault-tolerant computing infrastructure. The HPC & MCS segment also includes the Edge Compute business which consists of the HPE Moonshot and HPE Edgeline products for computing at the network edge. HPC & MCS offerings also include operational services, transformation projects, professional services and support services. HPC & MCS products can also be purchased through on-premises flexible consumption models, such as HPE GreenLake.

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
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
expense related to corporate and certain global functions, amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster charges (recovery), acquisition, disposition and other related charges.
Segment Operating Results
Segment net revenue and segment operating results were as follows:

	Compute	HPC & MCS	Storage	A & PS	Intelligent Edge	Financial Services	Corporate Investments	Total
	In millions
Three months ended April 30, 2020
Net revenue	$2,534	$564	$1,060	$236	$661	$830	$124	$6,009
Intersegment net revenue	106	25	26	1	4	3	—	165
Total segment net revenue	$2,640	$589	$1,086	$237	$665	$833	$124	$6,174
Segment earnings (loss) from operations	$125	$33	$145	$2	$73	$75	$(28)	$425
Three months ended April 30, 2019
Net revenue	$3,193	$696	$1,303	$258	$681	$894	$125	$7,150
Intersegment net revenue	125	25	15	2	4	2	—	173
Total segment net revenue	$3,318	$721	$1,318	$260	$685	$896	$125	$7,323
Segment earnings (loss) from operations	$307	$92	$244	$(14)	$36	$77	$(29)	$713
Six months ended April 30, 2020
Net revenue	$5,497	$1,380	$2,295	$478	$1,376	$1,687	$245	$12,958
Intersegment net revenue	154	32	41	2	9	5	—	243
Total segment net revenue	$5,651	$1,412	$2,336	$480	$1,385	$1,692	$245	$13,201
Segment earnings (loss) from operations	$411	$82	$371	$—	$143	$148	$(55)	$1,100
Six months ended April 30, 2019
Net revenue	$6,702	$1,424	$2,640	$497	$1,387	$1,810	$243	$14,703
Intersegment net revenue	191	76	34	4	3	5	—	313
Total segment net revenue	$6,893	$1,500	$2,674	$501	$1,390	$1,815	$243	$15,016
Segment earnings (loss) from operations	$647	$190	$498	$(46)	$60	$154	$(57)	$1,446

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliation of segment operating results to Hewlett Packard Enterprise Condensed Consolidated Financial statements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	In millions
Net Revenue:
Total segments	$6,174	$7,323	$13,201	$15,016
Eliminations of intersegment net revenue	(165)	(173)	(243)	(313)
Total Hewlett Packard Enterprise condensed consolidated net revenue	$6,009	$7,150	$12,958	$14,703
(Loss) earnings before taxes:
Total segment earnings from operations	$425	$713	$1,100	$1,446
Unallocated corporate costs and eliminations	(48)	(64)	(100)	(114)
Unallocated stock-based compensation expense	(12)	(15)	(33)	(29)
Amortization of initial direct costs	(3)	—	(6)	—
Amortization of intangible assets	(84)	(69)	(204)	(141)
Impairment of goodwill	(865)	—	(865)	—
Transformation costs	(200)	(54)	(289)	(132)
Disaster (charges) recovery	(22)	7	(22)	7
Acquisition, disposition and other related charges	(25)	(84)	(67)	(147)
Interest and other, net	(68)	(18)	(87)	(69)
Tax indemnification adjustments	(35)	4	(56)	223
Non-service net periodic benefit credit	36	17	73	33
(Loss) earnings from equity interests	(10)	3	23	18
Total Hewlett Packard Enterprise consolidated (loss) earnings before taxes	$(911)	$440	$(533)	$1,095

Total assets by segment and the reconciliation of segment assets to Hewlett Packard Enterprise consolidated total assets were as follows:

	As of
	April 30, 2020	October 31, 2019
	In millions
Compute(1)	$15,884	$14,066
HPC & MCS(2)	6,006	6,819
Storage	7,137	7,214
A & PS	491	440
Intelligent Edge	3,537	3,318
Financial Services	14,702	14,700
Corporate Investments	505	461
Corporate and unallocated assets	6,253	4,785
Total Hewlett Packard Enterprise consolidated assets	$54,515	$51,803

(1) As of April 30, 2020, Compute segment asset increase was due primarily to a higher inventory and higher cash allocated from the issuance of Hewlett Packard Enterprise Senior Notes. For more information on Hewlett Packard Enterprise Senior Notes, see Note 12 “Borrowings”.
(2) HPC & MCS segment asset decrease was due primarily to a partial goodwill impairment charge recorded in the second quarter of fiscal 2020, as it was determined that the fair value of the HPC & MCS reporting unit was below the carrying value of its net assets. For more information on the impairment of goodwill, see Note 9 “Goodwill”.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company’s net revenue by geographic region was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	In millions
Americas:
United States	$1,906	$2,184	$4,224	$4,685
Americas excluding U.S.	410	483	878	987
Total Americas	2,316	2,667	5,102	5,672
Europe, Middle East and Africa	2,198	2,727	4,758	5,637
Asia Pacific and Japan	1,495	1,756	3,098	3,394
Total Hewlett Packard Enterprise consolidated net revenue	$6,009	$7,150	$12,958	$14,703

Note 3: HPE Next
The Company extended the HPE Next initiative to fiscal year 2021 in order to mitigate recent global developments and the evolving economic uncertainty. With this extension, the Company expects to incur expenses related to streamlining, upgrading and simplifying back-end operations as it implements further cost take-out actions designed to deliver incremental savings. These costs are expected to be partially offset by gains from real estate sales.
Transformation Costs
During the three and six months ended April 30, 2020, the Company incurred $200 million and $289 million of net charges which were recorded within Transformation costs in the Condensed Consolidated Statements of Earnings. During the three and six months ended April 30, 2019, the Company incurred $55 million and $138 million of net charges, of which $54 million and $132 million were recorded within Transformation costs, and $1 million and $6 million were recorded within Non-service net periodic benefit credit, in the Condensed Consolidated Statements of Earnings, respectively.

	Three months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019
	In millions
Program management(1)	$7	$9	$18	$20
IT costs	18	26	46	53
Restructuring charges	164	18	248	51
Loss (gain) on real estate sales	4	(7)	(37)	(7)
Other	7	9	14	21
Total	$200	$55	$289	$138

(1)Primarily consists of consulting fees and other direct costs attributable to the design and implementation of the HPE Next initiative.
Restructuring Plan
On October 16, 2017, the Company's Board of Directors approved a restructuring plan in connection with the HPE Next initiative (the "HPE Next Plan") and on September 20, 2018, the Company's Board of Directors approved a revision to that restructuring plan. As a result of the revision to the plan, cost amounts and total headcount exits were revised and the completion of the workforce reductions was extended to fiscal year 2020. The changes to the workforce will vary by country, based on business needs, local legal requirements and consultations with employee work councils and other employee representatives, as appropriate.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2019	$178	$42
Charges	211	37
Cash payments	(211)	(20)
Non-cash items	(2)	(7)
Liability as of April 30, 2020	$176	$52
Total costs incurred to date, as of April 30, 2020	$1,131	$163
Total costs expected to be incurred, as of April 30, 2020	$1,200	$180
As of April 30, 2020 and October 31, 2019, the current restructuring liability related to the HPE Next Plan, reported in Accrued restructuring in the Condensed Consolidated Balance Sheets, was $177 million and $164 million, respectively. The non-current restructuring liability related to the HPE Next Plan, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of April 30, 2020 and October 31, 2019 was $51 million and $56 million, respectively.
Note 4: Retirement Benefit Plans
The Company's net pension benefit cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings for the three and six months ended April 30, 2020 and 2019, was as follows:

	Three months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019
	In millions
Service cost	$23	$21	$46	$42
Interest cost(1)	35	56	71	111
Expected return on plan assets(1)	(134)	(130)	(269)	(260)
Amortization and deferrals(1):
Actuarial loss	65	60	129	117
Prior service benefit	(4)	(4)	(7)	(8)
Net periodic benefit (credit) cost	(15)	3	(30)	2
Settlement loss(1)	1	1	1	6
Special termination benefits(1)	1	1	1	1
Net benefit (credit) cost	$(13)	$5	$(28)	$9

(1)These non-service components of net periodic benefit cost were included in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
The Company's effective tax rate was 9.9% and 4.8% for the three months ended April 30, 2020 and 2019, respectively, and 8.4% and 45.6% for the six months ended April 30, 2020 and 2019, respectively. The effective tax rates for the three and six months ended April 30, 2020 differed from the statutory tax rate due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world, tax rate changes, and the effects of the non-deductible goodwill impairment. The effective tax rates for the three and six months ended April 30, 2019 were significantly impacted by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the remainder of fiscal 2020 due to the uncertain economic impact of COVID-19 on the Company's operating results.
For the three and six months ended April 30, 2020, the Company recorded $151 million and $167 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended April 30, 2020, this amount

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
primarily included $57 million of income tax benefits related to Indian distribution tax rate changes, $48 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, and $35 million of income tax benefits related to the change in pre-Separation tax liabilities for which the Company shares joint and several liability with HP Inc. and for which the Company is indemnified by HP Inc. For the six months ended April 30, 2020, the amount primarily included $57 million of income tax benefits related to Indian distribution tax rate changes, $56 million of income tax benefits related to the change in pre-Separation tax liabilities for which the Company shares joint and several liability with HP Inc. and for which the Company is indemnified by HP Inc., and $48 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges.
For the three and six months ended April 30, 2019, the Company recorded $45 million of net income tax benefits and $383 million of net income tax charges, respectively, related to various items discrete to the period. For the three months ended April 30, 2019, this amount primarily included $27 million of income tax benefits on restructuring charges, and acquisition, disposition and other related charges and $24 million of income tax benefits related to changes in U.S. federal and state valuation allowances as a result of impacts of the Tax Act, partially offset by $10 million of income tax charges related to the change in pre-Separation tax liabilities for which the Company shared joint and several liability with HP Inc. For the six months ended April 30, 2019, the amount primarily included $351 million of income tax charges related to changes in U.S. federal and state valuation allowances as a result of impacts of the Tax Act, $44 million of income tax charges related to the change in pre-Separation tax liabilities for which the Company shares a joint and several liability with HP Inc., and $40 million of income tax charges related to future withholding tax costs on distributions of earnings, partially offset by $57 million of income tax benefits on restructuring charges, and acquisition, disposition and other related charges.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted into law in response to COVID-19. The CARES Act, among other things, provides tax relief to businesses, including the deferral of certain payroll taxes, relief for retaining employees, and other income tax provisions. In addition to the CARES Act, governments around the world are also enacting comparable legislation to address COVID-19 economic impacts. The effects of these legislative changes were not material to the Condensed Consolidated Financial Statements for the three and six months ended April 30, 2020.
Uncertain Tax Positions
As of April 30, 2020 and October 31, 2019, the amount of unrecognized tax benefits was $2.2 billion and $2.3 billion, respectively, of which up to $705 million and $772 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods.
The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Benefit (provision) for taxes in the Condensed Consolidated Statements of Earnings. The Company recognized $20 million of interest income and $6 million of interest expense for the three months ended April 30, 2020 and 2019, respectively, and $25 million of interest income and $31 million of interest expense for the six months ended April 30, 2020 and 2019, respectively. As of April 30, 2020 and October 31, 2019, the Company had $104 million and $129 million, respectively, recorded for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company does not expect complete resolution of any audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving intercompany transactions, joint and several tax liabilities and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $77 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2020	October 31, 2019
	In millions
Deferred tax assets	$1,520	$1,515
Deferred tax liabilities	(253)	(311)
Deferred tax assets net of deferred tax liabilities	$1,267	$1,204

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6: Balance Sheet Details
Balance sheet details were as follows:
Cash, cash equivalents and restricted cash

	As of
	April 30, 2020	October 31, 2019
	In millions
Cash and cash equivalents	$5,131	$3,753
Restricted cash(1)	859	323
Cash, cash equivalents and restricted cash	$5,990	$4,076

(1) The Company includes restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
Inventory

	As of
	April 30, 2020	October 31, 2019
	In millions
Finished goods	$1,371	$1,198
Purchased parts and fabricated assemblies	2,105	1,189
Total	$3,476	$2,387
Property, Plant and Equipment

	As of
	April 30, 2020	October 31, 2019
	In millions
Land	$93	$241
Buildings and leasehold improvements	1,941	2,196
Machinery and equipment, including equipment held for lease	9,515	9,464
	11,549	11,901
Accumulated depreciation	(5,961)	(5,847)
Total	$5,588	$6,054
Warranties
The Company's aggregate product warranty liability as of April 30, 2020, and changes were as follows:

Six Months Ended April 30, 2020
In millions
Balance at beginning of period	$400
Charges	117
Adjustments related to pre-existing warranties	(2)
Settlements made	(122)
Balance at end of period	$393
Contract balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	April 30, 2020	October 31, 2019
	In millions
Accounts receivable, net
Accounts receivable	$2,438	$2,782
Unbilled receivables	210	206
Allowance for doubtful accounts	(38)	(31)
Total	$2,610	$2,957

Contract Liabilities
Contract liabilities consist of deferred revenue. The aggregate balance of current and non-current deferred revenue was $6.0 billion as of both April 30, 2020 and October 31, 2019. During the six months ended April 30, 2020, approximately $2.1 billion of the deferred revenue as of October 31, 2019 was recognized as revenue.
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
Remaining performance obligations consist of deferred revenue. As of April 30, 2020, the aggregate amount of remaining performance obligations was $6.0 billion. The Company expects to recognize approximately 34% of this amount as revenue over the remaining fiscal year.
Costs to Obtain a Contract
As of April 30, 2020, the current and non-current portions of the capitalized costs to obtain a contract were $51 million and $74 million, which were included in Other current assets and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheet. As of October 31, 2019, the current and non-current portions of the capitalized costs to obtain a contract were $49 million and $74 million. For the three and six months ended April 30, 2020, the Company amortized $14 million and $28 million, respectively, of capitalized costs to obtain a contract which are included in Selling, general and administrative expense. For the three and six months ended April 30, 2019, the Company amortized $12 million and $22 million, respectively, of capitalized costs to obtain a contract.
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
Components of lease cost included in the Condensed Consolidated Statement of Earnings were as follows:

	Three Months Ended April 30, 2020	Six Months Ended April 30, 2020
	In millions
Operating lease cost	$61	$119
Finance lease cost	2	4
Sublease rental income	(16)	(32)
Total lease cost	$47	$91
During the six months ended April 30, 2020, the Company recorded $40 million of net gain from a sale and leaseback transaction. During the three months ended April 30, 2020, there were no sale and leaseback transactions.
The ROU assets and lease liabilities for operating and finance leases included on the Hewlett Packard Enterprise Condensed Consolidated Balance Sheet were as follows:

	Balance Sheet Classification	As of April 30, 2020
		In millions
Operating Leases
ROU Assets	Long-term financing receivables and other assets	$1,032
Lease Liabilities:
Operating lease liabilities - current	Other accrued liabilities	$197
Operating lease liabilities - non-current	Other non-current liabilities	917
Total operating lease liabilities		$1,114

Finance Leases
Finance lease ROU Assets:	Property, plant and equipment
Gross finance lease ROU assets		$53
Less: Accumulated depreciation		(2)
Net finance lease ROU assets		$51
Lease Liabilities:
Finance lease liabilities - current	Notes payable and short-term borrowings	$4
Finance lease liabilities - non-current	Long-term debt	55
Total finance lease liabilities		$59

Total ROU assets		$1,083
Total lease liabilities		$1,173
The weighted-average remaining lease term and the weighted-average discount rate for the operating and finance leases were as follows:

	As of April 30, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.4	10.0
Weighted-average discount rate	2.7%	3.5%
Supplemental cash flow information related to leases was as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Cash Flow Statement Activity	Six Months Ended April 30, 2020
		In millions
Cash outflows from operating leases	Net cash used in operating activities	$118
ROU assets obtained in exchange for new operating lease liabilities	Non-cash activities	$203
The following tables shows the future payments on the Company's operating and finance leases:

	As of April 30, 2020
	Operating Leases	Finance Leases
Fiscal year	In millions
Remainder of fiscal 2020	$116	$3
2021	194	6
2022	175	6
2023	158	7
2024	135	7
Thereafter	444	41
Total future lease payments	$1,222	$70
Less: imputed interest	(108)	(11)
Total lease liabilities	$1,114	$59

As of April 30, 2020, the Company entered into operating leases that have not yet commenced of $210 million that are not yet recorded on the Condensed Consolidated Balance Sheets. These operating leases will commence between Fiscal 2020 and 2022 with lease terms of 1 year to 15 years.
Prior to the adoption of the new lease standard, the future minimum lease commitments on the Company's operating and finance leases were:

	As of October 31, 2019
	Operating Leases	Finance Leases
	In millions
Fiscal year
2020	$233	$6
2021	187	6
2022	164	7
2023	149	6
2024	127	7
Thereafter	541	41
Total	$1,401	$73

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

	As of
	April 30, 2020	October 31, 2019
	In millions
Minimum lease payments receivable	$9,051	$9,070
Unguaranteed residual value	342	336
Unearned income	(715)	(754)
Financing receivables, gross	8,678	8,652
Allowance for doubtful accounts	(126)	(131)
Financing receivables, net	8,552	8,521
Less: current portion(1)	(3,630)	(3,572)
Amounts due after one year, net(1)	$4,922	$4,949

(1)The Company includes the current portion in Financing receivables, net of allowance for doubtful accounts, and amounts due after one year, net in Long-term financing receivables and other assets, in the accompanying Condensed Consolidated Balance Sheets.
Scheduled maturities of the Company's minimum lease payments receivable were as follows:

As of
April 30, 2020
Fiscal year	In millions
Remainder of fiscal 2020	$2,357
2021	2,955
2022	2,013
2023	1,092
2024	489
Thereafter	145
Total undiscounted cash flows	$9,051
Present value of lease payments (recognized as finance receivables)	$8,286
Difference between undiscounted cash flows and discounted cash flows	$765

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Prior to the adoption of the new lease standard, scheduled maturities of the Company's minimum lease payments receivable were as follows:

As of
October 31, 2019
Fiscal year	In millions
2020	$3,939
2021	2,449
2022	1,555
2023	752
2024	306
Thereafter	69
Total	$9,070
Sale of Financing Receivables
During the six months ended April 30, 2020 and 2019, the Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the six months ended April 30, 2020 and 2019, the Company sold $50 million and $73 million, respectively, of financing receivables.
Credit Quality Indicators
The credit risk profile of gross financing receivables, based on internal risk ratings, was as follows:

	As of
	April 30, 2020	October 31, 2019
	In millions
Risk Rating:
Low	$4,458	$4,432
Moderate	3,960	3,933
High	260	287
Total	$8,678	$8,652
Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB– or higher, while accounts rated moderate risk generally have the equivalent of BB+ or lower. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of impairment.
Allowance for Doubtful Accounts
The allowance for doubtful accounts for financing receivables as of April 30, 2020 and October 31, 2019 and the respective changes during the six and twelve months then ended were as follows:

	As of
	April 30, 2020	October 31, 2019
	In millions
Balance at beginning of period	$131	$120
Provision for doubtful accounts	12	33
Write-offs	(17)	(22)
Balance at end of period	$126	$131

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	April 30, 2020	October 31, 2019
	In millions
Gross financing receivables collectively evaluated for loss	$8,239	$8,255
Gross financing receivables individually evaluated for loss(1)	439	397
Total	$8,678	$8,652
Allowance for financing receivables collectively evaluated for loss	$85	$84
Allowance for financing receivables individually evaluated for loss	41	47
Total	$126	$131

(1)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	April 30, 2020	October 31, 2019
	In millions
Billed:(1)
Current 1-30 days	$404	$301
Past due 31-60 days	60	62
Past due 61-90 days	40	15
Past due > 90 days	104	88
Unbilled sales-type and direct-financing lease receivables	8,070	8,186
Total gross financing receivables	$8,678	$8,652
Gross financing receivables on non-accrual status(2)	$303	$276
Gross financing receivables 90 days past due and still accruing interest(2)	$136	$121

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2020	October 31, 2019
	In millions
Equipment leased to customers	$7,018	$7,185
Accumulated depreciation	(3,131)	(3,101)
Total	$3,887	$4,084

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

As of
April 30, 2020
Fiscal year	In millions
Remainder of fiscal 2020	$972
2021	1,424
2022	702
2023	188
2024	34
Thereafter	2
Total	$3,322
If a lease is classified as an operating lease, the Company records lease revenue on a straight line basis over the lease term. At commencement of an operating lease, initial direct costs are deferred and are expensed over the lease term on the same basis as the lease revenue is recorded.
The following table presents amounts included in the Condensed Consolidated Statement of Earnings related to lessor activity:

	Three Months Ended April 30, 2020	Six Months Ended April 30, 2020
	In millions
Sales-type leases and direct financing leases:
Interest income	$115	$228
Lease income - operating leases	608	1,233
Total lease income	$723	$1,461
Variable Interest Entities
In February 2020 and September 2019, the Company issued asset-backed debt securities under a fixed-term securitization program to private investors. The asset-backed debt securities are collateralized by the U.S. fixed-term financing receivables and leased equipment in the offering, which is held by a Special Purpose Entity (“SPE”). The SPE meets the definition of a Variable Interest Entity ("VIE") and is consolidated, along with the associated debt, into the Condensed Consolidated Financial Statements as the Company is the primary beneficiary of the VIE. The SPE is a bankruptcy-remote legal entity with separate assets and liabilities. The purpose of the SPE is to facilitate the funding of customer receivables and leased equipment in the capital markets.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the assets and liabilities held by the consolidated VIE as of April 30, 2020, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of
	April 30, 2020	October 31, 2019
Assets held by VIE	In millions
Other current assets	$50	$76
Financing receivables
Short-term	$359	$194
Long-term	$407	$229
Property, plant and equipment	$507	$303
Liabilities held by VIE
Notes payable and short-term borrowings, net of unamortized debt issuance costs	$610	$385
Long-term debt, net of unamortized debt issuance costs	$627	$370

Note 9: Goodwill
The following table represents the change in carrying value of goodwill, by reportable segment, for six months ended April 30, 2020:

	Compute	HPC & MCS	Storage	Intelligent Edge	Financial Services	Total
	In millions
Balance at October 31, 2019	$7,532	$4,478	$4,158	$1,994	$144	$18,306
Goodwill impairment	—	(865)	—	—	—	(865)
Goodwill adjustments	—	2	1	—	—	3
Balance at April 30, 2020	$7,532	$3,615	$4,159	$1,994	$144	$17,444

Effective at the beginning of the first quarter of fiscal 2020, the Company's operations were realigned into seven segments for financial reporting purposes. The Company's reporting units containing goodwill are consistent with the reportable segments identified in Note 2, "Segment Information". As a result of this realignment, the Company performed an interim quantitative goodwill impairment test for the new segments as of November 1, 2019, which did not result in any goodwill impairment charges.
On March 31, 2020, due to the macroeconomic impacts of COVID-19 on the Company's current and projected future results of operations, the Company determined that an indicator of potential impairment existed to require an interim quantitative goodwill impairment test for its reporting units.
Based on the results of this interim quantitative impairment test, the fair value of the HPC & MCS reporting unit was below the carrying value of net assets assigned to HPC & MCS. The decline in the fair value of the HPC & MCS reporting unit resulted from macroeconomic impacts of COVID-19 which lowered the projected revenue growth rates and profitability levels of the reporting unit. The fair value of the HPC & MCS reporting unit was based on a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows which we consider to be a level 3 unobservable input in the fair value hierarchy. The Company prepares cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration our historical performance and the current macroeconomic industry and market conditions. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, the Company estimates fair value based on market multiple earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. The Company weights the fair value derived from the market approach depending on the level of comparability of these publicly traded companies to the reporting unit.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Prior to the quantitative goodwill impairment test, the Company tested the recoverability of long-lived assets and other assets of the HPC & MCS reporting unit and concluded that such assets were not impaired. The quantitative goodwill impairment test indicated that the carrying value of the HPC & MCS reporting unit exceeds its fair value by $865 million. As a result, the Company recorded a partial goodwill impairment charge of $865 million in the second quarter of fiscal 2020. The HPC & MCS reporting unit has a remaining goodwill allocation of $3.6 billion as of April 30, 2020.
While the other reporting units were negatively impacted by COVID-19, their fair values continued to exceed the carrying value of their net assets and did not result in impairment. In order to evaluate the sensitivity of the estimated fair value of other reporting units for the quantitative goodwill impairment test, the Company applied a hypothetical 10% reduction to the estimated fair value of each of these other reporting units. Based on the results of this hypothetical 10% reduction to the estimated fair value, each of these other reporting units had an excess of fair value over carrying value of their net assets. However, should economic conditions deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows for each of our reporting units may be insufficient to support the carrying value and the goodwill assigned to them, requiring impairment charges, including additional impairment charges for the HPC & MCS reporting unit. Further impairment charges, if any, may be material to our results of operations and financial position. See Part II, Item 1A, Risk Factors for a discussion of the potential impacts of COVID-19 on the fair value of our assets.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2020				As of October 31, 2019
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$2,945	$—	$2,945	$—	$803	$—	$803
Money market funds	521	—	—	521	859	—	—	859
Foreign bonds	—	85	—	85	7	126	—	133
Other debt securities	—	—	22	22	—	—	32	32
Derivative Instruments:
Interest rate contracts	—	246	—	246	—	73	—	73
Foreign exchange contracts	—	641	—	641	—	392	—	392
Other derivatives	—	9	—	9	—	3	—	3
Total assets	$521	$3,926	$22	$4,469	$866	$1,397	$32	$2,295
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$5	$—	$5	$—	$11	$—	$11
Foreign exchange contracts	—	85	—	85	—	136	—	136
Other derivatives	—	1	—	1	—	—	—	—
Total liabilities	$—	$91	$—	$91	$—	$147	$—	$147
During the six months ended April 30, 2020, there were no transfers between levels within the fair value hierarchy.
Other Fair Value Disclosures
Short-Term and Long-Term Debt: At April 30, 2020 and October 31, 2019, the estimated fair value of the Company's short-term and long-term debt was $17.3 billion and $14.6 billion, respectively. At April 30, 2020 and October 31, 2019, the carrying value of the Company's short-term and long-term debt was $16.7 billion and $13.8 billion, respectively.
In the second quarter of fiscal 2020, the Company recorded a goodwill impairment charge of $865 million associated with the HPC & MCS reporting unit. The fair value of the Company's reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. For more information on the goodwill impairment, see Note 9 "Goodwill".

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of April 30, 2020			As of October 31, 2019
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
	In millions
Cash Equivalents:
Time deposits	$2,945	$—	$2,945	$803	$—	$803
Money market funds	521	—	521	859	—	859
Total cash equivalents	3,466	—	3,466	1,662	—	1,662
Available-for-Sale Debt Investments:
Foreign bonds	76	9	85	110	23	133
Other debt securities	21	1	22	32	—	32
Total available-for-sale debt investments	97	10	107	142	23	165
Total cash equivalents and available-for-sale debt investments	$3,563	$10	$3,573	$1,804	$23	$1,827
As of April 30, 2020 and October 31, 2019, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions in the U.S. as of April 30, 2020 and outside the U.S. as of October 31, 2019. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of available-for-sale debt investments were as follows:

	April 30, 2020
	Amortized Cost	Fair Value
	In millions
Due in more than five years	$97	$107
	$97	$107
Equity securities investments in privately held companies are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. The carrying amount of those without readily determinable fair values amounted to $278 million and $190 million at April 30, 2020 and October 31, 2019, respectively. The carrying amount of those marketable equity securities with readily determinable fair value amounted to $25 million as of April 30, 2020. The Company did not have any marketable equity securities with readily determinable fair value as of October 31, 2019.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Consolidated Balance Sheets. These amounted to $2.3 billion at April 30, 2020 and October 31, 2019.
The Company did not recognize any impairments on these equity investments during the six months ended April 30, 2020.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of April 30, 2020					As of October 31, 2019
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$6,850	$6	$240	$—	$—	$6,850	$—	$72	$11	$—
Cash flow hedges:
Foreign currency contracts	8,050	241	205	21	3	8,578	164	141	45	27
Interest rate contracts	500	—	—	5	—	500	—	1	—	—
Net investment hedges:
Foreign currency contracts	1,757	60	75	2	1	1,766	31	36	18	10
Total derivatives designated as hedging instruments	17,157	307	520	28	4	17,694	195	250	74	37
Derivatives not designated as hedging instruments
Foreign currency contracts	5,836	45	15	56	2	6,398	17	3	33	3
Other derivatives	91	9	—	1	—	97	3	—	—	—
Total derivatives not designated as hedging instruments	5,927	54	15	57	2	6,495	20	3	33	3
Total derivatives	$23,084	$361	$535	$85	$6	$24,189	$215	$253	$107	$40
Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. The information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements were as follows:

	As of April 30, 2020
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$896	$—	$896	$83	$809	(1)	$4
Derivative liabilities	$91	$—	$91	$83	$3	(2)	$5

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

(1)Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of April 30, 2020, $3 million of collateral posted was entirely through re-use of counterparty collateral. As of October 31, 2019, $19 million of collateral posted was entirely by way of re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets relating to cumulative basis adjustments for fair value hedges were as follows;

	Carrying amount of the hedged assets/ (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/ (liabilities)
	As of		As of
	April 30, 2020	October 31, 2019	April 30, 2020	October 31, 2019
	In millions		In millions
Notes payable and short-term borrowings	$(3,005)	$(2,987)	$(6)	$11
Long-term debt	$(4,077)	$(3,908)	$(240)	$(72)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	Three months ended April 30, 2020	Three months ended April 30, 2019	Six months ended April 30, 2020	Six months ended April 30, 2019
	In millions
Derivatives in Cash Flow Hedging relationship
Foreign exchange contracts	$301	$128	$377	$162
Interest rate contracts	(5)	—	(6)	—
Derivatives in Net Investment Hedging relationship
Foreign exchange contracts	112	38	133	(5)
Total	$408	$166	$504	$157

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments on the Condensed Consolidated Statements of Earnings were as follows:

	Gains (Losses) Recognized in Income
	Three months ended April 30, 2020		Three months ended April 30, 2019		Six months ended April 30, 2020		Six months ended April 30, 2019
	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net
	In millions
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded	$6,009	$(68)	$7,150	$(18)	$12,958	$(87)	$14,703	$(69)
Gains (losses) on derivatives in fair value hedging relationships
Interest rate contracts
Hedged items	$—	$(156)	$—	$(60)	$—	$(185)	$—	$(218)
Derivatives designated as hedging instruments	—	156	—	60	—	185	—	218
Gains (losses) on derivatives in cash flow hedging relationships
Foreign exchange contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	48	166	46	22	74	209	126	75
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	99	—	108	—	45	—	(123)
Other derivatives	—	8	—	(3)	—	5	—	7
Total gains (losses)	$48	$273	$46	$127	$74	$259	$126	$(41)

Note 12: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of
	April 30, 2020	October 31, 2019
	In millions
Current portion of long-term debt	$4,192	$3,441
FS commercial paper	605	698
Notes payable to banks, lines of credit and other	365	286
Total	$5,162	$4,425

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
In February 2020, the Company issued $755 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.87%, payable monthly from April 2020 with a stated final maturity date of February 2030. As of April 30, 2020, the outstanding balance of the asset-backed debt securities was $704 million and future principal payments will be based on the underlying loan and lease payment streams. For more information on the asset-backed debt securities, see Note 8 “Accounting for Leases as a Lessor - Variable Interest Entities”.
In September 2019, the Company issued $763 million asset-backed debt securities in six tranches at a discount to par, at a weighted average price of 99.99% and a weighted average interest rate of 2.31%, payable monthly from November 2019 with a stated final maturity date of September 2029. As of April 30, 2020, the outstanding balance of the asset-backed debt securities was $541 million and future principal payments will be based on the underlying loan and lease payment streams.
Hewlett Packard Enterprise Senior Notes
On April 9, 2020, the Company completed its offering of $1.25 billion of 4.45% Senior Notes due October 2, 2023 (the “2023 Notes”) and $1.0 billion of 4.65% notes due October 1, 2024 (the “2024 Notes”). The Company will pay interest semi-annually on the 2023 Notes on each April 2 and October 2, beginning on October 2, 2020. The Company will pay interest semi-annually on the 2024 Notes on each April 1 and October 1, beginning on October 1, 2020. The net proceeds from these offering will be used for general corporate purposes, including to fund the repayment of the $3.0 billion outstanding principal amount of the 3.6% registered Notes due in October 2020.

Commercial Paper

Hewlett Packard Enterprise maintains two commercial paper programs, and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion which was increased from $4.0 billion in March 2020. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of April 30, 2020 and October 31, 2019, no borrowings were outstanding under Hewlett Packard Enterprise’s two commercial paper programs, and $605 million and $698 million, respectively, were outstanding under the subsidiary’s program.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 13: Stockholders' Equity
Taxes related to Other Comprehensive Income

	Three months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019
	In millions
Taxes on change in net unrealized gains (losses) on cash flow hedges:
Tax (provision) benefit on net unrealized gains (losses) arising during the period	$(22)	$(17)	$(32)	$(18)
Tax provision (benefit) on net (gains) losses reclassified into earnings	12	8	21	24
	(10)	(9)	(11)	6
Taxes on change in unrealized components of defined benefit plans:
Tax (provision) benefit on net unrealized (losses) gains arising during the period	—	(2)	—	8
Tax (provision) benefit on amortization of net actuarial loss and prior service benefit	(4)	(3)	(8)	(6)
Tax benefit (provision) on curtailments, settlements and other	5	2	—	(7)
	1	(3)	(8)	(5)
Tax benefit (provision) on change in cumulative translation adjustment	3	4	4	1
Tax (provision) benefit on other comprehensive income	$(6)	$(8)	$(15)	$2

Changes and reclassifications related to Other Comprehensive Income, net of taxes

	Three months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019
	In millions
Other comprehensive income, net of taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized (losses) gains arising during the period	$(8)	$3	$(6)	$5
(Gains) losses reclassified into earnings	(4)	—	(7)	(3)
	(12)	3	(13)	2
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	274	111	339	144
Net (gains) losses reclassified into earnings	(202)	(60)	(262)	(177)
	72	51	77	(33)
Change in unrealized components of defined benefit plans:
Net unrealized (losses) gains arising during the period	(8)	6	9	(39)
Amortization of net actuarial loss and prior service benefit	57	52	114	101
Curtailments, settlements and other	6	4	1	—
	55	62	124	62
Change in cumulative translation adjustment	(40)	(2)	(43)	7
Other comprehensive income, net of taxes	$75	$114	$145	$38

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The components of Accumulated other comprehensive loss, net of taxes as of April 30, 2020, and changes during the six months ended April 30, 2020 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$23	$53	$(3,366)	$(437)	$(3,727)
Effect of change in accounting principle (1)	—	(10)	—	(33)	(43)
Other comprehensive (loss) income before reclassifications	(6)	339	9	(43)	299
Reclassifications of (gains) losses into earnings	(7)	(262)	115	—	(154)
Balance at end of period	$10	$120	$(3,242)	$(513)	$(3,625)

(1)Reflects the adoption of the FASB guidance on stranded tax effects. Refer Note 1 for more information.
Share Repurchase Program
For the six months ended April 30, 2020, the Company repurchased and settled a total of 25.3 million shares under its share repurchase program through open market repurchases, which included 0.5 million shares that were unsettled open market repurchases as of October 31, 2019. As of April 30, 2020, the Company had no unsettled open market repurchases of shares. Shares repurchased during the six months ended April 30, 2020 were recorded as a $346 million reduction to stockholders' equity. As of April 30, 2020, the Company had a remaining authorization of $2.1 billion for future share repurchases.

On April 6, 2020, the Company announced that it suspended purchases under its share repurchase program in response to the global economic uncertainty that resulted from the worldwide spread of COVID-19.
Note 14: Net Earnings Per Share
The Company calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of restricted stock units, stock options, and performance-based awards.
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019
	In millions, except per share amounts
Numerator:
Net (loss) earnings	$(821)	$419	$(488)	$596
Denominator:
Weighted-average shares used to compute basic net EPS	1,291	1,367	1,295	1,384
Dilutive effect of employee stock plans	—	15	—	13
Weighted-average shares used to compute diluted net EPS	1,291	1,382	1,295	1,397
Net (loss) earnings per share:
Basic	$(0.64)	$0.31	$(0.38)	$0.43
Diluted	$(0.64)	$0.30	$(0.38)	$0.43
Anti-dilutive weighted-average stock awards(1)	48	2	48	3

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 15: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of Intellectual Property ("IP"), commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of April 30, 2020, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals aged 40 and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On September 20, 2017, the court granted the defendants' motion to compel arbitration and administratively closed the case pending resolution of the arbitration proceedings. On November 30, 2017, three named plaintiffs filed a single arbitration demand. Thirteen additional plaintiffs later joined the arbitration. On December 22, 2017, defendants filed a motion to (1) stay the case pending arbitrations and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand. On February 6, 2018, the court granted the motion to stay and denied the motion to enjoin. The claims of these sixteen arbitration named plaintiffs have been resolved. Additional opt-in plaintiffs were added to the litigation and these claims also were resolved as part of the arbitration process. The stay of the Forsyth class action has been lifted and a Third Amended Complaint was filed on January 7, 2020. Defendants filed a motion to dismiss the Third Amended Complaint on February 6, 2020. On May 18, 2020, the court issued an order granting in part and denying in part Defendants’ motion to dismiss. The court granted Plaintiffs leave to amend their complaint. The deadline for Plaintiffs to file a Fourth Amended Complaint is July 9, 2020.
Wall v. Hewlett Packard Enterprise Company and HP Inc. This certified California class action and Private Attorney General Act action was filed against Hewlett-Packard Company on January 17, 2012 and the fifth amended (and operative) complaint was filed against HP Inc. and Hewlett Packard Enterprise on June 28, 2016 in the Superior Court of California, County of Orange. The complaint alleges that the defendants paid earned incentive compensation late and failed to timely pay final wages in violation of the California Labor Code. On August 9, 2016, the court ordered the class certified without prejudice to a future motion to amend or modify the class certification order or to decertify. The scheduled January 22, 2018 trial date was vacated following the parties’ notification to the court that they had reached a preliminary agreement to resolve the dispute. The parties subsequently finalized and executed a settlement agreement and, on May 9, 2018, plaintiff filed a motion seeking preliminary approval of the settlement. On July 2, 2018, the court issued an order granting preliminary approval of the settlement. On December 21, 2018, the court issued an order granting final approval. A Qualified Settlement Fund has been fully funded and distributed to class members. On March 5, 2020, the Court signed an Amendment to Final Approval Order and Judgment, directing that the matter be closed.
Jackson, et al. v. HP Inc. and Hewlett Packard Enterprise. This putative nationwide class action was filed on July 24, 2017 in the United States District Court for the Northern District of California, San Jose Division. Plaintiffs purport to bring the lawsuit on behalf of themselves and other similarly situated African-Americans and individuals over the age of forty. Plaintiffs allege that defendants engaged in a pattern and practice of racial and age discrimination in lay-offs and promotions. Plaintiffs

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
filed an amended complaint on September 29, 2017. Plaintiffs seek damages, attorneys’ fees and costs, and declaratory and injunctive relief. On January 12, 2018, defendants moved to transfer the matter to the federal district court in the Northern District of Georgia. Defendants also moved to dismiss the claims on various grounds and to strike certain aspects of the proposed class definition. On July 11, 2018, the court granted defendants' motion to dismiss this action for improper venue, and also partially dismissed and struck certain claims without prejudice to re-filing in the appropriate venue. On July 23, 2018, plaintiffs re-filed their lawsuit in the United States District Court for the Northern District of Georgia. On August 9, 2018, Plaintiffs filed a notice of appeal of the dismissal of the Northern District of California action with the Ninth Circuit Court of Appeals. On August 15, 2018, Plaintiffs filed a motion to stay their lawsuit in the Northern District of Georgia, which was granted by the court. On February 7, 2020, Defendants resolved the claims of the individual plaintiffs and the matters were dismissed.
Hewlett-Packard Company v. Oracle (Itanium). On June 15, 2011, HP Inc. filed suit against Oracle in the Superior Court of California, County of Santa Clara in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.’s Itanium-based line of mission critical servers. HP Inc. asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. Trial was bifurcated into two phases. HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers. Phase 2 of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP Inc.’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeal rejected Oracle’s appeal. The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. approximately $3 billion in damages: $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP Inc. filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. On May 16, 2019, HP Inc. filed its application to renew the judgment. As of May 16, 2019, the renewed judgment is approximately $3.8 billion. Daily interest on the renewed judgment is now accruing at $1 million and will be recorded upon receipt. The parties have completed appellate briefing in the California Court of Appeal and are awaiting the scheduling of oral argument. Pursuant to the terms of the Separation and Distribution Agreement, HP Inc. and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the HP Inc. /Hewlett Packard Enterprise separation on November 1, 2015.
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition. Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix’s alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On June 14, 2018, the court heard oral argument on HPE's and Oracle's cross-motions for summary judgment. On January 29, 2019, the court granted HPE’s Motion for Summary Judgment as to all of Oracle’s claims and vacated the trial date. On February 20, 2019, the court entered judgment in favor of HPE, dismissing Oracle’s claims in their entirety. Oracle has appealed the trial court’s ruling to the United States Court of Appeals for the Ninth Circuit. Oracle’s opening brief was filed on July 29, 2019. HPE’s responsive brief was filed on September 27, 2019. Oracle’s reply brief was filed November 18, 2019. Oral argument has been scheduled before the United States Court of Appeals for the Ninth Circuit for June 8, 2020.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:
•COVID-19 Update. A discussion of our response to the novel coronavirus pandemic (“COVID-19”), including our efforts to protect the health and well-being of our workforce, community and customers.
•Overview.  A discussion of our business and summary analysis of financial and other highlights, including non-GAAP financial measures, affecting the Company in order to provide context to the remainder of the MD&A, financial statements and footnotes. The Overview analysis compares the three and six months ended April 30, 2020 to the prior-year periods.
•Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
•Results of Operations.  An analysis of our financial results comparing the three and six months ended April 30, 2020 to the prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.
•Liquidity and Capital Resources.  An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.
•Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions, cross-indemnifications with HP Inc. (formerly known as "Hewlett-Packard Company"), DXC Technology Company ("DXC"), and Micro Focus International plc ("Micro Focus") and off-balance sheet arrangements.
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
The following Overview, Results of Operations and Liquidity discussions and analysis compare the three and six months ended April 30, 2020 to the prior-year periods, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of April 30, 2020, unless otherwise noted.
        For purposes of this MD&A section, we use the terms "Hewlett Packard Enterprise", "HPE", the "Company", "we", "us" and "our" to refer to Hewlett Packard Enterprise Company.
COVID-19 UPDATE
The outbreak of COVID-19 has resulted in a global slowdown of economic activity including worldwide travel restrictions, prohibitions of non-essential work activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. Our financial results for the three months ended April 30, 2020 represent a full quarter of operating during the COVID-19 crisis. These dynamics had a significant impact on our financial performance this quarter as the pandemic intensified. We are currently unable to predict the extent to which COVID-19 may adversely impact our future business operations, financial performance and results of operations. The full extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for our enterprise technology solutions. For a further discussion of the risks,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

uncertainties and actions taken in response to COVID-19, see risks identified in the section entitled “ Risk Factors” in Part II, Item 1A.
The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, share repurchases, debt repayments and other liquidity requirements associated with its existing operations.
During this unprecedented time, our purpose as a company of advancing the way people live and work is more important than it has ever been. We have prioritized protecting the health and safety of our team members, supporting the global communities in which we live and work and supporting our customers and partners to help them adjust to new and emerging needs.
We implemented a global work-from-home policy until further notice, with the exception of team members performing essential activities necessary to maintain minimum business operations. We have also made additional education and support resources and personal protective supplies available to team members. In the event of a confirmed or probable case of COVID-19 among our team members and contractors, we have implemented a confidential reporting process to trace and notify close contacts—including third parties—that maintains the anonymity of all involved.
We also responded with important initiatives to address key needs created by the pandemic including:
•We launched special HPE Gives matching campaigns to provide team members with opportunities to make financial donations to global and local initiatives addressing COVID-19 that the HPE Foundation is matching dollar for dollar.
•Our Aruba networking capabilities have been deployed in drive-up and virtual healthcare clinics and in schools that are facilitating distance learning.
•Our high-performance computing ("HPC") solutions are helping scientists at leading research institutions speed up drug discovery with complex modeling, simulation, AI and machine learning capabilities.
•We joined forces with the U.S. government and other high tech companies to form the COVID-19 High Performance Computing Consortium giving COVID-19 researchers access to HPC resources.
•We also signed the Open COVID Pledge, granting free access to all of our patented technologies for the purpose of diagnosing, preventing, and treating the virus.
We are delivering relevant capabilities and experiences to aid our customers’ transformations as they navigate this challenging time. Our technology is enabling secure and productive operations in distributed and remote locations. Our unique intellectual property at the edge is Aruba Central, which is the industry’s only cloud-native, simple-to-use and secure platform that unifies network management for wired, wireless, and wide area networks, and soon 5G network. This allows organizations to manage and deliver the optimal experience at all of their edges. In addition, our HPE GreenLake business provides flexible as-a-service offerings reducing information technology complexity and increasing speed and innovation. In early May 2020, we announced the general availability of HPE GreenLake Central, our advanced cloud-native software platform that provides customers with a consistent cloud experience for all their applications and data, through an online operations console that runs, manages, and optimizes their entire hybrid cloud estate.
While we are actively working to mitigate the impact on our business and operations to address the near-term uncertainty, we are taking a number of actions to ensure HPE is well positioned to emerge stronger, more agile and digitally enabled for a post-COVID-19 world.
•On May 19, 2020, the Board of Directors of HPE (the "Board") approved a cost optimization and prioritization plan (the "Plan") in order to focus our investments, realign our workforce to areas of growth and simplify and evolve our product portfolio strategy, go-to-market configurations, supply chain structures, digital customer support model, marketing experiences, and real estate strategies. We expect that the Plan will be implemented through fiscal year 2022 and estimate that it will include gross savings of at least $1.0 billion as a result of changes to our workforce, real estate model and business process improvements, with the Plan being expected to deliver annualized net run-rate savings of at least $800 million by the end of fiscal year 2022, in both cases relative to our fiscal 2019 exit. In order to achieve this level of cost savings, we estimate cash funding payments between $1.0 billion to $1.3 billion over the next three years.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•On May 19, 2020, the Board approved temporary base salary adjustments or unpaid leave for certain employees beginning July 1, 2020 through the remainder of fiscal year 2020. In addition, we implemented cost containment measures across the Company, including restrictions on external hiring and salary increases through the end of our fiscal year.
•On April 9, 2020, we issued $2.25 billion aggregate principal amount of unsecured senior notes to enhance our liquidity and strengthen our capital. The net proceeds from this offering will be used for general corporate purposes, including the repayment of indebtedness.
•On April 6, 2020, we announced that we suspended purchases under our share repurchase program in response to the global economic uncertainty that resulted from the worldwide spread of COVID-19.
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
The following provides an overview of our key financial metrics by segment for the three months ended April 30, 2020, as compared to the prior-year period:

	HPE Consolidated	Compute	HPC & MCS	Storage	A & PS	Intelligent Edge	Financial Services	Corporate Investments
	Dollars in millions, except for per share amounts
Net revenue(1)	$6,009	$2,640	$589	$1,086	$237	$665	$833	$124
Year-over-year change %	(16.0)%	(20.4)%	(18.3)%	(17.6)%	(8.8)%	(2.9)%	(7.0)%	(0.8)%
(Loss) earnings from operations(2)	$(834)	$125	$33	$145	$2	$73	$75	$(28)
(Loss) earnings from operations as a % of net revenue	(13.9)%	4.7%	5.6%	13.4%	0.8%	11.0%	9.0%	(22.6)%
Year-over-year change percentage points	(20.0) pts	(4.6) pts	(7.2) pts	(5.1) pts	6.2 pts	5.7 pts	0.4 pts	0.6 pts
Net loss	$(821)
Diluted net loss per share	$(0.64)

Supplemental Non-GAAP information:
Non-GAAP earnings from operations	$365
Non-GAAP earnings from operations as a % of net revenue	6.1%
Non-GAAP net earnings	$285
Non-GAAP diluted net earnings per share	$0.22

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(1)HPE consolidated net revenue excludes intersegment net revenue.
(2)Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster (recovery) charges and acquisition, disposition and other related charges.
The following provides an overview of our key financial metrics by segment for the six months ended April 30, 2020, as compared to the prior-year period:

	HPE Consolidated	Compute	HPC & MCS	Storage	A & PS	Intelligent Edge	Financial Services	Corporate Investments
	Dollars in millions, except for per share amounts
Net revenue(1)	$12,958	$5,651	$1,412	$2,336	$480	$1,385	$1,692	$245
Year-over-year change %	(11.9)%	(18.0)%	(5.9)%	(12.6)%	(4.2)%	(0.4)%	(6.8)%	0.8%
(Loss) earnings from operations(2)	$(486)	$411	$82	$371	$—	$143	$148	$(55)
(Loss) earnings from operations as a % of net revenue	(3.8)%	7.3%	5.8%	15.9%	—%	10.3%	8.7%	(22.4)%
Year-over-year change percentage points	(9.9) pts	(2.1) pts	(6.9) pts	(2.7) pts	9.2 pts	6.0 pts	0.2 pts	1.1 pts
Net loss	$(488)
Diluted net loss per share	$(0.38)

Supplemental Non-GAAP information:
Non-GAAP earnings from operations	$967
Non-GAAP earnings from operations as a % of net revenue	7.5%
Non-GAAP net earnings	$860
Non-GAAP diluted net earnings per share	$0.66

(1)HPE consolidated net revenue excludes intersegment net revenue.
(2)Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster (recovery) charges and acquisition, disposition and other related charges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following table provides reconciliation of GAAP to non-GAAP measures for the three and six months ended April 30, 2020.

	Three Months Ended April 30, 2020	Diluted net earnings per share	Six Months Ended April 30, 2020	Diluted net earnings per share
	In millions		In millions
GAAP net loss	$(821)	$(0.64)	$(488)	$(0.38)
Non-GAAP adjustments:
Amortization of initial direct costs	3	—	6	—
Amortization of intangible assets	84	0.07	204	0.17
Impairment of goodwill	865	0.67	865	0.67
Transformation costs	200	0.15	289	0.22
Disaster charges	22	0.02	22	0.02
Acquisition, disposition and other related charges	25	0.02	67	0.05
Tax indemnification adjustments	35	0.03	56	0.04
Non-service net periodic benefit credit	(36)	(0.03)	(73)	(0.06)
Loss from equity interests(1)	37	0.03	74	0.06
Adjustments for taxes	(129)	(0.10)	(162)	(0.13)
Non-GAAP net earnings	$285	$0.22	$860	$0.66
GAAP loss from operations	$(834)		$(486)
Non-GAAP adjustments:
Amortization of initial direct costs	3		6
Amortization of intangible assets	84		204
Impairment of goodwill	865		865
Transformation costs	200		289
Disaster charges	22		22
Acquisition, disposition and other related charges	25		67
Non-GAAP earnings from operations	$365		$967

GAAP operating profit margin	(13.9)%		(3.8)%
Non-GAAP adjustments	20.0%		11.3%
Non-GAAP operating profit margin	6.1%		7.5%

GAAP Net revenue	$6,009		$12,958
GAAP Cost of Sales	4,095		8,762
GAAP Gross profit	$1,914		$4,196
Non-GAAP adjustments
Amortization of initial direct costs	$3		$6
Acquisition, disposition and other related charges(2)	$7		$27
Non-GAAP Gross Profit	$1,924		$4,229

GAAP gross profit margin	31.9%		32.4%
Non-GAAP adjustments	0.1%		0.2%
Non-GAAP gross profit margin	32.0%		32.6%

(1) Represents the amortization of basis difference adjustments related to the H3C divestiture.
(2) For the periods presented, amounts represent Acquisition, disposition and other related charges related to a non-cash inventory fair value adjustment in connection with the acquisition of Cray, Inc., which was included in Cost of Sales.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Non-GAAP financial measures
The non-GAAP financial measures presented are net revenue on a constant currency basis, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue), non-GAAP net earnings and non-GAAP diluted net earnings per share. These non-GAAP financial measures are used by management for purposes of evaluating our historical and prospective financial performance, as well as evaluating our performance relative to our competitors. These non-GAAP financial measures are not computed in accordance with, or as an alternative to, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to net revenue on a constant currency basis is net revenue. The GAAP measure most directly comparable to non-GAAP gross profit is gross profit. The GAAP measure most directly comparable to non-GAAP gross profit margin is gross profit margin. The GAAP measure most directly comparable to non-GAAP earnings from operations is earnings from operations. The GAAP measure most directly comparable to non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) is operating profit margin (Earnings from operations as a percentage of net revenue). The GAAP measure most directly comparable to non-GAAP net earnings is net earnings. The GAAP measure most directly comparable to non-GAAP diluted net earnings per share is diluted net earnings per share.
Net revenue on a constant currency basis assumes no change in the foreign exchange rate from the prior-year period. Non-GAAP gross profit margin is defined to exclude charges relating to the amortization of initial direct costs and certain acquisition, disposition and other related charges. Non-GAAP earnings from operations and non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) consist of earnings from operations excluding any charges relating to the amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster charges (recovery) and acquisition, disposition and other related charges. Non-GAAP net earnings and Non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges, as well as an adjustment to tax indemnification adjustments, non-service net periodic benefit credit, loss from equity interests, certain income tax valuation allowances and separation taxes, the impact of U.S. tax reform, structural rate adjustment and excess tax benefit from stock-based compensation. In addition, non-GAAP net earnings and non-GAAP diluted net earnings per share are adjusted by the amount of additional taxes or tax benefits associated with each non-GAAP item. We believe that excluding the items mentioned above from these non-GAAP financial measures allows management to better understand our consolidated financial performance in relation to the operating results of our segments. Management does not believe that the excluded items are reflective of ongoing operating results, and excluding them facilitates a more meaningful evaluation of our current operating performance in comparison to our peers. The excluded items can be inconsistent in amount and frequency and/or not reflective of the operational performance of the business.
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
We compensate for these limitations on the use of non-GAAP financial measures by relying primarily on our GAAP results and using non-GAAP financial measures only as a supplement. We also provide a reconciliation of each non-GAAP financial measure to its most directly comparable GAAP measure. We believe that providing net revenue on a constant currency basis, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP earnings from operations, non-GAAP operating profit margin, non-GAAP net earnings and non-GAAP diluted net earnings per share in addition to the related GAAP measures provides greater transparency to the information used in our financial and operational decision making and allows the reader of our Condensed Consolidated Financial Statements to see our financial results “through the eyes” of management.
Three months ended April 30, 2020 compared with three months ended April 30, 2019

The three months ended April 30, 2020 represented our first full quarter of operating under COVID-19, as such our results in the quarter were heavily impacted by the global pandemic on both the demand and the supply chain side of our business operations. The extent to which COVID-19 related events continue to affect our operational performance will depend primarily on the duration of lockdown actions taking place across the globe and access restrictions at customer sites, along with the time it takes for the demand environment to rebound.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net revenue decreased by $1.1 billion, or 16.0% (decreased 14.6% on a constant currency basis), for the three months ended April 30, 2020, as compared to the prior-year period, as each of our segments experienced a net revenue decline. From a segment perspective, the net revenue decline was primarily driven by decreases in Compute, Storage and HPC & MCS. The net revenue decline in Compute was pronounced as we experienced supply chain constraints and with customer acceptance challenges due to lockdown actions taking place across the globe related to COVID-19 and competitive pricing pressures. Storage net revenue was impacted by the aforementioned COVID-19 related events coupled with uneven demand and lower revenue from the expiration of a one-time legacy contract. HPC & MCS also experienced COVID-19 related challenges, in particular with performing on-site installations and meeting customer acceptance milestones given lockdown constraints and delays with order fulfillment. Net revenue declined in HPE Financial Services due to a decrease in rental revenue due to lower average operating lease assets and unfavorable currency fluctuations. COVID-19 related constraints also contributed to the relatively small net revenue decline we experienced in A & PS. Net revenue declined in the Intelligent Edge segment due to unfavorable currency fluctuations and market weakness in the switching products sector of the market.
We experienced supply chain challenges related to the unfavorable impact of COVID-19. Our gross profit margin was 31.9% ($1.9 billion) and 32.2% ($2.3 billion) for the three months ended April 30, 2020 and 2019, respectively, representing a decline of 0.3 percentage points. The decline in the gross profit margin was due to multiple factors led by competitive pricing pressures, the scale of the net revenue decline which resulted in higher fixed overhead costs as a percentage of net revenue and higher supply chain costs related to COVID-19, partially offset by our continued shift to higher margin products and services and lower variable compensation expense. Our operating profit margin was (13.9%) and 6.1% for the three months ended April 30, 2020 and 2019, respectively, representing a decline of 20.0 percentage points. The decrease was due primarily to a goodwill impairment charge of $865 million impacting our HPC & MCS segment due in part to market conditions and business trends caused by the impact of COVID-19 and higher transformation costs.
Six months ended April 30, 2020 compared with six months ended April 30, 2019
Net revenue decreased by $1.7 billion, or 11.9% (decreased 10.7% on a constant currency basis), for the six months ended April 30, 2020, as compared to the prior-year period. In the first three months of fiscal 2020, we experienced a net revenue decline due to weak market demand along with commodity and North American manufacturing capacity constraints. The second quarter of fiscal 2020 represented our first full quarter of operating under COVID-19 and as such our financial results were heavily impacted by the global pandemic on both the demand and the supply-chain side of our business operations.
From a segment perspective, the net revenue decrease for the first six months of fiscal 2020, as compared to the prior year period was primarily driven by declines in Compute and Storage. The net revenue decline in Compute was pronounced as we experienced a combination of factors including supply chain and customer acceptance constraints due to COVID-19 along with commodity and manufacturing capacity constraints, and competitive pricing pressures. Storage net revenue was primarily impacted by uneven demand, supply chain and customer acceptance constraints related to COVID-19 along with lower revenue from the expiration of a one-time legacy contract. Financial services net revenue was impacted due to a decrease in rental revenue due to lower average operating lease assets and unfavorable currency fluctuations. HPC & MCS experienced a net revenue decline from the impact of COVID-19 related challenges, in particular with completing on-site installations and meeting customer acceptance milestones given lockdown constraints taking place across the globe, partially offset by the addition of revenue from the acquisition of Cray Inc. (“Cray”) in the fourth quarter of fiscal 2019. COVID-19 related constraints also contributed to the relatively small net revenue declines we experienced in the A & PS and Intelligent Edge segments.
We experienced supply chain challenges related to the unfavorable impact of COVID-19. Gross profit margin was 32.4% ($4.2 billion) and 31.6% ($4.7 billion) for the six months ended April 30, 2020 and 2019, respectively. The 0.8 percentage point increase to the gross profit margin was primarily driven by our overall shift to higher margin products and services along with improved service delivery costs, lower commodity costs and lower variable compensation expense. Our operating profit margin was (3.8%) and 6.1% for the six months ended April 30, 2020 and 2019, respectively, representing a decrease of 9.9 percentage points. The decrease was due to an increase in operating expenses as a percentage of net revenue partially offset by the gross profit margin increase. The increase in operating expenses was due to the goodwill impairment charge impacting our HPC & MCS segment, in part due to market conditions and business trends caused by the impact of COVID-19 and higher transformation costs.
As of April 30, 2020, cash, cash equivalents and restricted cash were $6.0 billion, representing an increase of approximately $1.9 billion from the October 31, 2019 balance of $4.1 billion. The increase was due primarily to the following: proceeds from debt, net of repayments and issuance costs of $2.7 billion and net financial collateral received of $562 million

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

partially offset by share repurchases and cash dividend payments of $665 million and investments in property, plant and equipment, net of sales proceeds, of $608 million.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that COVID-19 could have on our significant accounting estimates. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates, judgements and assumptions may evolve as conditions change. Management believes that there have been no significant changes during the six months ended April 30, 2020, with the exception of certain accounting policies that were updated resulting from our adoption of the new leasing standard (See Note 1 in Item 1, "Overview and Summary of Significant Accounting Policies"), to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30,				Six months ended April 30,
	2020		2019		2020		2019
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$6,009	100.0%	$7,150	100.0%	$12,958	100.0%	$14,703	100.0%
Cost of sales	4,095	68.1	4,845	67.8	8,762	67.6	10,052	68.4
Gross profit	1,914	31.9	2,305	32.2	4,196	32.4	4,651	31.6
Research and development	450	7.5	457	6.4	935	7.2	923	6.3
Selling, general and administrative	1,109	18.4	1,214	16.9	2,327	17.9	2,425	16.4
Amortization of intangible assets	84	1.5	69	0.9	204	1.6	141	0.9
Impairment of goodwill	865	14.4	—	—	865	6.7	—	—
Transformation costs	200	3.3	54	0.8	289	2.3	132	0.9
Disaster charges (recovery)	22	0.4	(7)	(0.1)	22	0.2	(7)	—
Acquisition, disposition and other related charges	18	0.3	84	1.2	40	0.3	147	1.0
(Loss) earnings from operations	(834)	(13.9)	434	6.1	(486)	(3.8)	890	6.1
Interest and other, net	(68)	(1.1)	(18)	(0.3)	(87)	(0.7)	(69)	(0.5)
Tax indemnification adjustments	(35)	(0.6)	4	0.1	(56)	(0.4)	223	1.5
Non-service net periodic benefit credit	36	0.6	17	0.3	73	0.6	33	0.2
(Loss) earnings from equity interests	(10)	(0.2)	3	—	23	0.2	18	0.1
(Loss) earnings before taxes	(911)	(15.2)	440	6.2	(533)	(4.1)	1,095	7.4
Benefit (provision) for taxes	90	1.5	(21)	(0.3)	45	0.3	(499)	(3.3)
Net (loss) earnings	$(821)	(13.7)%	$419	5.9%	$(488)	(3.8)%	$596	4.1%

Stock-based compensation expense is included within costs and expenses presented in the table above as follows:

	Three months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019
	In millions
Cost of sales	$9	$11	$22	$23
Research and development	19	19	46	40
Selling, general and administrative	39	44	92	86
Transformation costs	—	—	—	2
Acquisition, disposition and other related charges	1	—	1	—
Stock-based compensation expense	$68	$74	$161	$151

During the three months ended April 30, 2020 the Company reversed $20 million of previously recognized compensation costs for the performance based awards that are no longer probable of vesting.
Net Revenue
For the three months ended April 30, 2020, as compared to the prior-year period, total net revenue decreased by $1.1 billion, or 16.0% (decreased 14.6% on a constant currency basis). U.S. net revenue decreased by $278 million, or 12.7%, to $1.9 billion, and net revenue from outside of the U.S. decreased by $863 million, or 17.4%, to $4.1 billion. For the six months ended April 30, 2020, as compared to the prior-year period, total net revenue decreased by $1.7 billion, or 11.9% (decreased 10.7% on a constant currency basis). U.S. net revenue decreased by $461 million, or 9.8%, to $4.2 billion, and net revenue from outside of the U.S. decreased by $1.3 billion, or 12.8%, to $8.7 billion.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The components of the weighted net revenue change by segment were as follows:

	Three months ended April 30, 2020	Six months ended April 30, 2020
	Percentage points
Compute	(9.5)	(8.6)
Storage	(3.2)	(2.3)
HPC & MCS	(1.9)	(0.6)
Financial Services	(0.9)	(0.8)
A & PS	(0.3)	(0.1)
Intelligent Edge	(0.3)	—
Corporate Investments/Other (1)	0.1	0.5
Total HPE	(16.0)	(11.9)

(1) Other primarily relates to the elimination of intersegment net revenue.
Three months ended April 30, 2020 compared with three months ended April 30, 2019
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Compute net revenue declined due primarily to supply chain constraints and customer acceptance challenges related to COVID-19, and competitive pricing pressures;
•HPC & MCS net revenue decreased due to challenges performing on-site installations and meeting customer acceptance milestones, and delays with order fulfillment related to COVID-19 and lower services attach;
•Storage net revenue decreased due primarily to uneven demand, and supply chain constraints and customer acceptance challenges due to COVID-19 and lower revenue from the expiration of a one-time legacy contract;
•A & PS net revenue decreased due primarily to demand weakness and delivery delays in Europe and America given lockdown restrictions due to COVID-19;
•Intelligent Edge net revenue decreased due primarily to unfavorable foreign currency fluctuations, market weakness for switching products and lower revenue from software; and
•HPE Financial Services net revenue decreased due primarily to a decrease in rental revenue due to lower average operating lease assets and unfavorable currency fluctuations.
Six months ended April 30, 2020 compared with six months ended April 30, 2019
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Compute net revenue declined due primarily to multiple factors including supply chain and customer acceptance constraints from COVID-19, commodity and manufacturing capacity constraints, and competitive pricing pressures;
•HPC & MCS net revenue decreased due to challenges performing on-site installations and meeting customer acceptance milestones, and delays with order fulfillment related to COVID-19, unfavorable large deal linearity, and lower services attach;
•Storage net revenue decreased due primarily to uneven demand, supply chain and customer acceptance constraints partially related to COVID-19, commodity and North American manufacturing capacity constraints. and lower revenue from the expiration of a one-time legacy contract;
•A & PS net revenue decreased due primarily to demand weakness and delivery delays in Europe and America due to lockdown restrictions related to COVID-19 ;
•Intelligent Edge net revenue decreased due primarily to unfavorable foreign currency fluctuations and lower revenue from switching products driven by market weakness; and
•HPE Financial Services net revenue decreased due primarily to a decrease in rental revenue due to lower average operating lease assets, unfavorable currency fluctuation, and lower lease equipment buyout revenue.
A more detailed discussion of segment revenue is included under "Segment Information" below.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Gross Profit
For the three months ended April 30, 2020, as compared to the prior-year period, total gross profit margin decreased 0.3 percentage points. The decline in gross profit margin was due to multiple factors led by competitive pricing pressures, the scale of the net revenue decline which resulted in higher fixed overhead costs as a percentage of net revenue and higher supply chain costs related to COVID-19. These increases were partially offset by our continued shift to higher margin products and services and lower variable compensation expense.
For the six months ended April 30, 2020, as compared to the prior-year period, total gross margin increased 0.8 percentage points. The gross margin increase was primarily due to a favorable mix of revenue from higher margin products and services along with improved service delivery costs, lower commodity costs and lower variable compensation expense. These increases were partially offset primarily by competitive pricing pressures and supply chain costs related to COVID-19.
Research and Development
Research and development ("R&D") expense decreased by $7 million or 2% for the three months ended April 30, 2020, as compared to the prior-year period, due primarily to lower variable compensation expense, partially offset by on-going expenses from business acquisitions.
Research and development ("R&D") expense increased by $12 million or 1% for the six months ended April 30, 2020, as compared to the prior-year period, due primarily to on-going expenses from business acquisitions, partially offset by lower variable compensation expense.
Selling, General and Administrative
Selling, general and administrative expense decreased by $105 million or 9%, and by $98 million or 4% for the three and six months ended April 30, 2020, respectively, as compared to the prior-year periods, due primarily to lower variable compensation expense, favorable currency fluctuations, partially offset by on-going expenses from business acquisitions.
Amortization of Intangible Assets
Amortization of intangible assets increased by $15 million or 22%, for the three months ended April 30, 2020, as compared to the prior-year period, due to an increase in the amortization of intangible assets from recent business acquisitions, partially offset by certain intangible assets associated with prior acquisitions reaching the end of their amortization period.
Amortization of intangible assets increased by $63 million or 45%, for the six months ended April 30, 2020, as compared to the prior-year period, due to an increase in the amortization of intangible assets from recent acquisitions and the write-off of certain intangible assets, partially offset by certain intangible assets associated with prior acquisitions reaching the end of their amortization period.
Impairment of Goodwill
The Company recorded a partial goodwill impairment charge of $865 million in the second quarter of fiscal 2020 as it was determined that the fair value of the HPC & MCS reporting unit was below the carrying value of its net assets.
While the other reporting units were negatively impacted by COVID-19, their fair values continued to exceed the carrying value of their net assets and did not result in impairment. In order to evaluate the sensitivity of the estimated fair value of other reporting units for the quantitative goodwill impairment test, the Company applied a hypothetical 10% reduction to the estimated fair value of each of these other reporting units. Based on the results of this hypothetical 10% reduction to the estimated fair value, each of these other reporting units had an excess of fair value over carrying value of their net assets. However, should economic conditions deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows for each of our reporting units may be insufficient to support the carrying value and the goodwill assigned to them, requiring impairment charges, including additional impairment charges for the HPC & MCS reporting unit. Further impairment charges, if any, may be material to our results of operations and financial position. See Part II, Item 1A, Risk Factors for a discussion of the potential impacts of COVID-19 on the fair value of our assets.
Transformation Costs
HPE Next transformation costs increased by $146 million or 270%, and by $157 million or 119%, for the three and six months ended April 30, 2020, respectively, as compared to the prior-year periods, due to higher restructuring costs, partially offset by higher gains from the sale of real estate during the six months ended April 30, 2020.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Given an uncertain business environment, in March 2020, the Company announced the extension of the HPE Next initiative to fiscal 2021.
Disaster charges (recovery)
Disaster charges for the three and six months ended April 30, 2020, represent direct costs resulting from COVID-19 for HPE hosted, co-hosted, or sponsored events which were converted to a virtual format or cancelled. For the three and six months ended April 30, 2019, disaster recovery amounts represent insurance recoveries in relation to damage to our facilities in Houston, Texas due to Hurricane Harvey in fiscal 2017.
Acquisition, Disposition and Other Related Charges
Acquisition, disposition and other related charges decreased by $66 million or 79%, and by $107 million or 73%, for the three and six months ended April 30, 2020, respectively, as compared with the prior-year periods, due primarily to higher costs in the prior-year period for legal fees and disposition activities, partially offset by recent business acquisition costs related to retention bonuses and integration activities.
Interest and Other, Net
Interest and other, net expense increased by $50 million for the three months ended April 30, 2020, as compared with the prior-year period, due primarily to unfavorable currency fluctuations. Interest and other, net expense increased by $18 million for the six months ended April 30, 2020, as compared with the prior-year period, due primarily to unfavorable currency fluctuations and higher net interest expense, partially offset by a gain on the sale of certain assets in the current year.
Tax Indemnification Adjustments
We recorded tax indemnification expense of $35 million and tax indemnification income of $4 million for the three months ended April 30, 2020 and 2019, respectively, and tax indemnification expense of $56 million and tax indemnification income of $223 million for the six months ended April 30, 2020 and 2019, respectively. For the three and six months ended April 30, 2020, the amount resulted from changes in certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc. and for which we are indemnified by HP Inc. For the six months ended April 30, 2019, the amount was due primarily to the effects of U.S. tax reform on tax attributes related to fiscal periods prior to the Separation.
Non-service net periodic benefit
Non-service net periodic benefit credit increased by $19 million and $40 million for the three and six months ended April 30, 2020, respectively, as compared with the prior-year period, due primarily to lower interest rates.
(Loss) earnings from Equity Interests
Earnings from equity interests primarily represents our 49% interest in H3C Technologies' ("H3C") earnings and the amortization of our interest in a basis difference. For the three months ended April 30, 2020, earnings from equity interests decreased by $13 million, as compared to the prior-year period, due to lower net income earned by H3C. For the six months ended April 30, 2020, earnings from equity interests increased by $5 million, as compared to the prior-year period, due to higher net income earned by H3C.
Provision for Taxes
Our effective tax rate was 9.9% and 4.8% for the three months ended April 30, 2020 and 2019, respectively, and 8.4% and 45.6% for the six months ended April 30, 2020, and 2019, respectively. The effective tax rates for the three and six months ended April 30, 2020 differed from the statutory tax rate due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world, tax rate changes, and the effects of the non-deductible goodwill impairment. The effective tax rates for the three and six months ended April 30, 2019 were significantly impacted by the Tax Act. Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the remainder of fiscal 2020 due to the uncertain economic impact of COVID-19 on our operating results.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•we created the Compute segment consisting of the general purpose server and workload optimized server portfolios that were previously a part of the Hybrid IT-Compute business unit and the related operational services business that was previously a part of the Hybrid IT-HPE Pointnext business unit;
• we created the HPC & MCS segment consisting of the high performance compute, mission-critical systems and edge compute offerings that were previously a part of the Hybrid IT-Compute business unit and the related operational services business that was previously a part of the Hybrid IT-HPE Pointnext business unit;
•we created the Storage segment consisting of the former Hybrid IT-Storage business unit and the related operational services business that was previously a part of the Hybrid IT-HPE Pointnext business unit and the hyperconverged infrastructure products that were previously a part of the Hybrid IT-Compute business unit;
•we created the A & PS segment consisting of the consultative-led services that were previously a part of the Hybrid IT-HPE Pointnext business unit; and
•we transferred the DC Networking operational services business that was previously a part of the Hybrid IT-HPE Pointnext business unit to the Intelligent Edge segment.
As a result of these realignments, our operations are now organized into seven segments for financial reporting purposes: Compute, HPC & MCS, Storage, A & PS, Intelligent Edge, FS, and Corporate Investments.
For additional information related to these realignments and for a description of the products and services for each segment, see Note 2, "Segment Information".
Compute

	Three months ended April 30,
	2020	2019	% Change
	Dollars in millions
Net revenue	$2,640	$3,318	(20.4)%
Earnings from operations	$125	$307	(59.3)%
Earnings from operations as a % of net revenue	4.7%	9.3%

	Six months ended April 30,
	2020	2019	% Change
	Dollars in millions
Net revenue	$5,651	$6,893	(18.0)%
Earnings from operations	$411	$647	(36.5)%
Earnings from operations as a % of net revenue	7.3%	9.4%

Three months ended April 30, 2020 compared with three months ended April 30, 2019
Compute net revenue decreased by $678 million, or 20.4% (decreased 19.1% on a constant currency basis), for the three months ended April 30, 2020 as compared to the prior-year period.
Net revenue in Compute was impacted by supply chain constraints and customer acceptance challenges given lockdown actions taking place across the globe related to COVID-19 and competitive pricing pressures. As a result, Compute experienced a decline in unit shipments and lower average unit selling prices.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Compute earnings from operations as a percentage of net revenue decreased 4.6 percentage points for the three months ended April 30, 2020, as compared to the prior-year period, due to an increase in cost of products and services as a percentage of net revenue and an increase in operating expenses as a percentage of net revenue. The increase to cost of products as a percentage of net revenue was due primarily to competitive pricing pressures and increased supply chain logistic costs resulting from COVID-19, partially offset by lower commodity costs and variable compensation expense. The increase in operating expense as a percentage of net revenue was due to the scale of the net revenue decline while total operating expenses declined year-over-year due primarily to lower variable compensation expense and restricted discretionary spending during the period on travel and hiring due to COVID-19. These declines were partially offset by higher field selling costs.
Six months ended April 30, 2020 compared with six months ended April 30, 2019
Compute net revenue decreased by $1.2 billion or 18.0% (decreased 16.8% on a constant currency basis), for the six months ended April 30, 2020, as compared to the prior-year period.
In the second quarter of fiscal 2020, as compared to the prior-year period, net revenue in Compute was impacted by supply chain and customer acceptance constraints given lockdown actions taking place across the globe related to COVID-19, and competitive pricing pressures. In the first quarter of fiscal 2020, as compared to the prior-year period, Compute experienced challenges with commodity and North American manufacturing capacity constraints. As a result, for the first six months of fiscal 2020, as compared to the prior-year period, Compute experienced a decline in unit shipments and average unit selling prices.
Compute earnings from operations as a percentage of net revenue decreased 2.1 percentage points for the six months ended April 30, 2020, as compared to the prior-year period due primarily to an increase in operating expenses as a percentage of net revenue while the total cost of products and services as a percentage of net revenue was mostly unchanged. The increase in operating expense as a percentage of net revenue was due to the scale of the net revenue decline while total operating expenses declined year-over-year due primarily to lower variable compensation expense partially offset by higher field selling costs. The cost of products and services as a percentage of net revenue remained mostly unchanged as competitive pricing pressures and higher supply chain logistics costs were offset by a combination of lower commodity costs, variable compensation expense and mix of Tier-1 server sales.
HPC & MCS

	Three Months Ended April 30,
	2020	2019	% Change
	Dollars in millions
Net revenue	$589	$721	(18.3)%
Earnings from operations	$33	$92	(64.1)%
Earnings from operations as a % of net revenue	5.6%	12.8%

	Six Months Ended April 30,
	2020	2019	% Change
	Dollars in millions
Net revenue	$1,412	$1,500	(5.9)%
Earnings from operations	$82	$190	(56.8)%
Earnings from operations as a % of net revenue	5.8%	12.7%
Three months ended April 30, 2020 compared with three months ended April 30, 2019
HPC & MCS net revenue decreased by $132 million, or 18.3% (decreased 17.8% on a constant currency basis), for the three months ended April 30, 2020, as compared to the prior-year period.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net revenue in HPC & MCS decreased due to challenges performing on-site installations and meeting customer acceptance milestones, and delays with order fulfillment as a result of supply chain constraints due to COVID-19. Additionally, lower services attachment resulting from historical hardware revenue declines also contributed to the net revenue decline. These decreases were partially offset by the addition of revenue resulting from the acquisition of Cray which continues to perform consistent with our expectations.
HPC & MCS earnings from operations as a percentage of net revenue decreased 7.2 percentage points for the three months ended April 30, 2020, as compared to the prior-year period, due to an increase in operating expenses as a percentage of net revenue, partially offset by lower cost of products and services as a percentage of net revenue. The increase in operating expenses as a percentage of net revenue was due to the scale of the net revenue decline and the increase in total operating expenses due to the addition of expenses resulting from the acquisition of Cray. The decrease in cost of products and services as a percentage of net revenue was due primarily to a higher mix of lower-cost MCS product and a higher mix of lower-cost services, and lower variable compensation expense.
Six months ended April 30, 2020 compared with six months ended April 30, 2019
HPC & MCS net revenue decreased by $88 million, or 5.9% (decreased 5.4% on a constant currency basis), for the six months ended April 30, 2020, as compared to the prior-year period.
Net revenue decreased due to challenges performing on-site installations and meeting customer acceptance milestones, and delays with order fulfillment as a result of supply chain constraints from COVID-19, unfavorable large deal linearity, and lower services attachment resulting from historical hardware revenue declines. These decreases were partially offset by the addition of revenue resulting from Cray which continues to perform consistent with our expectations.
HPC & MCS earnings from operations as a percentage of net revenue decreased 6.9 percentage points for the six months ended April 30, 2020, as compared to the prior-year period, due to an increase to operating expenses as a percentage of net revenue partially offset by lower cost of products and services as a percentage of net revenue. The increase in operating expenses as a percentage of net revenue was due to the addition of expenses resulting from the acquisition of Cray. The decrease in cost of products and services as a percentage of net revenue was due primarily to lower variable compensation expense, a higher mix of lower-cost MCS products and a higher mix of services.
Storage

	Three Months Ended April 30,
	2020	2019	% Change
	Dollars in millions
Net revenue	$1,086	$1,318	(17.6)%
Earnings from operations	$145	$244	(40.6)%
Earnings from operations as a % of net revenue	13.4%	18.5%

	Six Months Ended April 30,
	2020	2019	% Change
	Dollars in millions
Net revenue	$2,336	$2,674	(12.6)%
Earnings from operations	$371	$498	(25.5)%
Earnings from operations as a % of net revenue	15.9%	18.6%

Three months ended April 30, 2020 compared with three months ended April 30, 2019
Storage net revenue decreased by $232 million or 17.6% (decreased 16.4% on a constant currency basis), for the three months ended April 30, 2020 as compared to the prior-year period.
Net revenue in Storage was impacted by uneven demand and supply chain constraints and customer acceptance challenges given lockdown actions taking place across the globe related to COVID-19 and lower revenue from the expiration of a one-time legacy contract. Partially offsetting the net revenue decline was higher revenue from Big Data and Storage services.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Storage earnings from operations as a percentage of net revenue decreased 5.1 percentage points for the three months ended April 30, 2020, as compared to the prior-year period, due to an increase in cost of product as a percentage of net revenue and an increase in operating expenses as a percentage of net revenue. The increase in cost of product as a percentage of net revenue was due primarily to the scale of the net revenue decline which resulted in higher fixed overhead costs as a percentage of net revenue, and competitive pricing pressure, the effects of which were partially offset by lower variable compensation expense and lower cost of services. The increase in operating expense as a percentage of net revenue was due primarily to the scale of the net revenue decline, while total operating expenses declined during the period due to restrictions on travel and hiring due to COVID-19 and lower variable compensation expense.
Six months ended April 30, 2020 compared with six months ended April 30, 2019
Storage net revenue decreased by $338 million or 12.6% (decreased 11.4% on a constant currency basis), for the six months ended April 30, 2020, as compared to the prior-year period.
Net revenue in Storage was impacted by uneven demand, and supply chain and customer acceptance constraints in the first half of fiscal 2020, coupled with commodity and North American manufacturing capacity constraints in the first quarter of fiscal 2020. Additionally, lower revenue from the expiration of a one-time legacy contract contributed to the net revenue decline. Partially offsetting the net revenue decrease was revenue growth from Big Data and Storage services.
Storage earnings from operations as a percentage of net revenue decreased 2.7 percentage points for the six months ended April 30, 2020, as compared to the prior-year period, due to an increase in operating expenses as a percentage of net revenue, partially offset by a decrease in cost of product and services as a percentage of net revenue. The increase in operating expenses as a percentage of net revenue was due primarily to the scale of the net revenue decline, which was partially offset by lower variable compensation expense and lower field selling costs. The decrease in the cost of product and services as a percentage of net revenue was due primarily to lower commodity costs, lower cost of services as a result of delivery efficiencies and lower variable compensation expense.

A & PS

	Three Months Ended April 30,
	2020	2019	% Change
	Dollars in millions
Net revenue	$237	$260	(8.8)%
Earnings (loss) from operations	$2	$(14)	114.3%
Earnings (loss) from operations as a % of net revenue	0.8%	(5.4)%

	Six Months Ended April 30,
	2020	2019	% Change
	Dollars in millions
Net revenue	$480	$501	(4.2)%
Earnings (loss) from operations	$—	$(46)	100.0%
Earnings (loss) from operations as a % of net revenue	—%	(9.2)%

Three months ended April 30, 2020 compared with three months ended April 30, 2019
A & PS net revenue decreased by $23 million, or 8.8% (decreased 7.7% on a constant currency basis), for the three months ended April 30, 2020 as compared to the prior-year period.
The decrease in A & PS net revenue was due primarily to demand weakness and delivery delays in Europe and the Americas regions given the lockdown actions and constraints taking place across the globe as a result of COVID-19 partially offset by strength in the Asia Pacific and Japan region driven by strong revenue growth in Japan.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

A & PS earnings from operations as a percentage of net revenue improved 6.2 percentage points for the three months ended April 30, 2020, as compared to the prior-year period, due to lower cost of services as a percentage of net revenue coupled with a decrease in operating expenses as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue was due primarily to lower variable compensation expense and improved service delivery and overhead efficiencies. The decrease to operating expenses as a percentage of net revenue was due primarily to a reduction in field selling costs.
Six months ended April 30, 2020 compared with six months ended April 30, 2019
A & PS net revenue decreased by $21 million, or 4.2% (decreased 3.8% on a constant currency basis), for the six months ended April 30, 2020 as compared to the prior-year period.
The decrease in A & PS net revenue was due primarily to demand weakness and delivery delays in Europe and the Americas regions given the lockdown actions and constraints taking place across the globe as a result of COVID-19 partially offset by strength in the Asia Pacific and Japan region driven by strong revenue growth in Japan.
A & PS earnings from operations as a percentage of net revenue improved 9.2 percentage points for the six months ended April 30, 2020, as compared to the prior-year period, due to lower cost of services as a percentage of net revenue coupled with a decrease in operating expenses as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue was due primarily to improved service delivery and overhead efficiencies. The decrease to operating expenses as a percentage of net revenue was due primarily to a reduction in research and development and field selling costs.
Intelligent Edge

	Three Months Ended April 30,
	2020	2019	% Change
	Dollars in millions
Net revenue	$665	$685	(2.9)%
Earnings from operations	$73	$36	102.8%
Earnings from operations as a % of net revenue	11.0%	5.3%

	Six Months Ended April 30,
	2020	2019	% Change
	Dollars in millions
Net revenue	$1,385	$1,390	(0.4)%
Earnings from operations	$143	$60	138.3%
Earnings from operations as a % of net revenue	10.3%	4.3%

Three months ended April 30, 2020 compared with three months ended April 30, 2019
Intelligent Edge net revenue decreased by $20 million, or 2.9% (decreased 1.6% on a constant currency basis), for the three months ended April 30, 2020, as compared to the prior-year period.
The decrease in Intelligent Edge net revenue was due primarily to unfavorable foreign currency fluctuations, market weakness for switching products and lower software net revenue, partially offset by an increase in net revenue from service renewals and WLAN products in North America.
Intelligent Edge earnings from operations as a percentage of net revenue increased 5.7 percentage points for the three months ended April 30, 2020 as compared to the prior year period due primarily to a decrease in operating expenses as a percentage of net revenue. The cost of products and services as a percentage of net revenue were largely unchanged. The decrease in operating expenses as a percentage of net revenue was due primarily to lower field selling costs. The cost of product and services as a percentage of net revenue were largely unchanged due primarily to cost improvements in WLAN and switching products offset by higher costs in services and software.
Six months ended April 30, 2020 compared with Six months ended April 30, 2019
Intelligent Edge net revenue decreased by $5 million, or 0.4% (increased 1.0% on a constant currency basis), for the six months ended April 30, 2020, as compared to the prior-year period.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The small decrease in Intelligent Edge net revenue was due primarily to unfavorable foreign currency fluctuations and lower revenue from switching products driven by market weakness, partially offset by higher revenue from WLAN products, service renewals and support services.
Intelligent Edge earnings from operations as a percentage of net revenue increased 6.0 percentage points for the six months ended April 30, 2020 as compared to the prior year period due primarily to lower cost of products and services as a percentage of net revenue, and lower operating expenses as a percentage of net revenue. The decrease in cost of products and services as a percentage of net revenue was due primarily to cost improvements in switches and a higher mix of revenue from lower cost WLAN products and services. The decrease in operating expense as a percentage of net revenue was due primarily to lower field selling costs.
Financial Services

	Three months ended April 30,
	2020	2019	% Change
	Dollars in millions
Net revenue	$833	$896	(7.0)%
Earnings from operations	$75	$77	(2.6)%
Earnings from operations as a % of net revenue	9.0%	8.6%

	Six months ended April 30,
	2020	2019	% Change
	Dollars in millions
Net revenue	$1,692	$1,815	(6.8)%
Earnings from operations	$148	$154	(3.9)%
Earnings from operations as a % of net revenue	8.7%	8.5%

Three months ended April 30, 2020 compared with three months ended April 30, 2019
FS net revenue decreased by $63 million, or 7.0% (decreased 4.7% on a constant currency basis), for the three months ended April 30, 2020, as compared to the prior-year period.
The decrease in net revenue was due primarily to a decrease in rental revenue due to lower average operating lease assets and unfavorable currency fluctuations, partially offset by higher asset management revenue from lease extensions.
FS earnings from operations as a percentage of net revenue increased 0.4 percentage points for the three months ended April 30, 2020, as compared to the prior-year period, due primarily to lower cost of services as a percentage of net revenue, partially offset by an increase to operating expenses as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted from lower depreciation expense. The increase to operating expenses as a percentage of net revenue was due primarily to lower capitalized initial direct costs as a result of adopting the new lease accounting standard, along with the overall decrease in net revenue.
Six months ended April 30, 2020 compared with six months ended April 30, 2019
FS net revenue decreased by $123 million, or 6.8% (decreased 5.3% on a constant currency basis), for the six months ended April 30, 2020, as compared to the prior-year period.
The decrease in net revenue was due primarily to a decrease in rental revenue due to lower average operating lease assets, unfavorable currency fluctuations, along with lower lease equipment buyout revenue, partially offset by higher asset management revenue from lease extensions.
FS earnings from operations as a percentage of net revenue increased 0.2 percentage point for the six months ended April 30, 2020, as compared to the prior-year period, due primarily to lower cost of services as a percentage of net revenue, partially offset by an increase to operating expenses as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted from lower depreciation expense. The increase to operating expenses as a percentage of net revenue was

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

due primarily to lower capitalized initial direct costs as a result of adopting the new lease accounting standard, along with the overall decrease in net revenue.
Financing Volume

	Three months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019
	In millions
Total financing volume	$1,493	$1,395	$2,901	$2,784
New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased by 7.0% and 4.2% for the three and six months ended April 30, 2020 as compared to the prior-year periods. For both three and six months ended April 30, 2020, the increase was primarily driven by higher financing associated with third-party product sales and related service offerings, partially offset by unfavorable currency fluctuations. The growth in financing volume in the six month period was partially offset by lower financing associated with HPE product sales and related service offerings.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	April 30, 2020	October 31, 2019
	Dollars in millions
Financing receivables, gross	$8,678	$8,652
Net equipment under operating leases	3,887	4,084
Capitalized profit on intercompany equipment transactions(1)	325	382
Intercompany leases(1)	93	100
Gross portfolio assets	12,983	13,218
Allowance for doubtful accounts(2)	126	131
Operating lease equipment reserve	53	60
Total reserves	179	191
Net portfolio assets	$12,804	$13,027
Reserve coverage	1.4%	1.4%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.5 billion and $11.4 billion at April 30, 2020 and October 31, 2019, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both April 30, 2020 and October 31, 2019 was $1.6 billion.
As of April 30, 2020 and October 31, 2019, FS net cash and cash equivalents balances were approximately $676 million and $711 million, respectively.
Net portfolio assets as of April 30, 2020 decreased 1.7% from October 31, 2019. The decrease generally resulted from unfavorable currency fluctuations, partially offset by new financing volume exceeding portfolio runoff during the period.
FS bad debt expense includes charges to general reserves and specific reserves for sales-type, direct-financing and operating leases. For the three and six months ended April 30, 2020, FS recorded net bad debt expense of $19 million and $33 million, respectively. For the three and six months ended April 30, 2019, FS recorded net bad debt expense of $17 million and $32 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

As of April 30, 2020, FS experienced an increase in billed finance receivables compared to October 31, 2019, which included some impact to collections from customers as a result of COVID-19. We are currently unable to fully predict the extent to which COVID-19 may adversely impact future collections of our receivables.
Corporate Investments

	Three months ended April 30,
	2020	2019	% Change
	Dollars in millions
Net revenue	$124	$125	(0.8)%
Loss from operations	$(28)	$(29)	3.4%
Loss from operations as a % of net revenue	(22.6)%	(23.2)%

	Six months ended April 30,
	2020	2019	% Change
	Dollars in millions
Net revenue	$245	$243	0.8%
Loss from operations	$(55)	$(57)	3.5%
Loss from operations as a % of net revenue	(22.4)%	(23.5)%

Three months ended April 30, 2020 compared with three months ended April 30, 2019
Corporate Investments net revenue decreased by $1 million, or 0.8% (increased 0.7% on a constant currency basis), for the three months ended April 30, 2020 as compared to the prior-year period. The decrease in Corporate Investments net revenue was due primarily to unfavorable currency fluctuations. Revenue in the Corporate Investments segment represents revenue from our Communications and Media Solutions ("CMS") business.
Corporate Investments loss from operations as a percentage of net revenue decreased 0.6 percentage points for the three months ended April 30, 2020, as compared to the prior-year period. The decrease was due primarily to lower cost of services, partially offset by higher legal expenses.
Six Months Ended April 30, 2020 compared with six months ended April 30, 2019
Corporate Investments net revenue increased by $2 million, or 0.8% (increased 1.6% on a constant currency basis), for the six months ended April 30, 2020 as compared to the prior-year period. The increase in Corporate Investments net revenue was due primarily to higher services revenue from the CMS business, partially offset by unfavorable currency fluctuations.
Corporate Investments loss from operations as a percentage of net revenue decreased 1.1 percentage points for the six months ended April 30, 2020, as compared to the prior-year period. The decrease was due primarily to lower cost of services, partially offset by higher legal expenses.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases and stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in the capital markets, which increases the cost of capital and adversely impacts access to capital. In addition, our businesses may be adversely affected, which may have a material adverse impact on our profitability and cash flows, and the timing and collectability of payments may be adversely affected as a result of the impact of COVID-19 on our customers. As a result of the continued uncertainty generated by COVID-19, on April 9, 2020, we issued $2.25 billion aggregate principal amount of unsecured senior notes to enhance our liquidity and strengthen our capital. The net proceeds from this offering will be used for general corporate purposes, which may include the repayment of indebtedness. The pricing on our undrawn $4.75 billion revolving credit facility, maturing in August 2024, remains unchanged. We continue to monitor the severity and duration of the pandemic and its impact on the U.S. and global economies, consumer behavior, our businesses, results of operations, financial condition and cash flows.
On May 19, 2020, our Board of Directors approved a cost optimization and prioritization plan in order to focus our investments and realign the workforce to areas of growth and measures to simplify and evolve its product portfolio strategy, go-to-market configurations, supply chain structures, digital customer support model, marketing experiences, and real estate strategies. We expect that the Plan will be implemented through fiscal year 2022 and estimate it will include gross savings of at least $1.0 billion as a result of changes to our workforce, real estate model and business process improvements, with the Plan expected to deliver annualized net run-rate savings of at least $800 million by end of fiscal year 2022, in both cases relative to our fiscal year 2019 exit. In order to achieve this level of cost savings, we estimate cash funding payments between $1.0 billion to $1.3 billion over the next three years.
Our cash and cash equivalent balances are held in numerous locations throughout the world, with a majority of the amount held in the U.S. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Our cash position is strong and we expect that our cash and cash equivalent balances, anticipated cash flow generated from operations and access to capital markets will be sufficient to cover our expected near-term cash outlays.
Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs. Repatriations of amounts held outside the U.S. generally will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
In connection with the share repurchase program previously authorized by our Board of Directors, during the first six months of fiscal 2020, we repurchased 25.3 million shares for an aggregate amount of $355 million. As of April 30, 2020, we had a remaining authorization of $2.1 billion for future share repurchases. As a result of increased uncertainty due to COVID-19, we have suspended purchases under our share repurchase program.
For more information on our share repurchase program, refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds" in Item 2 of Part II.
Liquidity
Our cash flow metrics were as follows:

	Six months ended April 30, 2020
	2020	2019
	In millions
Net cash provided by operating activities	$21	$1,369
Net cash used in investing activities	(104)	(1,064)
Net cash provided by (used in) financing activities	1,997	(1,600)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,914	$(1,295)
Operating Activities
For the six months ended April 30, 2020, net cash from operating activities decreased by $1.3 billion, as compared to the prior-year period. The decrease was due primarily to lower net earnings from operations and unfavorable net working capital, as compared to the prior-year period.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Working capital metrics for the three months ended April 30, 2020 compared with the three months ended April 30, 2019

	Three months ended April 30,
	2020	2019	Change
Days of sales outstanding in accounts receivable ("DSO")	39	40	(1)
Days of supply in inventory ("DOS")	76	41	35
Days of purchases outstanding in accounts payable ("DPO")	(120)	(102)	(18)
Cash conversion cycle	(5)	(21)	16

The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms (including extended payment terms from suppliers), the extent of receivables factoring, seasonal trends, the timing of the revenue recognition and inventory purchases within the period, the impact of commodity costs and acquisition activity. For the three months ended April 30, 2020, as compared to the corresponding three month period in fiscal 2019, the cash conversion cycle was impacted by COVID-19 related events involving supply chain and customer acceptance constraints given lockdown actions taking place across the globe.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three month period in fiscal 2019, DSO decreased due primarily to favorable billing linearity partially offset by lower customer participation in enhanced early payment programs and factoring.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three month period in fiscal 2019, DOS increased as we experienced a lower consumption of inventory due to constraints with accessing certain key components. Additionally, purchases of inventory increased as we position inventory to fulfill planned future shipments.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three month period in fiscal 2019, DPO increased due primarily to higher inventory purchases in order to fulfill planned future shipments, extended payment terms and a further shift of production to design manufacturing partners.
Investing Activities
For the six months ended April 30, 2020, net cash used in investing activities decreased by $1.0 billion, as compared to the corresponding period in fiscal 2019. The decrease was due primarily to lower investment in and higher sales proceeds from property, plant and equipment and higher cash generated from net financial collateral activities as compared to the prior-year period.
Financing Activities
For the six months ended April 30, 2020, net cash provided by financing activities increased by $3.6 billion, as compared to the corresponding period in fiscal 2019. The increase was due primarily to higher cash generated from debt issuance and lower cash utilization for share repurchases as compared to the prior-year period.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.
We plan to redeem $3.0 billion of Senior Notes that mature on October 15, 2020, either on or before that date.
During the first six months of fiscal 2020, we issued $367 million and repaid $448 million of commercial paper.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

On April 9, 2020, we completed our offering of $1.25 billion aggregate principal amount of 4.45% Senior Notes due October 2, 2023 (the "2023 Notes") and $1.0 billion aggregate principal amount of 4.65% notes due October 1, 2024 (the "2024 Notes"). We will pay interest semi-annually on the 2023 Notes on each April 2 and October 2, beginning on October 2, 2020. We will pay interest semi-annually on the 2024 Notes on each April 1 and October 1, beginning on October 1, 2020. The net proceeds from this offering will be used for general corporate purposes, including repayment of existing debt.
On February 20, 2020, we issued $755 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.87%, payable monthly from April 2020 with a stated final maturity date of February 2030. As of April 30, 2020, the outstanding balance of these asset-backed debt securities was $704 million and future principal payments will be based on the underlying loan and lease payment streams. For more information on the asset-backed debt securities and related Variable Interest Entities, see Note 8 “Accounting for Leases as a Lessor”.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 11, "Financial Instruments".
In December 2017, we filed a shelf registration statement with the Securities and Exchange Commission that allows us to sell, at any time and from time to time, in one or more offerings, debt securities, preferred stock, common stock, warrants, depository shares, purchase contracts, guarantees or units consisting of any of these securities.
Commercial Paper
We maintain two commercial paper programs, and a wholly-owned subsidiary maintains a third program. Our U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion which was increased from $4.0 billion in March 2020. Our euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed $4.75 billion. In addition, our subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of April 30, 2020 and October 31, 2019, no borrowings were outstanding under our commercial paper programs, and $605 million and $698 million, respectively, were outstanding under our subsidiary’s program.
Revolving Credit Facility
We maintain a $4.75 billion five year senior unsecured committed credit facility that was entered into in August 2019. Loans under the revolving credit facility may be used for general corporate purposes, including support of the commercial paper program. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to the satisfaction of certain conditions, by up to two, one-year periods. Commitment Fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. As of April 30, 2020 and October 31, 2019, no borrowings were outstanding under the Credit Agreement.
Available Borrowing Resources
As of April 30, 2020, we had the following additional liquidity resources available if needed:

As of April 30, 2020
In millions
Commercial paper programs	$5,145
Uncommitted lines of credit	$1,285

CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
On April 9, 2020, we completed our offering of the 2023 Notes and 2024 Notes. We will pay interest semi-annually on the 2023 Notes on each April 2 and October 2, beginning on October 2, 2020. We will pay interest semi-annually on the 2024 Notes on each April 1 and October 1, beginning on October 1, 2020.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

On February 20, 2020, we issued $755 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.87%, payable monthly from April 2020 with a stated final maturity date of February 2030. As of April 30, 2020, the outstanding balance of these asset-backed debt securities was $704 million and future principal payments will be based on the underlying loan and lease payment streams. For more information on the asset-backed debt securities and related Variable Interest Entities, see Note 8 “Accounting for Leases as a Lessor”.
Our other contractual obligations have not changed materially since October 31, 2019. For further information see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
Retirement Benefit Plan Funding
For the remainder of fiscal 2020, we anticipate making contributions of approximately $92 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and tax authorities.
Restructuring Plans
As of April 30, 2020, we expect to make future cash payments of approximately $345 million in connection with our approved restructuring plans, which includes $142 million expected to be paid through the remainder of fiscal 2020 and $203 million expected to substantially be paid through fiscal 2022. For more information on our HPE Next restructuring activities, see Note 3, "HPE Next".
On May 19, 2020, our Board of Directors approved a cost optimization and prioritization plan in order to focus our investments and realign the workforce to areas of growth and measures to simplify and evolve its product portfolio strategy, go-to-market configurations, supply chain structures, digital customer support model, marketing experiences, and real estate strategies. We expect that the Plan will be implemented through fiscal year 2022 and estimate it will include gross savings of at least $1.0 billion as a result of changes to our workforce, real estate model and business process improvements, with the Plan expected to deliver annualized net run-rate savings of at least $800 million by end of fiscal year 2022, in both cases relative to our fiscal year 2019 exit. In order to achieve this level of cost savings, we estimate cash funding payments between $1.0 billion to $1.3 billion over the next three years.
Uncertain Tax Positions
As of April 30, 2020, we had approximately $477 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $15 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with tax authorities. For more information on our uncertain tax positions, see Note 5, "Taxes on Earnings".
Cross-indemnification with HP Inc., DXC and Micro Focus
As of April 30, 2020, we had approximately $175 million of recorded net receivables pertaining to income tax indemnifications with HP Inc., including $75 million related to certain state income tax liabilities for which we are joint and severally liable. These amounts include $50 million expected to be received within one year. For the amounts related to the joint and several state tax liabilities, we are unable to make a reasonable estimate as to when cash settlement with HP Inc. might occur due to the uncertainties related to the underlying tax matters. Realization of these obligations would result from payments to tax authorities and the resulting settlements with HP Inc. under the Termination and Mutual Release Agreement. For details on the Separation and Distribution Agreements and Tax Matters Agreement with HP Inc., DXC and Micro Focus, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended April 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting even though our global workforce shifted to primarily a work-from-home environment due to COVID-19. We are continually monitoring and assessing the COVID-19 situation and its impact on our internal controls to minimize the impact on their operating effectiveness.

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

We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance and results of operations.

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. The pandemic has resulted in a global slowdown of economic activity, including travel restrictions, prohibitions of non-essential activities in some cases, disruption and shutdown of businesses and greater uncertainty in global financial markets. Our operations have begun to be affected by a range of external factors related to the COVID-19 pandemic that are not within our control, including the various restrictions imposed by cities, counties, states and countries on our employees, customers, partners and suppliers designed to limit the spread of COVID-19. The magnitude and duration of the disruption and resulting decline in business activity is highly uncertain and cannot currently be predicted.

The pandemic has adversely affected, and we anticipate that it could continue to adversely affect, our business, including by negatively impacting the demand for our products and services, restricting our operations and sales, marketing and distribution efforts, disrupting the supply chains of hardware products and disrupting our research and development capabilities, engineering, design and manufacturing processes and other important business activities. For example, we expect the conditions caused by the COVID-19 pandemic could affect the rate of IT spending, impact our customers’ ability or willingness to purchase our products and services, delay prospective customers’ purchasing decisions, delay the provisioning of our products and services, lengthen payment terms, reduce the value or duration of subscription contracts, or affect attrition rates, all of which could adversely affect our sales, operating results and financial performance. There has been and likely will continue to be delays of components shipments from our vendors in China and other jurisdictions in which normal business operations are disrupted. In response to the COVID-19 pandemic, we have implemented a global work-from-home policy until further notice, with the exception of employees performing essential activities necessary to maintain minimum business operations; certain industry events that we sponsor or at which we present and certain customer events have been canceled, postponed or moved to virtual-only experiences; and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Work-from-home and other modified business practices introduce additional operational risks, including cybersecurity risks, which may result in inefficiencies or delays, and have affected the way we conduct our product development, sales, customer support and other activities. Further, unanticipated disruptions in services provided through our localized physical infrastructure caused by the COVID-19 pandemic can curtail the functioning of critical components of our IT systems, and adversely affect our ability to fulfill orders, provide services, respond to customer requests and maintain our worldwide business operations. In addition, we recently announced our long-term cost optimization and prioritization plan (the "Plan") to focus our investments and realign our workforce to areas of growth combined with short-term cost saving measures, including temporary base salary adjustments or unpaid leave for certain employees and hiring and salary freezes. Execution of the Plan may not achieve the results and savings we anticipate and our temporary cost saving measures may negatively affect employee morale and our future recruiting efforts.

We expect the COVID-19 pandemic could continue to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. While such changes were factored into the forecast used to assess assets for reserves and impairment, including goodwill, and to calculate the annualized effective tax rate as of April 30, 2020, any further changes to the profitability for the remainder of the fiscal year could impact the realizability of assets and the annualized effective tax rate applied to earnings. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price, our ability to access capital markets, and our ability to fund liquidity needs. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and those incorporated by reference herein, such as those relating to our products and services, demand and distribution, financial performance, credit rating and debt obligations. Given that developments concerning the COVID-19 pandemic have been constantly evolving, additional impacts and risks may arise that we are not aware of or able to appropriately respond to at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (February 2020)	5,299	$14.36	5,299	$2,185,081
Month 2 (March 2020)	7,224	$10.36	7,224	$2,110,281
Month 3 (April 2020)	—	$—	—	$2,110,281
Total	12,523	$12.05	12,523
During the three months ended April 30, 2020, the Company repurchased and settled 12.5 million shares of the Company's common stock, which included 0.6 million shares that were unsettled open market purchases as of January 31, 2020. On April 6, 2020, the Company announced that it suspended purchases under its share repurchase program in response to the global economic uncertainty that resulted from the worldwide spread of the novel coronavirus. As of April 30, 2020, the Company had no unsettled open market repurchases. Shares repurchased during the quarter were recorded as a $142 million reduction to stockholders' equity. During the six months ended April 30, 2020, the Company repurchased and settled 25.3 million shares of the Company's common stock, which included 0.5 million shares that were unsettled open market purchases as of October 31, 2019. Shares repurchased during the six months ended April 30, 2020 were recorded as a $346 million reduction to stockholder's equity. As of April 30, 2020, the Company had a remaining authorization of $2.1 billion for future share repurchases.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 71 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

2.16	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (Incorporated by reference to Exhibit 2.2 to DXC Technology Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2017.)	8-K	001-38033	2.2	April 6, 2017
2.18	Intellectual Property Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Cray Inc. and Canopy Merger Sub, Inc.	8-K	001-37483	2.1	May 17, 2019
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.2	March 20, 2017
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015

4.3	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.4	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.5	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.6	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.7	Eleventh Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.500% notes due 2021.	8-K	001-37483	4.2	September 19, 2018
4.8	Twelfth Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2021.	8-K	001-37483	4.3	September 19, 2018
4.9	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate Notes due 2023	8-K	001-37483	4.2	September 13, 2019
4.10	Fourteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate Notes due 2021	8-K	001-37483	4.3	September 13, 2019
4.11	Fifteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.450% notes due 2023	8-K	001-37483	4.2	April 9, 2020
4.12	Sixteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.650% notes due 2024	8-K	001-37483	4.3	April 9, 2020
4.13	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.14	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A.	S-3ASR	333-222102	4.5	December 15, 2017

10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.3	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.4	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.5	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.6	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.7	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.8	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.9	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.10	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.11	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.12	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.13	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-207679	4.3	March 6, 2017
10.14	Nimble Storage, Inc. 2008 Equity Incentive Plan*	S-8	001-37483	4.3	April 18, 2017
10.15	Nimble Storage, Inc. 2013 Equity Incentive Plan*	S-8	001-37483	4.4	April 18, 2017
10.16	SimpliVity Corporation 2009 Stock Plan*	S-8	001-37483	4.3	April 24, 2017
10.17	Silicon Graphics International Corp. 2014 Omnibus Incentive Plan, as amended*	10-Q	000-51333	10.1	January 29, 2016
10.18	Silicon Graphics International Corp. 2006 New Recruit Equity Incentive Plan, as amended and restated*	10-K	000-51333	10.48	February 28, 2007
10.19	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.20	Silicon Graphics International Corp. 2005 Non-Employee Directors’ Stock Option*	S-1	000-51333	10.10	February 4, 2005
10.21	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	October 31, 2017
10.22	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	October 31, 2017
10.23	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.24	Amended and Restated Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan*	10-Q	001-37483	10.29	September, 4, 2018
10.25	Form of Restricted Stock Units Grant Agreement*	10-Q	001-37483	10.30	September, 4, 2018
10.26	Amendment to Hewlett Packard Enterprise Executive Deferred Compensation Plan*	10-Q	001-37483	10.27	December 12, 2018
10.27	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-Q	001-37483	10.29	December 12, 2018
10.28	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019

10.29	Five-Year Credit Agreement, dated as of August 16, 2019, by and among Hewlett Packard Enterprise Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.1	August 20, 2019
10.30	Cray Inc. Amended and Restated 2013 Equity Incentive Plan	S-8	333-234033	4.3	October 1, 2019
10.31	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between Hewlett Packard Enterprise Company and HP Inc.	10-K	001-37483	10.31	December 13, 2019
10.32	Aircraft Time Sharing Agreement, dated as of December 13, 2019, by and between Hewlett Packard Enterprise Company and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡
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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: June 2, 2020