Form 10-Q
period 2020-07-31
Hewlett Packard Enterprise Co
filed 2020-09-03
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
______________________________________________________________________________
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

6280 America Center Drive,	San Jose,	California	95002
(Address of principal executive offices)			(Zip code)
(650)			687-5817
(Registrant's telephone number, including area code)
______________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of August 31, 2020 was 1,286,383,563 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2020

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to the scope and duration of the novel coronavirus pandemic (“COVID-19”) and its impact on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results and the world economy; any projections of revenue, margins, expenses, effective tax rates, the impact of the U.S. Tax Cuts and Jobs Act of 2017, net earnings, net earnings per share, cash flows, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings, restructuring charges, or other transformation actions; any statements of the plans, strategies and objectives of management for future operations, as well as the execution of corporate transactions or contemplated acquisitions, transformation and restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including pandemics and public health problems, such as the outbreak of COVID-19); the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners, including any impact thereon resulting from events such as the COVID-19 pandemic; the hiring and retention of key employees; the execution, integration and other risks associated with business combination and investment transactions; the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the costs and anticipated benefits of implementing the transformation and restructuring plans; the effects of the U.S. Tax Cuts and Jobs Act and related guidance and regulations that may be implemented; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed or referenced in "Risk Factors" in Item 1A of Part II of this Quarterly Report on Form 10-Q and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. For a discussion of the risks, uncertainties and actions taken in response to COVID-19, see “We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance and results of operations.” in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	In millions, except per share amounts
Net revenue:
Products	$4,193	$4,508	$11,760	$13,709
Services	2,508	2,595	7,671	7,869
Financing income	115	114	343	342
Total net revenue	6,816	7,217	19,774	21,920
Costs and expenses:
Cost of products	3,088	3,069	8,376	9,496
Cost of services	1,596	1,625	4,926	5,102
Financing interest	65	74	209	222
Research and development	455	481	1,390	1,404
Selling, general and administrative	1,131	1,253	3,458	3,678
Amortization of intangible assets	95	58	299	199
Impairment of goodwill	—	—	865	—
Transformation costs	357	170	646	302
Disaster charges (recovery)	2	—	24	(7)
Acquisition, disposition and other related charges	15	563	55	710
Total costs and expenses	6,804	7,293	20,248	21,106
Earnings (loss) from operations	12	(76)	(474)	814
Interest and other, net	(71)	(70)	(158)	(139)
Tax indemnification adjustments	(30)	(134)	(86)	89
Non-service net periodic benefit credit	28	12	101	45
Earnings from equity interests	27	3	50	21
(Loss) earnings before taxes	(34)	(265)	(567)	830
Benefit (provision) for taxes	43	238	88	(261)
Net earnings (loss)	$9	$(27)	$(479)	$569
Net earnings (loss) per share:
Basic	$0.01	$(0.02)	$(0.37)	$0.42
Diluted	$0.01	$(0.02)	$(0.37)	$0.41
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,292	1,334	1,294	1,367
Diluted	1,300	1,334	1,294	1,380

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	In millions
Net earnings (loss)	$9	$(27)	$(479)	$569
Other comprehensive (loss) income before taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	6	3	—	8
(Gains) losses reclassified into earnings	(1)	—	(8)	(3)
	5	3	(8)	5
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized (losses) gains arising during the period	(456)	63	(85)	225
Net losses (gains) reclassified into earnings	242	(58)	(41)	(259)
	(214)	5	(126)	(34)
Change in unrealized components of defined benefit plans:
Net unrealized (losses) gains arising during the period	(19)	(31)	(10)	(78)
Amortization of net actuarial loss and prior service benefit	61	54	183	161
Curtailments, settlements and other	7	5	8	12
	49	28	181	95
Change in cumulative translation adjustment	1	(8)	(46)	(2)
Other comprehensive (loss) income before taxes	(159)	28	1	64
Benefit (provision) for taxes	28	2	13	4
Other comprehensive (loss) income, net of taxes	(131)	30	14	68
Comprehensive (loss) income	$(122)	$3	$(465)	$637

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	July 31, 2020	October 31, 2019
	(Unaudited)	(Audited)
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$8,465	$3,753
Accounts receivable, net of allowance for doubtful accounts	2,856	2,957
Financing receivables, net of allowance for doubtful accounts	3,797	3,572
Inventory	3,469	2,387
Assets held for sale	3	46
Other current assets	2,793	2,428
Total current assets	21,383	15,143
Property, plant and equipment	5,709	6,054
Long-term financing receivables and other assets	10,602	8,918
Investments in equity interests	2,269	2,254
Goodwill	17,442	18,306
Intangible assets	834	1,128
Total assets	$58,239	$51,803
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$5,727	$4,425
Accounts payable	6,001	5,595
Employee compensation and benefits	1,181	1,522
Taxes on earnings	204	186
Deferred revenue	3,343	3,234
Accrued restructuring	386	195
Other accrued liabilities	4,768	4,002
Total current liabilities	21,610	19,159
Long-term debt	13,730	9,395
Other non-current liabilities	6,693	6,100
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,286 and 1,294 shares issued and outstanding at July 31, 2020 and October 31, 2019, respectively)	13	13
Additional paid-in capital	28,275	28,444
Accumulated deficit	(8,377)	(7,632)
Accumulated other comprehensive loss	(3,756)	(3,727)
Total HPE stockholders' equity	16,155	17,098
Non-controlling interests	51	51
Total stockholders' equity	16,206	17,149
Total liabilities and stockholders' equity	$58,239	$51,803
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended July 31,
	2020	2019
	In millions
Cash flows from operating activities:
Net (loss) earnings	$(479)	$569
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	1,973	1,919
Impairment of goodwill	865	—
Stock-based compensation expense	215	207
Provision for inventory and doubtful accounts	208	181
Restructuring charges	553	146
Deferred taxes on (loss) earnings	(214)	885
Earnings from equity interests	(50)	(21)
Dividends received from equity investees	35	71
Other, net	115	134
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	69	315
Financing receivables	(411)	(325)
Inventory	(1,253)	66
Accounts payable	431	(826)
Taxes on earnings	(85)	(1,121)
Restructuring	(350)	(261)
Other assets and liabilities	(129)	626
Net cash provided by operating activities	1,493	2,565
Cash flows from investing activities:
Investment in property, plant and equipment	(1,779)	(2,153)
Proceeds from sale of property, plant and equipment	623	448
Purchases of available-for-sale securities and other investments	(78)	(33)
Maturities and sales of available-for-sale securities and other investments	29	12
Financial collateral posted	(573)	(332)
Financial collateral received	637	740
Payments made in connection with business acquisitions, net of cash acquired	(13)	(81)
Net cash used in investing activities	(1,154)	(1,399)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	36	25
Proceeds from debt, net of issuance costs	6,745	1,010
Payment of debt	(1,399)	(872)
(Payments) proceeds related to stock-based award activities, net	(34)	24
Repurchase of common stock	(355)	(1,965)
Cash dividends paid to non-controlling interests	(8)	—
Contributions from non-controlling interests	1	—
Cash dividends paid	(464)	(461)
Net cash provided by (used in) financing activities	4,522	(2,239)
Increase (decrease) in cash, cash equivalents and restricted cash	4,861	(1,073)
Cash, cash equivalents and restricted cash at beginning of period	4,076	5,084
Cash, cash equivalents and restricted cash at end of period	$8,937	$4,011
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
Three Months Ended July 31, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at April 30, 2020	1,282,253	$13	$28,207	$(8,385)	$(3,625)	$16,210	$48	$16,258
Net earnings				9		9	3	12
Other comprehensive loss					(131)	(131)		(131)
Comprehensive (loss) income						(122)	3	(119)
Stock-based compensation expense			55			55		55
Tax withholding related to vesting of employee stock plans			(7)			(7)		(7)
Issuance of common stock in connection with employee stock plans and other	3,753		20	(1)		19		19
Balance at July 31, 2020	1,286,006	$13	$28,275	$(8,377)	$(3,756)	$16,155	$51	$16,206

	Common Stock
Nine Months Ended July 31, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2019	1,294,369	$13	$28,444	$(7,632)	$(3,727)	$17,098	$51	$17,149
Net loss				(479)		(479)	7	(472)
Other comprehensive income					14	14		14
Comprehensive (loss) income						(465)	7	(458)
Stock-based compensation expense			216			216		216
Tax withholding related to vesting of employee stock plans			(85)			(85)		(85)
Issuance of common stock in connection with employee stock plans and other	16,393		46			46	1	47
Repurchases of common stock	(24,756)		(346)			(346)		(346)
Cash dividends declared ($0.24 per share)				(309)		(309)	(8)	(317)
Effects of adoption of accounting standard updates (1)				43	(43)	—		—
Balance at July 31, 2020	1,286,006	$13	$28,275	$(8,377)	$(3,756)	$16,155	$51	$16,206

(1) Represents the impact of the adoption of an accounting standard update that allows for the reclassification of stranded tax effects from accumulated other comprehensive loss to accumulated deficit.

	Common Stock
Three Months Ended July 31, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at April 30, 2019	1,346,232	$13	$29,130	$(7,765)	$(3,180)	$18,198	$43	$18,241
Net loss				(27)		(27)	4	(23)
Other comprehensive income					30	30		30
Comprehensive income						3	4	7
Stock-based compensation expense			58			58		58
Tax withholding related to vesting of employee stock plans			(7)			(7)		(7)
Issuance of common stock in connection with employee stock plans and other	2,737		23			23		23
Repurchases of common stock	(39,084)		(575)			(575)		(575)
Cash dividends declared ($0.1125 per share)				(146)		(146)		(146)
Effects of adoption of accounting standard updates(1)				(21)		(21)		(21)
Balance at July 31, 2019	1,309,885	$13	$28,629	$(7,959)	$(3,150)	$17,533	$47	$17,580

(1) For the three months ended July 31, 2019, includes an adjustment related to the adoption of the new revenue accounting standard, which the Company adopted in the first quarter of fiscal 2019.

	Common Stock
Nine Months Ended July 31, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2018	1,423,303	$14	$30,342	$(5,899)	$(3,218)	$21,239	$35	$21,274
Net earnings				569		569	12	581
Other comprehensive income					68	68		68
Comprehensive income						637	12	649
Stock-based compensation expense			209			209		209
Tax withholding related to vesting of employee stock plans			(57)			(57)		(57)
Issuance of common stock in connection with employee stock plans and other	15,404		80			80		80
Repurchases of common stock	(128,822)	(1)	(1,945)			(1,946)		(1,946)
Cash dividends declared ($0.3375 per share)				(446)		(446)		(446)
Effects of adoption of accounting standard updates(1)				(2,183)		(2,183)		(2,183)
Balance at July 31, 2019	1,309,885	$13	$28,629	$(7,959)	$(3,150)	$17,533	$47	$17,580

(1) $2.3 billion was related to a reduction to retained earnings as a result of the adoption of an accounting standard update for Income Taxes and $122 million was related to an addition to retained earnings as a result of the adoption of the new revenue accounting standard.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Overview and Summary of Significant Accounting Policies
Background
Hewlett Packard Enterprise Company ("Hewlett Packard Enterprise", "HPE", or the "Company") is a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze and act upon data seamlessly from edge to cloud. Hewlett Packard Enterprise enables customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Hewlett Packard Enterprise's customers range from small- and medium-sized businesses ("SMBs") to large global enterprises and governmental entities.
On November 1, 2015, the Company became an independent publicly-traded company through a pro rata distribution by HP Inc. ("former Parent" or "HPI"), formerly known as Hewlett-Packard Company ("HP Co."), of 100% of the outstanding shares of Hewlett Packard Enterprise Company to HP Inc.'s stockholders (the "Separation").
Acquisition
On July 11, 2020, the Company entered into a definitive agreement to acquire Silver Peak Systems, Inc. ("Silver Peak"), an SD-WAN (Software-Defined Wide Area Network) leader for approximately $925 million in cash. The transaction is expected to close during the fourth quarter of HPE’s fiscal year 2020, subject to regulatory approvals and other customary closing conditions. Silver Peak's results of operations will be included within the Intelligent Edge segment.
Basis of Presentation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of July 31, 2020 and October 31, 2019, its results of operations for the three and nine months ended July 31, 2020 and 2019, its cash flows for the nine months ended July 31, 2020 and 2019, and its statements of stockholders' equity for the three and nine months ended July 31, 2020 and 2019.
The results of operations for the three and nine months ended July 31, 2020 and the cash flows for the nine months ended July 31, 2020 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2019, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively.
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
The Compute segment combines the general purpose server and certain workload optimized server portfolios that were previously a part of the Hybrid IT-Compute business unit and the related operational services business that was previously a part of the Hybrid IT-HPE Pointnext business unit. The HPC & MCS segment consists of high performance compute, mission-critical systems, and edge compute offerings that were previously a part of the Hybrid IT-Compute business unit and the related operational services business that was previously a part of the Hybrid IT-HPE Pointnext business unit. The Storage segment combines the former Hybrid IT-Storage business unit, the related operational services business that was previously a part of the Hybrid IT-HPE Pointnext business unit and the hyperconverged infrastructure products that were previously a part of the Hybrid IT-Compute business unit. Finally, the A & PS segment consists of the consultative-led services that were previously a part of the Hybrid IT-HPE Pointnext business unit.
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
Use of Estimates
The preparation of financial statements requires management to make estimates, judgements and assumptions that affect the amounts reported in the Company's Condensed Consolidated Financial Statements and accompanying notes. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the novel coronavirus pandemic ("COVID-19") could have on our significant accounting estimates. Significant estimates that are based on a forecast include inventory reserves, provision for taxes, valuation allowance for deferred taxes, and impairment assessments of goodwill, intangible assets and other long lived assets. The Company believes that these estimates, judgements and assumptions are reasonable under the circumstances, and are subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates change, it could adversely affect the Company’s results of operations. Additionally, as the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates, judgements and assumptions may evolve as conditions change. Actual results could differ materially from these estimates under different assumptions or conditions.
Foreign Currency Translation
The Company predominately uses the U.S. dollar as its functional currency. Assets and liabilities denominated in non-U.S. currencies are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. Net revenue, costs and expenses denominated in non-U.S. currencies are recorded in U.S. dollars at the average rates of exchange prevailing during the period. The Company includes gains or losses from foreign currency remeasurement in Interest and other, net in the Condensed Consolidated Statements of Earnings and gains and losses from cash flow hedges in Net revenue as the hedged revenue is recognized. Certain non-U.S. subsidiaries designate the local currency as their functional currency, and the Company records the translation of their assets and liabilities into U.S. dollars at the balance sheet date as translation adjustments and includes them as a component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. The effect of foreign currency exchange rates on cash and cash equivalents was not material for any of the periods presented.

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
In February 2018, the FASB issued guidance that allows companies to reclassify stranded tax effects resulting from U.S. tax reform, from accumulated other comprehensive income (loss) to retained earnings. The guidance also allows the reclassification of these stranded tax effects to be recorded upon adoption of the guidance rather than at the actual cessation date. The Company adopted the guidance in the first quarter of fiscal 2020 and elected not to reclassify prior periods. As a result, $43 million of tax benefit was reclassified from accumulated other comprehensive loss into accumulated deficit, primarily comprised of amounts related to currency translation adjustments and net unrealized gains (losses) on cash flow hedges.
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
In February 2016, with amendments in 2018 and 2019, the FASB issued guidance which changes the accounting standards for leases. The Company adopted the guidance in the first quarter of fiscal 2020, beginning November 1, 2019, using the modified retrospective transition method whereby prior comparative periods will not be restated in the Consolidated Financial Statements. Accordingly, results and related disclosures for the reporting periods beginning after November 1, 2019 are presented under the new lease standard, while comparative prior period results and related disclosures are not adjusted and continue to be reported in accordance with the historic accounting standards. The primary objective of this update is to increase transparency and comparability among organizations by requiring lessees to recognize a lease liability and a right-of-use (“ROU”) asset for the lease term. The Company elected the package of practical expedients which did not require the reassessment of prior conclusions related to contracts containing leases, lease classification and initial direct costs ("IDC"). The adoption of the new lease standard on November 1, 2019 resulted in the recognition of $1.0 billion of right-of-use assets and $1.1 billion of lease liabilities on the Company’s Condensed Consolidated Balance Sheet. As a lessor, no transition adjustments were recorded from the adoption of ASC 842.
The adoption of the accounting standard for leases had no impact on the Company's Condensed Consolidated Statements of Earnings and Condensed Consolidated Statements of Cash Flows or debt-covenant compliance under its current agreements. Refer to Note 7 “Accounting for Leases as a Lessee” for accounting policy and additional information.
Recently Enacted Accounting Pronouncements
In March 2020, the FASB issued clarifications relating to its existing guidance on financial instruments. Some clarifications included in this amendment are effective upon issuance and these do not have an impact on HPE’s current accounting practices. For those clarifications which affect the guidance as it relates to the measurement of credit losses, the Company is required to adopt them in the first quarter of fiscal 2021. The Company is currently evaluating the impact of these amendments on its Consolidated Financial Statements.
In January 2020, the FASB issued guidance to clarify certain interactions between the guidance to account for equity securities, the guidance to account for investments under the equity method of accounting, and the guidance to account for derivatives and hedging. The new guidance clarifies the application of measurement alternatives and the accounting for certain forward contracts and purchased options to acquire investments. The Company is required to adopt the guidance in the first quarter of fiscal 2022, though early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
In December 2019, the FASB amended the existing accounting standards for income taxes. The amendments clarify and simplify the accounting for income taxes by eliminating certain exceptions to the general principles. The Company is required to adopt the guidance in the first quarter of fiscal 2022, though early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Consolidated Financial Statements.
In August 2018, the FASB issued guidance on a customer's accounting for implementation costs incurred in cloud-computing arrangements that are hosted by a vendor. Certain types of implementation costs should be capitalized and amortized over the term of the hosting arrangement. The Company is required to adopt the guidance in the first quarter of fiscal 2021, though early adoption is permitted. The Company is currently evaluating the impact of these amendments on its Consolidated Financial Statements.
In August 2018, the FASB issued guidance which changes the disclosure requirements for fair value measurements and defined benefit pension plans. The Company is required to adopt the guidance in the first quarter of fiscal 2021, though early adoption is permitted. The Company is currently evaluating the impact of these amendments however, the Company does not expect the guidance to have an impact on its Consolidated Financial Statements.
In June 2016, the FASB amended the existing accounting standards for the measurement of credit losses. The amendments require an entity to estimate its lifetime expected credit loss for most financial instruments, including trade and financing receivables, and record an allowance for the portion of the amortized cost the entity does not expect to collect. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. In May 2019, the FASB issued further guidance to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible financial instruments. In November 2019, the FASB issued several amendments to the new credit losses standard, including an amendment requiring entities to include certain expected recoveries of the amortized cost basis in the allowance for credit losses for purchased credit deteriorated assets. The Company is required to adopt the guidance in the first quarter of fiscal 2021. The Company is currently evaluating the impact of these amendments on its Consolidated Financial Statements.
In April 2019, the FASB amended its standards on recognizing and measuring financial instruments to address the scope of the guidance, the requirement for remeasurement when using the measurement alternative and certain disclosure requirements. The Company is required to adopt the guidance in the first quarter of fiscal 2021. The Company is currently evaluating the impact of these amendments and does not expect it to be material on its Consolidated Financial Statements.
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
Corporate Investments includes Hewlett Packard Labs which is responsible for research and development and also hosts certain business incubation projects, and the Communications and Media Solutions ("CMS") business.
Segment Policy
There have been no changes to the Company's segment accounting policies disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2019, except for the organizational changes described in Note 1, "Overview and Summary of Significant Accounting Policies".
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
Segment Operating Results
Segment net revenue and segment operating results were as follows:

	Compute	HPC & MCS	Storage	A & PS	Intelligent Edge	Financial Services	Corporate Investments	Total
	In millions
Three months ended July 31, 2020
Net revenue	$3,246	$632	$1,105	$225	$682	$807	$119	$6,816
Intersegment net revenue	143	17	23	1	2	4	—	190
Total segment net revenue	$3,389	$649	$1,128	$226	$684	$811	$119	$7,006
Segment earnings (loss) from operations	$288	$36	$145	$(4)	$59	$65	$(27)	$562
Three months ended July 31, 2019
Net revenue	$3,332	$614	$1,238	$241	$777	$885	$130	$7,217
Intersegment net revenue	68	19	17	1	4	3	—	112
Total segment net revenue	$3,400	$633	$1,255	$242	$781	$888	$130	$7,329
Segment earnings (loss) from operations	$439	$51	$207	$(9)	$53	$77	$(25)	$793
Nine months ended July 31, 2020
Net revenue	$8,743	$2,012	$3,400	$703	$2,058	$2,494	$364	$19,774
Intersegment net revenue	297	49	64	3	11	9	—	433
Total segment net revenue	$9,040	$2,061	$3,464	$706	$2,069	$2,503	$364	$20,207
Segment earnings (loss) from operations	$699	$118	$516	$(4)	$202	$213	$(82)	$1,662
Nine months ended July 31, 2019
Net revenue	$10,034	$2,038	$3,878	$738	$2,164	$2,695	$373	$21,920
Intersegment net revenue	259	95	51	5	7	8	—	425
Total segment net revenue	$10,293	$2,133	$3,929	$743	$2,171	$2,703	$373	$22,345
Segment earnings (loss) from operations	$1,086	$241	$705	$(55)	$113	$231	$(82)	$2,239

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliation of segment operating results to Hewlett Packard Enterprise Condensed Consolidated Financial statements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	In millions
Net Revenue:
Total segments	$7,006	$7,329	$20,207	$22,345
Eliminations of intersegment net revenue	(190)	(112)	(433)	(425)
Total Hewlett Packard Enterprise consolidated net revenue	$6,816	$7,217	$19,774	$21,920
(Loss) earnings before taxes:
Total segment earnings from operations	$562	$793	$1,662	$2,239
Unallocated corporate costs and eliminations	(65)	(65)	(165)	(179)
Unallocated stock-based compensation expense	(13)	(13)	(46)	(42)
Amortization of initial direct costs	(3)	—	(9)	—
Amortization of intangible assets	(95)	(58)	(299)	(199)
Impairment of goodwill	—	—	(865)	—
Transformation costs	(357)	(170)	(646)	(302)
Disaster (charges) recovery	(2)	—	(24)	7
Acquisition, disposition and other related charges	(15)	(563)	(82)	(710)
Interest and other, net	(71)	(70)	(158)	(139)
Tax indemnification adjustments	(30)	(134)	(86)	89
Non-service net periodic benefit credit	28	12	101	45
Earnings from equity interests	27	3	50	21
Total Hewlett Packard Enterprise consolidated (loss) earnings before taxes	$(34)	$(265)	$(567)	$830

Total assets by segment and the reconciliation of segment assets to Hewlett Packard Enterprise consolidated total assets were as follows:

	As of
	July 31, 2020	October 31, 2019
	In millions
Compute	$17,742	$14,066
HPC & MCS	6,466	6,819
Storage	7,776	7,214
A & PS	625	440
Intelligent Edge	3,918	3,318
Financial Services	14,767	14,700
Corporate Investments	580	461
Corporate and unallocated assets	6,365	4,785
Total Hewlett Packard Enterprise consolidated assets	$58,239	$51,803

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company’s net revenue by geographic region was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	In millions
Americas:
United States	$2,362	$2,435	$6,586	$7,120
Americas excluding U.S.	395	475	1,273	1,462
Total Americas	2,757	2,910	7,859	8,582
Europe, Middle East and Africa	2,448	2,614	7,206	8,251
Asia Pacific and Japan	1,611	1,693	4,709	5,087
Total Hewlett Packard Enterprise consolidated net revenue	$6,816	$7,217	$19,774	$21,920

Note 3: Transformation Programs
Transformation programs are comprised of the cost optimization and prioritization plan, and the HPE Next Initiative.
On May 19, 2020, the Board of Directors of HPE (the "Board") approved the cost optimization and prioritization plan which focuses on realigning the workforce to areas of growth while simplifying and evolving its product portfolio strategy, go-to-market configurations, supply chain structures, digital customer support model, marketing experiences, and real estate strategies. This plan is expected to be implemented through fiscal year 2022 during which time the Company expects to incur expenses as a result of changes to the Company’s workforce, business model and business process.
The HPE Next initiative is expected to be implemented through fiscal year 2021 during which time the Company expects to incur expenses predominantly related to streamlining, upgrading and simplifying back-end operations, IT infrastructure and real estate initiatives. These costs are expected to be partially offset by gains from real estate sales.
Transformation Costs
During the three and nine months ended July 31, 2020, the Company incurred $238 million of charges related to the cost optimization and prioritization plan which is recorded within Transformation costs in the Condensed Consolidated Statements of Earnings, the components of which were as follows:

Three and nine months ended July 31,
2020
In millions
Program management(1)	$14
IT Costs	4
Restructuring charges	220
Total	$238

(1)Primarily consists of consulting fees and other direct costs attributable to the design and implementation of the cost optimization and prioritization plan.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
During the three and nine months ended July 31, 2020, the Company incurred $119 million and $408 million respectively, of net charges relating to HPE Next which were recorded within Transformation costs in the Condensed Consolidated Statements of Earnings. During the three and nine months ended July 31, 2019, the Company incurred $172 million and $310 million of net charges, of which $170 million and $302 million were recorded within Transformation costs, and $2 million and $8 million were recorded within Non-service net periodic benefit credit, in the Condensed Consolidated Statements of Earnings, respectively.

	Three months ended July 31,		Nine months ended July 31,
	2020	2019	2020	2019
	In millions
Program management(1)	$10	$3	$28	$23
IT costs	25	41	71	94
Restructuring charges	84	92	332	143
(Gain) loss on real estate sales	(7)	8	(44)	1
Impairment on real estate assets	—	19	—	19
Other	7	9	21	30
Total	$119	$172	$408	$310

(1)Primarily consists of consulting fees and other direct costs attributable to the design and implementation of the HPE Next initiative.
Restructuring Plan
On May 19, 2020, the Company's Board of Directors approved a restructuring plan in connection with the cost optimization and prioritization plan. The changes to the workforce will vary by country, based on business needs, local legal requirements and consultations with employee works councils and other employee representatives, as appropriate.

On October 16, 2017, the Company's Board of Directors approved a restructuring plan in connection with the HPE Next initiative ("the HPE Next Plan") and on September 20, 2018, the Company's Board of Directors approved a revision to that restructuring plan. As a result of the revision to the plan, cost amounts and total headcount exits were revised and the completion of the workforce reductions was extended to fiscal year 2020. The changes to the workforce will vary by country, based on business needs, local legal requirements and consultations with employee work councils and other employee representatives, as appropriate.

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions		In millions
Liability as of October 31, 2019	$—	$—	$178	$42
Charges	220	—	266	66
Cash payments	—	—	(297)	(35)
Non-cash items	—	—	5	(24)
Liability as of July 31, 2020	$220	$—	$152	$49
Total costs incurred to date, as of July 31, 2020	$220	$—	$1,186	$192
Total costs expected to be incurred, as of July 31, 2020	$800	$180	$1,200	$200
As of July 31, 2020 and October 31, 2019, the current restructuring liability related to the transformation programs, reported in Accrued restructuring in the Condensed Consolidated Balance Sheets, was $366 million and $164 million, respectively. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of July 31, 2020 and October 31, 2019 was $55 million and $56 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4: Retirement Benefit Plans
The Company's net pension benefit cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	Three months ended July 31,		Nine months ended July 31,
	2020	2019	2020	2019
	In millions
Service cost	$23	$21	$69	$63
Interest cost(1)	35	54	106	165
Expected return on plan assets(1)	(133)	(126)	(402)	(386)
Amortization and deferrals(1):
Actuarial loss	65	59	194	176
Prior service benefit	(3)	(4)	(10)	(12)
Net periodic benefit (credit) cost	(13)	4	(43)	6
Settlement loss(1)	7	4	8	10
Special termination benefits(1)	—	1	1	2
Net benefit (credit) cost	$(6)	$9	$(34)	$18

(1)These non-service components of net periodic benefit cost were included in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
The Company's effective tax rate was 126.5% and 89.8% for the three months ended July 31, 2020 and 2019, respectively, and 15.5% and 31.4% for the nine months ended July 31, 2020 and 2019, respectively. The effective tax rates for the three and nine months ended July 31, 2020 were impacted by income tax benefits resulting from tax rate changes and differed from the statutory tax rate due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world. The effective tax rate for the nine months ended July 31, 2020 also included the effects of the non-deductible goodwill impairment. The effective tax rates for the three and nine months ended July 31, 2019 were significantly impacted by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and the settlement of certain pre-Separation tax liabilities of HP Inc. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the remainder of fiscal 2020 due to the uncertain economic impact of COVID-19 on the Company's operating results.
For the three and nine months ended July 31, 2020, the Company recorded $86 million and $253 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended July 31, 2020, the amount primarily included $72 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges and $30 million of income tax benefits related to tax rate changes on deferred taxes. For the nine months ended July 31, 2020, the amount primarily included $120 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, $57 million of income tax benefits related to Indian distribution tax rate changes, $56 million of income tax benefits related to the change in pre-Separation tax liabilities for which the Company shares joint and several liability with HP Inc. and for which the Company is indemnified by HP Inc., and $30 million of income tax benefits related to tax rate changes on deferred taxes.
For the three and nine months ended July 31, 2019, the Company recorded $303 million of net income tax benefits and $80 million of net income tax charges, respectively, related to various items discrete to the period. For the three months ended July 31, 2019, this amount primarily included $308 million of income tax benefits predominantly related to the change in pre-Separation tax liabilities as a result of the effective settlement of the U.S. federal income tax audit of fiscal years 2013 through 2015 for HP Inc. for which the Company shared joint and several liability and $18 million of net income tax benefits on transformation costs, and acquisition, disposition and other related charges, partially offset by $19 million of income tax charges related to uncertain tax reserves pertaining to separation activities and $14 million of income tax charges related to

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
changes in U.S. state valuation allowances as a result of impacts of the Tax Act. For the nine months ended July 31, 2019, the amount primarily included $365 million of income tax charges related to changes in U.S. federal and state valuation allowances as a result of impacts of the Tax Act, $40 million of income tax charges related to future withholding tax costs on distributions of earnings, and $19 million of income tax charges related to uncertain tax reserves pertaining to separation activities, partially offset by $264 million of income tax benefits related to the change in pre-Separation tax liabilities for which the Company shared joint and several liability with HP Inc., and $75 million of income tax benefits on transformation costs, and acquisition, disposition and other related charges.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted into law in response to COVID-19. The CARES Act, among other things, provides tax relief to businesses, including the deferral of certain payroll taxes, relief for retaining employees, and other income tax provisions. In addition to the CARES Act, governments around the world are also enacting comparable legislation to address COVID-19 economic impacts. The effects of these legislative changes were not material to the Condensed Consolidated Financial Statements for the three and nine months ended July 31, 2020.
Uncertain Tax Positions
As of July 31, 2020 and October 31, 2019, the amount of unrecognized tax benefits was $2.2 billion and $2.3 billion, respectively, of which up to $711 million and $772 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods.
The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Benefit (provision) for taxes in the Condensed Consolidated Statements of Earnings. The Company recognized $13 million of interest expense and $43 million of interest income for the three months ended July 31, 2020 and 2019, respectively, and $12 million of interest income for each of the nine months ended July 31, 2020 and 2019. As of July 31, 2020 and October 31, 2019, the Company had $117 million and $129 million, respectively, recorded for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company does not expect complete resolution of any audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving intercompany transactions, joint and several tax liabilities and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $105 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2020	October 31, 2019
	In millions
Deferred tax assets	$1,705	$1,515
Deferred tax liabilities	(282)	(311)
Deferred tax assets net of deferred tax liabilities	$1,423	$1,204
Tax Matters Agreement with HP Inc., and Other Income Tax Matters
On October 30, 2019, the Company and HP Inc. entered into a Termination and Mutual Release Agreement and terminated the Tax Matters Agreement. Under the Termination and Mutual Release Agreement, HP Inc. agreed to pay $300 million of which $200 million was paid in fiscal 2019 and $50 million was paid in the third quarter of fiscal 2020. The Company expects to receive the remaining $50 million in fiscal 2021.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 6: Balance Sheet Details
Balance sheet details were as follows:
Cash, cash equivalents and restricted cash

	As of
	July 31, 2020	October 31, 2019
	In millions
Cash and cash equivalents	$8,465	$3,753
Restricted cash(1)	472	323
Total	$8,937	$4,076

(1) The Company includes restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
Inventory

	As of
	July 31, 2020	October 31, 2019
	In millions
Finished goods	$1,463	$1,198
Purchased parts and fabricated assemblies	2,006	1,189
Total	$3,469	$2,387
Property, Plant and Equipment

	As of
	July 31, 2020	October 31, 2019
	In millions
Land	$94	$241
Buildings and leasehold improvements	1,948	2,196
Machinery and equipment, including equipment held for lease	9,719	9,464
	11,761	11,901
Accumulated depreciation	(6,052)	(5,847)
Total	$5,709	$6,054
Warranties
The Company's aggregate product warranty liability as of July 31, 2020, and changes were as follows:

Nine Months Ended July 31, 2020
In millions
Balance at beginning of period	$400
Charges	180
Adjustments related to pre-existing warranties	1
Settlements made	(188)
Balance at end of period	$393
Contract balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	July 31, 2020	October 31, 2019
	In millions
Accounts receivable, net
Accounts receivable	$2,700	$2,782
Unbilled receivables	198	206
Allowance for doubtful accounts	(42)	(31)
Total	$2,856	$2,957

The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. During the three and nine months ended July 31, 2020, the Company sold $1.0 billion and $2.8 billion of trade receivables, respectively. During the twelve months ended October 31, 2019, the Company sold $4.5 billion of trade receivables. The Company recorded an obligation of $154 million and $80 million in Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of July 31, 2020 and October 31, 2019 respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities
Contract liabilities consist of deferred revenue. The aggregate balance of current and non-current deferred revenue was $6.1 billion and $6.0 billion as of July 31, 2020 and October 31, 2019, respectively. During the nine months ended July 31, 2020, approximately $2.7 billion of the deferred revenue as of October 31, 2019 was recognized as revenue.
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
Remaining performance obligations consist of deferred revenue. As of July 31, 2020, the aggregate amount of remaining performance obligations was $6.1 billion. The Company expects to recognize approximately 21% of this amount as revenue over the remaining fiscal year.
Costs to Obtain a Contract
As of July 31, 2020, the current and non-current portions of the capitalized costs to obtain a contract were $52 million and $74 million, respectively. As of October 31, 2019, the current and non-current portions of the capitalized costs to obtain a contract were $49 million and $74 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheet. For the three and nine months ended July 31, 2020, the Company amortized $15 million and $43 million, respectively, of capitalized costs to obtain a contract. For the three and nine months ended July 31, 2019, the Company amortized $12 million and $34 million, respectively, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Earnings.
Note 7: Accounting for Leases as a Lessee
The Company enters into various leases as a lessee for assets including office buildings, vehicles, aviation and equipment. The Company determines if an arrangement is a lease at inception. An arrangement contains a lease when the arrangement conveys the right to control the use of an identified asset over the lease term. Upon lease commencement, the Company records a lease liability for the obligation to make lease payments and a ROU asset for the right to use the underlying asset for the lease term in the Condensed Consolidated Balance Sheet. The lease liability is measured at commencement date based on the present value of the minimum lease payments not yet paid over the lease term and the Company’s incremental borrowing rate. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
rate which approximates the rate at which the Company would borrow, on a secured basis, in the country where the lease was executed. The ROU asset is based on the lease liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. Fixed payments are included in the recognition of ROU assets and liabilities, while variable lease payments, such as maintenance or utility charges are expensed as incurred. The Company has agreements with lease and non-lease components that are accounted for separately and not included in its leased assets and corresponding liabilities for the majority of the Company’s lease agreements. The Company allocates consideration to the lease and non-lease components using their relative standalone values.
For finance leases, the ROU asset is amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the lease liability is recorded separately using the interest method. For operating leases, lease expense is generally recognized on a straight-line basis over the lease term.
Components of lease cost included in the Condensed Consolidated Statement of Earnings were as follows:

	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2020
	In millions
Operating lease cost	$61	$180
Finance lease cost	2	6
Sublease rental income	(14)	(46)
Total lease cost	$49	$140
During the nine months ended July 31, 2020, the Company recorded $41 million of net gain from a sale and leaseback transaction. During the three months ended July 31, 2020, the Company recorded $1 million gain from a sale and leaseback transaction.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The ROU assets and lease liabilities for operating and finance leases included on the Hewlett Packard Enterprise Condensed Consolidated Balance Sheet were as follows:

	Balance Sheet Classification	As of July 31, 2020
		In millions
Operating Leases
ROU Assets	Long-term financing receivables and other assets	$977
Lease Liabilities:
Operating lease liabilities – current	Other accrued liabilities	$187
Operating lease liabilities – non-current	Other non-current liabilities	902
Total operating lease liabilities		$1,089

Finance Leases
Finance lease ROU Assets:	Property, plant and equipment
Gross finance lease ROU assets		$52
Less: Accumulated depreciation		(3)
Net finance lease ROU assets		$49
Lease Liabilities:
Finance lease liabilities – current	Notes payable and short-term borrowings	$4
Finance lease liabilities – non-current	Long-term debt	54
Total finance lease liabilities		$58

Total ROU assets		$1,026
Total lease liabilities		$1,147
The weighted-average remaining lease term and the weighted-average discount rate for the operating and finance leases were as follows:

	As of July 31, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.1	9.8
Weighted-average discount rate	2.7%	3.5%
Supplemental cash flow information related to leases was as follows:

	Cash Flow Statement Activity	Nine Months Ended July 31, 2020
		In millions
Cash outflows from operating leases	Net cash used in operating activities	$178
ROU assets obtained in exchange for new operating lease liabilities	Non-cash activities	$214

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following tables shows the future payments on the Company's operating and finance leases:

	As of July 31, 2020
	Operating Leases	Finance Leases
Fiscal year	In millions
Remainder of fiscal 2020	$57	$2
2021	199	6
2022	179	6
2023	161	7
2024	138	7
Thereafter	447	41
Total future lease payments	$1,181	$69
Less: imputed interest	(92)	(11)
Total lease liabilities	$1,089	$58

As of July 31, 2020, the Company entered into $212 million of operating leases that have not yet commenced and are not yet recorded on the Condensed Consolidated Balance Sheet. These operating leases are scheduled to commence between remainder of Fiscal 2020 and 2022 and contain lease terms of 5 to 15 years.
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

	As of
	July 31, 2020	October 31, 2019
	In millions
Minimum lease payments receivable	$9,435	$9,070
Unguaranteed residual value	368	336
Unearned income	(760)	(754)
Financing receivables, gross	9,043	8,652
Allowance for doubtful accounts	(142)	(131)
Financing receivables, net	8,901	8,521
Less: current portion(1)	(3,797)	(3,572)
Amounts due after one year, net(1)	$5,104	$4,949

(1)The Company includes the current portion in Financing receivables, net of allowance for doubtful accounts, and amounts due after one year, net in Long-term financing receivables and other assets, in the accompanying Condensed Consolidated Balance Sheets.
Scheduled maturities of the Company's minimum lease payments receivable were as follows:

As of
July 31, 2020
Fiscal year	In millions
Remainder of fiscal 2020	$1,547
2021	3,284
2022	2,373
2023	1,376
2024	639
Thereafter	216
Total undiscounted cash flows	$9,435
Present value of lease payments (recognized as finance receivables)	$8,623
Difference between undiscounted cash flows and discounted cash flows	$812

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Prior to the adoption of the new lease standard, scheduled maturities of the Company's minimum lease payments receivable were as follows:

As of
October 31, 2019
Fiscal year	In millions
2020	$3,939
2021	2,449
2022	1,555
2023	752
2024	306
Thereafter	69
Total	$9,070
Sale of Financing Receivables
During the nine months ended July 31, 2020 and 2019, the Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the nine months ended July 31, 2020 and 2019, the Company sold $60 million and $153 million, respectively, of financing receivables.
Credit Quality Indicators
The credit risk profile of gross financing receivables, based on internal risk ratings, was as follows:

	As of
	July 31, 2020	October 31, 2019
	In millions
Risk Rating:
Low	$4,579	$4,432
Moderate	4,115	3,933
High	349	287
Total	$9,043	$8,652
Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB– or higher, while accounts rated moderate risk generally have the equivalent of BB+ or lower. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of impairment.
Allowance for Doubtful Accounts
The allowance for doubtful accounts for financing receivables as of July 31, 2020 and October 31, 2019 and the respective changes during the nine and twelve months then ended were as follows:

	As of
	July 31, 2020	October 31, 2019
	In millions
Balance at beginning of period	$131	$120
Provision for doubtful accounts	28	33
Write-offs	(17)	(22)
Balance at end of period	$142	$131

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	July 31, 2020	October 31, 2019
	In millions
Gross financing receivables collectively evaluated for loss	$8,174	$8,255
Gross financing receivables individually evaluated for loss(1)	869	397
Total	$9,043	$8,652
Allowance for financing receivables collectively evaluated for loss	$89	$84
Allowance for financing receivables individually evaluated for loss	53	47
Total	$142	$131

(1)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	July 31, 2020	October 31, 2019
	In millions
Billed:(1)
Current 1-30 days	$339	$301
Past due 31-60 days	71	62
Past due 61-90 days	35	15
Past due > 90 days	162	88
Unbilled sales-type and direct-financing lease receivables	8,436	8,186
Total gross financing receivables	$9,043	$8,652
Gross financing receivables on non-accrual status(2)	$569	$276
Gross financing receivables 90 days past due and still accruing interest(2)	$300	$121

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2020	October 31, 2019
	In millions
Equipment leased to customers	$7,210	$7,185
Accumulated depreciation	(3,184)	(3,101)
Total	$4,026	$4,084

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

As of
July 31, 2020
Fiscal year	In millions
Remainder of fiscal 2020	$521
2021	1,641
2022	894
2023	308
2024	54
Thereafter	3
Total	$3,421
If a lease is classified as an operating lease, the Company records lease revenue on a straight line basis over the lease term. At commencement of an operating lease, initial direct costs are deferred and are expensed over the lease term on the same basis as the lease revenue is recorded.
The following table presents amounts included in the Condensed Consolidated Statement of Earnings related to lessor activity:

	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2020
	In millions
Sales-type leases and direct financing leases:
Interest income	$115	$343
Lease income - operating leases	588	1,821
Total lease income	$703	$2,164
Variable Interest Entities
In June 2020, February 2020 and September 2019, the Company issued asset-backed debt securities under a fixed-term securitization program to private investors. The asset-backed debt securities are collateralized by the U.S. fixed-term financing receivables and leased equipment in the offering, which is held by a Special Purpose Entity (“SPE”). The SPE meets the definition of a VIE and is consolidated, along with the associated debt, into the Condensed Consolidated Financial Statements as the Company is the primary beneficiary of the VIE. The SPE is a bankruptcy-remote legal entity with separate assets and liabilities. The purpose of the SPE is to facilitate the funding of customer receivables and leased equipment in the capital markets.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the assets and liabilities held by the consolidated VIE as of July 31, 2020, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of
	July 31, 2020	October 31, 2019
Assets held by VIE	In millions
Other current assets	$163	$76
Financing receivables
Short-term	$586	$194
Long-term	$711	$229
Property, plant and equipment	$764	$303
Liabilities held by VIE
Notes payable and short-term borrowings, net of unamortized debt issuance costs	$1,018	$385
Long-term debt, net of unamortized debt issuance costs	$1,057	$370

Note 9: Goodwill
The following table represents the change in carrying value of goodwill, by reportable segment, for nine months ended July 31, 2020:

	Compute	HPC & MCS	Storage	Intelligent Edge	Financial Services	Total
	In millions
Balance at October 31, 2019	$7,532	$4,478	$4,158	$1,994	$144	$18,306
Goodwill impairment	—	(865)	—	—	—	(865)
Goodwill adjustments	—	—	1	—	—	1
Balance at July 31, 2020	$7,532	$3,613	$4,159	$1,994	$144	$17,442
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2020				As of October 31, 2019
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$4,778	$—	$4,778	$—	$803	$—	$803
Money market funds	1,668	—	—	1,668	859	—	—	859
Foreign bonds	—	97	—	97	7	126	—	133
Other debt securities	—	—	21	21	—	—	32	32
Derivative Instruments:
Interest rate contracts	—	259	—	259	—	73	—	73
Foreign exchange contracts	—	305	—	305	—	392	—	392
Other derivatives	—	2	—	2	—	3	—	3
Total assets	$1,668	$5,441	$21	$7,130	$866	$1,397	$32	$2,295
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$4	$—	$4	$—	$11	$—	$11
Foreign exchange contracts	—	308	—	308	—	136	—	136
Total liabilities	$—	$312	$—	$312	$—	$147	$—	$147
During the nine months ended July 31, 2020, there were no transfers between levels within the fair value hierarchy.
Other Fair Value Disclosures
Short-Term and Long-Term Debt: At July 31, 2020 and October 31, 2019, the estimated fair value of the Company's short-term and long-term debt was $20.6 billion and $14.6 billion, respectively. At July 31, 2020 and October 31, 2019, the carrying value of the Company's short-term and long-term debt was $19.5 billion and $13.8 billion, respectively.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of July 31, 2020			As of October 31, 2019
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
	In millions
Cash Equivalents:
Time deposits	$4,778	$—	$4,778	$803	$—	$803
Money market funds	1,668	—	1,668	859	—	859
Total cash equivalents	6,446	—	6,446	1,662	—	1,662
Available-for-Sale Debt Investments:
Foreign bonds	83	14	97	110	23	133
Other debt securities	20	1	21	32	—	32
Total available-for-sale debt investments	103	15	118	142	23	165
Total cash equivalents and available-for-sale debt investments	$6,549	$15	$6,564	$1,804	$23	$1,827
As of July 31, 2020 and October 31, 2019, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions in the U.S. as of July 31, 2020 and outside the U.S. as of October 31, 2019. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of available-for-sale debt investments were as follows:

	July 31, 2020
	Amortized Cost	Fair Value
	In millions
Due in more than five years	$103	$118
	$103	$118
Equity securities investments in privately held companies are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. The carrying amount of those without readily determinable fair values amounted to $283 million and $190 million at July 31, 2020 and October 31, 2019, respectively. The carrying amount of those marketable equity securities with readily determinable fair value amounted to $29 million as of July 31, 2020. The Company did not have any marketable equity securities with readily determinable fair value as of October 31, 2019.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. These amounted to $2.3 billion at July 31, 2020 and October 31, 2019.
The Company did not recognize any impairments on these equity investments during the nine months ended July 31, 2020.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of July 31, 2020					As of October 31, 2019
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$6,850	$4	$255	$—	$—	$6,850	$—	$72	$11	$—
Cash flow hedges:
Foreign currency contracts	7,929	61	85	176	47	8,578	164	141	45	27
Interest rate contracts	500	—	—	4	—	500	—	1	—	—
Net investment hedges:
Foreign currency contracts	1,778	29	37	13	6	1,766	31	36	18	10
Total derivatives designated as hedging instruments	17,057	94	377	193	53	17,694	195	250	74	37
Derivatives not designated as hedging instruments
Foreign currency contracts	6,013	86	7	65	1	6,398	17	3	33	3
Other derivatives	101	2	—	—	—	97	3	—	—	—
Total derivatives not designated as hedging instruments	6,114	88	7	65	1	6,495	20	3	33	3
Total derivatives	$23,171	$182	$384	$258	$54	$24,189	$215	$253	$107	$40
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

	As of July 31, 2020
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$566	$—	$566	$202	$391	(1)	$(27)
Derivative liabilities	$312	$—	$312	$202	$83	(2)	$27

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
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of July 31, 2020, $83 million of collateral posted was entirely through re-use of counterparty collateral. As of October 31, 2019, $19 million of collateral posted was entirely by way of re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying amount of the hedged assets/ (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/ (liabilities)
	As of		As of
	July 31, 2020	October 31, 2019	July 31, 2020	October 31, 2019
	In millions		In millions
Notes payable and short-term borrowings	$(3,004)	$(2,987)	$(4)	$11
Long-term debt	$(4,093)	$(3,908)	$(255)	$(72)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	Three months ended July 31, 2020	Three months ended July 31, 2019	Nine months ended July 31, 2020	Nine months ended July 31, 2019
	In millions
Derivatives in Cash Flow Hedging relationship
Foreign exchange contracts	$(456)	$63	$(79)	$225
Interest rate contracts	—	—	(6)	—
Derivatives in Net Investment Hedging relationship
Foreign exchange contracts	(83)	(18)	50	(23)
Total	$(539)	$45	$(35)	$202

As of July 31, 2020, the Company expects to reclassify an estimated net accumulated other comprehensive loss of approximately $99 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments on the Condensed Consolidated Statements of Earnings were as follows:

	Gains (Losses) Recognized in Income
	Three months ended July 31, 2020		Three months ended July 31, 2019		Nine months ended July 31, 2020		Nine months ended July 31, 2019
	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net
	In millions
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded	$6,816	$(71)	$7,217	$(70)	$19,774	$(158)	$21,920	$(139)
Gains (losses) on derivatives in fair value hedging relationships
Interest rate contracts
Hedged items	$—	$(13)	$—	$(123)	$—	$(198)	$—	$(341)
Derivatives designated as hedging instruments	—	13	—	123	—	198	—	341
Gains (losses) on derivatives in cash flow hedging relationships
Foreign exchange contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	23	(264)	42	16	97	(55)	168	91
Interest rate contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	—	(1)	—	—	—	(1)	—	—
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	8	—	55	—	53	—	(68)
Other derivatives	—	(6)	—	(2)	—	(1)	—	5
Total gains (losses)	$23	$(263)	$42	$69	$97	$(4)	$168	$28

Note 12: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of
	July 31, 2020	October 31, 2019
	In millions
Current portion of long-term debt	$4,594	$3,441
FS commercial paper	737	698
Notes payable to banks, lines of credit and other	396	286
Total	$5,727	$4,425

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Asset-backed Debt Securities
In June 2020, the Company issued $1.0 billion of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.19%, payable monthly from August 2020 with a stated final maturity date of July 2030. As of July 31, 2020, the outstanding balance of the asset-backed debt securities was $1.0 billion.
In February 2020, the Company issued $755 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.87%, payable monthly from April 2020 with a stated final maturity date of February 2030. As of July 31, 2020, the outstanding balance of the asset-backed debt securities was $622 million.
In September 2019, the Company issued $763 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 2.31%, payable monthly from November 2019 with a stated final maturity date of September 2029. As of July 31, 2020, the outstanding balance of the asset-backed debt securities was $462 million.
The future principal payments on these asset-backed debt securities will be based on the underlying loan and lease payment streams. For more information on the asset-backed debt securities, see Note 8 “Accounting for Leases as a Lessor - Variable Interest Entities”.
Hewlett Packard Enterprise Senior Notes
In fiscal 2020, the Company completed its offering of the following Senior Notes
$1.0 billion issued at discount to par at a price of 99.883% in July 2020 at an interest rate of 1.45% due April 1, 2024, interest payable semi-annually on April 1 and October 1 of each year beginning on April 1, 2021.
$750 million issued at discount to par at a price of 99.820% in July 2020 at an interest rate of 1.75% due April 1, 2026 interest payable semi-annually on April 1 and October 1 of each year beginning on April 1, 2021.
$1.25 billion issued at discount to par at a price of 99.956% in April 2020 at an interest rate of 4.45% due October 2, 2023 interest payable semi-annually on April 2 and October 2 of each year beginning on October 2, 2020.
$1.0 billion issued at discount to par at a price of 99.817% in April 2020 at an interest rate of 4.65% due October 1, 2024 interest payable semi-annually on April 1 and October 1 of each year beginning on October 1, 2020.
The net proceeds from the above Senior Notes were used for the redemption in August 2020 of the $3.0 billion outstanding principal amount of the 3.6% registered Senior Notes that were originally due in October 2020.

Commercial Paper

Hewlett Packard Enterprise maintains two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion which was increased from $4.0 billion in March 2020. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of July 31, 2020 and October 31, 2019, no borrowings were outstanding under the Parent Programs, and $737 million and $698 million, respectively, were outstanding under the subsidiary’s program.

Future Maturities of Long-term Debt
As of July 31, 2020, aggregate future maturities of the Company's long-term debt at face value (excluding a fair value adjustment related to hedged debt of $259 million and a net discount on debt issuance of $10 million), including capital lease obligations were as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Fiscal year	In millions
Remainder of fiscal 2020	3,349
2021	2,780
2022	1,967
2023	2,483
2024	2,018
Thereafter	5,537
Total	$18,134

Note 13: Stockholders' Equity
Taxes related to Other Comprehensive (Loss) Income

	Three months ended July 31,		Nine months ended July 31,
	2020	2019	2020	2019
	In millions
Taxes on change in net unrealized (losses) gains on cash flow hedges:
Tax benefit (provision) on net unrealized (losses) gains arising during the period	$26	$(6)	$(6)	$(24)
Tax provision (benefit) on net losses (gains) reclassified into earnings	5	7	26	31
	31	1	20	7
Taxes on change in unrealized components of defined benefit plans:
Tax benefit (provision) on net unrealized (losses) gains arising during the period	1	5	1	13
Tax (provision) benefit on amortization of net actuarial loss and prior service benefit	(4)	(3)	(12)	(9)
Tax (provision) benefit on curtailments, settlements and other	—	—	—	(7)
	(3)	2	(11)	(3)
Tax (provision) benefit on change in cumulative translation adjustment	—	(1)	4	—
Tax benefit (provision) on other comprehensive (loss) income	$28	$2	$13	$4

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Other Comprehensive (Loss) Income, net of taxes

	Three months ended July 31,		Nine months ended July 31,
	2020	2019	2020	2019
	In millions
Other comprehensive (loss) income, net of taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	$6	$3	$—	$8
(Gains) losses reclassified into earnings	(1)	—	(8)	(3)
	5	3	(8)	5
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized (losses) gains arising during the period	(430)	57	(91)	201
Net losses (gains) reclassified into earnings	247	(51)	(15)	(228)
	(183)	6	(106)	(27)
Change in unrealized components of defined benefit plans:
Net unrealized (losses) gains arising during the period	(18)	(26)	(9)	(65)
Amortization of net actuarial loss and prior service benefit	57	51	171	152
Curtailments, settlements and other	7	5	8	5
	46	30	170	92
Change in cumulative translation adjustment	1	(9)	(42)	(2)
Other comprehensive (loss) income, net of taxes	$(131)	$30	$14	$68
The components of Accumulated other comprehensive loss, net of taxes as of July 31, 2020, and changes during the nine months ended July 31, 2020 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$23	$53	$(3,366)	$(437)	$(3,727)
Effect of change in accounting principle (1)	—	(10)	—	(33)	(43)
Other comprehensive (loss) income before reclassifications	—	(91)	(9)	(42)	(142)
Reclassifications of (gains) losses into earnings	(8)	(15)	179	—	156
Balance at end of period	$15	$(63)	$(3,196)	$(512)	$(3,756)

(1)Reflects the adoption of the FASB guidance on stranded tax effects. For more information, see Note 1 "Overview and Summary of Significant Accounting Policies".
Share Repurchase Program
For the nine months ended July 31, 2020, the Company repurchased and settled a total of 25.3 million shares under its share repurchase program through open market repurchases, which included 0.5 million shares that were unsettled open market repurchases as of October 31, 2019. As of July 31, 2020, the Company had no unsettled open market repurchases of shares. Shares repurchased during the nine months ended July 31, 2020 were recorded as a $346 million reduction to stockholders' equity. As of July 31, 2020, the Company had a remaining authorization of $2.1 billion for future share repurchases.

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
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	In millions, except per share amounts
Numerator:
Net earnings (loss)	$9	$(27)	$(479)	$569
Denominator:
Weighted-average shares used to compute basic net EPS	1,292	1,334	1,294	1,367
Dilutive effect of employee stock plans	8	—	—	13
Weighted-average shares used to compute diluted net EPS	1,300	1,334	1,294	1,380
Net earnings (loss) per share:
Basic	$0.01	$(0.02)	$(0.37)	$0.42
Diluted	$0.01	$(0.02)	$(0.37)	$0.41
Anti-dilutive weighted-average stock awards(1)	21	44	48	4

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 15: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of Intellectual Property ("IP"), commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of July 31, 2020, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals aged 40 and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On September 20, 2017, the court granted the defendants'

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
motion to compel arbitration and administratively closed the case pending resolution of the arbitration proceedings. On November 30, 2017, three named plaintiffs filed a single arbitration demand. Thirteen additional plaintiffs later joined the arbitration. On December 22, 2017, defendants filed a motion to (1) stay the case pending arbitrations and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand. On February 6, 2018, the court granted the motion to stay and denied the motion to enjoin. The claims of these sixteen arbitration named plaintiffs have been resolved. Additional opt-in plaintiffs were added to the litigation and these claims also were resolved as part of the arbitration process. The stay of the Forsyth class action has been lifted and a Third Amended Complaint was filed on January 7, 2020. Defendants filed a motion to dismiss the Third Amended Complaint on February 6, 2020. On May 18, 2020, the court issued an order granting in part and denying in part Defendants’ motion to dismiss. The court granted Plaintiffs leave to amend their complaint. On July 9, 2020, Plaintiffs filed a Fourth Amended Complaint.
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
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition. Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix’s alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On June 14, 2018, the court heard oral argument on HPE's and Oracle's cross-motions for summary judgment. On January 29, 2019, the court granted HPE’s Motion for Summary Judgment as to all of Oracle’s claims and vacated the trial date. On February 20, 2019, the court entered judgment in favor of HPE, dismissing Oracle’s claims in their entirety. Oracle has appealed the trial court’s ruling to the United States Court of Appeals for the Ninth Circuit. On August 20, 2020, the United States Court of Appeals for the Ninth Circuit issued its ruling, affirming in part and reversing in part the trial court’s decision granting summary judgment in favor of HPE. The matter will be remanded back to the United States District Court for the Northern District of California for further proceedings consistent with the ruling from the United States Court of Appeals for the Ninth Circuit.
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
•Overview.  A discussion of our business and summary analysis of financial and other highlights, including non-GAAP financial measures, affecting the Company in order to provide context to the remainder of the MD&A, financial statements and footnotes. The Overview analysis compares the three and nine months ended July 31, 2020 to the prior-year periods.
•Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
•Results of Operations.  An analysis of our financial results comparing the three and nine months ended July 31, 2020 to the prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.
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
The following Overview, Results of Operations and Liquidity discussions and analysis compare the three and nine months ended July 31, 2020 to the prior-year periods, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of July 31, 2020, unless otherwise noted.
        For purposes of this MD&A section, we use the terms "Hewlett Packard Enterprise", "HPE", the "Company", "we", "us" and "our" to refer to Hewlett Packard Enterprise Company.
COVID-19 UPDATE
COVID-19 continues to have an impact on our financial performance as the pandemic endures and affects global economic activity including ongoing worldwide travel restrictions, prohibitions of non-essential work activities in some markets, disruption and shutdown of businesses in some markets and greater uncertainty in global financial markets. We are currently unable to predict the extent to which COVID-19 may adversely impact our future business operations, financial performance and results of operations. The full extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

demand for our enterprise technology solutions. For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, see risks identified in the section entitled “ Risk Factors” in Part II, Item 1A.
The Company believes its existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, dividends, debt repayments and other liquidity requirements associated with its existing operations.
The Company also believes that COVID-19 has forced fundamental changes in businesses and communities that are aligned with the Company's edge-to-cloud platform delivered as-a-service strategy. Navigating through the pandemic and planning for a post-COVID world have increased customers' needs for as-a-service offerings, secure connectivity, remote work capabilities and analytics to unlock insights from data. Our solutions are aligned to these needs, and we see opportunity to help our customers drive digital transformations as they continue to adapt to operate in a new world.
We have prioritized protecting the health and safety of our team members, supporting the global communities in which we live and work and supporting our customers and partners to help them adjust to new and emerging needs.
In response to the COVID-19 pandemic and to ensure the safety of our employees, we have implemented a global work-from-home policy until further notice that applies to a significant majority of our employees, with the exception of those performing essential activities. Our employees may elect to return to the office in jurisdictions where both local requirements and our own health and safety standards have been met. If such instances occur, employees would return to the office in a phased process. We have also made additional education and support resources and personal protective supplies available to team members. In the event of a confirmed or probable case of COVID-19 among our team members and contractors, we have implemented a confidential reporting process to trace and notify close contacts—including third parties—that maintains the anonymity of all involved.
In the third quarter of fiscal 2020 we announced new return-to-work solutions to help customers accelerate business recovery and reopening plans. The solutions combine expertise from HPE operational services for a fast, seamless transition, with HPE servers for the edge, Aruba AI-powered network infrastructure, and technologies from HPE’s rich ecosystem of partners. Customers that have implemented these solutions include large international airports, global food processing and packaging plants, retail stores, and corporate offices.
While we are actively working to mitigate the impact on our business and operations to address the near-term uncertainty, we have taken and are taking a number of actions to ensure HPE is well positioned to emerge stronger, more agile and digitally enabled for a post-COVID-19 world.
•On May 19, 2020, the Board of Directors of HPE (the "Board") approved a cost optimization and prioritization plan in order to focus our investments, realign our workforce to areas of growth and simplify and evolve our product portfolio strategy, go-to-market configurations, supply chain structures, digital customer support model, marketing experiences, and real estate strategies. We expect that this plan will be implemented through fiscal 2022 and estimate that it will include gross savings of at least $1.0 billion as a result of changes to our workforce, business model and business process, with this plan being expected to deliver annualized net run-rate savings of at least $800 million by the end of fiscal 2022, in both cases relative to our fiscal 2019 exit. In order to achieve this level of cost savings, we estimate related cash funding payments of $1.3 billion over the next three years of which approximately $0.8 billion will relate to labor restructuring, $0.2 billion will relate to non-labor restructuring and $0.3 billion will relate to IT investments and design and execution charges.
•On July 14, 2020, we issued $1.75 billion and on April 9, 2020, we issued $2.25 billion of aggregate principal amount of unsecured Senior Notes. The net proceeds from these offerings were used primarily for the redemption in August 2020 of the $3.0 billion outstanding principal amount of the 3.6% registered Senior Notes that were originally due in October 2020.
•On May 19, 2020, the Board approved temporary base salary adjustments or unpaid leave for certain employees beginning July 1, 2020 through the remainder of fiscal 2020. In addition, we implemented cost containment measures across the Company, including restrictions on external hiring and salary increases through the end of our fiscal year.
•On April 6, 2020, we announced that we suspended purchases under our share repurchase program in response to the global economic uncertainty that resulted from the worldwide spread of COVID-19.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•During the first three quarters of fiscal 2020, we paid a quarterly dividend of $0.12 per share to our shareholders. On August 25, 2020 we declared a quarterly dividend of $0.12 per share, payable on or about October 7, 2020, to stockholders of record as of the close of business on September 9, 2020.
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
The following provides an overview of our key financial metrics by segment for the three months ended July 31, 2020, as compared to the prior-year period:

	HPE Consolidated	Compute	HPC & MCS	Storage	A & PS	Intelligent Edge	Financial Services	Corporate Investments
	Dollars in millions, except for per share amounts
Net revenue(1)	$6,816	$3,389	$649	$1,128	$226	$684	$811	$119
Year-over-year change %	(5.6)%	(0.3)%	2.5%	(10.1)%	(6.6)%	(12.4)%	(8.7)%	(8.5)%
Earnings (loss) from operations(2)	$12	$288	$36	$145	$(4)	$59	$65	$(27)
Earnings (loss) from operations as a % of net revenue	0.2%	8.5%	5.5%	12.9%	(1.8)%	8.6%	8.0%	(22.7)%
Year-over-year change percentage points	1.3 pts	(4.4) pts	(2.6) pts	(3.6) pts	1.9 pts	1.8 pts	(0.7) pts	(3.5) pts
Net earnings	$9
Diluted net earnings per share	$0.01

Supplemental Non-GAAP information:
Non-GAAP earnings from operations	$484
Non-GAAP earnings from operations as a % of net revenue	7.1%
Non-GAAP net earnings	$419
Non-GAAP diluted net earnings per share	$0.32

(1)HPE consolidated net revenue excludes intersegment net revenue.
(2)Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, amortization of initial direct costs, amortization of intangible assets, transformation costs, disaster charges and acquisition, disposition and other related charges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following provides an overview of our key financial metrics by segment for the nine months ended July 31, 2020, as compared to the prior-year period:

	HPE Consolidated	Compute	HPC & MCS	Storage	A & PS	Intelligent Edge	Financial Services	Corporate Investments
	Dollars in millions, except for per share amounts
Net revenue(1)	$19,774	$9,040	$2,061	$3,464	$706	$2,069	$2,503	$364
Year-over-year change %	(9.8)%	(12.2)%	(3.4)%	(11.8)%	(5.0)%	(4.7)%	(7.4)%	(2.4)%
(Loss) earnings from operations(2)	$(474)	$699	$118	$516	$(4)	$202	$213	$(82)
(Loss) earnings from operations as a % of net revenue	(2.4)%	7.7%	5.7%	14.9%	(0.6)%	9.8%	8.5%	(22.5)%
Year-over-year change percentage points	(6.1) pts	(2.9) pts	(5.6) pts	(3.0) pts	6.8 pts	4.6 pts	— pts	(0.5) pts
Net loss	$(479)
Diluted net loss per share	$(0.37)

Supplemental Non-GAAP information:
Non-GAAP earnings from operations	$1,451
Non-GAAP earnings from operations as a % of net revenue	7.3%
Non-GAAP net earnings	$1,279
Non-GAAP diluted net earnings per share	$0.98

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following table provides reconciliation of GAAP to non-GAAP measures for the three and nine months ended July 31, 2020.

	Three Months Ended July 31, 2020	Diluted net earnings per share	Nine Months Ended July 31, 2020	Diluted net earnings per share
	In millions		In millions
GAAP net earnings (loss)	$9	$0.01	$(479)	$(0.37)
Non-GAAP adjustments:
Amortization of initial direct costs	3	—	9	0.01
Amortization of intangible assets	95	0.07	299	0.23
Impairment of goodwill	—	—	865	0.67
Transformation costs	357	0.27	646	0.49
Disaster charges	2	—	24	0.02
Acquisition, disposition and other related charges	15	0.01	82	0.06
Tax indemnification adjustments	30	0.03	86	0.07
Non-service net periodic benefit credit	(28)	(0.02)	(101)	(0.08)
Loss from equity interests(1)	36	0.03	110	0.09
Adjustments for taxes	(100)	(0.08)	(262)	(0.21)
Non-GAAP net earnings	$419	$0.32	$1,279	$0.98
GAAP earnings (loss) from operations	$12		$(474)
Non-GAAP adjustments:
Amortization of initial direct costs	3		9
Amortization of intangible assets	95		299
Impairment of goodwill	—		865
Transformation costs	357		646
Disaster charges	2		24
Acquisition, disposition and other related charges	15		82
Non-GAAP earnings from operations	$484		$1,451

GAAP operating profit margin	0.2%		(2.4)%
Non-GAAP adjustments	6.9%		9.7%
Non-GAAP operating profit margin	7.1%		7.3%

GAAP Net revenue	$6,816		$19,774
GAAP Cost of Sales	4,749		13,511
GAAP Gross profit	$2,067		$6,263
Non-GAAP adjustments
Amortization of initial direct costs	$3		$9
Acquisition, disposition and other related charges(2)	$—		$27
Non-GAAP Gross Profit	$2,070		$6,299

GAAP gross profit margin	30.3%		31.7%
Non-GAAP adjustments	0.1%		0.2%
Non-GAAP gross profit margin	30.4%		31.9%

(1) Represents the amortization of basis difference adjustments related to the H3C divestiture.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(2) For the nine months ended July 31, 2020, amounts represent Acquisition, disposition and other related charges related to a non-cash inventory fair value adjustment in connection with the acquisition of Cray, Inc., which was included in Cost of Sales.

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
Net revenue on a constant currency basis assumes no change in the foreign exchange rate from the prior-year period. Non-GAAP gross profit and non-GAAP gross profit margin is defined to exclude charges related to the amortization of initial direct costs and certain acquisition, disposition and other related charges. Non-GAAP earnings from operations and non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) consist of earnings from operations excluding any charges related to the amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster charges (recovery) and acquisition, disposition and other related charges. Non-GAAP net earnings and Non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges, as well as an adjustment to tax indemnification adjustments, non-service net periodic benefit credit, loss from equity interests, certain income tax valuation allowances and separation taxes, the impact of U.S. tax reform, structural rate adjustment and excess tax benefit from stock-based compensation. In addition, non-GAAP net earnings and non-GAAP diluted net earnings per share are adjusted by the amount of additional taxes or tax benefits associated with each non-GAAP item. We believe that excluding the items mentioned above from these non-GAAP financial measures allows management to better understand our consolidated financial performance in relation to the operating results of our segments. Management does not believe that the excluded items are reflective of ongoing operating results, and excluding them facilitates a more meaningful evaluation of our current operating performance in comparison to our peers. The excluded items can be inconsistent in amount and frequency and/or not reflective of the operational performance of the business.
These non-GAAP financial measures have limitations as analytical tools, and these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations in relying on these non-GAAP financial measures are that they can have a material impact on the equivalent GAAP earnings measures, they may be calculated differently by other companies and may not reflect the full economic effect of the loss in value of certain assets.
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

Three months ended July 31, 2020 compared with three months ended July 31, 2019

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The three months ended July 31, 2020 represented our second full quarter of operating under COVID-19. Although we significantly improved our operational and supply chain execution in the third quarter of fiscal 2020, our financial results continued to be impacted by the global pandemic on the demand side of our business operations. Manufacturing partners throughout the supply chain are operating at nominal levels of capacity and resource. To mitigate the risk caused by the pandemic to our manufacturing operations, we worked with our suppliers and manufacturing partners to maintain the assurance of supply and to fulfill orders. As a result, backlog challenges caused by both material shortages and the COVID-19 pandemic continue to show improvement with significant reduction in backlog now being sustained due to our focus on order routing, capacity, resource, and inventory management measures put in place and monitored on a continual basis. The extent to which COVID-19 related events continue to affect our operational performance will depend primarily on the duration of lockdown actions taking place across the globe and access restrictions at customer sites, along with the time it takes for the demand environment to rebound.

Net revenue decreased by $0.4 billion, or 5.6% (decreased 4.1% on a constant currency basis), for the three months ended July 31, 2020, as compared to the prior-year period, as many of our segments experienced a net revenue decline. The net revenue decline was primarily driven by decreases in Storage, Intelligent Edge and Financial Services partially offset by a net revenue increase in HPC & MCS. The net revenue decline in Storage was due to COVID-19 related events including a weak and uncertain global demand environment and lower revenue from the expiration of a one-time legacy contract. Net revenue declined in Intelligent Edge due to declines in switching and WLAN products due to the weak and uncertain global demand environment resulting from COVID-19 and competitive pricing pressures. Net revenue declined in Financial Services due primarily to a decrease in rental revenue due to lower average operating lease assets and a decline in end-of-lease buyout activity. COVID-19 related constraints, including weak demand resulted in lower net revenue in A & PS.

In the first half of fiscal 2020, the Compute and HPC & MCS segments experienced a variety of challenges resulting from COVID-19 related lockdown restrictions including supply chain constraints, delays meeting customer acceptance milestones, performing on-site installations and processing order fulfillment. These challenges continued but moderated to some extent in the third quarter of fiscal 2020 given the mitigation actions mentioned previously and as lockdown actions eased somewhat in select global regions. As such, net revenue in Compute was largely unchanged from the prior-year period as the impact of unfavorable currency fluctuations and competitive pricing pressures were mostly offset by improved supply chain execution and net revenue increased in HPC & MCS due to incremental revenue from the Cray acquisition and the events highlighted previously.

Our gross profit margin was 30.3% ($2.1 billion) and 33.9% ($2.4 billion) for the three months ended July 31, 2020 and 2019, respectively, representing a decline of 3.6 percentage points. The decline in the gross profit margin was due to multiple factors led by higher commodity costs, competitive pricing pressures, higher supply chain costs as a result of COVID-19, and the net revenue decline which resulted in higher fixed overhead costs as a percentage of net revenue, partially offset by our continued shift to higher-margin products and services. Our operating profit margin was 0.2% and (1.1)% for the three months ended July 31, 2020 and 2019, respectively, representing an increase of 1.3 percentage points. The increase in our operating profit margin was due to a decrease in operating expenses as a percentage of net revenue partially offset by a decrease in gross profit margin. The decrease in operating expenses was due to the prior-year period containing higher acquisition, disposition and other related charges resulting from an arbitration settlement, along with a current year period decline in travel expenses due to cost containment measures we put in place in response to COVID-19, lower variable compensation expense and lower spend on outsourced services. These decreases were partially offset by increased costs due to our expansion of the transformation programs.
Nine months ended July 31, 2020 compared with nine months ended July 31, 2019
Net revenue decreased by $2.1 billion, or 9.8% (decreased 8.5% on a constant currency basis), for the nine months ended July 31, 2020, as compared to the prior-year period.

During the first nine months of fiscal 2020, we experienced a net revenue decline due to the impact of COVID-19 on our business operations and the global demand environment along with commodity and manufacturing capacity constraints in North America. The impact of COVID-19 and resulting lockdown restrictions introduced across the globe created challenges to our supply chain process with processing order fulfillment, brought delays with meeting customer acceptance milestones and limited our ability to perform and complete on-site installations. Manufacturing capacity constraints were in part due to the consolidation of certain locations in North America and also in part due to COVID-19 restrictions, both of which resulted in increased order backlog particularly during the first six months of fiscal 2020. Although we significantly improved operational and supply chain execution in the third quarter of fiscal 2020, our financial results continued to be impacted by a weak and uncertain global demand environment resulting from COVID-19 related restrictions.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

From a segment perspective, the net revenue decrease for the first nine months ended July 31, 2020, as compared to the prior year period was primarily driven by declines in Compute, Storage, Financial Services and Intelligent Edge. The net revenue decline in Compute was pronounced as we experienced a combination of factors including the impact of COVID-19 and the resulting weak and uncertain global demand environment, competitive pricing pressures and commodity and manufacturing capacity constraints in North America. Storage net revenue was also impacted by COVID-19 and the resulting weak and uncertain global demand environment, commodity and manufacturing capacity constraints in North America and lower revenue from the expiration of a one-time legacy contract. Financial Services net revenue was impacted due to a decrease in rental revenue due to lower average operating lease assets and unfavorable foreign currency fluctuations. The decline in Intelligent Edge net revenue was primarily due to declines in switching and WLAN products due to the weak and uncertain global demand environment resulting from COVID-19. HPC & MCS experienced a net revenue decline as a result of COVID-19 related challenges, particularly with performing on-site installations and meeting customer acceptance milestones given lockdown constraints taking place across the globe, partially offset by the addition of revenue from the acquisition of Cray Inc. (“Cray”). COVID-19 related constraints also contributed to the net revenue decline in the A & PS segment.
Gross profit margin was 31.7% ($6.3 billion) and 32.4% ($7.1 billion) for the nine months ended July 31, 2020 and 2019, respectively. The 0.7 percentage point decrease to the gross profit margin was primarily driven by higher supply chain costs resulting from the impact of COVID-19, competitive pricing pressures, and the scale of net revenue decline, partially offset by our overall shift to higher-margin products and services along with lower variable compensation expense. Our operating profit margin was (2.4)% and 3.7% for the nine months ended July 31, 2020 and 2019, respectively, representing a decrease of 6.1 percentage points. The decrease was due to an increase in operating expenses as a percentage of net revenue coupled with a decrease in gross profit margin. The increase in operating expenses was due to the goodwill impairment charge impacting our HPC & MCS segment in the second quarter of fiscal 2020, in part due to market conditions and business trends caused by the impact of COVID-19 and higher transformation costs partially offset by the prior-year period containing higher acquisition, disposition and other related charges resulting from an arbitration settlement.
As of July 31, 2020, cash, cash equivalents and restricted cash were $8.9 billion, representing an increase of approximately $4.8 billion from the October 31, 2019 balance of $4.1 billion. The increase was due primarily to the following: proceeds from debt, net of repayments and issuance costs of $5.4 billion and net cash provided by operating activities of $1.5 billion partially offset by investments in property, plant and equipment, net of sales proceeds, of $1.2 billion, and cash dividend payments and share repurchases of $0.8 billion.
In August 2020, we redeemed $3.0 billion of outstanding principal amount of the 3.6% registered Notes that were originally due in October 2020.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that COVID-19 could have on our significant accounting estimates. Significant estimates that are based on a forecast include inventory reserves, provision for taxes, valuation allowance for deferred taxes, and impairment assessment of goodwill, intangible assets and other long lived assets. The Company believes that these estimates, judgements and assumptions are reasonable under the circumstances, and are subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates change, it could adversely affect Company’s results of operations. Additionally, as the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates, judgements and assumptions may evolve as conditions change. Management believes that there have been no significant changes during the nine months ended July 31, 2020, with the exception of certain accounting policies that were updated resulting from our adoption of the new leasing standard (See Note 1 in Item 1, "Overview and Summary of Significant Accounting Policies"), to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2020		2019		2020		2019
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$6,816	100.0%	$7,217	100.0%	$19,774	100.0%	$21,920	100.0%
Cost of sales	4,749	69.7	4,768	66.1%	13,511	68.3%	14,820	67.6%
Gross profit	2,067	30.3	2,449	33.9%	6,263	31.7%	7,100	32.4%
Research and development	455	6.7	481	6.7%	1,390	7.0%	1,404	6.4%
Selling, general and administrative	1,131	16.6	1,253	17.3%	3,458	17.6%	3,678	16.8%
Amortization of intangible assets	95	1.4	58	0.9%	299	1.4%	199	0.9%
Impairment of goodwill	—	—	—	—%	865	4.4%	—	—%
Transformation costs	357	5.2	170	2.4%	646	3.3%	302	1.4%
Disaster charges (recovery)	2	—	—	—%	24	0.1%	(7)	—%
Acquisition, disposition and other related charges	15	0.2	563	7.7%	55	0.3%	710	3.2%
Earnings (loss) from operations	12	0.2	(76)	(1.1)%	(474)	(2.4)%	814	3.7
Interest and other, net	(71)	(1.0)	(70)	(1.0)%	(158)	(0.8)%	(139)	(0.6)
Tax indemnification adjustments	(30)	(0.5)	(134)	(1.8)%	(86)	(0.5)%	89	0.4
Non-service net periodic benefit credit	28	0.4	12	0.2%	101	0.5%	45	0.2
Earnings from equity interests	27	0.4	3	—%	50	0.3%	21	0.1
(Loss) earnings before taxes	(34)	(0.5)	(265)	(3.7)%	(567)	(2.9)%	830	3.8
Benefit (provision) for taxes	43	0.6	238	3.3%	88	0.5%	(261)	(1.2)
Net earnings (loss)	$9	0.1%	$(27)	(0.4)%	$(479)	(2.4)%	$569	2.6

Stock-based compensation expense is included within costs and expenses presented in the table above as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	In millions
Cost of sales	$8	$7	$30	$30
Research and development	16	15	62	55
Selling, general and administrative	31	36	123	122
Transformation costs	—	—	—	2
Acquisition, disposition and other related charges	—	—	1	—
Total	$55	$58	$216	$209
Net Revenue
For the three months ended July 31, 2020, as compared to the prior-year period, total net revenue decreased by $401 million, or 5.6% (decreased 4.1% on a constant currency basis). U.S. net revenue decreased by $73 million, or 3.0%, to $2.4 billion, and net revenue from outside of the U.S. decreased by $328 million, or 6.9%, to $4.4 billion. For the nine months ended July 31, 2020, as compared to the prior-year period, total net revenue decreased by $2.1 billion, or 9.8% (decreased 8.5% on a constant currency basis). U.S. net revenue decreased by $534 million, or 7.5%, to $6.6 billion, and net revenue from outside of the U.S. decreased by $1.6 billion, or 10.9%, to $13.2 billion.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The components of the weighted net revenue change by segment were as follows:

	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2020
	Percentage points
Compute	(0.2)	(5.7)
HPC & MCS	0.2	(0.3)
Storage	(1.8)	(2.1)
A & PS	(0.2)	(0.2)
Intelligent Edge	(1.3)	(0.5)
Financial Services	(1.1)	(0.9)
Corporate Investments	(0.1)	(0.1)
Total Segment	(4.5)	(9.8)
Elimination of Intersegment net revenue	(1.1)	—
Total HPE	(5.6)	(9.8)

Three Months Ended July 31, 2020 compared with three months ended July 31, 2019
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Compute net revenue declined due primarily to unfavorable foreign currency fluctuations and competitive pricing pressures;
•HPC & MCS net revenue increased due primarily to the addition of revenue resulting from the acquisition of Cray;
•Storage net revenue decreased due primarily to the weak and uncertain global demand environment resulting from COVID-19 related lockdown restrictions which include supply chain constraints, competitive pricing pressures, lower revenue from the expiration of a one-time legacy contract and unfavorable currency fluctuations;
•A & PS net revenue decreased due primarily to the weak and uncertain global demand environment resulting from COVID-19 related lockdown restrictions, including continued service delivery delays along with unfavorable foreign currency fluctuations;
•Intelligent Edge net revenue decreased due primarily to the weak and uncertain global demand environment resulting from COVID-19 related lockdown restrictions, lower revenue from WLAN and switching products, competitive pricing pressures, lower software net revenue and unfavorable foreign currency fluctuations; and
•Financial Services net revenue decreased due primarily to a decrease in rental revenue due to lower average operating lease assets, unfavorable currency fluctuations, along with lower asset management revenue from lease buyouts and lease extensions.
Nine Months Ended July 31, 2020 compared with nine months ended July 31, 2019
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Compute net revenue declined due to multiple factors including the weak and uncertain global demand environment resulting from COVID-19 related lock down restrictions, competitive pricing pressures, unfavorable foreign currency fluctuations, commodity and manufacturing capacity constraints in North America;
•HPC & MCS net revenue decreased due to challenges resulting from COVID-19 related lockdown restrictions including performing on-site product installations, meeting customer acceptance milestones, and the weak and uncertain global demand environment;

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•Storage net revenue decreased due primarily to the weak and uncertain global demand environment predominantly resulting from COVID-19 related lockdown restrictions, commodity and North American manufacturing capacity constraints, and lower revenue from the expiration of a one-time legacy contract;
•A & PS net revenue decreased due primarily to the weak and uncertain global demand environment resulting from COVID-19 related lockdown restrictions, including service delivery delays along with unfavorable foreign currency fluctuations;
•Intelligent Edge net revenue decreased due primarily to lower revenue from switching and WLAN products predominantly driven by the weak and uncertain global demand environment resulting from COVID-19 related lockdown restrictions, lower software net revenue, and unfavorable foreign currency fluctuations; and
•Financial Services net revenue decreased due primarily to a decrease in rental revenue due to lower average operating lease assets, unfavorable currency fluctuation, and lower lease equipment buyout revenue.
A more detailed discussion of segment revenue is included under "Segment Information" below.
Gross Profit
For the three months ended July 31, 2020, as compared to the prior-year period, total gross profit margin decreased 3.6 percentage points. The decline in gross profit margin was due to multiple factors led by higher commodity costs, competitive pricing pressures, increased supply chain costs resulting from COVID-19, and the net revenue decline which resulted in higher fixed overhead costs as a percentage of net revenue, partially offset by our continued shift to higher margin products and services.
For the nine months ended July 31, 2020, as compared to the prior-year period, total gross margin decreased 0.7 percentage points. The gross margin decrease was primarily due to increased supply chain costs resulting from the impact of COVID-19, competitive pricing pressures, and the scale of net revenue decline, partially offset by our overall shift to higher-margin products and services along with lower variable compensation expense.
Research and Development
Research and development ("R&D") expense decreased by $26 million, or 5%, and by $14 million, or 1%, for the three and nine months ended July 31, 2020, respectively, as compared to the prior-year periods, due primarily to lower variable compensation expense and the impact of cost containment measures we put in place in response to COVID-19, partially offset by on-going expenses from business acquisitions.
Selling, General and Administrative
Selling, general and administrative expense decreased by $122 million, or 10%, and by $220 million, or 6%, for the three and nine months ended July 31, 2020, respectively, as compared to the prior-year periods, due primarily to lower variable compensation expense and the impact of cost containment measures we put in place in response to COVID-19, favorable currency fluctuations, partially offset by on-going expenses from business acquisitions.
Amortization of Intangible Assets
Amortization of intangible assets increased by $37 million, or 64%, and by $100 million, or 50%, for the three and nine months ended July 31, 2020, respectively, as compared to the prior-year periods, due to an increase in the amortization of intangible assets from recent acquisitions and the write-off of certain intangible assets, partially offset by certain intangible assets associated with prior acquisitions reaching the end of their amortization period.
Impairment of Goodwill
Impairment of goodwill for the nine months ended July 31, 2020, represents a partial goodwill impairment charge of $865 million recorded in the second quarter of fiscal 2020, as it was determined that the fair value of the HPC & MCS reporting unit was below the carrying value of its net assets.

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
We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.
Transformation Costs
Transformation programs are comprised of the cost optimization and prioritization plan we introduced in May 2020, and the HPE Next Initiative.
Transformation costs increased by $187 million, or 110%, for the three months ended July 31, 2020, as compared to the prior-year period, due primarily to the restructuring costs recorded in the third quarter of fiscal 2020 in connection with our cost optimization and prioritization plan.
Transformation costs increased by $344 million, or 114%, for the nine months ended July 31, 2020, as compared to the prior-year period, due primarily to the restructuring charges recorded in the third quarter of fiscal 2020 in connection with our cost optimization and prioritization plan and higher restructuring charges from our HPE Next Initiative, partially offset by higher gains from the sale of real estate.
See Note 3, "Transformation Programs", for discussion of the Transformation Costs.
Disaster charges (recovery)
Disaster charges for the three and nine months ended July 31, 2020, represent direct costs resulting from COVID-19 and are primarily related to HPE hosted, co-hosted, or sponsored events which had to be converted to a virtual format or in some cases cancelled.
For the nine months ended July 31, 2019, disaster recovery amounts represent insurance recoveries in relation to damage to our facilities in Houston, Texas due to Hurricane Harvey in fiscal 2017.
Acquisition, Disposition and Other Related Charges
Acquisition, disposition and other related charges decreased by $548 million, or 97%, and by $655 million, or 92%, for the three and nine months ended July 31, 2020, respectively, as compared with the prior-year periods, due primarily to a charge related to a one-time arbitration settlement in the prior-year period, partially offset by recent business acquisition costs related to retention bonuses and integration activities.
Interest and Other, Net
Interest and other, net expense increased by $1 million for the three months ended July 31, 2020, as compared with the prior-year period, due primarily to higher net interest expense, partially offset by favorable currency fluctuations. Interest and other, net expense increased by $19 million for the nine months ended July 31, 2020, as compared with the prior-year period, due primarily to higher net interest expense and unfavorable currency fluctuations, partially offset by a gain on the sale of certain assets in the current year.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Tax Indemnification Adjustments
We recorded tax indemnification expense of $30 million and $134 million for the three months ended July 31, 2020 and 2019, respectively, and tax indemnification expense of $86 million and tax indemnification income of $89 million for the nine months ended July 31, 2020 and 2019, respectively. For the three and nine months ended July 31, 2020, the amount included tax audit activity at HP Inc. and DXC. The activity for the nine months ended July 31, 2020 also included changes in certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc. and for which we are indemnified by HP Inc. For the three and nine months ended July 31, 2019, the amount was due primarily to the impacts of the effective settlement of the U.S. federal income tax audit of fiscal years 2013 through 2015 for HP Inc. The activity for the nine months ended July 31, 2019 also included the effects of U.S. tax reform on tax attributes related to fiscal periods prior to the Separation.
Non-service net periodic benefit
Non-service net periodic benefit credit increased by $16 million and $56 million for the three and nine months ended July 31, 2020, respectively, as compared with the prior-year periods, due primarily to lower interest rates.
Earnings from Equity Interests
Earnings from equity interests primarily represents our 49% interest in H3C Technologies' ("H3C") earnings and the amortization of our interest in a basis difference. For the three and nine months ended July 31, 2020, earnings from equity interests increased by $24 million and $29 million, respectively, as compared to the prior-year periods, due to higher net income earned by H3C.
Provision for Taxes
Our effective tax rate was 126.5% and 89.8% for the three months ended July 31, 2020 and 2019, respectively, and 15.5% and 31.4% for the nine months ended July 31, 2020, and 2019, respectively. The effective tax rates for the three and nine months ended July 31, 2020 were impacted by income tax benefits resulting from tax rate changes and differed from the statutory tax rate due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. The effective tax rate for the nine months ended July 31, 2020 also included the effects of the non-deductible goodwill impairment. The effective tax rates for the three and nine months ended July 31, 2019 were significantly impacted by the Tax Act and the settlement of certain pre-Separation tax liabilities of HP Inc. Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the remainder of fiscal 2020 due to the uncertain economic impact of COVID-19 on our operating results.
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
Compute

	Three months ended July 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$3,389	$3,400	(0.3)%
Earnings from operations	$288	$439	(34.4)%
Earnings from operations as a % of net revenue	8.5%	12.9%

	Nine months ended July 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$9,040	$10,293	(12.2)%
Earnings from operations	$699	$1,086	(35.6)%
Earnings from operations as a % of net revenue	7.7%	10.6%

Three months ended July 31, 2020 compared with three months ended July 31, 2019
Compute net revenue decreased by $11 million, or 0.3% (increased 1.1% on a constant currency basis), for the three months ended July 31, 2020 as compared to the prior-year period.
Net revenue in Compute decreased due primarily to unfavorable currency fluctuations and competitive pricing pressures, the effects of which were partially offset by improved supply chain performance. While Compute experienced an increase in unit shipments driven by improved supply chain execution, average unit selling prices declined due to competitive pricing pressures. Compute continues to be impacted by the weak and uncertain global demand environment resulting from COVID-19 related lockdown restrictions.
Compute earnings from operations as a percentage of net revenue decreased 4.4 percentage points for the three months ended July 31, 2020, as compared to the prior-year period, due to an increase in cost of products as a percentage of net revenue partially offset by a decrease in operating expenses as a percentage of net revenue. The increase in cost of products as a percentage of net revenue was due primarily to higher commodity costs, competitive pricing pressures, increased supply chain logistics costs resulting from COVID-19 and unfavorable currency fluctuations. The decrease in operating expense as a percentage of net revenue was due primarily to lower variable compensation expense and lower spending due to cost containment measures put in place in response to COVID-19. These declines were partially offset by higher field selling costs.

Nine months ended July 31, 2020 compared with nine months ended July 31, 2019
Compute net revenue decreased by $1.3 billion, or 12.2% (decreased 10.9% on a constant currency basis), for the nine months ended July 31, 2020, as compared to the prior-year period.
Net revenue in Compute was impacted by multiple factors including the weak and uncertain global demand environment resulting from COVID-19 related lock down restrictions, competitive pricing pressures, unfavorable currency fluctuations and commodity and manufacturing capacity constraints in North America. As a result, for the first nine months of fiscal 2020, as compared to the prior-year period, Compute experienced a decline in unit shipments and average unit selling prices.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Compute earnings from operations as a percentage of net revenue decreased 2.9 percentage points for the nine months ended July 31, 2020, as compared to the prior-year period due primarily to an increase in costs of products as a percentage of net revenue and an increase in operating expenses as a percentage of net revenue. The increase in cost of products as a percentage of net revenue was due primarily to competitive pricing pressures, increased supply chain logistics costs and unfavorable currency fluctuations which were partially offset by lower variable compensation expense. The increase in operating expense as a percentage of net revenue was due to the scale of the net revenue decline while total operating expenses declined year-over-year due primarily to lower variable compensation expense and lower spending due to cost containment measures put in place in response to COVID-19. These declines were partially offset by higher field selling costs.

HPC & MCS

	Three Months Ended July 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$649	$633	2.5%
Earnings from operations	$36	$51	(29.4)%
Earnings from operations as a % of net revenue	5.5%	8.1%

	Nine Months Ended July 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$2,061	$2,133	(3.4)%
Earnings from operations	$118	$241	(51.0)%
Earnings from operations as a % of net revenue	5.7%	11.3%

Three months ended July 31, 2020 compared with three months ended July 31, 2019
HPC & MCS net revenue increased by $16 million, or 2.5% (increased 3.3% on a constant currency basis), for the three months ended July 31, 2020, as compared to the prior-year period.
The increase in HPC & MCS net revenue was due primarily to the addition of revenue resulting from the acquisition of Cray. This increase was partially offset by unfavorable foreign currency fluctuations and challenges resulting from COVID-19 related lockdown restrictions including performing on-site product installations, meeting customer acceptance milestones and a weak and uncertain global demand environment.
HPC & MCS earnings from operations as a percentage of net revenue decreased 2.6 percentage points for the three months ended July 31, 2020, as compared to the prior-year period, due to an increase in operating expenses as a percentage of net revenue, partially offset by lower cost of products and services as a percentage of net revenue. The decrease in cost of products and services as a percentage of net revenue was due primarily to improved mix of products and services from the acquisition of Cray along with the prior-year period containing higher excess and obsolescence charges. The increase in operating expenses as a percentage of net revenue was due primarily to the addition of operating expenses from the acquisition of Cray.
Nine months ended July 31, 2020 compared with nine months ended July 31, 2019
HPC & MCS net revenue decreased by $72 million, or 3.4% (decreased 2.8% on a constant currency basis), for the nine months ended July 31, 2020, as compared to the prior-year period.
Net revenue in HPC & MCS decreased due to challenges resulting from COVID-19 related lockdown restrictions including performing on-site product installations, meeting customer acceptance milestones and a weak and uncertain global demand environment, partially offset by the addition of revenue resulting from Cray.
HPC & MCS earnings from operations as a percentage of net revenue decreased 5.6 percentage points for the nine months ended July 31, 2020, as compared to the prior-year period, due to an increase in operating expenses as a percentage of net revenue partially offset by lower cost of products and services as a percentage of net revenue. The decrease in cost of products and services as a percentage of net revenue was due primarily to an improved product mix from the acquisition of Cray and lower variable compensation expense. The increase in operating expenses as a percentage of net revenue was due to the addition of operating expenses resulting from the acquisition of Cray partially offset by lower variable compensation expense.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Storage

	Three Months Ended July 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$1,128	$1,255	(10.1)%
Earnings from operations	$145	$207	(30.0)%
Earnings from operations as a % of net revenue	12.9%	16.5%

	Nine Months Ended July 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$3,464	$3,929	(11.8)%
Earnings from operations	$516	$705	(26.8)%
Earnings from operations as a % of net revenue	14.9%	17.9%

Three months ended July 31, 2020 compared with three months ended July 31, 2019
Storage net revenue decreased by $127 million or 10.1% (decreased 8.8% on a constant currency basis), for the three months ended July 31, 2020 as compared to the prior-year period.
Net revenue in Storage was impacted by the weak and uncertain global demand environment resulting from COVID-19 related lockdown restrictions which include supply chain constraints, competitive pricing pressures, lower revenue from the expiration of a one-time legacy contract and unfavorable currency fluctuations. Partially offsetting the net revenue decline was higher revenue from Big Data.
Storage earnings from operations as a percentage of net revenue decreased 3.6 percentage points for the three months ended July 31, 2020, as compared to the prior-year period, due to an increase in cost of products as a percentage of net revenue and an increase in operating expenses as a percentage of net revenue. The increase in cost of product as a percentage of net revenue was due primarily to competitive pricing pressures, unfavorable currency fluctuations, and the scale of the net revenue decline which resulted in higher fixed overhead costs as a percentage of net revenue, the effects of which were partially offset by lower cost of services. The increase in operating expenses as a percentage of net revenue was due primarily to the scale of the net revenue decline and increased investments in R&D, while total operating expenses declined during the period due to lower field selling costs as a result of lower spending due to cost containment measures put in place in response to COVID-19 and lower variable compensation expense.
Nine months ended July 31, 2020 compared with nine months ended July 31, 2019
Storage net revenue decreased by $465 million or 11.8% (decreased 10.6% on a constant currency basis), for the nine months ended July 31, 2020, as compared to the prior-year period.
Net revenue in Storage was impacted by the weak and uncertain global demand environment predominantly resulting from COVID-19 related lockdown restrictions, commodity and North American manufacturing capacity constraints in the first quarter of fiscal 2020, and lower revenue from the expiration of a one-time legacy contract. Partially offsetting the net revenue decrease was revenue growth from Big Data and Storage services.
Storage earnings from operations as a percentage of net revenue decreased 3.0 percentage points for the nine months ended July 31, 2020, as compared to the prior-year period, due to an increase in cost of product and services as a percentage of net revenue and an increase in operating expenses as a percentage of net revenue. The increase in the cost of product and services as a percentage of net revenue was due primarily to unfavorable currency fluctuations and higher fixed overhead costs as a percentage of net revenue, the effects of which were partially offset by lower variable compensation expense and lower cost of services. The increase in operating expenses as a percentage of net revenue was due primarily to higher investments in R&D and to the scale of the net revenue decline, while total operating expenses declined during the period due to lower variable compensation expense and lower spending due to cost containment measures put in place in response to COVID-19.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

A & PS

	Three Months Ended July 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$226	$242	(6.6)%
Loss from operations	$(4)	$(9)	55.6%
Loss from operations as a % of net revenue	(1.8)%	(3.7)%

	Nine Months Ended July 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$706	$743	(5.0)%
Loss from operations	$(4)	$(55)	92.7%
Loss from operations as a % of net revenue	(0.6)%	(7.4)%

Three months ended July 31, 2020 compared with three months ended July 31, 2019
A & PS net revenue decreased by $16 million, or 6.6% (decreased 5.4% on a constant currency basis), for the three months ended July 31, 2020 as compared to the prior-year period.
The decrease in A & PS net revenue was primarily due to the weak and uncertain global demand environment resulting from COVID-19 related lockdown restrictions including continued service delivery delays along with unfavorable foreign currency fluctuations partially offset by strength in the Asia Pacific and Japan region.

A & PS earnings from operations as a percentage of net revenue improved 1.9 percentage points for the three months ended July 31, 2020, as compared to the prior-year period, due to lower operating expenses as a percentage of net revenue partially offset by an increase in cost of services as a percentage of net revenue. The increase in cost of services as a percentage of net revenue was primarily due to the impact of fixed compensation expense partially offset by a decrease in variable compensation expense. The lower operating expenses as a percentage of net revenue was primarily due to a reduction in field selling costs due to cost containment measures put in place in response to COVID-19.
Nine months ended July 31, 2020 compared with nine months ended July 31, 2019
A & PS net revenue decreased by $37 million, or 5.0% (decreased 4.3% on a constant currency basis), for the nine months ended July 31, 2020 as compared to the prior-year period.
The decrease in A & PS net revenue was primarily due to the weak and uncertain global demand environment during the second and third quarters, resulting from COVID-19 related lockdown restrictions including service delivery delays along with unfavorable foreign currency fluctuations partially offset by strength in the Asia Pacific and Japan
A & PS earnings from operations as a percentage of net revenue improved 6.8 percentage points for the nine months ended July 31, 2020, as compared to the prior-year period, due to lower cost of services as a percentage of net revenue coupled with a decrease in operating expenses as a percentage of net revenue. The decrease in cost of services as a percentage of net revenue was primarily due to service delivery and overhead efficiencies along with lower variable compensation expense. The decrease to operating expenses as a percentage of net revenue was primarily due to lower spending due to cost containment measures put in place in response to COVID-19.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Intelligent Edge

	Three Months Ended July 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$684	$781	(12.4)%
Earnings from operations	$59	$53	11.3%
Earnings from operations as a % of net revenue	8.6%	6.8%

	Nine Months Ended July 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$2,069	$2,171	(4.7)%
Earnings from operations	$202	$113	78.8%
Earnings from operations as a % of net revenue	9.8%	5.2%

Three months ended July 31, 2020 compared with three months ended July 31, 2019
Intelligent Edge net revenue decreased by $97 million, or 12.4% (decreased 11.4% on a constant currency basis), for the three months ended July 31, 2020, as compared to the prior-year period.
Net revenue declined in the Intelligent Edge due to the weak and uncertain global demand environment resulting from COVID-19 related lockdown restrictions. As a result, we experienced lower revenue from WLAN and switching products, with competitive pricing pressures also adding to the decline in WLAN net revenue. Lower software net revenue and unfavorable foreign currency fluctuations also added to the net revenue decline, partially offset by an increase in net revenue from service renewals.
Intelligent Edge earnings from operations as a percentage of net revenue increased 1.8 percentage points for the three months ended July 31, 2020 as compared to the prior year period due primarily to a decrease in operating expenses as a percentage of net revenue partially offset by an increase in cost of products and services as a percentage of net revenue. The increase in cost of product and services as a percentage of net revenue was due primarily to higher supply chain costs resulting from COVID-19 related lockdown restrictions partially offset by a higher mix of services. The decrease in operating expenses as a percentage of net revenue was due primarily lower spending due to cost containment measures put in place in response to COVID-19 and lower variable compensation expense.
Nine months ended July 31, 2020 compared with Nine months ended July 31, 2019
Intelligent Edge net revenue decreased by $102 million, or 4.7% (decreased 3.5% on a constant currency basis), for the nine months ended July 31, 2020, as compared to the prior-year period.
The decrease in Intelligent Edge net revenue was due primarily to lower revenue from switching and WLAN products predominantly driven by the weak and uncertain global demand environment resulting from COVID-19 related lockdown restrictions along with lower software net revenue and unfavorable foreign currency fluctuations, partially offset by higher revenue from service renewals.
Intelligent Edge earnings from operations as a percentage of net revenue increased 4.6 percentage points for the nine months ended July 31, 2020 as compared to the prior year period due primarily to lower operating expenses as a percentage of net revenue and lower cost of products and services as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was due primarily to a higher mix of services and lower mix of high-cost switching products. The decrease in operating expense as a percentage of net revenue was due primarily to lower field selling costs as a result of lower spending due to cost containment measures we put in place in response to COVID-19 and lower variable compensation expense.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Financial Services

	Three Months Ended July 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$811	$888	(8.7)%
Earnings from operations	$65	$77	(15.6)%
Earnings from operations as a % of net revenue	8.0%	8.7%

	Nine Months Ended July 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$2,503	$2,703	(7.4)%
Earnings from operations	$213	$231	(7.8)%
Earnings from operations as a % of net revenue	8.5%	8.5%

Three months ended July 31, 2020 compared with three months ended July 31, 2019
FS net revenue decreased by $77 million, or 8.7% (decreased 6.3% on a constant currency basis), for the three months ended July 31, 2020, as compared to the prior-year period.
The decrease in net revenue was due primarily to a decrease in rental revenue due to lower average operating lease assets, unfavorable currency fluctuations, along with lower asset management revenue from lease buyouts and lease extensions.
FS earnings from operations as a percentage of net revenue decreased 0.7 percentage points for the three months ended July 31, 2020, as compared to the prior-year period, due primarily to lower cost of services as a percentage of net revenue, partially offset by an increase to operating expenses as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted from lower borrowing costs and depreciation expense, partially offset by higher bad debt expense. The increase to operating expenses as a percentage of net revenue was due primarily to lower capitalized initial direct costs as a result of adopting the new lease accounting standard, along with the overall decrease in net revenue.
Nine months ended July 31, 2020 compared with nine months ended July 31, 2019
FS net revenue decreased by $200 million, or 7.4% (decreased 5.6% on a constant currency basis), for the nine months ended July 31, 2020, as compared to the prior-year period.
The decrease in net revenue was due primarily to a decrease in rental revenue due to lower average operating lease assets, unfavorable currency fluctuations, along with lower lease equipment buyout revenue, partially offset by higher revenue from lease extensions.
FS earnings from operations as a percentage of net revenue was flat for the nine months ended July 31, 2020, as compared to the prior-year period, due primarily to lower cost of services as a percentage of net revenue, offset by an increase to operating expenses as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted from lower depreciation expense and borrowing costs, partially offset by higher bad debt expense. The increase to operating expenses as a percentage of net revenue was due primarily to lower capitalized initial direct costs as a result of adopting the new lease accounting standard.
Financing Volume

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	In millions
Financing volume	$1,491	$1,696	$4,392	$4,480
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased by 12.1% and 2.0% for the three and nine months ended July 31, 2020

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

as compared to the prior-year periods. For the three months ended July 31, 2020, the decrease was primarily driven by lower financing associated with third-party and HPE product sales and related service offerings, along with unfavorable currency fluctuations. For the nine months ended July 31, 2020, the decrease was primarily driven by unfavorable currency fluctuations.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	July 31, 2020	October 31, 2019
	Dollars in millions
Financing receivables, gross	$9,043	$8,652
Net equipment under operating leases	4,026	4,084
Capitalized profit on intercompany equipment transactions(1)	322	382
Intercompany leases(1)	93	100
Gross portfolio assets	13,484	13,218
Allowance for doubtful accounts(2)	142	131
Operating lease equipment reserve	60	60
Total reserves	202	191
Net portfolio assets	$13,282	$13,027
Reserve coverage	1.5%	1.4%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.8 billion and $11.4 billion at July 31, 2020 and October 31, 2019, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at July 31, 2020 and October 31, 2019 was $1.7 billion and $1.6 billion, respectively.
As of July 31, 2020 and October 31, 2019, FS net cash and cash equivalents balances were approximately $677 million and $711 million, respectively.
Net portfolio assets as of July 31, 2020 increased 2.0% from October 31, 2019. The increase generally resulted from new financing volume exceeding portfolio runoff during the period, along with favorable currency fluctuations.
FS bad debt expense includes charges to general reserves, specific reserves and write-offs for sales-type, direct-financing and operating leases. For the three and nine months ended July 31, 2020, FS recorded net bad debt expense of $25 million and $58 million, respectively. For the three and nine months ended July 31, 2019, FS recorded net bad debt expense of $19 million and $51 million, respectively.
As of July 31, 2020, FS experienced an increase in billed finance receivables compared to October 31, 2019, which included some impact to collections from customers as a result of COVID-19. We are currently unable to fully predict the extent to which COVID-19 may adversely impact future collections of our receivables.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments

	Three Months Ended July 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$119	$130	(8.5)%
Loss from operations	$(27)	$(25)	(8.0)%
Loss from operations as a % of net revenue	(22.7)%	(19.2)%

	Nine Months Ended July 31,
	2020	2019	% Change
	Dollars in millions
Net revenue	$364	$373	(2.4)%
Loss from operations	$(82)	$(82)	—%
Loss from operations as a % of net revenue	(22.5)%	(22.0)%

Three months ended July 31, 2020 compared with three months ended July 31, 2019
Corporate Investments net revenue decreased by $11 million, or 8.5% (decreased 6.2% on a constant currency basis), for the three months ended July 31, 2020 as compared to the prior-year period. The decrease in Corporate Investments net revenue was due primarily to lower services revenue from the Communications and Media Solutions ("CMS") business due to the weak and uncertain global demand environment resulting from COVID-19 related lockdown restrictions.
Corporate Investments loss from operations as a percentage of net revenue increased 3.5 percentage points for the three months ended July 31, 2020, as compared to the prior-year period. The increase was due primarily to a higher legal expense, partially offset by lower cost of services.
Nine Months Ended July 31, 2020 compared with nine months ended July 31, 2019
Corporate Investments net revenue decreased by $9 million, or 2.4% (decreased 1.1% on a constant currency basis), for the nine months ended July 31, 2020 as compared to the prior-year period. The decrease in Corporate Investments net revenue was due primarily to lower services revenue from the CMS business due to the weak and uncertain global demand environment resulting from COVID-19 related lockdown restrictions.
Corporate Investments loss from operations as a percentage of net revenue increased 0.5 percentage points for the nine months ended July 31, 2020, as compared to the prior-year period. The increase was due primarily to a higher legal expense, partially offset by lower cost of services.
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
COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in the capital markets, which can increase the cost of capital and adversely impact access to capital. In addition, our businesses has been and may continue to be adversely affected, which may have a material adverse impact on our profitability and cash flows, and the timing and collectability of payments may be adversely affected as a result of the impact of COVID-19 on our customers.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

As a result of the continued uncertainty generated by COVID-19, in April 2020, we issued $2.25 billion and in July 2020, we issued $1.75 billion in aggregate principal amount of unsecured Senior Notes. The net proceeds from these offerings were used primarily for the redemption in August 2020 of the $3.0 billion outstanding principal amount of the 3.6% registered Senior Notes that were originally due in October 2020. The pricing on our undrawn $4.75 billion revolving credit facility, maturing in August 2024, remains unchanged. We continue to monitor the severity and duration of the pandemic and its impact on the U.S. and other global economies, consumer behavior, our businesses, results of operations, financial condition and cash flows.
In July 2020, we entered into a definitive agreement to acquire Silver Peak Systems, Inc. ("Silver Peak"), an SD-WAN (Software-Defined Wide Area Network) leader for approximately $925 million in cash. The transaction is expected to close during our fourth quarter of fiscal 2020, subject to regulatory approvals and other customary closing conditions.
In May 2020, our Board of Directors approved a cost optimization and prioritization plan in order to focus our investments and realign the workforce to areas of growth and measures to simplify and evolve our product portfolio strategy, go-to-market configurations, supply chain structures, digital customer support model, marketing experiences, and real estate strategies. We expect that the plan will be implemented through fiscal 2022 and we estimate related cash funding payments of $1.3 billion over the next three years of which approximately $0.8 billion will relate to labor restructuring, $0.2 billion will relate to non-labor restructuring and $0.3 billion will relate to IT investments and design and execution charges.
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
In connection with the share repurchase program previously authorized by our Board of Directors, during the first nine months of fiscal 2020, we repurchased 25.3 million shares for an aggregate amount of $355 million. As of July 31, 2020, we had a remaining authorization of $2.1 billion for future share repurchases. As a result of increased uncertainty due to COVID-19, purchases under our share repurchase program were suspended and as such, no purchases were made during the three months ended July 31, 2020.
For more information on our share repurchase program, refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds" in Item 2 of Part II.
Liquidity
Our cash flow metrics were as follows:

	Nine months ended July 31,
	2020	2019
	In millions
Net cash provided by operating activities	$1,493	$2,565
Net cash used in investing activities	(1,154)	(1,399)
Net cash provided by (used in) financing activities	4,522	(2,239)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,861	$(1,073)
Operating Activities
For the nine months ended July 31, 2020, net cash from operating activities decreased by $1.1 billion, as compared to the prior-year period. The decrease was due primarily to lower earnings and higher usage of cash for working capital management, as compared to the prior-year period.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Working capital metrics for the three months ended July 31, 2020 compared with the three months July 31, 2019

	Three months ended July 31,
	2020	2019	Change
Days of sales outstanding in accounts receivable ("DSO")	38	37	1
Days of supply in inventory ("DOS")	66	42	24
Days of purchases outstanding in accounts payable ("DPO")	(114)	(98)	(16)
Cash conversion cycle	(10)	(19)	9
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three month period in fiscal 2019, DSO increased due primarily to extended payment terms partially offset by favorable billing linearity.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three month period in fiscal 2019, DOS increased due primarily to higher purchases of inventory as we position inventory to fulfill planned future shipments and longer inventory cycles in the Cray business.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three month period in fiscal 2019, DPO increased due primarily to extended payment terms with our design manufacturing partners and higher inventory purchases in order to fulfill planned future shipments.
Investing Activities
For the nine months ended July 31, 2020, net cash used in investing activities decreased by $0.2 billion, as compared to the corresponding period in fiscal 2019. The decrease was due primarily to lower investment in and higher sales proceeds from property, plant and equipment partially offset by lower cash generated from net financial collateral activities as compared to the prior-year period.
Financing Activities
For the nine months ended July 31, 2020, net cash provided by financing activities increased by $6.8 billion, as compared to the corresponding period in fiscal 2019. The increase was due primarily to higher net cash generated from the issuance of debt, net of repayment and lower utilization of cash for share repurchases as compared to the prior-year period.
Capital Resources
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.
Senior Notes
In fiscal 2020, we completed the offering of the following Senior Notes:
In July we issued $1.0 billion at discount to par at a price of 99.883% at an interest rate of 1.45% due April 1, 2024, interest payable semi-annually on April 1 and October 1 of each year beginning on April 1, 2021.
In July we issued $750 million at discount to par at a price of 99.820% at an interest rate of 1.75% due April 1, 2026, interest payable semi-annually on April 1 and October 1 of each year beginning on April 1, 2021.
In April we issued $1.25 billion at discount to par at a price of 99.956% at an interest rate of 4.45% due October 2, 2023, interest payable semi-annually on April 2 and October 2 of each year beginning on October 2, 2020.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

In April we issued $1.0 billion at discount to par at a price of 99.817% at an interest rate of 4.65% due October 1, 2024, interest payable semi-annually on April 1 and October 1 of each year beginning on October 1, 2020.
The net proceeds from the above Senior Notes were used for the redemption in August 2020 of the $3.0 billion outstanding principal amount of the 3.6% registered Senior Notes that were originally due in October 2020. The remaining proceeds from the above Senior Notes will be used for general corporate purposes.
Asset-Backed Debt Securities
In June 2020, we issued $1.0 billion of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.19%, payable monthly from August 2020 with a stated final maturity date of July 2030. As of July 31, 2020, the outstanding balance of the asset-backed debt securities was $1.0 billion.
In February 2020, we issued $755 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.87%, payable monthly from April 2020 with a stated final maturity date of February 2030. As of July 31, 2020, the outstanding balance of the asset-backed debt securities was $622 million.
In December 2017, we filed a shelf registration statement with the Securities and Exchange Commission that allows us to sell, at any time and from time to time, in one or more offerings, debt securities, preferred stock, common stock, warrants, depository shares, purchase contracts, guarantees or units consisting of any of these securities.
Commercial Paper
We maintain two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. Our U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion which was increased from $4.0 billion in March 2020. Our euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed $4.75 billion. In addition, our subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of July 31, 2020 and October 31, 2019, no borrowings were outstanding under the Parent Programs, and $737 million and $698 million, respectively, were outstanding under our subsidiary’s program.
During the first nine months of fiscal 2020, we issued $701 million and repaid $703 million of commercial paper.
Revolving Credit Facility
We maintain a $4.75 billion five year senior unsecured committed credit facility that was entered into in August 2019. Loans under the revolving credit facility may be used for general corporate purposes, including support of the commercial paper program. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to the satisfaction of certain conditions, by up to two, one-year periods. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. As of July 31, 2020 and October 31, 2019, no borrowings were outstanding under the Credit Agreement.
Available Borrowing Resources
We had the following additional liquidity resources available if needed:

As of July 31, 2020
In millions
Commercial paper programs	$5,013
Uncommitted lines of credit	$1,279

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
In July 2020, we entered into a definitive agreement to acquire Silver Peak Systems, Inc. ("Silver Peak"), an SD-WAN (Software-Defined Wide Area Network) leader for approximately $925 million in cash. The transaction is expected to close by the fourth quarter of our fiscal 2020, subject to regulatory approvals and other customary closing conditions.
In fiscal 2020, we completed the offering of the following Senior Notes:
In July we issued $1.0 billion at discount to par at a price of 99.883% at an interest rate of 1.45% due April 1, 2024, interest payable semi-annually on April 1 and October 1 of each year beginning on April 1, 2021.
In July we issued $750 million at discount to par at a price of 99.820% at an interest rate of 1.75% due April 1, 2026, interest payable semi-annually on April 1 and October 1 of each year beginning on April 1, 2021.
In April we issued $1.25 billion at discount to par at a price of 99.956% at an interest rate of 4.45% due October 2, 2023, interest payable semi-annually on April 2 and October 2 of each year beginning on October 2, 2020.
In April we issued $1.0 billion at discount to par at a price of 99.817% at an interest rate of 4.65% due October 1, 2024, interest payable semi-annually on April 1 and October 1 of each year beginning on October 1, 2020.
The net proceeds from the above Senior Notes were used for the August 2020 redemption of the $3.0 billion outstanding principal amount of the 3.6% registered Senior Notes that was originally due in October 2020. The remaining proceeds from the above Senior Notes will be used for general corporate purposes.
In June 2020, we issued $1.0 billion of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.19%, payable monthly from August 2020 with a stated final maturity date of July 2030. As of July 31, 2020, the outstanding balance of the asset-backed debt securities was $1.0 billion.
In February 2020, we issued $755 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.87%, payable monthly from April 2020 with a stated final maturity date of February 2030. As of July 31, 2020, the outstanding balance of the asset-backed debt securities was $622 million.
Our other contractual obligations have not changed materially since October 31, 2019. For further information see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
Retirement Benefit Plan Funding
For the remainder of fiscal 2020, we anticipate making contributions of approximately $43 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and tax authorities.
Restructuring Plans
As of July 31, 2020, we expect to make future cash payments of approximately $1.2 billion in connection with our approved restructuring plans, which includes $0.1 billion expected to be paid through the remainder of fiscal 2020 and $1.1 billion expected to substantially be paid through fiscal 2022. Of the expected future payments of $1.2 billion, $980 million will relate to the cost optimization and prioritization plan, $223 million will relate to the HPE Next Plan, and $26 million will relate to other restructuring plans. For more information on our restructuring activities, see Note 3, "Transformation Programs".

Uncertain Tax Positions
As of July 31, 2020, we had approximately $499 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $32 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with tax authorities. For more information on our uncertain tax positions, see Note 5, "Taxes on Earnings".

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
We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party revolving short-term financing arrangements, see Note 6, "Balance Sheet Details", to the Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HPE, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. There have been no material changes in our market risk exposures since October 31, 2019.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information related to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting even though our global workforce continues to primarily work-from-home due to COVID-19. We are continually monitoring and assessing the COVID-19 situation and its impact on our internal controls.

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

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. The pandemic has resulted in a global slowdown of economic activity, including travel restrictions, prohibitions of non-essential activities in some cases, disruption and shutdown of businesses and greater uncertainty in global financial markets. Our operations have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control, including the various restrictions imposed by cities, counties, states and countries on our employees, customers, partners and suppliers designed to limit the spread of COVID-19. The magnitude and duration of the disruption and resulting decline in business activity is highly uncertain and cannot currently be predicted.

In response to the COVID-19 pandemic and to ensure the safety of our employees, we have implemented a global work-from-home policy until further notice that applies to a significant majority of our employees, with the exception of those performing essential activities. Our employees may elect to return to the office in jurisdictions where both local requirements and our own health and safety standards have been met. If such instances occur, employees would return to the office in a phased process. Moreover, certain industry and customer events that we sponsor or at which we present have been canceled, postponed or moved to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional events in the future. However, work-from-home and other modified business practices introduce additional operational risks, including cybersecurity risks, which may result in inefficiencies or delays, and have affected the way we conduct our product development, sales, customer support and other activities. Unanticipated disruptions in services provided through our localized physical infrastructure caused by the COVID-19 pandemic can curtail the functioning of critical components of our IT systems, and adversely affect our ability to fulfill orders, provide services, respond to customer requests and maintain our worldwide business operations.

The pandemic has adversely affected, and could continue to adversely affect, our business, by negatively impacting the demand for our products and services; restricting our operations and sales, marketing and distribution efforts; disrupting the supply chains of hardware products; and disrupting our research and development capabilities, engineering, design and manufacturing processes and other important business activities. For example, we expect the conditions caused by the COVID-19 pandemic could affect the rate of IT spending, impact our customers’ ability or willingness to purchase our products and services, delay prospective customers’ purchasing decisions, delay the provisioning of our products and services, lengthen payment terms, reduce the value or duration of subscription contracts or affect attrition rates, all of which could adversely affect our sales, operating results and financial performance. There have been, and likely will continue to be, delays of components shipments from our vendors in China and other jurisdictions in which normal business operations are disrupted.

We expect the COVID-19 pandemic could continue to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. While such changes were factored into the forecast used to assess assets for reserves and impairment, including goodwill, and to calculate the annualized effective tax rate as of July 31, 2020, any further changes to the profitability for the remainder of the fiscal year could impact the realizability of assets and the annualized effective tax rate applied to earnings. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price, our ability to access capital markets and our ability to fund liquidity needs. In response, we announced our long-term cost optimization and prioritization plan to focus our investments and realign our workforce to areas of growth combined with short-term cost saving measures, including temporary base salary adjustments or unpaid leave for certain employees and hiring and salary freezes. Execution of the plan may not achieve the results and savings we anticipate and our temporary cost saving measures may negatively affect employee morale and our future recruiting efforts.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and those incorporated by reference herein, such as those related to our products and services, demand and distribution, financial performance, credit rating and debt obligations. Given that developments concerning the COVID-19 pandemic have been constantly evolving, additional impacts and risks may arise that we are not aware of or able to appropriately respond to at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.

On April 6, 2020, the Company announced that it suspended purchases under its share repurchase program in response to the global economic uncertainty that resulted from the worldwide spread of the novel coronavirus. As of July 31, 2020, the Company had no unsettled open market repurchases. During the nine months ended July 31, 2020, the Company repurchased and settled 25.3 million shares of the Company's common stock, which included 0.5 million shares that were unsettled open market purchases as of October 31, 2019. Shares repurchased during the nine months ended July 31, 2020 were recorded as a $346 million reduction to stockholder's equity. As of July 31, 2020, the Company had a remaining authorization of $2.1 billion for future share repurchases.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 80 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

2.16	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (Incorporated by reference to Exhibit 2.2 to DXC Technology Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2017.)	8-K	001-38033	2.2	April 6, 2017
2.18	Intellectual Property Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Cray Inc. and Canopy Merger Sub, Inc.	8-K	001-37483	2.1	May 17, 2019
2.27	Agreement and Plan of Merger, dated as of July 11, 2020, by and among Hewlett Packard Enterprise Company, Santorini Merger Sub, Inc., Silver Peak Systems, Inc., and certain other parties thereto	8-K	001-37483	2.1	July 13, 2020
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock	8-K	001-37483	3.2	March 20, 2017
4.1	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015

4.2	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020	8-K	001-37483	4.4	October 13, 2015
4.3	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.4	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.5	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.6	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.7	Eleventh Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.500% notes due 2021.	8-K	001-37483	4.2	September 19, 2018
4.8	Twelfth Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2021.	8-K	001-37483	4.3	September 19, 2018
4.9	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate Notes due 2023	8-K	001-37483	4.2	September 13, 2019
4.10	Fourteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate Notes due 2021	8-K	001-37483	4.3	September 13, 2019
4.11	Fifteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.450% notes due 2023	8-K	001-37483	4.2	April 9, 2020
4.12	Sixteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.650% notes due 2024	8-K	001-37483	4.3	April 9, 2020

4.13	Seventeenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 1.450% notes due 2024	8-K	001-37483	4.2	July 17, 2020
4.14	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.15	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.16	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A.	S-3ASR	333-222102	4.5	December 15, 2017
10.1	Amended and Restated Hewlett Packard Enterprise Company 2015 Stock Incentive Plan*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10	001-37483	10.4	September 28, 2015
10.3	Hewlett Packard Enterprise Executive Deferred Compensation Plan*	S-8	333-207679	4.3	October 30, 2015
10.4	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.5	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.6	Form of Restricted Stock Unit Launch Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.7	Form of Performance-Contingent Non-Qualified Stock Option Launch Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.8	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.9	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.10	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.11	Form of Performance-Adjusted Restricted Stock Unit Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.12	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.13	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-207679	4.3	March 6, 2017
10.14	Nimble Storage, Inc. 2008 Equity Incentive Plan*	S-8	333-217349	4.3	April 18, 2017
10.15	Nimble Storage, Inc. 2013 Equity Incentive Plan*	S-8	333-217349	4.4	April 18, 2017
10.16	SimpliVity Corporation 2009 Stock Plan*	S-8	333-217438	4.3	April 24, 2017
10.17	Silicon Graphics International Corp. 2014 Omnibus Incentive Plan, as amended*	10-Q	000-51333	10.1	January 29, 2016
10.18	Silicon Graphics International Corp. 2006 New Recruit Equity Incentive Plan, as amended and restated*	10-K	000-51333	10.48	February 28, 2007
10.19	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.20	Silicon Graphics International Corp. 2005 Non-Employee Directors’ Stock Option*	S-1	000-51333	10.10	February 4, 2005
10.21	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017

10.22	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.23	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.24	Amended and Restated Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan*	10-Q	001-37483	10.29	September, 4, 2018
10.25	Form of Restricted Stock Units Grant Agreement*	10-Q	001-37483	10.30	September, 4, 2018
10.26	Amendment to Hewlett Packard Enterprise Executive Deferred Compensation Plan*	10-Q	001-37483	10.27	December 12, 2018
10.27	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-Q	001-37483	10.29	December 12, 2018
10.28	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.29	Five-Year Credit Agreement, dated as of August 16, 2019, by and among Hewlett Packard Enterprise Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.1	August 20, 2019
10.30	Cray Inc. Amended and Restated 2013 Equity Incentive Plan	S-8	333-234033	4.3	October 1, 2019
10.31	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between Hewlett Packard Enterprise Company and HP Inc.	10-K	001-37483	10.31	December 13, 2019
10.32	Aircraft Time Sharing Agreement, dated as of December 13, 2019, by and between Hewlett Packard Enterprise Company and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡
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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: September 3, 2020