Form 10-K
period 2020-10-31
Hewlett Packard Enterprise Co
filed 2020-12-10
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-37483

HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

11445 Compaq Center West Drive,	Houston,	Texas	77070
(Address of principal executive offices)			(Zip code)

Registrant's telephone number, including area code: (650) 687-5817
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $12,872,878,346 based on the last sale price of common stock on April 30, 2020.
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of December 7, 2020 was 1,293,499,810 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2020 are incorporated by reference into Part III of this Report.
III

Hewlett Packard Enterprise Company
Form 10-K
For the Fiscal Year ended October 31, 2020

Forward-Looking Statements
This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to the scope and duration of the novel coronavirus pandemic ("COVID-19") and its impact on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results and the world economy; any projections of revenue, margins, expenses, investments, effective tax rates, interest rates, the impact of the U.S. Tax Cuts and Jobs Act of 2017 and related guidance or regulations, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; the projections, execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the anticipated benefits, cost savings or charges of implementing the transformation and restructuring plans; any statements of the plans, strategies and objectives of management for future operations, as well as the execution of corporate transactions or contemplated acquisitions, research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including pandemics and public health problems, such as the outbreak of COVID-19); the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners, including any impact thereon resulting from events such as the COVID-19 pandemic; the hiring and retention of key employees; the execution, integration and risks associated with business combination and investment transactions; the impact of changes to environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of this report and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

PART I
ITEM 1. Business
We are a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze and act upon data seamlessly from edge to cloud. We enable customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Our customers range from small-and-medium-sized businesses ("SMBs") to large global enterprises and governmental entities. Our legacy dates back to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers.
On November 1, 2015, HP Inc. ("former Parent"), formerly known as Hewlett-Packard Company ("HP Co.") spun-off Hewlett Packard Enterprise Company ("we", "us", "our", "Hewlett Packard Enterprise", "HPE", or "the Company") pursuant to a separation agreement (the "Separation and Distribution Agreement") (collectively the "Separation"). Since the Separation, we have operated as an independent, publicly-traded company.
On April 1, 2017, we completed the separation and merger of our Enterprise Services business with DXC Technology Company ("DXC", "the Everett Transaction" or "Everett").
On September 1, 2017, we completed the separation and merger of our Software business segment with Micro Focus International plc ("Micro Focus", "the Seattle Transaction" or "Seattle").
Transformation Programs
Cost Optimization and Prioritization Plan
During the third quarter of fiscal 2020, we launched a cost optimization and prioritization plan which focuses on realigning our workforce to areas of growth, including a new hybrid workforce model called Edge-to-Office, real estate strategies and simplifying and evolving our product portfolio strategy. The implementation period for the cost optimization and prioritization plan is through fiscal 2023. During this implementation period, we expect to incur transformation costs predominantly related to labor restructuring, non-labor restructuring, IT investments and design and execution charges.
HPE Next
During the third quarter of fiscal 2017, we launched an initiative called HPE Next to put in place a purpose-built company designed to compete and win in the markets where we participate. Through this program, we are simplifying our operating model, streamlining our offerings, business processes and business systems to improve our execution. The implementation period for HPE Next has been extended to fiscal 2023. During the remaining implementation period we expect to incur transformation costs predominantly related to IT infrastructure costs for streamlining, upgrading and simplifying back-end operations, and real estate initiatives. These costs are expected to be partially offset by gains from real estate sales.
Impacts of the COVID-19 Pandemic on HPE's Business
The outbreak of COVID-19 in 2020 resulted in a global slowdown of economic activity including worldwide travel restrictions, prohibitions of non-essential work activities, disruption and shutdown of businesses and greater uncertainty in global financial markets, all of which resulted in COVID-19 having an impact on our financial performance in fiscal 2020. As this pandemic endures and continues to have an impact on global economic activity, the extent to which COVID-19 adversely impacts our future business operations, financial performance and results of operations is uncertain and will depend on many factors outside the Company's control. For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, refer to Item 1A "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".
Our Strategy
The pace of technology disruption continues to accelerate. The global pandemic has served as a catalyst making digital transformation a strategic imperative for enterprises. Enterprises now require more resilient IT to ensure continuity in their operations. They also need to deliver secure connectivity, remote work solutions, data analytics capabilities and mobile-first, cloud-like experiences to their employees and customers, while preserving liquidity to navigate the macro economic uncertainty and to adapt to the new world.
We are answering the call for transformation with our edge-to-cloud strategy and solutions that are aligned to the evolving needs of our customers. We help enterprises transform and digitize their businesses so that they may accelerate their business outcomes by delivering new digital experiences and unlocking insights from their data. We saw that the foundation of every business would be edge-to-cloud and in response HPE brings industry-leading IT infrastructure, software, services, financing resources and as-a-service capabilities to meet this demand.
Human Capital Resources
At HPE we are united by our purpose, which is to advance the way people live and work. We believe technology’s greatest promise lies in its potential for positive change. This is the guidepost for each decision we make at HPE. We believe it not only helps guide our contribution to society, but also makes good business sense. Our company has always been an engine of innovation, and our approximately 59,400 employees as of October 31, 2020, are proud of the ways our technology enables our customers to achieve meaningful outcomes like curing disease, modernizing farming to cure world-hunger and democratizing transportation through autonomous vehicles.
Our Culture: We recognize the critical importance of talent and culture to the success of HPE and our ability to fulfill our purpose. We are passionate about the values that have underpinned the success of the company over years. This is why we believe in investing in our employees and communities where we live and work. HPE has intensified its focus on creating a superior team member experience and a highly engaged workforce, driving improvements across our communications, our culture, our reward programs, and our work environment and fostering a collaborative, inclusive and inspiring experience for all our team members. Our most recent global engagement survey shows how these intentional efforts are making a difference, with our overall Employee Engagement Index measuring 83%. More than 80% of team members would recommend HPE as a great place to work, and 87% say they are proud to work for HPE.
Building a Vibrant Culture: We have identified four key cultural beliefs that guide how we lead on a daily basis: belief in accelerating what’s next, in bold moves, in the “power of yes”, and in being a force for good. We embed these beliefs in an unshakable DNA that puts customers first, ensuring we partner, innovate and act with uncompromising integrity. Our empowered and engaging culture is making HPE a destination for the best talent while driving innovation and excellence for our customers.
Diversity, Equity and Inclusion: We are committed to being unconditionally inclusive to capture the ideas and perspectives that fuel innovation and enable our workforce, customers, and communities to succeed in the digital age. This is because, by harnessing the potential of our technologies and our team members, we can be a force for good. Annual goals are set to increase the representation of both women and ethnically diverse talent by at least 1 percentage point year-over-year. In 2020, HPE increased our female workforce at every level worldwide, including technical and executive roles. We also increased our representation of all underrepresented minorities in the U.S. The leadership standards sponsored, clearly articulate that all people leaders are expected to continuously develop their inclusive leadership capabilities. Our Board, CEO and Executive Committee role model high standards for diversity, equity and inclusion and are leading sustainable change, with strong governance and oversight via our Inclusion and Diversity Council.
Talent: We invest in attracting, developing and retaining the best talent. We do this by communicating a clear purpose and strategy, transparent goal setting, driving accountability, continuously assessing, developing, advancing talent, and a leadership-driven talent strategy. The dynamism of our industry and our company enables team members to grow in their current roles and build new skills. Over the past year, our approximately 59,400 team members completed over 330,000 online and instructor-led courses across a broad range of categories – leadership, inclusion and diversity, professional skills, technical and compliance. HPE is deeply committed to identifying and developing the next generation of top tier leadership with a special focus on diverse and technical talent. We conduct an in-depth annual talent and succession review with our CEO and Executive Committee members. The process focuses on accelerating talent development, strengthening succession pipelines, and advancing diversity representation for our most critical roles.
Work That Fits Your Life: This global initiative, which was launched in 2019, is an important example of how HPE is investing in our culture and creating a team member experience that makes HPE a destination of choice for the best talent in the industry. It includes an industry-leading paid parental leave program (minimum 6 months), part-time work opportunities for new parents or team members transitioning to retirement, and "Wellness Fridays" encouraging team members to leave work early one Friday per month to focus on their well-being. HPE's broader wellness program offers flexibility built around team member needs while continuing to deliver on critical business results. Key features include mental health support including employee assistance programs and free headspace accounts, physical fitness activities, and financial wellness programs.
Total Rewards: HPE requires a uniquely talented workforce and is committed to providing total rewards that are market-competitive and performance based, driving innovation and operational excellence. Our compensation programs, practices, and policies reflect our commitment to reward short- and long-term performance that aligns with, and drives, stockholder value. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent.

HPE’s strong and healthy culture is critical to accelerating what’s next for our customers and partners – and the success of our company. Our team is energized and more engaged than ever and will enable our ability to pivot and grow, which will, in turn, power the next chapter at Hewlett Packard Enterprise.
Our Business Segments, Products and Services
Our operations are organized into seven business segments: Compute, High Performance Compute and Mission Critical Systems ("HPC & MCS"), Storage, Advisory and Professional Services ("A & PS"), Intelligent Edge, Financial Services ("FS"), and Corporate Investments. The class of similar product categories within each segment which accounted for more than 10% of our consolidated net revenue in each of the past three years were as follows:
•Fiscal 2020 - Compute products, Storage products, Compute Services
•Fiscal 2019 - Compute products, Storage products
•Fiscal 2018 - Compute products, Storage products
A summary of our net revenue, earnings from operations and assets for our segments can be found in Note 3, "Segment Information", to our Consolidated Financial Statements in Item 8 of Part II. A discussion of certain factors potentially affecting our operations is set forth in Item 1A, "Risk Factors."
Compute
Our Compute portfolio offers both general purpose servers for multi-workload computing and workload-optimized servers which offer the best performance and value for demanding applications. This portfolio of products includes our secure and versatile HPE ProLiant rack and tower servers; HPE BladeSystem, a modular infrastructure that converges server, storage and networking; and HPE Synergy, a composable infrastructure for traditional and cloud-native applications. HPE ProLiant servers are the compute foundation for the fastest growing workloads in the industry including hyperconverged infrastructure ("HCI"), virtual workspaces, and artificial intelligence ("AI"). Compute offerings also include operational and support services. The Compute support team is also a provider of on-premises flexible consumption models, such as HPE GreenLake.
HPC & MCS
Our HPC & MCS portfolio offers specialized compute servers designed to support specific use cases. The HPC portfolio includes the HPE Apollo and Cray products that are sold as supercomputing systems, including exascale supercomputers (systems which have exaflops performance or a billion billion calculations per second), to support data-intensive workloads for high performance computing, data analytics and artificial intelligence applications. The MCS portfolio includes the HPE Superdome Flex, HPE Nonstop and HPE Integrity product lines for critical applications such as payments and transaction processing that require high availability, fault-tolerant computing infrastructure. The HPC & MCS segment also includes the Edge Compute business which consists of the HPE Moonshot and HPE Edgeline products for computing at the network edge. HPC & MCS offerings also include operational and support services. HPC & MCS products can also be purchased through on-premises flexible consumption models, such as HPE GreenLake. With offerings that are artificial intelligence-driven and built for hybrid cloud environments with as-a-service consumption and flexible investment options, we provide the right workload optimized destinations for data.
A portion of HPC and MCS revenue is generated by sales to government entities, which are subject to the terms and rights for the convenience of the government entity. These terms and rights include in some instances a dependence on the appropriation of future funding and also termination rights contingent upon not achieving certain milestones. For a discussion of certain risks related to contracts with government entities, see "Risk Factors—Failure to comply with government contracting regulations could adversely affect our business and results of operations."
Storage
We provide workload-optimized products and service offerings that are AI-driven and built for cloud environments with flexible consumption models from HPE GreenLake and flexible investment options. Powered by HPE InfoSight-advanced artificial intelligence operations, HPE solutions deliver an intelligent data platform that enables customers to unleash the power of their data. Key offerings include an intelligent HCI portfolio with HPE Nimble Storage dHCI, a disaggregated HCI solution for the enterprise data center and HPE SimpliVity, a hyperconverged platform for general purpose and edge workloads. The portfolio also includes HPE Primera, HPE Nimble Storage and HPE 3PAR primary storage solutions, comprehensive data protection solutions with HPE Cloud Volumes Backup and HPE StoreOnce, and big data solutions running on HPE Apollo servers. Storage also provides solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE Modular Storage Arrays ("MSA") and HPE XP. Storage offerings also include operational and support services.

A & PS
Our A & PS business provides consultative-led services, HPE and partner technology expertise and advice, implementation services and complex solution engagement capabilities. Our advisors and experts engage early with customers to lead them through their digital transformations and to improve their business outcomes. A & PS is also a provider of on-premises flexible consumption models that enable IT agility, simplify operations, and align cost to value. A & PS is of strategic importance to HPE as it drives large value sales of HPE infrastructure products and services such as HPE GreenLake, HPE Ezmeral, HPC & MCS and other Compute & Storage infrastructure products.
Intelligent Edge
The Intelligent Edge business is comprised of a portfolio of secure edge-to-cloud solutions operating under the Aruba brand that include wireless local area network ("LAN"), campus and data center switching, software-defined wide-area-networking, which now includes Silver Peak, security, and associated services to enable secure connectivity for businesses of any size. The primary business drivers for Intelligent Edge solutions are mobility and IoT.
The HPE Aruba Product portfolio includes wired and wireless LAN hardware products such as Wi-Fi access points, switches, routers and sensors. The HPE Aruba software and services portfolio of products includes cloud-based management, network management, which now includes Silver Peak, network access control, analytics and assurance, location services software and professional and support services, as well as as-a-Service and consumption models for the Intelligent Edge portfolio of products.
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
Corporate Investments
Corporate Investments includes Hewlett Packard Labs which is responsible for research and development, the Communications and Media Solutions ("CMS") business and certain business incubation projects.
Forthcoming Segment Realignments
In order to align our segment financial reporting structure more closely with our current business structure, effective November 1, 2020, we will report the following changes to our reportable segments: the lifecycle event services business which was previously reported within the A & PS segment will be reported within each of the related hardware segments; certain software related business offerings previously reported within Compute, Storage and A & PS will be combined and reported within the Corporate Investments segment; and the remainder of A & PS, which was previously reported as a reportable segment, will be reported within the Corporate Investments segment. Additionally, the stock-based compensation expense which was previously reported within segment operating results will be now be reported as a corporate cost.
Our Strengths
We believe that we possess a number of competitive advantages that distinguish us from our competitors, including:
•Digital transformation is at the forefront of our business priorities. We have a distinctive and industry leading portfolio of edge-to-cloud solutions and unique capabilities to help accelerate our customers' digital transformation. We combine our software-defined infrastructure and services capabilities to provide what we believe is the strongest portfolio of enterprise solutions in the IT industry. Our ability to deliver a comprehensive IT strategy and connect our customers' data from edge to cloud, through our high-quality products and high-value consulting and support services in a single package, is one of our principal differentiators.
•Differentiated consumption-based IT solutions for a growing opportunity. Enterprises of all sizes are looking to digitally transform in order to develop next-generation cloud-native applications, create actionable insights from their data, and drive business growth, but they face many challenges including lack of in-house IT skills, limited budgets and options for financing, and lack of flexibility to choose the technology foundation that best meets their needs.

Consumption-based IT offers solutions to these challenges by providing greater agility, empowering people to shift from managing infrastructure to driving innovation by leveraging insights from their data, while eliminating capital and operating expenses tied to infrastructure over-provisioning. HPE is distinctly differentiated in delivering a true consumption-based IT experience. We saw the opportunity early, and that has allowed us to build capabilities and partnerships that are unique in the industry including the ability to deliver our as-a-Service portfolio with over 700 channel partners that can sell the as-a-Service portfolio.
•Multi-year innovation roadmap and strong balance sheet. We have been in the technology and innovation business for over 75 years. Our vast intellectual property portfolio and global research and development capabilities are part of a broader innovation roadmap designed to help organizations take advantage of the expanding amount of data available and leverage the latest technology developments like cloud, artificial intelligence, and cybersecurity to drive business outcomes now and in the future. We also have a strong balance sheet and liquidity profile that provides the financial flexibility and speed to take advantage of acquisition opportunities.
•Global distribution and partner ecosystem. We are experts in delivering innovative technological solutions to our customers in complex multi-country, multi-vendor and/or multi-language environments. We have one of the largest go-to-market capabilities in our industry, including a large ecosystem of channel partners, which enables us to market and deliver our product offerings to customers located virtually anywhere in the world.
•Custom financial solutions. Through Financial Services we can help customers create investment capacity to accelerate their transformations by helping them free up capital, capture value from older assets, achieve sustainability goals, invest in new technologies as a service, and weather financial volatility. Financial Services is also an enabler of our consumption-based IT models by helping spread our upfront solution costs over the duration of the customer contract. Through Financial Services' Global Asset Recovery Centers, we are helping customers achieve their own sustainability goals by processing more than 4 million assets every year.
•Experienced leadership team and business group leaders aligned to market trends and financial segmentation. Our management team has an extensive track record of performance and execution. We are led by our President and Chief Executive Officer, Antonio Neri, who has proven experience in developing transformative business models, building global brands and driving sustained growth and expansion in the technology industry. Mr. Neri's experience includes over 20 years combined at HPE and HP Co. in various leadership positions. This year we simplified our operating model and have aligned it to the financial segmentation providing more visibility and accountability in our business segments. Our senior management team has many years of experience in our industry and possesses extensive knowledge of and experience in the enterprise IT business and the markets in which we compete. Moreover, we have a deep bench of management and technology talent that we believe provides us with an unparalleled pipeline of future leaders and innovators.
•Open platforms. The world is shifting from centralized and closed approaches in large data centers to a future of centers of data everywhere which are highly decentralized and distributed. This shift demands a common cloud platform that can put the agility and intelligence close to the customers data sources to create real-time insights, everywhere. Many of our competitors want to lock customers into one flavor of cloud and cloud stack. Conversely, we believe that the cloud experience should be open and seamless across all our customers' clouds — and the best cloud transformation partner is one who is unbiased, offers choice, and is neutral without an agenda. We are unique in our ability to enable any hybrid cloud strategy and a consistent experience that is open to any cloud and differentiated with our partner integrations.
Sales, Marketing and Distribution
We manage our business and report our financial results based on the segments described above. Our customers are organized by commercial and large enterprise groups, including business and public sector enterprises, and purchases of our products, solutions and services may be fulfilled directly by us or indirectly through a variety of partners, including:
•resellers that sell our products and services, frequently with their own value-added products or services, to targeted customer groups;
•distribution partners that supply our solutions to resellers;
•original equipment manufacturers ("OEMs") that integrate our products and services with their own products and services, and sell the integrated solution;
•independent software vendors that provide their clients with specialized software products and often assist us in selling our products and services to clients purchasing their products;

•systems integrators that provide expertise in designing and implementing custom IT solutions and often partner with us to extend their expertise or influence the sale of our products and services; and
•advisory firms that provide various levels of management and IT consulting, including some systems integration work, and typically partner with us on client solutions that require our unique products and services.
The mix of our business conducted by direct sales or channel differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing and distribution efforts accordingly. We are focused on driving the depth and breadth of our coverage, in addition to identifying efficiencies and productivity gains, in both our direct and indirect businesses. For example, through our HPE Next Initiative, we reduced the number of countries in which we have a direct sales presence, while simultaneously migrating to a channel-only model in the remaining countries. In those countries where we have a direct sales presence, we typically assign an account manager to manage relationships across our business with large enterprise customers as well as with large public sector accounts. The account manager is supported by a team of specialists with product and services expertise. For other customers, our businesses collaborate to manage relationships with commercial resellers targeting smaller accounts, both in the commercial and public sector space.
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
We purchase materials, supplies and product subassemblies from a substantial number of vendors. For most of our products, we have existing alternate sources of supply or such alternate sources of supply are readily available. However, we do rely on single-source suppliers for certain customized parts (although some of these sources have operations in multiple locations in the event of a disruption) and a disruption or loss of a single-source supplier could delay production of some products. In some instances, our single-source suppliers (e.g. Intel and AMD as suppliers of certain x86 processors) are also the single-source suppliers for the entire market; disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors.
Like other participants in the IT industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. From time to time, we may experience significant price volatility or supply constraints for certain components that are not available from multiple sources due to certain events taking place where our suppliers are geographically concentrated. When necessary, we are often able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on our gross margin, but does not generally disrupt production. We may also acquire component inventory in anticipation of supply constraints, or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. See "Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers relationships properly" in Item 1A.
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
A summary of our domestic and international results is set forth in Note 3, "Segment Information", to our Consolidated Financial Statements in Item 8 of Part II. Approximately 66% of our overall net revenue in fiscal 2020 came from outside the United States.

For a discussion of certain risks attendant to our international operations, see "Risk Factors—Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses, and financial condition," and "—We are exposed to fluctuations in foreign currency exchange rates" in Item 1A, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A of Part II and Note 14, "Financial Instruments", to our Consolidated Financial Statements in Item 8 of Part II, which are incorporated herein by reference.
Research and Development
Innovation is a key element of our culture and critical to our success. Our research and development efforts ("R&D") are focused on designing and developing products, services and solutions that anticipate customers' changing needs and desires and emerging technological trends. Our efforts also are focused on identifying the areas where we believe we can make a unique contribution and where partnering with other leading technology companies will leverage our cost structure and maximize our customers' experiences.
Expenditures for R&D were $1.9 billion in fiscal 2020, $1.8 billion in fiscal 2019 and $1.7 billion in fiscal 2018. We anticipate that we will continue to have significant R&D expenditures in the future to support the design and development of innovative, high-quality products, services and solutions to maintain and enhance our competitive position.
Included in the R&D work currently taking place at the Company are the following initiatives:
In Compute, we are developing high quality next-generation compute solutions (servers, server attached options, and software) that integrate the latest industry technology, which coupled with innovations from HPE are aligned to the requirements of our customers.
In HPC & MCS, we are investing in high-performance compute, storage and networking systems for the most demanding workloads from the edge-to-core. Investment in technologies in high-performance networking, memory-driven compute, and high-performance storage and data management underpin our differentiated offerings. We also invest significantly in software, including cloud native developer and highly scalable cluster operating environments, application and performance capabilities, and high-availability solutions. HPC & MCS also hosts an applied research group where we invest in long term, disruptive R&D such as silicon photonics creating a pipeline of technologies for future offerings.
In the Storage data management sphere, we are investing in new technologies to address the demand in mature and emerging markets. Our comprehensive on-premises scalable infrastructure that includes an industry-first 100% guarantee offering, is being creatively augmented by an all-inclusive as-a-service HPE Greenlake offering. The Company continues to empower the edge-to-core data pipeline with embedded AI built-to-scale and to provide deep learning analytics across its entirety.
In Intelligent Edge, we are shifting significant investment towards a "cloud first" innovation model for the comprehensive management of wireless, switching and software defined branch ("SD-Branch") with the cloud native Edge Services Platform ("ESP"). Another key investment priority is artificial intelligence based network operations for the end-to-end optimization of network performance and user experience, combined with securing the network edge infrastructure by segmenting the internet-of-things ("IoT") user traffic with dynamic context based policies.
In Hewlett Packard Labs, we are focused on disruptive innovation and applied research in collaboration with other HPE business groups to deliver differentiated intellectual property ("IP"). Our innovation agenda is focused on developing technologies in the areas of system architecture, networking, AI, accelerators and silicon photonics. We also continue to invest in our silicon design capability to accelerate the development and delivery of our technology with custom integrated circuits.
For a discussion of risks attendant to our R&D activities, see "Risk Factors—If we cannot successfully execute our go-to-market strategy and continue to develop, manufacture and market innovative products, services and solutions, our business and financial performance may suffer" in Item 1A.
Patents
Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. As of October 31, 2020, our worldwide patent portfolio included approximately 15,000 issued and pending patents.
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
Backlog
In fiscal 2020 the outbreak of COVID-19 resulted in a disruption to our supply chain process. The outbreak resulted in a global slowdown of economic activity including worldwide travel restrictions, prohibitions of non-essential work activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. These events introduced a disruption to our supply chain at the beginning of the calendar year resulting in significantly higher levels of backlog, particularly in Compute, HPC & MCS, and Storage as lockdown restrictions imposed across the globe disrupted our order fulfillment process and limited our ability to perform on-site installations and meet customer acceptance requirements. Subsequently, by the latter part of the fiscal period we made significant progress in clearing our backlog such that we exited the fiscal year with normalized backlog levels.
During the COVID-19 pandemic, we have also viewed backlog as an indication of demand health as governments around the world continue to impose restrictions on non-essential work activities and travel. As and when the COVID-19 pandemic subsides our focus on backlog may again become less relevant as a reliable indicator of future demand.
For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, see risks identified in the section entitled "Risk Factors" in Item 1A, and the "COVID-19 Update" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.
Seasonality
General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products, services and solutions experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, European sales are often weaker in the summer months. However, the impact of the COVID-19 outbreak may result in temporary changes to the seasonal fluctuation of our business. See "Risk Factors—Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable" in Item 1A.
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

The competitive environments in which each segment operates are described below:
The Compute and Storage businesses operate in the highly competitive enterprise data center infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors are technology vendors such as Dell Technologies Inc., Cisco Systems, Inc., Lenovo Group Ltd., International Business Machines Corporation, and NetApp Inc. In certain regions, we also experience competition from local companies and from generically branded or "white-box" manufacturers. Our strategy is to deliver superior products, high-value technology support services and differentiated integrated solutions that combine our infrastructure, software and services capabilities. Our competitive advantages include our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
The HPC & MCS business predominantly services customers with data-intensive super-computing, analytics, and artificial intelligence needs. Our primary competitors are compute technology vendors than can design and build solutions that deliver performance scalability and connectivity necessary to handle super-compute and artificial intelligence ("AI") workloads, including Dell Technologies Inc., Lenovo Group Ltd., and International Business Machines Corporation. Similar to the compute space, our strategy is to deliver superior products, high-value technology support services and differentiated integrated solutions that combine our infrastructure, software and services capabilities. Our competitive advantages include our deep expertise and capabilities designing and delivering these solutions, broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities.
The A & PS business predominantly delivers digital transformation expertise to customers. The strategy of the business is to partner with customers to prioritize, define and implement the technology transformations that will achieve customers' digital transformation goals. The business has practice areas in digital transformation advisory, hybrid cloud transformation, AI and data, networking & edge, security, IoT, digital workplaces, education and management of change. Our primary competitors for this business are the consulting services arms of major technology vendors such as International Business Machines Corporation, Dell Technologies Inc., Cisco Systems, Inc., and Accenture.
Intelligent Edge operates in the highly competitive networking and connectivity infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors are technology vendors such as Cisco Systems, Inc., Extreme Networks, Inc., Juniper Networks, Inc., and Arista Networks Inc. Our strategy is to deliver superior enterprise wired and wireless local-area networking components and software, high-value technology support services and differentiated integrated solutions that combine our infrastructure, software and services capabilities. Our competitive advantage includes our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
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
Material Government Regulations
Our business activities are worldwide and are subject to various federal, state, local, and foreign laws and our products and services are governed by a number of rules and regulations. Costs and accruals incurred to comply with these governmental regulations are presently not material to our capital expenditures, results of operations and competitive position. Although there is no assurance that existing or future government laws applicable to our operations, services or products will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate material expenditures for government regulations. Nonetheless, as discussed below, we believe that environmental and global trade regulations could potentially materially impact our business.

Environment
Our products and operations are, or may in the future be, subject to various federal, state, local, and foreign laws and regulations concerning the environment, including, among others, laws addressing the discharge of pollutants into the air and water; the management, movement, and disposal of hazardous substances and wastes and the clean-up of contaminated sites;

product safety, such as chemical composition, packaging and labeling; energy consumption of our products and services; and the manufacture and distribution of chemical substances. We are also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including servers and networking equipment, financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). Finally, as climate change laws, regulations, treaties, and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. However, we believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that our technology can be used to address climate change and to facilitate compliance with related laws, regulations and treaties. We are committed to maintaining compliance with all environmental laws applicable to our operations, products and services, and to reducing our environmental impact across all aspects of our business. We meet this commitment with a comprehensive environmental, health and safety policy, strict environmental management of our operations and worldwide environmental programs and services.
Global Trade
As a global company, the import and export of our products and services are subject to laws and regulations including international treaties, U.S. export controls and sanctions laws, customs regulations, and local trade rules around the world. Such laws, rules and regulations may delay the introduction of some of our products or impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals, or the need to comply with domestic preference programs, laws concerning transfer and disclosure of sensitive or controlled technology or source code, unique technical standards, localization mandates, and duplicative in-country testing and inspection requirements. The consequences of any failure to comply with domestic and foreign trade regulations could limit our ability to conduct business globally. We continue to support open trade policies that recognize the importance of integrated cross-border supply chains that will continue to contribute to the growth of the global economy and measures that standardize compliance for manufacturers to ensure that products comply with safety and security requirements.

For a discussion of the risks associated with government regulations that may materially impact us, please see the section entitled "Risk Factors" in Item 1A.
Additional Information
Itanium is a trademark of Intel Corporation or its subsidiaries.
Information about our Executive Officers
The following are our current executive officers:

Name	Age	Position
Antonio Neri	53	President and Chief Executive Officer
Tom Black	51	Senior Vice President, General Manager of Storage
Kirt P. Karros	51	Senior Vice President, Finance and Treasurer
Neil MacDonald	52	Senior Vice President, General Manager of Compute
Alan May	62	Executive Vice President and Chief People Officer
Keerti Melkote	50	President, Intelligent Edge
Jeff T. Ricci	59	Senior Vice President, Controller and Principal Accounting Officer
Tarek Robbiati	55	Executive Vice President and Chief Financial Officer
Irv Rothman	74	President and Chief Executive Officer, HPE Financial Services
John F. Schultz	56	Executive Vice President, Chief Operating and Legal Officer
Peter Ungaro	52	Senior Vice President, General Manager of High Performance Compute and Mission-Critical Systems and Hewlett Packard Labs

Antonio Neri; President and Chief Executive Officer
    Mr. Neri has served as our President and Chief Executive Officer since June 2017 and February 2018, respectively. Mr. Neri previously served as Executive Vice President and General Manager of our Enterprise Group from November 2015 to June 2017. Prior to that, Mr. Neri served in a similar role for HP Co.'s Enterprise Group from October 2014 to November 2015. Mr. Neri served as Senior Vice President and General Manager of the HP Servers business unit from September 2013 to October 2014 and concurrently as Senior Vice President and General Manager of the HP Networking business unit from May

2014 to October 2014. Prior to that, Mr. Neri served as Senior Vice President and General Manager of the HP Technology Services business unit from August 2011 to September 2013 and as Vice President, Customer Services for the HP Personal Systems Group from 2007 to August 2011, having first joined HP Co. in 1996. From March 2012 to February 2013, Mr. Neri served as a director of MphasiS Limited, an India-based technology company.
Tom Black; Senior Vice President, General Manager of Storage
    Mr. Black has served as Senior Vice President and General Manager of our Storage business segment since December 2019. Prior to that, Mr. Black served as Senior Vice President and General Manager of Switching within our Intelligent Edge business segment from October 2018 to December 2019. From January 2016 to October 2018, Mr. Black served as the Vice President and General Manager of Switching within our Intelligent Edge business. From June 2013 to January 2016, Mr. Black was the Vice President of Engineering for the Networking group at HP Co., and later, at HPE. Prior to that, Mr. Black served in various roles, including Vice President of Engineering and other engineering positions at Cisco Systems from November 1999 to May 2013.
Kirt P. Karros; Senior Vice President, Finance and Treasurer
    Mr. Karros has served as our Senior Vice President, Finance and Treasurer since November 2015. Prior to that, Mr. Karros served in a similar role at HP Co. and led its Investor Relations from May 2015 to October 2015. Mr. Karros previously served as Principal and Managing Director of Research for Relational Investors LLC, an investment fund, from 2001 to May 2015 and concurrently as a director of PMC-Sierra, a semiconductor company, from August 2013 to May 2015 and as a director of InnerWorkings, Inc. from August 2019 to October 2020.
Neil MacDonald; Senior Vice President, General Manager of Compute
    Mr. MacDonald has served as Senior Vice President and General Manager of our Compute business segment since February 2020. Prior to that, Mr. MacDonald served as Senior Vice President and General Manager of the Compute Solutions group of the then Hybrid IT business segment, from October 2018 to February 2020. Mr. MacDonald previously served as Vice President and General Manager of BladeSystem from August 2015 to October 2020, having first joined HP Co. in 1996.
Alan May; Executive Vice President and Chief People Officer
    Mr. May has served as our Executive Vice President, Chief People Officer since June 2015. Before joining Hewlett Packard Enterprise, Mr. May served as Vice President, Human Resources at Boeing Commercial Aircraft, a division of The Boeing Company, from April 2013 to June 2015. Prior to that, Mr. May served as Vice President, Human Resources for Boeing Defense, Space and Security at Boeing from April 2011 to June 2015 and as Vice President, Compensation, Benefits and Strategy at Boeing from August 2007 to April 2011. Mr. May has also served in senior human resources roles at Cerberus Capital Management and PepsiCo. He serves as a Trustee for the American Foundation for the Blind and is on the Board of Governors for the San Francisco Symphony.
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
Tarek Robbiati; Executive Vice President and Chief Financial Officer
    Mr. Robbiati has served as our Executive Vice President, Chief Financial Officer since September 2018. Before joining Hewlett Packard Enterprise, Mr. Robbiati served as Chief Financial Officer of Sprint Corporation from August 2015 to February 2018. Mr. Robbiati previously served as Chief Executive Officer and Managing Director of FlexiGroup Limited in Australia from January 2013 to August 2015. Prior to that, from December 2009 to December 2012, Mr. Robbiati was Group

Managing Director and President of Telstra International Group in Hong Kong and Executive Chairman of Hong Kong CSL Limited ("CSL"), a subsidiary of Telstra Corporation Limited. From July 2007 to May 2010, Mr. Robbiati served as the Chief Executive Officer of CSL in Hong Kong.
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
John F. Schultz; Executive Vice President, Chief Operating and Legal Officer
    Mr. Schultz has served as our Executive Vice President, Chief Operating and Legal Officer since July 2020. Prior to that, he served as Executive Vice President, Chief Legal and Administrative Officer and Secretary from December 2017 to July 2020. Mr. Schultz previously served as Executive Vice President, General Counsel and Secretary from November 2015 to December 2017, performing a similar role at HP Co. from April 2012 to November 2015. Prior to that, Mr. Schultz served as Deputy General Counsel for Litigation, Investigations and Global Functions at HP Co. from September 2008 to April 2012. Prior to joining HP Co., Mr. Schultz was a partner in the litigation practice at Morgan, Lewis & Bockius LLP, a law firm, from March 2005 to September 2008, where, among other clients, he supported HP Co. as external counsel on a variety of litigation and regulatory matters.
Peter Ungaro; Senior Vice President, General Manager of High Performance Compute and Mission-Critical Systems and Hewlett Packard Labs
    Mr. Ungaro has served as Senior Vice President and General Manager of our High Performance Compute and Mission Critical Systems business segment and Hewlett Packard Labs since September 2019. Prior to that, Mr. Ungaro was President and Chief Executive Officer of Cray from 2005 until our acquisition of Cray in September 2019. From September 2004 until March 2005, Mr. Ungaro served as Senior Vice President of Sales, Marketing, and Services at Cray and, from August 2003 until September 2004, he served as Vice President of Sales and Marketing at Cray. Before joining Cray in 2003, Ungaro served as Vice President of Sales for Worldwide Deep Computing at IBM. Mr. Ungaro held a variety of other sales leadership positions since joining IBM in 1991.
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
11445 Compaq Center West Drive
Houston, Texas 77070
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
Business and Operational Risks
We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance and results of operations.
The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. The pandemic has resulted in a global slowdown of economic activity, including travel restrictions, prohibitions of non-essential activities in some cases, disruption and shutdown of businesses and greater uncertainty in global financial markets. Our operations have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control, including the various restrictions imposed by cities, counties, states and countries on our employees, customers, partners and suppliers designed to limit the spread of COVID-19. Although the immediate impacts of the COVID-19 pandemic have been assessed, the long-term magnitude and duration of the disruption and resulting decline in business activity is still highly uncertain and cannot currently be predicted.
In response to the COVID-19 pandemic and to ensure the safety of our employees, we have implemented a global work-from-home policy until further notice that applies to a significant majority of our employees, with the exception of those performing essential activities. Our employees may elect to return to the office in jurisdictions where both local requirements and our own health and safety standards have been met. If such instances occur, employees would return to the office in a phased process. Moreover, certain industry and customer events that we sponsor or at which we present have been canceled, postponed or moved to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional events in the future. We are also seeing an increase in customer requirements for HPE employees to be tested for COVID-19 before being able to enter customer sites, which could potentially present an operational challenge. However, work-from-home and other modified business practices introduce additional operational risks, including cybersecurity risks, which may result in inefficiencies or delays, and have affected the way we conduct our product development, sales, customer support and other activities. Unanticipated disruptions in services provided through our localized physical infrastructure caused by the COVID-19 pandemic can curtail the functioning of critical components of our IT systems, and adversely affect our ability to fulfill orders, provide services, respond to customer requests and maintain our worldwide business operations.
The pandemic has adversely affected, and could continue to adversely affect, our business, by negatively impacting the demand for our products and services; restricting our operations and sales, marketing and distribution efforts; disrupting the supply chains of hardware products; and disrupting our research and development capabilities, engineering, design and manufacturing processes and other important business activities. For example, we expect the conditions caused by the COVID-19 pandemic could affect the rate of IT spending, impact our customers' ability or willingness to purchase our products and services, delay prospective customers' purchasing decisions, delay the provisioning of our products and services, lengthen payment terms, reduce the value or duration of subscription contracts or affect attrition rates, all of which could adversely affect our sales, operating results and financial performance. There have been, and likely will continue to be, delays of components shipments from our vendors in China and other jurisdictions in which normal business operations are disrupted.
We expect the COVID-19 pandemic could continue to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. While such changes were factored into the forecast used to assess assets for reserves and impairment, including goodwill, and to calculate the annualized effective tax rate during the interim quarters of fiscal 2020, any changes to the profitability for the next fiscal year could impact the realizability of assets and the annualized effective tax rate applied to earnings. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price, our ability to access capital markets and our ability to fund liquidity needs. In response, we announced our long-term cost optimization and prioritization plan to focus our investments and realign our workforce to areas of growth combined with short-term cost saving measures, including temporary base salary adjustments or unpaid leave for certain employees and hiring and salary freezes. Execution of the plan may not achieve the results and savings we anticipate and our temporary cost saving measures may negatively affect employee morale and our future recruiting efforts.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section and those incorporated by reference herein, such as those related to our products and services, demand and distribution, financial performance, credit rating and debt obligations. Given that developments concerning the COVID-19 pandemic have been constantly evolving, additional impacts and risks may arise that we are not aware of or able to appropriately respond to at this time.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our worldwide operations and supply chain could be disrupted by natural or human induced disasters including, but not limited to, earthquakes; tsunamis; floods; hurricanes, cyclones or typhoons; fires; other extreme weather conditions; power or water shortages; telecommunications failures; materials scarcity and price volatility; terrorist acts, conflicts or wars; and medical epidemics or pandemics. We are predominantly self-insured to mitigate the impact of most catastrophic events. Although it is impossible to completely predict the occurrences or consequences of any such events, forecasting disruptive events and building additional resiliency into our operations accordingly will become an increasing business imperative. The occurrence of business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, decrease in demand for our products, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain, result in the need to impose employee travel restrictions and require substantial expenditures and recovery time in order to fully resume operations.
Climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our worldwide business operations. Our corporate headquarters and a portion of our research and development activities are located in California, which suffers from drought conditions and catastrophic wildfires affecting the health and safety of our employees. To mitigate wildfire risk, electric utilities are deploying public safety power shutoffs (PSPS), which affects electricity reliability to our facilities and our communities. Other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. In 2017, our principal worldwide IT data centers in Houston were flooded due Hurricane Harvey. Since then, HPE has increased its resiliency through site selection infrastructure technological investments to mitigate and adapt to physical risks from climate change.
The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the United States, Czech Republic, Mexico, China and Singapore. We also rely on major logistics hubs, which are strategically located near manufacturing facilities in the major regions and in proximity to HPE's distribution channels and customers. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, IT system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near vulnerable locations is continuing to be assessed.
U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.
Given the change in the U.S. presidential administration, we face uncertainty with regard to U.S. government trade policy. Current U.S. government trade policy includes the imposition of tariffs on certain foreign goods, including information and communication technology products. These measures may materially increase costs for goods imported into the United States. This in turn could require us to materially increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. U.S. government trade policy has resulted in, and could result in more, U.S. trading partners adopting responsive trade policy making it more difficult or costly for us to export our products to those countries.
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
We depend on third-party suppliers, and our financial results could suffer if we fail to manage our supplier relationships properly.
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
•Component shortages. We may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, the inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also our customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. If shortages or delays persist, the price of certain components may increase, we may be exposed to quality issues, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, our business and financial performance could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some product or service offerings, which could result in further costs and delays.
•Excess supply. In order to secure components for our products or services, at times we may make advance payments to suppliers or enter into non-cancelable commitments with vendors. In addition, we may purchase components strategically in advance of demand to take advantage of favorable pricing or to address concerns about the availability of future components. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components, which could adversely affect our business and financial performance.
•Contractual terms. As a result of binding long-term price or purchase commitments with vendors, we may be obligated to purchase components or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. If we commit to purchasing components or services for prices in excess of the then-current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, our gross margin could suffer, and we could incur additional charges relating to inventory obsolescence. Any of these developments could adversely affect our future results of operations and financial condition.
•Contingent workers. We also rely on third-party suppliers for the provision of contingent workers, and our failure to manage our use of such workers effectively could adversely affect our results of operations. We have been exposed to various legal claims relating to the status of contingent workers in the past and could face similar claims in the future. We may be subject to shortages, oversupply or fixed contractual terms relating to contingent workers. Our ability to manage the size of, and costs associated with, the contingent workforce may be subject to additional constraints imposed by local laws.
•Single-source suppliers. We obtain certain components from single-source suppliers due to technology, availability, price, quality, scale or customization needs. Replacing a single-source supplier could delay production of some products as replacement suppliers may initially be unable to meet demand or be subject to other output limitations. For some components, such as customized components, alternative sources either may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single-source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single-source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of our components. The loss of a single-source supplier, the deterioration of our relationship with a single-source supplier or any unilateral modification to the contractual terms under which we are supplied components by a single-source supplier could adversely affect our business and financial performance.

We may not achieve some or all of the expected benefits of our restructuring plans and our periodic restructuring programs can be disruptive to our business.
We have announced restructuring plans, including the HPE Next initiative and the cost optimization and prioritization plan in order to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies that we expect to reduce costs, as well as simplify our organizational structure, upgrade our IT infrastructure and redesign business processes. We may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, the HPE Next initiative and the cost optimization and prioritization plan, see Note 4, "Transformation Programs", to the Consolidated Financial Statements.
Any failure by us to identify, manage and complete acquisitions and subsequent integrations, divestitures and other significant transactions successfully could harm our financial results, business and prospects.
As part of our strategy, we may acquire businesses, divest businesses or assets, enter into strategic alliances and joint ventures, and make investments to further our business, (collectively, "business combination and investment transactions") and handle any post-closing issues such as integration. For example, in September 2020, we acquired Silver Peak Systems, Inc., an SD-WAN industry leader and in September 2019, we acquired Cray Inc., a global supercomputer leader. In April 2017 and September 2017, we spun off our Enterprise Services and Software businesses, respectively. See also the risk factors below under the heading "Risks Related to the Separations of our Former Enterprise Services Business and our Former Software Segment".
Risks associated with business combination and investment transactions include the following, any of which could adversely affect our financial results, including our effective tax rate:
•We may not successfully combine product or service offerings or fully realize all of the anticipated benefits of any particular business combination and investment transaction, which may result in (1) failure to retain employees, customers, distributors, and suppliers; (2) increase in unanticipated delays or failure to meet contractual obligations which may cause financial results to differ from expectations; and (3) significant increase in costs and expenses, including those related to severance pay, early retirement costs, employee benefit costs, charges from the elimination of duplicative facilities and contracts, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans.
•Our ability to conduct due diligence with respect to business combination and investment transactions, and our ability to evaluate the results of such due diligence, is dependent upon the veracity and completeness of statements and disclosures made or actions taken by third parties or their representatives. We may fail to identify significant issues with the acquired company's product quality, financial disclosures, accounting practices or internal control deficiencies or all of the factors necessary to estimate accurately our costs, timing and other matters.
•In order to complete a business combination and investment transaction, we may issue common stock, potentially creating dilution for our existing stockholders or we may enter into financing arrangements, which could affect our liquidity and financial condition.
•Business combination and investment transactions may lead to litigation, which could impact our financial condition and results of operations.
•We have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions and, to the extent that the value of goodwill or intangible assets acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets.
•For a divestiture, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or we may dispose of a business at a price or on terms that are less desirable than we had anticipated.
•The impact of divestiture on our revenue growth may be larger than projected, as we may experience greater dis-synergies than expected. If we do not satisfy pre-closing conditions and necessary regulatory and governmental approvals on acceptable terms, it may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could affect our future financial results.
•Our certificate of incorporation and bylaws could make it difficult or discourage an acquisition of Hewlett Packard Enterprise if our Board of Directors deems it to be undesirable. Provisions such as indemnification, meeting requirements, and blank check stock authorizations could deter or delay hostile takeovers, proxy contests, or changes in control or management of Hewlett Packard Enterprise.
Management's attention, or other resources, may be diverted if we fail to successfully complete or integrate business combination and investment transactions that further our strategic objectives.
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
We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, our business may process, store and transmit our clients' data, including commercially sensitive and personal data, subject to the European General Data Protection Regulation and other privacy laws. Breaches of our cyber or physical security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information, sensitive or confidential data or personal data about us, our clients or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss (including regulatory fines) or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We also could lose existing or potential customers of services or other IT solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
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
Industry Risks
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
Companies with whom we have vertical relationships in certain areas may be or become our competitors in other areas. In addition, companies with whom we have vertical relationships also may acquire or form relationships with our competitors, which could reduce their business with us. If we are unable to effectively manage these complicated relationships with vertical partners, our business and results of operations could be adversely affected.
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
Because our business model is based on providing innovative and high-quality products and services, we may spend a proportionately greater amount of our revenues on research and development than some of our competitors. If we cannot proportionately decrease our cost structure (apart from research and development expenses) on a timely basis in response to competitive price pressures, our gross margin and, therefore, our profitability could be adversely affected. In addition, if our pricing and other facets of our offerings are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our financial performance and business prospects.

Even if we are able to maintain or increase market share for a particular product, its financial performance could decline because the product is in a maturing industry or market segment or contains technology that is becoming obsolete. For example, our Storage business unit is experiencing the effects of a market transition towards software defined and public cloud, which has led to a decline in demand for our traditional storage products. Financial performance could decline due to increased competition from other types of products.
International Risks
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
Sales outside the United States constituted approximately 66% of our net revenue in fiscal 2020. Our future business and financial performance could suffer due to a variety of international factors, including:
•ongoing instability or changes in a country's or region's economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts, including uncertainties and instability in economic and market conditions caused by the COVID-19 pandemic;
•longer collection cycles and financial instability among customers;
•trade regulations and procedures and actions affecting production, pricing and marketing of products, including policies adopted by countries that may champion or otherwise favor domestic companies and technologies over foreign competitors, U.S. export controls and sanctions, and federal and state tax reforms;
•local labor conditions and regulations, including local labor issues faced by specific suppliers and original equipment manufacturers ("OEMs"), or changes to immigration and labor law policies which may adversely impact our access to technical and professional talent;
•managing our geographically dispersed workforce;
•changes in the international, national or local regulatory and legal environments;
•differing technology standards or customer requirements;
•import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could increase our cost of doing business in certain jurisdictions, prevent us from shipping products to particular countries or markets, affect our ability to obtain favorable terms for components, increase our operating costs or lead to penalties or restrictions;
•difficulties associated with repatriating earnings in restricted countries, and changes in tax laws; and
•fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products and shipments.
The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the United States. For example, we rely on suppliers in Asia for product assembly and manufacture.
In many foreign countries, particularly in those with developing economies, people may engage in business practices prohibited by anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Although we implement policies, procedures and training designed to facilitate compliance with these laws, our employees and third parties we work with may take actions in violation of our policies, and those actions could have an adverse effect on our business and reputation.

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
Intellectual Property Risks
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
Third parties may claim that we or customers indemnified by us are infringing upon their intellectual property rights. Patent assertion entities frequently purchase intellectual property assets for the purpose of extracting infringement settlements. If we cannot license, or replace, allegedly infringed intellectual property on reasonable terms, our operations could be adversely affected. Even if we believe that intellectual property claims are without merit, they can be time-consuming and costly to defend against and may divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, discontinue certain product offerings, enter into costly settlement or license agreements, pay costly damage awards or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.
Financial Risks
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
In addition to our current total carrying debt, we may also incur additional indebtedness in the future. This collective amount of debt could have important adverse consequences to us and our investors, including:
•requiring a substantial portion of our cash flow from operations to make principal and interest payments;
•making it more difficult to satisfy other obligations;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flows available to fund capital expenditures and other corporate purposes and to grow our business;
•limiting our flexibility in planning for, or reacting to, changes in our business and industry; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase our common stock.
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
In connection with the preparation of our Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, as discussed in Note 1, "Overview and Summary of Significant Accounting Policies—Use of Estimates" and Note 17, "Litigation and Contingencies", to our Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.
Regulatory Risks
Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations.
We are subject to various federal, state, local and foreign laws and regulations such as those concerning environmental protection. For example, we face increasing complexity related to product design, the use of regulated, hazardous and scarce materials, the associated energy consumption and efficiency related to the use of products, the transportation and shipping of products, climate change regulations, and the reuse, recycling and/or disposal of products and their components at end-of-use or useful life as we adjust to new and future requirements relating to our transition to a more circular economy. If we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws or market access requirements, our customers may refuse to purchase our products and we could incur substantial costs or face other sanctions, such as restrictions on our products entering certain jurisdictions, fines, and/or civil or criminal sanctions. Environmental regulations may also impact the availability and cost of energy or emissions related to energy consumption which may increase our cost of manufacturing and/or the cost of powering and cooling owned IT infrastructures.
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
Failure to comply with government contracting regulations could adversely affect our business and results of operations.
Our contracts with federal, state, provincial and local governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Such failures could also cause reputational damage to our business. In addition, we may in the future be, subject to qui tam litigation brought by private individuals on behalf of the government relating to our government contracts, which could include claims for treble damages. If we are suspended or disbarred from government work or if our ability to compete for new government contracts is adversely affected, our financial performance could suffer.
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-

jurisdictional transfer pricing or other matters, and may assess additional taxes as a result. There can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. The carrying value of our deferred tax assets is dependent on our ability to generate future taxable income.
The Organisation for Economic Co-operation and Development (OECD), an international association of 34 countries including the United States, has proposed changes to numerous long-standing tax principles. These proposals, if finalized and adopted by the associated countries, will likely increase tax uncertainty and may adversely affect our provision for income taxes.
President-elect Biden has provided some informal guidance on what tax law changes he would support. Among other things, his proposals would raise the rate on both domestic and foreign income and impose a new alternative minimum tax on book income. If these proposals are ultimately enacted into legislation, they could materially impact our tax provision, cash tax liability and effective tax rate.
During fiscal 2019, we executed a Termination and Mutual Release Agreement which terminated our Tax Matters Agreement with HP Inc. Because we now have limited indemnity rights from HP Inc., we potentially bear more economic risk for certain potential unfavorable tax assessments.
Risks Related to Prior Separations
The stock distribution in either or both of the completed separations of our former Enterprise Services business and our former Software segment could result in significant tax liability, and DXC or Micro Focus (as applicable) may in certain cases be obligated to indemnify us for any such tax liability imposed on us.
The completed separations of our former Enterprise Services business and our Software Segment were conditioned upon the receipt of an opinion from outside counsel regarding the qualification of (i) the relevant distribution and related transactions as a "reorganization" within the meaning of Sections 368(a), 361 and 355 of the Internal Revenue Code of 1986 (the "Code"); and (ii) the relevant merger as a "reorganization" within the meaning of Section 368(a) of the Code. While the Software Separation generally qualified for tax-free treatment for us, Seattle SpinCo and Micro Focus, the acquisition of Seattle SpinCo by Micro Focus resulted in the recognition of gain (but not loss) for U.S. persons who received Micro Focus American Depositary Shares in the Software Separation.
Each opinion of outside counsel was based upon and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of us, Everett SpinCo and CSC, or us, Seattle SpinCo and Micro Focus, as applicable. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if any party breaches any of its covenants in the relevant separation documents, the relevant opinion of counsel may be invalid and the conclusions reached therein could be jeopardized. Notwithstanding the opinions of counsel, the Internal Revenue Service (the "IRS") could determine that either or both of the distributions should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations, statements or undertakings upon which the relevant opinion of counsel was based are false or have been violated, or if it disagrees with the conclusions in the opinion of counsel. An opinion of counsel is not binding on the IRS and there can be no assurance that the IRS will not assert a contrary position.
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
We continue to face a number of risks related to the Separation from our former Parent, including those associated with ongoing indemnification obligations, which could adversely affect our financial condition and results of operations, and shared use of certain intellectual property rights, which could in the future adversely impact our reputation.
In connection with the Separation, Hewlett Packard Enterprise and HP Inc. entered into several agreements that determine the allocation of assets and liabilities between the companies following the Separation and include any necessary indemnifications related to liabilities and obligations. In these agreements, HP Inc. agreed to indemnify us for certain liabilities, and we agreed to indemnify HP Inc. for certain liabilities, including cross-indemnities that are designed and intended to place financial responsibility for the obligations and liabilities of our business with us, and financial responsibility for the obligations and liabilities of HP Inc.'s business with HP Inc. We may be obligated to fully indemnify HP Inc. for certain liabilities under the Separation agreements or HP Inc. may not be able to fully cover their indemnification obligations to us under the same Separation agreements. Each of these risks could negatively affect our business, financial position, results of operations and cash flows.
In addition, the terms of the Separation also include licenses and other arrangements to provide for certain ongoing use of intellectual property in the operations of both businesses. For example, through a joint brand holding structure, both Hewlett Packard Enterprise and HP Inc. retain the ability to make ongoing use of certain variations of the legacy Hewlett-Packard and HP branding, respectively. As a result of this continuing shared use of the legacy branding there is a risk that conduct or events adversely affecting the reputation of HP Inc. could also adversely affect the reputation of Hewlett Packard Enterprise.
General Risks
Our stock price has fluctuated and may continue to fluctuate, which may make future prices of our stock difficult to predict.
Investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. Our stock price, like that of other technology companies, can be volatile and can be affected by, among other things, speculation, coverage or sentiment in the media or the investment community; the announcement of new, planned or contemplated products, services, technological innovations, acquisitions, divestitures or other significant transactions by us or our competitors; our quarterly financial results and comparisons to estimates by the investment community or financial outlook provided by us; the financial results and business strategies of our competitors; developments relating to pending investigations, claims and disputes; or the timing and amount of our share repurchases. General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to Hewlett Packard Enterprise's performance also may affect the price of Hewlett Packard Enterprise's stock. Volatility in the price of our securities could result in the filing of securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.

ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
As of October 31, 2020, we owned or leased approximately 16 million square feet of space worldwide. A summary of the Company's operationally utilized space is provided below.

	As of October 31, 2020
	Owned	Leased	Total
	(Square feet in millions)
Administration and support	4	7	11
(Percentage)	36%	64%	100%
Core data centers, manufacturing plants, research and development facilities, and warehouse operations	1	1	2
(Percentage)	50%	50%	100%
Total	5	8	13
(Percentage)	38%	62%	100%
We believe that our existing properties are in good condition and are suitable for the conduct of our business. Substantially all of our properties are utilized in whole or in part by our Compute, HPC & MCS, Storage, and Intelligent Edge segments.
In connection with the transformation programs, we continue to anticipate changes in our real estate portfolio over the next three years. These changes may include reductions in overall space.
Principal Executive Offices
Our principal executive offices, including our global headquarters, are located at 11445 Compaq Center West Drive, Houston, Texas, 77070, United States of America ("U.S.").
Product Development, Services and Manufacturing
The locations of our major product development, services, manufacturing, and Hewlett Packard Labs facilities are as follows:

Americas

 Puerto Rico—Aguadilla

 United States—Alpharetta, Andover, Carrollton, Chippewa Falls, Colorado Springs, Fremont, Fort Collins, Houston, Milpitas, Palo Alto, Roseville, San Jose, Santa Clara, Sunnyvale
Europe, Middle East, Africa United Kingdom—Erskine
Asia Pacific China—Beijing India—Bangalore Japan—Tokyo Singapore—Singapore Taiwan—Taipei
ITEM 3. Legal Proceedings.
Information with respect to this item may be found in Note 17, "Litigation and Contingencies", to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.

PART II
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The common stock of Hewlett Packard Enterprise is listed on the New York Stock Exchange ("NYSE") with the ticker symbol "HPE".
Holders
According to the records of our transfer agent, there were 54,317 stockholders of record of Hewlett Packard Enterprise common stock as of November 30, 2020.
Dividend
During fiscal 2020, we paid a quarterly dividend of $0.12 per share to our shareholders. On December 1, 2020 we declared a quarterly dividend of $0.12 per share, payable on or about January 6, 2021, to stockholders of record as of the close of business on December 9, 2020.
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
During the fiscal year ended October 31, 2020, the Company repurchased and settled 25.3 million shares of the Company's common stock, which included 0.5 million shares that were unsettled open market purchases as of October 31, 2019. On April 6, 2020, the Company announced that it suspended purchases under its share repurchase program in response to the global economic uncertainty that resulted from the worldwide spread of the novel coronavirus. As of October 31, 2020, the Company had no unsettled open market repurchases. Shares repurchased during fiscal 2020 were recorded as a $346 million reduction to stockholders' equity. As of October 31, 2020, the Company had a remaining authorization of $2.1 billion for future share repurchases.
Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return, the S&P 500 Index and the S&P Information Technology Index. This graph covers the period from November 2, 2015 (the first day HPE's common stock began trading "regular-way" on the NYSE) through October 31, 2020. This graph assumes the investment of $100 in the stock or the index on November 2, 2015 (and the reinvestment of dividends thereafter). On April 1, 2017, we completed the separation and merger of our Enterprise Services business with DXC. HPE stockholders received 0.085904 shares of common stock in the new company for every one share of HPE common stock held at the close of business on the record date. On September 1, 2017, we completed the separation and merger of our Software business segment with Micro Focus. HPE stockholders received 0.13732611 American Depository Shares ("Micro Focus ADSs") in the new company, each of which represents one ordinary share of Micro Focus, for every one share of HPE common stock held at the close of business on the record date. The effect of the Everett and Seattle Transactions are reflected in the cumulative total return as reinvested dividends. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

$300
$250
$200
$150
$100
$50
$0
11/02/15
10/31/16
10/31/17
10/31/18
10/31/19
10/31/20
Hewlett-Packard Enterprise
S&P 500 Index
S&P Information Technology Index

	11/2015	10/2016	10/2017	10/2018	10/2019	10/2020
Hewlett Packard Enterprise	$100.00	$157.00	$169.80	$190.36	$211.12	$115.85
S&P 500 Index	$100.00	$103.27	$127.67	$137.04	$156.66	$171.85
S&P Information Technology Index	$100.00	$109.74	$152.49	$171.25	$209.93	$282.32

ITEM 6. Selected Financial Data.
The information set forth below is not necessarily indicative of future results of operations and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and accompanying notes included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which are incorporated herein by reference, in order to understand further the factors that may affect the comparability of the financial data presented below.
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31,
	2020	2019	2018	2017	2016
	In millions, except per share amounts
Statements of Earnings:
Net revenue	$26,982	$29,135	$30,852	$28,871	$30,280
Earnings (loss) from continuing operations	$(329)	$1,274	$1,737	$564	$3,741
Net earnings (loss) from continuing operations	$(322)	$1,049	$2,012	$436	$3,237
Net loss from discontinued operations	—	—	(104)	(92)	(76)
Net earnings (loss)	$(322)	$1,049	$1,908	$344	$3,161
Net earnings (loss) per share
Basic
Continuing operations	$(0.25)	$0.78	$1.32	$0.26	$1.89
Discontinued operations	—	—	(0.07)	(0.05)	(0.05)
Total basic net earnings (loss) per share	$(0.25)	$0.78	$1.25	$0.21	$1.84
Diluted
Continuing operations	$(0.25)	$0.77	$1.30	$0.26	$1.86
Discontinued operations	—	—	(0.07)	(0.05)	(0.04)
Total diluted net earnings (loss) per share	$(0.25)	$0.77	$1.23	$0.21	$1.82
Cash dividends declared per share	$0.3600	$0.4575	$0.4875	$0.2600	$0.2200
Basic shares outstanding	1,294	1,353	1,529	1,646	1,715
Diluted shares outstanding	1,294	1,366	1,553	1,674	1,739
Balance Sheets:
At year-end:
Total assets	$54,015	$51,803	$55,493	$61,406	$79,629
Long-term debt	$12,186	$9,395	$10,136	$10,182	$12,168
Total debt	$15,941	$13,820	$12,141	$14,032	$15,693

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
For purposes of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section, we use the terms "Hewlett Packard Enterprise", "HPE", "the Company", "we", "us", and "our" to refer to Hewlett Packard Enterprise Company. References in the MD&A section to "former Parent" refer to HP Inc.
This MD&A is organized as follows:
•Trends and Uncertainties A discussion of our response to the novel coronavirus pandemic ("COVID-19"), including our efforts to protect the health and well-being of our workforce, community and customers, and other matters.
•Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A. The overview analysis compares fiscal 2020 to fiscal 2019.
•Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
•Results of Operations.  An analysis of our financial results comparing fiscal 2020 and fiscal 2019 to the prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.
•Liquidity and Capital Resources.  An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.
•Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions, off-balance sheet arrangements, cross-indemnifications with HP Inc. (formerly known as "Hewlett-Packard Company" and also referred to in this Annual Report as "former Parent"), and cross-indemnifications with DXC Technology Company ("DXC") and Micro Focus International plc ("Micro Focus").
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
Discontinued Operations
On April 1, 2017, HPE completed the separation and merger of its Enterprise Services business with the DXC Technology Company ("DXC", "the Everett Transaction" or "Everett").
On September 1, 2017, HPE completed the separation and merger of its Software business segment with Micro Focus International plc ("Micro Focus", "the Seattle Transaction" or "Seattle").

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Trends and Uncertainties
COVID-19
The outbreak of COVID-19 in 2020 resulted in a global slowdown of economic activity including worldwide travel restrictions, prohibitions of non-essential work activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. COVID-19 continues to have an impact on our financial performance and we are currently unable to predict the extent to which COVID-19 may adversely impact our future business operations, financial performance and results of operations. The full extent of the impact of COVID-19 on the Company's operational and financial performance is currently uncertain and will depend on many factors outside the Company's control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for our enterprise technology solutions. For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, see risks identified in the section entitled " Risk Factors" in Part I, Item 1A.
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
In response to the COVID-19 pandemic and to ensure the safety of our employees, we implemented a global work-from-home policy until further notice that applies to a significant majority of our employees, with the exception of those performing essential activities. In October 2020, in certain countries, we introduced a new hybrid model of work to our workforce called Edge-to-Office. Depending on role classification, work will now primarily be done at the edge (outside of the office), or at HPE sites. HPE sites will be used for collaborations, social connections, and other work, as needed for all roles. The implementation of Edge-to-Office will occur in a phased-approach across the Company and as local regulations allow.
We have also made additional education and support resources and personal protective supplies available to team members. In the event of a confirmed or probable case of COVID-19 among our team members and contractors, we have implemented a confidential reporting process to trace and notify close contacts—including third parties—that maintains the anonymity of all involved.
In the third quarter of fiscal 2020 we announced new return-to-work solutions to help customers accelerate business recovery and reopening plans. The solutions combine expertise from HPE operational services for a fast, seamless transition, with HPE servers for the edge, Aruba AI-powered network infrastructure, and technologies from HPE's rich ecosystem of partners. Customers that have implemented these solutions include large international airports, global food processing and packaging plants, retail stores, and corporate offices.
While we continue to mitigate the impact on our business and operations to address the near-term uncertainty, in fiscal 2020 we took a number of actions to ensure HPE is well positioned to emerge stronger, more agile and digitally enabled for a post-COVID-19 world.
•On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted into law. The CARES Act, among other things, provides tax relief to businesses, including the deferral of certain payroll taxes, relief for retaining employees, and other income tax provisions. In addition to the CARES Act, governments around the world also enacted comparable legislation to address COVID-19 economic impacts. Based on the relief provided by this legislation, in fiscal 2020 we deferred $92 million of payroll taxes which, the Company will pay, at least partially or in full, prior to the end of fiscal 2021.
•On April 6, 2020, we announced that we suspended purchases under our share repurchase program.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
•In April 2020, we issued $2.25 billion aggregate principal amount of unsecured Senior Notes to enhance our liquidity and strengthen our capital. Additionally, in July 2020, we issued $1.75 billion in aggregate principal amount of unsecured Senior Notes. The net proceeds from July offerings were used primarily for the redemption in August 2020 of the $3.0 billion outstanding principal amount of the 3.6% unsecured Senior Notes that were originally due in October 2020.
•On May 19, 2020, the Board of Directors of HPE (the "Board") approved a cost optimization and prioritization plan. We expect that this plan will be implemented through fiscal 2023 and estimate that it will include gross savings of at least $1.0 billion as a result of changes to our workforce, business model and business process, with this plan being expected to deliver annualized net run-rate savings of at least $800 million by the end of fiscal 2023, in both cases relative to our fiscal 2019 exit. In order to achieve this level of cost savings, we estimate related cash funding payments of $1.3 billion over the next three years of which approximately $0.7 billion will relate to labor restructuring, $0.5 billion will relate to non-labor restructuring and $0.1 billion will relate to IT investments and design and execution charges. For further details of the plan see the Other section of this discussion.
•On May 19, 2020, the Board approved cost containment measures including temporary base salary adjustments or unpaid leave for certain employees beginning July 1, 2020, along with restrictions on external hiring and salary increases. Effective November 1, 2020, the aforementioned cost containment measures were returned to their original levels prior to the change.
•During fiscal 2020, we paid a quarterly dividend of $0.12 per share to our shareholders. On December 1, 2020 we declared a quarterly dividend of $0.12 per share, payable on or about January 6, 2021, to stockholders of record as of the close of business on December 9, 2020.
Other
We are in the process of addressing many challenges facing our business. One set of challenges include dynamic and accelerating market trends, such as the market shift of workloads to cloud-related IT infrastructure business models, emergence of software-defined architectures and converged infrastructure functionality and growth in IT consumption models. Certain of our legacy hardware server and storage businesses face challenges as customers migrate to cloud-based offerings and reduce their purchases of hardware products. Therefore, the demand environment for traditional server and storage products is challenging and lower traditional compute and storage unit volume is impacting support attach opportunities within the associated services organization.
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
A third set of challenges relates to business model changes and our go-to-market execution. We intend to provide our customers with a choice between traditional consumption models or subscription-based, pay-per-use and as-a-Service offerings across out entire portfolio of HPE products and services.
To be successful in overcoming these challenges, we must address business model shifts and optimize go-to-market execution by successfully transitioning to our as-a-Service model, further improving our cost structure, aligning sales coverage with our strategic goals, improving channel execution, and strengthening our capabilities in our areas of strategic focus, which includes accelerating growth in the Intelligent Edge and High Performance Compute businesses and delivering profitable growth across each of our business segments. We need to continue to pursue new product innovation that builds on our existing capabilities in areas such as cloud and data center computing, software-defined networking, converged storage, high-performance compute, and wireless networking, which will keep us aligned with market demand, industry trends and the needs of our customers and partners. In addition, we need to continue to improve our operations, with a particular focus on enhancing our end-to-end processes and efficiencies.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following transformation programs were launched in response to the aforementioned challenges:
Cost Optimization and Prioritization Plan
During the third quarter of fiscal 2020, we launched a cost optimization and prioritization plan which focuses on realigning our workforce to areas of growth, including a new hybrid workforce model call Edge-to-Office, real estate strategies and simplifying and evolving our product portfolio strategy. The implementation period for the cost optimization and prioritization plan is through fiscal 2023. During this implementation period, we expect to incur transformation costs predominantly related to labor restructuring, non-labor restructuring, IT investments and design and execution charges.
HPE Next
During the third quarter of fiscal 2017, we launched an initiative called HPE Next to put in place a purpose-built company designed to compete and win in the markets where we participate. Through this program, we are simplifying our operating model, streamlining our offerings, business processes and business systems to improve our execution. The implementation period for HPE Next is now extended to fiscal 2023. During the remaining implementation period we expect to incur transformation charges predominantly related to IT transformation costs for streamlining, upgrading and simplifying back-end operations, and real estate initiatives. These costs will be partially offset by gains from real estate sales.
For additional details on these Transformation Programs, see Note 3, "Transformation Programs", to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, and risks, uncertainties and actions taken in response to COVID-19, see the section entitled "Risk Factors" in Item 1A of Part 1, which is incorporated herein by reference.
The following Overview, Results of Operations and Liquidity discussions and analysis compare fiscal 2020 to fiscal 2019 and fiscal 2019 to fiscal 2018, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of October 31, 2020, unless otherwise noted.
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
We organize our business into seven segments for financial reporting purposes: Compute, High Performance Compute & Mission Critical Systems (HPC & MCS), Storage, Advisory and Professional Services (A & PS), Intelligent Edge, Financial Services ("FS") and Corporate Investments. The following provides an overview of our key financial metrics by segment for fiscal 2020, as compared to fiscal 2019:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	HPE Consolidated		Compute		HPC & MCS		Storage		A & PS		Intelligent Edge		Financial Services		Corporate Investments
	Dollars in millions, except for per share amounts
Net revenue(1)	$26,982		$12,215		$3,036		$4,681		$951		$2,855		$3,352		$490
Year-over-year change %	(7.4)%		(10.5)%		4.3%		(9.7)%		(6.0)%		(2.0)%		(6.4)%		(3.4)%
Earnings (loss) from operations (2)	$(329)		$893		$237		$719		$(5)		$281		$278		$(100)
Earnings (loss) from operations as a % of net revenue	(1.2)%		7.3%		7.8%		15.4%		(0.5)%		9.8%		8.3%		(20.4)%
Year-over-year change percentage points	(5.6)	pts	(4.1)	pts	(3.2)	pts	(2.4)	pts	4.8	pts	4.3	pts	(0.2)	pts	0.9	pts
Net loss	$(322)
Diluted net loss per share	$(0.25)

Supplemental Non-GAAP information:
Non-GAAP earnings from operations	$2,008
Non-GAAP earnings from operations as a % of net revenue	7.4%
Non-GAAP net earnings	$1,765
Non-GAAP diluted net earnings per share	$1.35

(1)HPE consolidated net revenue excludes intersegment net revenue.
(2)Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense related to corporate and certain global functions, amortization of capitalized initial direct costs, transformation costs, amortization of intangible assets, acquisition, dispositions and other related charges, impairment of goodwill and disaster (recovery) charges.
Net revenue decreased by $2.2 billion, or 7.4% (decreased 6.4% on a constant currency basis), in fiscal 2020 as compared to fiscal 2019.
During fiscal 2020, we experienced a net revenue decline due to the impact of the COVID-19 pandemic on our business operations and the worldwide demand environment. The impact of COVID-19 and resulting lockdown restrictions was felt across each of our business segments and included challenges such as disruptions to our supply chain process with processing order fulfillment, due in part to related commodity constraints, delays with meeting customer acceptance milestones and our ability to perform and complete on-site installations. The pandemic and related restrictions also contributed to manufacturing capacity constraints during the first half of fiscal 2020, which along with the consolidation of certain locations in North America, increased order backlog. Although we significantly improved our operational and supply chain execution in the second half of fiscal 2020, our financial results continued to be impacted by the weak worldwide demand environment resulting from the pandemic related restrictions. Given the comprehensive impact of the pandemic and to avoid repetition, the following discussion of the financial performance of each segment in fiscal 2020 as compared to fiscal 2019 will focus on the other leading factors contributing to their performance.
From a segment perspective, the net revenue decrease in fiscal 2020, as compared to fiscal 2019, was primarily led by declines in Compute, Storage, and Financial Services, partially offset by a net revenue increase in HPC & MCS. The net revenue decline in Compute was due to competitive pricing pressures and manufacturing capacity constraints in North America. Storage net revenue was impacted by manufacturing capacity constraints in North America and lower revenue from the expiration of a one-time legacy contract. Financial Services net revenue was impacted due to a decrease in rental revenue due to

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
lower average operating lease assets, lower lease equipment buyout revenue and unfavorable foreign currency fluctuations. HPC & MCS experienced a net revenue increase due to the addition of revenue from the acquisition of Cray Inc. ("Cray").
Our gross profit margin was 31.4% ($8.5 billion) and 32.6% ($9.5 billion) for fiscal 2020 and 2019, respectively. The 1.2 percentage point decrease to the gross profit margin was primarily driven by the combination of competitive pricing pressures, higher supply chain costs resulting from the impact of COVID-19, unfavorable currency fluctuations and the scale of the net revenue decline, partially offset by our overall shift to higher-margin products and services along with lower variable compensation expense. Our operating profit margin was (1.2)% and 4.4% for fiscal 2020 and 2019, respectively, representing a decrease of 5.6 percentage points. The decrease was due to an increase in operating expenses as a percentage of net revenue coupled with a decrease in the gross profit margin. The increase in operating expenses was due primarily to the goodwill impairment charge impacting our HPC & MCS segment in the second quarter of fiscal 2020, and higher transformation costs partially offset by the prior-year period containing higher acquisition, disposition and other related charges resulting from an arbitration settlement and cost containment measures.
As of October 31, 2020, cash, cash equivalents and restricted cash were $4.6 billion, representing an increase of approximately $0.5 billion from the October 31, 2019 balance of $4.1 billion. The increase was due primarily to the following: cash provided by operating activities of $2.2 billion, net proceeds from debt issuance net of repayments of $1.9 billion, partially offset by investments in property, plant and equipment, net of sales proceeds of $1.7 billion, cash payments related to dividends and share repurchases of $1.0 billion and business acquisition activity of $0.9 billion.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following table provides reconciliation of GAAP to non-GAAP measures for fiscal 2020:

	Fiscal year ended October 31, 2020	Diluted net earnings per share
	In millions
GAAP net earnings (loss)	$(322)	$(0.25)
Non-GAAP adjustments:
Amortization of initial direct costs	10	0.01
Amortization of intangible assets	379	0.29
Impairment of goodwill	865	0.67
Transformation costs	950	0.74
Disaster charges	26	0.02
Acquisition, disposition and other related charges	107	0.08
Tax indemnification adjustments	101	0.08
Non-service net periodic benefit credit	(136)	(0.11)
Earnings from equity interests(1)	145	0.11
Adjustments for taxes	(360)	(0.29)
Non-GAAP net earnings	$1,765	$1.35
GAAP earnings (loss) from operations	$(329)
Non-GAAP adjustments:
Amortization of initial direct costs	10
Amortization of intangible assets	379
Impairment of goodwill	865
Transformation costs	950
Disaster charges	26
Acquisition, disposition and other related charges	107
Non-GAAP earnings from operations	$2,008

GAAP operating profit margin	(1.2)%
Non-GAAP adjustments	8.6%
Non-GAAP operating profit margin	7.4%

GAAP Net revenue	$26,982
GAAP Cost of sales	18,513
GAAP gross profit	$8,469
Non-GAAP adjustments
Amortization of initial direct costs	$10
Acquisition, disposition and other related charges(2)	27
Non-GAAP gross profit	$8,506

GAAP gross profit margin	31.4%
Non-GAAP adjustments	0.1%
Non-GAAP gross profit margin	31.5%

(1) Represents the amortization of basis difference adjustments related to the H3C divestiture.
(2) Represent charges related to a non-cash inventory fair value adjustment in connection with the acquisition of Cray, which was included in Cost of Sales.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Non-GAAP financial measures
The non-GAAP financial measures presented are net revenue on a constant currency basis, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP earnings from operations, non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue), non-GAAP net earnings and non-GAAP diluted net earnings per share. These non-GAAP financial measures are used by management for purposes of evaluating our historical and prospective financial performance, as well as evaluating our performance relative to our competitors. These non-GAAP financial measures are not computed in accordance with, or as an alternative to, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to net revenue on a constant currency basis is net revenue. The GAAP measure most directly comparable to non-GAAP gross profit is gross profit. The GAAP measure most directly comparable to non-GAAP gross profit margin is gross profit margin. The GAAP measure most directly comparable to non-GAAP earnings from operations is earnings from operations. The GAAP measure most directly comparable to non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) is operating profit margin (Earnings from operations as a percentage of net revenue). The GAAP measure most directly comparable to non-GAAP net earnings is net earnings. The GAAP measure most directly comparable to non-GAAP diluted net earnings per share is diluted net earnings per share.
Net revenue on a constant currency basis assumes no change in the foreign exchange rate from the prior-year period. Non-GAAP gross profit and non-GAAP gross profit margin is defined to exclude charges related to the amortization of initial direct costs and certain acquisition, disposition and other related charges. Non-GAAP earnings from operations and non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) consist of earnings from operations excluding any charges related to the amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster charges, and acquisition, disposition and other related charges. Non-GAAP net earnings and Non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges, as well as an adjustment to tax indemnification adjustments, non-service net periodic benefit credit, earnings from equity interests, certain income tax valuation allowances and separation taxes, the impact of U.S. tax reform, structural tax rate and excess tax benefit from stock-based compensation. In addition, non-GAAP net earnings and non-GAAP diluted net earnings per share are adjusted by the amount of additional taxes or tax benefits associated with each non-GAAP item. We believe that excluding the items mentioned above from these non-GAAP financial measures allows management to better understand our consolidated financial performance in relation to the operating results of our segments. Management does not believe that the excluded items are reflective of ongoing operating results, and excluding them facilitates a more meaningful evaluation of our current operating performance in comparison to our peers. The excluded items can be inconsistent in amount and frequency and/or not reflective of the operational performance of the business.
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
We compensate for these limitations on the use of non-GAAP financial measures by relying primarily on our GAAP results and using non-GAAP financial measures only as a supplement. We also provide a reconciliation of each non-GAAP financial measure to its most directly comparable GAAP measure. We believe that providing net revenue on a constant currency basis, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP earnings from operations, non-GAAP operating profit margin, non-GAAP net earnings and non-GAAP diluted net earnings per share in addition to the related GAAP measures provides greater transparency to the information used in our financial and operational decision making and allows the reader of our Consolidated Financial Statements to see our financial results "through the eyes" of management.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
General
Our Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources, including the economic considerations related to the impact that the novel coronavirus pandemic ("COVID-19") could have on our significant accounting estimates. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of HPE's Board of Directors. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.
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
Revenue Recognition
General
We account for a contract with a customer when both parties have provided written approval and are committed to perform, each party's rights including payment terms are identified, the contract has commercial substance, and collection of consideration is probable.
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
Restructuring
We have engaged in restructuring actions which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction and enhanced early retirement programs, the fair value of assets made redundant or obsolete, and the value of lease and contract cancellation and other exit costs. We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. For a full description of our restructuring actions, refer to our discussions of restructuring in "Results of Operations" below and in Note 3, "Transformation Programs", to the Consolidated Financial Statements.
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
Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 4, "Retirement and Post-Retirement Benefit Plans", to the Consolidated Financial Statements, which is incorporated herein by reference. The following table provides the impact changes in the weighted-average assumptions of discount rates, the expected increase in compensation levels and the expected long-term return on plan assets would have had on our net periodic benefit cost for fiscal 2020:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Change in basis points	Change in Net Periodic Benefit Cost
		In millions
Assumptions:
Discount rate	(25)	$21
Expected increase in compensation levels	25	$4
Expected long-term return on plan assets	(25)	$34
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
We record a valuation allowance to reduce deferred tax assets to the amount that we are more likely than not to realize. In determining the need for a valuation allowance, we consider future market growth, forecasted earnings, future sources of taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies. In the event we were to determine that it is more likely than not that we will be unable to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and recognize a corresponding charge to earnings in the period in which we make such a determination. Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously recognized valuation allowance. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the jurisdictions in which the deferred tax assets are located.
Our effective tax rate includes the impact of certain undistributed foreign earnings and basis differences for which we have not provided for U.S. federal taxes because we plan to reinvest such earnings and basis differences indefinitely outside the U.S. In addition, future earnings from non-U.S. operations will largely be subject to U.S. tax. Therefore, the indefinitely reinvested undistributed foreign earnings and basis differences represent amounts that are not expected to be subject to U.S. tax in the foreseeable future.
We are subject to income taxes in the U.S. and approximately 95 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our (Provision) benefit for taxes, Net earnings (loss) and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest, uncertain tax positions from acquired companies, as well as pre-Separation state income tax liabilities of HP Inc. for which the Company is jointly and severally liable. For a further discussion on taxes on earnings, refer to Note 6, "Taxes on Earnings", to the Consolidated Financial Statements.
Inventory
We state our inventory at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. We make adjustments at each reporting period to reduce the cost of inventory to its net realizable value at the product group level for estimated excess or obsolescence. Factors influencing these adjustments include changes in future demand forecasts, market conditions, technological changes, product life-cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues.

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
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2020, our reporting units with goodwill are consistent with the reportable segments identified in Note 2, "Segment Information", to the Consolidated Financial Statements.
In the goodwill impairment test, we compare the fair value of each reporting unit to its carrying amount. We estimate the fair value of our reporting units using a weighting of fair values derived most significantly from the income approach and, to a lesser extent, the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. We weight the fair value derived from the market approach commensurate with the level of comparability of these publicly traded companies to the reporting unit. When market comparables are not meaningful or not available, we estimate the fair value of a reporting unit using only the income approach. A significant and sustained decline in our stock price could provide evidence of a need to record a goodwill impairment charge.
Estimating the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions, covering discrete forecast periods as well as terminal value determinations, include revenue growth rates and operating margins used to calculate projected future cash flows, risk adjusted discount rates, future economic and market conditions, and the determination of appropriate comparable publicly traded companies. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
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
On March 31, 2020, due to the macroeconomic impacts of COVID-19 on our current and projected future results of operations, we determined that an indicator of potential impairment existed to require an interim quantitative goodwill impairment test for its reporting units.
Based on the results of this interim quantitative impairment test, the fair value of the HPC & MCS reporting unit was below the carrying value of net assets assigned to HPC & MCS. The decline in the fair value of the HPC & MCS reporting unit

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
resulted from macroeconomic impacts of COVID-19 which lowered the projected revenue growth rates and profitability levels of the reporting unit. The fair value of the HPC & MCS reporting unit was based on a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, we estimated the fair value of HPC & MCS based on the present value of estimated future cash flows which we considered to be a level 3 unobservable input in the fair value hierarchy. We prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, that considered our historical performance and the current macroeconomic industry and market conditions. We based the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to HPC & MCS's ability to execute on the projected cash flows. Under the market approach, we estimated fair value based on market multiple earnings derived from comparable publicly traded companies with similar operating and investment characteristics as HPC & MCS. We weighted the fair value derived from the market approach commensurate with the level of comparability of these publicly traded companies to HPC & MCS.
Prior to the quantitative goodwill impairment test, we tested the recoverability of long-lived assets and other assets of the HPC & MCS reporting unit and concluded that such assets were not impaired. The quantitative goodwill impairment test indicated that the carrying value of the HPC & MCS reporting unit exceeded its fair value by $865 million. As a result, we recorded a partial goodwill impairment charge of $865 million in the second quarter of fiscal 2020.
Our annual goodwill impairment analysis, which we performed as of the first day of the fourth quarter of fiscal 2020, did not result in any additional impairment charges. The excess of fair value over carrying amount for our reporting units ranged from approximately 7% to 31% of the respective carrying amounts. In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease all of the reporting units had an excess of fair value over carrying amount, with the exception of HPC & MCS reporting unit.
As of the annual test date, subsequent to the impairment recognized in March, the HPC & MCS reporting unit has a goodwill of $3.6 billion and an excess of fair value over carrying value of net assets of 7%. The fair value of the HPC & MCS reporting unit was based on the same methodology used for the interim test, which was a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Our HPC & MCS business is facing challenges as a result of the macroeconomic impacts of COVID-19 on our current and projected future results. If we are not successful in addressing these challenges, our projected revenue growth rates or operating margins could decline resulting in a decrease in the fair value of the HPC & MCS reporting unit. The fair value of the HPC & MCS reporting unit could also be negatively impacted by changes in its weighted average cost of capital, changes in management's business strategy or significant and sustained declines in our stock price, which could result in an indicator of impairment.
In addition, each of our reporting units has experienced a reduction of the excess of fair value over carrying value for the reporting unit, primarily as a result of COVID-19 impacts on our current and projected future results. Should economic conditions deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows for each of our reporting units may be insufficient to support the carrying value and the goodwill assigned to them, requiring impairment charges, including additional impairment charges for the HPC & MCS reporting unit. Further impairment charges, if any, may be material to our results of operations and financial position. See Part II, Item 1A, "Risk Factors" for a discussion of the potential impacts of COVID-19 on the fair value of our assets.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Fair Value of Derivative Instruments
We use derivative instruments to manage a variety of risks, including risks related to foreign currency exchange rates and interest rates. We use forwards, swaps and, at times, options to hedge certain foreign currency and interest rate exposures. We do not use derivative financial instruments for speculative purposes. At October 31, 2020, the gross notional amount of our derivative portfolio was $20.1 billion. Assets and liabilities related to derivative instruments are measured at fair value, and were $510 million and $194 million, respectively, as of October 31, 2020.
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
For a further discussion of fair value measurements and derivative instruments, refer to Note 12, "Fair Value" and Note 13, "Financial Instruments", respectively, to the Consolidated Financial Statements.
Loss Contingencies
We are involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events, pertaining to a particular case. Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingency matters further discussed in Note 17, "Litigation and Contingencies", to the Consolidated Financial Statements are not a meaningful indicator of our potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2020, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in our financial statements.
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
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31,
	2020		2019		2018
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$26,982	100.0%	$29,135	100.0%	$30,852	100.0%
Cost of sales	18,513	68.6%	19,642	67.4%	21,621	70.1%
Gross profit	8,469	31.4%	9,493	32.6%	9,231	29.9%
Research and development	1,874	6.9%	1,842	6.3%	1,667	5.4%
Selling, general and administrative	4,624	17.1%	4,907	16.9%	4,921	15.9%
Amortization of intangible assets	379	1.4%	267	0.8%	294	1.0%
Impairment of goodwill	865	3.2%	—	—%	88	0.3%
Restructuring charges	—	—%	—	—%	19	0.1%
Transformation costs	950	3.5%	453	1.6%	414	1.3%
Disaster charges (recovery)	26	0.1%	(7)	—%	—	—%
Acquisition, disposition and other related charges	80	0.3%	757	2.6%	82	0.3%
Separation costs	—	—%	—	—%	9	—%
Earnings (loss) from continuing operations	(329)	(1.2)%	1,274	4.4%	1,737	5.6%
Interest and other, net	(215)	(0.8)%	(177)	(0.6)%	(274)	(0.9)%
Tax indemnification adjustments	(101)	(0.4)%	377	1.3%	(1,354)	(4.3)%
Non-service net periodic benefit credit	136	0.5%	59	0.2%	121	0.4%
Earnings from equity interests	67	0.3%	20	—%	38	0.1%
Earnings (loss) from continuing operations before taxes	(442)	(1.6)%	1,553	5.3%	268	0.9%
(Provision) benefit for taxes	120	0.4%	(504)	(1.7)%	1,744	5.6%
Net earnings (loss) from continuing operations	(322)	(1.2)%	1,049	3.6%	2,012	6.5%
Net loss from discontinued operations	—	—%	—	—%	(104)	(0.3)%
Net earnings (loss)	$(322)	(1.2)%	$1,049	3.6%	$1,908	6.2%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Net revenue
The components of the weighted net revenue change by segment were as follows:

	For the fiscal years ended October 31,
	2020	2019
	Percentage Points
Compute	(4.9)	(4.9)
HPC & MCS	0.4	(0.2)
Storage	(1.7)	0.1
A & PS	(0.2)	(0.4)
Intelligent Edge	(0.2)	(0.3)
Financial Services	(0.8)	(0.3)
Corporate Investments	(0.1)	(0.1)
Total Segment	(7.5)	(6.1)
Elimination of Intersegment Net Revenue	0.1	0.5
Total HPE	(7.4)	(5.6)
Fiscal 2020 compared with Fiscal 2019
In fiscal 2020, our total net revenue decreased by $2.15 billion or 7.4% (decreased 6.4% on a constant currency basis). U.S. net revenue decreased by $0.42 billion or 4.4% to $9.2 billion, while net revenue from outside of the U.S. decreased by $1.73 billion or 8.9% to $17.8 billion.
During fiscal 2020, we experienced a net revenue decline due to the impact of the COVID-19 pandemic on our business operations and the worldwide demand environment. Given the comprehensive impact of the pandemic and to avoid repetition, the following discussion of each segment's financial performance in fiscal 2020 as compared to fiscal 2019 will focus on the other leading factors contributing to their performance. From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Compute net revenue decreased due primarily to competitive pricing pressures, manufacturing capacity constraints in North America in the first quarter of fiscal 2020 and unfavorable foreign currency fluctuations;
•HPC & MCS net revenue increased due primarily to the addition of revenue resulting from the acquisition of Cray;
•Storage net revenue decreased due primarily to commodity and manufacturing capacity constraints in North America in the first quarter of fiscal 2020, and lower revenue from the expiration of a one-time legacy contract;
•A & PS net revenue decreased due primarily to service delivery delays;
•Intelligent Edge net revenue decreased due primarily to competitive pricing pressures, and unfavorable foreign currency fluctuations, resulting in lower revenue from WLAN, switching products and software offerings; and
•Financial Services net revenue decreased due primarily to a decrease in rental revenue due to lower average operating lease assets, lower lease equipment buyout revenue and unfavorable currency fluctuations.
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
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Compute net revenue decreased due primarily to lower Tier 1 server sales and lower revenue from China as part of our strategic move to exit less profitable product categories and certain markets, and unfavorable currency fluctuations;

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•HPC & MCS net revenue decreased due primarily to the combination of lower services revenue, MCS and edge compute product revenue;

•Storage net revenue increased due primarily to growth in Hyperconverged storage products, Big Data products and storage services;

•A & PS net revenue decreased due primarily to demand weakness, our initiative to streamline our go-to-market approach in certain countries and unfavorable foreign currency fluctuations;

•Intelligent Edge net revenue decreased due primarily to lower sales from switching and WLAN products driven by sales execution issues, particularly in the North America region, weaker demand and unfavorable foreign currency fluctuations; and
•FS net revenue decreased due primarily to a decrease in rental revenue and unfavorable currency fluctuations.
Gross Profit
Fiscal 2020 compared with Fiscal 2019
Our gross profit margin decreased 1.2 percentage points for fiscal 2020 as compared with fiscal 2019. The decreases in the gross profit margin were due to a combination of factors including competitive pricing pressures, higher supply chain costs resulting from the impact of COVID-19, unfavorable currency fluctuations and the scale of the net revenue decline, partially offset by our continued shift to higher margin products and services and lower variable compensation expense.
Fiscal 2019 compared with Fiscal 2018
Our gross profit margin increased 2.7 percentage points for fiscal 2019 as compared with fiscal 2018. The increase in gross profit margin was due primarily to a combination of factors including the year-over-year decrease in commodity costs, lower costs of services and products due to our cost management initiatives and a lower mix of revenue from lower-margin Tier-1 server sales coupled with a higher mix of revenue from higher-margin products.
Operating expenses
Research and development
R&D expense increased by $32 million, or 2%, in fiscal 2020 as compared to fiscal 2019, due primarily to on-going expenses from business acquisitions partially offset by the impact of cost containment measures we put in place in response to COVID-19.
R&D expense increased by $175 million, or 10%, in fiscal 2019 as compared to fiscal 2018, due primarily to our continued investments in the Intelligent Edge and Storage and on-going expenses from recent business acquisitions, partially offset by favorable currency fluctuations.
Selling, general and administrative
SG&A expense decreased by $283 million, or 6%, for fiscal 2020 as compared to fiscal 2019, due primarily to the impact of cost containment measures we put in place in response to COVID-19, lower litigation expenses and favorable currency fluctuations, partially offset by on-going expenses from business acquisitions.
SG&A expense decreased by $14 million, or 0.3%, for fiscal 2019 as compared to fiscal 2018, due primarily to favorable currency fluctuations and lower variable compensation expense, partially offset by higher investments in the sales organization.
Amortization of intangible assets
Amortization expense increased by $112 million, or 42%, in fiscal 2020 as compared to fiscal 2019, due to an increase in the amortization of intangible assets from recent acquisitions and the write-off of certain intangible assets, partially offset by certain intangible assets associated with prior acquisitions reaching the end of their amortization period.
Amortization expense decreased by $27 million, or 9%, in fiscal 2019 as compared to fiscal 2018, due to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods, partially offset by an increase in the amortization of intangible assets from business acquisitions.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Impairment of goodwill
Impairment of goodwill for fiscal 2020, represents a partial goodwill impairment charge of $865 million recorded in the second quarter of fiscal 2020, as it was determined that the fair value of the HPC & MCS reporting unit was below the carrying value of its net assets.
During the fourth quarter of fiscal 2018, management of the then Hybrid IT segment changed its evaluation of Hybrid IT to evaluate the previously integrated CMS business separately from the remainder of Hybrid IT, resulting in a reassessment of the reporting units. This change in segment management review triggered an interim goodwill test in the fourth quarter of fiscal 2018 and based on that test, the fair value of CMS was lower than its carrying value, leading to a goodwill impairment charge of $88 million in fiscal 2018.
Transformation costs
Transformation programs are comprised of the cost optimization and prioritization plan which we introduced in May 2020, and the HPE Next Initiative.
Transformation costs increased by $497 million in fiscal 2020 as compared to fiscal 2019, due primarily to restructuring charges recorded in the current period in connection with the cost optimization and prioritization plan and increased restructuring costs from the HPE Next initiative. These increases were partially offset by higher gains in the current period from the sale of real estate.

Transformation costs increased by $39 million in fiscal 2019 as compared to fiscal 2018, due primarily to fiscal 2019 containing the combination of lower gains from the sale of real estate and impairment charges on real estate assets, the effects of which were partially offset primarily by lower restructuring charges in fiscal 2019.
Disaster charges (recovery)
In fiscal 2020, disaster charges represent direct costs resulting from COVID-19 and are primarily related to HPE hosted, co-hosted, or sponsored events which were converted to a virtual format or in some cases cancelled.
In fiscal 2019, disaster recovery amounts represent insurance recoveries in relation to damage to our facilities in Houston, Texas due to Hurricane Harvey in fiscal 2017.
Acquisition, disposition and other related charges
Acquisition, disposition and other related charges decreased by $677 million in fiscal 2020 as compared to fiscal 2019, due primarily to a charge related to a one-time arbitration settlement in the prior-year period, partially offset by recent business acquisition costs related to retention bonuses and integration activities.
Acquisition, disposition and other related charges increased by $675 million in fiscal 2019 as compared to fiscal 2018, due primarily to a charge related to a one-time arbitration settlement.
Interest and other, net
Interest and other, net expense increased by $38 million in fiscal 2020 as compared to fiscal 2019, due primarily to unfavorable currency fluctuations and higher net interest expense, partially offset by a higher gain from the sale of certain assets in the current year.
Interest and other, net expense decreased by $97 million in fiscal 2019 as compared to fiscal 2018, due primarily to the combination of gains from equity investments and favorable currency fluctuations.
Tax indemnification adjustments
Tax indemnification adjustments, representing $101 million of expense, $377 million of income, and $1.4 billion of expense in fiscal 2020, 2019, and 2018, respectively, resulted primarily from the settlement of certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc. and for which we were partially indemnified by HP Inc. under the terminated Tax Matters Agreement. Additionally, fiscal 2019 also includes the impact of the termination of the Tax Matters Agreement with HP Inc. In limited circumstances, we continue to be indemnified under the Termination and Mutual Release Agreement which terminated the Tax Matters Agreement.

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
Non-service net periodic benefit credit increased by $77 million in fiscal 2020 as compared to fiscal 2019, due primarily to lower interest rates.

Non-service net periodic benefit credit decreased by $62 million in fiscal 2019 as compared to fiscal 2018, due primarily to lower expected returns on pension investments.
Earnings from equity interests
Earnings from equity interests primarily represents our 49% interest in H3C and the amortization of a basis difference. Earnings from equity interests increased by $47 million in fiscal 2020 as compared to fiscal 2019 due to higher net income earned by H3C.
Earnings from equity interests decreased by $18 million in fiscal 2019 as compared to fiscal 2018 due to lower net income earned by H3C.
Provision for taxes
Our effective tax rates were 27.1%, 32.5% and (650.7)% in fiscal 2020, 2019 and 2018, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but may also be materially impacted by discrete tax adjustments during the fiscal year. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented include Puerto Rico and Singapore.
In fiscal 2020, we recorded $362 million of net income tax benefits related to items discrete to the year. These amounts primarily included $174 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, $66 million of income tax benefits related to the change in pre-Separation tax liabilities, primarily those for which we share joint and several liability with HP Inc. and for which we are indemnified by HP Inc., $57 million of income tax benefits related to Indian distribution tax rate changes, and $40 million of income tax benefits related to tax rate changes on deferred taxes. These discrete tax benefits were offset by $242 million of net income tax charges related to normal operations and the impact of the Company's goodwill impairment charge being non-deductible from a tax perspective.
In fiscal 2019, we recorded $152 million of net income tax charges related to items discrete to the year. These amounts primarily included $488 million of income tax charges related to changes in U.S. federal and state valuation allowances primarily as a result of impacts of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") and $40 million of income tax charges related to future withholding costs on potential intercompany distributions of earnings, the effects of which were partially offset by $274 million of income tax benefits related to the change in pre-Separation tax liabilities for which we shared joint and several liability with HP Inc., and $104 million of income tax benefits on transformation costs, and acquisition, disposition and other related charges.
In fiscal 2018, we recorded $2.0 billion of net income tax benefits related to items discrete to the year. These amounts primarily included $2.0 billion of income tax benefits related to the settlement of certain pre-Separation tax liabilities for which we shared joint and several liability with HP Inc. and for which we were partially indemnified by HP Inc. under the Tax Matters Agreement, $208 million of income tax benefits related to Everett pre-divestiture tax matters and valuation allowances, $125 million of income tax benefits on restructuring charges, separation costs, transformation costs and acquisition and other related charges, and $65 million of income tax benefits on net excess tax benefits related to stock-based compensation, the effects of which were partially offset by $422 million of income tax charges related to impacts of the Tax Act.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Forthcoming Segment Realignments

In order to align our segment financial reporting structure more closely with our current business structure, effective November 1, 2020, we will report the following changes to our reportable segments: the lifecycle event services business which was previously reported within the A & PS segment will be reported within each of the related hardware segments; certain software related business offerings previously reported within Compute, Storage and A & PS will be combined and reported within the Corporate Investments segment; and the remainder of A & PS, which was previously reported as a reportable segment, will be reported within the Corporate Investments segment. Additionally, stock-based compensation expense which was previously reported within segment operating results will be now be reported as a corporate cost.
As previously discussed in the Overview section of this MD&A, during fiscal 2020, we experienced a net revenue decline due to the impact of the COVID-19 pandemic on our business operations and the worldwide demand environment. Given the comprehensive impact of the pandemic and to avoid repetition, the following discussion of the financial performance of each segment in fiscal 2020 as compared to fiscal 2019 will focus on the other leading factors contributing to their performance.
Compute

	For the fiscal years ended October 31,
	2020	2019	2018
	Dollars in millions
Net revenue	$12,215	$13,642	$15,142
Earnings from operations	$893	$1,550	$1,306
Earnings from operations as a % of net revenue	7.3%	11.4%	8.6%
Fiscal 2020 compared with Fiscal 2019
Compute net revenue decreased by $1.4 billion, or 10.5% (decreased 9.3% on a constant currency basis), in fiscal 2020 as compared to fiscal 2019.
Net revenue in Compute declined due to multiple factors including competitive pricing pressures, manufacturing capacity constraints in North America in the first quarter of fiscal 2020, and unfavorable currency fluctuations. As a result, for fiscal 2020, as compared to fiscal 2019 Compute experienced a decline in unit shipments and average unit selling prices.

Compute earnings from operations as a percentage of net revenue decreased 4.1 percentage points for fiscal 2020, as compared to fiscal 2019 due primarily to an increase in costs of products as a percentage of net revenue and an increase in operating expenses as a percentage of net revenue. The increase in cost of products as a percentage of net revenue was due primarily to competitive pricing pressures, unfavorable currency fluctuations, higher supply chain costs and the scale of the net revenue decline, partially offset by lower commodity costs. The increase in operating expense as a percentage of net revenue was due to the scale of the net revenue decline while total operating expenses declined year-over-year due primarily to lower spending due to cost containment measures put in place in response to COVID-19 and lower variable compensation expense. These declines were partially offset by higher field selling costs.
Fiscal 2019 compared with Fiscal 2018
Compute net revenue decreased by $1.5 billion, or 9.9% (decreased 8.7% on a constant currency basis), in fiscal 2019 as compared to fiscal 2018.
Net revenue in Compute declined as we continued to execute on our HPE Next transformation initiative, which included streamlining our offerings and business processes, and shifting investments in innovation towards high growth and higher-margin solutions and services. The decline in revenue was due primarily to lower Tier 1 server sales and lower revenue from China as part of our strategic move to exit less profitable product categories and certain markets, and unfavorable currency fluctuations. Also, weak demand in the enterprise market led to lower revenue from ISS core products as well as longer sales cycles. As a result, for fiscal 2019, as compared to fiscal 2018, Compute experienced a decline in unit shipments while average unit selling prices increased.
Compute earnings from operations as a percentage of net revenue increased 2.8 percentage points for fiscal 2019, as compared to fiscal 2018 due primarily to a decrease in costs of products as a percentage of net revenue offset by an increase in

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
operating expenses as a percentage of net revenue. The decrease in cost of products as a percentage of net revenue was due to a combination of factors including year-over-year decrease in commodity costs, lower costs of products and services due to our cost management initiatives and a lower mix of revenue from lower-margin Tier-1 server sales coupled with a higher mix of revenue from higher-margin products which were partially offset by increased competitive pricing pressures. The increase in operating expenses as a percentage of net revenue was due to the scale of the net revenue decline while total operating expenses declined year-over-year due primarily to our HPE Next initiative to streamline business processes.
HPC & MCS

	For the fiscal years ended October 31,
	2020	2019	2018
	Dollars in millions
Net revenue	$3,036	$2,910	$2,987
Earnings from operations	$237	$320	$384
Earnings from operations as a % of net revenue	7.8%	11.0%	12.9%

Fiscal 2020 compared with Fiscal 2019
HPC & MCS net revenue increased by $126 million, or 4.3% (increased 4.6% on a constant currency basis) in fiscal 2020 as compared to fiscal 2019.
The increase in HPC & MCS net revenue was primarily driven by higher revenue in HPC due to the addition of product and services revenue resulting from Cray. The net revenue increase in HPC was partially offset by a revenue decline in Edge Compute and MCS.
HPC & MCS earnings from operations as a percentage of net revenue decreased 3.2 percentage points, in fiscal 2020 as compared to fiscal 2019, due to an increase in operating expenses as a percentage of net revenue partially offset by a lower cost of products and services as a percentage of net revenue. The decrease in cost of products and services as a percentage of net revenue was primarily due to improved product mix from the acquisition of Cray. The increase in operating expenses as a percentage of net revenue was due to the addition of operating expenses resulting from the acquisition of Cray.
Fiscal 2019 compared with Fiscal 2018
HPC & MCS net revenue decreased by $77 million, or 2.6% (decreased 2.2% on a constant currency basis) in fiscal 2019 as compared to fiscal 2018.
The decrease in HPC & MCS net revenue was primarily due to the combination of lower revenue in services, the MCS product portfolio and with Edge Compute products. This decrease was partially offset by growth in the HPC product portfolio due to the increased Apollo product revenue.
HPC & MCS earnings from operations as a percentage of net revenue decreased 1.9 percentage points, in fiscal 2019 as compared to fiscal 2018, due to an increase in cost of products and services as a percentage of net revenue and an increase in operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was primarily due to lower mix of lower-cost MCS products and services. The increase in operating expenses as a percentage of net revenue was primarily due to investments in research and development partially offset by a decrease in administrative expense.
Storage

	For the fiscal years ended October 31,
	2020	2019	2018
	Dollars in millions
Net revenue	$4,681	$5,185	$5,158
Earnings from operations	$719	$924	$830
Earnings from operations as a % of net revenue	15.4%	17.8%	16.1%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Fiscal 2020 compared with Fiscal 2019
Storage net revenue decreased by $504 million, or 9.7% (decreased 8.7% on a constant currency basis), in fiscal 2020 as compared to fiscal 2019. Net revenue in Storage declined due primarily to commodity and manufacturing capacity constraints in North America in the first quarter of fiscal 2020, and lower revenue from the expiration of a one-time legacy contract. Partially offsetting the net revenue decrease was revenue growth from Big Data.
Storage earnings from operations as a percentage of net revenue decreased 2.4 percentage points for fiscal 2020 as compared to fiscal 2019, due to an increase in cost of product and services as a percentage of net revenue and an increase in operating expenses as a percentage of net revenue. The increase in the cost of product and services as a percentage of net revenue was due primarily to unfavorable currency fluctuations and higher cost of products from higher fixed overhead costs as a percentage of net revenue, the effects of which were partially offset by lower cost of services due to delivery efficiencies. The increase in operating expenses as a percentage of net revenue was due primarily to the scale of the net revenue decline and higher investments in R&D, while total operating expenses declined during the period due to lower field selling cost and lower spending due to cost containment measures.
Fiscal 2019 compared with Fiscal 2018
Storage net revenue increased by $27 million, or 0.5% (increased 1.5% on a constant currency basis), in fiscal 2019 as compared to fiscal 2018. The increase in net revenue was due primarily to growth in Hyperconverged and Big Data products and storage services. These increases were partially offset by lower net revenue from 3PAR and traditional storage products.
Storage earnings from operations as a percentage of net revenue increased 1.7 percentage points for fiscal 2019 as compared to fiscal 2018, due to a decrease in cost of product and services as a percentage of net revenue, partially offset by an increase in operating expenses as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was due primarily to the year-over-year decrease in commodity costs, lower cost of services from delivery efficiencies, a more favorable mix of revenue from higher-margin HPE Nimble product and Storage services, and cost management activities. The increase in operating expenses as a percentage of net revenue was due primarily to higher field selling costs and R&D costs driven by business acquisitions.
A & PS

	For the fiscal years ended October 31,
	2020	2019	2018
	Dollars in millions
Net revenue	$951	$1,012	$1,118
Earnings from operations	$(5)	$(54)	$(79)
Earnings from operations as a % of net revenue	(0.5)%	(5.3)%	(7.1)%
The components of net revenue and the weighted net revenue change by business unit were as follows:

Fiscal 2020 compared with Fiscal 2019
A & PS net revenue decreased by $61 million, or 6.0% (decreased 5.7% on a constant currency basis) in fiscal 2020 as compared to fiscal 2019.
The decrease in A & PS net revenue was primarily due to service delivery delays partially offset by strength in Asia Pacific and Japan.
A & PS earnings from operations as a percentage of net revenue increased 4.8 percentage points, in fiscal 2020 as compared to fiscal 2019, due to lower cost of services as a percentage of net revenue coupled with a decrease in operating expenses as a percentage of net revenue. The decrease in cost of services as a percentage of net revenue was primarily due to service delivery and overhead efficiencies along with lower variable compensation expense. The decrease to operating expenses as a percentage of net revenue was primarily due to lower spending as a result of cost containment measures.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Fiscal 2019 compared with Fiscal 2018
A & PS net revenue decreased by $106 million, or 9.5% (decreased 7.3% on a constant currency basis) in fiscal 2019 as compared to fiscal 2018.
The decrease in A & PS net revenue was due primarily due to demand weakness, lower revenue as a result of our initiative to streamline our go-to-market approach in certain countries and unfavorable foreign currency fluctuations.
A & PS earnings from operations as a percentage of net revenue increased 1.8 percentage points, in fiscal 2019 as compared to fiscal 2018, due to a decrease in cost of services as a percentage of net revenue while operating expenses as a percentage of net revenue were flat. The decrease in cost of services as a percentage of net revenue was due primarily to our cost management initiatives. Operating expenses as a percentage of net revenue were flat due to lower administrative and marketing expenses offset by higher field selling costs.
Intelligent Edge

	For the fiscal years ended October 31,
	2020	2019	2018
	Dollars in millions
Net revenue	$2,855	$2,913	$3,013
Earnings from operations	$281	$159	$339
Earnings from operations as a % of net revenue	9.8%	5.5%	11.3%

Fiscal 2020 compared with Fiscal 2019
Intelligent Edge net revenue decreased by $58 million, or 2.0% (decreased 1.2% on a constant currency basis) in fiscal 2020 as compared to fiscal 2019.
The decrease in Intelligent Edge net revenue was primarily due to competitive pricing pressures and unfavorable currency fluctuations. As a result, we experienced lower revenue from WLAN, switching products, and software offerings. These declines were partially offset by an increase in net revenue due to higher service renewals.
Intelligent Edge earnings from operations as a percentage of net revenue increased 4.3 percentage points, in fiscal 2020 as compared to fiscal 2019, due to a decrease in operating expenses as a percentage of net revenue coupled with lower cost of products and services as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was primarily due to a favorable mix of revenue from services and WLAN products partially offset by higher cost of logistics. The decrease in operating expenses as a percentage of net revenue was primarily due to lower spending as a result of cost containment measures, partially offset by higher variable compensation expense.
Fiscal 2019 compared with Fiscal 2018
Intelligent Edge net revenue decreased by $100 million, or 3.3% (decreased 2.4% on a constant currency basis) in fiscal 2019 as compared to fiscal 2018.
The decrease in Intelligent Edge net revenue was primarily due to lower revenue from switching and WLAN products driven by sales execution issues, particularly in the North America region, demand weakness and unfavorable foreign currency fluctuations. These decreases in net revenue were partially offset by higher attach services revenue on a growing installed base and higher renewal rates.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 5.8 percentage points, in fiscal 2019 as compared to fiscal 2018, due to an increase in operating expenses as a percentage of net revenue partially offset by a decrease in cost of products and services as a percentage of net revenue. The decrease in cost of products and services as a percentage of net revenue was primarily due to higher mix of revenue from lower-cost products and services, and cost management activities partially offset by competitive pricing pressures on switching products. The increase in operating expenses as a percentage of net revenue was due primarily to our continued investments in research and development and the sales organization.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financial Services

	For the fiscal years ended October 31,
	2020	2019	2018
	Dollars in millions
Net revenue	$3,352	$3,581	$3,671
Earnings from operations	$278	$305	$286
Earnings from operations as a % of net revenue	8.3%	8.5%	7.8%
Fiscal 2020 compared with Fiscal 2019
FS net revenue decreased by $229 million, or 6.4% (decreased 5.2% on a constant currency basis), in fiscal 2020 due primarily to a decrease in rental revenue due to lower average operating lease assets and lower lease equipment buyout revenue, along with unfavorable currency fluctuations, partially offset by higher revenue from lease extensions.
FS earnings from operations as a percentage of net revenue decreased 0.2 percentage points due primarily to an increase to operating expenses as a percentage of net revenue, partially offset by lower cost of services as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted from lower depreciation expense and borrowing costs, partially offset by higher bad debt expense. The increase to operating expenses as a percentage of net revenue was due primarily to lower capitalized initial direct costs as a result of adopting the new lease accounting standard.
Fiscal 2019 compared with Fiscal 2018
FS net revenue decreased by $90 million, or 2.5% (increased 0.2% on a constant currency basis), in fiscal 2019 due primarily to a decrease in rental revenue due to lower average operating leases and unfavorable currency fluctuations, partially offset by higher asset management revenue from lease extensions, end-of-lease monthly rentals, and lease buyouts.
FS earnings from operations as a percentage of net revenue increased 0.7 percentage points due to lower cost of services as a percentage of net revenue and a decrease in operating expenses as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted from lower depreciation expense and lower bad debt expense, partially offset by higher borrowing costs. The decrease to operating expenses as a percentage of net revenue was due primarily to lower field selling costs.
Financing Volume

	For the fiscal years ended October 31,
	2020	2019	2018
	Dollars in millions
Financing volume	$6,005	$6,200	$6,521
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased by 3.1% in fiscal 2020 and decreased 4.9% in fiscal 2019 as compared to the prior-year periods. The decrease in fiscal 2020 and 2019 were primarily driven by lower financing associated with HPE and third-party product sales and related service offerings, along with unfavorable currency fluctuations.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of October 31,
	2020	2019
	Dollars in millions
Financing receivables, gross	$9,058	$8,652
Net equipment under operating leases	4,027	4,084
Capitalized profit on intercompany equipment transactions(1)	315	382
Intercompany leases(1)	92	100
Gross portfolio assets	13,492	13,218
Allowance for doubtful accounts(2)	154	131
Operating lease equipment reserve	64	60
Total reserves	218	191
Net portfolio assets	$13,274	$13,027
Reserve coverage	1.6%	1.4%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.7 billion and $11.4 billion at October 31, 2020 and 2019, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both October 31, 2020 and October 31, 2019 was $1.7 billion and $1.6 billion, respectively.
At October 31, 2020 and 2019, FS net cash and cash equivalents were $729 million and $711 million, respectively.
Net portfolio assets at October 31, 2020 increased 1.9% from October 31, 2019. The increase generally resulted from new financing volume exceeding portfolio runoff during the period, partially offset by unfavorable currency fluctuations.
FS bad debt expense includes charges to general reserves, specific reserves and write-offs for sales-type, direct-financing and operating leases. FS recorded net bad debt expense of $93 million, $75 million and $91 million in fiscal 2020, 2019 and 2018, respectively.
As of October 31, 2020, FS experienced an increase in billed finance receivables compared to October 31, 2019, which included limited impact to collections from customers as a result of COVID-19. We are currently unable to fully predict the extent to which COVID-19 may adversely impact future collections of our receivables.
Corporate Investments

	For the fiscal years ended October 31,
	2020	2019	2018
	Dollars in millions
Net revenue	$490	$507	$543
Loss from operations	$(100)	$(108)	$(91)
Loss from operations as a % of net revenue	(20.4)%	(21.3)%	(16.8)%
Fiscal 2020 compared with Fiscal 2019
Corporate Investments net revenue decreased by $17 million, or 3.4% (decreased 2.8% on a constant currency basis), in fiscal 2020 as compared to fiscal 2019. The decrease in Corporate Investments net revenue was due to lower services revenue from the Communications and Media Solutions ("CMS") business and unfavorable currency fluctuations. CMS revenue decline was due primarily to competitive pricing pressures and a strategic focus on higher margin solutions and services.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Corporate Investments loss from operations as a percentage of net revenue decreased 0.9 percentage points in fiscal 2020 as compared to fiscal 2019, due primarily to lower cost of services, partially offset by higher legal expenses.
Fiscal 2019 compared with Fiscal 2018
Corporate Investments net revenue decreased by $36 million, or 6.6% (decreased 4.4% on a constant currency basis), in fiscal 2019 as compared to fiscal 2018. The decrease in Corporate Investments net revenue was due to lower services revenue from the CMS business and unfavorable currency fluctuations. CMS revenue decline was due primarily to competitive pricing pressures and a strategic focus on higher margin solutions and services.
Corporate Investments loss from operations as a percentage of net revenue increased 4.5 percentage points in fiscal 2019 as compared to fiscal 2018, due primarily to higher R&D expenses from Hewlett Packard Labs and a legal settlement expense in the CMS business, partially offset by lower cost of services from the CMS business.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisition and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A, each of which is incorporated herein by reference.
COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in the capital markets, which can increase the cost of capital and adversely impact access to capital. In addition, our businesses have been and may continue to be adversely affected, which may have a material adverse impact on our profitability and cash flows, and the timing and collectability of amounts due from our customers may be adversely affected as a result of the impact of COVID-19.
On March 27, 2020, the CARES Act was enacted into law in response to COVID-19. The CARES Act, among other things, provides tax relief to businesses, including the deferral of certain payroll taxes, relief for retaining employees, and other income tax provisions. In addition to the CARES Act, governments around the world also enacted comparable legislation to address COVID-19 economic impacts. In fiscal 2020 we deferred approximately $92 million of payroll taxes, which, we may pay, all or in part, prior to the end of October 2021.
In addition, as a result of the continued uncertainty generated by COVID-19, in April 2020, we issued $2.25 billion aggregate principal amount of unsecured Senior Notes to enhance our liquidity and strengthen our capital. The pricing on our undrawn $4.75 billion revolving credit facility, maturing in August 2024, remains unchanged. We continue to monitor the severity and duration of the pandemic and its impact on the U.S. and other global economies, consumer behavior, our businesses, results of operations, financial condition and cash flows.
In July 2020, we issued $1.75 billion in aggregate principal amount of unsecured Senior Notes. The net proceeds were used primarily for the redemption in August 2020 of the $3.0 billion outstanding principal amount of the 3.6% unsecured Senior Notes that were originally due in October 2020.
On September 21, 2020, we completed the acquisition of Silver Peak Systems Inc. ("Silver Peak"), an SD-WAN (Software-Defined Wide Area Network) leader for consideration of $879 million of which $853 million was paid in cash. Silver Peak's results of operations are included within the Intelligent Edge segment.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
During the third quarter of fiscal 2020, we launched a cost optimization and prioritization plan which focuses on realigning the workforce to areas of growth, including a new hybrid workforce model called Edge-to-Office, real estate strategies and simplifying and evolving our product portfolio strategy. The implementation period of the cost optimization and prioritization plan is through fiscal 2023. During this time we expect to incur transformation costs predominantly related to labor restructuring, non-labor restructuring, IT investments and design and execution charges. We estimate related cash funding payments of $1.3 billion over the next three years of which approximately $0.7 billion will relate to labor restructuring, $0.5 billion will relate to non-labor restructuring and $0.1 billion will relate to IT investments and design and execution charges.
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S as of October 31, 2020. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Our cash position is strong and we expect that our cash balances, anticipated cash flow generated from operations and access to capital markets will be sufficient to cover our expected near-term cash outlays.
Amounts held outside of the U.S. are generally utilized to support our non-U.S. liquidity needs. Repatriations of amounts held outside the U.S. generally will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
On October 13, 2015, our Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion, $5.0 billion and $2.5 billion on May 24, 2016, October 16, 2017 and February 21, 2018, respectively. As of October 31, 2020, we had a remaining authorization of $2.1 billion for future share repurchases. The number of shares that we repurchase under the share repurchase program may vary depending on numerous factors, including share price, liquidity and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions, and board and management discretion. Additionally, our share repurchase activity, if any, during any particular period may fluctuate. We may commence, accelerate, suspend, delay, or discontinue any share repurchase activity at any time, without notice. This program does not have a specific expiration date.
In fiscal 2020, we repurchased and settled an aggregate of $355 million of our stock as a result of our share repurchase program. On April 6, 2020, we suspended purchases under its share repurchase program in response to the global economic uncertainty generated by COVID-19. For more information on our share repurchase program, refer to Note 15, "Stockholders' Equity", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Liquidity
Our cash, cash equivalents, restricted cash, total debt and available borrowing resources were as follows:

	As of October 31,
	2020	2019	2018
	In millions
Cash, cash equivalents and restricted cash	$4,621	$4,076	$5,084
Total debt	$15,941	$13,820	$12,141
Available borrowing resources	$6,297	$5,639	$5,757
Our key cash flow metrics were as follows:

	For the fiscal years ended October 31,
	2020	2019	2018
	In millions
Net cash provided by operating activities	$2,240	$3,997	$2,964
Net cash used in investing activities	(2,578)	(3,457)	(1,880)
Net cash (used in) provided by financing activities	883	(1,548)	(5,592)
Net Increase (decrease) in cash, cash equivalents and restricted cash	$545	$(1,008)	$(4,508)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Operating Activities
Net cash provided by operating activities decreased by $1.8 billion, for fiscal 2020 as compared to fiscal 2019. The decrease was due primarily to lower earnings from operations and unfavorable net working capital. Net cash provided by operating activities increased by $1.0 billion for fiscal 2019 as compared to fiscal 2018. The increase was driven primarily by favorable net working capital, lower payments related to our ongoing HPE restructuring plans, and cash generated as a result of the settlement of the Tax Matters Agreement pursuant to the Termination and Mutual Release Agreement with HP Inc., the effects of which were partially offset by an arbitration award settlement.
Our key working capital metrics were as follows:

	As of October 31,
	2020	2019	2018
Days of sales outstanding in accounts receivable	42	37	37
Days of supply in inventory	48	45	40
Days of purchases outstanding in accounts payable	(97)	(104)	(100)
Cash conversion cycle	(7)	(22)	(23)
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms (including extended payment terms from suppliers), the extent of receivables factoring, seasonal trends, the timing of sales and inventory purchases within the period, the impact of commodity costs and acquisition activity.
Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. For fiscal 2020, as compared to the prior-year period, DSO increased due primarily to a decrease in early payments and factoring, extended payments terms and unfavorable billing linearity. For fiscal 2019, as compared to fiscal 2018, DSO remained flat, as a result of the improvements in collections being offset with unfavorable currency fluctuations and extended payment terms.
Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. For fiscal 2020, as compared to the prior year period, DOS increased due primarily to a higher inventory balance at end of the current reporting period. For fiscal 2019, as compared to fiscal 2018, DOS increased due primarily to an increase in inventory resulting from the acquisition of Cray Inc.

Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. For fiscal 2020, as compared to the prior-year period, DPO decreased due primarily to lower inventory replenishments and higher payments to our suppliers during the quarter. For fiscal 2019, as compared to fiscal 2018, DPO increased due primarily to an increase in lease payables due to slower disbursements, payment term extensions and favorable inventory purchasing linearity.
Investing Activities
Net cash used in investing activities decreased by $0.9 billion, in fiscal 2020 as compared to fiscal 2019. The change was due primarily to a net decrease of $0.5 billion in cash used for investment in property, plant and equipment, a decrease of $0.7 billion in cash used for payments made in connection with business acquisitions, partially offset by increase of $0.3 billion in cash used in net financial collateral activities as compared to the prior-year period. Net cash used in investing activities increased by $1.6 billion in fiscal 2019 as compared to fiscal 2018 due primarily to an increase of $1.3 billion of cash used for payments made in connection with business acquisitions, an increase of $0.4 billion of cash used for investments in property, plant and equipment, net of proceeds from sales, partially offset by an increase of $0.2 billion of cash received from net financial collateral activities.
Financing Activities
Net cash provided by financing activities increased by $2.4 billion in fiscal 2020 as compared to fiscal 2019. The increase was due primarily to $0.6 billion of higher cash generated from the issuance of debt net of repayment, and a decrease in cash utilization of $1.9 billion for share repurchases. Net cash used in financing activities decreased by $4.0 billion in fiscal 2019 as

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
compared to fiscal 2018 due primarily to the impact of a higher debt redemption by $1.9 billion in fiscal 2018, an increase in cash proceeds from the issuance of debt of $1.1 billion and a lower utilization of cash for share repurchase activity by $1.3 billion in fiscal 2019. These amounts were partially offset by a net transfer of cash from Seattle of $0.2 billion in fiscal 2018 as a result of the separation.
Capital Resources
Debt Levels

	As of October 31,
	2020	2019	2018
	Dollars in millions
Short-term debt	$3,755	$4,425	$2,005
Long-term debt	$12,186	$9,395	$10,136
Weighted-average interest rate	3.2%	4.1%	4.5%
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure.
Unsecured Senior Notes
In August, we redeemed $3.0 billion outstanding principal amount of the 3.6% Senior Notes with original maturity date of October 15, 2020.
In fiscal year 2020, we completed the offering of the following Senior Notes:
•In July we issued $1.0 billion at discount to par at a price of 99.883% at 1.45% due April 1, 2024, interest payable semi-annually on April 1 and October 1 of each year beginning on April 1, 2021.
•In July we issued $750 million at discount to par at a price of 99.820% at 1.75% due April 1, 2026 interest payable semi-annually on April 1 and October 1 of each year beginning on April 1, 2021.
•In April we issued $1.25 billion at discount to par at a price of 99.956% at 4.45% due October 2, 2023 interest payable semi-annually on April 2 and October 2 of each year beginning on October 2, 2020.
•In April we issued $1.0 billion at discount to par at a price of 99.817% at 4.65% due October 1, 2024 interest payable semi-annually on April 1 and October 1 of each year beginning on October 1, 2020.
Asset-Backed Debt Securities
•In June 2020, we issued $1.0 billion of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.19%, payable monthly from August 2020 with a stated final maturity date of July 2030. As of October 31, 2020, the outstanding balance of the asset-backed debt securities was $822 million.
•In February 2020, we issued $755 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.87%, payable monthly from April 2020 with a stated final maturity date of February 2030. As of October 31, 2020, the outstanding balance of the asset-backed debt securities was $519 million.
•In September 2019, we issued $763 million asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 2.31%, payable monthly from November 2019 with a stated final maturity date of September 2029. As of October 31, 2020, the outstanding balance of the asset-backed debt securities was $385 million.
Commercial Paper
We maintain two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. Our U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion which was increased from $4.0 billion in March 2020. Our euro commercial paper

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed $4.75 billion as authorized by our Board of Directors. In addition, our subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion, which was increased from $500 million, by way of an amendment in April 2019. As of October 31, 2020 and October 31, 2019, no borrowings were outstanding under the Parent Programs, and $677 million and $698 million, respectively, were outstanding under our subsidiary's program. During fiscal 2020, we issued $830 million and repaid $882 million of commercial paper.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 13, "Financial Instruments", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
In December 2017, we filed a shelf registration statement with the Securities and Exchange Commission that allows us to sell, at any time and from time to time, in one or more offerings, debt securities, preferred stock, common stock, warrants, depositary shares, purchase contracts, guarantees or units consisting of any of these securities. Our shelf registration statement will expire in December 2020, which will be renewed on or about the same date we file this report.
Revolving Credit Facility
We maintain a $4.75 billion five year senior unsecured committed credit facility that was entered into in August 2019. Loans under the revolving credit facility may be used for general corporate purposes, including support of the commercial paper program. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to the satisfaction of certain conditions, by up to two, one-year periods. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. As of October 31, 2020 and October 31, 2019, no borrowings were outstanding under the Credit Agreement.
Available Borrowing Resources
As of October 31, 2020, we had the following resources available to obtain short- or long-term financing if we need additional liquidity:

As of October 31, 2020
In millions
Commercial paper programs	$5,073
Uncommitted lines of credit	$1,224
For more information on our available borrowing resources, see Note 14, "Borrowings", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
CONTRACTUAL AND OTHER OBLIGATIONS
Our contractual and other obligations as of October 31, 2020, were as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on long-term debt(1)	$14,740	$2,772	$4,461	$4,506	$3,001
Interest payments on long-term debt(2)	4,147	468	783	519	2,377
Operating lease obligations (net of sublease rental income)(3)	1,256	167	330	269	490
Unconditional Purchase obligations(4)	544	231	264	17	32
Capital lease obligations (includes interest)	68	6	13	14	35
Total(5)(6)(7)(8)	$20,755	$3,644	$5,851	$5,325	$5,935

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(1)Amounts represent the principal cash payments relating to our long-term debt, including current portion of long-term debt, and do not include fair value adjustments, discounts or premiums and debt issuance costs. As of October 31, 2020, the future principal payments related to asset-backed debt securities were expected to be $891 million in fiscal 2021, $594 million in fiscal 2022 and $241 million in fiscal 2023. For more information on our debt, see Note 14, "Borrowings", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(2)Amounts represent the expected interest payments relating to our long-term debt. We use interest rate swaps to mitigate the exposure of our fixed rate debt to changes in fair value resulting from changes in interest rates, or hedge the variability of cash flows in the interest payments associated with our variable-rate debt. The impact of our outstanding interest rate swaps at October 31, 2020 was factored into the calculation of the future interest payments on long-term debt.
(3)Amounts include uncommenced operating leases as of fiscal 2020 and do not reflect imputed interest adjustments.
(4)For additional information on our Unconditional Purchase Obligations, see Note 19, "commitments", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(5)In fiscal 2021, we anticipate making contributions of $192 million to our non-U.S. pension plans. Our policy is to fund pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows, as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, "Retirement and Post-Retirement Benefit Plans", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(6)As of October 31, 2020, we expect future cash payments of approximately $1.4 billion in connection with our approved restructuring plans, which includes $0.6 billion expected to be paid in fiscal 2021 and $0.8 billion expected to be paid thereafter. Payments for restructuring activities have been excluded from the contractual obligations table, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities, see Note 3, "Transformation Programs", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(7)As of October 31, 2020, we had approximately $468 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $29 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, "Taxes on Earnings", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(8)In connection with the Separation, Everett and Seattle transactions, we entered into a Separation and Distribution Agreement with HP Inc., DXC and Micro Focus respectively, whereby we agreed to indemnify HP Inc., DXC and Micro Focus, each of their subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to us as part of the Separation, Everett and Seattle transactions. HP Inc., DXC and Micro Focus similarly agreed to indemnify us, each of our subsidiaries and each of our respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc., DXC and Micro Focus as part of the said transactions. Additionally, in connection with the Separation, Everett and Seattle transactions, we entered into a Tax Matters Agreement with HP Inc., DXC and Micro Focus respectively regarding our rights and obligations along with those of HP Inc., DXC or Micro Focus, as applicable, for certain pre-Separation and pre-divestiture tax liabilities and tax receivables. On October 30, 2019, we terminated our Tax Matters Agreement with HP Inc. See Note 18, "Guarantees, Indemnifications and Warranties", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference for more information on our receivable and payable balances related to indemnified litigation matters and other contingencies, and income tax-related indemnification covered by these agreements.
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
We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party revolving short-term financing arrangements, see Note 7, "Balance Sheet Details", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 50 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2020 were the euro, Japanese yen, British pound, and Chinese yuan (renminbi). For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses as of October 31, 2020 and 2019, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2020 and 2019. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $29 million and $31 million at October 31, 2020 and 2019, respectively.
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
We have performed sensitivity analyses as of October 31, 2020 and 2019, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments, financing receivables, and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments, financing receivables, and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2020 and 2019. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, investments and financing receivables, net of interest rate swaps, of $47 million and $39 million at October 31, 2020 and 2019, respectively.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hewlett Packard Enterprise Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hewlett Packard Enterprise Company and subsidiaries (the Company) as of October 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 10, 2020, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842).
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill

Description of the matter
At October 31, 2020, the Company's goodwill was $18.0 billion. As discussed in Note 11 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level and more frequently when warranted based on indicators of impairment. Auditing management's goodwill impairment tests were complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units, particularly for those reporting units with a fair value below or only marginally in excess of carrying value. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the weighted average cost of capital, revenue growth rate, operating margin and terminal value, which are affected by expectations about future market or economic conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment review process, including controls over management's review of the significant assumptions described above.

To test the estimated fair value of the Company's reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company's business model, product mix and other factors would affect the significant assumptions. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.

In addition, we tested management's reconciliation of the fair value of the reporting units to the market capitalization of the Company. We involved our valuation professionals to evaluate the application of valuation methodologies in each of the Company's impairment tests.

Estimation of variable consideration

Description of the matter
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue for sales to its customers after deducting management's estimates of variable consideration which may include various rebates, volume-based discounts, cooperative marketing, price protection, and other incentive programs that are offered to customers, partners and distributors. Estimated variable consideration is presented within other accrued liabilities on the consolidated balance sheet and totaled $1.0 billion at October 31, 2020. Auditing the estimates of variable consideration was complex and judgmental due to the level of uncertainty involved in management’s estimate of expected usage of these programs.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process for estimating variable consideration, including controls over management's review of the significant assumptions described above.

To test the Company's determination of variable consideration we performed audit procedures that included, among others, evaluating the methodologies, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions to historical experience of the Company to develop an expectation of the variable consideration associated with product remaining in the distribution channel at October 31, 2020, which we compared to management's recorded amount. In addition, we inspected the underlying agreements and compared the incentive rates used in the Company’s analyses with contractual rates. We assessed the historical accuracy of management's estimates by comparing previous estimates of variable consideration to the amount of actual payments in subsequent periods.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2014.
San Jose, California
December 10, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hewlett Packard Enterprise Company

Opinion on Internal Control over Financial Reporting
We have audited Hewlett Packard Enterprise Company and subsidiaries' internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hewlett Packard Enterprise Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Silver Peak Systems, Inc., which is included in the 2020 consolidated financial statements of the Company and constituted less than 1% of total assets as of October 31, 2020 and less than 1% and 1% of net revenue and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Silver Peak Systems, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2020, and the related notes and our report dated December 10, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

San Jose, California
December 10, 2020

Management's Report on Internal Control Over Financial Reporting
Hewlett Packard Enterprise's management is responsible for establishing and maintaining adequate internal control over financial reporting for Hewlett Packard Enterprise. Hewlett Packard Enterprise's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hewlett Packard Enterprise's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Hewlett Packard Enterprise; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Hewlett Packard Enterprise are being made only in accordance with authorizations of management and directors of Hewlett Packard Enterprise; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Hewlett Packard Enterprise's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Hewlett Packard Enterprise's management assessed the effectiveness of Hewlett Packard Enterprise's internal control over financial reporting as of October 31, 2020, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Management's evaluation of internal control over financial reporting excluded the internal control activities of Silver Peak Systems, Inc. which is included in the 2020 consolidated financial statements of Hewlett Packard Enterprise and constituted less than 1% of total assets as of October 31, 2020 and less than 1% and 1% of net revenue and net earnings, respectively, for the year then ended. Based on the assessment by Hewlett Packard Enterprise's management, we determined that Hewlett Packard Enterprise's internal control over financial reporting was effective as of October 31, 2020. The effectiveness of Hewlett Packard Enterprise's internal control over financial reporting as of October 31, 2020 has been audited by Ernst & Young LLP, Hewlett Packard Enterprise's independent registered public accounting firm, as stated in their report which appears on page 67 of this Annual Report on Form 10-K.

/s/ ANTONIO F. NERI	/s/ TAREK A. ROBBIATI
Antonio F. Neri President and Chief Executive Officer	Tarek A. Robbiati Executive Vice President and Chief Financial Officer
December 10, 2020	December 10, 2020

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings

	For the fiscal years ended October 31,
	2020	2019	2018
	In millions, except per share amounts
Net revenue:
Products	$16,264	$18,170	$19,504
Services	10,249	10,507	10,901
Financing income	469	458	447
Total net revenue	26,982	29,135	30,852
Costs and expenses:
Cost of products	11,698	12,533	14,090
Cost of services	6,544	6,812	7,253
Financing interest	271	297	278
Research and development	1,874	1,842	1,667
Selling, general and administrative	4,624	4,907	4,921
Amortization of intangible assets	379	267	294
Impairment of goodwill	865	—	88
Restructuring charges	—	—	19
Transformation costs	950	453	414
Disaster charges (recoveries)	26	(7)	—
Acquisition, disposition and other related charges	80	757	82
Separation costs	—	—	9
Total costs and expenses	27,311	27,861	29,115
Earnings (loss) from continuing operations	(329)	1,274	1,737
Interest and other, net	(215)	(177)	(274)
Tax indemnification adjustments	(101)	377	(1,354)
Non-service net periodic benefit credit	136	59	121
Earnings from equity interests	67	20	38
Earnings (loss) from continuing operations before taxes	(442)	1,553	268
(Provision) benefit for taxes	120	(504)	1,744
Net earnings (loss) from continuing operations	(322)	1,049	2,012
Net loss from discontinued operations	—	—	(104)
Net earnings (loss)	$(322)	$1,049	$1,908
Net earnings (loss) per share:
Basic
Continuing operations	$(0.25)	$0.78	$1.32
Discontinued operations	—	—	(0.07)
Total basic net earnings (loss) per share	$(0.25)	$0.78	$1.25
Diluted
Continuing operations	$(0.25)	$0.77	$1.30
Discontinued operations	—	—	(0.07)
Total diluted net earnings (loss) per share	$(0.25)	$0.77	$1.23
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,294	1,353	1,529
Diluted	1,294	1,366	1,553
The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31,
	2020	2019	2018
	In millions
Net earnings (loss)	$(322)	$1,049	$1,908
Other comprehensive loss before taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	(1)	9	(3)
(Gains) losses reclassified into earnings	(4)	(3)	(9)
	(5)	6	(12)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	(40)	308	169
Net (gains) losses reclassified into earnings	(21)	(371)	8
	(61)	(63)	177
Change in unrealized components of defined benefit plans:
Net unrealized gains (losses) arising during the period	(358)	(701)	(423)
Amortization of net actuarial loss and prior service benefit	249	216	191
Curtailments, settlements and other	10	15	22
	(99)	(470)	(210)
Change in cumulative translation adjustment:
Cumulative translation adjustment arising during the period	(12)	(18)	(70)
Release of cumulative translation adjustment as a result of divestitures and country exits	—	—	20
	(12)	(18)	(50)
Other comprehensive loss before taxes	(177)	(545)	(95)
(Provision) benefit for taxes	8	36	(42)
Other comprehensive loss, net of taxes	(169)	(509)	(137)
Comprehensive income (loss)	$(491)	$540	$1,771

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	As of October 31,
	2020	2019
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,233	$3,753
Accounts receivable, net of allowance for doubtful accounts	3,386	2,957
Financing receivables, net of allowance for doubtful accounts	3,794	3,572
Inventory	2,674	2,387
Assets held for sale	77	46
Other current assets	2,392	2,428
Total current assets	16,556	15,143
Property, plant and equipment	5,625	6,054
Long-term financing receivables and other assets	10,544	8,918
Investments in equity interests	2,170	2,254
Goodwill	18,017	18,306
Intangible assets	1,103	1,128
Total assets	$54,015	$51,803
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,755	$4,425
Accounts payable	5,383	5,595
Employee compensation and benefits	1,391	1,522
Taxes on earnings	148	186
Deferred revenue	3,430	3,234
Accrued restructuring	366	195
Other accrued liabilities	4,265	4,002
Total current liabilities	18,738	19,159
Long-term debt	12,186	9,395
Other non-current liabilities	6,995	6,100
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,287 and 1,294 issued and outstanding at October 31, 2020 and October 31, 2019, respectively)	13	13
Additional paid-in capital	28,350	28,444
Accumulated deficit	(8,375)	(7,632)
Accumulated other comprehensive loss	(3,939)	(3,727)
Total HPE stockholders' equity	16,049	17,098
Non-controlling interests	47	51
Total stockholders' equity	16,096	17,149
Total liabilities and stockholders' equity	$54,015	$51,803
The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the fiscal years ended October 31,
	2020	2019	2018
	In millions
Cash flows from operating activities:
Net earnings (loss)	$(322)	$1,049	$1,908
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,625	2,535	2,576
Impairment of goodwill	865	—	88
Stock-based compensation expense	274	268	286
Provision for inventory and doubtful accounts	308	240	198
Restructuring charges	769	221	550
Deferred taxes on earnings	(294)	1,079	2,229
Earnings from equity interests	(67)	(20)	(38)
Dividends received from equity investee	165	156	164
Other, net	163	204	(158)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(461)	374	(220)
Financing receivables	(487)	(410)	(366)
Inventory	(527)	46	(260)
Accounts payable	(225)	(525)	(27)
Taxes on earnings	(122)	(1,093)	(4,516)
Restructuring	(478)	(331)	(647)
Other assets and liabilities	54	204	1,197
Net cash provided by operating activities	2,240	3,997	2,964
Cash flows from investing activities:
Investment in property, plant and equipment	(2,383)	(2,856)	(2,956)
Proceeds from sale of property, plant and equipment	703	597	1,094
Purchases of available-for-sale securities and other investments	(101)	(39)	(33)
Maturities and sales of available-for-sale securities and other investments	48	26	98
Financial collateral posted	(644)	(403)	(1,625)
Financial collateral received	665	744	1,736
Payments made in connection with business acquisitions, net of cash acquired	(866)	(1,526)	(207)
Proceeds from business divestitures, net	—	—	13
Net cash used in investing activities	(2,578)	(3,457)	(1,880)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	(9)	(53)	5
Proceeds from debt, net of issuance costs	7,007	3,517	2,457
Payment of debt	(5,099)	(2,203)	(4,138)
Net proceeds (payments) related to stock-based award activities	(36)	48	116
Repurchase of common stock	(355)	(2,249)	(3,568)
Net transfer of cash and cash equivalents to Everett	—	—	(41)
Net transfer of cash and cash equivalents from Seattle	—	—	156
Cash dividends paid to non-controlling interests, net of contributions	(7)	—	(9)
Cash dividends paid	(618)	(608)	(570)
Net cash provided by (used in) financing activities	883	(1,548)	(5,592)
Increase (decrease) in cash, cash equivalents and restricted cash	545	(1,008)	(4,508)
Cash, cash equivalents and restricted cash at beginning of period	4,076	5,084	9,592
Cash, cash equivalents and restricted cash at end of period	$4,621	$4,076	$5,084
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$297	$518	$538
Interest expense paid	$574	$593	$609

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2017	1,595,161	$16	$33,583	$(7,238)	$(2,895)	$23,466	$39	$23,505
Activity related to separation and merger transactions				164	(186)	(22)		(22)
Net earnings (loss)				1,908		1,908	(4)	1,904
Other comprehensive loss					(137)	(137)	—	(137)
Comprehensive income (loss)						1,771	(4)	1,767
Stock-based compensation expense			309			309		309
Tax withholding related to vesting of employee stock plans			(175)			(175)		(175)
Issuance of common stock in connection with employee stock plans and other	50,369		202			202		202
Repurchases of common stock	(222,227)	(2)	(3,577)			(3,579)		(3,579)
Cash dividends declared ($0.4875 per common share)				(733)		(733)		(733)
Balance at October 31, 2018	1,423,303	$14	$30,342	$(5,899)	$(3,218)	$21,239	$35	$21,274
Net earnings				1,049		1,049	16	1,065
Other comprehensive loss					(509)	(509)	—	(509)
Comprehensive income						540	16	556
Stock-based compensation expense			270			270		270
Tax withholding related to vesting of employee stock plans			(61)			(61)		(61)
Issuance of common stock in connection with employee stock plans and other	19,093		113			113		113
Repurchases of common stock	(148,027)	(1)	(2,220)			(2,221)		(2,221)
Cash dividends declared ($0.4575 per common share)				(601)		(601)		(601)
Effects of adoption of accounting standard updates (1)				(2,181)		(2,181)		(2,181)
Balance at October 31, 2019	1,294,369	$13	$28,444	$(7,632)	$(3,727)	$17,098	$51	$17,149
Net earnings (loss)				(322)		(322)	11	(311)
Other comprehensive loss					(169)	(169)	—	(169)
Comprehensive income (loss)						(491)	11	(480)
Stock-based compensation expense			278			278		278
Tax withholding related to vesting of employee stock plans			(89)			(89)		(89)
Issuance of common stock in connection with employee stock plans and other	17,397		63			63	1	64
Repurchases of common stock	(24,756)		(346)			(346)		(346)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Cash dividends declared ($0.36 per common share)				(464)		(464)	(16)	(480)
Effects of adoption of accounting standard updates (2)				43	(43)	—		—
Balance at October 31, 2020	1,287,010	$13	$28,350	$(8,375)	$(3,939)	$16,049	$47	$16,096

(1) For fiscal 2019, includes $2.3 billion related to an addition to accumulated deficit as a result of the adoption of an accounting standard update for Income Taxes and $124 million related to a reduction to accumulated deficit as a result of the adoption of the new revenue accounting standard.
(2) For fiscal 2020, $43 million represents the impact of the adoption of an accounting standard update that allows for the reclassification of stranded tax effects from accumulated other comprehensive loss to accumulated deficit.

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
On April 1, 2017, the Company completed the separation and merger of our Enterprise Services business with DXC Technology Company ("DXC", "the Everett Transaction" or "Everett").
On September 1, 2017, the Company completed the separation and merger of our Software business segment with Micro Focus International plc ("Micro Focus", "the Seattle Transaction" or "Seattle" ).
Acquisitions
On September 21, 2020, the Company completed the acquisition of Silver Peak Systems Inc. ("Silver Peak"), an SD-WAN (Software-Defined Wide Area Network) leader, for a fair value consideration of $879 million. Silver Peak's results of operations are included within the Intelligent Edge segment.
On September 25, 2019, the Company completed the acquisition of Cray Inc. ("Cray"), a global supercomputer leader, for a fair value consideration of $1.5 billion. Cray's results of operations are included within the High Performance Compute & Mission-Critical Systems ("HPC & MCS") segment.
For more details on acquisitions, see Note 10, "Acquisitions".
Transformation Programs
Transformation programs are comprised of the cost optimization and prioritization plan, and the HPE Next initiative.
During the third quarter of fiscal 2020, the Company launched the cost optimization and prioritization plan which focuses on realigning the workforce to areas of growth, including a new hybrid workforce model called Edge-to-Office, real estate strategies and simplifying and evolving our product portfolio strategy. The implementation period of the cost optimization and prioritization plan is through fiscal 2023. During this time the Company expects to incur transformation costs predominantly related to labor restructuring, non-labor restructuring, IT investments and design and execution charges.
During the third quarter of fiscal 2017, the Company launched an initiative called HPE Next to put in place a purpose-built company designed to compete and win in the markets where it participates. Through this program the Company is simplifying the operating model, streamlining our offerings, business processes and business systems to improve our execution. The implementation period of the HPE Next initiative is now extended through fiscal 2023. During the remaining implementation period, the Company expects to incur transformation costs predominantly related to IT infrastructure costs for streamlining, upgrading and simplifying back-end operations, and real estate initiatives. These costs are expected to be partially offset by gains from real estate sales.
For more details on cost optimization and prioritization plan and HPE Next, see Note 3, "Transformation Programs".
Basis of Presentation and Principles of Consolidation
The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles.
The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated businesses of the Company have been eliminated.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company consolidates a Variable Interest Entity ("VIE") where it has been determined that the Company is the primary beneficiary of the entity's operation. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its power to direct the most significant activities of the VIE by considering the purpose and design of the entity and the risks the entity was designed to create and pass through to its variable interest holders. The Company also evaluates its economic interests in the VIE.
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
The Company reflected these changes to its segment information retrospectively to the earliest period presented, which primarily resulted in the realignment of net revenue, operating profit and total assets for each of the businesses as described above. These changes had no impact on Hewlett Packard Enterprise's previously reported consolidated net revenue, net earnings, net earnings per share ("EPS") or total assets. See Note 2, "Segment Information", for a further discussion of the Company's segment.
Use of Estimates
The preparation of financial statements requires management to make estimates, judgements and assumptions that affect the amounts reported in the Company's Consolidated Financial Statements and accompanying notes. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the novel coronavirus pandemic ("COVID-19") could have on our significant accounting estimates. Significant estimates that are based on a forecast include inventory reserves, provision for taxes, valuation allowance for deferred taxes, and impairment assessments of goodwill, intangible assets and other long lived assets. The Company believes that these estimates, judgements and assumptions are reasonable under the circumstances, and are subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates change, it could adversely affect the Company's results of operations. Additionally, as the extent and duration of the impacts from COVID-19 remain unclear, the Company's estimates, judgements and assumptions may evolve as conditions change. Actual results could differ materially from these estimates under different assumptions or conditions.

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
Revenue Recognition
General
The Company accounts for a contract with a customer when both parties have provided written approval and are committed to perform, each party's rights including payment terms are identified, the contract has commercial substance, and collection of consideration is probable.
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
The Company's contract assets include unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables generally relate to services contracts where a service has been performed and control has transferred, but invoicing to the customer is subject to future milestone billings or other contractual payment schedules. The Company classifies unbilled receivables as Accounts receivable.
Contract liabilities
A contract liability is an obligation to transfer products or services to a customer for which the Company has received consideration, or the amount is due, from the customer. The Company's contract liabilities primarily consist of deferred revenue. Deferred revenue is recorded when amounts invoiced to customers are in excess of revenue that can be recognized because performance obligations have not been satisfied and control of the promised products or services has not transferred to the customer. Deferred revenue largely represents amounts invoiced in advance for product (hardware/software) support contracts, consulting projects and product sales where revenue cannot be recognized yet.
Costs to obtain a contract with a customer
The Company capitalizes the incremental costs of obtaining a contract with a customer, primarily sales commissions, if the Company expects to recover those costs. The Company has elected, as a practical expedient, to expense the costs of obtaining a contract as incurred for contracts with terms of one year or less. The typical amortization periods used range from three to six years. The Company periodically reviews the capitalized sales commission costs for possible impairment losses. As of October 31, 2020, the current and non-current portions of the capitalized costs to obtain a contract were $54 million and $76 million, respectively. As of October 31, 2019, the current and non-current portions of the capitalized costs to obtain a contract were which were $49 million and $74 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets and Long-term financing receivables and other assets, respectively, in the Consolidated Balance Sheet. For fiscal 2020 and 2019, the Company amortized $58 million and $48 million, respectively, of the capitalized costs to obtain a contract which are included in Selling, general and administrative expense.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Retirement and Post-Retirement Plans
The Company has various defined benefit, other contributory and noncontributory, retirement and post-retirement plans. The Company generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the average remaining estimated service life or, in the case of closed plans, life expectancy of participants. In limited cases, actuarial gains and losses are amortized using the corridor approach. See Note 4, "Retirement and Post-Retirement Benefit Plans" for a full description of these plans and the accounting and funding policies.
Advertising
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Advertising expense totaled approximately $143 million in fiscal 2020, $188 million in fiscal 2019, and $193 million in fiscal 2018.
Restructuring
The Company's transformation programs include charges to approved restructuring plans. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. The Company records restructuring charges based on estimated employee terminations and site closure and consolidation plans. The Company accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements.
Taxes on Earnings
The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse.
The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In determining the need for a valuation allowance, the Company considers future market growth, forecasted earnings, future sources of taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies. In the event the Company were to determine that it is more likely than not that the Company will be unable to realize all or part of its deferred tax assets in the future, the Company would increase the valuation allowance and recognize a corresponding charge to earnings in the period in which such a determination was made. Likewise, if the Company later determines that the deferred tax assets are more likely than not to be realized, the Company would reverse the applicable portion of the previously recognized valuation allowance. In order for the Company to realize deferred tax assets, the Company must be able to generate sufficient taxable income in the jurisdictions in which the deferred tax assets are located.
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
The Company is subject to the Global Intangible Low Taxed Income ("GILTI") tax in the U.S. The Company elected to treat taxes on future GILTI inclusions in U.S. taxable income as a current period expense when incurred.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Allowance for Doubtful Accounts
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
Financing Receivable
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
The Company maintains cash, cash equivalents and restricted cash, investments, derivatives, and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographic regions, and the Company's policy is designed to limit exposure from any particular institution. As part of its risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not sustained material credit losses from instruments held at these financial institutions. The Company utilizes derivative contracts to protect against the effects of foreign currency and interest rate exposures. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss. For more details on the collateral program, see Note 13, "Financial Instruments".
Credit risk with respect to accounts receivable from trade customers and financing receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
and geographic regions. The Company performs ongoing credit evaluations of the financial condition of its customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of October 31, 2020 and 2019 no single customer accounted for more than 10% of the Company's receivable from trade customers and financing receivables.
The Company utilizes outsourced manufacturers around the world to manufacture company-designed products. The Company may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 89% and 92% of the Company's manufacturer receivables of $687 million and $635 million at October 31, 2020 and 2019, respectively. The Company includes the manufacturer receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. The Company's credit risk associated with these receivables is mitigated wholly or in part by the amount the Company owes to these outsourced manufacturers, as the Company generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. The Company does not reflect the sale of these components in revenue and does not recognize any profit on these component sales until the manufactured products are sold by the Company, at which time any profit is recognized as a reduction to cost of sales. The Company obtains certain components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of the Company's relationship with a single source supplier, or any unilateral modification to the contractual terms under which the Company is supplied components by a single source supplier could adversely affect the Company's revenue and gross margins.
Inventory
The Company values inventory at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. At each reporting period, the Company assesses the value of its inventory and writes down the cost of inventory to its net realizable value, if required, for estimated excess or obsolescence determined primarily by future demand forecasts and market conditions. The write down for excess or obsolescence is charged to the provision of inventory, which is a component of Cost of Products and Cost of Services in the Consolidated Statement of Earnings. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
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
Leases
Lessee Accounting
As a result of adopting the new leasing standard ("ASC 842"), the Company now recognizes a lease liability and a right-of-use ("ROU") asset for the lease term in a lease contract.
The Company enters into various leases as a lessee for assets including office buildings, data centers, vehicles, and aviation. The Company determines if an arrangement is a lease at inception. An arrangement contains a lease when the arrangement conveys the right to control the use of an identified asset over the lease term. Upon lease commencement, the Company records a lease liability for the obligation to make lease payments and ROU asset for the right to use the underlying asset for the lease term in the Consolidated Balance Sheet. The lease liability is measured at commencement date based on the present value of lease payments not yet paid over the lease term and the Company's incremental borrowing rate. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate which approximates the rate

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
at which the Company would borrow, on a secured basis, in the country where the lease was executed. The ROU asset is based on the lease liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. Fixed payments are included in the recognition of ROU assets and liabilities, while non-lease components, such as maintenance or utility charges are expensed as incurred. The Company has agreements with lease and non-lease components that are accounted for separately and not included in its leased assets and corresponding liabilities for the majority of the Company's lease agreements. The Company allocates consideration to the lease and non-lease components using their relative standalone values.
For finance leases, the ROU asset is amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the lease liability is recorded separately using the interest method. For operating leases, lease expense is generally recognized on a straight-line basis over the lease term.
Lessor Accounting
The Company's lease offerings are non-cancelable and the payment schedule primarily consists of fixed payments. Variable payments that are based on an index are included in lease receivables. The Company allocates consideration amongst lease components and non-lease components on a relative standalone selling price basis, when lease arrangements include multiple performance obligations. At the end of the lease term, the Company allows the client to either return the equipment, purchase the equipment or renew the lease based on mutually agreed upon terms.
The Company retains a residual position in equipment through lease and finance agreements which is equivalent to an estimated market value. The residual amount is established prior to lease inception, based upon estimated equipment values at end of lease using product road map trends, historical analysis, future projections and remarketing experience. The Company's residual amounts are evaluated at least annually to assess the appropriateness of our carrying values. Any anticipated declines in specific future residual values that are considered to be other-than-temporary would be recorded in current earnings. The Company is able to optimize the recovery of residual values by selling equipment in place, extending lease arrangements on a fixed term basis, entering into a monthly usage rental term beyond the initial lease term, and selling lease returned equipment in the secondary market. The contractual lease agreement also identifies return conditions that ensures the leased equipment will be in good operating condition upon return minus any normal wear and tear. During the residual review process, product changes, product updates, as well as market conditions are reviewed and adjustments if other than temporary are made to residual values in accordance with the impact of any such changes. The remarketing sales organization closely manages the sale of equipment lease returns to optimize the recovery of outstanding residual by product.
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
The Company estimates the fair value of its reporting units using a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows covering discrete forecast periods as well as terminal value determinations. The Company prepares cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, the Company estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
companies with similar operating and investment characteristics as the reporting unit. The Company weights the fair value derived from the market approach commensurate with the level of comparability of these publicly traded companies to the reporting unit. When market comparables are not meaningful or not available, the Company estimates the fair value of a reporting unit using only the income approach.
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
Equity Securities Investments
Equity securities investments with readily determinable fair values (other than those accounted for under the equity method or those that result in consolidation of the investee) are measured at fair value and any changes in fair value are recognized in Interest and other, net in the Consolidated Statement of Earnings. For equity investments without readily determinable fair values, the Company has elected to apply the measurement alternative, under which investments are measured at cost, less impairment, and adjusted for qualifying observable price changes on a prospective basis. The Company reviews for impairment at each reporting period, assessing factors such as deterioration of earnings, adverse change in market/industry

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
conditions, the ability to operate as a going concern, and other factors which indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statement of Earnings.
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
Derivatives
The Company uses derivative financial instruments, primarily forwards, swaps, and, at times, options, to hedge certain foreign currency and interest rate exposures. The Company does not use derivative financial instruments for speculative purposes. See Note 13, "Financial Instruments", for a full description of the Company's derivative financial instrument activities and related accounting policies.
Loss Contingencies
The Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a liability for contingencies when it believes it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. See Note 17, "Litigation and Contingencies", for a full description of the Company's loss contingencies.
Warranties
The Company accrues the estimated cost of product warranties at the time of recognizing revenue. The Company evaluates its warranty obligations on a product group basis. The Company's standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. The estimated warranty obligation is based on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of the Company's baseline experience. Warranty terms generally range from one to five years for parts and labor, depending upon the product. For certain networking products, the Company offers a lifetime warranty. Over the last three fiscal years, the annual warranty expense has averaged approximately 1.5% of annual net product revenue. Refer to Note 17, "Guarantees, Indemnifications and Warranties" for additional information.
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued guidance to provide temporary optional expedients and exceptions through December 31, 2022 to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). This guidance was effective upon issuance. As a result the Company adopted the guidance in the second quarter of fiscal 2020 and there was no financial impact on the Consolidated Financial Statements upon adoption.
In February 2018, the FASB issued guidance that allows companies to reclassify stranded tax effects resulting from U.S. tax reform from accumulated other comprehensive income (loss) to retained earnings. The guidance also allows the reclassification of these stranded tax effects to be recorded upon adoption of the guidance rather than at the actual cessation date. The Company adopted the guidance in the first quarter of fiscal 2020 and elected not to reclassify prior periods. As a result, $43 million of tax benefit was reclassified from accumulated other comprehensive loss into accumulated deficit, primarily comprised of amounts related to currency translation adjustments and net unrealized gains (losses) on cash flow hedges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
In August 2017, the FASB amended the existing accounting standards for hedge accounting. The amendments expand an entity's ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also simplifies certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. In April 2019, the FASB issued certain clarifications to address partial term fair value hedges, fair value hedge basis adjustments and certain transition requirements. The Company adopted the guidance effective November 1, 2019 and there was no financial impact on the Consolidated Financial Statements upon adoption.
In February 2016, with amendments in 2018 and 2019, the FASB issued guidance which changes the accounting standards for leases. The Company adopted the guidance in the first quarter of fiscal 2020, beginning November 1, 2019, using the modified retrospective transition method whereby prior comparative periods will not be restated in the Consolidated Financial Statements. Accordingly, results and related disclosures for the reporting periods beginning after November 1, 2019 are presented under the new lease standard, while comparative prior period results and related disclosures are not adjusted and continue to be reported in accordance with the historic accounting standards. The primary objective of this update is to increase transparency and comparability among organizations by requiring lessees to recognize a lease liability and an ROU asset for the lease term. The Company elected the package of practical expedients which did not require the reassessment of prior conclusions related to contracts containing leases, lease classification and initial direct costs ("IDC"). As a lessee, the adoption of the new lease standard on November 1, 2019 resulted in the recognition of $1.0 billion of right-of-use assets and $1.1 billion of lease liabilities on the Company's Consolidated Balance Sheet. As a lessor, no transition adjustments were recorded from the adoption of ASC 842.
The adoption of the accounting standard for leases had no impact on the Company's Consolidated Statements of Earnings and Consolidated Statements of Cash Flows or debt-covenant compliance under its current agreements. Refer to Note 8 "Accounting for Leases as a Lessee" for accounting policy and additional information.
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
In December 2019, the FASB amended the existing accounting standards for income taxes. The amendments clarify and simplify the accounting for income taxes by eliminating certain exceptions to the general principles. The Company plans to adopt the guidance in the first quarter of fiscal 2021. The Company does not expect the guidance to have a material impact on its Consolidated Financial Statements.
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
In August 2018, the FASB issued guidance which changes the disclosure requirements for fair value measurements and defined benefit pension plans. The Company is required to adopt the guidance in the first quarter of fiscal 2021. The Company does not expect the guidance to have an impact on its Consolidated Financial Statements, however expects to have additional disclosures relating to retirement and post-retirement benefit plans.
In June 2016, the FASB amended the existing accounting standards for the measurement of credit losses. The amendments require an entity to estimate its lifetime expected credit loss for most financial instruments, including trade and financing receivables, and record an allowance for the portion of the amortized cost the entity does not expect to collect. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments. In May 2019, the FASB issued further guidance to provide entities with an option to irrevocably elect the fair value option applied on

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
an instrument-by-instrument basis for eligible financial instruments. In November 2019, the FASB issued several amendments to the new credit losses standard, including an amendment requiring entities to include certain expected recoveries of the amortized cost basis in the allowance for credit losses for purchased credit deteriorated assets. In March 2020, the FASB issued clarifications relating to the measurement of credit losses. The Company will adopt this standard, beginning November 1, 2020, on a modified retrospective basis. The adoption of this standard will not have a material impact on the consolidated financial statements.
Note 2: Segment Information
Hewlett Packard Enterprise's operations are now organized into seven segments for financial reporting purposes: Compute, HPC & MCS, Storage, A & PS, Intelligent Edge, Financial Services ("FS"), and Corporate Investments. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), who is the Chief Executive Officer ("CEO"), uses to evaluate, view and run the Company's business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The seven segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results. A summary of types of products and services of each segment follows.
Compute portfolio offers both general purpose servers for multi-workload computing and workload optimized servers to offer the best performance and value for demanding applications. This portfolio of products includes the HPE Proliant rack and tower servers; HPE BladeSystem, and HPE Synergy. Compute offerings also include operational and support services.

High Performance Compute & Mission-Critical Systems portfolio offers specialized compute servers designed to support specific use cases. The HPC portfolio of products includes the HPE Apollo and Cray products that are sold as supercomputing systems, including exascale supercomputers. The MCS portfolio includes the HPE Superdome Flex, HPE Nonstop and HPE Integrity product lines. The HPC & MCS segment also includes the Edge Compute business which consists of the HPE Moonshot and HPE Edgeline products. HPC & MCS offerings also include operational and support services.

Storage portfolio offers workload optimized storage product and service offerings which include an intelligent hyperconverged infrastructure ("HCI") with HPE Nimble Storage dHCI and HPE SimpliVity. The portfolio also includes HPE Primera, HPE Nimble Storage and HPE 3PAR Storage for mission-critical and general purpose workloads, HPE Recovery Manager Central, HPE StoreOnce, HPE Cloud Volumes Backup and Big Data solutions with BlueData and MapR technology. Storage also provides solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE Modular Storage Arrays ("MSA") and HPE XP. Storage offerings also include services and support services.
Advisory and Professional Services provides consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities. A & PS is also a provider of on-premises flexible consumption models that enable IT agility, simplify operations, and align cost to value.
Intelligent Edge portfolio offers wired and wireless local area network "(LAN"), campus and data center switching, software-defined wide-area-networking, security, and associated services to enable secure connectivity for businesses of any size. The HPE Aruba product portfolio includes products such as Wi-Fi access points, switches, routers, and sensors. The HPE Aruba software and services portfolio includes software products for cloud-based management, network management, network access control, analytics and assurance, location services software and professional and support services, as well as as-a Service ("aaS") and consumption models for the Intelligent Edge portfolio of products.
Financial Services provides flexible investment solutions, such as leasing, financing, IT consumption, and utility programs and asset management services, for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software and services from Hewlett Packard Enterprise and others.
Corporate Investments includes Hewlett Packard Labs which is responsible for research and development, and the Communications and Media Solutions ("CMS") business and also hosts certain business incubation projects.
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
Segment Operating Results

	Compute	HPC & MCS	Storage	A & PS	Intelligent Edge	Financial Services	Corporate Investments	Total
	In millions
2020
Net revenue	$11,821	$2,965	$4,583	$946	$2,837	$3,340	$490	$26,982
Intersegment net revenue	394	71	98	5	18	12	—	598
Total segment net revenue	$12,215	$3,036	$4,681	$951	$2,855	$3,352	$490	$27,580
Segment earnings (loss) from operations	$893	$237	$719	$(5)	$281	$278	$(100)	$2,303
2019
Net revenue	$13,250	$2,786	$5,114	$1,004	$2,904	$3,570	$507	$29,135
Intersegment net revenue	392	124	71	8	9	11	—	615
Total segment net revenue	$13,642	$2,910	$5,185	$1,012	$2,913	$3,581	$507	$29,750
Segment earnings (loss) from operations	$1,550	$320	$924	$(54)	$159	$305	$(108)	$3,096
2018
Net revenue	$14,616	$2,875	$5,054	$1,111	$2,997	$3,656	$543	$30,852
Intersegment net revenue	526	112	104	7	16	15	—	780
Total segment net revenue	$15,142	$2,987	$5,158	$1,118	$3,013	$3,671	$543	$31,632
Segment earnings (loss) from operations	$1,306	$384	$830	$(79)	$339	$286	$(91)	$2,975

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The reconciliation of segment operating results to Hewlett Packard Enterprise consolidated results was as follows:

	For the fiscal years ended October 31,
	2020	2019	2018
	In millions
Net revenue:
Total segments	$27,580	$29,750	$31,632
Elimination of intersegment net revenue	(598)	(615)	(780)
Total Hewlett Packard Enterprise consolidated net revenue	$26,982	$29,135	$30,852
Earnings before taxes:
Total segment earnings from operations	$2,303	$3,096	$2,975
Unallocated corporate costs and eliminations	(238)	(286)	(259)
Unallocated stock-based compensation expense	(57)	(59)	(73)
Amortization of initial direct costs	(10)	—	—
Amortization of intangible assets	(379)	(267)	(294)
Impairment of goodwill	(865)	—	(88)
Restructuring charges	—	—	(19)
Transformation costs	(950)	(453)	(414)
Disaster (charge) recovery	(26)	7	—
Acquisition, disposition and other related charges	(107)	(764)	(82)
Separation costs	—	—	(9)
Interest and other, net	(215)	(177)	(274)
Tax indemnification adjustments	(101)	377	(1,354)
Non-service net periodic benefit credit	136	59	121
Earnings from equity interests	67	20	38
Total Hewlett Packard Enterprise consolidated earnings (loss) from continuing operations before taxes	$(442)	$1,553	$268

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to Hewlett Packard Enterprise consolidated assets were as follows:

	As of October 31,
	2020	2019
	In millions
Compute	$14,858	$14,066
HPC & MCS	6,192	6,819
Storage	6,796	7,214
A&PS	477	440
Intelligent Edge	4,343	3,318
Financial Services	14,765	14,700
Corporate Investments	467	461
Corporate and unallocated assets	6,117	4,785
Total Hewlett Packard Enterprise consolidated assets	$54,015	$51,803
Major Customers
No single customer represented 10% or more of Hewlett Packard Enterprise's total net revenue in any fiscal year presented.
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2020, 2019 and 2018, other than the U.S., no country represented more than 10% of Hewlett Packard Enterprise's net revenue.
Net revenue by country in which Hewlett Packard Enterprise operates was as follows:

	For the fiscal years ended October 31,
	2020	2019	2018
	In millions
Americas
U.S.	$9,162	$9,582	$10,192
Americas excluding U.S.	1,700	1,922	2,135
Total Americas	10,862	11,504	12,327
Europe, Middle East and Africa	9,745	10,828	11,295
Asia Pacific and Japan	6,375	6,803	7,230
Total Hewlett Packard Enterprise consolidated net revenue	$26,982	$29,135	$30,852
Net property, plant and equipment by country in which Hewlett Packard Enterprise operates was as follows:

	As of October 31,
	2020	2019
	In millions
U.S.	$2,762	$2,894
Other countries	2,863	3,160
Total net property, plant and equipment	$5,625	$6,054

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 3: Transformation Programs
Transformation Costs
Cost Optimization and Prioritization Plan
During fiscal 2020, the Company incurred $384 million of charges related to the cost optimization and prioritization plan which is recorded within Transformation costs in the Consolidated Statements of Earnings, the components of which were as follows:

Fiscal year ended October 31,
2020
In millions
Program management	$55
Restructuring charges	329
Total Transformation Costs	$384
HPE Next
During fiscal 2020, 2019 and 2018 the Company incurred $569 million, $462 million and $445 million, respectively, in net charges associated with HPE Next. For fiscal 2020, 2019 and 2018, $566 million, $453 million and $414 million were recorded within Transformation costs, and $3 million, $9 million and $11 million were recorded within Non-service net periodic benefit credit in the Consolidated Statements of Earnings, respectively. In fiscal 2018 the Company also incurred $20 million of transformation costs related to cumulative translation adjustments as a result of country exits associated with HPE Next which was recorded within Interest and other, net in the Consolidated Statements of Earnings.
The components of Transformation costs relating to HPE Next were as follows:

	Fiscal years ended October 31,
	2020	2019	2018
	In millions
Program management	$35	$29	$95
IT costs	100	134	148
Restructuring charges	440	219	531
Gains on real estate sales	(45)	(7)	(405)
Impairment on real estate assets	10	47	—
Other	29	40	76
Total Transformation Costs	$569	$462	$445
Restructuring Plan
On May 19, 2020, the Company's Board of Directors approved a restructuring plan in connection with the cost optimization and prioritization plan. As of October 31, 2020, the Company estimates that it will incur aggregate charges of approximately $1.3 billion, through fiscal 2023 in connection with the cost optimization and prioritization plan which relates to labor restructuring and non-labor restructuring, primarily relating to real estate site exits. The changes to the workforce will vary by country, based on business needs, local legal requirements and consultations with employee works councils and other employee representatives, as appropriate.
On October 16, 2017, the Company's Board of Directors approved a restructuring plan in connection with the HPE Next (the "HPE Next Plan") and on September 20, 2018, the Company's Board of Directors approved a revision to that restructuring plan. As of October 31, 2020, the headcount exits under HPE Next Plan are complete. The Company estimates that it will incur charges through fiscal 2023, relating to non-labor restructuring, primarily from real estate site exits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Restructuring activities related to the Company's employees and infrastructure under the cost optimization and prioritization plan and HPE Next Plan, are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions		In millions
Liability as of October 31, 2017	$—	$—	$296	$—
Charges	—	—	470	61
Cash payments	—	—	(452)	(14)
Non-cash items	—	—	(23)	(14)
Liability as of October 31, 2018	$—	$—	$291	$33
Charges	—	—	154	65
Cash payments	—	—	(256)	(37)
Non-cash items	—	—	(11)	(19)
Liability as of October 31, 2019	$—	$—	$178	$42
Charges	230	99	341	99
Cash payments	(18)	(3)	(383)	(50)
Non-cash items	(2)	(60)	8	(56)
Liability as of October 31, 2020	$210	$36	$144	$35
Total costs incurred to date as of October 31, 2020	$230	$99	$1,261	$225
Total expected costs to be incurred as of October 31, 2020	$700	$610	$1,261	$248
The current restructuring liability related to the transformation programs, reported in Accrued restructuring in the Consolidated Balance Sheets at October 31, 2020 and 2019, was $359 million and $164 million, respectively. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Consolidated Balance Sheets as of October 31, 2020 and 2019 was $66 million and $56 million, respectively.
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
Post-Retirement Benefit Plans
The Company sponsors retiree health and welfare benefit plans, the most significant of which is in the U.S. Generally, employees hired before August 2008 are eligible for employer credits under the Hewlett Packard Enterprise Retirement Medical Savings Account Plan ("RMSA") upon attaining age 45. Employer credits to the RMSA available after September 2008 are provided in the form of matching credits on employee contributions made to a voluntary employee beneficiary association. Upon retirement, employees may use these employer credits for the reimbursement of certain eligible medical expenses.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Defined Contribution Plans
The Company offers various defined contribution plans for U.S. and non-U.S. employees. The Company's defined contribution expense was approximately $160 million in fiscal 2020, $181 million in fiscal 2019 and $158 million in fiscal 2018. U.S. employees are automatically enrolled in the Hewlett Packard Enterprise Company 401(k) Plan ("HPE 401(k) Plan"), when they meet eligibility requirements, unless they decline participation. Effective January 1, 2018, the HPE 401(k) Plan's quarterly employer matching contributions are 100% of an employee's contributions, up to a maximum of 4% of eligible compensation. Due to cost containment measures put in place in response to COVID-19, the Company suspended the employer match for U.S. employees from July 1, 2020 through the end of the calendar year with the expectation that the match will resume in 2021.
Pension Benefit Expense
The Company's net pension and post-retirement benefit costs that were directly attributable to the eligible employees, retirees and other former employees of Hewlett Packard Enterprise and recognized in the Consolidated Statements of Earnings for fiscal 2020, 2019 and 2018 are presented in the table below.

	As of October 31,
	2020	2019	2018	2020	2019	2018
	Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$94	$85	$105	$1	$1	$1
Interest cost(1)	143	215	225	5	7	7
Expected return on plan assets(1)	(544)	(511)	(567)	(1)	(1)	(1)
Amortization and deferrals(1):
Actuarial loss (gain)	264	235	211	(1)	(4)	(3)
Prior service benefit	(14)	(15)	(17)	—	—	—
Net periodic benefit cost	(57)	9	(43)	4	3	4
Curtailment gain(1)	—	—	(1)	—	—	—
Settlement loss(1)	10	13	20	—	—	—
Special termination benefits(1)	2	2	6	—	—	—
Total net benefit (credit) cost	(45)	24	(18)	4	3	4

(1)These non-service components of net periodic benefit cost are included in Non-service net periodic benefit credit in the Consolidated Statements of Earnings.
The weighted-average assumptions used to calculate the net benefit (credit) cost in the table above for fiscal 2020, 2019 and 2018 were as follows:

	As of October 31,
	2020	2019	2018	2020	2019	2018
	Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate used to determine benefit obligation	1.2%	2.1%	2.0%	3.4%	4.9%	4.5%
Discount rate used to determine service cost	1.6%	2.3%	2.4%	3.0%	4.4%	3.7%
Discount rate used to determine interest cost	1.0%	1.8%	1.7%	3.2%	4.7%	4.2%
Expected increase in compensation levels	2.5%	2.5%	2.3%	—	—	—
Expected long-term return on plan assets	4.1%	4.3%	4.4%	2.3%	2.6%	2.6%
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
Funded Status
The funded status of the plans was as follows:

	As of October 31,
	2020	2019	2020	2019
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$13,434	$12,167	$54	$52
Transfers	—	(5)	—	—
Addition/deletion of plans(1)	5	(14)	—	—
Actual return on plan assets	557	1,542	—	1
Employer contributions	167	166	5	5
Participant contributions	24	24	5	4
Benefits paid	(410)	(387)	(7)	(8)
Settlement	(51)	(67)	—	—
Currency impact	401	8	—	—
Fair value—end of year	$14,127	$13,434	$57	$54
Change in benefit obligation:
Projected benefit obligation—beginning of year	$14,225	$12,668	$179	$160
Transfers	—	(7)	—	—
Addition/deletion of plans(1)	5	(12)	—	—
Service cost	94	85	1	1
Interest cost	143	215	5	7
Participant contributions	24	24	5	4
Actuarial (gain) loss	368	1,710	(9)	17
Benefits paid	(410)	(387)	(7)	(8)
Plan amendments	(3)	12	—	—
Settlement	(51)	(67)	—	—
Special termination benefits	2	2	—	—
Currency impact	448	(18)	(7)	(2)
Projected benefit obligation—end of year	$14,845	$14,225	$167	$179
Funded status at end of year	$(718)	$(791)	$(110)	$(125)
Accumulated benefit obligation	$14,619	$13,995	$—	$—

(1)Includes the addition/deletion of plans resulting from acquisitions.
The weighted-average assumptions used to calculate the projected benefit obligations were as follows:

	As of October 31,
	2020	2019	2020	2019
	Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	1.0%	1.2%	2.8%	3.4%
Expected increase in compensation levels	2.5%	2.5%	—	—

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The net amounts recognized for defined benefit and post-retirement benefit plans in the Company's Consolidated Balance Sheets were as follows:

	As of October 31,
	2020	2019	2020	2019
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Non-current assets	$1,046	$864	$—	$—
Current liabilities	(49)	(45)	(6)	(6)
Non-current liabilities	(1,715)	(1,610)	(104)	(119)
Funded status at end of year	$(718)	$(791)	$(110)	$(125)
The following table summarizes the pre-tax net actuarial loss and prior service benefit recognized in accumulated other comprehensive loss for the defined benefit plans:

	As of October 31, 2020
	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss	$3,633	$6
Prior service benefit	(28)	—
Total recognized in accumulated other comprehensive loss	$3,605	$6
The following table summarizes the net actuarial loss and prior service benefit for plans that are expected to be amortized from accumulated other comprehensive loss and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	As of October 31, 2020
	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$290	$(2)
Prior service benefit	(13)	—
Total expected to be recognized in net periodic benefit cost (credit)	$277	$(2)
Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2020	2019
	In millions
Aggregate fair value of plan assets	$4,160	$3,585
Aggregate projected benefit obligation	$5,924	$5,238
Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2020	2019
	In millions
Aggregate fair value of plan assets	$4,094	$3,574
Aggregate accumulated benefit obligation	$5,723	$5,088
Fair Value of Plan Assets

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company pays the U.S. defined benefit plan obligations when they come due since these plans are unfunded. The table below sets forth the fair value of non-U.S. defined benefit plan assets by asset category within the fair value hierarchy as of October 31, 2020 and 2019. Reclassifications of certain prior year investment balances in asset categories have been made to conform to the current-year presentation.

	As of October 31, 2020				As of October 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$155	$117	$—	$272	$172	$8	$—	$180
Non-U.S.	955	217	—	1,172	836	222	—	1,058
Debt securities
Corporate	—	1,778	—	1,778	—	1,502	—	1,502
Government(1)	—	6,007	—	6,007	—	5,344	—	5,344
Government at NAV(2)				875				897
Other(3)	—	683	555	1,238	—	361	401	762
Alternative investments
Private Equity	—	4	35	39	—	2	42	44
Hybrids(4)	18	1,486	90	1,594	—	1,343	71	1,414
Hybrids at NAV(5)				504				491
Common Contractual Funds at NAV(6)
Equities at NAV				1,393				1,398
Fixed Income at NAV				782				724
Emerging Markets at NAV				362				318
Alternative investments at NAV				350				379
Real Estate Funds	27	229	39	295	8	203	39	250
Insurance Group Annuity Contracts	—	56	36	92	—	54	37	91
Cash and Cash Equivalents	241	176	—	417	252	310	—	562
Other(7)	24	95	1	120	30	51	1	82
Obligation to return cash received from repurchase agreements(1)	—	(3,163)	—	(3,163)	—	(2,062)	—	(2,062)
Total	$1,420	$7,685	$756	$14,127	$1,298	$7,338	$591	$13,434

(1)Repurchase agreements, primarily in the UK, represent the plans' short-term borrowing to hedge against interest rate and inflation risks. Investments in approximately $5 billion and $4 billion of government bonds collateralize this short-term borrowing at October 31, 2020 and 2019, respectively. The plans have an obligation to return the cash after the term of the agreements. Due to the short-term nature of the agreements, the outstanding balance of the obligation approximates fair value.
(2)Includes a fund that invests in various government bonds issued by worldwide governments, interest rate swaps, and cash, to match or slightly outperform the benchmark of the future liabilities of the fund. While the fund is not publicly traded, the custodian strikes a net asset value daily. There are no redemption restrictions or future commitments on these investments.
(3)Includes funds that invest primarily in asset-backed securities, mortgage backed securities, collateralized loan obligations, and/or private debt investments.
(4)Includes funds, primarily in the UK, that invest in both private and public equities, as well as emerging markets across all sectors. The funds also hold fixed income and derivative instruments to hedge interest rate and inflation risk. In addition, the funds include units in transferable securities, collective investment schemes, money market funds, asset-backed income, cash, and deposits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(5)Includes a pooled fund in the UK, that seeks a rate of return with direct or indirect linkage to UK inflation by investing in vehicles including bonds, long lease property, income strips, asset-backed securities, and index linked assets. Units are available for subscription on the first day of each calendar month at net asset value. There are no redemption restrictions or future commitments on these investments.
(6)HPE Invest Common Contractual Funds (CCFs) are investment arrangements in which institutional investors pool their assets.  Units may be acquired in four different sub-funds focused on equities, fixed income, alternative investments, and emerging markets. Each sub-fund is invested in accordance with the fund's investment objective and units are issued in relation to each sub-fund. While the sub-funds are not publicly traded, the custodian strikes a net asset value either once or twice a month, depending on the sub-fund. There are no redemption restrictions or future commitments on these investments.
(7)Includes international insured contracts, derivative instruments, and unsettled transactions.
As of October 31, 2020 post-retirement benefit plan assets of $57 million were invested in publicly traded registered investment entities of which $46 million are classified within Level 1 and $11 million within Level 2 of the fair value hierarchy. As of October 2019, post-retirement benefit plan assets of $54 million were invested in publicly traded registered investment entities, classified within Level 1 of the fair value hierarchy.
Changes in fair value measurements of Level 3 investments for the non-U.S. defined benefit plans were as follows:

	Fiscal year ended October 31, 2020
		Alternative Investments
	Debt-Other	Private Equity	Hybrids	Real Estate Funds	Insurance Group Annuities	Other	Total
		In millions
Balance at beginning of year	$401	$42	$71	$39	$37	$1	$591
Actual return on plan assets:
Relating to assets held at the reporting date	(25)	(3)	(3)	—	—	—	(31)
Relating to assets sold during the period	—	4	—	—	—	—	4
Purchases, sales, and settlements	179	(8)	22	—	(1)	—	192
Balance at end of year	$555	$35	$90	$39	$36	$1	$756

	Fiscal year ended October 31, 2019
		Alternative Investments
	Debt-Other	Private Equity	Hybrids	Real Estate Funds	Insurance Group Annuities	Other	Total
	In millions
Balance at beginning of year	$102	$40	$30	$37	$38	$1	$248
Actual return on plan assets:
Relating to assets held at the reporting date	69	1	—	2	—	—	72
Relating to assets sold during the period	—	—	—	—	—	—	—
Purchases, sales, and settlements	230	1	41	—	(1)	—	271
Balance at end of year	$401	$42	$71	$39	$37	$1	$591
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
Plan Asset Allocations
The weighted-average target and actual asset allocations across the benefit plans at the respective measurement dates for the non-U.S. defined benefit plans were as follows:

	Defined Benefit Plans
		Plan Assets
Asset Category	2020 Target Allocation	2020	2019
Public equity securities		22.6%	22.0%
Private/hybrid equity securities		17.6%	17.3%
Real estate and other		2.9%	2.5%
Equity-related investments	44.1%	43.1%	41.8%
Debt securities	54.4%	53.9%	54.0%
Cash and cash equivalents	1.5%	3.0%	4.2%
Total	100.0%	100.0%	100.0%

For the Company's post-retirement benefit plans, approximately 80% of the plan assets are invested in cash and cash equivalents and approximately 20% in multi-asset credit investments which consists primarily of investment grade credit, emerging market debt and high yield bonds.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Employer Contributions and Funding Policy
During fiscal 2020, the Company contributed approximately $167 million to its non-U.S. pension plans and paid $5 million to cover benefit claims under the Company's post-retirement benefit plans.
During fiscal 2021, the Company expects to contribute approximately $192 million to its non-U.S. pension plans and an additional $2 million to cover benefit payments to U.S. non-qualified plan participants. In addition, the Company expects to pay approximately $6 million to cover benefit claims for its post-retirement benefit plans. The Company's policy is to fund its pension plans so that it makes at least the minimum contribution required by various authorities including local government and taxing authorities.
Estimated Future Benefits Payments
As of October 31, 2020, estimated future benefits payments for the Company's retirement plans were as follows:

Fiscal year	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2021	$483	$10
2022	481	11
2023	496	11
2024	509	11
2025	533	11
Next five fiscal years to October 31, 2030	2,842	55
Note 5: Stock-Based Compensation
 The total number of shares of the Company's common stock authorized under the Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (the "Plan") is 277 million. The Plan provides for the grant of various types of awards including restricted stock awards, stock options, and performance-based awards. These awards generally vest over three years from the grant date. The Company's stock-based incentive compensation program also includes various replacement awards through acquisitions under which stock-based awards are outstanding.
Stock-Based Compensation Expense
Stock-based compensation expense and the resulting tax benefits were as follows:

	Fiscal years ended October 31,
	2020	2019	2018
	In millions
Stock-based compensation expense	$278	$270	$309
Income tax benefit	(51)	(50)	(56)
Stock-based compensation expense, net of tax	$227	$220	$253

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Stock-based compensation expense as presented in the table above is recorded within the following cost and expense lines in the Consolidated Statement of Earnings.

	For the fiscal years ended October 31,
	2020	2019	2018
	In millions
Cost of sales	$37	$37	$39
Research and development	81	70	73
Selling, general and administrative	156	161	174
Transformation costs	—	2	3
Acquisition, disposition and other related charges	4	—	10
Separation costs	—	—	10
Stock-based compensation expense	$278	$270	$309
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
The following table summarizes restricted stock unit activity for the year ended October 31, 2020:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of year	39,700	$14
Granted and replacement awards for acquisition	25,221	$13
Vested	(18,469)	$15
Forfeited/canceled	(4,127)	$15
Outstanding at end of year	42,325	$13
The total grant date fair value of restricted stock awards vested for Company employees in fiscal 2020, 2019 and 2018 was $254 million, $182 million and $355 million, respectively. As of October 31, 2020, there was $274 million of unrecognized pre-tax stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over the remaining weighted-average vesting period of 1.4 years.
Performance Restricted Units
The Company issues performance stock units ("PSU") that vest on the satisfaction of service and performance conditions. The fair value of the PSUs is the closing price of the Company's common stock on the grant date of the award. The Company also issues performance-adjusted restricted stock units ("PARSU") that vest only on the satisfaction of service, performance and market conditions. The Company estimates the fair value of PARSUs subject to performance-contingent

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
vesting conditions using the Monte Carlo simulation model. The expenses associated with these performance restricted units were not material for any of the periods presented.
Stock Options
Stock options granted under the Plan are generally non-qualified stock options, but the Plan permits some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the closing price of the Company's common stock on the option grant date. The majority of the stock options issued by the Company contain only service vesting conditions. The Company has also issued performance-contingent stock options that vest only on the satisfaction of both service and market conditions. In fiscal 2020, the Company did not issue stock options other than those that were replacement awards through the acquisition of Silver Peak.
The Company utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. The Company estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model, as these awards contain market conditions.
The following table summarizes stock option activity for the year ended October 31, 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of year	10,162	$11
Replacement awards for acquisition(1)	10,340	$2
Exercised	(1,454)	$8
Forfeited/canceled/expired	(403)	$9
Outstanding at end of year	18,645	$6	5.1	$64
Vested and expected to vest at end of year	17,547	$7	5.0	$58
Exercisable at end of year	8,586	$11	2.8	$6

(1)Fiscal 2020 represents replacement awards of stock options through acquisition of Silver Peak. The Company utilized a lattice model to estimate the fair value of outstanding replacement awards.
As of October 31, 2020, there was $41 million of unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 2.2 years.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of fiscal 2020. The aggregate intrinsic value is the difference between the Company's closing common stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in fiscal 2020, 2019 and 2018 was $9 million, $49 million and $200 million, respectively.
Cash received from option exercises and purchases under the Company's ESPP was $49 million, $112 million and $279 million in fiscal 2020, 2019 and 2018, respectively. The benefit realized for the tax deduction from option exercises in fiscal 2020, 2019 and 2018 was $2 million, $10 million and $61 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings
Provision for Taxes
The domestic and foreign components of Net earnings (loss) from continuing operations before taxes were as follows:

	For the fiscal years ended October 31,
	2020	2019	2018
	In millions
U.S.	$(2,008)	$(1,067)	$(2,805)
Non-U.S.	1,566	2,620	3,073
	$(442)	$1,553	$268
The (Provision) benefit for taxes on Net earnings (loss) from continuing operations were as follows:

	For the fiscal years ended October 31,
	2020	2019	2018
	In millions
U.S. federal taxes:
Current	$55	$763	$2,177
Deferred	149	(1,046)	(150)
Non-U.S. taxes:
Current	(284)	(246)	(419)
Deferred	133	(101)	188
State taxes:
Current	55	58	(52)
Deferred	12	68	—
	$120	$(504)	$1,744
The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate were as follows:

	For the fiscal years ended October 31,
	2020(1)	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	23.3%
State income taxes, net of federal tax benefit	0.9%	(0.1)%	4.3%
Lower rates in other jurisdictions, net	13.6%	(7.3)%	(121.4)%
Valuation allowance	20.8%	5.8%	(59.8)%
U.S. permanent differences	(3.4)%	6.0%	39.3%
U.S. R&D credit	8.4%	(2.3)%	(7.0)%
Uncertain tax positions	7.6%	(14.3)%	(693.4)%
Goodwill impairment	(41.2)%	—%	—%
Impacts of the Tax Act	(0.4)%	24.5%	158.0%
Other, net	(0.2)%	(0.8)%	6.0%
	27.1%	32.5%	(650.7)%

(1)Positive numbers represent tax benefits and negative numbers represent tax expense as the Company recorded income tax benefit on a pretax loss.
The jurisdictions with favorable tax rates that had the most significant impact on the Company's effective tax rate in the periods presented include Puerto Rico and Singapore.
In fiscal 2020, the Company recorded $362 million of net income tax benefits related to items discrete to the year. These amounts primarily included $174 million of income tax benefits related to transformation costs, and acquisition, disposition and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
other related charges, $66 million of income tax benefits related to the change in pre-Separation tax liabilities, primarily those for which the Company shares joint and several liability with HP Inc. and for which the Company is indemnified by HP Inc., $57 million of income tax benefits related to Indian distribution tax rate changes, and $40 million of income tax benefits related to tax rate changes on deferred taxes.
In fiscal 2019, the Company recorded $152 million of net income tax charges related to items discrete to the year. These amounts primarily included $488 million of net income tax charges related to changes in U.S. federal and state valuation allowances primarily as a result of impacts of the Tax Act and $40 million of income tax charges related to future withholding costs on potential intercompany distributions of earnings, the effects of which were partially offset by $274 million of income tax benefits related to the change in pre-Separation tax liabilities for which the Company shared joint and several liability with HP Inc., and $104 million of income tax benefits on transformation costs, and acquisition, disposition and other related charges.
In fiscal 2018, the Company recorded $2.0 billion of net income tax benefits related to items discrete to the year. These amounts primarily included $2.0 billion of income tax benefits related to the settlement of certain pre-Separation tax liabilities for which the Company shared joint and several liability with HP Inc. and for which the Company was partially indemnified by HP Inc. under the Tax Matters Agreement, $208 million of income tax benefits related to Everett pre-divestiture tax matters and valuation allowances, $125 million of income tax benefits on restructuring charges, separation costs, transformation costs and acquisition and other related charges and $65 million of net excess tax benefits related to stock-based compensation, the effects of which were partially offset by $422 million of income tax charges related to impacts of the Tax Act. In addition, in fiscal 2018, the Company recorded $5.0 billion of certain foreign loss carryforwards and U.S. domestic capital losses carryforwards against which a full valuation allowance was recorded; the effective tax rate above reflects this activity on a net basis.
As a result of certain employment actions and capital investments the Company has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates through 2024. The gross income tax benefits attributable to these actions and investments were $521 million ($0.40 diluted net EPS) in fiscal 2020, $837 million ($0.61 diluted net EPS) in fiscal 2019 and $792 million ($0.51 diluted net EPS) in fiscal 2018. Refer to Note 16, "Net Earnings Per Share" for details on shares used to compute diluted net EPS.
Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	As of October 31,
	2020	2019	2018
	In millions
Balance at beginning of year	$2,269	$8,826	$11,262
Increases:
For current year's tax positions	27	43	163
For prior years' tax positions	40	37	66
Decreases:
For prior years' tax positions	(71)	(17)	(82)
Statute of limitations expiration	(17)	(38)	(86)
Settlements with taxing authorities	(53)	(7)	(2)
Settlements related to joint and several positions of former Parent	(36)	(6,575)	(2,495)
Balance at end of year	$2,159	$2,269	$8,826
Up to $731 million, $772 million and $1.1 billion of Hewlett Packard Enterprise's unrecognized tax benefits at October 31, 2020, 2019 and 2018, respectively, would affect the Company's effective tax rate if realized. The Company continues to record $62 million of pre-Separation unrecognized state tax positions, inclusive of interest and penalties, for which it is joint and severally liable and continues to be indemnified under the Termination and Mutual Release Agreement. The $69 million of joint and several income tax benefits recognized in the Company's effective tax rate includes interest, penalties, and offsetting benefits not included in the table above.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Hewlett Packard Enterprise recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in (Provision) benefit for taxes in the Consolidated Statements of Earnings. The Company recognized $10 million, $13 million, and $161 million of interest income in fiscal 2020, 2019, and 2018, respectively. As of October 31, 2020 and 2019, the Company had accrued $119 million and $129 million, respectively, for interest and penalties in the Consolidated Balance Sheets.
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
Hewlett Packard Enterprise engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. Hewlett Packard Enterprise does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions, joint and several tax liabilities and other matters. Accordingly, Hewlett Packard Enterprise believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $79 million within the next 12 months.
Hewlett Packard Enterprise believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company regularly assesses the likely outcomes of these audits in order to determine the appropriateness of the Company's tax provision. The Company adjusts its uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. However, income tax audits are inherently unpredictable and there can be no assurance that the Company will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the (Provision) benefit for taxes and therefore the resolution of one or more of these uncertainties in any particular period could have a material impact on net earnings or cash flows.
Hewlett Packard Enterprise has not provided for U.S. federal and state income and foreign withholding taxes on $9.7 billion of undistributed earnings and basis differences from non-U.S. operations as of October 31, 2020 because the Company intends to reinvest such earnings indefinitely outside of the U.S. Determination of the amount of unrecognized deferred tax liability related to these earnings and basis differences is not practicable. The Company will remit non-indefinitely reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. state income and foreign withholding taxes have been provided where excess cash has accumulated and the Company determines that it is advantageous for business operations, tax or cash management reasons.
Deferred Income Taxes
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31,
	2020	2019
	In millions
Deferred tax assets:
Loss and credit carryforwards	$7,596	$8,110
Inventory valuation	75	59
Intercompany prepayments	295	179
Other intercompany transactions	31	41
Warranty	69	72
Employee and retiree benefits	571	584
Restructuring	118	65
Deferred revenue	565	531
Intangible assets	94	130
Lease liabilities	166	—
Other	206	243
Total deferred tax assets	9,786	10,014
Valuation allowance	(7,724)	(8,225)
Total deferred tax assets net of valuation allowance	2,062	1,789
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(172)	(233)
ROU assets	(165)	—
Fixed assets	(237)	(352)
Total deferred tax liabilities	(574)	(585)
Net deferred tax assets and liabilities	$1,488	$1,204
Deferred tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	As of October 31,
	2020	2019
	In millions
Deferred tax assets	$1,778	$1,515
Deferred tax liabilities	(290)	(311)
Deferred tax assets net of deferred tax liabilities	$1,488	$1,204
As of October 31, 2020, the Company had $636 million, $2.7 billion and $20.4 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in federal, state and foreign net operating loss carryforwards will begin to expire in years 2030, 2021, and 2021, respectively. Hewlett Packard Enterprise has provided a valuation allowance of $138 million and $4.1 billion for deferred tax assets related to state and foreign net operating losses carryforwards, respectively. As of October 31, 2020, the Company also had $6.0 billion, $6.0 billion, and $38 million of federal, state, and foreign capital loss carryforwards, respectively. Amounts included in federal and state capital loss carryforwards will begin to expire in 2023; foreign capital losses can carry forward indefinitely. Hewlett Packard Enterprise has provided a valuation allowance of $1.3 billion, $191 million, and $10 million for deferred tax assets related to federal, state, and foreign capital loss carryforwards, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of October 31, 2020, Hewlett Packard Enterprise had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$1,129	$(1,119)	2026
U.S. research and development and other credits	194	(1)	2021
Tax credits in state and foreign jurisdictions	171	(142)	2021
Balance at end of year	$1,494	$(1,262)
Total valuation allowances decreased by $501 million in fiscal 2020, primarily as a result of the liquidation of certain foreign entities that had deferred tax assets on certain loss carryforwards against which valuation allowances were required.
Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement with HP Inc., which was terminated with the Termination and Mutual Release Agreement in fiscal 2019. Pursuant to that termination, HP Inc. paid the Company $200 million in fiscal 2019 and $50 million in fiscal 2020 and will pay an additional $50 million on or before October 31, 2021. In connection with the Everett and Seattle Transactions, the Company entered into a DXC Tax Matters Agreement with DXC and a Micro Focus Tax Matters Agreement with Micro Focus, respectively. See Note 18, "Guarantees, Indemnifications and Warranties", for a description of the DXC Tax Matters Agreement and Micro Focus Tax Matters Agreement.
Note 7: Balance Sheet Details
Balance sheet details were as follows:
Cash, Cash Equivalents and Restricted Cash

	As of October 31,
	2020	2019
	In millions
Cash and cash equivalents	$4,233	$3,753
Restricted cash	388	323
Total	$4,621	$4,076
Accounts Receivable, Net

	As of October 31,
	2020	2019
	In millions
Unbilled receivable	$205	$206
Accounts receivable	3,227	2,782
Allowance for doubtful accounts	(46)	(31)
Total	$3,386	$2,957
The allowance for doubtful accounts related to accounts receivable and changes therein were as follows:

	As of October 31,
	2020	2019	2018
	In millions
Balance at beginning of year	$31	$39	$42
Provision for doubtful accounts	29	9	20
Deductions, net of recoveries	(14)	(17)	(23)
Balance at end of year	$46	$31	$39

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
The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

	As of October 31,
	2020	2019	2018
	In millions
Balance at beginning of period(1)	$(10)	$166	$121
Trade receivables sold	3,897	4,533	4,844
Cash receipts	(3,768)	(4,710)	(4,794)
Foreign currency and other	3	1	(5)
Balance at end of period(1)	$122	$(10)	$166

(1)Beginning and ending balances represent amounts for trade receivables sold but not yet collected. The ending credit balance as of October 31, 2019 represents credit memos issued but not applied to trade receivables prior to cash remittance.
Inventory

	As of October 31,
	2020	2019
	In millions
Finished goods	$1,197	$1,198
Purchased parts and fabricated assemblies	1,477	1,189
Total	$2,674	$2,387
Property, Plant and Equipment

	As of October 31,
	2020	2019
	In millions
Land	$89	$241
Buildings and leasehold improvements	1,886	2,196
Machinery and equipment, including equipment held for lease	9,624	9,464
	11,599	11,901
Accumulated depreciation	(5,974)	(5,847)
Total	$5,625	$6,054
Depreciation expense was $2.2 billion, $2.3 billion and $2.3 billion in fiscal 2020, 2019 and 2018, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Long-Term Financing Receivables and Other Assets

	As of October 31,
	2020	2019
	In millions
Financing receivables, net	$5,110	$4,949
ROU assets	930	—
Deferred tax assets	1,778	1,515
Prepaid pension	1,046	864
Other	1,680	1,590
Total	$10,544	$8,918
Other Accrued Liabilities

	As of October 31,
	2020	2019
	In millions
Value-added and property taxes	$842	$806
Warranty	192	199
Sales and marketing programs	1,022	1,065
Operating lease liabilities	188	—
Other	2,021	1,932
Total	$4,265	$4,002
Other Non-Current Liabilities

	As of October 31,
	2020	2019
	In millions
Pension, post-retirement, and post-employment	$1,856	$1,772
Deferred revenue	2,785	2,751
Taxes on earnings	447	538
Operating lease liabilities	898	—
Other	1,009	1,039
Total	$6,995	$6,100
Contract Liabilities and Remaining Performance Obligations
Contract liabilities consist of deferred revenue. The aggregate balance of current and non-current deferred revenue was $6.2 billion and $6.0 billion as of October 31, 2020 and October 31, 2019, respectively. During the fiscal 2020, approximately $3.2 billion of the deferred revenue as of October 31, 2019 was recognized as revenue.
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
Remaining performance obligations consist of deferred revenue. As of October 31, 2020, the aggregate amount of remaining performance obligations was $6.2 billion. The Company expect to recognize approximately 55% of amount as revenue next twelve months with the remainder to be recognized thereafter.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 8: Accounting for Leases as a Lessee
Components of lease cost included in the Consolidated Statement of Earnings were as follows:

Fiscal year ended October 31, 2020

Operating lease cost	$236
Finance lease cost	8
Sublease rental income	(61)
Total lease cost	$183
During the fiscal year ended October 31, 2020, the Company recorded $41 million of net gain from sale and leaseback transactions.
The ROU assets and lease liabilities for operating and finance leases included on the Hewlett Packard Enterprise Consolidated Balance Sheet were as follows:

	Balance Sheet Classification	As of October 31, 2020
		In millions
Operating Leases
ROU Assets	Long-term financing receivables and other assets	$930
Lease Liabilities:
Operating lease liabilities – current	Other accrued liabilities	$188
Operating lease liabilities – non-current	Other non-current liabilities	898
Total operating lease liabilities		$1,086

Finance Leases
Finance lease ROU Assets:	Property, plant and equipment
Gross finance lease ROU assets		$52
Less: Accumulated depreciation		(11)
Net finance lease ROU assets		$41
Lease Liabilities:
Finance lease liabilities – current	Notes payable and short-term borrowings	$5
Finance lease liabilities – non-current	Long-term debt	53
Total finance lease liabilities		$58

Total ROU assets		$971
Total lease liabilities		$1,144
The weighted-average remaining lease term and the weighted-average discount rate for the operating and finance leases were as follows:

	As of October 31, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	6.8	9.5
Weighted-average discount rate	2.6%	3.5%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Supplemental cash flow information related to leases was as follows:

	Cash Flow Statement Activity	Fiscal year ended October 31, 2020
		In millions
Cash outflows from operating leases	Net cash used in operating activities	$239
ROU assets obtained in exchange for new operating lease liabilities	Non-cash activities	$298
The following tables shows the future payments on the Company's operating and finance leases:

	As of October 31, 2020
	Operating Leases	Finance Leases
Fiscal year	In millions
2021	$207	$6
2022	188	6
2023	172	7
2024	147	7
2025	128	7
Thereafter	342	35
Total future lease payments	$1,184	$68
Less: imputed interest	(98)	(10)
Total lease liabilities	$1,086	$58

As of October 31, 2020, the Company entered into $225 million of operating leases that have not yet commenced and are not yet recorded on the Consolidated Balance Sheet. These operating leases are scheduled to commence between fiscal 2021 and 2022 and contain lease terms of 1 to 15 years.
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
Note 9: Accounting for Leases as a Lessor
Financing Receivables
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

	As of October 31,
	2020	2019
	In millions
Minimum lease payments receivable	$9,448	$9,070
Unguaranteed residual value	364	336
Unearned income	(754)	(754)
Financing receivables, gross	9,058	8,652
Allowance for doubtful accounts	(154)	(131)
Financing receivables, net	8,904	8,521
Less: current portion(1)	(3,794)	(3,572)
Amounts due after one year, net(1)	$5,110	$4,949

(1)The Company includes the current portion in Financing receivables, net of allowance for doubtful accounts, and amounts due after one year, net, in Long-term financing receivables and other assets in the accompanying Consolidated Balance Sheets.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of October 31, 2020, scheduled maturities of the Company's minimum lease payments receivable were as follows:

As of
October 31, 2020
Fiscal year	In millions
2021	$4,182
2022	2,662
2023	1,572
2024	720
2025	252
Thereafter	60
Total undiscounted cash flows	$9,448
Present value of lease payments (recognized as finance receivables)	$8,694
Difference between undiscounted cash flows and discounted cash flows	$754
Prior to the adoption of the new lease standard, scheduled maturities of the Company's minimum lease payments receivable were as follows:

As of
October 31, 2019
Fiscal year	In millions
2020	$3,939
2021	2,449
2022	1,555
2023	752
2024	306
Thereafter	69
Total	$9,070
Sale of Financing Receivables
During the fiscal years ended October 31, 2020 and 2019, the Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions, which are accounted for as sales in accordance with Accounting Standards Codification ("ASC") 860 - Transfers and Servicing. The Company derecognizes the carrying value of the receivable transferred and recognizes a net gain or loss on the sale. During the fiscal years ended October 31, 2020 and 2019, the Company sold $103 million and $185 million, respectively, of financing receivables. The gains recognized on the sales of financing receivables were not material for the periods presented.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The credit risk profile of gross financing receivables, based on internal risk ratings, was as follows:

	As of October 31,
	2020	2019
	In millions
Risk Rating:
Low	$4,590	$4,432
Moderate	4,091	3,933
High	377	287
Total	$9,058	$8,652
Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB– or higher, while accounts rated moderate risk generally have the equivalent of BB+ or lower. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of impairment.
Allowance for Doubtful Accounts
The allowance for doubtful accounts related to financing receivables and changes therein were as follows:

	As of October 31,
	2020	2019	2018
	In millions
Balance at beginning of year	$131	$120	$86
Provision for doubtful accounts	43	33	49
Write-offs	(20)	(22)	(15)
Balance at end of year	$154	$131	$120
The gross financing receivables and related allowance evaluated for loss were as follows:

	As of October 31,
	2020	2019
	In millions
Gross financing receivables collectively evaluated for loss	$8,620	$8,255
Gross financing receivables individually evaluated for loss(1)	438	397
Total	$9,058	$8,652
Allowance for financing receivables collectively evaluated for loss	$89	$84
Allowance for financing receivables individually evaluated for loss	65	47
Total	$154	$131

(1)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of October 31,
	2020	2019
	In millions
Billed:(1)
Current 1-30 days	$340	$301
Past due 31-60 days	43	62
Past due 61-90 days	22	15
Past due >90 days	140	88
Unbilled sales-type and direct-financing lease receivables	8,513	8,186
Total gross financing receivables	$9,058	$8,652
Gross financing receivables on non-accrual status(2)	$364	$276
Gross financing receivables 90 days past due and still accruing interest(2)	$74	$121

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment in the Consolidated Balance Sheets were as follows:

	As of October 31,
	2020	2019
	In millions
Equipment leased to customers	$7,184	$7,185
Accumulated depreciation	(3,157)	(3,101)
Total	$4,027	$4,084
As of October 31, 2020, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

As of
October 31, 2020
Fiscal year	In millions
2021	$1,798
2022	1,049
2023	440
2024	78
2025	7
Thereafter	2
Total	$3,374
If a lease is classified as an operating lease, the Company records lease revenue on a straight line basis over the lease term. At commencement of an operating lease, initial direct costs are deferred and are expensed over the lease term on the same basis as the lease revenue is recorded.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents amounts included in the Consolidated Statement of Earnings related to lessor activity:

	As of October 31,
	2020	2019	2018
	In millions
Sales-type leases and direct financing leases:
Interest income	$469	$458	$447
Lease income - operating leases	2,431	2,596	2,690
Total lease income	$2,900	$3,054	$3,137
Variable Interest Entities
In June 2020, February 2020 and September 2019, the Company issued asset-backed debt securities under a fixed-term securitization program to private investors. The asset-backed debt securities are collateralized by the U.S. fixed-term financing receivables and leased equipment in the offering, which is held by a Special Purpose Entity ("SPE"). The SPE meets the definition of a VIE and is consolidated, along with the associated debt, into the Consolidated Financial Statements as the Company is the primary beneficiary of the VIE. The SPE is a bankruptcy-remote legal entity with separate assets and liabilities. The purpose of the SPE is to facilitate the funding of customer receivables and leased equipment in the capital markets.
The Company's risk of loss related to securitized receivables and leased equipment is limited to the amount by which the Company's right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities.
The following table presents the assets and liabilities held by the consolidated VIE as of October 31, 2020, which are included in the Consolidated Balance Sheets. The assets in the table below includes those that can be used to settle the obligations of the VIE. Additionally, general Creditors do not have recourse to the assets of the VIE.

	As of October 31,
	2020	2019
Assets held by VIE	In millions
Other current assets	$120	$76
Financing receivables
Short-term	$531	$194
Long-term	$584	$229
Property, plant and equipment	$665	$303
Liabilities held by VIE
Notes payable and short-term borrowings, net of unamortized debt issuance costs	$886	$385
Long-term debt, net of unamortized debt issuance costs	$834	$370

Financing receivables transferred via securitization through the SPE was $1.2 billion and $465 million for the fiscal year ended October 31, 2020 and October 31, 2019, respectively. Leased equipment transferred via securitization through the SPE was $675 million and $327 million for the fiscal year ended October 31, 2020 and October 31, 2019, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Acquisitions
Acquisitions in Fiscal 2020
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
During fiscal 2020, the Company completed two acquisitions. The following table presents the aggregate purchase price allocation for the Company's acquisitions for the fiscal year ended October 31, 2020:

In millions

Goodwill	$572
Amortizable intangible assets	354
Net tangible liabilities assumed	(40)
Total fair value consideration	$886
On September 21, 2020, the Company completed the acquisition of Silver Peak, a Software-Defined Wide Area Network leader. Silver Peak's results of operations are included within the Intelligent Edge segment. The acquisition date fair value consideration of $879 million consisted of cash paid for outstanding common stock, amount attributable to pre-acquisition service of the replacement awards, and vested in-the-money stock awards. In connection with this acquisition, the Company recorded approximately $572 million of goodwill, and $348 million of intangible assets. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.
Acquisitions in Fiscal 2019
During fiscal 2019, the Company completed three acquisitions. The following table presents the aggregate purchase price allocation for the Company's acquisitions for the fiscal year ended October 31, 2019:

In millions

Goodwill	$771
Amortizable intangible assets	465
In-process research and development	141
Net tangible assets assumed	235
Total fair value consideration	$1,612
On September 25, 2019, the Company completed the acquisition of Cray, a global supercomputer leader. Cray's results of operations are included within the HPC & MCS segment. The acquisition date fair value consideration of $1.5 billion consisted of cash paid for outstanding common stock, vested in-the-money stock awards and amount attributable to pre-acquisition service of the replacement awards. In connection with this acquisition, the Company recorded approximately $702 million of goodwill, $425 million of intangible assets and $141 million of in-process research and development. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of four years.
Acquisitions in Fiscal 2018
During fiscal 2018, the Company completed three acquisitions, none of which were material, both individually and in the aggregate, to the Company's Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Goodwill and Intangible Assets
Goodwill
Goodwill and related changes in the carrying amount by reportable segment were as follows:

	Compute	HPC & MCS	Storage	Intelligent Edge	Financial Services	Total
	In millions
Balance at October 31, 2018 (1)	$7,530	$3,779	$4,090	$1,994	144	$17,537
Goodwill acquired during the period	—	699	68	—	—	767
Goodwill adjustments	2	—	—	—	—	2
Balance at October 31, 2019 (1)	7,532	4,478	4,158	1,994	144	18,306
Goodwill acquired during the period	—	—	—	572	—	572
Impairment of goodwill	—	(865)	—	—	—	(865)
Goodwill adjustments	—	3	1	—	—	4
Balance at October 31, 2020 (1)	$7,532	$3,616	$4,159	$2,566	$144	$18,017

(1)Goodwill is net of accumulated impairment losses of $953 million. Of this amount, $865 million related to HPC & MCS which was recorded during the second quarter of 2020 and $88 million relates to the Corporate Investments segment which was recorded during the fourth quarter of fiscal 2018. There is no remaining goodwill in the Corporate Investments segment.
Goodwill Impairments
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2020, our reporting units with goodwill are consistent with the reportable segments identified in Note 2 "Segment Information" to the Consolidated Financial Statements.
On March 31, 2020, due to the macroeconomic impacts of COVID-19 on the Company's current and projected future results of operations, the Company determined that an indicator of potential impairment existed to require an interim quantitative goodwill impairment test for the reporting units.
Based on the results of this interim quantitative impairment test, the fair value of the HPC & MCS reporting unit was below the carrying value of net assets assigned to HPC & MCS. The decline in the fair value of the HPC & MCS reporting unit resulted from macroeconomic impacts of COVID-19 which lowered the projected revenue growth rates and profitability levels of the reporting unit. The fair value of the HPC & MCS reporting unit was based on a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows which the Company considers to be a level 3 unobservable input in the fair value hierarchy. The Company prepares cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic industry and market conditions. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, the Company estimates fair value based on market multiple earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. The Company weights the fair value derived from the market approach commensurate with the level of comparability of these publicly traded companies to the reporting unit.
Prior to the quantitative goodwill impairment test, the Company tested the recoverability of long-lived assets and other assets of the HPC & MCS reporting unit and concluded that such assets were not impaired. The quantitative goodwill impairment test indicated that the carrying value of the HPC & MCS reporting unit exceeded its fair value by $865 million. As a result, the Company recorded a partial goodwill impairment charge of $865 million in the second quarter of fiscal 2020.
Based on the results of the Company's annual impairment test in fiscal 2020, performed at the beginning of the fourth quarter, the Company determined that no further impairment of goodwill existed. While all reporting units were negatively impacted by COVID-19, their fair values continued to exceed the carrying value of their net assets and did not result in impairment. The excess of fair value over carrying amount for our reporting units ranged from approximately 7% to 31% of the respective carrying amounts. In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
of this hypothetical 10% decrease all of the reporting units had an excess of fair value over carrying amount, with the exception of HPC & MCS reporting unit.
As of the annual test date, subsequent to the impairment recognized in March, the HPC & MCS reporting unit has goodwill of $3.6 billion and an excess of fair value over carrying value of net assets of 7%. The fair value of the HPC & MCS reporting unit was based on the above described methodology used for the interim test, which was a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. The HPC & MCS business is facing challenges as a result of the macroeconomic impacts of COVID-19 on the current and projected future results. If the Company is not successful in addressing these challenges, the projected revenue growth rates or operating margins could decline resulting in a decrease in the fair value of the HPC & MCS reporting unit. The fair value of the HPC & MCS reporting unit could also be negatively impacted by changes in its weighted average cost of capital, changes in management's business strategy or significant and sustained declines in the stock price, which could result in an indicator of impairment.
In addition, each of our reporting units has experienced a reduction of the excess of fair value over carrying value for the reporting unit, primarily as a result of COVID-19 impacts on our current and projected future results. Should economic conditions deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows for each of the Company's reporting units may be insufficient to support the carrying value and the goodwill assigned to them, requiring impairment charges, including additional impairment charges for the HPC & MCS reporting unit. Further impairment charges, if any, may be material to the results of operations and financial position.
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
Intangible Assets
Intangible assets comprise:

	As of October 31, 2020			As of October 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$429	$(163)	$266	$312	$(96)	$216
Developed and core technology and patents	1,267	(627)	640	1,371	(719)	652
Trade name and trade marks	141	(50)	91	163	(44)	119
In-process research and development	106	—	106	141	—	141
Total intangible assets	$1,943	$(840)	$1,103	$1,987	$(859)	$1,128

For fiscal 2020, the decrease in gross intangible assets was due primarily to $363 million of intangible assets which became fully amortized and were eliminated from gross intangible assets and accumulated amortization and the write-off of $35 million of abandoned in-process research and development, partially offset by $354 million of purchases related to acquisitions.
For fiscal 2019, the increase in gross intangible assets was due primarily to $606 million of purchases related to acquisitions, partially offset by $117 million of intangible assets which became fully amortized and were eliminated from gross intangible assets and accumulated amortization.
For fiscal 2020, no in-process research and development assets were completed. For fiscal 2019, the Company reclassified in-process research and development assets acquired of $18 million to developed and core technology and patents as the projects were completed, and began amortization.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of October 31, 2020, the weighted-average remaining useful lives of the Company's finite-lived intangible assets were as follows:

Finite-Lived Intangible Assets	Weighted-Average Remaining Useful Lives
In years
Customer contracts, customer lists and distribution agreements	3
Developed and core technology and patents	5
Trade name and trade marks	4
As of October 31, 2020, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year	In millions
2021	$313
2022	235
2023	200
2024	148
2025	41
Thereafter	60
Total	$997
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2020				As of October 31, 2019
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$939	$—	$939	$—	$803	$—	$803
Money market funds	1,167	—	—	1,167	859	—	—	859
Foreign bonds	—	125	—	125	7	126	—	133
Other debt securities	—	—	21	21	—	—	32	32
Derivative Instruments:
Interest rate contracts	—	220	—	220	—	73	—	73
Foreign exchange contracts	—	290	—	290	—	392	—	392
Other derivatives	—	—	—	—	—	3	—	3
Total assets	$1,167	$1,574	$21	$2,762	$866	$1,397	$32	$2,295
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$2	$—	$2	$—	$11	$—	$11
Foreign exchange contracts	—	189	—	189	—	136	—	136
Other derivatives	—	3	—	3	—	—	—	—
Total liabilities	$—	$194	$—	$194	$—	$147	$—	$147
For the fiscal years ended October 31, 2020 and 2019, there were no transfers between levels within the fair value hierarchy.
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
Other Fair Value Disclosures
Short- and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. At October 31, 2020, the estimated fair value of the Company's short-term and long-term debt was $17.1 billion and the carrying value was $15.9 billion. As of October 31, 2019, the estimated fair value of the Company's short-term and long-term

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
debt was $14.6 billion and the carrying value was $13.8 billion. If measured at fair value in the Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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
Non-Financial Assets and Equity Investments without readily determinable fair value: The Company's non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at cost. Fair value adjustments are made to cost basis in the period an impairment charge is recognized.
In the second quarter of fiscal 2020, the Company recorded a goodwill impairment charge of $865 million associated with the HPC & MCS reporting unit. The fair value of the Company's reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. For more information on the goodwill impairment, see Note 11 "Goodwill and Intangible Assets".
Equity investments without readily determinable fair value are recorded at cost and measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. For the years ended October 31, 2020, 2019 and 2018, there were no material impairment charges relating to equity investments. For year ended October 31, 2020, the Company recognized a gain of $19 million in Interest and other, net in the Consolidated Statements of Earnings, based on observable price changes for certain equity investments without readily determinable fair value. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
Note 13: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of October 31, 2020			As of October 31, 2019
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value
	In millions
Cash Equivalents:
Time deposits	$939	$—	$939	$803	$—	$803
Money market funds	1,167	—	1,167	859	—	859
Total cash equivalents	2,106	—	2,106	1,662	—	1,662
Available-for-Sale Investments:
Foreign bonds	108	17	125	110	23	133
Other debt securities	20	1	21	32	—	32
Total available-for-sale investments	128	18	146	142	23	165
Total cash equivalents and available-for-sale investments	$2,234	$18	$2,252	$1,804	$23	$1,827
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2020 and 2019, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $44 million in fiscal 2020, $64 million in fiscal 2019 and $104 million in fiscal 2018. Time deposits were primarily issued by institutions outside the U.S. as of October 31, 2020 and October 31, 2019. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2020
	Amortized Cost	Fair Value
	In millions
Due in one year	$1	$1
Due in more than five years	127	145
	$128	$146
Equity securities investments in privately held companies are included in Long-term financing receivables and other assets in the Consolidated Balance Sheets. The carrying amount of those without readily determinable fair values amounted to $295 million and $190 million at October 31, 2020 and 2019, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Consolidated Balance Sheets. These amounted to $2.2 billion and $2.3 billion at October 31, 2020 and 2019, respectively. For additional information, see Note 20, "Equity Method Investments".
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
To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allows the Company to hold collateral from, or require the Company to post collateral to counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of the Company's derivatives with credit contingent features in a net liability position was $45 million and $18 million at October 31, 2020 and 2019, respectively, all of which were fully collateralized within two business days.
Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of October 31, 2020 and 2019.

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
For derivative instruments that are designated and qualify as cash flow hedges, and as long as they remain highly effective, the Company records the changes in fair value of the derivative instrument in Accumulated other comprehensive loss as a separate component of equity in the Consolidated Balance Sheets and subsequently reclassifies these amounts into earnings in the same financial statement line item when the hedged transaction is recognized.
Net Investment Hedges
The Company uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. The Company records the changes in the fair value of the hedged items in cumulative translation adjustment as a separate component of Equity in the Consolidated Balance Sheets.
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency-denominated balance sheet exposures. The Company also uses total return swaps, based on equity or fixed income indices, to hedge its executive deferred compensation plan liability.
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

	As of October 31, 2020					As of October 31, 2019
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$3,850	$—	$220	$—	$—	$6,850	$—	$72	$11	$—
Cash flow hedges:
Foreign currency contracts	7,652	75	85	95	38	8,578	164	141	45	27
Interest rate contracts	500	—	—	2	—	500	—	1	—	—
Net investment hedges:
Foreign currency contracts	1,804	34	44	11	9	1,766	31	36	18	10
Total derivatives designated as hedging instruments	13,806	109	349	108	47	17,694	195	250	74	37
Derivatives not designated as hedging instruments
Foreign currency contracts	6,157	43	9	35	1	6,398	17	3	33	3
Other derivatives	105	—	—	3	—	97	3	—	—	—
Total derivatives not designated as hedging instruments	6,262	43	9	38	1	6,495	20	3	33	3
Total derivatives	$20,068	$152	$358	$146	$48	$24,189	$215	$253	$107	$40
Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of October 31, 2020 and 2019, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

	As of October 31, 2020
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$510	$—	$510	$137	$321	(1)	$52
Derivative liabilities	$194	$—	$194	$137	$55	(2)	$2

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
(2)Represents the collateral posted by the Company in cash or through re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of October 31, 2020, $55 million of collateral posted was entirely by way of re-use of counterparty collateral. As of October 31, 2019, $19 million of collateral posted was entirely by way of re-use of counterparty collateral.
The amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying amount of the hedged assets/ (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/ (liabilities)
	As of		As of
Balance Sheet Line Item of Hedged Item	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
	In millions		In millions
Notes payable and short-term borrowings	$—	$(2,987)	$—	$11
Long-term debt	$(4,059)	$(3,908)	$(220)	$(72)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	2020	2019	2018
	In millions
Derivatives in Cash Flow Hedging relationship
Foreign exchange contracts	$(34)	$307	$169
Interest rate contracts	(6)	1	—
Derivatives in Net Investment Hedging relationship
Foreign exchange contracts	56	2	81
Total	$16	$310	$250

As of October 31, 2020, the Company expects to reclassify an estimated net accumulated other comprehensive loss of approximately $30 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Effect of Derivative Instruments on the Consolidated Statements of Earnings
The pre-tax effect of derivative instruments on the Consolidated Statements of Earnings were as follows:

	Gains (Losses) Recognized in Income
	2020		2019		2018
	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net
	In millions
Total amounts of income and expense line items presented in the Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded	$26,982	$(215)	$29,135	$(177)	$30,852	$(274)
Gains (losses) on derivatives in fair value hedging relationships
Interest rate contracts
Hedged items	$—	$(159)	$—	$(414)	$—	$211
Derivatives designated as hedging instruments	—	159	—	414	—	(211)
Gains (losses) on derivatives in cash flow hedging relationships
Foreign exchange contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	38	(14)	233	138	(24)	16
Interest rate contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	—	(3)	—	—	—	—
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	44	—	(134)	—	301
Other derivatives	—	(5)	—	8	—	(6)
Total gains (losses)	$38	$22	$233	$12	$(24)	$311
Note 14: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of October 31,
	2020		2019
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt(1)	$2,768	2.0%	$3,441	4.1%
FS Commercial paper	677	—%	698	(0.1)%
Notes payable to banks, lines of credit and other(2)	310	1.3%	286	2.7%
Total notes payable and short-term borrowings	$3,755		$4,425

(1)As of October 31, 2020, Current portion of long-term debt, net of discount and issuance costs, includes $886 million associated with the Company issued asset-backed debt securities.
(2)Notes payable to banks, lines of credit and other includes $219 million and $204 million at October 31, 2020 and 2019, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Long-Term Debt

	As of October 31,
	2020	2019
	In millions
Hewlett Packard Enterprise Unsecured Senior Notes
$1,000 issued at discount to par at a price of 99.883% in July 2020 at 1.45% due April 1, 2024, interest payable semi-annually on April 1 and October 1 of each year	$999	$—
$750 issued at discount to par at a price of 99.820% in July 2020 at 1.75% due April 1, 2026, interest payable semi-annually on April 1 and October 1 of each year	749	—
$1,250 issued at discount to par at a price of 99.956% in April 2020 at 4.45% due October 2, 2023, interest payable semi-annually on April 2 and October 2 of each year	1,250	—
$1,000 issued at discount to par at a price of 99.817% in April 2020 at 4.65% due October 1, 2024, interest payable semi-annually on April 1 and October 1 of each year	998	—
$3,000 issued at discount to par at a price of 99.972% in October 2015 at 3.6% paid August 17, 2020, interest payable semi-annually on April 15 and October 15 of each year.	—	3,000
$500 issued at par in September 2019 at three-month USD LIBOR plus 0.68% due March 12, 2021, interest payable quarterly on March 12, June 12, September 12 and December 12 of each year	500	500
$500 issued at discount to par at a price of 99.861% in September 2018 at 3.5%, due October 5, 2021, interest payable semi-annually on April 5 and October 5 of each year	500	500
$800 issued at par in September 2018 at three-month USD LIBOR plus 0.72% due October 5, 2021, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	800	800
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 15, 2022, interest payable semi-annually on April 15 and October 15 of each year	1,349	1,349
$1,000 issued at discount to par at a price of 99.979% in September 2019 at 2.25%, due April 1, 2023, interest payable semi-annually on April 1 and October 1 of each year	1,000	1,000
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,497	2,495
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	750
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
Hewlett Packard Enterprise Asset-Backed Debt Securities
$1,000 issued in June 2020, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.19%, payable monthly from August 2020	822	—
$755 issued in February 2020 of in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.87%, payable monthly from April 2020	519	—
$763 issued in September 2019, in six tranches at a discount to par, at a weighted average price of 99.99% and a weighted average interest rate of 2.31%, payable monthly from November 2019	385	763
Other, including capital lease obligations, at 0.00%-9.00%, due in calendar years 2020-2030(1)	171	166
Fair value adjustment related to hedged debt	220	61
Unamortized debt issuance costs	(54)	(47)
Less: current portion	(2,768)	(3,441)
Total long-term debt	$12,186	$9,395

(1)Other, including capital lease obligations includes $98 million and $80 million as of October 31, 2020 and 2019, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.
Interest expense on borrowings recognized in the Consolidated Statements of Earnings was as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

		Fiscal years ended October 31,
Expense	Location	2020	2019	2018
		In millions
Financing interest	Financing interest	$271	$297	$278
Interest expense	Interest and other, net	332	311	353
Total interest expense		$603	$608	$631
Hewlett Packard Enterprise Unsecured Senior Notes
On August 17, 2020, the Company redeemed $3.0 billion of 3.60% Senior Notes with an original maturity date of October 15, 2020. These notes were fully hedged with interest rate swaps. As part of the transaction, the Company terminated and settled the related hedges and incurred make-whole premium provision charges of $7 million.
On July 17, 2020, the Company completed its offering of $1.0 billion of 1.45% Senior Notes due April 1, 2024 and $750 million of 1.75% Senior Notes due April 1, 2026. The net proceeds from this offerings, together with the cash on hand, were used to fund the redemption of the $3.0 billion outstanding principal amount of the 3.60% Notes due October 15, 2020.
On April 9, 2020, the Company completed its offering of $1.3 billion of 4.45% Senior Notes due October 2, 2023 and $1.0 billion of 4.65% Senior Notes due October 1, 2024. The net proceeds of the offering were used for general corporate purposes, including repayment of existing debt.
On September 13, 2019, the Company completed its offering of $1.0 billion of 2.25% Senior Notes due April 1, 2023 and $500 million floating rate Note at three month USD LIBOR plus 0.68% due March 12, 2021. The net proceeds from this offering were used to fund the repayment of the $1.1 billion outstanding principal amount of the 2.10% Senior Notes due in October 2019 and to fund the Company's acquisition of Cray Inc.
Asset-Backed Debt Securities
On June 30, 2020, the Company completed it offering of $1.0 billion of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.19%, payable monthly from August 2020 with a stated final maturity date of July 2030.
On February 20, 2020, the Company completed its offering of $755 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.87%, payable monthly from April 2020 with a stated final maturity date of February 2030.
On September 20, 2019, the Company completed its offering of $763 million asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 2.31%, payable monthly from November 2019 with a stated final maturity date of September 2029.
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
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, "the Parent Programs," and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion which was increased from $4.0 billion in March 2020. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion, which was increased from $500 million, by way of an amendment in April 2019. As of October 31, 2020 and 2019, no borrowings were outstanding under the Parent Programs, and $677 million and $698 million, respectively, were outstanding under the subsidiary's program.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Revolving Credit Facility
We maintain a $4.75 billion five year senior unsecured committed credit facility that was entered into in August 2019. Loans under the revolving credit facility may be used for general corporate purposes, including support of the commercial paper program. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to satisfaction of certain conditions, by up to two one-year periods. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. As of October 31, 2020 and 2019, no borrowings were outstanding under the Credit Agreement.
Future Maturities of Long-term Debt
As of October 31, 2020, aggregate future maturities of the Company's long-term debt at face value (excluding a fair value adjustment related to hedged debt of $220 million and a net discount on debt issuance of $9 million), including capital lease obligations were as follows:

Fiscal year	In millions
2021	$2,776
2022	1,962
2023	2,509
2024	2,010
2025	2,507
Thereafter	3,033
Total	$14,797
Note 15: Stockholders' Equity
Taxes related to Other Comprehensive Loss

	Fiscal years ended October 31,
	2020	2019	2018
	In millions
Taxes on change in net unrealized gains (losses) on cash flow hedges:
Tax (provision) benefit on net unrealized gains (losses) arising during the period	(10)	(33)	(22)
Tax provision (benefit) on net (gains) losses reclassified into earnings	21	43	(1)
	11	10	(23)
Taxes on change in unrealized components of defined benefit plans:
Tax (provision) benefit on net unrealized gains (losses) arising during the period	10	40	2
Tax provision on amortization of net actuarial loss and prior service benefit	(17)	(13)	(14)
Tax provision on curtailments, settlements and other	(1)	(1)	(10)
	(8)	26	(22)
Taxes on change in cumulative translation adjustment:
Tax (provision) benefit on cumulative translation adjustment arising during the period	5	—	3
	5	—	3
Tax (provision) benefit on other comprehensive loss	$8	$36	$(42)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Changes and reclassifications related to Other Comprehensive Loss, net of taxes

	Fiscal years ended October 31,
	2020	2019	2018
	In millions
Other comprehensive loss, net of taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	$(1)	$9	$(3)
(Gains) losses reclassified into earnings	(4)	(3)	(9)
	(5)	6	(12)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	(50)	275	147
Net (gains) losses reclassified into earnings	—	(328)	7
	(50)	(53)	154
Change in unrealized components of defined benefit plans:
Net unrealized gains (losses) arising during the period	(348)	(661)	(421)
Amortization of net actuarial loss and prior service benefit	232	203	177
Curtailments, settlements and other	9	14	12
	(107)	(444)	(232)
Change in cumulative translation adjustment:
Cumulative translation adjustment arising during the period	(7)	(18)	(67)
Release of cumulative translation adjustment as a result of divestitures and country exits	—	—	20
	(7)	(18)	(47)
Other comprehensive loss, net of taxes	$(169)	$(509)	$(137)
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2020 and changes during fiscal 2020 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$23	$53	$(3,366)	$(437)	$(3,727)
Effect of change in accounting principle (1)	—	(10)	—	(33)	(43)
Other comprehensive income (loss) before reclassifications	(1)	(50)	(348)	(7)	(406)
Reclassifications of (gains) losses into earnings	(4)	—	241	—	237
Balance at end of period	$18	$(7)	$(3,473)	$(477)	$(3,939)

(1)Reflects the adoption of the FASB guidance on stranded tax effects. For more information, see Note 1 "Overview and Summary of Significant Accounting Policies".
Dividends
The stockholders of HPE common stock are entitled to receive dividends when and as declared by HPE's Board of Directors. On February 23, 2019, the Company announced an increase to the regular quarterly dividend from $0.1125 per share

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
to $0.12 per share, which was effective in the fourth quarter of fiscal 2019. Dividends declared were $0.36 per common share in fiscal 2020 and $0.4575 per common share in fiscal 2019.
On December 1, 2020, the Company declared a regular cash dividend of $0.12 per share on the Company's common stock, payable on January 6, 2021, to the stockholders of record as of the close of business on December 9, 2020.
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
For fiscal 2020, the Company repurchased and settled a total of 25.3 million shares under its share repurchase program through open market repurchases, which included 0.5 million shares that were unsettled open market purchase as of October 31, 2019. As of October 31, 2020, the Company had no unsettled open market repurchases of shares. Shares repurchased during the fiscal 2020 were recorded as a $346 million reduction to stockholders' equity. As of October 31, 2020, the Company had a remaining authorization of $2.1 billion for future share repurchases.
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
Note 16: Net Earnings (Loss) Per Share
The Company calculates basic net earnings (loss) per share ("EPS") using net earnings or loss and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of restricted stock units, stock options, and performance-based awards.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Fiscal years ended October 31,
	2020	2019	2018
	In millions, except per share amounts
Numerator:
Net earnings (loss) from continuing operations	$(322)	$1,049	$2,012
Net loss from discontinued operations	—	—	(104)
Net earnings (loss)	$(322)	$1,049	$1,908
Denominator:
Weighted-average shares used to compute basic net EPS	1,294	1,353	1,529
Dilutive effect of employee stock plans	—	13	24
Weighted-average shares used to compute diluted net EPS	1,294	1,366	1,553
Basic net earnings (loss) per share:
Continuing operations	$(0.25)	$0.78	$1.32
Discontinued operations	—	—	(0.07)
Basic net earnings (loss) per share	$(0.25)	$0.78	$1.25
Diluted net earnings (loss) per share:
Continuing operations	$(0.25)	$0.77	$1.30
Discontinued operations	—	—	(0.07)
Diluted net earnings (loss) per share	$(0.25)	$0.77	$1.23
Anti-dilutive weighted-average stock awards(1)	49	4	2

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings (loss) per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 17: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of October 31, 2020, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Litigation, Proceedings and Investigations
Ross and Rogus v. Hewlett Packard Enterprise Company. On November 8, 2018, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara alleging that HPE pays its California-based female employees "systemically lower compensation" than HPE pays male employees performing substantially similar work. The complaint

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
alleges various California state law claims, including California's Equal Pay Act, Fair Employment and Housing Act, and Unfair Competition Law, and seeks certification of a California-only class of female employees employed in certain "Covered Positions." The complaint seeks damages, statutory and civil penalties, attorneys' fees and costs. On April 2, 2019, HPE filed a demurrer to all causes of action and an alternative motion to strike portions of the complaint. On July 2, 2019, the court denied HPE’s demurrer as to the claims of the putative class and granted HPE's demurrer as to the claims of the individual plaintiffs.
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
ECT Proceedings.  In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified a former subsidiary of HP Inc. in Brazil ("HP Brazil") that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ECT's decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case. The court of first instance has not issued a decision on the merits of the case, but it has denied HP Brazil's request for injunctive relief. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. HP Brazil expects the decision to be issued in 2021 and any subsequent appeal on the merits to last several years.
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers.  Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals aged 40 and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On September 20, 2017, the court granted the defendants' motion to compel arbitration and administratively closed the case pending resolution of the arbitration proceedings. On November 30, 2017, three named plaintiffs filed a single arbitration demand. Thirteen additional plaintiffs later joined the arbitration. On December 22, 2017, defendants filed a motion to (1) stay the case pending arbitrations and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand. On February 6, 2018, the court granted the motion to stay and denied the motion to enjoin. The claims of these sixteen arbitration named plaintiffs have been resolved. Additional opt-in plaintiffs were added to the litigation and these claims also were resolved as part of the arbitration process. The stay of the Forsyth class action has been lifted and a Third Amended Complaint was filed on January 7, 2020. Defendants filed a motion to dismiss the Third Amended Complaint on February 6, 2020. On May 18, 2020, the court issued an order granting in part and denying in part Defendants' motion to dismiss. The court granted Plaintiffs leave to amend their complaint. On July 9, 2020, Plaintiffs filed a Fourth Amended Complaint. On October 15, 2020, Defendants' motion to dismiss the Fourth Amended Complaint was denied.
Wall v. Hewlett Packard Enterprise Company and HP Inc. This certified California class action and Private Attorney General Act action was filed against Hewlett-Packard Company on January 17, 2012 and the fifth amended (and operative) complaint was filed against HP Inc. and Hewlett Packard Enterprise on June 28, 2016 in the Superior Court of California, County of Orange. The complaint alleges that the defendants paid earned incentive compensation late and failed to timely pay final wages in violation of the California Labor Code. On August 9, 2016, the court ordered the class certified without prejudice to a future motion to amend or modify the class certification order or to decertify. The scheduled January 22, 2018 trial date was vacated following the parties' notification to the court that they had reached a preliminary agreement to resolve the dispute. The parties subsequently finalized and executed a settlement agreement and, on May 9, 2018, plaintiff filed a motion seeking preliminary approval of the settlement. On July 2, 2018, the court issued an order granting preliminary approval of the settlement. On December 21, 2018, the court issued an order granting final approval. A Qualified Settlement Fund has been fully funded and distributed to class members. On March 5, 2020, the Court signed an Amendment to Final Approval Order and Judgment, directing that the matter be closed.
Jackson, et al. v. HP Inc. and Hewlett Packard Enterprise. This putative nationwide class action was filed on July 24, 2017 in the United States District Court for the Northern District of California, San Jose Division. Plaintiffs purport to bring the lawsuit on behalf of themselves and other similarly situated African-Americans and individuals over the age of forty. Plaintiffs allege that defendants engaged in a pattern and practice of racial and age discrimination in lay-offs and promotions. Plaintiffs filed an amended complaint on September 29, 2017. Plaintiffs seek damages, attorneys' fees and costs, and declaratory and injunctive relief. On January 12, 2018, defendants moved to transfer the matter to the federal district court in the Northern District of Georgia. Defendants also moved to dismiss the claims on various grounds and to strike certain aspects of the proposed class definition. On July 11, 2018, the court granted defendants' motion to dismiss this action for improper venue, and also partially dismissed and struck certain claims without prejudice to re-filing in the appropriate venue. On July 23, 2018, plaintiffs re-filed their lawsuit in the United States District Court for the Northern District of Georgia. On August 9, 2018, Plaintiffs filed a notice of appeal of the dismissal of the Northern District of California action with the Ninth Circuit Court of Appeals. On August 15, 2018, Plaintiffs filed a motion to stay their lawsuit in the Northern District of Georgia, which was granted by the court. On February 7, 2020, Defendants resolved the claims of the individual plaintiffs and the matters were dismissed.
Hewlett-Packard Company v. Oracle (Itanium). On June 15, 2011, HP Inc. filed suit against Oracle in the Superior Court of California, County of Santa Clara in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.'s Itanium-based line of mission critical servers.  HP Inc. asserted, among other things, that Oracle's actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle's hiring of Mark Hurd. Trial was bifurcated into two phases.  HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers.  Phase 2 of the trial was then postponed by Oracle's appeal of the trial court's denial of Oracle's "anti-SLAPP" motion, in which Oracle argued that HP Inc.'s damages claim infringed on Oracle's First Amendment rights.  On August 27, 2015, the California Court of Appeal rejected Oracle's appeal.  The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016.  On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. approximately $3.0 billion in damages: $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for this amount with interest accruing until the judgment is paid. Oracle's motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court's judgment on January 17, 2017. On February 2, 2017, HP Inc. filed a notice of cross-appeal challenging the trial court's denial of prejudgment interest. On May 16, 2019, HP Inc. filed its application to renew the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
judgment. As of May 16, 2019, the renewed judgment is approximately $3.8 billion.  Daily interest on the renewed judgment is now accruing at $1 million and will be recorded upon receipt. The parties have completed appellate briefing in the California Court of Appeal and are awaiting the scheduling of oral argument. Pursuant to the terms of the Separation and Distribution Agreement, HP Inc. and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the HP Inc./Hewlett Packard Enterprise separation on November 1, 2015.
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition.  Oracle’s claims arise out of HPE's prior use of a third-party maintenance provider named Terix Computer Company, Inc. ("Terix"). Oracle contends that in connection with HPE's use of Terix as a subcontractor for certain customers of HPE's multivendor support business, Oracle's copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix's alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On June 14, 2018, the court heard oral argument on HPE's and Oracle's cross-motions for summary judgment. On January 29, 2019, the court granted HPE's Motion for Summary Judgment as to all of Oracle's claims and vacated the trial date. On February 20, 2019, the court entered judgment in favor of HPE, dismissing Oracle's claims in their entirety. Oracle has appealed the trial court's ruling to the United States Court of Appeals for the Ninth Circuit. On August 20, 2020, the United States Court of Appeals for the Ninth Circuit issued its ruling, affirming in part and reversing in part the trial court's decision granting summary judgment in favor of HPE. On October 6, 2020, the matter was remanded to the United States District Court for the Northern District of California for further proceedings consistent with the ruling from the United States Court of Appeals for the Ninth Circuit.
Network-1 Technologies, Inc. v. Alcatel-Lucent USA Inc., et al. This patent infringement action was filed on September 15, 2011 in the United States District Court for the Eastern District of Texas, alleging that various Hewlett Packard Enterprise switches and access points infringe Network-1's patent relating to the 802.3af and 802.3at "Power over Ethernet" standards. Network-1 seeks damages, attorneys' fees and costs, and declaratory and injunctive relief. A jury trial was conducted beginning on November 6, 2017. On November 13, 2017, the jury returned a verdict in favor of HPE, finding that HPE did not infringe Network-1's patent and that the patent was invalid. On August 29, 2018, the court denied Network-1's motion for a new trial on infringement and entered the jury's verdict finding that HPE does not infringe the relevant Network-1 patent. The court also granted Network-1's motion for Judgment as a Matter of Law on validity. Network-1 has appealed the jury verdict of non-infringement to the United States Court of Appeals for the Federal Circuit. HPE has cross-appealed the court's decision to grant Network-1's motion for Judgment as a Matter of Law on validity. Appellate briefing has been completed. The Federal Circuit Court of Appeal held oral argument on November 4, 2019. On September 24, 2020, the Federal Circuit issued its ruling, affirming-in-part and reversing-in-part the jury's verdict, and finding that an erroneous claim construction was presented to the jury that prejudiced Network-1. HPE filed a petition for rehearing with the Federal Circuit that was denied on November 20, 2020. The matter will be remanded back to United States District Court for the Eastern District of Texas for further proceedings consistent with the Federal Circuit's ruling.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
General Cross-indemnification
In connection with the Separation, Everett and Seattle transactions, the Company entered into a Separation and Distribution Agreement with HP Inc., DXC and Micro Focus respectively, whereby the Company agreed to indemnify HP Inc., DXC and Micro Focus, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to the Company as part of the Separation, Everett and Seattle transactions. Similarly, HP Inc., DXC and Micro Focus agreed to indemnify the Company, each of its subsidiaries and each of their respective directors, officers and employees from and against all claims and liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP Inc., DXC and Micro Focus as part of the Separation, Everett and Seattle transactions.
Tax Matters Agreement with DXC/Micro Focus and Other Income Tax Matters
In connection with the Everett Transaction and the Seattle Transaction, the Company entered into a Tax Matters Agreement with DXC and Micro Focus respectively (the "DXC Tax Matters Agreement" and the "Micro Focus Tax Matters Agreement"). The DXC Tax Matters Agreement and the Micro Focus Tax Matters Agreement govern the rights and obligations of the Company and DXC/Micro Focus for certain pre-divestiture tax liabilities and tax receivables. The DXC Tax Matters Agreement and the Micro Focus Tax Matters Agreement generally provide that the Company will be responsible for pre-divestiture tax liabilities and will be entitled to pre-divestiture tax receivables that arise from adjustments made by tax authorities to the Company's and DXC's, or Micro Focus', as applicable, U.S. and certain non-U.S. tax returns. In certain

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
jurisdictions, the Company and DXC/Micro Focus have joint and several liability for past tax liabilities and accordingly, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.

In addition, if the distribution of Everett's or Seattle's common shares to Hewlett Packard Enterprise's stockholders is determined to be taxable, the Company would generally bear the tax liability, unless the taxability of the distribution is the direct result of actions taken by DXC/Micro Focus, in which case DXC/Micro Focus would be responsible for any taxes imposed on the distribution.
As of October 31, 2020 and 2019, the Company's receivable and payable balances related to indemnified litigation matters and other contingencies, and income tax-related indemnification covered by these agreements were as follows:

	As of October 31,
	2020	2019
	In millions
Litigation matters and other contingencies
Receivable	$70	$85
Payable	$53	$55

Income tax-related indemnification(1)
Net indemnification receivable - long-term	$62	$202
Net indemnification receivable - short-term	$65	$63
Net indemnification payable - long-term	$15	$9

(1)The actual amount that the Company may receive or pay could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.
Warranties
The Company's aggregate product warranty liabilities and changes therein were as follows:

	Fiscal years ended October 31,
	2020	2019
	In millions
Balance at beginning of year	$400	$430
Accruals for warranties issued	238	239
Adjustments related to pre-existing warranties	(3)	6
Settlements made	(250)	(275)
Balance at end of year(1)	$385	$400

(1)The Company includes the current portion in Other accrued liabilities, and amounts due after one year in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Note 19: Commitments
Unconditional Purchase Obligations
At October 31, 2020, the Company had unconditional purchase obligations of approximately $544 million. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction, as well as settlements that the Company has reached with third parties, requiring it to pay determined amounts over a specified period of time. These unconditional purchase obligations are related principally to inventory purchase, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of October 31, 2020, future unconditional purchase obligations were as follows:

Fiscal Year	In millions
2021	$231
2022	195
2023	69
2024	8
2025	9
Thereafter	32
Total	$544
Note 20: Equity Method Investments
The Company includes investments which are accounted for using the equity method, under Investments in equity interests on the Company's Consolidated Balance Sheets. As of October 31, 2020 and October 31, 2019, the Company's Investments in equity interests were $2.2 billion and $2.3 billion, respectively, primarily related to a 49% equity interest in H3C Technologies ("H3C").
Investment in H3C
In the periods presented, the Company recorded its interest in the net earnings of H3C along with an adjustment to eliminate unrealized profits on intra-entity sales, and the amortization of basis difference, within Earnings from equity interests in the Consolidated Statements of Earnings.
During fiscals 2020 and 2019, the Company received a cash dividend of $165 million and $156 million, respectively, from H3C. This amount was accounted for as a return on investment and reflected as a reduction in the carrying balance of the Company's Investments in equity interests in its Consolidated Balance Sheets.
The difference between the sale date carrying value of the Company's investment in H3C and its proportionate share of the net assets fair value of H3C, created a basis difference of $2.5 billion, which was allocated as follows:

In millions
Equity method goodwill	$1,674
Intangible assets	749
In-process research and development	188
Deferred tax liabilities	(152)
Other	75
Basis difference	$2,534
The Company recorded earnings from equity interests of $67 million, $20 million and $38 million in fiscal 2020, 2019 and 2018, respectively, in the Consolidated Statements of Earnings, the components of which are as follows:

	Fiscal years ended October 31,
	2020	2019	2018
	In millions
Earnings from equity interests, net of taxes	$211	$167	$192
Basis difference amortization	(145)	(152)	(151)
Elimination of profit on intra-entity sales adjustment	1	5	(3)
Earnings from equity interests	$67	$20	$38
The Company amortizes the basis difference over the estimated useful lives of the assets that gave rise to this difference. The weighted-average life of the H3C intangible assets is five years and is being amortized using the straight-line method. As of October 31, 2020 and 2019, the Company determined that no impairment of its equity method investments existed.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company also has commercial arrangements with H3C to buy and sell HPE branded servers, storage and networking products and HPE Pointnext services. During fiscals 2020, 2019 and 2018, HPE recorded approximately $737 million, $897 million and $1.3 billion of sales to H3C and $215 million, $202 million and $273 million of purchases from H3C, respectively. Payables due to H3C as of October 31, 2020 and 2019 were approximately $29 million and $39 million, respectively. Receivables due from H3C as of October 31, 2020 and 2019 were approximately $19 million and $32 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month periods ended in fiscal 2020
	January 31	April 30	July 31	October 31
Net revenue	$6,949	$6,009	$6,816	$7,208
Cost of sales	$4,667	$4,095	$4,749	$5,002
Earnings (loss) from operations	$348	$(834)	$12	$145
Net earnings (loss)	$333	$(821)	$9	$157
Net earnings (loss) per share - basic	$0.26	$(0.64)	$0.01	$0.12
Net earnings (loss) per share - diluted	$0.25	$(0.64)	$0.01	$0.12

	For the three-month periods ended in fiscal 2019
	January 31	April 30	July 31	October 31
Net revenue	$7,553	$7,150	$7,217	$7,215
Cost of sales	$5,207	$4,845	$4,768	$4,822
Earnings (loss) from operations	$456	$434	$(76)	$460
Net earnings (loss)	$177	$419	$(27)	$480
Net earnings (loss) per share - basic	$0.13	$0.31	$(0.02)	$0.37
Net earnings (loss) per share - diluted	$0.13	$0.30	$(0.02)	$0.36

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
Management's Report on Internal Control Over Financial Reporting
See Management's Report of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which are incorporated herein by reference.
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
The following information is included in Hewlett Packard Enterprise's Proxy Statement related to its 2021 Annual Meeting of Stockholders to be filed within 120 days after Hewlett Packard Enterprise's fiscal year end of October 31, 2020 (the "Proxy Statement") and is incorporated herein by reference:
•Information regarding directors of Hewlett Packard Enterprise including those who are standing for reelection and any persons nominated to become directors of Hewlett Packard Enterprise is set forth under "Corporate Governance—Board Leadership Structure" and/or "Proposals to be Voted On—Proposal No. 1—Election of Directors".
•Information regarding Hewlett Packard Enterprise's Audit Committee and designated "audit committee financial experts" is set forth under "Board Structure and Committee Composition—Audit Committee".
•Information on Hewlett Packard Enterprise's code of business conduct and ethics for directors, officers and employees, also known as the "Standards of Business Conduct," and on Hewlett Packard Enterprise's Corporate Governance Guidelines is set forth under "Corporate Governance Principles and Board Matters".
ITEM 11. Executive Compensation.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•Information regarding Hewlett Packard Enterprise's compensation of its named executive officers is set forth under "Executive Compensation".
•Information regarding Hewlett Packard Enterprise's compensation of its directors is set forth under "Director Compensation and Stock Ownership Guidelines".
•The report of Hewlett Packard Enterprise's HR and Compensation Committee is set forth under "HR and Compensation Committee Report on Executive Compensation".
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under "Common Stock Ownership of Certain Beneficial Owners and Management".
•Information regarding Hewlett Packard Enterprise's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled "Equity Compensation Plan Information".
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•Information regarding transactions with related persons is set forth under "Transactions with Related Persons".
•Information regarding director independence is set forth under "Corporate Governance Principles and Board Matters—Director Independence".
ITEM 14. Principal Accounting Fees and Services.
Information regarding principal accounting fees and services is set forth under "Principal Accounting Fees and Services" in the Proxy Statement, which information is incorporated herein by reference.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this report:
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
Hewlett Packard Enterprise Company
Attn: Investor Relations
11445 Compaq Center West Drive
Houston, Texas 77070

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc., New Everett Merger Sub Inc., and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.16	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.2	April 6, 2017
2.18	IP Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Cray Inc. and Canopy Merger Sub, Inc.	8-K	001-37483	2.1	May 17, 2019
2.27	Agreement and Plan of Merger, dated as of July 11, 2020, by and among Hewlett Packard Enterprise Company, Santorini Merger Sub, Inc., Silver Peak Systems, Inc., and certain other parties thereto	8-K	001-37483	2.1	July 13, 2020
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.2	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015
4.3	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.4	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.5	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.6	Eleventh Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.500% notes due 2021	8-K	001-37483	4.2	September 19, 2018
4.7	Twelfth Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2021	8-K	001-37483	4.3	September 19, 2018
4.8	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Hewlett Packard Enterprise Company's 2.250% notes due 2023	8-K	001-37483	4.2	September 13, 2019
4.9	Fourteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Hewlett Packard Enterprise Company's floating rate Notes due 2021	8-K	001-37483	4.3	September 13, 2019
4.10	Fifteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.450% notes due 2023	8-K	001-37483	4.2	April 9, 2020
4.11	Sixteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.650% notes due 2024	8-K	001-37483	4.3	April 9, 2020
4.12	Seventeenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.450% notes due 2024	8-K	001-37483	4.2	July 17, 2020

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.13	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company''s 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.14	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.15	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.16	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934‡
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.3	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.4	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.5	Form of Restricted Stock Units Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.6	Form of Performance-Contingent Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.7	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.8	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.9	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.10	Form of Performance-Adjusted Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.11	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.12	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-216481	4.3	March 6, 2017
10.13	Nimble Storage, Inc. 2008 Equity Incentive Plan, as amended*	S-8	333-217349	4.3	April 18, 2017
10.14	Nimble Storage, Inc. 2013 Equity Incentive Plan (Amended and Restated May 23, 2014)*	S-8	333-217349	4.4	April 18, 2017
10.15	SimpliVity Corporation 2009 Stock Plan*	S-8	333-217438	4.3	April 24, 2017
10.16	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.17	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.18	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.19	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.20	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)	10-Q	001-37483	10.29	September 4, 2018
10.21	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September 4, 2018
10.22	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.23	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.24	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.25	Aircraft Time Sharing Agreement, dated as of December 13, 2019, by and between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.26	Five-Year Credit Agreement dated as of August 16, 2019, by and among Hewlett Packard Enterprise Company, the lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent	8-K	001-37483	10.1	August 20, 2019
10.27	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.28	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between Hewlett Packard Enterprise Company and HP Inc.	10-K	001-37483	10.31	December 13, 2019
10.29	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.3	October 29, 2020
10.30	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
21	Subsidiaries of Hewlett Packard Enterprise Company‡
23.1	Consent of Independent Registered Public Accounting Firm‡
24	Power of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments)

* Indicates management contract or compensation plan, contract or arrangement
‡ Filed herewith
† Furnished herewith
The registrant agrees to furnish to the Commission supplementally upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 10, 2020	HEWLETT PACKARD ENTERPRISE COMPANY
		By:	/s/ Tarek A. Robbiati
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

Signature	Title(s)	Date

/s/ Antonio F. Neri	President, Chief Executive Officer and Director (Principal Executive Officer)	December 10, 2020
Antonio F. Neri
/s/ Tarek A. Robbiati	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 10, 2020
Tarek A. Robbiati
/s/ Jeff T. Ricci	Senior Vice President and Controller (Principal Accounting Officer)	December 10, 2020
Jeff T. Ricci
/s/ Patricia F. Russo	Chairman	December 10, 2020
Patricia F. Russo
/s/ Daniel L. Ammann	Director	December 10, 2020
Daniel L. Ammann
/s/ Pamela L. Carter	Director	December 10, 2020
Pamela L. Carter
/s/ Jean M. Hobby	Director	December 10, 2020
Jean M. Hobby
/s/ George R. Kurtz	Director	December 10, 2020
George R. Kurtz
/s/ Raymond J. Lane	Director	December 10, 2020
Raymond J. Lane
/s/ Ann M. Livermore	Director	December 10, 2020
Ann M. Livermore

/s/ Charles H. Noski	Director	December 10, 2020
Charles H. Noski
/s/ Raymond E. Ozzie	Director	December 10, 2020
Raymond E. Ozzie
/s/ Gary M. Reiner	Director	December 10, 2020
Gary M. Reiner
/s/ Lip-Bu Tan	Director	December 10, 2020
Lip-Bu Tan
/s/ Mary Agnes Wilderotter	Director	December 10, 2020
Mary Agnes Wilderotter