Form 10-Q
period 2021-01-31
Hewlett Packard Enterprise Co
filed 2021-03-04
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
______________________________________________________________________________
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

11445 Compaq Center West Drive,	Houston,	Texas	77070
(Address of principal executive offices)			(Zip code)
(650)			687-5817
(Registrant's telephone number, including area code)
______________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of February 26, 2021 was 1,301,145,494 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended January 31, 2021

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to the scope and duration of the novel coronavirus pandemic ("COVID-19") and its impact on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results and the world economy; any projections of revenue, margins, expenses, investments, effective tax rates, interest rates, the impact of the U.S. Tax Cuts and Jobs Act of 2017 and related guidance or regulations, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; the projections, execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the anticipated benefits, cost savings or charges of implementing the transformation and restructuring plans; any statements of the plans, strategies and objectives of management for future operations, as well as the execution of corporate transactions or contemplated acquisitions, research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including pandemics and public health problems, such as the outbreak of COVID-19); the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners, including any impact thereon resulting from events such as the COVID-19 pandemic; the hiring and retention of key employees; the execution, integration and risks associated with business combination and investment transactions; the impact of changes to environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part II of this Quarterly Report on Form 10-Q and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended January 31,
	2021	2020
	In millions, except per share amounts
Net revenue:
Products	$4,138	$4,247
Services	2,573	2,589
Financing income	122	113
Total net revenue	6,833	6,949
Costs and expenses:
Cost of products	2,890	2,910
Cost of services	1,596	1,684
Financing interest	59	73
Research and development	468	485
Selling, general and administrative	1,159	1,218
Amortization of intangible assets	110	120
Transformation costs	311	89
Acquisition, disposition and other related charges	18	22
Total costs and expenses	6,611	6,601
Earnings from operations	222	348
Interest and other, net	(44)	(19)
Tax indemnification adjustments	(16)	(21)
Non-service net periodic benefit credit	17	37
Earnings from equity interests	26	33
Earnings before taxes	205	378
(Provision) benefit for taxes	18	(45)
Net earnings	$223	$333
Net earnings per share:
Basic	$0.17	$0.26
Diluted	$0.17	$0.25
Weighted-average shares used to compute net earnings per share:
Basic	1,300	1,300
Diluted	1,315	1,315

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,
	2021	2020
	In millions
Net earnings	$223	$333
Other comprehensive income before taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	3	2
(Gains) losses reclassified into earnings	—	(3)
	3	(1)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	(329)	75
Net (gains) losses reclassified into earnings	278	(69)
	(51)	6
Change in unrealized components of defined benefit plans:
Net unrealized gains (losses) arising during the period	—	17
Amortization of net actuarial loss and prior service benefit	71	61
Curtailments, settlements and other	1	—
	72	78
Change in cumulative translation adjustment	21	(4)
Other comprehensive income before taxes	45	79
(Provision) benefit for taxes	(2)	(9)
Other comprehensive income, net of taxes	43	70
Comprehensive income	$266	$403

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	January 31, 2021	October 31, 2020
	(Unaudited)	(Audited)
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,165	$4,233
Accounts receivable, net of allowances	2,933	3,386
Financing receivables, net of allowances	3,883	3,794
Inventory	2,791	2,674
Assets held for sale	34	77
Other current assets	2,266	2,392
Total current assets	16,072	16,556
Property, plant and equipment	5,573	5,625
Long-term financing receivables and other assets	10,585	10,544
Investments in equity interests	2,211	2,170
Goodwill	18,017	18,017
Intangible assets	993	1,103
Total assets	$53,451	$54,015
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,727	$3,755
Accounts payable	5,196	5,383
Employee compensation and benefits	1,149	1,391
Taxes on earnings	119	148
Deferred revenue	3,440	3,430
Accrued restructuring	241	366
Other accrued liabilities	4,059	4,265
Total current liabilities	17,931	18,738
Long-term debt	11,963	12,186
Other non-current liabilities	7,298	6,995
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,300 and 1,287 shares issued and outstanding at January 31, 2021 and October 31, 2020, respectively)	13	13
Additional paid-in capital	28,427	28,350
Accumulated deficit	(8,332)	(8,375)
Accumulated other comprehensive loss	(3,896)	(3,939)
Total HPE stockholders' equity	16,212	16,049
Non-controlling interests	47	47
Total stockholders' equity	16,259	16,096
Total liabilities and stockholders' equity	$53,451	$54,015
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended January 31,
	2021	2020
	In millions
Cash flows from operating activities:
Net earnings	$223	$333
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	674	690
Stock-based compensation expense	113	93
Provision for inventory and doubtful accounts	52	41
Restructuring charges	232	84
Deferred taxes on earnings	(71)	(28)
Earnings from equity interests	(26)	(33)
Other, net	65	(36)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	446	82
Financing receivables	(120)	(104)
Inventory	(148)	(204)
Accounts payable	(161)	(250)
Taxes on earnings	(34)	(27)
Restructuring	(220)	(87)
Other assets and liabilities	(62)	(633)
Net cash provided by (used in) operating activities	963	(79)
Cash flows from investing activities:
Investment in property, plant and equipment	(513)	(568)
Proceeds from sale of property, plant and equipment	113	462
Purchases of available-for-sale securities and other investments	(7)	(59)
Maturities and sales of available-for-sale securities and other investments	1	8
Financial collateral posted	(266)	(48)
Financial collateral received	20	147
Payments made in connection with business acquisitions, net of cash acquired	—	(6)
Net cash used in investing activities	(652)	(64)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	26	127
Proceeds from debt, net of issuance costs	323	340
Payment of debt	(611)	(450)
Payments related to stock-based award activities, net	(34)	(43)
Repurchase of common stock	—	(204)
Cash dividends paid to non-controlling interests	(8)	—
Contributions from non-controlling interests	—	1
Cash dividends paid	(155)	(156)
Net cash used in financing activities	(459)	(385)
Decrease in cash, cash equivalents and restricted cash	(148)	(528)
Cash, cash equivalents and restricted cash at beginning of period	4,621	4,076
Cash, cash equivalents and restricted cash at end of period	$4,473	$3,548
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
Three Months Ended January 31, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2020	1,287,010	$13	$28,350	$(8,375)	$(3,939)	$16,049	$47	$16,096
Net earnings				223		223		223
Other comprehensive income					43	43		43
Comprehensive income						266	—	266
Stock-based compensation expense			113			113		113
Tax withholding related to vesting of employee stock plans			(57)			(57)		(57)
Issuance of common stock in connection with employee stock plans and other	13,486		21			21		21
Cash dividends declared ($0.12 per share)				(155)		(155)		(155)
Effects of adoption of accounting standard updates (1)				(25)		(25)		(25)
Balance at January 31, 2021	1,300,496	$13	$28,427	$(8,332)	$(3,896)	$16,212	$47	$16,259

(1) Represents the impact of the adoption of the accounting standard on the measurement of credit losses on financial instruments.

(1) Represents the impact of the adoption of an accounting standard - Pending

	Common Stock
Three Months Ended January 31, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2019	1,294,369	$13	$28,444	$(7,632)	$(3,727)	$17,098	$51	$17,149
Net earnings				333		333	2	335
Other comprehensive income					70	70		70
Comprehensive income						403	2	405
Stock-based compensation expense			93			93		93
Tax withholding related to vesting of restricted stock units			(72)			(72)		(72)
Issuance of common stock in connection with employee stock plans and other	11,361		26	1		27	1	28
Repurchases of common stock	(12,827)		(204)			(204)		(204)
Cash dividends declared ($0.12 per share)				(156)		(156)		(156)
Effects of adoption of accounting standard updates				43	(43)	—		—
Balance at January 31, 2020	1,292,903	$13	$28,287	$(7,411)	$(3,700)	$17,189	$54	$17,243

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
Basis of Presentation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of January 31, 2021 and October 31, 2020, its results of operations for the three months ended January 31, 2021 and 2020, its cash flows for the three months ended January 31, 2021 and 2020, and its statements of stockholders' equity for the three months ended January 31, 2021 and 2020.
The results of operations for the three months ended January 31, 2021 and the cash flows for the three months ended January 31, 2021 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Segment Realignment and Reclassifications
Effective at the beginning of the first quarter of fiscal 2021, HPE implemented certain organizational changes to align its segment financial reporting more closely with its current business structure. These organizational changes are:
(i) the transfer of the lifecycle event services business, previously reported within the Advisory and Professional Services ("A & PS") reportable segment to Compute, Storage and HPC & MCS reportable segments; (ii) the transfer of certain software and related services business, previously reported within the Compute, Storage and A & PS reportable segments to the Corporate Investments and Other reportable segment, to form a new Software operating segment; and (iii) the transfer of the remaining A & PS operating segment, previously reported as a separate reportable segment, to the Corporate Investments and Other reportable segment. As a result of these changes, the Corporate Investments and Other Segment now includes the A & PS operating segment, the Communications and Media Solutions operating segment, the Software operating segment, and Hewlett Packard Enterprise Labs which is responsible for research and development.
Additionally, effective at the beginning of the first quarter of fiscal 2021, the Company has excluded stock-based compensation expense from its segment earnings from operations.
The Company reflected these changes to its segment information retrospectively to the earliest period presented, which primarily resulted in the realignment of net revenue, operating profit and total assets for each of the segments as described above. These changes had no impact on Hewlett Packard Enterprise’s previously reported consolidated net revenue, net earnings, net earnings per share ("EPS") or total assets.
Significant Accounting Policies
Except for the change in certain accounting policies upon adoption of the accounting standards described below, there have been no significant changes to the Company's significant accounting policies described in PART II, Item 8, Note 1, "Overview and Summary of Significant Accounting Policies", of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
Recently Adopted Accounting Pronouncements
In January 2021, the FASB issued guidance to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment can apply certain optional expedients and exceptions mentioned in its reference rate reform guidance even though they do not reference to LIBOR or a rate being discontinued. This guidance was effective upon issuance. The Company adopted the guidance in the first quarter of fiscal 2021 and there was no impact on its Condensed Consolidated Financial Statements upon adoption.
In December 2019, the FASB amended the existing accounting standards for income taxes. The amendments clarify and simplify the accounting for income taxes by eliminating certain exceptions to the general principles. The Company adopted the guidance in the first quarter of fiscal 2021 and there was no material impact on its Condensed Consolidated Financial Statements.
In August 2018, the FASB issued guidance on a customer's accounting for implementation costs incurred in cloud-computing arrangements that are hosted by a vendor. Certain types of implementation costs should be capitalized and amortized over the term of the hosting arrangement. The Company adopted the guidance in the first quarter of fiscal 2021 and there was no material impact on its Condensed Consolidated Financial Statements.

In August 2018, the FASB issued guidance which changes the disclosure requirements for fair value measurements and defined benefit pension plans. The Company adopted the guidance in the first quarter of fiscal 2021 and there was no impact on its Condensed Consolidated Financial Statements. However, the Company expects to have additional disclosures relating to retirement and post-retirement benefit plans in its Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

In June 2016, the FASB amended the existing accounting standards for the measurement of credit losses with additional amendments in 2018, 2019 and 2020. These amendments primarily require the measurement and recognition of current expected credit losses for financial assets held at amortized cost. The amended accounting standard replaces the existing incurred loss impairment model with an expected loss model, which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The Company adopted the Current Expected Credit Losses standard (the “CECL standard”) as of November 1, 2020 using the modified retrospective method, with the cumulative-effect adjustment recorded to the opening balance of Accumulated deficit within stockholders’

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
equity in the Condensed Consolidated Balance Sheets. The cumulative effect of adopting the CECL standard resulted in an increase of $28 million to the allowance for expected credit losses within financing receivables, and a corresponding increase of $25 million, net of $3 million of deferred taxes to Accumulated deficit as of November 1, 2020.

The allowance for expected credit losses related to accounts receivables is comprised of a general reserve and a specific reserve. The Company may record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. If there are additional changes in circumstances related to the specific customer, the Company further adjusts estimates of the recoverability of receivables. The Company maintains an allowance for credit losses for all other customers based on a variety of factors, including the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, the financial condition of customers and the length of time receivables are past due. These qualitative factors are subjective and require a degree of management judgement. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. The Company establishes an allowance for expected credit losses related to accounts receivable, including unbilled receivables.

The allowance for expected credit losses related to financing receivables is comprised of a general reserve and a specific reserve. The Company establishes a specific reserve for financing receivables with identified exposures, such as customer defaults, bankruptcy or other events, that make it unlikely the Company will recover its investment. For individually evaluated receivables, the Company determines the expected cash flow for the receivable, which includes consideration of estimated proceeds from disposition of the collateral and calculates an estimate of the potential loss and the probability of loss. For those accounts where a loss is considered probable, the Company records a specific reserve. The Company maintains a general reserve using a credit loss model on a regional basis and bases such percentages on several factors, including consideration of historical credit losses and portfolio delinquencies, trends in the overall weighted-average risk rating of the portfolio, current economic conditions, and forward-looking information, including reasonable and supportable forecasts. The Company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long term trends. The Company excludes accounts evaluated as part of the specific reserve from the general reserve analysis. The Company generally writes off a receivable or records a specific reserve when a receivable becomes 180 days past due, or sooner if the Company determines that the receivable is not collectible.
The Company’s debt securities are generally considered available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, recorded in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. Realized gains and losses for available-for-sale securities are calculated based on the specific identification method and included in Interest and other, net in the Condensed Consolidated Statements of Earnings. The Company monitors its investment portfolio for potential impairment on a quarterly basis. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be due to credit-related factors, the Company recognizes the impairment by way of an allowance for credit loss in Interest and other, net in the Condensed Consolidated Statement of Earnings while the impairment that is not credit related is recorded in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.
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
There have been no other significant changes to the Company's accounting policies, or recently adopted or enacted accounting pronouncements disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
Note 2: Segment Information
As described in Note 1, "Overview and Summary of Significant Accounting Policies", effective at the beginning of the first quarter of fiscal 2021, the Company implemented certain organizational changes to align its segment financial reporting more closely with its current business structure. Hewlett Packard Enterprise's operations are now organized into six segments for financial reporting purposes: Compute, HPC & MCS, Storage, Intelligent Edge, Financial Services ("FS"), and Corporate Investments and Other. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), who is the Chief Executive Officer ("CEO"), uses to evaluate, view and run the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Company's business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The six segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results. A summary description of each segment follows.
Compute portfolio offers both general purpose servers for multi-workload computing and workload optimized servers to offer the best performance and value for demanding applications. This portfolio of products includes the HPE Proliant rack and tower servers; HPE BladeSystem, and HPE Synergy. Compute offerings also include operational and support services.
High Performance Computing & Mission-Critical Solutions portfolio offers specialized compute servers designed to support specific use cases. The HPC portfolio of products includes the HPE Apollo and Cray high performance computing products that are often sold as supercomputing systems, including exascale supercomputers. The MCS portfolio includes the HPE Superdome Flex, HPE Nonstop and HPE Integrity product lines. The HPC & MCS segment also includes the Converged Edge Systems business which consists of the HPE Moonshot and HPE Edgeline products. HPC & MCS offerings also include operational and support services.
Storage portfolio offers workload optimized storage product and service offerings which include an intelligent hyperconverged infrastructure ("HCI") with HPE Nimble Storage dHCI and HPE SimpliVity. The portfolio also includes HPE Primera, HPE Nimble Storage and HPE 3PAR Storage for mission-critical and general-purpose workloads, HPE Recovery Manager Central, HPE StoreOnce, HPE Cloud Volumes Backup and Big Data solutions. Storage also provides solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE Modular Storage Arrays ("MSA") and HPE XP. Storage offerings also include operational and support services.
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
Corporate Investments and Other includes the Communications and Media Solutions business ("CMS") which primarily offers software and related services to the telecommunications industry; the HPE Software business which offers HPE Ezmeral Container Platform and HPE Ezmeral Data Fabric, and incubates other software related technology innovation; the A & PS business which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities; and the Hewlett Packard Labs which is responsible for research and development.
Segment Policy
There have been no changes to the Company's segment accounting policies disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020, except for the organizational changes and the change in allocation of stock based compensation expense described in Note 1, "Overview and Summary of Significant Accounting Policies".
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation expense, amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster charges, acquisition, disposition and other related charges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Segment Operating Results
Segment net revenue and segment operating results were as follows:

	Compute	HPC & MCS	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Three months ended January 31, 2021
Net revenue	$2,930	$746	$1,174	$803	$859	$321	$6,833
Intersegment net revenue	56	16	19	3	1	—	95
Total segment net revenue	$2,986	$762	$1,193	$806	$860	$321	$6,928
Segment earnings (loss) from operations	$342	$43	$235	$152	$84	$(31)	$825
Three months ended January 31, 2020
Net revenue	$2,982	$831	$1,237	$715	$857	$327	$6,949
Intersegment net revenue	48	8	15	5	2	—	78
Total segment net revenue	$3,030	$839	$1,252	$720	$859	$327	$7,027
Segment earnings (loss) from operations	$324	$63	$251	$87	$75	$(53)	$747
The reconciliation of segment operating results to Hewlett Packard Enterprise Condensed Consolidated Financial statements was as follows:

	Three Months Ended January 31,
	2021	2020
	In millions
Net Revenue:
Total segments	$6,928	$7,027
Eliminations of intersegment net revenue	(95)	(78)
Total Hewlett Packard Enterprise consolidated net revenue	$6,833	$6,949
Earnings before taxes:
Total segment earnings from operations	$825	$747
Unallocated corporate costs and eliminations	(52)	(52)
Stock-based compensation expense	(110)	(93)
Amortization of initial direct costs	(2)	(3)
Amortization of intangible assets	(110)	(120)
Transformation costs	(311)	(89)
Acquisition, disposition and other related charges	(18)	(42)
Interest and other, net	(44)	(19)
Tax indemnification adjustments	(16)	(21)
Non-service net periodic benefit credit	17	37
Earnings from equity interests	26	33
Total Hewlett Packard Enterprise consolidated earnings before taxes	$205	$378

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Total assets by segment and the reconciliation of segment assets to Hewlett Packard Enterprise consolidated total assets were as follows:

	As of
	January 31, 2021	October 31, 2020
	In millions
Compute	$14,927	$14,962
HPC & MCS	5,902	6,245
Storage	6,397	6,438
Intelligent Edge	4,318	4,352
Financial Services	14,605	14,765
Corporate Investments and Other	1,067	1,124
Corporate and unallocated assets	6,235	6,129
Total Hewlett Packard Enterprise consolidated assets	$53,451	$54,015
The Company’s net revenue by geographic region was as follows:

	Three Months Ended January 31,
	2021	2020
	In millions
Americas:
United States	$2,178	$2,318
Americas excluding U.S.	435	468
Total Americas	2,613	2,786
Europe, Middle East and Africa	2,620	2,560
Asia Pacific and Japan	1,600	1,603
Total Hewlett Packard Enterprise consolidated net revenue	$6,833	$6,949

Note 3: Transformation Programs
Transformation programs are comprised of the cost optimization and prioritization plan, and the HPE Next initiative.
During the third quarter of fiscal 2020, the Company launched the cost optimization and prioritization plan which focuses on realigning the workforce to areas of growth, including a new hybrid workforce model called Edge-to-Office, real estate strategies and simplifying and evolving our product portfolio strategy. The changes to the workforce will vary by country, based on business needs, local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. The implementation period of the cost optimization and prioritization plan is through fiscal 2023. During this time the Company expects to incur transformation costs predominantly related to labor restructuring, non-labor restructuring, IT investments, design and execution charges and real estate initiatives.
During the third quarter of fiscal 2017, the Company launched an initiative called HPE Next to put in place a purpose-built company designed to compete and win in the markets where it participates. Through this program, the Company is simplifying the operating model, and streamlining our offerings, business processes and business systems to improve our execution. The implementation period of the HPE Next initiative is through fiscal 2023. As of October 31, 2020, the headcount exits under HPE Next Plan are complete. During the remaining implementation period, the Company expects to incur transformation costs predominantly related to IT infrastructure costs for streamlining, upgrading and simplifying back-end operations, and real estate initiatives. These costs are expected to be partially offset by gains from real estate sales.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Transformation Costs
During the three months ended January 31, 2021, the Company incurred $252 million of charges related to the cost optimization and prioritization plan which is recorded within Transformation costs, the components of which were as follows:

Three months ended January 31, 2021
In millions
Program management	$37
Restructuring charges	215
Total transformation costs	$252
During the three months ended January 31, 2021 and 2020, the Company incurred $59 million and $89 million, respectively, in net charges associated with HPE Next which were recorded within Transformation costs in the Condensed Consolidated Statements of Earnings. The components of Transformation costs relating to HPE Next were as follows:

	Three months ended January 31,
	2021	2020
	In millions
Program management	$2	$11
IT costs	26	28
Restructuring charges	17	84
Gain on real estate sales	(1)	(34)
Other	15	—
Total transformation costs	$59	$89
Restructuring Plan
Restructuring activities related to the Company's employees and infrastructure under the cost optimization and prioritization plan and HPE Next Plan, were presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2020	$210	$68	$144	$52
Charges	54	161	—	17
Cash payments	(117)	(25)	(65)	(13)
Non-cash items	6	(37)	4	(2)
Liability as of January 31, 2021	$153	$167	$83	$54
Total costs incurred to date, as of January 31, 2021	$284	$260	$1,261	$242
Total expected costs to be incurred as of January 31, 2021	$700	$610	$1,261	$248

The current restructuring liability related to the transformation programs, reported in Condensed Consolidated Balance Sheets at January 31, 2021 and October 31, 2020, was $234 million and $359 million, respectively, in accrued restructuring, and $42 million and $24 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of January 31, 2021 and October 31, 2020, was $181 million and $91 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4: Retirement Benefit Plans
The Company's net pension benefit (credit) cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	Three months ended January 31,
	2021	2020
	In millions
Service cost	$24	$23
Interest cost(1)	29	36
Expected return on plan assets(1)	(119)	(135)
Amortization and deferrals(1):
Actuarial loss	74	64
Prior service benefit	(3)	(3)
Net periodic benefit (credit) cost	5	(15)
Settlement loss(1)	1	—
Total net benefit (credit) cost	$6	$(15)

(1)These non-service components of net periodic benefit cost were included in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
The Company's effective tax rate was (8.8)% and 11.9% for the three months ended January 31, 2021 and 2020, respectively. The effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.

For the three months ended January 31, 2021, the Company recorded $90 million of net income tax benefits related to various items discrete to the period. The amount primarily included $66 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges and $30 million of income tax benefits related to the change in pre-Separation tax liabilities, primarily those for which we share joint and several liability with HP Inc. and for which we are indemnified by HP Inc.
For the three months ended January 31, 2020, the Company recorded $16 million of net income tax benefits related to various items discrete to the period. The amount primarily included $21 million of income tax benefits related to the change in pre-Separation tax liabilities for which the Company shares joint and several liability with HP Inc. and for which the Company is indemnified by HP Inc.
Uncertain Tax Positions
As of January 31, 2021 and October 31, 2020, the amount of unrecognized tax benefits was $2.1 billion and $2.2 billion, respectively, of which up to $702 million and $731 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods.
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in (Provision) benefit for taxes in the Condensed Consolidated Statements of Earnings. As of January 31, 2021 and October 31, 2020, the Company had accrued $112 million and $119 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions, joint and several tax liabilities

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $47 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2021	October 31, 2020
	In millions
Deferred tax assets	$1,885	$1,778
Deferred tax liabilities	(308)	(290)
Deferred tax assets net of deferred tax liabilities	$1,577	$1,488

Note 6: Balance Sheet Details
Balance sheet details were as follows:
Cash, cash equivalents and restricted cash

	As of
	January 31, 2021	October 31, 2020
	In millions
Cash and cash equivalents	$4,165	$4,233
Restricted cash(1)	308	388
Total	$4,473	$4,621

(1) The Company includes restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
Inventory

	As of
	January 31, 2021	October 31, 2020
	In millions
Finished goods	$1,203	$1,197
Purchased parts and fabricated assemblies	1,588	1,477
Total	$2,791	$2,674
Property, Plant and Equipment

	As of
	January 31, 2021	October 31, 2020
	In millions
Land	$79	$89
Buildings and leasehold improvements	1,720	1,886
Machinery and equipment, including equipment held for lease	9,771	9,624
	11,570	11,599
Accumulated depreciation	(5,997)	(5,974)
Total	$5,573	$5,625

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Warranties
The Company's aggregate product warranty liability as of January 31, 2021, and changes were as follows:

Three Months Ended January 31, 2021
In millions
Balance at beginning of period	$385
Charges	55
Adjustments related to pre-existing warranties	(10)
Settlements made	(60)
Balance at end of period	$370
Contract balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	January 31, 2021	October 31, 2020
	In millions
Accounts receivable, net
Accounts receivable	$2,769	$3,227
Unbilled receivables	211	205
Allowances	(47)	(46)
Total	$2,933	$3,386
The allowances for credit losses related to accounts receivable and changes therein were as follows:

	As of
	January 31, 2021	October 31, 2020
	In millions
Balance at beginning of the period	$46	$31
Provision for credit losses	3	29
Write off's, net of recoveries	(2)	(14)
Balance at end of the period	$47	$46
Sale of Trade Receivables
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. During the three months ended January 31, 2021, the Company sold $1.1 billion of trade receivables. During the twelve months ended October 31, 2020, the Company sold $3.9 billion of trade receivables. The Company recorded an obligation of $74 million and $75 million in Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of January 31, 2021 and October 31, 2020 respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities
Contract liabilities consist of deferred revenue. The aggregate balance of current and non-current deferred revenue was $6.3 billion and $6.2 billion as of January 31, 2021 and October 31, 2020, respectively. During the three months ended January 31, 2021, approximately $1.2 billion of the deferred revenue as of October 31, 2020 was recognized as revenue.

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
Remaining performance obligations consist of deferred revenue. As of January 31, 2021, the aggregate amount of remaining performance obligations was $6.3 billion. The Company expects to recognize approximately 44% of this amount as revenue over the remainder of the fiscal year.
Costs to Obtain a Contract
As of January 31, 2021, the current and non-current portions of the capitalized costs to obtain a contract were $56 million and $81 million, respectively. As of October 31, 2020, the current and non-current portions of the capitalized costs to obtain a contract were $54 million and $76 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheet. For the three months ended January 31, 2021 and 2020, the Company amortized $15 million and $14 million respectively, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Earnings.
Note 7: Accounting for Leases as a Lessor
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The allowance for credit losses represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The components of financing receivables were as follows:

	As of
	January 31, 2021	October 31, 2020
	In millions
Minimum lease payments receivable	$9,532	$9,448
Unguaranteed residual value	375	364
Unearned income	(750)	(754)
Financing receivables, gross	9,157	9,058
Allowance for credit losses	(203)	(154)
Financing receivables, net	8,954	8,904
Less: current portion	(3,883)	(3,794)
Amounts due after one year, net	$5,071	$5,110

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As of January 31, 2021 and October 31, 2020, scheduled maturities of the Company's minimum lease payments receivable were as follows:

	As of
	January 31, 2021	October 31, 2020
Fiscal year	In millions
Remainder of fiscal 2021	$3,328	$4,182
2022	2,910	2,662
2023	1,872	1,572
2024	960	720
2025	372	252
Thereafter	90	60
Total undiscounted cash flows	$9,532	$9,448
Present value of lease payments (recognized as finance receivables)	$8,782	$8,694
Unearned income	$750	$754
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. For the transfer of receivables that qualifies the true-sale accounting criteria in accordance with Accounting Standards Codification ("ASC") 860 - Transfers and Servicing of Financial Assets, the Company derecognizes the carrying value of the receivable transferred and recognizes a net gain or loss on the sale. For transfer of receivables that do not satisfy the true-sale accounting criteria, the Company accounts the obligation as unsecured debt and records the short-term portion in Notes payable and short-term borrowings and long-term portion in Long-term debt in its Condensed Consolidated Balance Sheets. During the three months ended January 31, 2021 the Company sold $57 million of financing receivables, for which $11 million did not satisfy the true-sale accounting criteria. During the fiscal year ended October 31, 2020, the Company sold $103 million of financing receivables.
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
The credit risk profile of financing receivables, based on internal risk ratings as of January 31, 2021, presented on amortized cost basis by year of origination was as follows:

	As of January 31, 2021
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2021	$483	$434	$28
2020	1,882	1,522	84
2019	1,257	1,120	79
2018	671	679	82
2017 and prior	338	408	90
Total	$4,631	$4,163	$363

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The credit risk profile of gross financing receivables, based on internal risk ratings as of October 31, 2020, was as follows:

As of
October 31, 2020
In millions
Risk Rating:
Low	$4,590
Moderate	4,091
High	377
Total	$9,058
Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB– or higher, while accounts rated moderate risk generally have the equivalent of BB+ or lower. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of impairment. Effective November 1, 2020, under the new guidance for credit losses, the Company discloses its credit quality by year of origination. The credit quality indicators do not reflect any mitigation actions taken to transfer credit risk to third parties.
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of January 31, 2021 and October 31, 2020 and the respective changes during the three and twelve months then ended were as follows:

	As of
	January 31, 2021	October 31, 2020
	In millions
Balance at beginning of period	$154	$131
Adjustment for adoption of the new credit loss standard	28	—
Provision for credit losses	18	43
Adjustment to the existing allowance	19	—
Write-offs	(16)	(20)
Balance at end of period	$203	$154
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	January 31, 2021	October 31, 2020
	In millions
Billed:(1)
Current 1-30 days	$379	$340
Past due 31-60 days	41	43
Past due 61-90 days	30	22
Past due > 90 days	125	140
Unbilled sales-type and direct-financing lease receivables	8,582	8,513
Total gross financing receivables	$9,157	$9,058
Gross financing receivables on non-accrual status(2)	$367	$364
Gross financing receivables 90 days past due and still accruing interest(2)	$95	$74

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Operating Leases
Operating lease assets included in Property, plant and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2021	October 31, 2020
	In millions
Equipment leased to customers	$7,225	$7,184
Accumulated depreciation	(3,218)	(3,157)
Total	$4,007	$4,027
Minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

As of
January 31, 2021
Fiscal year	In millions
Remainder of fiscal 2021	$1,432
2022	1,219
2023	577
2024	117
2025	11
Thereafter	1
Total	$3,357
If a lease is classified as an operating lease, the Company records lease revenue on a straight line basis over the lease term. At commencement of an operating lease, initial direct costs are deferred and are expensed over the lease term on the same basis as the lease revenue is recorded.
The following table presents amounts included in the Condensed Consolidated Statement of Earnings related to lessor activity as of January 31, 2021:

	Three Months Ended January 31,
	2021	2020
	In millions
Sales-type leases and direct financing leases:
Interest income	$122	$113
Lease income - operating leases	604	625
Total lease income	$726	$738
Variable Interest Entities
The Company has issued asset-backed debt securities under a fixed-term securitization program to private investors. The asset-backed debt securities are collateralized by the U.S. fixed-term financing receivables and leased equipment in the offering, which is held by a Special Purpose Entity (“SPE”). The SPE meets the definition of a VIE and is consolidated, along with the associated debt, into the Condensed Consolidated Financial Statements as the Company is the primary beneficiary of the VIE. The SPE is a bankruptcy-remote legal entity with separate assets and liabilities. The purpose of the SPE is to facilitate the funding of customer receivables and leased equipment in the capital markets.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the assets and liabilities held by the consolidated VIE as of January 31, 2021, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of
	January 31, 2021	October 31, 2020
Assets held by VIE	In millions
Other current assets	$119	$120
Financing receivables
Short-term	$494	$531
Long-term	$478	$584
Property, plant and equipment	$569	$665
Liabilities held by VIE
Notes payable and short-term borrowings, net of unamortized debt issuance costs	$847	$886
Long-term debt, net of unamortized debt issuance costs	$627	$834

Note 8: Goodwill
The following table represents the change in carrying value of goodwill, by reportable segment, for three months ended January 31, 2021:

	Compute	HPC & MCS	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Balance at October 31, 2020 and January 31, 2021 (1) (2)	$7,532	$3,616	$3,946	$2,566	$144	$213	$18,017

(1)As a result of the organizational realignments which were effective as of November 1, 2020, (described in Note 1, "Overview and Summary of Significant Accounting Policies"), $213 million of goodwill was reallocated from Storage segment to Corporate Investments and Other segment as of the beginning of the period using a relative fair value approach.
(2)Goodwill is net of accumulated impairment losses of $953 million. Of this amount, $865 million related to the HPC & MCS reporting unit was recorded during the second quarter of 2020 and $88 million related to the CMS reporting unit within Corporate Investments and Other was recorded during the fourth quarter of fiscal 2018. There is no goodwill remaining in the CMS reporting unit.
Effective at the beginning of the first quarter of fiscal 2021, the Company's operations were realigned into six segments for financial reporting purposes. The Company's reporting units containing goodwill are consistent with the reportable segments identified in Note 2, "Segment Information" with the exception of Corporate Investments and Other which is made up of three reporting units, A & PS, CMS, and Software, of which only Software has goodwill. As a result of this realignment, the Company performed an interim quantitative goodwill impairment test for all of its reporting units as of November 1, 2020, which did not result in any goodwill impairment charges. The fair value of all reporting units continued to exceed the carrying value of their net assets. The excess of fair value over carrying value for our reporting units ranged from approximately 8% to 37% of the respective carrying values. In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease all of the reporting units had an excess of fair value over carrying value, with the exception of HPC & MCS reporting unit.
As of the interim test date, the HPC & MCS reporting unit has goodwill of $3.6 billion and an excess of fair value over carrying value of net assets of 8%. The fair value of the HPC & MCS reporting unit was based on a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. The HPC & MCS business is facing challenges on the current and projected future results as the revenue growth is dependent on timing of delivery and related achievement of customer acceptance milestones. If the Company is not successful in addressing these challenges, the projected revenue growth rates or operating margins could decline resulting in a decrease in the fair value of the HPC & MCS reporting unit. The fair value of the HPC & MCS reporting unit could also be negatively impacted by changes in its weighted

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
average cost of capital, changes in management's business strategy or significant and sustained declines in the stock price, which could result in an indicator of impairment.
In addition, should economic conditions deteriorate, estimates of future cash flows for each of the Company's reporting units may be insufficient to support the carrying value and the goodwill assigned to them, requiring impairment charges. Further impairment charges, if any, may be material to the results of operations and financial position.
The Company will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.
Note 9: Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2021				As of October 31, 2020
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$821	$—	$821	$—	$939	$—	$939
Money market funds	1,605	—	—	1,605	1,167	—	—	1,167
Foreign bonds	—	132	—	132	—	125	—	125
Other debt securities	—	—	20	20	—	—	21	21
Derivative Instruments:
Interest rate contracts	—	202	—	202	—	220	—	220
Foreign exchange contracts	—	144	—	144	—	290	—	290
Other derivatives	—	1	—	1	—	—	—	—
Total assets	$1,605	$1,300	$20	$2,925	$1,167	$1,574	$21	$2,762
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$1	$—	$1	$—	$2	$—	$2
Foreign exchange contracts	—	360	—	360	—	189	—	189
Other derivatives	—	1	—	1	—	3	—	3
Total liabilities	$—	$362	$—	$362	$—	$194	$—	$194
The Company uses valuation techniques that are based upon observable and unobservable inputs. Observable inputs are developed using market data such as publicly available information and reflect the assumptions market participants would use, while unobservable inputs are developed using the best information available about the assumptions market participants would use.
Other Fair Value Disclosures
Short-Term and Long-Term Debt: At January 31, 2021 and October 31, 2020, the estimated fair value of the Company's short-term and long-term debt was $17.0 billion and $17.1 billion, respectively. At January 31, 2021 and October 31, 2020, the carrying value of the Company's short-term and long-term debt was $15.7 billion and $15.9 billion, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
In the second quarter of fiscal 2020, the Company recorded a goodwill impairment charge of $865 million associated with the HPC & MCS reporting unit. The fair value of the Company's reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. For more information on the goodwill impairment, see Note 8 "Goodwill".
Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of January 31, 2021			As of October 31, 2020
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
	In millions
Cash Equivalents:
Time deposits	$821	$—	$821	$939	$—	$939
Money market funds	1,605	—	1,605	1,167	—	1,167
Total cash equivalents	2,426	—	2,426	2,106	—	2,106
Available-for-Sale Debt Investments:
Foreign bonds	112	20	132	108	17	125
Other debt securities	19	1	20	20	1	21
Total available-for-sale debt investments	131	21	152	128	18	146
Total cash equivalents and available-for-sale debt investments	$2,557	$21	$2,578	$2,234	$18	$2,252
As of January 31, 2021 and October 31, 2020, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside of the U.S. as of January 31, 2021 and October 31, 2020. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of available-for-sale debt investments were as follows:

	January 31, 2021
	Amortized Cost	Fair Value
	In millions
Due in one year	$1	$1
Due in more than five years	130	151
	$131	$152
Equity securities investments in privately held companies are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. The carrying amount of those without readily determinable fair values amounted to $301 million and $295 million at January 31, 2021 and October 31, 2020, respectively.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. These amounted to $2.2 billion at January 31, 2021 and October 31, 2020.
The Company did not recognize any impairments on these equity investments during the three months ended January 31, 2021.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of January 31, 2021					As of October 31, 2020
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$3,850	$—	$202	$—	$—	$3,850	$—	$220	$—	$—
Cash flow hedges:
Foreign currency contracts	7,749	27	33	179	116	7,652	75	85	95	38
Interest rate contracts	500	—	—	1	—	500	—	—	2	—
Net investment hedges:
Foreign currency contracts	1,819	16	29	21	27	1,804	34	44	11	9
Total derivatives designated as hedging instruments	13,918	43	264	201	143	13,806	109	349	108	47
Derivatives not designated as hedging instruments
Foreign currency contracts	5,816	33	6	14	3	6,157	43	9	35	1
Other derivatives	123	1	—	1	—	105	—	—	3	—
Total derivatives not designated as hedging instruments	5,939	34	6	15	3	6,262	43	9	38	1
Total derivatives	$19,857	$77	$270	$216	$146	$20,068	$152	$358	$146	$48
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

	As of January 31, 2021
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$347	$—	$347	$176	$188	(1)	$(17)
Derivative liabilities	$362	$—	$362	$176	$168	(2)	$18

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of October 31, 2020
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
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of January 31, 2021, of the $168 million of collateral posted, $67 million was in cash and $101 million was through re-use of counterparty collateral. As of October 31, 2020, $55 million of collateral posted was entirely by way of re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying amount of the hedged assets/ (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/ (liabilities)
	As of		As of
	January 31, 2021	October 31, 2020	January 31, 2021	October 31, 2020
	In millions		In millions
Long-term debt	$(4,042)	$(4,059)	$(202)	$(220)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	Three months ended January 31, 2021	Three months ended January 31, 2020
	In millions
Derivatives in Cash Flow Hedging relationship
Foreign exchange contracts	$(329)	$76
Interest rate contracts	—	(1)
Derivatives in Net Investment Hedging relationship
Foreign exchange contracts	(74)	21
Total	$(403)	$96
As of January 31, 2021, the Company expects to reclassify an estimated net accumulated other comprehensive loss of approximately $69 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments on the Condensed Consolidated Statements of Earnings were as follows:

	Gains (Losses) Recognized in Income
	Three months ended January 31, 2021		Three months ended January 31, 2020
	Net revenue	Interest and other, net	Net revenue	Interest and other, net
	In millions
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded	$6,833	$(44)	$6,949	$(19)
Gains (losses) on derivatives in fair value hedging relationships
Interest rate contracts
Hedged items	$—	$18	$—	$(29)
Derivatives designated as hedging instruments	—	(18)	—	29
Gains (losses) on derivatives in cash flow hedging relationships
Foreign exchange contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	(64)	(213)	26	43
Interest rate contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	—	(1)	—	—
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	(41)	—	(54)
Other derivatives	—	1	—	(3)
Total gains (losses)	$(64)	$(254)	$26	$(14)

Note 11: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-terms debt were as follows:

	As of
	January 31, 2021	October 31, 2020
	In millions
Current portion of long-term debt	$2,712	$2,768
FS commercial paper	686	677
Notes payable to banks, lines of credit and other	329	310
Total notes payable and short-term borrowings	$3,727	$3,755
Long-term debt	11,963	12,186
Total Debt	$15,690	$15,941

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Asset-backed Debt Securities
In March 2021, the Company issued $1.0 billion of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.49%, payable monthly from April 2021 with a stated final maturity date of March 2031.
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of January 31, 2021 and October 31, 2020, no borrowings were outstanding under the Parent Programs, and $686 million and $677 million, respectively, were outstanding under the subsidiary’s program.
Note 12: Stockholders' Equity
The components of Accumulated other comprehensive loss, net of taxes as of January 31, 2021, and changes during the three months ended January 31, 2021 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$18	$(7)	$(3,473)	$(477)	$(3,939)
Other comprehensive (loss) income before reclassifications	3	(329)	—	21	(305)
Reclassifications of (gains) losses into earnings	—	278	72	—	350
Tax (provision) benefit	—	5	(5)	(2)	(2)
Balance at end of period	$21	$(53)	$(3,406)	$(458)	$(3,896)

The components of Accumulated other comprehensive loss, net of taxes as of January 31, 2020, and changes during the three months ended January 31, 2020 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$23	$53	$(3,366)	$(437)	$(3,727)
Effect of change in accounting principle	—	(10)	—	(33)	(43)
Other comprehensive (loss) income before reclassifications	2	75	17	(4)	90
Reclassifications of (gains) losses into earnings	(3)	(69)	61	—	(11)
Tax (provision) benefit	—	(1)	(9)	1	(9)
Balance at end of period	$22	$48	$(3,297)	$(473)	$(3,700)
Share Repurchase Program
On April 6, 2020, the Company announced that it suspended purchases under its share repurchase program in response to the global economic uncertainty that resulted from the worldwide spread of COVID-19. As of January 31, 2021, the Company had a remaining authorization of $2.1 billion for future share repurchases.

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
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three Months Ended January 31,
	2021	2020
	In millions, except per share amounts
Numerator:
Net earnings	$223	$333
Denominator:
Weighted-average shares used to compute basic net EPS	1,300	1,300
Dilutive effect of employee stock plans	15	15
Weighted-average shares used to compute diluted net EPS	1,315	1,315
Net earnings per share:
Basic	$0.17	$0.26
Diluted	$0.17	$0.25
Anti-dilutive weighted-average stock awards(1)	22	1

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 14: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of January 31, 2021, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products-related show cause notice affirming certain duties and penalties against HP India and the named individuals of approximately $386 million, of which HP India had already deposited $9 million. On December 11, 2012, HP India voluntarily deposited an additional $10 million in connection with the products-related show cause notice. On April 20, 2012, the Commissioner issued an order on the parts-related show cause notice affirming certain duties and penalties against HP India and certain of the named individuals of approximately $17 million, of which HP India had already deposited $7 million. After the order, HP India deposited an additional $3 million in connection with the parts-related show cause notice to avoid certain penalties.
HP India filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to remand the matter to the Commissioner on procedural grounds. The hearings were scheduled to reconvene on April 6, 2015, and again on November 3, 2015 April 11, 2016, and January 15, 2019, but were canceled at the request of the Customs Tribunal. The hearing was again rescheduled for January 20, 2021 but was postponed and has not yet been rescheduled.
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
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals aged 40 and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On September 20, 2017, the court granted the defendants' motion to compel arbitration and administratively closed the case pending resolution of the arbitration proceedings. On

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
November 30, 2017, three named plaintiffs filed a single arbitration demand. Thirteen additional plaintiffs later joined the arbitration. On December 22, 2017, defendants filed a motion to (1) stay the case pending arbitrations and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand. On February 6, 2018, the court granted the motion to stay and denied the motion to enjoin. The claims of these sixteen arbitration named plaintiffs have been resolved. Additional opt-in plaintiffs were added to the litigation and these claims also were resolved as part of the arbitration process. The stay of the Forsyth class action has been lifted and a Third Amended Complaint was filed on January 7, 2020. Defendants filed a motion to dismiss the Third Amended Complaint on February 6, 2020. On May 18, 2020, the court issued an order granting in part and denying in part Defendants’ motion to dismiss. The court granted Plaintiffs leave to amend their complaint. On July 9, 2020, Plaintiffs filed a Fourth Amended Complaint. On October 15, 2020, Defendants' motion to dismiss the Fourth Amended Complaint was denied. On December 30, 2020, Plaintiffs filed a Motion for Preliminary Class Certification. Defendants’ Opposition to Plaintiffs’ Motion was filed on February 23, 2021. A hearing date on the Motion for Preliminary Class Certification is tentatively scheduled for April 15, 2021.
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
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition. Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix’s alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On June 14, 2018, the court heard oral argument on HPE's and Oracle's cross-motions for summary judgment. On January 29, 2019, the court granted HPE’s Motion for Summary Judgment as to all of Oracle’s claims and vacated the trial date. On February 20, 2019, the court entered judgment in favor of HPE, dismissing Oracle’s claims in their entirety. Oracle has appealed the trial court’s ruling to the United States Court of Appeals for the Ninth Circuit. On August 20, 2020, the United States Court of Appeals for the Ninth Circuit issued its ruling, affirming in part and reversing in part the trial court’s decision granting summary judgment in favor of HPE. On October 6, 2020, the matter was remanded to the United States District Court for the Northern District of California for further proceedings consistent with the ruling from the United States Court of Appeals for the Ninth Circuit. The United States District Court for the Northern District of California has set a hearing date on summary judgment motions for June 3, 2021 and a trial date for November 29, 2021.
Network-1 Technologies, Inc. v. Alcatel-Lucent USA Inc., et al. This patent infringement action was filed on September 15, 2011 in the United States District Court for the Eastern District of Texas, alleging that various Hewlett Packard Enterprise switches and access points infringe Network-1’s patent relating to the 802.3af and 802.3at “Power over Ethernet” standards. Network-1 seeks damages, attorneys’ fees and costs, and declaratory and injunctive relief. A jury trial was conducted beginning

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
on November 6, 2017. On November 13, 2017, the jury returned a verdict in favor of HPE, finding that HPE did not infringe Network-1’s patent and that the patent was invalid. On August 29 2018, the court denied Network-1's motion for a new trial on infringement and entered the jury's verdict finding that HPE does not infringe the relevant Network-1 patent. The court also granted Network-1's motion for Judgment as a Matter of Law on validity. Network-1 has appealed the jury verdict of non-infringement to the United States Court of Appeals for the Federal Circuit. HPE has cross-appealed the court’s decision to grant Network-1's motion for Judgment as a Matter of Law on validity. Appellate briefing has been completed. The Federal Circuit Court of Appeal held oral argument on November 4, 2019. On September 24, 2020, the Federal Circuit issued its ruling, affirming-in-part and reversing-in-part the jury's verdict, and finding that an erroneous claim construction was presented to the jury that prejudiced Network-1. HPE filed a petition for rehearing with the Federal Circuit that was denied on November 20, 2020. The matter has been remanded back to United States District Court for the Eastern District of Texas for further proceedings consistent with the Federal Circuit's ruling.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:
•Executive Overview.  A discussion of our business and summary analysis of financial and other highlights, including non-GAAP financial measures, affecting the Company in order to provide context to the remainder of the MD&A.
•Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
•Results of Operations.  An analysis of our financial results comparing the three months ended January 31, 2021 to the prior-year period. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.
•Liquidity and Capital Resources.  An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.
•Contractual and Other Obligations.  An overview of contractual obligations, retirement benefit plan funding, restructuring plans, uncertain tax positions,and off-balance sheet arrangements.
We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from period-to-period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Condensed Consolidated Financial Statements. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.
The following Executive Overview, Results of Operations and Liquidity discussions and analysis compare the three months ended January 31, 2021 to the prior-year period, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of January 31, 2021, unless otherwise noted.
        For purposes of this MD&A section, we use the terms "Hewlett Packard Enterprise", "HPE", the "Company", "we", "us" and "our" to refer to Hewlett Packard Enterprise Company.
EXECUTIVE OVERVIEW
We are a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze and act upon data seamlessly from edge to cloud. We enable customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Our legacy dates to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers.
The global pandemic has brought a renewed focus on digital transformation as businesses are rethinking everything from remote work and collaboration to business continuity and data insight. As the world recovers from the global pandemic, our customers are looking for the agility and simplicity of the cloud native world with the flexibility and control of a hybrid business model. HPE acted intentionally and quickly last year to become a more agile organization to enable our ability to innovate. While the macro economic uncertainties remain with Covid-19 as new variants emerge, we remain cautiously optimistic as Covid-19 vaccines are now being broadly distributed and administered. We expect to see gradual improvement as the world heads to recovery in customer spending through the remainder of fiscal 2021. Across all of our HPE businesses, we are aligning resources, unlocking operating leverage, and investing in growth so we can continue to help our customers transform and digitize their businesses.
Our operations are organized into six reportable segments for financial reporting purposes: Compute; High Performance Computing & Mission-Critical Solutions ("HPC & MCS"); Storage; Intelligent Edge; HPE Financial Services ("FS"); and Corporate Investments and Other. Our 2021 first fiscal quarter total net revenue of $6.8 billion was down 1.7% or down 2.5% when adjusted for currency, while we delivered a strong gross profit margin despite challenges from the global pandemic. Our

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
GAAP gross margin was 33.5%, up 0.7 percentage points and non-GAAP gross profit margin was 33.7%, up 0.3 percentage points. Our GAAP operating margin was 3.2%, down 1.8 percentage points compared to prior year period due primarily to higher investments in our transformation programs. Our non-GAAP operating profit margin was 11.3%, up 1.3 percentage points from the prior year period, as a result of cost savings from our transformation programs. For the first quarter of fiscal 2021, we generated $963 million of cash flow from operations and $563 million of free cash flows through disciplined execution, strong expense management and critical investment prioritization.
Financial Results
The following table summarizes our consolidated GAAP financial results:

	Three Months Ended January 31,
	2021	2020	Change
	In millions, except per share amounts
Net revenue	$6,833	$6,949	(1.7)%
Gross profit	$2,288	$2,282	0.3%
Gross profit margin	33.5%	32.8%	0.7 pts
Earnings from operations	$222	$348	(36.2)%
Operating profit margin	3.2%	5.0%	(1.8) pts
Net earnings	$223	$333	(33.0)%
Diluted net earnings per share	$0.17	$0.25	$(0.08)
Cash flow from operations	$963	$(79)	$1,042
The following table summarizes our consolidated Non-GAAP financial results:

	Three Months Ended January 31,
	2021	2020	Change
	In millions, except per share amounts
Net revenue adjusted for currency	$6,773	$6,949	(2.5)%
Non-GAAP gross profit	$2,303	$2,318	(0.6)%
Non-GAAP gross profit margin	33.7%	33.4%	0.3 pts
Non-GAAP earnings from operations	$773	$695	11.2%
Non-GAAP operating profit margin	11.3%	10.0%	1.3 pts
Non-GAAP net earnings	$679	$657	3.3%
Non-GAAP diluted net earnings per share	$0.52	$0.50	$0.02
Free cash flow	$563	$(185)	$748
Each non-GAAP measure has been reconciled to the most directly comparable GAAP measure herein. Please refer to the section "GAAP to Non-GAAP Reconciliations" included in this MD&A for these reconciliations, usefulness of non-GAAP financial measures, and material limitations associated with the use of non-GAAP financial measures.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Returning capital to our shareholders remains an important part of capital allocation framework that consist of capital returns to shareholders and strategic investments. During the first quarter of fiscal 2021, we paid a quarterly dividend of $0.12 per share to our shareholders. On March 2, 2021 we declared our fiscal 2021 second quarterly dividend of $0.12 per share, payable on or about April 7, 2021, to stockholders of record as of the close of business on March 10, 2021. As a result of uncertainties due to COVID-19, we suspended purchases under our share repurchase program previously authorized by our Board of Directors. As of January 31, 2021, we had a remaining authorization of $2.1 billion for future share repurchases.
We believe our existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, are sufficient to satisfy our working capital needs, capital asset purchases, dividends, debt repayments and other liquidity requirements associated with its existing operations. As of January 31, 2021, our cash, cash equivalents and restricted cash were $4.5 billion, compared to the October 31, 2020 balance of $4.6 billion. We maintain a $4.75 billion five year senior unsecured committed credit facility that was entered into in August 2019. As of January 31, 2021 no borrowings were outstanding under this credit facility.
Subsequent Events
On March 3, 2021, we issued $1.0 billion of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.49%, payable monthly from April 2021 with a stated final maturity date of March 2031.
On February 23, 2021, we completed the acquisition of CloudPhysics, an innovative company with a SaaS-based, data-driven platform for smarter IT across on-premises and cloud. This acquisition extends our ability to bring real world insights to customers and partners across most IT environments.
Trends and Uncertainties
We are in the process of addressing many challenges facing our business, including effects of COVID-19, a discussion of which is available in sections entitled "Risk Factors" in Item 1A of Part I and "Trends and Uncertainties" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
Updates to the COVID-19 response included in 10-K
COVID-19 vaccines are now broadly distributed and administered. While it is not possible at this time to broadly offer on-site vaccination opportunities to our workforce due to vaccine scarcity and storage requirements, we are monitoring developments and will evaluate opportunities to partner with governments, health authorities, and others as they arise. HPE is committed to help support costs for the vaccine through HPE health benefits or other programs, to the extent not covered by government programs, medical plans or other sources.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that COVID-19 could have on our significant accounting estimates. Significant estimates that are based on a forecast include inventory reserves, provision for taxes, valuation allowance for deferred taxes, and impairment assessment of goodwill, intangible assets and other long lived assets. The Company believes that these estimates, judgements and assumptions are reasonable under the circumstances, and are subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates change, it could adversely affect Company’s results of operations. Additionally, as the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates, judgements and assumptions may evolve as conditions change. Management believes that there have been no significant changes during the three months ended January 31, 2021, with the exception of certain accounting policies that were updated resulting from our adoption of the Current Expected Credit Losses standard (See Note 1 in Item 1, "Overview and Summary of Significant Accounting Policies"), to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements, see Note 1 in Item 1, "Overview and Summary of Significant Accounting Policies".
RESULTS OF OPERATIONS
Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue on a constant currency basis, which assumes no change in foreign currency exchange rates from the prior-year period and does not adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This change in revenue on a constant currency basis is calculated as the quotient of (a) current year revenue converted to U.S. dollars using the prior-year period's foreign currency exchange rates divided by (b) the prior-year period revenue. This information is provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended January 31,
	2021		2020
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$6,833	100.0%	$6,949	100.0%
Cost of sales	4,545	66.5	4,667	67.2
Gross profit	2,288	33.5	2,282	32.8
Research and development	468	6.8	485	7.0
Selling, general and administrative	1,159	17.0	1,218	17.5
Amortization of intangible assets	110	1.6	120	1.7
Transformation costs	311	4.6	89	1.3
Acquisition, disposition and other related charges	18	0.3	22	0.3
Earnings from operations	222	3.2	348	5.0
Interest and other, net	(44)	(0.7)	(19)	(0.3)
Tax indemnification adjustments	(16)	(0.2)	(21)	(0.3)
Non-service net periodic benefit credit	17	0.3	37	0.5
Earnings from equity interests	26	0.4	33	0.5
Earnings before taxes	205	3.0	378	5.4
(Provision) benefit for taxes	18	0.3	(45)	(0.6)
Net earnings	$223	3.3%	$333	4.8%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Stock-based compensation expense is included within costs and expenses presented in the table above as follows:

	Three Months Ended January 31,
	2021	2020
	In millions
Cost of sales	$13	$13
Research and development	37	27
Selling, general and administrative	60	53
Acquisition, disposition and other related charges	3	—
Total	$113	$93

Three Months Ended January 31, 2021 compared with the three months ended January 31, 2020
Net Revenue
For the three months ended January 31, 2021, total net revenue was $6.8 billion, decreased by $116 million, or 1.7% (decreased 2.5% on a constant currency basis), as compared to the prior-year period. U.S. net revenue decreased by $140 million, or 6.0%, to $2.2 billion, and net revenue from outside of the U.S. decreased by $24 million, or 0.5%, to $4.6 billion. Net revenue was impacted for the three months ended January 31, 2021 due to multiple factors which include the impact from a challenging macro-economic environment, timing of delivery and related achievement of customer acceptance milestones, and highly competitive environment. However we experienced strong momentum of revenue growth in our WLAN and Switching product offerings. Additionally, the general weakening of the U.S. dollar relative to certain foreign currencies during the three months ended January 31, 2021 compared to the same period in 2020, had a favorable impact on net revenue.
From a segment perspective, the net revenue decrease in the three months ended January 31, 2021, as compared to the prior-year period, was primarily led by declines in HPC & MCS, Storage, and Compute, partially offset by a net revenue increase in Intelligent Edge. The components of the weighted net revenue change by segment were as follows:

Three Months Ended January 31, 2021
Percentage points
Compute	(0.6)
HPC & MCS	(1.1)
Storage	(0.8)
Intelligent Edge	1.2
Financial Services	—
Corporate Investments and Other	(0.2)
Total Segment	(1.5)
Elimination of Intersegment net revenue	(0.2)
Total HPE	(1.7)
Please refer to the section "Segment Information" below for the discussion of the segment result on each of our reportable segments.
Gross Profit
For the three months ended January 31, 2021, as compared to the prior-year period, total gross profit margin increased 0.7 percentage points. The gross profit margin increase was primarily due to a favorable mix of revenue from higher margin products and services, improved pricing and operational efficiency achieved through our transformation programs, partially offset by higher supply chain costs and higher variable compensation expense.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Research and Development
Research and development ("R&D") expense decreased by $17 million, or 4% for the three months ended January 31, 2021, as compared to the prior-year period, due primarily to the cost savings achieved as we rationalize our R&D through transformation programs by focusing investment in growth areas, and lower travel expenses, partially offset by higher variable compensation expense.
Selling, General and Administrative
Selling, general and administrative expense decreased by $59 million, or 5% for the three months ended January 31, 2021, as compared to the prior-year period, due primarily to the cost savings achieved through our transformation programs and lower travel expenses, partially offset by higher variable compensation and on-going expenses from business acquisitions.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $10 million, or 8% for the three months ended January 31, 2021, as compared to the prior-year period, due to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods and increase in write-off of certain intangible assets in the prior-year period, partially offset by an increase in the amortization of intangible assets from recent business acquisition.
Transformation Costs
Transformation programs are comprised of the cost optimization and prioritization plan we introduced in May 2020, and the HPE Next Initiative.
Transformation costs increased by $222 million, or 249%, for the three months ended January 31, 2021, as compared to the prior-year period, due primarily to the restructuring charges and the program management charges recorded in the current period in connection with the cost optimization and prioritization plan, partially offset by lower restructuring charges from the HPE Next initiative.
See Note 3, "Transformation Programs", for discussion on the Transformation Costs.
Interest and Other, Net
Interest and other, net expense increased by $25 million for the three months ended January 31, 2021, as compared with the prior-year period, due primarily to lower gain on the sale of certain assets in the current year period, partially offset by favorable currency fluctuations.
Tax Indemnification Adjustments
We recorded tax indemnification expense of $16 million and $21 million for the three months ended January 31, 2021 and 2020, respectively. For the three months ended January 31, 2021 and 2020, the amount primarily resulted from changes in certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc. and for which we are indemnified under the Termination and Mutual Release Agreement. For the three months ended January 31, 2021, the amount also included changes to certain pre-divestiture tax liabilities related to our Enterprise Services business spun off in 2017.
Non-service net periodic benefit
Non-service net periodic benefit credit decreased by $20 million for the three months ended January 31, 2021, as compared with the prior-year periods, due primarily to lower expected returns on plan assets.
Provision for Taxes
Our effective tax rate was (8.8)% and 11.9% for the three months ended January 31, 2021 and 2020, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but may also be materially impacted by discrete tax adjustments during the fiscal year.
See Note 5, "Taxes on Earnings", for discussion on provision for taxes.

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
As described in Item 1, Note 1, "Overview and Summary of Significant Accounting Policies", effective at the beginning of the first quarter of fiscal 2021, we (a) excluded stock-based compensation expense from our segment earnings from operations; and (b) implemented certain organizational changes to align our segment financial reporting more closely with our current business structure. As result of these organizational change, our operations are now organized into six segments for financial reporting purposes:Compute, HPC & MCS, Storage, Intelligent Edge, FS, and Corporate Investments and Other. The Corporate Investments and Other Segment now includes the A & PS operating segment, the Communications and Media Solutions operating segment, the Software operating segment, and the Hewlett Packard Enterprise Labs which is responsible for research and development. We reflected these changes in our segment information retrospectively to the earliest period presented, which primarily resulted in the realignment of net revenue, and operating profit for each of the segments. These changes had no impact on Hewlett Packard Enterprise's previously reported consolidated results.
As a result of this organizational change, we performed an interim quantitative goodwill impairment test for all of our reporting units as of November 1, 2020, which did not result in any goodwill impairment charges. The fair value of all reporting units continued to exceed the carrying value of their net assets and did not result in impairment. The excess of fair value over carrying value for our reporting units ranged from approximately 8% to 37% of the respective carrying values. In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease all of the reporting units had an excess of fair value over carrying value, with the exception of HPC & MCS reporting unit. Should economic conditions deteriorate, estimates of future cash flows for each of our reporting units may be insufficient to support the carrying value and the goodwill assigned to them, requiring impairment charges. Further impairment charges, if any, may be material to the results of operations and financial position. We will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.
Segment Results
The following provides an overview of our key financial metrics by segment for the three months ended January 31, 2021, as compared to the prior-year period:

	Compute	HPC & MCS	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	HPE Consolidated

Net revenue(1)	$2,986	$762	$1,193	$806	$860	$321	$6,833
Year-over-year change %	(1.5)%	(9.2)%	(4.7)%	11.9%	0.1%	(1.8)%	(1.7)%
Earnings (loss) from operations(2)	$342	$43	$235	$152	$84	$(31)	$222
Earnings (loss) from operations as a % of net revenue	11.5%	5.6%	19.7%	18.9%	9.8%	(9.7)%	3.2%
Year-over-year change percentage points	0.8 pts	(1.9) pts	(0.3) pts	6.8 pts	1.1 pts	6.5 pts	1.3 pts

(1)HPE consolidated net revenue excludes intersegment net revenue.
(2)Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of initial direct costs, amortization of intangible assets, transformation costs and acquisition, disposition and other related charges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Compute

	Three months ended January 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$2,986	$3,030	(1.5)%
Earnings from operations	$342	$324	5.6%
Earnings from operations as a % of net revenue	11.5%	10.7%

Three months ended January 31, 2021 compared with three months ended January 31, 2020
Compute net revenue decreased by $44 million, or 1.5% (decreased 2.2% on a constant currency basis), for the three months ended January 31, 2021 as compared to the prior-year period.
Net revenue in Compute decreased primarily due to the impact of the pace and timing of economic recovery from COVID-19 partially offset by favorable currency fluctuations. While Compute experienced a decline in unit shipments, revenue was favorably impacted due to a shift towards products with higher average unit prices.
Compute earnings from operations as a percentage of net revenue increased 0.8 percentage points for the three months ended January 31, 2021, as compared to the prior-year period, due to a decrease in operating expenses as a percentage of net revenue, while the cost of products and services as a percentage of net revenue remained relatively flat. The decrease in operating expense as a percentage of net revenue was primarily due to cost savings from our transformation programs, partially offset by higher variable compensation expense.

HPC & MCS

	Three Months Ended January 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$762	$839	(9.2)%
Earnings from operations	$43	$63	(31.7)%
Earnings from operations as a % of net revenue	5.6%	7.5%

Three months ended January 31, 2021 compared with three months ended January 31, 2020
HPC & MCS net revenue decreased by $77 million, or 9.2% (decreased 9.1% on a constant currency basis), for the three months ended January 31, 2021, as compared to the prior-year period.
Net revenue in HPC & MCS decreased primarily due to timing of delivery and related achievement of customer acceptance milestones. We expect timing of the milestone achievement to even out during the remainder of the fiscal year.
HPC & MCS earnings from operations as a percentage of net revenue decreased 1.9 percentage points for the three months ended January 31, 2021, as compared to the prior-year period, primarily due to an increase in operating expenses as a percentage of net revenue, while cost of products and services as a percentage of net revenue remained relatively flat. The increase in operating expenses as a percentage of net revenue was primarily due to the scale of net revenue decline along with an increase in field selling costs and variable compensation expense. These were partially offset by the cost savings from our transformation programs.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Storage

	Three Months Ended January 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$1,193	$1,252	(4.7)%
Earnings from operations	$235	251	(6.4)%
Earnings from operations as a % of net revenue	19.7%	20.0%

Three months ended January 31, 2021 compared with three months ended January 31, 2020
Storage net revenue decreased by $59 million or 4.7% (decreased 5.6% on a constant currency basis), for the three months ended January 31, 2021 as compared to the prior-year period. The Storage segment was impacted by reduced demand coupled with competitive pricing pressures. As a result, net revenue declined in Traditional Storage products. Net revenue also declined in the Simplivity and 3PAR products as we continue our transition to more software-rich products in the hyperconverged portfolio and primary storage market respectively. Partially offsetting the net revenue decline was revenue growth from HPE Primera and HPE Nimble Storage.
Storage earnings from operations as a percentage of net revenue decreased 0.3 percentage points for the three months ended January 31, 2021, as compared to the prior-year period, due to a decrease in cost of products and services as a percentage of net revenue, partially offset by an increase in operating expenses as a percentage of net revenue. The decrease in cost of products and services as a percentage of net revenue was due primarily to favorable mix of revenue from higher-margin Storage services and software-rich HPE Nimble and Primera products, and improved operational efficiencies achieved through our transformation programs, the effects of which were partially offset by competitive pricing pressures and higher variable compensation expense. The increase in operating expenses as a percentage of net revenue was due primarily to the scale of the net revenue decline, while total operating expenses declined during the period due to lower field selling costs, partially offset by higher variable compensation expense.
Intelligent Edge

	Three Months Ended January 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$806	$720	11.9%
Earnings from operations	$152	$87	74.7%
Earnings from operations as a % of net revenue	18.9%	12.1%

Three months ended January 31, 2021 compared with three months ended January 31, 2020
Intelligent Edge net revenue increased by $86 million, or 11.9% (increased 10.6% on a constant currency basis), for the three months ended January 31, 2021, as compared to the prior-year period.
Net revenue in Intelligent Edge increased primarily due to the addition of revenue from SilverPeak, revenue growth in WLAN and Switching products and favorable foreign currency fluctuations.
Intelligent Edge earnings from operations as a percentage of net revenue increased 6.8 percentage points for the three months ended January 31, 2021 as compared to the prior year period due primarily to a decrease in operating expenses as a percentage of net revenue and a decrease in cost of products and services as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was primarily due to improved operational efficiencies achieved through our transformation programs, lower cost of switching and WLAN product materials, and the impact of SilverPeak acquisition, partially offset by competitive pricing pressures and higher supply chain costs. The decrease in operating expenses as a percentage of net revenue was primarily due to improved operational efficiencies including cost savings from transformation programs partially offset by the addition of expenses from SilverPeak acquisition.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financial Services

	Three Months Ended January 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$860	$859	0.1%
Earnings from operations	$84	$75	12.0%
Earnings from operations as a % of net revenue	9.8%	8.7%

Three months ended January 31, 2021 compared with three months ended January 31, 2020
FS net revenue increased by $1 million, or 0.1% (decreased 1.2% on a constant currency basis), for the three months ended January 31, 2021, as compared to the prior-year period. The increase in net revenue was due primarily to favorable currency fluctuations, largely offset by a decrease in rental revenue due to lower average operating lease assets, along with lower asset management revenue from lease buyouts.
FS earnings from operations as a percentage of net revenue increased 1.1 percentage points for the three months ended January 31, 2021, as compared to the prior-year period, due primarily to lower cost of services as a percentage of net revenue, while operating expenses as a percentage of net revenue remained relatively flat. The decrease to cost of services as a percentage of net revenue resulted from lower depreciation expense and borrowing costs, partially offset by higher bad debt expense.
Financing Volume

	Three Months Ended January 31,
	2021	2020
	In millions
Financing volume	$1,245	$1,408
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased by 11.6% for the three months ended January 31, 2021 as compared to the prior-year period. The decrease was primarily driven by lower financing associated with third-party product sales and related service offerings.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	January 31, 2021	October 31, 2020
	Dollars in millions
Financing receivables, gross	$9,157	$9,058
Net equipment under operating leases	4,007	4,027
Capitalized profit on intercompany equipment transactions(1)	296	315
Intercompany leases(1)	93	92
Gross portfolio assets	13,553	13,492
Allowance for credit losses(2)	203	154
Operating lease equipment reserve	46	64
Total reserves	249	218
Net portfolio assets	$13,304	$13,274
Reserve coverage	1.8%	1.6%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.8 billion and $11.7 billion at January 31, 2021 and October 31, 2020, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both January 31, 2021 and October 31, 2020 was $1.7 billion.
As of January 31, 2021 and October 31, 2020, FS net cash and cash equivalents balances were approximately $713 million and $729 million, respectively.
FS bad debt expense includes charges to general reserves, specific reserves and write-offs for sales-type, direct-financing and operating leases. For the three months ended January 31, 2021 and 2020, FS recorded net bad debt expense of $28 million and $14 million, respectively.
As of January 31, 2021, FS experienced an increase in billed finance receivables compared to October 31, 2020, which included limited impact to collections from customers as a result of COVID-19. We are currently unable to fully predict the extent to which COVID-19 may adversely impact future collections of our receivables.
Corporate Investments and Other

	Three Months Ended January 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$321	$327	(1.8)%
Loss from operations	$(31)	$(53)	41.5%
Loss from operations as a % of net revenue	(9.7)%	(16.2)%

Three months ended January 31, 2021 compared with three months ended January 31, 2020
Corporate Investments and Other net revenue decreased by $6 million, or 1.8% (decreased 3.7% on a constant currency basis), for the three months ended January 31, 2021 as compared to the prior-year period. The decrease in Corporate Investments net revenue was due primarily to a weak demand in A & PS business, resulting from the challenging macroeconomic environment as a result of pandemic. Partially offsetting the net revenue decrease was revenue growth from the Communications and Media Solutions ("CMS") and Software business.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased 6.5 percentage points for the three months ended January 31, 2021, as compared to the prior-year period. The decrease was due primarily to lower cost of services as a percentage of net revenue coupled with a decrease in operating expenses as a percentage of net revenue. The decrease in cost of services as a percentage of net revenue was due primarily to overhead efficiencies and operational efficiency achieved through our transformation programs. The decrease in operating expenses as a percentage of net revenue was primarily due to cost savings from transformation programs.
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
Our cash and cash equivalent balances are held in numerous locations throughout the world, with a majority of the amount held outside the U.S. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Our cash position is strong and we expect that our cash and cash equivalent balances, anticipated cash flow generated from operations and access to capital markets will be sufficient to cover our expected near-term cash outlays.
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
As a result of increased uncertainty due to COVID-19, purchases under our share repurchase program previously authorized by our Board of Directors, were suspended and as such, no purchases were made during the three months ended January 31, 2021. As of January 31, 2021, we had a remaining authorization of $2.1 billion for future share repurchases.
For more information on our share repurchase program, refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds" in Item 2 of Part II.
Liquidity
Our cash flow metrics were as follows:

	Three months ended January 31,
	2021	2020
	In millions
Net cash provided by (used in) operating activities	$963	$(79)
Net cash used in investing activities	(652)	(64)
Net cash used in financing activities	(459)	(385)
Net decrease in cash, cash equivalents and restricted cash	$(148)	$(528)
Operating Activities
For the three months ended January 31, 2021, net cash from operating activities increased by $1.0 billion, as compared to the corresponding period in fiscal 2020. The increase was primarily due to higher cash generated from working capital, higher profitability and lower variable compensation payouts, partially offset by investments in our transformation programs.
Working capital metrics for the three months ended January 31, 2021 compared with the three months ended January 31, 2020

	Three months ended January 31,
	2021	2020	Change
Days of sales outstanding in accounts receivable ("DSO")	39	37	2
Days of supply in inventory ("DOS")	55	49	6
Days of purchases outstanding in accounts payable ("DPO")	(103)	(103)	—
Cash conversion cycle	(9)	(17)	8
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three month period in fiscal 2020, DSO increased primarily due to lower sale of receivables and early payments, partially offset by favorable billings linearity.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three month period in fiscal 2020, DOS increased primarily due to longer inventory cycles in the Cray business.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three month period in fiscal 2020, DPO remained flat.
Investing Activities
For the three months ended January 31, 2021, net cash used in investing activities increased by $588 million, as compared to the corresponding period in fiscal 2020. The increase was primarily due to higher cash utilized for investment in property, plant and equipment, net of sales proceeds by $294 million and higher cash utilized in net financial collateral activities by $345 million as compared to the prior-year period.
Financing Activities
For the three months ended January 31, 2021, net cash used in financing activities increased by $74 million, as compared to the corresponding period in fiscal 2020. The increase was primarily due to higher cash utilized for debt repayment, net of proceeds, by $279 million partially offset by share repurchases of $204 million in the prior year period.
Capital Resources
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.
In December 2020, we filed a shelf registration statement with the Securities and Exchange Commission that allows us to sell, at any time and from time to time, in one or more offerings, debt securities, preferred stock, common stock, warrants, depository shares, purchase contracts, guarantees or units consisting of any of these securities.
Commercial Paper
We maintain two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. Our U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. Our euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed $4.75 billion. In addition, our subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of January 31, 2021 and October 31, 2020, no borrowings were outstanding under the Parent Programs, and $686 million and $677 million, respectively, were outstanding under our subsidiary’s program.
During the first three months of fiscal 2021, we issued $220 million and repaid $240 million of commercial paper.
Revolving Credit Facility
We maintain a $4.75 billion five year senior unsecured committed credit facility that was entered into in August 2019. Loans under the revolving credit facility may be used for general corporate purposes, including support of the commercial paper program. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to the satisfaction of certain conditions, by up to two, one-year periods. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. As of January 31, 2021 and October 31, 2020, no borrowings were outstanding under the Credit Agreement.
Available Borrowing Resources

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
We had the following additional liquidity resources available if needed:

As of January 31, 2021
In millions
Commercial paper programs	$5,064
Uncommitted lines of credit	$1,237

CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
Our contractual obligations have not changed materially since October 31, 2020. For further information see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
Retirement Benefit Plan Funding
For the remainder of fiscal 2021, we anticipate making contributions of approximately $145 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.
Restructuring Plans
As of January 31, 2021, we expect to make future cash payments of approximately $1.2 billion in connection with our approved restructuring plans, which includes $350 million expected to be paid through the remainder of fiscal 2021 and $830 million expected to be paid thereafter. For more information on our restructuring activities, see Note 3, "Transformation Programs".
Uncertain Tax Positions
As of January 31, 2021, we had approximately $425 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $28 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with tax authorities. For more information on our uncertain tax positions, see Note 5, "Taxes on Earnings".
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
GAAP to Non GAAP Reconciliations
Effective at the beginning of the first quarter of fiscal 2021, the Company excluded stock-based compensation expense from its segment earnings from operations results and excluded stock-based compensation expense from non-GAAP results. The Company has reflected this change retrospectively to its financial results retrospectively to the earliest period presented. This change had no impact on Hewlett Packard Enterprise's previously reported consolidated GAAP results. However, the Company reflected the change resulting from the reclassification of its stock-based compensation expense by restating its consolidated non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP earnings from operations, non-GAAP operating profit margin, non-GAAP net earnings and non-GAAP net earnings per share.
The following tables provides reconciliation of GAAP to non-GAAP measures for the three months ended January 31, 2021 and 2020:
Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	Three Months Ended January 31,
	2021		2020
	Dollars in millions	Diluted net earnings per share	Dollars in millions	Diluted net earnings per share
GAAP net earnings	$223	$0.17	$333	$0.25
Non-GAAP adjustments:
Amortization of initial direct costs	2	—	3	—
Amortization of intangible assets	110	0.08	120	0.09
Transformation costs	311	0.23	89	0.07
Stock-based compensation expense	110	0.08	93	0.07
Acquisition, disposition and other related charges	18	0.01	42	0.03
Tax indemnification adjustments	16	0.02	21	0.02
Non-service net periodic benefit credit	(17)	(0.01)	(37)	(0.03)
Loss from equity interests(1)	34	0.03	37	0.03
Adjustments for taxes	(128)	(0.09)	(44)	(0.03)
Non-GAAP net earnings	$679	$0.52	$657	$0.50

(1) Represents the amortization of basis difference adjustments related to the H3C divestiture.
Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	Three Months Ended January 31,
	2021		2020
	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
GAAP earnings from operations	$222	3.2%	$348	5.0%
Non-GAAP adjustments:
Amortization of initial direct costs	2	—%	3	—%
Amortization of intangible assets	110	1.6%	120	1.7%
Transformation costs	311	4.6%	89	1.3%
Stock-based compensation expense	110	1.6%	93	1.4%
Acquisition, disposition and other related charges	18	0.3%	42	0.6%
Non-GAAP earnings from operations	$773	11.3%	$695	10.0%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	Three Months Ended January 31,
	2021		2020
	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
GAAP Net revenue	$6,833	100%	$6,949	100%
GAAP Cost of sales	4,545	66.5%	4,667	67.2%
GAAP Gross profit	$2,288	33.5%	$2,282	32.8%
Non-GAAP adjustments
Amortization of initial direct costs	$2	—%	$3	—%
Stock-based compensation expense	13	0.2%	13	0.2%
Acquisition, disposition and other related charges(1)	—	—%	20	0.4%
Non-GAAP Gross Profit	$2,303	33.7%	$2,318	33.4%

(1) Represent charges related to a non-cash inventory fair value adjustment in connection with the acquisition of Cray, which was included in Cost of Sales.
Reconciliation of net cash provided by (used in) operating activities to free cash flow.

	Three Months Ended January 31,
	2021	2020
	In millions
Net cash provided by (used in) operating activities	$963	$(79)
Investment in property, plant and equipment	(513)	(568)
Proceeds from sale of property, plant and equipment	113	462
Free cash flow	$563	$(185)
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
Net revenue on a constant currency basis assumes no change in the foreign exchange rate from the prior-year period. Non-GAAP gross profit and non-GAAP gross profit margin is defined to exclude charges related to the amortization of initial direct costs, stock-based compensation expense and certain acquisition, disposition and other related charges. Non-GAAP earnings from operations and non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) consist of earnings from operations excluding any charges related to the amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster charges (recovery), stock-based compensation expense and acquisition, disposition and other related charges. Non-GAAP net earnings and Non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges, as well as an

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
adjustment to tax indemnification adjustments, non-service net periodic benefit credit, loss from equity interests, certain income tax valuation allowances and separation taxes, the impact of U.S. tax reform, structural rate adjustment and excess tax benefit from stock-based compensation. In addition, non-GAAP net earnings and non-GAAP diluted net earnings per share are adjusted by the amount of additional taxes or tax benefits associated with each non-GAAP item. We believe that excluding the items mentioned above from these non-GAAP financial measures allows management to better understand our consolidated financial performance in relation to the operating results of our segments. Management does not believe that the excluded items are reflective of ongoing operating results, and excluding them facilitates a more meaningful evaluation of our current operating performance in comparison to our peers. The excluded items can be inconsistent in amount and frequency and/or not reflective of the operational performance of the business.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HPE, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. There have been no material changes in our market risk exposures since October 31, 2020.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting even though our global workforce continues to primarily work-from-home due to COVID-19. We are continually monitoring and assessing the COVID-19 situation and its impact on our internal controls.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 14, "Litigation and Contingencies".
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.

On April 6, 2020, the Company announced that it suspended purchases under its share repurchase program in response to the global economic uncertainty that resulted from the worldwide spread of the novel coronavirus. As of January 31, 2021, the Company had no unsettled open market repurchases and had a remaining authorization of $2.1 billion for future share repurchases.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 56 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc., New Everett Merger Sub Inc., and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

2.16	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.2	April 6, 2017
2.18	IP Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Cray Inc. and Canopy Merger Sub, Inc.	8-K	001-37483	2.1	May 17, 2019
2.27	Agreement and Plan of Merger, dated as of July 11, 2020, by and among Hewlett Packard Enterprise Company, Santorini Merger Sub, Inc., Silver Peak Systems, Inc., and certain other parties thereto	8-K	001-37483	2.1	July 13, 2020
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015

4.3	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.4	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.5	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.6	Eleventh Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.500% notes due 2021	8-K	001-37483	4.2	September 19, 2018
4.7	Twelfth Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2021	8-K	001-37483	4.3	September 19, 2018
4.8	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Hewlett Packard Enterprise Company's 2.250% notes due 2023	8-K	001-37483	4.2	September 13, 2019
4.9	Fourteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Hewlett Packard Enterprise Company's floating rate Notes due 2021	8-K	001-37483	4.3	September 13, 2019
4.10	Fifteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.450% notes due 2023	8-K	001-37483	4.2	April 9, 2020
4.11	Sixteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.650% notes due 2024	8-K	001-37483	4.3	April 9, 2020
4.12	Seventeenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.450% notes due 2024	8-K	001-37483	4.2	July 17, 2020
4.13	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company''s 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.14	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015

4.15	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.16	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.16	December 10, 2020
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.3	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.4	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.5	Form of Restricted Stock Units Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.6	Form of Performance-Contingent Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.7	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.8	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.9	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.10	Form of Performance-Adjusted Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.11	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.12	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-216481	4.3	March 6, 2017
10.13	Nimble Storage, Inc. 2008 Equity Incentive Plan, as amended*	S-8	333-217349	4.3	April 18, 2017
10.14	Nimble Storage, Inc. 2013 Equity Incentive Plan (Amended and Restated May 23, 2014)*	S-8	333-217349	4.4	April 18, 2017
10.15	SimpliVity Corporation 2009 Stock Plan*	S-8	333-217438	4.3	April 24, 2017
10.16	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.17	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.18	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.19	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.20	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)	10-Q	001-37483	10.29	September 4, 2018
10.21	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September 4, 2018
10.22	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.23	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.24	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.25	Aircraft Time Sharing Agreement, dated as of December 13, 2019, by and between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020

10.26	Five-Year Credit Agreement dated as of August 16, 2019, by and among Hewlett Packard Enterprise Company, the lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent	8-K	001-37483	10.1	August 20, 2019
10.27	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.28	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between Hewlett Packard Enterprise Company and HP Inc.	10-K	001-37483	10.31	December 13, 2019
10.29	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.3	October 29, 2020
10.30	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.31	Offer Letter between Hewlett Packard Enterprise Company and Peter Ungaro dated May 16, 2019*‡
10.32	Transition and Separation Agreement dated March 1, 2021 by and between Peter Ungaro and Hewlett Packard Enterprise Company*‡
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: March 4, 2021