Form 10-Q
period 2021-04-30
Hewlett Packard Enterprise Co
filed 2021-06-03
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	April 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
______________________________________________________________________________
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

11445 Compaq Center West Drive,	Houston,	Texas	77070
(Address of principal executive offices)			(Zip code)
(650)			687-5817
(Registrant's telephone number, including area code)
______________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of May 28, 2021 was 1,305,927,541 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended April 30, 2021

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to the scope and duration of the novel coronavirus pandemic ("COVID-19") and its impact on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results and the world economy; any projections of revenue, margins, expenses, investments, effective tax rates, interest rates, the impact of the U.S. Tax Cuts and Jobs Act of 2017 and related guidance or regulations, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; any projections of the amount, execution, timing and results of any transformation or impact of cost savings, restructuring plans, including estimates and assumptions related to the anticipated benefits, cost savings, or charges of implementing transformation and restructuring plans; any statements of the plans, strategies and objectives of management for future operations, as well as the execution of corporate transactions or contemplated acquisitions, research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers, the distribution of Hewlett Packard Enterprise's products and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including pandemics and public health problems, such as the outbreak of COVID-19); the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients and partners, including any impact thereon resulting from events such as the COVID-19 pandemic; the hiring and retention of key employees; the execution, integration, and other risks associated with business combination and investment transactions; the impact of changes to environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part II of this Quarterly Report on Form 10-Q and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	In millions, except per share amounts
Net revenue:
Products	$3,997	$3,320	$8,135	$7,567
Services	2,579	2,574	5,152	5,163
Financing income	124	115	246	228
Total net revenue	6,700	6,009	13,533	12,958
Costs and expenses:
Cost of products	2,769	2,378	5,659	5,288
Cost of services	1,590	1,646	3,186	3,330
Financing interest	54	71	113	144
Research and development	503	450	971	935
Selling, general and administrative	1,199	1,109	2,358	2,327
Amortization of intangible assets	84	84	194	204
Impairment of goodwill	—	865	—	865
Transformation costs	209	200	520	289
Disaster charges	1	22	1	22
Acquisition, disposition and other related charges	13	18	31	40
Total costs and expenses	6,422	6,843	13,033	13,444
Earnings (loss) from operations	278	(834)	500	(486)
Interest and other, net	(11)	(68)	(55)	(87)
Tax indemnification adjustments	—	(35)	(16)	(56)
Non-service net periodic benefit credit	17	36	34	73
Earnings (loss) from equity interests	4	(10)	30	23
Earnings (loss) before taxes	288	(911)	493	(533)
(Provision) benefit for taxes	(29)	90	(11)	45
Net earnings (loss)	$259	$(821)	$482	$(488)
Net earnings (loss) per share:
Basic	$0.20	$(0.64)	$0.37	$(0.38)
Diluted	$0.19	$(0.64)	$0.36	$(0.38)
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,309	1,291	1,304	1,295
Diluted	1,331	1,291	1,323	1,295

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	In millions
Net earnings (loss)	$259	$(821)	$482	$(488)
Other comprehensive income before taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	(5)	(8)	(2)	(6)
(Gains) losses reclassified into earnings	—	(4)	—	(7)
	(5)	(12)	(2)	(13)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	45	296	(284)	371
Net (gains) losses reclassified into earnings	20	(214)	298	(283)
	65	82	14	88
Change in unrealized components of defined benefit plans:
Net unrealized gains (losses) arising during the period	23	(8)	23	9
Amortization of net actuarial loss and prior service benefit	71	61	142	122
Curtailments, settlements and other	1	1	2	1
	95	54	167	132
Change in cumulative translation adjustment	(3)	(43)	18	(47)
Other comprehensive income before taxes	152	81	197	160
(Provision) benefit for taxes	(18)	(6)	(20)	(15)
Other comprehensive income, net of taxes	134	75	177	145
Comprehensive income (loss)	$393	$(746)	$659	$(343)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	April 30, 2021	October 31, 2020
	(Unaudited)	(Audited)
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,625	$4,233
Accounts receivable, net of allowances	2,936	3,386
Financing receivables, net of allowances	3,845	3,794
Inventory	3,117	2,674
Assets held for sale	—	77
Other current assets	2,180	2,392
Total current assets	16,703	16,556
Property, plant and equipment	5,480	5,625
Long-term financing receivables and other assets	10,770	10,544
Investments in equity interests	2,212	2,170
Goodwill	18,017	18,017
Intangible assets	950	1,103
Total assets	$54,132	$54,015
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,531	$3,755
Accounts payable	5,533	5,383
Employee compensation and benefits	1,397	1,391
Taxes on earnings	133	148
Deferred revenue	3,415	3,430
Accrued restructuring	233	366
Other accrued liabilities	3,738	4,265
Total current liabilities	17,980	18,738
Long-term debt	12,296	12,186
Other non-current liabilities	7,245	6,995
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,304 and 1,287 shares issued and outstanding at April 30, 2021 and October 31, 2020, respectively)	13	13
Additional paid-in capital	28,538	28,350
Accumulated deficit	(8,229)	(8,375)
Accumulated other comprehensive loss	(3,762)	(3,939)
Total HPE stockholders' equity	16,560	16,049
Non-controlling interests	51	47
Total stockholders' equity	16,611	16,096
Total liabilities and stockholders' equity	$54,132	$54,015
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended April 30,
	2021	2020
	In millions
Cash flows from operating activities:
Net earnings (loss)	$482	$(488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,313	1,331
Impairment of goodwill	—	865
Stock-based compensation expense	218	160
Provision for inventory and doubtful accounts	98	128
Restructuring charges	366	248
Deferred taxes on earnings (loss)	(95)	(103)
Earnings from equity interests	(30)	(23)
Other, net	62	8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	432	323
Financing receivables	(104)	(73)
Inventory	(497)	(1,196)
Accounts payable	164	(73)
Taxes on earnings	(30)	(125)
Restructuring	(324)	(244)
Other assets and liabilities	(270)	(717)
Net cash provided by operating activities	1,785	21
Cash flows from investing activities:
Investment in property, plant and equipment	(1,048)	(1,159)
Proceeds from sale of property, plant and equipment	194	551
Purchases of available-for-sale securities and other investments	(19)	(73)
Maturities and sales of available-for-sale securities and other investments	10	28
Financial collateral posted	(631)	(51)
Financial collateral received	297	613
Payments made in connection with business acquisitions, net of cash acquired	(34)	(13)
Net cash used in investing activities	(1,231)	(104)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	39	82
Proceeds from debt, net of issuance costs	1,632	3,565
Payment of debt	(1,744)	(931)
Payments related to stock-based award activities, net	(27)	(47)
Repurchase of common stock	—	(355)
Cash dividends paid to non-controlling interests, net	(8)	(7)
Cash dividends paid to shareholders	(311)	(310)
Net cash (used in) provided by financing activities	(419)	1,997
Increase in cash, cash equivalents and restricted cash	135	1,914
Cash, cash equivalents and restricted cash at beginning of period	4,621	4,076
Cash, cash equivalents and restricted cash at end of period	$4,756	$5,990
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
Three Months Ended April 30, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at January 31, 2021	1,300,496	$13	$28,427	$(8,332)	$(3,896)	$16,212	$47	$16,259
Net earnings				259		259	4	263
Other comprehensive income					134	134		134
Comprehensive income						393	4	397
Stock-based compensation expense			105			105		105
Tax withholding related to vesting of employee stock plans			(4)			(4)		(4)
Issuance of common stock in connection with employee stock plans and other	3,642		10			10		10
Cash dividends declared ($0.12 per share)				(156)		(156)		(156)
Balance at April 30, 2021	1,304,138	$13	$28,538	$(8,229)	$(3,762)	$16,560	$51	$16,611

(1) Represents the impact of the adoption of the accounting standard on the measurement of credit losses on financial instruments.

	Common Stock
Six Months Ended April 30, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2020	1,287,010	$13	$28,350	$(8,375)	$(3,939)	$16,049	$47	$16,096
Net earnings				482		482	4	486
Other comprehensive income					177	177		177
Comprehensive income						659	4	663
Stock-based compensation expense			218			218		218
Tax withholding related to vesting of employee stock plans			(61)			(61)		(61)
Issuance of common stock in connection with employee stock plans and other	17,128		31			31		31
Cash dividends declared ($0.24 per share)				(311)		(311)		(311)
Effects of adoption of accounting standard updates (1)				(25)		(25)		(25)
Balance at April 30, 2021	1,304,138	$13	$28,538	$(8,229)	$(3,762)	$16,560	$51	$16,611

(1) Represents the impact of the adoption of the accounting standard on the measurement of credit losses on financial assets.

	Common Stock
Three Months Ended April 30, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at January 31, 2020	1,292,903	$13	$28,287	$(7,411)	$(3,700)	$17,189	$54	$17,243
Net earnings (loss)				(821)		(821)	2	(819)
Other comprehensive income					75	75		75
Comprehensive income (loss)						(746)	2	(744)
Stock-based compensation expense			68			68		68
Tax withholding related to vesting of employee stock plans			(6)			(6)		(6)
Issuance of common stock in connection with employee stock plans and other	1,279					—		—
Repurchases of common stock	(11,929)		(142)			(142)		(142)
Cash dividends declared ($0.12 per share)				(153)		(153)	(8)	(161)
Balance at April 30, 2020	1,282,253	$13	$28,207	$(8,385)	$(3,625)	$16,210	$48	$16,258

	Common Stock
Six Months Ended April 30, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2019	1,294,369	$13	$28,444	$(7,632)	$(3,727)	$17,098	$51	$17,149
Net earnings (loss)				(488)		(488)	4	(484)
Other comprehensive income					145	145		145
Comprehensive income (loss)						(343)	4	(339)
Stock-based compensation expense			161			161		161
Tax withholding related to vesting of employee stock plans			(78)			(78)		(78)
Issuance of common stock in connection with employee stock plans and other	12,640		26	1		27	1	28
Repurchases of common stock	(24,756)		(346)			(346)		(346)
Cash dividends declared ($0.24 per share)				(309)		(309)	(8)	(317)
Effects of adoption of accounting standard updates (1)				43	(43)	—		—
Balance at April 30, 2020	1,282,253	$13	$28,207	$(8,385)	$(3,625)	$16,210	$48	$16,258

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
Basis of Presentation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of April 30, 2021 and October 31, 2020, its results of operations for the three and six months ended April 30, 2021 and 2020, its cash flows for the six months ended April 30, 2021 and 2020, and its statements of stockholders' equity for the three and six months ended April 30, 2021 and 2020.
The results of operations for the three and six months ended April 30, 2021 and the cash flows for the six months ended April 30, 2021 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Segment Realignment and Reclassifications
Effective at the beginning of the first quarter of fiscal 2021, HPE implemented certain organizational changes to align its segment financial reporting more closely with its current business structure. These organizational changes are:
(i) the transfer of the lifecycle event services business, previously reported within the Advisory and Professional Services ("A & PS") reportable segment to Compute, Storage and High Performance Computing & Mission-Critical Solutions ("HPC & MCS") reportable segments; (ii) the transfer of certain software and related services business, previously reported within the Compute, Storage and A & PS reportable segments to the Corporate Investments and Other reportable segment, to form a new Software operating segment; and (iii) the transfer of the remaining A & PS operating segment, previously reported as a separate reportable segment, to the Corporate Investments and Other reportable segment. As a result of these changes, the Corporate Investments and Other Segment now includes the A & PS operating segment, the Communications and Media Solutions operating segment, the Software operating segment, and Hewlett Packard Enterprise Labs which is responsible for research and development.
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

In June 2016, the FASB amended the existing accounting standards for the measurement of credit losses with additional amendments in 2018, 2019 and 2020. These amendments primarily require the measurement and recognition of current expected credit losses for financial assets held at amortized cost. The amended accounting standard replaces the existing incurred loss impairment model with an expected loss model, which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The Company adopted the Current Expected Credit Losses standard (the “CECL standard”) as of November 1, 2020 using the modified retrospective

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
method, with the cumulative-effect adjustment recorded to the opening balance of Accumulated deficit within stockholders’ equity in the Condensed Consolidated Balance Sheets. The cumulative effect of adopting the CECL standard resulted in an increase of $28 million to the allowance for expected credit losses within financing receivables, and a corresponding increase of $25 million, net of $3 million of deferred taxes to Accumulated deficit as of November 1, 2020.

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
High Performance Computing & Mission-Critical Solutions portfolio offers specialized compute servers designed to support specific workloads. The HPC portfolio of products includes the HPE Apollo and Cray high performance computing products that are often sold as supercomputing systems, including exascale supercomputers. The MCS portfolio includes the HPE Superdome Flex, HPE Nonstop and HPE Integrity product lines. The HPC & MCS segment also includes the Converged Edge Systems business which consists of the HPE Moonshot and HPE Edgeline products. HPC & MCS offerings also include operational and support services.
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
Intelligent Edge portfolio offers wired and wireless local area network ("LAN"), campus and data center switching, software-defined wide-area-networking, security, and associated services to enable secure connectivity for businesses of any size. The HPE Aruba product portfolio includes products such as Wi-Fi access points, switches, routers, and sensors. The HPE Aruba software and services portfolio includes software products for cloud-based management, network management, network access control, analytics and assurance, location services software and professional and support services, as well as as-a Service ("aaS") and consumption models for the Intelligent Edge portfolio of products.
Financial Services provides flexible investment solutions, such as leasing, financing, IT consumption, utility programs and asset management services, for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software and services from Hewlett Packard Enterprise and others.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Segment Operating Results
Segment net revenue and operating results were as follows:

	Compute	HPC & MCS	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Three months ended April 30, 2021
Net revenue	$2,926	$664	$1,128	$797	$835	$350	$6,700
Intersegment net revenue	50	21	9	2	4	—	86
Total segment net revenue	$2,976	$685	$1,137	$799	$839	$350	$6,786
Segment earnings (loss) from operations	$335	$19	$191	$124	$91	$(25)	$735
Three months ended April 30, 2020
Net revenue	$2,549	$582	$1,060	$661	$830	$327	$6,009
Intersegment net revenue	106	25	26	4	3	1	165
Total segment net revenue	$2,655	$607	$1,086	$665	$833	$328	$6,174
Segment earnings (loss) from operations	$155	$46	$171	$82	$77	$(51)	$480
Six months ended April 30, 2021
Net revenue	$5,856	$1,410	$2,302	$1,600	$1,694	$671	$13,533
Intersegment net revenue	106	37	28	5	5	—	181
Total segment net revenue	$5,962	$1,447	$2,330	$1,605	$1,699	$671	$13,714
Segment earnings (loss) from operations	$677	$62	$426	$276	$175	$(56)	$1,560
Six months ended April 30, 2020
Net revenue	$5,531	$1,413	$2,297	$1,376	$1,687	$654	$12,958
Intersegment net revenue	154	33	41	9	5	1	243
Total segment net revenue	$5,685	$1,446	$2,338	$1,385	$1,692	$655	$13,201
Segment earnings (loss) from operations	$479	$109	$422	$169	$152	$(104)	$1,227

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliation of segment operating results to Hewlett Packard Enterprise Condensed Consolidated Financial statements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	In millions
Net Revenue:
Total segments	$6,786	$6,174	$13,714	$13,201
Eliminations of intersegment net revenue	(86)	(165)	(181)	(243)
Total Hewlett Packard Enterprise consolidated net revenue	$6,700	$6,009	$13,533	$12,958
Earnings before taxes:
Total segment earnings from operations	$735	$480	$1,560	$1,227
Unallocated corporate costs and eliminations	(50)	(48)	(102)	(100)
Stock-based compensation expense	(98)	(67)	(208)	(160)
Amortization of initial direct costs	(2)	(3)	(4)	(6)
Amortization of intangible assets	(84)	(84)	(194)	(204)
Transformation costs	(209)	(200)	(520)	(289)
Disaster charges	(1)	(22)	(1)	(22)
Acquisition, disposition and other related charges	(13)	(25)	(31)	(67)
Impairment of goodwill	—	(865)	—	(865)
Interest and other, net	(11)	(68)	(55)	(87)
Tax indemnification adjustments	—	(35)	(16)	(56)
Non-service net periodic benefit credit	17	36	34	73
Earnings (loss) from equity interests	4	(10)	30	23
Total Hewlett Packard Enterprise consolidated earnings (loss) before taxes	$288	$(911)	$493	$(533)

Total assets by segment and the reconciliation of segment assets to Hewlett Packard Enterprise consolidated total assets were as follows:

	As of
	April 30, 2021	October 31, 2020
	In millions
Compute	$15,458	$14,962
HPC & MCS	5,957	6,245
Storage	6,569	6,438
Intelligent Edge	4,421	4,352
Financial Services	14,433	14,765
Corporate Investments and Other	1,163	1,124
Corporate and unallocated assets	6,131	6,129
Total Hewlett Packard Enterprise consolidated total assets	$54,132	$54,015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company’s net revenue by geographic region was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	In millions
Americas:
United States	$2,018	$1,906	$4,196	$4,224
Americas excluding U.S.	461	410	896	878
Total Americas	2,479	2,316	5,092	5,102
Europe, Middle East and Africa	2,554	2,198	5,174	4,758
Asia Pacific and Japan	1,667	1,495	3,267	3,098
Total Hewlett Packard Enterprise consolidated net revenue	$6,700	$6,009	$13,533	$12,958

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
Transformation Costs
During the three and six months ended April 30, 2021, the Company incurred $153 million and $405 million, respectively, of charges related to the cost optimization and prioritization plan of which $151 million and $403 million were recorded within Transformation costs, and $2 million and $2 million, respectively, was recorded within Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings, the components of which were as follows:

	Three months ended April 30, 2021	Six months ended April 30, 2021
	In millions
Program management	$18	$55
IT Costs	3	3
Restructuring charges	132	347
Total transformation costs	$153	$405
During the three and six months ended April 30, 2021, the Company incurred $58 million and $117 million, respectively, of net charges associated with HPE Next which were recorded within Transformation costs in the Condensed Consolidated Statements of Earnings. During the three and six months ended April 30, 2020, the Company incurred $200 million and $289 million, respectively, of net charges associated with HPE Next which were recorded within Transformation costs in the Condensed Consolidated Statements of Earnings. The components of Transformation costs relating to HPE Next were as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
	In millions
Program management	$3	$7	$5	$18
IT costs	46	18	72	46
Restructuring charges	2	164	19	248
(Gain) loss on real estate sales	(2)	4	(3)	(37)
Impairment on real estate assets	4	—	4	—
Other	5	7	20	14
Total transformation costs	$58	$200	$117	$289
Restructuring Plan
Restructuring activities related to the Company's employees and infrastructure under the cost optimization and prioritization plan and HPE Next Plan, were presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2020	$210	$68	$144	$52
Charges	105	242	—	19
Cash payments	(172)	(49)	(81)	(20)
Non-cash items	3	(63)	4	(3)
Liability as of April 30, 2021	$146	$198	$67	$48
Total costs incurred to date, as of April 30, 2021	$335	$341	$1,261	$244
Total expected costs to be incurred as of April 30, 2021	$700	$610	$1,261	$248

The current restructuring liability related to the transformation programs, reported in Condensed Consolidated Balance Sheets as of April 30, 2021 and October 31, 2020, was $227 million and $359 million, respectively, in accrued restructuring, and $32 million and $24 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of April 30, 2021 and October 31, 2020, was $200 million and $91 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4: Retirement Benefit Plans
The Company's net pension benefit (credit) cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
	In millions
Service cost	$25	$23	$49	$46
Interest cost(1)	30	35	59	71
Expected return on plan assets(1)	(120)	(134)	(239)	(269)
Amortization and deferrals(1):
Actuarial loss	75	65	149	129
Prior service benefit	(4)	(4)	(7)	(7)
Net periodic benefit (credit) cost	6	(15)	11	(30)
Settlement loss(1)	—	1	1	1
Special termination benefits(1)	2	1	2	1
Total net benefit (credit) cost	$8	$(13)	$14	$(28)

(1)These non-service components of net periodic benefit cost were included in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
The Company's effective tax rate was 10.1% and 9.9% for the three months ended April 30, 2021 and 2020, respectively, and 2.2% and 8.4% for the six months ended April 30, 2021 and 2020, respectively. The effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.

For the three and six months ended April 30, 2021, the Company recorded $33 million and $124 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended April 30, 2021, this amount primarily included $41 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges. For the six months ended April 30, 2021, this amount primarily included $107 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges and $30 million of income tax benefits related to the change in pre-Separation tax liabilities, primarily those for which we share joint and several liability with HP Inc. and for which we are indemnified by HP Inc.
For the three and six months ended April 30, 2020, the Company recorded $151 million and $167 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended April 30 2020, this amount primarily included $57 million of income tax benefits related to Indian distribution tax rate changes, $48 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, and $35 million of income tax benefits related to the change in pre-Separation tax liabilities for which the Company shares joint and several liability with HP Inc. and for which the Company is indemnified by HP Inc. For the six months ended April 30, 2020, the amount primarily included $57 million of income tax benefits related to Indian distribution tax rate changes, $56 million of income tax benefits related to the change in pre-Separation tax liabilities for which the Company shares joint and several liability with HP Inc. and for which the Company is indemnified by HP Inc., and $48 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Uncertain Tax Positions
As of April 30, 2021 and October 31, 2020, the amount of unrecognized tax benefits was $2.1 billion and $2.2 billion, respectively, of which up to $704 million and $731 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods.
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in (Provision) benefit for taxes in the Condensed Consolidated Statements of Earnings. As of April 30, 2021 and October 31, 2020, the Company had accrued $122 million and $119 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions, joint and several tax liabilities and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $50 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2021	October 31, 2020
	In millions
Deferred tax assets	$1,895	$1,778
Deferred tax liabilities	(318)	(290)
Deferred tax assets net of deferred tax liabilities	$1,577	$1,488

Note 6: Balance Sheet Details
Balance sheet details were as follows:
Cash, cash equivalents and restricted cash

	As of
	April 30, 2021	October 31, 2020
	In millions
Cash and cash equivalents	$4,625	$4,233
Restricted cash(1)	131	388
Total	$4,756	$4,621

(1) The Company includes restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Inventory

	As of
	April 30, 2021	October 31, 2020
	In millions
Finished goods	$1,296	$1,197
Purchased parts and fabricated assemblies	1,821	1,477
Total	$3,117	$2,674
Property, Plant and Equipment

	As of
	April 30, 2021	October 31, 2020
	In millions
Land	$75	$89
Buildings and leasehold improvements	1,662	1,886
Machinery and equipment, including equipment held for lease	9,848	9,624
	11,585	11,599
Accumulated depreciation	(6,105)	(5,974)
Total	$5,480	$5,625
Warranties
The Company's aggregate product warranty liability as of April 30, 2021, and changes were as follows:

Six Months Ended April 30, 2021
In millions
Balance at beginning of period	$385
Charges	102
Adjustments related to pre-existing warranties	(26)
Settlements made	(117)
Balance at end of period	$344
Contract balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	April 30, 2021	October 31, 2020
	In millions
Accounts receivable, net
Accounts receivable	$2,788	$3,227
Unbilled receivables	194	205
Allowances	(46)	(46)
Total	$2,936	$3,386

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The allowances for credit losses related to accounts receivable and changes therein were as follows:

	As of
	April 30, 2021	October 31, 2020
	In millions
Balance at beginning of the period	$46	$31
Provision for credit losses	5	29
Write off's, net of recoveries	(5)	(14)
Balance at end of the period	$46	$46
Sale of Trade Receivables
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. During the three and six months ended April 30, 2021, the Company sold $1.0 billion and $2.1 billion of trade receivables, respectively. During the fiscal year ended October 31, 2020, the Company sold $3.9 billion of trade receivables. The Company recorded an obligation of $71 million and $75 million in Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of April 30, 2021 and October 31, 2020 respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities
Contract liabilities consist of deferred revenue. The aggregate balance of current and non-current deferred revenue was $6.3 billion and $6.2 billion as of April 30, 2021 and October 31, 2020, respectively. During the six months ended April 30, 2021, approximately $2.1 billion of the deferred revenue as of October 31, 2020 was recognized as revenue.
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
Remaining performance obligations consist of deferred revenue. As of April 30, 2021, the aggregate amount of remaining performance obligations was $6.3 billion. The Company expects to recognize approximately 34% of this amount as revenue over the remainder of the fiscal year.
Costs to Obtain a Contract
As of April 30, 2021, the current and non-current portions of the capitalized costs to obtain a contract were $57 million and $82 million, respectively. As of October 31, 2020, the current and non-current portions of the capitalized costs to obtain a contract were $54 million and $76 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheet. For the three and six months ended April 30, 2021, the Company amortized $16 million and $32 million respectively, of capitalized costs to obtain a contract. For the three and six months ended April 30, 2020, the Company amortized $14 million and $28 million respectively, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Earnings.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of
	April 30, 2021	October 31, 2020
	In millions
Minimum lease payments receivable	$9,503	$9,448
Unguaranteed residual value	383	364
Unearned income	(744)	(754)
Financing receivables, gross	9,142	9,058
Allowance for credit losses	(224)	(154)
Financing receivables, net	8,918	8,904
Less: current portion	(3,845)	(3,794)
Amounts due after one year, net	$5,073	$5,110
As of April 30, 2021 and October 31, 2020, scheduled maturities of the Company's minimum lease payments receivable were as follows:

	As of
	April 30, 2021	October 31, 2020
Fiscal year	In millions
Remainder of fiscal 2021	$2,428	$4,182
2022	3,157	2,662
2023	2,110	1,572
2024	1,153	720
2025	506	252
Thereafter	149	60
Total undiscounted cash flows	$9,503	$9,448
Present value of lease payments (recognized as finance receivables)	$8,759	$8,694
Unearned income	$744	$754
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the three and six months ended April 30, 2021 the Company sold $23 million and $80 million of financing receivables, respectively. During the fiscal year ended October 31, 2020, the Company sold $103 million of financing receivables.
Credit Quality Indicators
Due to the homogeneous nature of its leasing transactions, the Company manages its financing receivables on an aggregate basis when assessing and monitoring credit risk. Credit risk is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company evaluates the credit quality of an obligor at lease inception and monitors that credit quality over the term of a transaction. The Company assigns risk ratings to each lease based on the creditworthiness of the obligor and other variables that augment or mitigate the inherent credit risk of a particular transaction and periodically updates the risk ratings when there is a change in the underlying credit quality. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease, and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The credit risk profile of financing receivables, based on internal risk ratings as of April 30, 2021, presented on amortized cost basis by year of origination was as follows:

	As of April 30, 2021
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2021	$698	$575	$20
2020	1,841	1,402	95
2019	1,173	1,072	93
2018	603	615	93
2017 and prior	317	405	140
Total	$4,632	$4,069	$441

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
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of April 30, 2021 and October 31, 2020 and the respective changes during the six and twelve months then ended were as follows:

	As of
	April 30, 2021	October 31, 2020
	In millions
Balance at beginning of period	$154	$131
Adjustment for adoption of the new credit loss standard	28	—
Provision for credit losses	39	43
Adjustment to the existing allowance	19	—
Write-offs	(16)	(20)
Balance at end of period	$224	$154

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	April 30, 2021	October 31, 2020
	In millions
Billed:(1)
Current 1-30 days	$351	$340
Past due 31-60 days	29	43
Past due 61-90 days	27	22
Past due > 90 days	112	140
Unbilled sales-type and direct-financing lease receivables	8,623	8,513
Total gross financing receivables	$9,142	$9,058
Gross financing receivables on non-accrual status(2)	$326	$364
Gross financing receivables 90 days past due and still accruing interest(2)	$74	$74

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2021	October 31, 2020
	In millions
Equipment leased to customers	$7,207	$7,184
Accumulated depreciation	(3,281)	(3,157)
Total	$3,926	$4,027
Minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

As of
April 30, 2021
Fiscal year	In millions
Remainder of fiscal 2021	$959
2022	1,358
2023	734
2024	197
2025	18
Thereafter	2
Total	$3,268
If a lease is classified as an operating lease, the Company records lease revenue on a straight line basis over the lease term. At commencement of an operating lease, initial direct costs are deferred and are expensed over the lease term on the same basis as the lease revenue is recorded.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents amounts included in the Condensed Consolidated Statement of Earnings related to lessor activity:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	In millions
Sales-type leases and direct financing leases:
Interest income	$124	$115	$246	$228
Lease income - operating leases	595	608	1,199	1,233
Total lease income	$719	$723	$1,445	$1,461
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
The following table presents the assets and liabilities held by the consolidated VIE as of April 30, 2021, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of
	April 30, 2021	October 31, 2020
Assets held by VIE	In millions
Other current assets	$128	$120
Financing receivables
Short-term	$693	$531
Long-term	$733	$584
Property, plant and equipment	$868	$665
Liabilities held by VIE
Notes payable and short-term borrowings, net of unamortized debt issuance costs	$1,150	$886
Long-term debt, net of unamortized debt issuance costs	$1,005	$834

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8: Goodwill
The following table represents the carrying value of goodwill, by reportable segment as of October 31, 2020 and April 30, 2021:

	Compute	HPC & MCS	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Balance at October 31, 2020 and April 30, 2021 (1) (2)	$7,532	$3,616	$3,946	$2,566	$144	$213	$18,017

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2021				As of October 31, 2020
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$893	$—	$893	$—	$939	$—	$939
Money market funds	1,955	—	—	1,955	1,167	—	—	1,167
Equity securities	4	—	92	96	—	—	—	—
Foreign bonds	—	127	—	127	—	125	—	125
Other debt securities	—	—	18	18	—	—	21	21
Derivative Instruments:
Interest rate contracts	—	150	—	150	—	220	—	220
Foreign exchange contracts	—	151	—	151	—	290	—	290
Other derivatives	—	2	—	2	—	—	—	—
Total assets	$1,959	$1,323	$110	$3,392	$1,167	$1,574	$21	$2,762
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$—	$—	$—	$—	$2	$—	$2
Foreign exchange contracts	—	299	—	299	—	189	—	189
Other derivatives	—	—	—	—	—	3	—	3
Total liabilities	$—	$299	$—	$299	$—	$194	$—	$194
The Company uses valuation techniques that are based upon observable and unobservable inputs. Observable inputs are developed using market data such as publicly available information and reflect the assumptions market participants would use, while unobservable inputs are developed using the best information available about the assumptions market participants would use.
Other Fair Value Disclosures
Short-Term and Long-Term Debt: As of April 30, 2021 and October 31, 2020, the estimated fair value of the Company's short-term and long-term debt was $17.1 billion. As of April 30, 2021 and October 31, 2020, the carrying value of the Company's short-term and long-term debt was $15.8 billion and $15.9 billion, respectively. If measured at fair value in the Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
Equity investments without readily determinable fair value: Equity Investments are recorded at cost and measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. During the three months ended April 30, 2021, the Company recognized a gain of $25 million in Interest and other, net in the Condensed Consolidated Statements of Earnings, based on observable price changes for certain equity investments without readily determinable fair value. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-Financial Assets: The Company's non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at cost. The Company records ROU asset based on the lease liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. Fair value adjustments are made to these non-financial assets in the period an impairment charge is recognized.
During the three and six months ended April 30, 2021, the Company recorded a right of-use ("ROU") asset impairment charge of $19 million and $68 million, respectively in Transformation costs in the Condensed Consolidated Statements of Earnings as the carrying value of certain ROU assets exceeded its fair value. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
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
Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of April 30, 2021			As of October 31, 2020
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
	In millions
Cash Equivalents:
Time deposits	$893	$—	$893	$939	$—	$939
Money market funds	1,955	—	1,955	1,167	—	1,167
Total cash equivalents	2,848	—	2,848	2,106	—	2,106
Available-for-Sale Debt Investments:
Foreign bonds	112	15	127	108	17	125
Other debt securities	17	1	18	20	1	21
Total available-for-sale debt investments	129	16	145	128	18	146
Total cash equivalents and available-for-sale debt investments	$2,977	$16	$2,993	$2,234	$18	$2,252
As of April 30, 2021 and October 31, 2020, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside of the U.S. as of April 30, 2021 and October 31, 2020. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of available-for-sale debt investments were as follows:

	April 30, 2021
	Amortized Cost	Fair Value
	In millions
Due in more than five years	129	145
	$129	$145
Non-marketable equity investments in privately held companies are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These non-marketable equity investments are carried either at fair value or under the measurement alternative.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative amounted to $278 million and $295 million as of April 30, 2021 and October 31, 2020, respectively. During the three and six months ended April 30, 2021, the Company recorded an unrealized gain of $25 million on these investments.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The carrying amount of those non-marketable equity investments accounted for under the fair value option amounted to $92 million as of April 30, 2021. During the three and six months ended April 30, 2021, the Company recorded an unrealized gain of $34 million on these investments.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. These amounted to $2.2 billion as of April 30, 2021 and October 31, 2020.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of April 30, 2021					As of October 31, 2020
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$3,850	$—	$150	$—	$—	$3,850	$—	$220	$—	$—
Cash flow hedges:
Foreign currency contracts	7,843	48	28	118	97	7,652	75	85	95	38
Interest rate contracts	—	—	—	—	—	500	—	—	2	—
Net investment hedges:
Foreign currency contracts	1,812	20	18	25	27	1,804	34	44	11	9
Total derivatives designated as hedging instruments	13,505	68	196	143	124	13,806	109	349	108	47
Derivatives not designated as hedging instruments
Foreign currency contracts	6,683	29	8	29	3	6,157	43	9	35	1
Other derivatives	108	2	—	—	—	105	—	—	3	—
Total derivatives not designated as hedging instruments	6,791	31	8	29	3	6,262	43	9	38	1
Total derivatives	$20,296	$99	$204	$172	$127	$20,068	$152	$358	$146	$48
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

	As of April 30, 2021
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$303	$—	$303	$177	$82	(1)	$44
Derivative liabilities	$299	$—	$299	$177	$150	(2)	$(28)

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
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of April 30, 2021, of the $150 million of collateral posted, $70 million was in cash and $80 million was through re-use of counterparty collateral. As of October 31, 2020, $55 million of collateral posted was entirely by way of re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying amount of the hedged assets/ (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/ (liabilities)
	As of		As of
	April 30, 2021	October 31, 2020	April 30, 2021	October 31, 2020
	In millions		In millions
Long-term debt	$(3,990)	$(4,059)	$(150)	$(220)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	Three months ended April 30, 2021	Three months ended April 30, 2020	Six months ended April 30, 2021	Six months ended April 30, 2020
	In millions
Derivatives in Cash Flow Hedging relationship
Foreign exchange contracts	$45	$301	$(284)	$377
Interest rate contracts	—	(5)	—	(6)
Derivatives in Net Investment Hedging relationship
Foreign exchange contracts	(3)	112	(77)	133
Total	$42	$408	$(361)	$504
As of April 30, 2021, the Company expects to reclassify an estimated net accumulated other comprehensive loss of approximately $14 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments on the Condensed Consolidated Statements of Earnings were as follows:

	Gains (Losses) Recognized in Income
	Three months ended April 30, 2021		Three months ended April 30, 2020		Six months ended April 30, 2021		Six months ended April 30, 2020
	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net
	In millions
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded	$6,700	$(11)	$6,009	$(68)	$13,533	$(55)	$12,958	$(87)
Gains (losses) on derivatives in fair value hedging relationships
Interest rate contracts
Hedged items	$—	$52	$—	$(156)	$—	$70	$—	$(185)
Derivatives designated as hedging instruments	—	(52)	—	156	—	(70)	—	185
Gains (losses) on derivatives in cash flow hedging relationships
Foreign exchange contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	(35)	16	48	166	(99)	(197)	74	209
Interest rate contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	—	(1)	—	—	—	(2)	—	—
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	13	—	99	—	(28)	—	45
Other derivatives	—	3	—	8	—	4	—	5
Total gains (losses)	$(35)	$31	$48	$273	$(99)	$(223)	$74	$259

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-terms debt were as follows:

	As of
	April 30, 2021	October 31, 2020
	In millions
Current portion of long-term debt	$2,509	$2,768
FS commercial paper	698	677
Notes payable to banks, lines of credit and other	324	310
Total notes payable and short-term borrowings	$3,531	$3,755
Long-term debt	12,296	12,186
Total Debt	$15,827	$15,941
Unsecured Senior Notes
In March 2021, the Company repaid $500 million of three-month USD LIBOR plus 0.68% Senior Notes on their original maturity date.
Asset-backed Debt Securities
In March 2021, the Company issued $1.0 billion of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.49%, payable monthly from April 2021 with a stated final maturity date of March 2031.
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of April 30, 2021 and October 31, 2020, no borrowings were outstanding under the Parent Programs, and $698 million and $677 million, respectively, were outstanding under the subsidiary’s program.
Note 12: Stockholders' Equity
The components of Accumulated other comprehensive loss, net of taxes as of April 30, 2021, and changes during the six months ended April 30, 2021 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$18	$(7)	$(3,473)	$(477)	$(3,939)
Other comprehensive income (loss) before reclassifications	(2)	(284)	23	18	(245)
Reclassifications of (gains) losses into earnings	—	298	144	—	442
Tax (provision) benefit	—	(5)	(11)	(4)	(20)
Balance at end of period	$16	$2	$(3,317)	$(463)	$(3,762)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The components of Accumulated other comprehensive loss, net of taxes as of April 30, 2020, and changes during the six months ended April 30, 2020 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$23	$53	$(3,366)	$(437)	$(3,727)
Effect of change in accounting principle	—	(10)	—	(33)	(43)
Other comprehensive income (loss) before reclassifications	(6)	371	9	(47)	327
Reclassifications of (gains) losses into earnings	(7)	(283)	123	—	(167)
Tax (provision) benefit	—	(11)	(8)	4	(15)
Balance at end of period	$10	$120	$(3,242)	$(513)	$(3,625)
Share Repurchase Program
On April 6, 2020, the Company announced that it suspended purchases under its share repurchase program in response to the global economic uncertainty that resulted from the worldwide spread of COVID-19. As of April 30, 2021, the Company had a remaining authorization of $2.1 billion for future share repurchases.
Note 13: Net Earnings Per Share
The Company calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of outstanding restricted stock units, stock options, and performance-based awards.
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	In millions, except per share amounts
Numerator:
Net earnings (loss)	$259	$(821)	$482	$(488)
Denominator:
Weighted-average shares used to compute basic net EPS	1,309	1,291	1,304	1,295
Dilutive effect of employee stock plans	22	—	19	—
Weighted-average shares used to compute diluted net EPS	1,331	1,291	1,323	1295
Net earnings (loss) per share:
Basic	$0.20	$(0.64)	$0.37	$(0.38)
Diluted	$0.19	$(0.64)	$0.36	$(0.38)
Anti-dilutive weighted-average stock awards(1)	1	48	7	48

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 14: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of April 30, 2021, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
HP India filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to remand the matter to the Commissioner on procedural grounds. The hearings were scheduled to reconvene on April 6, 2015, and again on November 3, 2015, April 11, 2016, and January 15, 2019, but were canceled at the request of the Customs Tribunal. The hearing was again rescheduled for January 20, 2021 but was postponed and has not yet been rescheduled.
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
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise (collectively “Defendants”) alleging Defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals aged 40 and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by Defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On September 20, 2017, the court granted the Defendants' motion to compel arbitration and administratively closed the case pending resolution of the arbitration proceedings. On November 30, 2017, three named plaintiffs filed a single arbitration demand. Thirteen additional plaintiffs later joined the arbitration. On December 22, 2017, Defendants filed a motion to (1) stay the case pending arbitrations and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand. On February 6, 2018, the court granted the motion to stay and denied the motion to enjoin. The claims of these sixteen arbitration named plaintiffs have been resolved. Additional opt-in plaintiffs were added to the litigation and these claims also were resolved as part of the arbitration process. The stay of the Forsyth class action has been lifted and a Third Amended Complaint was filed on January 7, 2020. Defendants filed a motion to dismiss the Third Amended Complaint on February 6, 2020. On May 18, 2020, the court issued an order granting in part and denying in part Defendants’ motion to dismiss. The court granted Plaintiffs leave to amend their complaint. On July 9, 2020, Plaintiffs filed a Fourth Amended Complaint. On October 15, 2020, Defendants' motion to dismiss the Fourth Amended Complaint was denied. On December 30, 2020, Plaintiffs filed a Motion for Preliminary Class Certification. On April 14, 2021, Plaintiffs’ Motion for Conditional Class Certification was granted. The conditionally certified collective action consists of all individuals who had their employment terminated by Defendants pursuant to a WFR Plan on or after November 1, 2015, and who were 40 years or older at the time of such termination. The collective action excludes all individuals who signed a Waiver and General Release Agreement or an Agreement to Arbitrate Claims.
Hewlett-Packard Company v. Oracle (Itanium). On June 15, 2011, HP Inc. filed suit against Oracle in the Superior Court of California, County of Santa Clara in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.’s Itanium-based line of mission critical servers. HP Inc. asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. Trial was bifurcated into two phases. HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers. Phase 2 of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP Inc.’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeal rejected Oracle’s appeal. The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. approximately $3 billion in damages: $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP Inc. filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. On May 16, 2019, HP Inc. filed its application to renew the judgment. As of May 16, 2019, the renewed judgment is approximately $3.8 billion. Daily interest on the renewed judgment is now accruing at $1 million and will be recorded upon receipt. The California Court of Appeal heard oral argument in the appeal on May 27, 2021. Pursuant to the terms of the Separation and Distribution Agreement, HP Inc. and Hewlett Packard Enterprise

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the HP Inc. /Hewlett Packard Enterprise separation on November 1, 2015.
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition. Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix’s alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On January 29, 2019, the court granted HPE’s Motion for Summary Judgment as to all of Oracle’s claims. On February 20, 2019, the court entered judgment in favor of HPE, dismissing Oracle’s claims in their entirety. Oracle appealed the trial court’s ruling to the United States Court of Appeals for the Ninth Circuit. On August 20, 2020, the United States Court of Appeals for the Ninth Circuit issued its ruling, affirming in part and reversing in part the trial court’s decision granting summary judgment in favor of HPE. On October 6, 2020, the matter was remanded to the United States District Court for the Northern District of California which has set a hearing date on summary judgment motions for June 3, 2021 and a trial date for November 29, 2021.
Network-1 Technologies, Inc. v. Alcatel-Lucent USA Inc., et al. This patent infringement action was filed on September 15, 2011 in the United States District Court for the Eastern District of Texas, alleging that various Hewlett Packard Enterprise switches and access points infringe Network-1’s patent relating to the 802.3af and 802.3at “Power over Ethernet” standards. Network-1 seeks damages, attorneys’ fees and costs, and declaratory and injunctive relief. A jury trial was conducted beginning on November 6, 2017. On November 13, 2017, the jury returned a verdict in favor of HPE, finding that HPE did not infringe Network-1’s patent and that the patent was invalid. On August 29, 2018, the court denied Network-1's motion for a new trial on infringement and entered the jury's verdict finding that HPE does not infringe the relevant Network-1 patent. The court also granted Network-1's motion for Judgment as a Matter of Law on validity. Network-1 appealed the jury verdict of non-infringement to the United States Court of Appeals for the Federal Circuit. HPE cross-appealed the court’s decision to grant Network-1's motion for Judgment as a Matter of Law on validity. On September 24, 2020, the Federal Circuit issued its ruling, affirming-in-part and reversing-in-part the jury's verdict, and finding that an erroneous claim construction was presented to the jury that prejudiced Network-1. HPE filed a petition for rehearing with the Federal Circuit that was denied on November 20, 2020. The matter has been remanded back to United States District Court for the Eastern District of Texas for further proceedings consistent with the Federal Circuit's ruling. On May 7, 2021, the District Court issued an order granting Network-1's motion for a new trial. The District Court set a June 17, 2021 deadline for dispositive motions and has scheduled trial to begin on August 2, 2021.
Q3 Networking Litigation. On September 21 and September 22, 2020, Q3 Networking LLC filed complaints against HPE, Aruba Networks, Commscope and Netgear in the United States District Court for the District of Delaware and the United States International Trade Commission (“ITC”). Both complaints allege infringement of four patents, and the ITC complaint defines the “accused products” as “routers, access points, controllers, network management servers, other networking products, and hardware and software components thereof.” The ITC action was instituted on October 23, 2020. The evidentiary hearing before the ITC is scheduled to begin on July 28, 2021. The District of Delaware action has been stayed pending resolution of the ITC action.
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
•Results of Operations.  An analysis of our financial results comparing the three and six months ended April 30, 2021 to the prior-year period. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.
•Liquidity and Capital Resources.  An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.
•Contractual and Other Obligations.  An overview of contractual obligations, retirement benefit plan funding, restructuring plans, uncertain tax positions, and off-balance sheet arrangements.
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
The following Executive Overview, Results of Operations and Liquidity discussions and analysis compare the three and six months ended April 30, 2021 to the prior-year period, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of April 30, 2021, unless otherwise noted.
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
The global pandemic has brought a renewed focus on digital transformation as businesses are rethinking everything from remote work and collaboration to business continuity and data insight. While we are making great progress in the fight against the novel coronavirus pandemic ("COVID-19"), the macro economic uncertainties remain a global challenge as new variants emerge. We continue to remain cautiously optimistic as COVID-19 vaccines are now being broadly distributed and administered. The overall demand environment is improving and we are seeing traction across our portfolio. Accelerating digital transformation is at the forefront of our customers’ strategic initiatives and businesses are starting to look ahead beyond the immediate demands of COVID-19. Customers are looking for the agility and simplicity of the cloud native world with the flexibility and control of a hybrid business model. Our edge to cloud architecture, software and services is designed to help customers formulate a hybrid strategy as they look to transform, optimize their apps and data across an increasingly distributed world, and be prepared for tomorrow’s challenges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Our operations are organized into six reportable segments for financial reporting purposes: Compute; High Performance Computing & Mission-Critical Solutions ("HPC & MCS"); Storage; Intelligent Edge; HPE Financial Services ("FS"); and Corporate Investments and Other. Our Fiscal 2021 second quarter total net revenue of $6.7 billion was up 11.5% or up 9.0% when adjusted for currency, due primarily to improvement in the overall demand environment. We delivered a strong gross profit margin and operating profit margin during the second quarter of fiscal 2021. Our GAAP gross margin was 34.1%, up 2.2 percentage points and non-GAAP gross profit margin was 34.3%, up 2.1 percentage points due primarily to pricing discipline, cost savings from our transformation programs, and continued mix shift towards higher-margin software-rich offerings. Our GAAP operating margin was 4.1%, up 18.0 percentage points compared to prior-year period due primarily to a non-cash goodwill impairment charge of $865 million recorded in the second quarter of fiscal 2020. Our non-GAAP operating profit margin was 10.2%, up 3.0 percentage points from the prior year period resulting from operating efficiencies, partially offset by planned hiring increases along with Research and development ("R&D") and go-to market investments. For the first half of fiscal 2021, we generated $1.8 billion of cash flow from operations and $931 million of free cash flows through disciplined execution, strong expense management and working capital benefits.
Financial Results
The following table summarizes our consolidated GAAP financial results:

	Three Months Ended April 30,			Six Months Ended April 30,
	2021	2020	Change	2021	2020	Change
	In millions, except per share amounts			In millions, except per share amounts
Net revenue	$6,700	$6,009	11.5%	$13,533	$12,958	4.4%
Gross profit	$2,287	$1,914	19.5%	$4,575	$4,196	9.0%
Gross profit margin	34.1%	31.9%	2.2 pts	33.8%	32.4%	1.4 pts
Earnings (loss) from operations	$278	$(834)	133.3%	$500	$(486)	202.9%
Operating profit margin	4.1%	(13.9)%	18 pts	3.7%	(3.8)%	7.5 pts
Net earnings (loss)	$259	$(821)	131.5%	$482	$(488)	198.8%
Diluted net earnings (loss) per share	$0.19	$(0.64)	$0.83	$0.36	$(0.38)	$0.74
Cash flow from operations	$822	$100	$722	$1,785	$21	$1,764
The following table summarizes our consolidated Non-GAAP financial results:

	Three Months Ended April 30,			Six Months Ended April 30,
	2021	2020	Change	2021	2020	Change
	In millions, except per share amounts			In millions, except per share amounts
Net revenue adjusted for currency	$6,551	$6,009	9.0%	$13,324	$12,958	2.8%
Non-GAAP gross profit	$2,300	$1,933	19.0%	$4,603	$4,251	8.3%
Non-GAAP gross profit margin	34.3%	32.2%	2.1 pts	34.0%	32.8%	1.2 pts
Non-GAAP earnings from operations	$685	$432	58.6%	$1,458	$1,127	29.4%
Non-GAAP operating profit margin	10.2%	7.2%	3.0 pts	10.8%	8.7%	2.1 pts
Non-GAAP net earnings	$612	$344	77.9%	$1,291	$1,001	29.0%
Non-GAAP diluted net earnings per share	$0.46	$0.27	$0.19	$0.98	$0.77	$0.21
Free cash flow	$368	$(402)	$770	$931	$(587)	$1,518
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Returning capital to our shareholders remains an important part of capital allocation framework that consist of capital returns to shareholders and strategic investments. During the second quarter of fiscal 2021, we paid a quarterly dividend of $0.12 per share to our shareholders. On June 1, 2021 we declared our fiscal 2021 third quarterly dividend of $0.12 per share, payable on or about July 7, 2021, to stockholders of record as of the close of business on June 16, 2021. As of April 30, 2021, we had a remaining authorization of $2.1 billion for future share repurchases. As a result of increased uncertainty due to COVID-19, purchases under our share repurchase program previously authorized by our Board of Directors, continue to be suspended and as such, no purchases were made during the six months ended April 30, 2021.
We believe our existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, are sufficient to satisfy our working capital needs, capital asset purchases, dividends, debt repayments and other liquidity requirements associated with our existing operations. As of April 30, 2021, our cash, cash equivalents and restricted cash were $4.8 billion, compared to the October 31, 2020 balance of $4.6 billion. We maintain a $4.75 billion five year senior unsecured committed credit facility that was entered into in August 2019. As of April 30, 2021 no borrowings were outstanding under this credit facility.
Trends and Uncertainties
We are in the process of addressing many challenges facing our business, including effects of COVID-19, a discussion of which is available in sections entitled "Risk Factors" in Item 1A of Part I and "Trends and Uncertainties" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
Updates to the COVID-19 response included in 10-K for the fiscal year ended October 31, 2020
COVID-19 vaccines are now broadly distributed and administered. While it is not possible at this time to broadly offer on-site vaccination opportunities to our workforce due to vaccine scarcity and storage requirements, we are monitoring developments and will evaluate opportunities to partner with governments, health authorities, and others as they arise. HPE is committed to help support costs for the vaccine through HPE health benefits or other programs, to the extent not covered by government programs, medical plans or other sources.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that COVID-19 could have on our significant accounting estimates. Significant estimates that are based on a forecast include inventory reserves, provision for taxes, valuation allowance for deferred taxes, and impairment assessment of goodwill, intangible assets and other long-lived assets. The Company believes that these estimates, judgements and assumptions are reasonable under the circumstances, and are subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates change, it could adversely affect Company’s results of operations. Additionally, as the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates, judgements and assumptions may evolve as conditions change. Management believes that there have been no significant changes during the six months ended April 30, 2021, with the exception of certain accounting policies that were updated resulting from our adoption of the Current Expected Credit Losses standard (See Note 1 in Item 1, "Overview and Summary of Significant Accounting Policies"), to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended April 30,				Six Months Ended April 30,
	2021		2020		2021		2020
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$6,700	100.0%	$6,009	100.0%	$13,533	100.0%	$12,958	100.0%
Cost of sales	4,413	65.9	4,095	68.1	8,958	66.2	8,762	67.6
Gross profit	2,287	34.1	1,914	31.9	4,575	33.8	4,196	32.4
Research and development	503	7.5	450	7.5	971	7.2	935	7.2
Selling, general and administrative	1,199	17.9	1,109	18.4	2,358	17.4	2,327	17.9
Amortization of intangible assets	84	1.3	84	1.5	194	1.4	204	1.6
Impairment of goodwill	—	—	865	14.4	—	—	865	6.7
Transformation costs	209	3.1	200	3.3	520	3.9	289	2.3
Disaster charges	1	—	22	0.4	1	—	22	0.2
Acquisition, disposition and other related charges	13	0.2	18	0.3	31	0.2	40	0.3
Earnings (loss) from operations	278	4.1	(834)	(13.9)	500	3.7	(486)	(3.8)
Interest and other, net	(11)	(0.2)	(68)	(1.1)	(55)	(0.4)	(87)	(0.7)
Tax indemnification adjustments	—	—	(35)	(0.6)	(16)	(0.1)	(56)	(0.4)
Non-service net periodic benefit credit	17	0.3	36	0.6	34	0.2	73	0.6
Earnings (loss) from equity interests	4	0.1	(10)	(0.2)	30	0.2	23	0.2
Earnings (loss) before taxes	288	4.3	(911)	(15.2)	493	3.6	(533)	(4.1)
(Provision) benefit for taxes	(29)	(0.4)	90	1.5	(11)	—	45	0.3
Net earnings (loss)	$259	3.9%	$(821)	(13.7)%	$482	3.6%	$(488)	(3.8)%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Stock-based compensation expense is included within costs and expenses presented in the table above as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	In millions
Cost of sales	$11	$9	$24	$22
Research and development	31	19	68	46
Selling, general and administrative	56	39	116	92
Acquisition, disposition and other related charges	7	1	10	1
Total	$105	$68	$218	$161
On April 14, 2021 (the "Approval Date"), shareholders of the Company approved the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan (the "2021 Plan") that replaced the Company’s 2015 Stock Incentive Plan (the “2015 Plan”). The 2021 Plan provides for the grant of various types of awards including restricted stock awards, stock options and performance-based awards. These awards generally vest over 3 years from the grant date. The maximum number of shares that may be delivered to the participants under the 2021 Plan shall not exceed 7 million shares, plus 35.8 million shares that were available for grant under the 2015 Plan as of the Approval Date and any awards granted under the 2015 Plan prior to the Approval Date that were cash-settled, forfeited, terminated or lapsed after the Approval Date. As of April 30, 2021, the company had remaining authorization of 42.9 million shares under the 2021 Plan.
Net Revenue
For the three months ended April 30, 2021, total net revenue was $6.7 billion, increased by $691 million, or 11.5% (increased 9.0% on a constant currency basis), as compared to the prior-year period. U.S. net revenue increased by $112 million, or 5.9%, to $2.0 billion, and net revenue from outside of the U.S. increased by $579 million, or 14.1%, to $4.7 billion. The net revenue increase for the three months ended April 30, 2021 was due to multiple factors which include improvement in overall demand environment, substantially reduced supply chain constraint compared to prior-year-period, and strong momentum of revenue growth in our WLAN and Switching product offerings. Additionally, the general weakening of the U.S. dollar relative to certain foreign currencies during the three months ended April 30, 2021 compared to the same period in 2020, had a favorable impact on net revenue.
For the six months ended April 30, 2021, total net revenue was $13.5 billion, increased by $575 million, or 4.4% (increased 2.8% on a constant currency basis), as compared to the prior-year period. U.S. net revenue decreased by $28 million, or 0.7%, to $4.2 billion, and net revenue from outside of the U.S. increased by $603 million, or 6.9%, to $9.3 billion. The net revenue increase for the six months ended April 30, 2021 was due to multiple factors as stated above for the three months ended April 30, 2021 period, the effects of which were partially offset by revenue decline during the first three months of fiscal 2021 resulting from a challenging macro-economic and highly competitive environment.
From a segment perspective, for the three months ended April 30, 2021, as compared to the prior-year period, we experienced net revenue increase in all the segments, primarily led by Compute and Intelligent Edge segments. The net revenue increase for the six months ended April 30, 2021, as compared to the prior-year period was driven by all segments, except HPC & MCS which was flat and Storage which slightly declined year over year. The components of the weighted net revenue change by segment were as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Three Months Ended April 30, 2021	Six Months Ended April 30, 2021
	Percentage points
Compute	5.4	2.1
HPC & MCS	1.3	—
Storage	0.8	(0.1)
Intelligent Edge	2.2	1.7
Financial Services	0.1	0.1
Corporate Investments and Other	0.4	0.1
Total Segment	10.2	3.9
Elimination of Intersegment net revenue	1.3	0.5
Total HPE	11.5	4.4
Please refer to the section "Segment Information" below for the discussion of the segment result on each of our reportable segments.
Gross Profit
For the three and six months ended April 30, 2021, as compared to the prior-year period, total gross profit margin increased 2.2 and 1.4 percentage points respectively. The gross profit margin increase for both periods were due primarily to lower supply chain and commodity costs, disciplined pricing, operational efficiency achieved through our transformation programs, and ongoing mix shift towards higher-margin, software-rich offerings, partially offset by competitive pricing pressures and higher variable compensation expense.
Research and Development
R&D expense increased by $53 million, or 12%, and by $36 million, or 4%, for the three and six months ended April 30, 2021, respectively, as compared to the prior-year periods, due primarily to higher employee compensation expense, partially offset by the cost savings achieved as we rationalize our R&D through transformation programs by focusing investment in growth areas.
Selling, General and Administrative
Selling, general and administrative expense increased by $90 million, or 8%, and by $31 million, or 1%, for the three and six months ended April 30, 2021, respectively, as compared to the prior-year periods, due primarily to the higher investment in sales and marketing, higher employee compensation expense and unfavorable currency fluctuations, partially offset by cost savings achieved through our transformation programs and lower travel expenses.
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
Transformation costs increased by $231 million or 80%, for the six months ended April 30, 2021, as compared to the prior-year period, due primarily to higher restructuring charges and the program management charges recorded in the current year, partially offset by lower gains on real estate sales.
See Note 3, "Transformation Programs", for discussion on the Transformation Costs.
Disaster charges
Disaster charges for the three and six months ended April 30, 2020, represent direct costs resulting from COVID-19 for HPE hosted, co-hosted, or sponsored events which were converted to a virtual format or cancelled.
Interest and Other, Net
Interest and other, net expense decreased by $57 million and $32 million for the three and six months ended April 30, 2021, as compared to the prior-year period, due primarily to gains from equity investments and lower unfavorable currency fluctuations, partially offset by lower gain on the sale of certain assets in the current year period.
Tax Indemnification Adjustments
We recorded tax indemnification expense of $16 million for the six months ended April 30, 2021, and tax indemnification expense of $35 million and $56 million for the three and six months ended April 30, 2020, respectively. These amounts primarily resulted from changes in certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc. and for which we are indemnified under the Termination and Mutual Release Agreement. For the six months ended April 30, 2021, the amount also included changes to certain pre-divestiture tax liabilities related to our Enterprise Services business spun off in 2017.
Non-service net periodic benefit
Non-service net periodic benefit credit decreased by $19 million and $39 million for the three and six months ended April 30, 2021, as compared to the prior-year periods, due primarily to lower expected returns on plan assets.
Earnings (loss) from Equity Interests
Earnings from equity interests primarily represents our 49% interest in H3C Technologies' ("H3C") earnings and the amortization of our interest in a basis difference. For the three and six months ended April 30, 2021, earnings from equity interests increased by $14 million and $7 million, respectively, as compared to the prior-year periods, due to higher net income earned by H3C.
Provision for Taxes
Our effective tax rate was 10.1% and 9.9% for the three months ended April 30, 2021 and 2020, respectively, and 2.2% and 8.4% for the six months ended April 30, 2021 and 2020, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but may also be materially impacted by discrete tax adjustments during the fiscal year.
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
As described in Item 1, Note 1, "Overview and Summary of Significant Accounting Policies", effective at the beginning of the first quarter of fiscal 2021, we (a) excluded stock-based compensation expense from our segment earnings from operations; and (b) implemented certain organizational changes to align our segment financial reporting more closely with our

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
current business structure. As a result of these organizational changes, our operations are now organized into six segments for financial reporting purposes: Compute, HPC & MCS, Storage, Intelligent Edge, FS, and Corporate Investments and Other. The Corporate Investments and Other Segment now includes the A & PS operating segment, the Communications and Media Solutions operating segment, the Software operating segment, and the Hewlett Packard Enterprise Labs which is responsible for research and development. We reflected these changes in our segment information retrospectively to the earliest period presented, which primarily resulted in the realignment of net revenue and operating profit for each of the segments. These changes had no impact on Hewlett Packard Enterprise's previously reported consolidated results.
Segment Results
The following provides an overview of our key financial metrics by segment for the three months ended April 30, 2021, as compared to the prior-year period:

	Compute	HPC & MCS	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	HPE Consolidated

Net revenue(1)	$2,976	$685	$1,137	$799	$839	$350	$6,700
Year-over-year change %	12.1%	12.9%	4.7%	20.2%	0.7%	6.7%	11.5%
Earnings (loss) from operations(2)	$335	$19	$191	$124	$91	$(25)	$278
Earnings (loss) from operations as a % of net revenue	11.3%	2.8%	16.8%	15.5%	10.8%	(7.1)%	4.1%
Year-over-year change percentage points	5.5 pts	(4.8) pts	1.1 pts	3.2 pts	1.6 pts	8.4 pts	18.0 pts

The following provides an overview of our key financial metrics by segment for the six months ended April 30, 2021, as compared to the prior-year period:

	Compute	HPC & MCS	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	HPE Consolidated

Net revenue(1)	$5,962	$1,447	$2,330	$1,605	$1,699	$671	$13,533
Year-over-year change %	4.9%	0.1%	(0.3)%	15.9%	0.4%	2.4%	4.4%
Earnings (loss) from operations(2)	$677	$62	$426	$276	$175	$(56)	$500
Earnings (loss) from operations as a % of net revenue	11.4%	4.3%	18.3%	17.2%	10.3%	(8.3)%	3.7%
Year-over-year change percentage points	3.0 pts	(3.2) pts	0.3 pts	5.0 pts	1.3 pts	7.6 pts	7.5 pts

(1)HPE consolidated net revenue excludes intersegment net revenue.
(2)Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of initial direct costs, amortization of intangible assets, transformation costs, disaster charges and acquisition, disposition and other related charges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Compute

	Three months ended April 30,
	2021	2020	% Change
	Dollars in millions
Net revenue	$2,976	$2,655	12.1%
Earnings from operations	$335	$155	116.1%
Earnings from operations as a % of net revenue	11.3%	5.8%

	Six months ended April 30,
	2021	2020	% Change
	Dollars in millions
Net revenue	$5,962	$5,685	4.9%
Earnings from operations	$677	$479	41.3%
Earnings from operations as a % of net revenue	11.4%	8.4%

Three months ended April 30, 2021 compared with three months ended April 30, 2020
Compute net revenue increased by $321 million, or 12.1% (increased 9.8% on a constant currency basis), for the three months ended April 30, 2021 as compared to the prior-year period. Net revenue in Compute increased primarily due to an increase in unit shipments resulting from substantially reduced supply chain constraint impact of COVID-19, and higher average unit prices. Additionally, favorable currency fluctuations also contributed to the net revenue increase.
Compute earnings from operations as a percentage of net revenue increased 5.5 percentage points for the three months ended April 30, 2021, as compared to the prior-year period, primarily due to a decrease in costs of products and services and a decrease in operating expense as a percentage of net revenue. The decrease in costs of products and services as a percentage of net revenue was primarily due to lower supply chain costs, disciplined pricing and favorable currency fluctuations, partially offset by unfavorable product mix. The decrease in operating expense as a percentage of net revenue was driven by the scale of the net revenue increase, while total operating expenses increased year-over-year primarily due to higher variable compensation expense partially offset by cost savings from our transformation programs.

Six months ended April 30, 2021 compared with six months ended April 30, 2020
Compute net revenue increased by $277 million, or 4.9% (increased 3.4% on a constant currency basis), for the six months ended April 30, 2021 as compared to the prior-year period. Net revenue in Compute increased primarily due to an increase in unit shipments resulting from substantially reduced supply chain constraint impact of COVID-19, and higher average unit prices. Additionally, favorable currency fluctuations also contributed to the net revenue increase.

Compute earnings from operations as a percentage of net revenue increased 3.0 percentage points for the six months ended April 30, 2021, as compared to the prior-year period, primarily due to a decrease in costs of products and services and a decrease in operating expense as a percentage of net revenue. The decrease in costs of products and services was primarily due to lower supply chain costs and disciplined pricing, partially offset by unfavorable product mix and higher variable compensation expense. The decrease in operating expense as a percentage of net revenue was driven by the scale of the net revenue increase, and cost savings from our transformation programs partially offset by higher variable compensation expense.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
HPC & MCS

	Three Months Ended April 30,
	2021	2020	% Change
	Dollars in millions
Net revenue	$685	$607	12.9%
Earnings from operations	$19	$46	(58.7)%
Earnings from operations as a % of net revenue	2.8%	7.6%

	Six Months Ended April 30,
	2021	2020	% Change
	Dollars in millions
Net revenue	$1,447	$1,446	0.1%
Earnings from operations	$62	$109	(43.1)%
Earnings from operations as a % of net revenue	4.3%	7.5%
Three months ended April 30, 2021 compared with three months ended April 30, 2020
HPC & MCS net revenue increased by $78 million, or 12.9% (increased 11.4% on a constant currency basis), for the three months ended April 30, 2021, as compared to the prior-year period, as we achieved more customer acceptance milestones, and favorable foreign currency fluctuations, the effects of which were partially offset by competitive pricing pressures.
HPC & MCS earnings from operations as a percentage of net revenue decreased 4.8 percentage points for the three months ended April 30, 2021, as compared to the prior-year period, primarily due to an increase in cost of products and services as a percentage of net revenue partially offset by a decrease in operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was primarily due to competitive pricing pressures, higher commodity costs and variable compensation expense partially offset by savings from our transformation programs. The decrease in operating expenses as a percentage of net revenue was primarily due to the scale of net revenue increase and cost savings from our transformation programs partially offset by higher field selling costs and variable compensation expense.
Six months ended April 30, 2021 compared with six months ended April 30, 2020

HPC & MCS net revenue remained flat (decreased 0.5% on a constant currency basis), for the six months ended April 30, 2021, as compared to the prior-year period, as the customer acceptance milestones challenges in the first quarter were achieved in the second quarter of fiscal 2021.
HPC & MCS earnings from operations as a percentage of net revenue decreased 3.2 percentage points for the six months ended April 30, 2021, as compared to the prior-year period, primarily due to increase in cost of products and services as a percentage of net revenue while operating expenses as a percentage of net revenue remained relatively flat. The increase in cost of products and services as a percentage of net revenue was primarily due to competitive pricing pressures, higher commodity costs and higher variable compensation expense partially offset by cost savings from our Transformation Programs. The operating expenses as a percentage of net revenue remained relatively flat, as the cost savings from our transformation programs were offset by higher variable compensation expense and field selling costs.
Storage

	Three Months Ended April 30,
	2021	2020	% Change
	Dollars in millions
Net revenue	$1,137	$1,086	4.7%
Earnings from operations	$191	171	11.7%
Earnings from operations as a % of net revenue	16.8%	15.7%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Six Months Ended April 30,
	2021	2020	% Change
	Dollars in millions
Net revenue	$2,330	$2,338	(0.3)%
Earnings from operations	$426	$422	0.9%
Earnings from operations as a % of net revenue	18.3%	18.0%
Three months ended April 30, 2021 compared with three months ended April 30, 2020
Storage net revenue increased by $51 million or 4.7% (increased 2.7% on a constant currency basis), for the three months ended April 30, 2021 as compared to the prior-year period due primarily to favorable currency fluctuations and growth in software-defined offerings, partially offset by competitive pricing pressures. We experienced revenue growth in our Primary Storage products, Traditional Storage products and Storage Services.
Storage earnings from operations as a percentage of net revenue increased 1.1 percentage points for the three months ended April 30, 2021, as compared to the prior-year period, due to a decrease in cost of products and services as a percentage of net revenue, partially offset by an increase in operating expenses as a percentage of net revenue. The decrease in cost of products and services as a percentage of net revenue was due primarily to lower commodity cost, lower fixed overhead costs as a percentage of net revenue, and improved operational efficiencies achieved through our transformation programs, the effects of which were partially offset by competitive pricing pressures and higher variable compensation expense. The increase in operating expenses as a percentage of net revenue was due primarily to higher variable compensation expense and field selling costs.
Six months ended April 30, 2021 compared with six months ended April 30, 2020
Storage net revenue decreased by $8 million or 0.3% (decreased 1.8% on a constant currency basis), for the six months ended April 30, 2021 as compared to the prior-year period. The Storage segment was impacted by weaker demand environment in the first quarter of fiscal 2021, coupled with competitive pricing pressures, partially offset by favorable currency fluctuations. We experienced net revenue decline in Simplivity products and Traditional Storage products, partially offset by higher revenue from Primary Storage products and Storage Services.
Storage earnings from operations as a percentage of net revenue increased 0.3 percentage points for the six months ended April 30, 2021, as compared to the prior-year period, due to a decrease in cost of products and services as a percentage of net revenue, partially offset by an increase in operating expenses as a percentage of net revenue. The decrease in cost of products and services as a percentage of net revenue was due primarily to lower fixed overhead costs as a percentage of net revenue, improved operational efficiencies achieved through our transformation programs, favorable currency fluctuations, and lower commodity cost, the effects of which were partially offset by competitive pricing pressures and higher variable compensation expense. The increase in operating expenses as a percentage of net revenue was due primarily to higher variable compensation expense.
Intelligent Edge

	Three Months Ended April 30,
	2021	2020	% Change
	Dollars in millions
Net revenue	$799	$665	20.2%
Earnings from operations	$124	$82	51.2%
Earnings from operations as a % of net revenue	15.5%	12.3%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Six Months Ended April 30,
	2021	2020	% Change
	Dollars in millions
Net revenue	$1,605	$1,385	15.9%
Earnings from operations	$276	$169	63.3%
Earnings from operations as a % of net revenue	17.2%	12.2%
Three months ended April 30, 2021 compared with three months ended April 30, 2020
Intelligent Edge net revenue increased by $134 million, or 20.2% (increased 17.3% on a constant currency basis), for the three months ended April 30, 2021, as compared to the prior-year period primarily due to revenue growth in WLAN and Switching products, additional revenue from the SilverPeak acquisition, and favorable foreign currency fluctuations.
Intelligent Edge earnings from operations as a percentage of net revenue increased 3.2 percentage points for the three months ended April 30, 2021 as compared to the prior year period due primarily to a decrease in operating expenses as a percentage of net revenue and a decrease in cost of products and services as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was primarily due to lower cost of switching products partially offset by lower mix of revenue from software and services, higher variable compensation expense and logistic costs. The decrease in operating expenses as a percentage of net revenue was primarily due to improved operational efficiencies including cost savings from transformation programs partially offset by higher variable compensation expense and additional expenses from the SilverPeak acquisition.

Six months ended April 30, 2021 compared with six months ended April 30, 2020
Intelligent Edge net revenue increased by $220 million, or 15.9% (increased 13.8% on a constant currency basis), for the six months ended April 30, 2021, as compared to the prior-year period primarily due to revenue growth in WLAN and Switching products, additional revenue from the SilverPeak acquisition, and favorable foreign currency fluctuations.
Intelligent Edge earnings from operations as a percentage of net revenue increased 5.0 percentage points for the six months ended April 30, 2021 as compared to the prior year period due primarily to a decrease in operating expenses as a percentage of net revenue and a decrease in cost of products and services as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was primarily due to lower cost of switching and WLAN product materials, and the impact of the SilverPeak acquisition partially offset by higher variable compensation expense and logistic costs. The decrease in operating expenses as a percentage of net revenue was primarily due to improved operational efficiencies including cost savings from transformation programs partially offset by higher variable compensation expense and the addition of expenses from the SilverPeak acquisition.
Financial Services

	Three Months Ended April 30,
	2021	2020	% Change
	Dollars in millions
Net revenue	$839	$833	0.7%
Earnings from operations	$91	$77	18.2%
Earnings from operations as a % of net revenue	10.8%	9.2%

	Six Months Ended April 30,
	2021	2020	% Change
	Dollars in millions
Net revenue	$1,699	$1,692	0.4%
Earnings from operations	$175	$152	15.1%
Earnings from operations as a % of net revenue	10.3%	9.0%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Three months ended April 30, 2021 compared with three months ended April 30, 2020
FS net revenue increased by $6 million, or 0.7% (decreased 2.5% on a constant currency basis), for the three months ended April 30, 2021, as compared to the prior-year period. The increase in net revenue was due primarily to favorable currency fluctuations, largely offset by a decrease in rental revenue due to lower average operating lease assets.
FS earnings from operations as a percentage of net revenue increased 1.6 percentage points for the three months ended April 30, 2021, as compared to the prior-year period, due primarily to lower cost of services as a percentage of net revenue, partially offset by an increase in operating expenses as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted from lower borrowing costs and lower depreciation expense, partially offset by higher bad debt expense. The increase in operating expenses as a percentage of net revenue was due primarily to higher field selling costs.
Six months ended April 30, 2021 compared with six months ended April 30, 2020
FS net revenue increased by $7 million, or 0.4% (decreased 1.8% on a constant currency basis), for the six months ended April 30, 2021, as compared to the prior-year period. The increase in net revenue was due primarily to favorable currency fluctuations, largely offset by a decrease in rental revenue due to lower average operating lease assets, along with lower asset management revenue from lease buyouts.
FS earnings from operations as a percentage of net revenue increased 1.3 percentage points for the six months ended April 30, 2021, as compared to the prior-year period, due primarily to lower cost of services as a percentage of net revenue, partially offset by an increase in operating expenses as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted from lower borrowing costs and lower depreciation expense, partially offset by higher bad debt expense. The increase in operating expenses as a percentage of net revenue was due primarily to higher field selling costs.
Financing Volume

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	In millions
Financing volume	$1,451	$1,493	$2,696	$2,901
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased by 2.8% and 7.1% for the three and six months ended April 30, 2021 respectively, as compared to the prior-year periods. For both three and six months ended April 30, 2021, the decrease was primarily driven by lower financing associated with both third-party and HPE product sales and related service offerings, partially offset by favorable currency fluctuations.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	April 30, 2021	October 31, 2020
	Dollars in millions
Financing receivables, gross	$9,142	$9,058
Net equipment under operating leases	3,926	4,027
Capitalized profit on intercompany equipment transactions(1)	276	315
Intercompany leases(1)	87	92
Gross portfolio assets	13,431	13,492
Allowance for credit losses(2)	224	154
Operating lease equipment reserve	43	64
Total reserves	267	218
Net portfolio assets	$13,164	$13,274
Reserve coverage	2.0%	1.6%
Debt-to-equity ratio(3)	7.0x	7.0x

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.6 billion and $11.7 billion at April 30, 2021 and October 31, 2020, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both April 30, 2021 and October 31, 2020 was $1.7 billion.
As of April 30, 2021 and October 31, 2020, FS net cash and cash equivalents balances were approximately $679 million and $729 million, respectively.
Net portfolio assets as of April 30, 2021 decreased 0.8% from October 31, 2020. The decrease generally resulted from portfolio runoff exceeding new financing volume during the period, partially offset by favorable currency fluctuations.
FS bad debt expense includes charges to general reserves, specific reserves and write-offs for sales-type, direct-financing and operating leases. For the three and six months ended April 30, 2021, FS recorded net bad debt expense of $31 million and $59 million, respectively. For the three and six months ended April 30, 2020, FS recorded net bad debt expense of $19 million and $33 million, respectively.
As of April 30, 2021, FS experienced a decrease in billed finance receivables compared to October 31, 2020, which included limited impact to collections from customers as a result of COVID-19. We are currently unable to fully predict the extent to which COVID-19 may adversely impact future collections of our receivables.
Corporate Investments and Other

	Three Months Ended April 30,
	2021	2020	% Change
	Dollars in millions
Net revenue	$350	$328	6.7%
Loss from operations	$(25)	$(51)	51.0%
Loss from operations as a % of net revenue	(7.1)%	(15.5)%

	Six Months Ended April 30,
	2021	2020	% Change
	Dollars in millions
Net revenue	$671	$655	2.4%
Loss from operations	$(56)	$(104)	46.2%
Loss from operations as a % of net revenue	(8.3)%	(15.9)%
Three months ended April 30, 2021 compared with three months ended April 30, 2020
Corporate Investments and Other net revenue increased by $22 million, or 6.7% (increased 3.7% on a constant currency basis), for the three months ended April 30, 2021 as compared to the prior-year period. The increase in net revenue was due primarily to favorable currency fluctuations and revenue growth from Software, Communications and Media Solutions ("CMS") and A & PS businesses.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased 8.4 percentage points for the three months ended April 30, 2021, as compared to the prior-year period. The decrease was due primarily to lower cost of services as a percentage of net revenue coupled with a decrease in operating expenses as a percentage of net revenue, as a result of the operational efficiency achieved through our transformation programs.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Six months ended April 30, 2021 compared with six months ended April 30, 2020
Corporate Investments and Other net revenue increased by $16 million, or 2.4% (decreased 0.2% on a constant currency basis), for the six months ended April 30, 2021 as compared to the prior-year period due to favorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased 7.6 percentage points for the six months ended April 30, 2021, as compared to the prior-year period. The decrease was due primarily to lower cost of services as a percentage of net revenue coupled with a decrease in operating expenses as a percentage of net revenue, as a result of the operational efficiency achieved through our transformation programs.
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
As a result of increased uncertainty due to COVID-19, purchases under our share repurchase program previously authorized by our Board of Directors, were suspended and as such, no purchases were made during the six months ended April 30, 2021. As of April 30, 2021, we had a remaining authorization of $2.1 billion for future share repurchases.
Liquidity
Our cash flow metrics were as follows:

	Six months ended April 30,
	2021	2020
	In millions
Net cash provided by operating activities	$1,785	$21
Net cash used in investing activities	(1,231)	(104)
Net cash (used in) provided by financing activities	(419)	1,997
Net increase in cash, cash equivalents and restricted cash	$135	$1,914

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Operating Activities
For the six months ended April 30, 2021, net cash from operating activities increased by $1.8 billion, as compared to the corresponding period in fiscal 2020. The increase was primarily due to higher cash generated from working capital and higher earnings.
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	April 30, 2021	October 31, 2020	Change	April 30, 2020	October 31, 2019	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	39	42	(3)	39	37	2	—
Days of supply in inventory ("DOS")	64	48	16	76	45	31	(12)
Days of purchases outstanding in accounts payable ("DPO")	(113)	(97)	(16)	(120)	(104)	(16)	7
Cash conversion cycle	(10)	(7)	(3)	(5)	(22)	17	(5)
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three month period in fiscal 2020, DSO is flat.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three month period in fiscal 2020, the decrease in DOS was primarily driven by higher shipments in the current period. The corresponding three month period in fiscal 2020 was impacted by lower consumption of inventory due to constraints with accessing certain key components resulting from COVID-19.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three month period in fiscal 2020, the decrease in DPO was primarily driven by higher consumption of inventory due to higher shipments in the current period.
Investing Activities
For the six months ended April 30, 2021, net cash used in investing activities increased by $1.1 billion, as compared to the corresponding period in fiscal 2020. The increase was primarily due to higher cash utilized in net financial collateral activities of $0.9 billion and higher cash utilized for investment in property, plant and equipment, net of sales proceeds of $0.2 billion as compared to the prior year period.
Financing Activities
For the six months ended April 30, 2021, net cash generated from financing activities decreased by $2.4 billion, as compared to the corresponding period in fiscal 2020. The decrease was primarily due to lower proceeds from debt issuance of $1.9 billion, higher cash utilized for debt repayment of $0.8 billion and cash utilized for share repurchases of $0.4 billion in the prior year period.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Free Cash Flow
Free cash flow is defined as cash flow from operations less investments in property, plant and equipment net of proceeds from the sale of property, plant and equipment. For the six months ended April 30, 2021, free cash flow increased by $1.5 billion, as compared to the corresponding period in fiscal 2020. The increase was due to higher cash generated from operations of $1.8 billion as compared to the prior year period, partially offset by higher cash utilized for investment in property, plant and equipment, net of sales proceeds of $0.2 billion.
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
In March 2021, the Company repaid $500 million of three-month USD LIBOR plus 0.68% Senior Notes on their original maturity date.
In March 2021, the Company issued $1.0 billion of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.49%, payable monthly from April 2021 with a stated final maturity date of March 2031.
Commercial Paper
We maintain two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. Our U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. Our euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed $4.75 billion. In addition, our subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of April 30, 2021 and October 31, 2020, no borrowings were outstanding under the Parent Programs, and $698 million and $677 million, respectively, were outstanding under our subsidiary’s program.
During the first six months of fiscal 2021, we issued $416 million and repaid $420 million of commercial paper.
Revolving Credit Facility
We maintain a $4.75 billion five year senior unsecured committed credit facility that was entered into in August 2019. Loans under the revolving credit facility may be used for general corporate purposes, including support of the commercial paper program. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to the satisfaction of certain conditions, by up to two, one-year periods. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. As of April 30, 2021 and October 31, 2020, no borrowings were outstanding under the Credit Agreement.
Available Borrowing Resources
We had the following additional liquidity resources available if needed:

As of April 30, 2021
In millions
Commercial paper programs	$5,052
Uncommitted lines of credit	$1,134

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
In March 2021, we repaid $500 million of three-month USD LIBOR plus 0.68% Senior Notes on their original maturity date.
In March 2021, we issued $1.0 billion of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.49%, payable monthly from April 2021 with a stated final maturity date of March 2031.
Other than the above, our contractual obligations have not changed materially since October 31, 2020. For further information see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
Retirement Benefit Plan Funding
For the remainder of fiscal 2021, we anticipate making contributions of approximately $103 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.
Restructuring Plans
As of April 30, 2021, we expect to make future cash payments of approximately $1.1 billion in connection with our approved restructuring plans, which includes $250 million expected to be paid through the remainder of fiscal 2021 and $840 million expected to be paid thereafter. For more information on our restructuring activities, see Note 3, "Transformation Programs".
Uncertain Tax Positions
As of April 30, 2021, we had approximately $427 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $33 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with tax authorities. For more information on our uncertain tax positions, see Note 5, "Taxes on Earnings".
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
GAAP to Non GAAP Reconciliations
Effective at the beginning of the first quarter of fiscal 2021, the Company excluded stock-based compensation expense from its segment earnings from operations results and excluded stock-based compensation expense from non-GAAP results. The Company has reflected this change retrospectively to its financial results for the earliest period presented. This change had no impact on Hewlett Packard Enterprise's previously reported consolidated GAAP results. However, the Company reflected the change resulting from the reclassification of its stock-based compensation expense by restating its consolidated non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP earnings from operations, non-GAAP operating profit margin, non-GAAP net earnings and non-GAAP net earnings per share.
The following tables provide reconciliation of GAAP to non-GAAP measures for the three and six months ended April 30, 2021 and 2020:
Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	Three Months Ended April 30,				Six Months Ended April 30,
	2021		2020		2021		2020
	Dollars in millions	Diluted net earnings per share	Dollars in millions	Diluted net earnings per share	Dollars in millions	Diluted net earnings per share	Dollars in millions	Diluted net earnings per share
GAAP net earnings (loss)	$259	$0.19	$(821)	$(0.64)	$482	$0.36	$(488)	$(0.38)
Non-GAAP adjustments:
Amortization of initial direct costs	2	—	3	—	4	—	6	—
Amortization of intangible assets	84	0.06	84	0.07	194	0.15	204	0.16
Impairment of goodwill	—	—	865	0.67	—	—	865	0.67
Transformation costs	209	0.15	200	0.15	520	0.40	289	0.22
Disaster charges	1	—	22	0.02	1	—	22	0.02
Stock-based compensation expense	98	0.08	67	0.05	208	0.16	160	0.12
Acquisition, disposition and other related charges	13	0.01	25	0.02	31	0.02	67	0.05
Tax indemnification adjustments	—	—	35	0.03	16	0.01	56	0.04
Non-service net periodic benefit credit	(17)	(0.01)	(36)	(0.03)	(34)	(0.03)	(73)	(0.06)
Earnings from equity interests(1)	34	0.03	37	0.03	68	0.05	74	0.06
Adjustments for taxes	(71)	(0.05)	(137)	(0.10)	(199)	(0.14)	(181)	(0.13)
Non-GAAP net earnings	$612	$0.46	$344	$0.27	$1,291	$0.98	$1,001	$0.77

(1) Represents the amortization of basis difference adjustments related to the H3C divestiture.
Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Three Months Ended April 30,				Six Months Ended April 30,
	2021		2020		2021		2020
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions				In millions
GAAP earnings (loss) from operations	$278	4.1%	$(834)	(13.9)%	$500	3.7%	$(486)	(3.8)%
Non-GAAP adjustments:
Amortization of initial direct costs	2	—%	3	—%	4	—%	6	—%
Amortization of intangible assets	84	1.3%	84	1.4%	194	1.4%	204	1.6%
Impairment of goodwill	—	—%	865	14.4%	—	—%	865	6.7%
Transformation costs	209	3.1%	200	3.3%	520	3.9%	289	2.2%
Disaster charges	1	—%	22	0.4%	1	—%	22	0.2%
Stock-based compensation expense	98	1.5%	67	1.1%	208	1.6%	160	1.2%
Acquisition, disposition and other related charges	13	0.2%	25	0.4%	31	0.2%	67	0.5%
Non-GAAP earnings from operations	$685	10.2%	$432	7.2%	$1,458	10.8%	$1,127	8.7%
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	Three Months Ended April 30,				Six Months Ended April 30,
	2021		2020		2021		2020
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions				In millions
GAAP Net revenue	$6,700	100%	$6,009	100%	$13,533	100%	$12,958	100%
GAAP Cost of sales	4,413	65.9%	4,095	68.1%	8,958	66.2%	8,762	67.6%
GAAP Gross profit	$2,287	34.1%	$1,914	31.9%	$4,575	33.8%	$4,196	32.4%
Non-GAAP adjustments
Amortization of initial direct costs	2	—%	3	—%	4	—%	6	—%
Stock-based compensation expense	11	0.2%	9	0.1%	24	0.2%	22	0.2%
Acquisition, disposition and other related charges(1)	—	—%	7	0.2%	—	—%	27	0.2%
Non-GAAP Gross Profit	$2,300	34.3%	$1,933	32.2%	$4,603	34.0%	$4,251	32.8%

(1) Represent charges related to a non-cash inventory fair value adjustment in connection with the acquisition of Cray, which was included in Cost of Sales.
Reconciliation of net cash provided by operating activities to free cash flow.

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	In millions		In millions
Net cash provided by operating activities	$822	$100	$1,785	$21
Investment in property, plant and equipment	(535)	(591)	(1,048)	(1,159)
Proceeds from sale of property, plant and equipment	81	89	194	551
Free cash flow	$368	$(402)	$931	$(587)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Non-GAAP financial measures
The non-GAAP financial measures presented are net revenue on a constant currency basis, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue), non-GAAP net earnings, non-GAAP diluted net earnings per share and free cash flow. These non-GAAP financial measures are used by management for purposes of evaluating our historical and prospective financial performance, as well as evaluating our performance relative to our competitors. These non-GAAP financial measures are not computed in accordance with, or as an alternative to, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to net revenue on a constant currency basis is net revenue. The GAAP measure most directly comparable to non-GAAP gross profit is gross profit. The GAAP measure most directly comparable to non-GAAP gross profit margin is gross profit margin. The GAAP measure most directly comparable to non-GAAP earnings from operations is earnings from operations. The GAAP measure most directly comparable to non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) is operating profit margin (Earnings from operations as a percentage of net revenue). The GAAP measure most directly comparable to non-GAAP net earnings is net earnings. The GAAP measure most directly comparable to non-GAAP diluted net earnings per share is diluted net earnings per share. The GAAP measure most directly comparable to free cash flow is cash flow from operations.
Net revenue on a constant currency basis assumes no change in the foreign exchange rate from the prior-year period. Non-GAAP gross profit and non-GAAP gross profit margin is defined to exclude charges related to the amortization of initial direct costs, stock-based compensation expense and certain acquisition, disposition and other related charges. Non-GAAP earnings from operations and non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) consist of earnings from operations excluding any charges related to the amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster charges, stock-based compensation expense and acquisition, disposition and other related charges. Non-GAAP net earnings and Non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges, as well as an adjustment to tax indemnification adjustments, non-service net periodic benefit credit, loss from equity interests, certain income tax valuation allowances and separation taxes, the impact of U.S. tax reform, structural rate adjustment and excess tax benefit from stock-based compensation. In addition, non-GAAP net earnings and non-GAAP diluted net earnings per share are adjusted by the amount of additional taxes or tax benefits associated with each non-GAAP item. We believe that excluding the items mentioned above from these non-GAAP financial measures allows management to better understand our consolidated financial performance in relation to the operating results of our segments. Management does not believe that the excluded items are reflective of ongoing operating results, and excluding them facilitates a more meaningful evaluation of our current operating performance in comparison to our peers. The excluded items can be inconsistent in amount and frequency and/or not reflective of the operational performance of the business.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended April 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting even though our global workforce continues to primarily work-from-home due to COVID-19. We are continually monitoring and assessing the COVID-19 situation and its impact on our internal controls.

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

On April 6, 2020, the Company announced that it suspended purchases under its share repurchase program in response to the global economic uncertainty that resulted from the worldwide spread of the novel coronavirus. As of April 30, 2021, the Company had no unsettled open market repurchases and had a remaining authorization of $2.1 billion for future share repurchases.
Item 5. Other Information.
The following disclosure is being made under Section 13(r) of the Exchange Act:

On March 2, 2021, the U.S. Secretary of State designated the Russian Federal Security Service (“FSB”) as a party subject to the provisions of U.S. Executive Order No. 13382 issued in 2005 (“Executive Order 13382”). Our local subsidiary is required to engage on a regular basis with the FSB as a licensing authority and file documents in order to conduct business within the Russian Federation. There are no gross revenues or net profits directly associated with any such dealings by us with the FSB and all such dealings are explicitly authorized by General License 1B issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control. We plan to continue these activities as required to continue to conduct business in the Russian Federation to the extent permitted by applicable law.

On April 15, 2021, the U.S. Government issued an executive order on Blocking Property with Respect to Specified Harmful Foreign Activities of the Government of the Russian Federation (“Executive Order 14024”), implementing additional U.S. sanctions against the Russian government and against Russian actors that threaten U.S. interests, including certain technology companies that support the Russian Intelligence Service. The U.S. Secretary of the Treasury designated Pozitiv Teknolodzhiz, AO (“Positive Technologies”) under Executive Order 14024 and Executive Order 13382. Prior to its designation, HPE’s local Russian subsidiary, occasionally through distributors and resellers, had sold equipment to and entered into service contracts with Positive Technologies. HPE’s local subsidiary had also entered into an original equipment manufacturing agreement with Positive Technologies and approved it as a reseller. Following the sanctions designation, our local subsidiary immediately initiated procedures to terminate its relationship with Positive Technologies. HPE does not plan to engage in any further transactions with this entity, except wind down activities that are authorized by OFAC going forward. The total cash received, excluding sales tax, from our business with Positive Technologies since its designation was $31,687, of which $1,755 has been recognized as revenue and the remaining $29,932 has been recorded as deferred revenue. There are no identifiable net profits directly associated with our relationship with Positive Technologies.
For a summary of our revenue recognition policies, see "Revenue Recognition" described in PART II, Item 8, Note 1, "Overview and Summary of Significant Accounting Policies", of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
Item 6. Exhibits.
The Exhibit Index beginning on page 63 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Micro Focus International plc, Seattle SpinCo, Inc., Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc., New Everett Merger Sub Inc., and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nimble Storage, Inc. and Nebraska Merger Sub, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

2.16	Employee Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.2	April 6, 2017
2.18	IP Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Cray Inc. and Canopy Merger Sub, Inc.	8-K	001-37483	2.1	May 17, 2019
2.27	Agreement and Plan of Merger, dated as of July 11, 2020, by and among Hewlett Packard Enterprise Company, Santorini Merger Sub, Inc., Silver Peak Systems, Inc., and certain other parties thereto	8-K	001-37483	2.1	July 13, 2020
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015

4.3	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.4	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.5	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.6	Eleventh Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.500% notes due 2021	8-K	001-37483	4.2	September 19, 2018
4.7	Twelfth Supplemental Indenture, dated as of September 19, 2018, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2021	8-K	001-37483	4.3	September 19, 2018
4.8	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Hewlett Packard Enterprise Company's 2.250% notes due 2023	8-K	001-37483	4.2	September 13, 2019
4.9	Fourteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Hewlett Packard Enterprise Company's floating rate Notes due 2021	8-K	001-37483	4.3	September 13, 2019
4.10	Fifteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.450% notes due 2023	8-K	001-37483	4.2	April 9, 2020
4.11	Sixteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.650% notes due 2024	8-K	001-37483	4.3	April 9, 2020
4.12	Seventeenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.450% notes due 2024	8-K	001-37483	4.2	July 17, 2020
4.13	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company''s 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.14	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015

4.15	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.16	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.16	December 10, 2020
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.4	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.5	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.6	Form of Restricted Stock Units Grant Agreement*	8-K	001-37483	10.7	November 5, 2015
10.7	Form of Performance-Contingent Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.8	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.9	Form of Non-Employee Director Restricted Stock Unit Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.10	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.11	Form of Performance-Adjusted Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.12	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.13	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-216481	4.3	March 6, 2017
10.14	Nimble Storage, Inc. 2008 Equity Incentive Plan, as amended*	S-8	333-217349	4.3	April 18, 2017
10.15	Nimble Storage, Inc. 2013 Equity Incentive Plan (Amended and Restated May 23, 2014)*	S-8	333-217349	4.4	April 18, 2017
10.16	SimpliVity Corporation 2009 Stock Plan*	S-8	333-217438	4.3	April 24, 2017
10.17	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.18	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.19	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.20	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.21	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)	10-Q	001-37483	10.29	September 4, 2018
10.22	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September 4, 2018
10.23	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.24	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.25	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019

10.26	Aircraft Time Sharing Agreement, dated as of December 13, 2019, by and between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.27	Five-Year Credit Agreement dated as of August 16, 2019, by and among Hewlett Packard Enterprise Company, the lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent	8-K	001-37483	10.1	August 20, 2019
10.28	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.29	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between Hewlett Packard Enterprise Company and HP Inc.	10-K	001-37483	10.31	December 13, 2019
10.30	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.3	October 29, 2020
10.31	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.32	Offer Letter between Hewlett Packard Enterprise Company and Peter Ungaro dated May 16, 2019*	10-Q	001-37483	10.31	March 4, 2021
10.33	Transition and Separation Agreement dated March 1, 2021 by and between Peter Ungaro and Hewlett Packard Enterprise Company*	10-Q	001-37483	10.32	March 4, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: June 3, 2021