Form 10-Q
period 2021-07-31
Hewlett Packard Enterprise Co
filed 2021-09-03
CIK 1645590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
______________________________________________________________________________
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

11445 Compaq Center West Drive,	Houston,	Texas	77070
(Address of principal executive offices)			(Zip code)
(650)			687-5817
(Registrant's telephone number, including area code)
______________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of August 30, 2021 was 1,308,050,014 shares, par value $0.01.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2021

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	In millions, except per share amounts
Net revenue:
Products	$4,230	$4,193	$12,365	$11,760
Services	2,542	2,508	7,694	7,671
Financing income	125	115	371	343
Total net revenue	6,897	6,816	20,430	19,774
Costs and expenses:
Cost of products	2,908	3,088	8,567	8,376
Cost of services	1,556	1,596	4,742	4,926
Financing interest	51	65	164	209
Research and development	506	455	1,477	1,390
Selling, general and administrative	1,291	1,131	3,649	3,458
Amortization of intangible assets	82	95	276	299
Impairment of goodwill	—	—	—	865
Transformation costs	213	357	733	646
Disaster charges	5	2	6	24
Acquisition, disposition and other related charges	3	15	34	55
Total costs and expenses	6,615	6,804	19,648	20,248
Earnings (loss) from operations	282	12	782	(474)
Interest and other, net	(50)	(71)	(105)	(158)
Tax indemnification and related adjustments	76	(30)	60	(86)
Non-service net periodic benefit credit	19	28	53	101
Earnings from equity interests	79	27	109	50
Earnings (loss) before taxes	406	(34)	899	(567)
(Provision) benefit for taxes	(14)	43	(25)	88
Net earnings (loss)	$392	$9	$874	$(479)
Net earnings (loss) per share:
Basic	$0.30	$0.01	$0.67	$(0.37)
Diluted	$0.29	$0.01	$0.66	$(0.37)
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,314	1,292	1,308	1,294
Diluted	1,338	1,300	1,328	1,294

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	In millions
Net earnings (loss)	$392	$9	$874	$(479)
Other comprehensive income (loss) before taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	1	6	(1)	—
(Gains) losses reclassified into earnings	—	(1)	—	(8)
	1	5	(1)	(8)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	101	(456)	(183)	(85)
Net (gains) losses reclassified into earnings	(36)	242	262	(41)
	65	(214)	79	(126)
Change in unrealized components of defined benefit plans:
Net unrealized gains (losses) arising during the period	6	(19)	29	(10)
Amortization of net actuarial loss and prior service benefit	70	61	212	183
Curtailments, settlements and other	—	7	2	8
	76	49	243	181
Change in cumulative translation adjustment	2	1	20	(46)
Other comprehensive income (loss) before taxes	144	(159)	341	1
(Provision) benefit for taxes	(13)	28	(33)	13
Other comprehensive income (loss), net of taxes	131	(131)	308	14
Comprehensive income (loss)	$523	$(122)	$1,182	$(465)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	July 31, 2021	October 31, 2020
	(Unaudited)	(Audited)
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$5,293	$4,233
Accounts receivable, net of allowances	3,297	3,386
Financing receivables, net of allowances	3,814	3,794
Inventory	3,942	2,674
Assets held for sale	1	77
Other current assets	2,398	2,392
Total current assets	18,745	16,556
Property, plant and equipment	5,510	5,625
Long-term financing receivables and other assets	10,912	10,544
Investments in equity interests	2,286	2,170
Goodwill	18,092	18,017
Intangible assets	892	1,103
Total assets	$56,437	$54,015
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,736	$3,755
Accounts payable	6,526	5,383
Employee compensation and benefits	1,585	1,391
Taxes on earnings	152	148
Deferred revenue	3,434	3,430
Accrued restructuring	267	366
Other accrued liabilities	3,941	4,265
Total current liabilities	19,641	18,738
Long-term debt	12,489	12,186
Other non-current liabilities	7,234	6,995
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,307 and 1,287 shares issued and outstanding at July 31, 2021 and October 31, 2020, respectively)	13	13
Additional paid-in capital	28,632	28,350
Accumulated deficit	(7,994)	(8,375)
Accumulated other comprehensive loss	(3,631)	(3,939)
Total HPE stockholders' equity	17,020	16,049
Non-controlling interests	53	47
Total stockholders' equity	17,073	16,096
Total liabilities and stockholders' equity	$56,437	$54,015
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended July 31,
	2021	2020
	In millions
Cash flows from operating activities:
Net earnings (loss)	$874	$(479)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,956	1,973
Impairment of goodwill	—	865
Stock-based compensation expense	304	215
Provision for inventory and doubtful accounts	149	208
Restructuring charges	492	553
Deferred taxes on earnings (loss)	(156)	(214)
Earnings from equity interests	(109)	(50)
Dividends received from equity investees	38	35
Other, net	117	115
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	61	69
Financing receivables	26	(411)
Inventory	(1,352)	(1,253)
Accounts payable	1,150	431
Taxes on earnings	(6)	(85)
Restructuring	(426)	(350)
Other assets and liabilities	(203)	(129)
Net cash provided by operating activities	2,915	1,493
Cash flows from investing activities:
Investment in property, plant and equipment	(1,732)	(1,779)
Proceeds from sale of property, plant and equipment	274	623
Purchases of available-for-sale securities and other investments	(44)	(78)
Maturities and sales of available-for-sale securities and other investments	11	29
Financial collateral posted	(873)	(573)
Financial collateral received	780	637
Payments made in connection with business acquisitions, net of cash acquired	(133)	(13)
Net cash used in investing activities	(1,717)	(1,154)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	(30)	36
Proceeds from debt, net of issuance costs	2,698	6,745
Payment of debt	(2,341)	(1,399)
Payments related to stock-based award activities, net	(18)	(34)
Repurchase of common stock	—	(355)
Cash dividends paid to non-controlling interests	(8)	(7)
Cash dividends paid to shareholders	(468)	(464)
Net cash (used in) provided by financing activities	(167)	4,522
Increase in cash, cash equivalents and restricted cash	1,031	4,861
Cash, cash equivalents and restricted cash at beginning of period	4,621	4,076
Cash, cash equivalents and restricted cash at end of period	$5,652	$8,937
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
Three Months Ended July 31, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at April 30, 2021	1,304,138	$13	$28,538	$(8,229)	$(3,762)	$16,560	$51	$16,611
Net earnings				392		392	2	394
Other comprehensive income					131	131		131
Comprehensive income						523	2	525
Stock-based compensation expense			86			86		86
Tax withholding related to vesting of employee stock plans			(11)			(11)		(11)
Issuance of common stock in connection with employee stock plans and other	2,925		19			19		19
Cash dividends declared ($0.12 per share)				(157)		(157)		(157)
Balance at July 31, 2021	1,307,063	$13	$28,632	$(7,994)	$(3,631)	$17,020	$53	$17,073

) Represents the impact of the adoption of the accounting standard on the measurement of credit losses on financial instruments.

	Common Stock
Nine Months Ended July 31, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2020	1,287,010	$13	$28,350	$(8,375)	$(3,939)	$16,049	$47	$16,096
Net earnings				874		874	6	880
Other comprehensive income					308	308		308
Comprehensive income						1,182	6	1,188
Stock-based compensation expense			304			304		304
Tax withholding related to vesting of employee stock plans			(72)			(72)		(72)
Issuance of common stock in connection with employee stock plans and other	20,053		50			50		50
Cash dividends declared ($0.36 per share)				(468)		(468)		(468)
Effects of adoption of accounting standard updates (1)				(25)		(25)		(25)
Balance at July 31, 2021	1,307,063	$13	$28,632	$(7,994)	$(3,631)	$17,020	$53	$17,073

(1) Represents the impact of the adoption of the accounting standard on the measurement of credit losses on financial assets.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
Three Months Ended July 31, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at April 30, 2020	1,282,253	$13	$28,207	$(8,385)	$(3,625)	$16,210	$48	$16,258
Net earnings				9		9	3	12
Other comprehensive loss					(131)	(131)		(131)
Comprehensive income (loss)						(122)	3	(119)
Stock-based compensation expense			55			55		55
Tax withholding related to vesting of employee stock plans			(7)			(7)		(7)
Issuance of common stock in connection with employee stock plans and other	3,753		20	(1)		19		19
Balance at July 31, 2020	1,286,006	$13	$28,275	$(8,377)	$(3,756)	$16,155	$51	$16,206

	Common Stock
Nine Months Ended July 31, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2019	1,294,369	$13	$28,444	$(7,632)	$(3,727)	$17,098	$51	$17,149
Net loss				(479)		(479)	7	(472)
Other comprehensive income					14	14		14
Comprehensive income (loss)						(465)	7	(458)
Stock-based compensation expense			216			216		216
Tax withholding related to vesting of employee stock plans			(85)			(85)		(85)
Issuance of common stock in connection with employee stock plans and other	16,393		46			46	1	47
Repurchases of common stock	(24,756)		(346)			(346)		(346)
Cash dividends declared ($0.24 per share)				(309)		(309)	(8)	(317)
Effects of adoption of accounting standard updates (1)				43	(43)	—		—
Balance at July 31, 2020	1,286,006	$13	$28,275	$(8,377)	$(3,756)	$16,155	$51	$16,206

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
Acquisitions
On July 1, 2021, the Company entered into a definitive agreement to acquire Zerto Ltd., an industry leader in cloud data management and protection, in a transaction valued at $374 million. The transaction closed on August 31, 2021. Zerto's results of operations will be included within the Company's Storage segment. This acquisition expands HPE GreenLake and continues to deliver on Storage’s shift to a cloud-native, software-defined data services business.
During the third quarter of fiscal 2021, the Company completed the acquisitions of Determined AI Inc., a leading player in the evolving machine learning software ecosystem and Ampool Inc., an innovative developer of a data platform designed to deliver a cloud-native, high performance Structured Query Language (“SQL”) analytics engine, for a purchase consideration of $117 million, which has primarily been allocated to goodwill of $86 million and amortizable intangible assets of $24 million. Determined AI’s results of operations have been included with High Performance Computing & Mission-Critical Solutions (HPC & MCS) segment. HPE will combine Determined AI’s unique software solution with its world-leading artificial intelligence and high performance computing offerings to enable machine learning engineers to easily implement and train machine learning models to provide faster and more accurate insights from their data in almost every industry. Ampool's results of operations have been included in the HPE Ezmeral software organization within Corporate Investments and Other segment and will play a pivotal role in accelerating hybrid analytics for customers.
Subsequent event
On September 7, 2021, the Company expects to redeem all $500 million aggregate principal amount of its outstanding 3.5% Notes due October 2021, and all $800 million aggregate principal amount of its outstanding Floating Rate Notes due October 2021.
Basis of Presentation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of July 31, 2021 and October 31, 2020, its results of operations for the three and nine months ended July 31, 2021 and 2020, its cash flows for the nine months ended July 31, 2021 and 2020, and its statements of stockholders' equity for the three and nine months ended July 31, 2021 and 2020.
The results of operations for the three and nine months ended July 31, 2021 and the cash flows for the nine months ended July 31, 2021 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively.

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
Recently Enacted Accounting Pronouncements
In January 2020, the FASB issued guidance to clarify certain interactions between the guidance to account for equity securities, the guidance to account for investments under the equity method of accounting, and the guidance to account for derivatives and hedging. The new guidance clarifies the application of measurement alternatives and the accounting for certain forward contracts and purchased options to acquire investments. The Company is required to adopt the guidance in the first quarter of fiscal 2022, though early adoption is permitted. The Company does not expect the impact on adoption of these amendments on its Consolidated Financial Statements to be material.
Note 2: Segment Information
As described in Note 1, "Overview and Summary of Significant Accounting Policies", effective at the beginning of the first quarter of fiscal 2021, the Company implemented certain organizational changes to align its segment financial reporting more closely with its current business structure. Hewlett Packard Enterprise's operations are now organized into six reportable segments for financial reporting purposes: Compute, HPC & MCS, Storage, Intelligent Edge, Financial Services ("FS"), and Corporate Investments and Other. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), who is the Chief Executive Officer ("CEO"), uses to evaluate, view and run the Company's business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The six segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results. A summary description of each segment follows.
Compute portfolio offers both general purpose servers for multi-workload computing and workload optimized servers to offer the best performance and value for demanding applications. This portfolio of products includes the HPE Proliant rack and tower servers; HPE BladeSystem, and HPE Synergy. Compute offerings also include related operational and support services.
High Performance Computing & Mission-Critical Solutions portfolio offers specialized compute servers designed to support specific workloads. The HPC portfolio of products includes the HPE Apollo and Cray high performance computing products that are often sold as supercomputing systems, including exascale supercomputers. The MCS portfolio includes the HPE Superdome Flex, HPE Nonstop and HPE Integrity product lines. The HPC & MCS segment also includes the Converged Edge Systems business which consists of the HPE Moonshot and HPE Edgeline products. HPC & MCS offerings also include related operational and support services
Storage portfolio offers workload optimized storage product and service offerings which include an intelligent hyperconverged infrastructure ("HCI") with HPE Nimble Storage dHCI and HPE SimpliVity. The portfolio also includes HPE Primera, HPE Nimble Storage, HPE Alletra and HPE 3PAR Storage for mission-critical and general-purpose workloads, HPE Recovery Manager Central, HPE StoreOnce, HPE Cloud Volumes Backup and Big Data solutions. Storage also provides solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE Modular Storage Arrays ("MSA") and HPE XP. Storage offerings also include related operational and support services.
Intelligent Edge portfolio offers wired and wireless local area network ("LAN"), campus and data center switching, software-defined wide-area-networking, security, and associated services to enable secure connectivity for businesses of any size. The Intelligent Edge product portfolio includes products such as Wi-Fi access points, switches, routers, and sensors. The Intelligent Edge software and services portfolio includes software products for cloud-based management, network management, network access control, analytics and assurance, location services software and professional and support services, as well as as-a Service ("aaS") and consumption models for the Intelligent Edge portfolio of products.
Financial Services provides flexible investment solutions, such as leasing, financing, IT consumption, utility programs and asset management services, for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software and services from Hewlett Packard Enterprise and others.
Corporate Investments and Other includes the Communications and Media Solutions business ("CMS") which primarily offers software and related services to the telecommunications industry; the Software business which offers HPE Ezmeral Container Platform and HPE Ezmeral Data Fabric, and incubates other software related technology innovation; the A & PS business which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities; and the Hewlett Packard Labs which is responsible for research and development.

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
Segment Operating Results
Segment net revenue and operating results were as follows:

	Compute	HPC & MCS	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Three months ended July 31, 2021
Net revenue	$3,033	$671	$1,154	$865	$842	$332	$6,897
Intersegment net revenue	71	70	22	2	2	—	167
Total segment net revenue	$3,104	$741	$1,176	$867	$844	$332	$7,064
Segment earnings (loss) from operations	$347	$29	$178	$137	$94	$(28)	$757
Three months ended July 31, 2020
Net revenue	$3,265	$650	$1,109	$682	$807	$303	$6,816
Intersegment net revenue	144	17	23	2	4	—	190
Total segment net revenue	$3,409	$667	$1,132	$684	$811	$303	$7,006
Segment earnings (loss) from operations	$318	$47	$170	$71	$66	$(68)	$604
Nine months ended July 31, 2021
Net revenue	$8,889	$2,081	$3,456	$2,465	$2,536	$1,003	$20,430
Intersegment net revenue	177	107	50	7	7	—	348
Total segment net revenue	$9,066	$2,188	$3,506	$2,472	$2,543	$1,003	$20,778
Segment earnings (loss) from operations	$1,024	$91	$604	$413	$269	$(84)	$2,317
Nine months ended July 31, 2020
Net revenue	$8,796	$2,063	$3,406	$2,058	$2,494	$957	$19,774
Intersegment net revenue	298	50	64	11	9	1	433
Total segment net revenue	$9,094	$2,113	$3,470	$2,069	$2,503	$958	$20,207
Segment earnings (loss) from operations	$797	$156	$592	$240	$218	$(172)	$1,831

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliation of segment operating results to Hewlett Packard Enterprise Condensed Consolidated Financial statements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	In millions
Net Revenue:
Total segments	$7,064	$7,006	$20,778	$20,207
Eliminations of intersegment net revenue	(167)	(190)	(348)	(433)
Total Hewlett Packard Enterprise consolidated net revenue	$6,897	$6,816	$20,430	$19,774
Earnings before taxes:
Total segment earnings from operations	$757	$604	$2,317	$1,831
Unallocated corporate costs and eliminations	(84)	(65)	(186)	(165)
Stock-based compensation expense	(86)	(55)	(294)	(215)
Amortization of initial direct costs	(2)	(3)	(6)	(9)
Amortization of intangible assets	(82)	(95)	(276)	(299)
Transformation costs	(213)	(357)	(733)	(646)
Disaster charges	(5)	(2)	(6)	(24)
Acquisition, disposition and other related charges	(3)	(15)	(34)	(82)
Impairment of goodwill	—	—	—	(865)
Interest and other, net	(50)	(71)	(105)	(158)
Tax indemnification and related adjustments	76	(30)	60	(86)
Non-service net periodic benefit credit	19	28	53	101
Earnings from equity interests	79	27	109	50
Total Hewlett Packard Enterprise consolidated earnings (loss) before taxes	$406	$(34)	$899	$(567)
Total assets by segment and the reconciliation of segment assets to Hewlett Packard Enterprise consolidated total assets were as follows:

	As of
	July 31, 2021	October 31, 2020
	In millions
Compute	$16,339	$14,962
HPC & MCS	6,502	6,245
Storage	6,674	6,438
Intelligent Edge	4,473	4,352
Financial Services	14,651	14,765
Corporate Investments and Other	1,244	1,124
Corporate and unallocated assets	6,554	6,129
Total Hewlett Packard Enterprise consolidated total assets	$56,437	$54,015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company’s net revenue by geographic region was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	In millions
Americas:
United States	$2,237	$2,362	$6,433	$6,586
Americas excluding U.S.	461	395	1,357	1,273
Total Americas	$2,698	$2,757	$7,790	$7,859
Europe, Middle East and Africa	2,510	2,448	7,684	7,206
Asia Pacific and Japan	1,689	1,611	4,956	4,709
Total Hewlett Packard Enterprise consolidated net revenue	$6,897	$6,816	$20,430	$19,774

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
Transformation Costs
During the three and nine months ended July 31, 2021, the Company incurred $147 million and $552 million, respectively, of charges related to the cost optimization and prioritization plan of which $146 million and $549 million were recorded within Transformation costs, and $1 million and $3 million, respectively, was recorded within Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings. During the three and nine months ended July 31, 2020, the Company incurred $238 million of charges related to the cost optimization and prioritization plan which was recorded within Transformation costs in the Condensed Consolidated Statements of Earnings, the components of which were as follows:

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
	In millions
Program management	$17	$14	$72	$14
IT Costs	6	4	9	4
Restructuring charges	124	220	471	220
Total	$147	$238	$552	$238

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
During the three and nine months ended July 31, 2021, the Company incurred $67 million and $184 million, respectively, and during the three and nine months ended July 31, 2020, the Company incurred $119 million and $408 million, respectively, of net charges associated with HPE Next which were recorded within Transformation costs in the Condensed Consolidated Statements of Earnings. The components of Transformation costs relating to HPE Next were as follows:

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
	In millions
Program management	$5	$10	$10	$28
IT costs	54	25	126	71
Restructuring charges	2	84	21	332
Gain on real estate sales	—	(7)	(3)	(44)
Impairment on real estate assets	—	—	4	—
Other	6	7	26	21
Total	$67	$119	$184	$408
Restructuring Plan
Restructuring activities related to the Company's employees and infrastructure under the cost optimization and prioritization plan and HPE Next Plan, were presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2020	$210	$68	$144	$52
Charges	199	272	—	21
Cash payments	(214)	(86)	(94)	(29)
Non-cash items	1	(68)	3	(4)
Liability as of July 31, 2021	$196	$186	$53	$40
Total costs incurred to date, as of July 31, 2021	$429	$371	$1,261	$246
Total expected costs to be incurred as of July 31, 2021	$700	$610	$1,261	$248
The current restructuring liability related to the transformation programs, reported in Condensed Consolidated Balance Sheets as of July 31, 2021 and October 31, 2020, was $263 million and $359 million, respectively, in accrued restructuring, and $29 million and $24 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of July 31, 2021 and October 31, 2020, was $183 million and $91 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4: Retirement Benefit Plans
The Company's net pension benefit (credit) cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
	In millions
Service cost	$24	$23	$73	$69
Interest cost(1)	30	35	89	106
Expected return on plan assets(1)	(121)	(133)	(360)	(402)
Amortization and deferrals(1):
Actuarial loss	74	65	223	194
Prior service benefit	(3)	(3)	(10)	(10)
Net periodic benefit (credit) cost	4	(13)	15	(43)
Settlement loss(1)	—	7	1	8
Special termination benefits(1)	1	—	3	1
Total net benefit (credit) cost	$5	$(6)	$19	$(34)

(1)These non-service components of net periodic benefit cost were included in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
For the three and nine months ended July 31, 2021, the Company recorded income tax expense of $14 million and $25 million, respectively, which reflect an effective tax rate of 3.4% and 2.8%, respectively. For the three and nine months ended July 31, 2020, the Company recorded income tax benefit of $43 million and $88 million, respectively, which reflect an effective tax rate of 126.5% and 15.5%, respectively. The effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period. The effective tax rate for the nine months ended July 31, 2020 also included the effects of the non-deductible goodwill impairment.
For the three and nine months ended July 31, 2021, the Company recorded $99 million and $222 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended July 31, 2021, this amount primarily included $88 million of deferred income tax benefits related to tax law changes and $31 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, partially offset by income tax charges related to the recovery of two social contribution taxes in Brazil ("PIS" and "COFINS") of $5 million and $23 million, respectively. For the nine months ended July 31, 2021, this amount primarily included $138 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, $88 million of deferred income tax benefits related to tax law changes, and $30 million of income tax benefits related to the change in pre-Separation tax liabilities, primarily those for which we share joint and several liability with HP Inc. and for which we are indemnified by HP Inc., partially offset by income tax charges related to the recovery of PIS and COFINS of $5 million and $23 million, respectively.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Uncertain Tax Positions
As of July 31, 2021 and October 31, 2020, the amount of unrecognized tax benefits was $2.1 billion and $2.2 billion, respectively, of which up to $709 million and $731 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods.
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in (Provision) benefit for taxes in the Condensed Consolidated Statements of Earnings. As of July 31, 2021 and October 31, 2020, the Company had accrued $127 million and $119 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions, joint and several tax liabilities and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $75 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2021	October 31, 2020
	In millions
Deferred tax assets	$2,025	$1,778
Deferred tax liabilities	(384)	(290)
Deferred tax assets net of deferred tax liabilities	$1,641	$1,488
Note 6: Balance Sheet Details
Balance sheet details were as follows:
Cash, cash equivalents and restricted cash

	As of
	July 31, 2021	October 31, 2020
	In millions
Cash and cash equivalents	$5,293	$4,233
Restricted cash(1)	359	388
Total	$5,652	$4,621

(1) Restricted cash is included within Other current assets in the accompanying Condensed Consolidated Balance Sheets and is primarily related to cash received under the Company's collateral securities agreements for its derivative instruments and cash restricted under the fixed-term securitization program for the issuance of asset-backed debt securities.
Inventory

	As of
	July 31, 2021	October 31, 2020
	In millions
Finished goods	$1,373	$1,197
Purchased parts and fabricated assemblies	2,569	1,477
Total	$3,942	$2,674

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Property, Plant and Equipment

	As of
	July 31, 2021	October 31, 2020
	In millions
Land	$75	$89
Buildings and leasehold improvements	1,697	1,886
Machinery and equipment, including equipment held for lease	9,855	9,624
	11,627	11,599
Accumulated depreciation	(6,117)	(5,974)
Total	$5,510	$5,625
Warranties
The Company's aggregate product warranty liability as of July 31, 2021, and changes were as follows:

Nine Months Ended July 31, 2021
In millions
Balance at beginning of period	$385
Charges	159
Adjustments related to pre-existing warranties	(27)
Settlements made	(180)
Balance at end of period	$337
Contract balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	July 31, 2021	October 31, 2020
	In millions
Accounts receivable, net
Accounts receivable	$3,125	$3,227
Unbilled receivables	214	205
Allowances	(42)	(46)
Total	$3,297	$3,386
The allowances for credit losses related to accounts receivable and changes therein were as follows:

	As of
	July 31, 2021	October 31, 2020
	In millions
Balance at beginning of the period	$46	$31
Provision for credit losses	8	29
Write off's, net of recoveries	(12)	(14)
Balance at end of the period	$42	$46

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Sale of Trade Receivables
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. During the three and nine months ended July 31, 2021, the Company sold $1 billion and $3.1 billion of trade receivables, respectively. During the fiscal year ended October 31, 2020, the Company sold $3.9 billion of trade receivables. The Company recorded an obligation of $66 million and $75 million in Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of July 31, 2021 and October 31, 2020 respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities
Contract liabilities consist of deferred revenue. The aggregate balance of current and non-current deferred revenue was $6.4 billion and $6.2 billion as of July 31, 2021 and October 31, 2020, respectively. During the nine months ended July 31, 2021, approximately $2.7 billion of the deferred revenue as of October 31, 2020 was recognized as revenue.
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
Remaining performance obligations consist of deferred revenue. As of July 31, 2021, the aggregate amount of remaining performance obligations was $6.4 billion. The Company expects to recognize approximately 21% of this amount as revenue over the remainder of the fiscal year.
Costs to Obtain a Contract
As of July 31, 2021, the current and non-current portions of the capitalized costs to obtain a contract were $60 million and $86 million, respectively. As of October 31, 2020, the current and non-current portions of the capitalized costs to obtain a contract were $54 million and $76 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheet. For the three and nine months ended July 31, 2021, the Company amortized $16 million and $48 million respectively, of capitalized costs to obtain a contract. For the three and nine months ended July 31, 2020, the Company amortized $15 million and $43 million respectively, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Earnings.
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

	As of
	July 31, 2021	October 31, 2020
	In millions
Minimum lease payments receivable	$9,346	$9,448
Unguaranteed residual value	386	364
Unearned income	(725)	(754)
Financing receivables, gross	9,007	9,058
Allowance for credit losses	(234)	(154)
Financing receivables, net	8,773	8,904
Less: current portion	(3,814)	(3,794)
Amounts due after one year, net	$4,959	$5,110

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As of July 31, 2021 and October 31, 2020, scheduled maturities of the Company's minimum lease payments receivable were as follows:

	As of
	July 31, 2021	October 31, 2020
Fiscal year	In millions
Remainder of fiscal 2021	$1,496	$4,182
2022	3,389	2,662
2023	2,306	1,572
2024	1,326	720
2025	609	252
Thereafter	220	60
Total undiscounted cash flows	$9,346	$9,448
Present value of lease payments (recognized as finance receivables)	$8,621	$8,694
Unearned income	$725	$754
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the three and nine months ended July 31, 2021 the Company sold $30 million and $110 million of financing receivables, respectively. During the fiscal year ended October 31, 2020, the Company sold $103 million of financing receivables.
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
The credit risk profile of financing receivables, based on internal risk ratings as of July 31, 2021, presented on amortized cost basis by year of origination was as follows:

	As of July 31, 2021
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2021	$1,341	$1,156	$40
2020	1,607	1,203	94
2019	965	880	95
2018	469	491	88
2017 and prior	198	271	109
Total	$4,580	$4,001	$426

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
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of July 31, 2021 and October 31, 2020 and the respective changes during the nine and twelve months then ended were as follows:

	As of
	July 31, 2021	October 31, 2020
	In millions
Balance at beginning of period	$154	$131
Adjustment for adoption of the new credit loss standard	28	—
Provision for credit losses	59	43
Adjustment to the existing allowance	19	—
Write-offs	(26)	(20)
Balance at end of period	$234	$154
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	July 31, 2021	October 31, 2020
	In millions
Billed:(1)
Current 1-30 days	$347	$340
Past due 31-60 days	38	43
Past due 61-90 days	17	22
Past due > 90 days	121	140
Unbilled sales-type and direct-financing lease receivables	8,484	8,513
Total gross financing receivables	$9,007	$9,058
Gross financing receivables on non-accrual status(2)	$285	$364
Gross financing receivables 90 days past due and still accruing interest(2)	$92	$74

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Operating Leases
Operating lease assets included in Property, plant and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2021	October 31, 2020
	In millions
Equipment leased to customers	$7,166	$7,184
Accumulated depreciation	(3,223)	(3,157)
Total	$3,943	$4,027
Minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

As of
July 31, 2021
Fiscal year	In millions
Remainder of fiscal 2021	$510
2022	1,524
2023	873
2024	300
2025	44
Thereafter	11
Total	$3,262
If a lease is classified as an operating lease, the Company records lease revenue on a straight line basis over the lease term. At commencement of an operating lease, initial direct costs are deferred and are expensed over the lease term on the same basis as the lease revenue is recorded.
The following table presents amounts included in the Condensed Consolidated Statement of Earnings related to lessor activity:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	In millions
Sales-type leases and direct financing leases:
Interest income	$125	$115	$371	$343
Lease income - operating leases	598	588	1,797	1,821
Total lease income	$723	$703	$2,168	$2,164
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the assets and liabilities held by the consolidated VIE as of July 31, 2021, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of
	July 31, 2021	October 31, 2020
Assets held by VIE	In millions
Other current assets	$179	$120
Financing receivables
Short-term	$805	$531
Long-term	$882	$584
Property, plant and equipment	$1,010	$665
Liabilities held by VIE
Notes payable and short-term borrowings, net of unamortized debt issuance costs	$1,389	$886
Long-term debt, net of unamortized debt issuance costs	$1,198	$834
Note 8: Goodwill
The following table represents the carrying value of goodwill, by reportable segment as of October 31, 2020 and July 31, 2021:

	Compute	HPC & MCS	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Balance at October 31, 2020 (1) (2)	$7,532	$3,616	$3,946	$2,566	$144	213	$18,017
Goodwill from current period acquisitions	—	86	—	—	—	—	86
Goodwill adjustments	—	—	—	(11)	—	—	(11)
Balance at July 31, 2021 (2)	$7,532	$3,702	$3,946	$2,555	$144	$213	$18,092

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
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2021				As of October 31, 2020
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$1,398	$—	$1,398	$—	$939	$—	$939
Money market funds	2,003	—	—	2,003	1,167	—	—	1,167
Equity securities	2	—	92	94	—	—	—	—
Foreign bonds	1	125	—	126	—	125	—	125
Other debt securities	—	—	43	43	—	—	21	21
Derivative Instruments:
Interest rate contracts	—	153	—	153	—	220	—	220
Foreign exchange contracts	—	211	—	211	—	290	—	290
Other derivatives	—	1	—	1	—	—	—	—
Total assets	$2,006	$1,888	$135	$4,029	$1,167	$1,574	$21	$2,762
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$—	$—	$—	$—	$2	$—	$2
Foreign exchange contracts	—	190	—	190	—	189	—	189
Other derivatives	—	—	—	—	—	3	—	3
Total liabilities	$—	$190	$—	$190	$—	$194	$—	$194
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Fair Value Disclosures
Short-Term and Long-Term Debt: As of July 31, 2021 and October 31, 2020, the estimated fair value of the Company's short-term and long-term debt was $17.6 billion and $17.1 billion, respectively. As of July 31, 2021 and October 31, 2020, the carrying value of the Company's short-term and long-term debt was $16.2 billion and $15.9 billion, respectively. If measured at fair value in the Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
Equity investments without readily determinable fair value: Equity Investments are recorded at cost and measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. During the nine months ended July 31, 2021, the Company recognized a gain of $25 million, in Interest and other, net in the Condensed Consolidated Statements of Earnings, based on observable price changes for certain equity investments without readily determinable fair value. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
Non-Financial Assets: The Company's non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at cost. The Company records right-of-use ("ROU") assets based on the lease liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. Fair value adjustments are made to these non-financial assets in the period an impairment charge is recognized.
During the three and nine months ended July 31, 2021, the Company recorded a ROU asset impairment charge of $4 million and $72 million, respectively in Transformation costs in the Condensed Consolidated Statements of Earnings as the carrying value of certain ROU assets exceeded its fair value. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
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
Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of July 31, 2021			As of October 31, 2020
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,398	$—	$1,398	$939	$—	$939
Money market funds	2,003	—	2,003	1,167	—	1,167
Total cash equivalents	3,401	—	3,401	2,106	—	2,106
Available-for-Sale Debt Investments:
Foreign bonds	110	16	126	108	17	125
Other debt securities	42	1	43	20	1	21
Total available-for-sale debt investments	152	17	169	128	18	146
Total cash equivalents and available-for-sale debt investments	$3,553	$17	$3,570	$2,234	$18	$2,252
As of July 31, 2021 and October 31, 2020, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside of the U.S. as of July 31, 2021 and October 31, 2020. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Contractual maturities of available-for-sale debt investments were as follows:

	July 31, 2021
	Amortized Cost	Fair Value
	In millions
Due in one to five years	$25	$25
Due in more than five years	127	144
	$152	$169
Non-marketable equity investments in privately held companies are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These non-marketable equity investments are carried either at fair value or under the measurement alternative.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative amounted to $252 million and $295 million as of July 31, 2021 and October 31, 2020, respectively. During the nine months ended July 31, 2021, the Company recorded an unrealized gain of $25 million on these investments.
The carrying amount of those non-marketable equity investments accounted for under the fair value option amounted to $92 million as of July 31, 2021. During the nine months ended July 31, 2021, the Company recorded an unrealized gain of $34 million on these investments.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. These amounted to $2.3 billion and $2.2 billion as of July 31, 2021 and October 31, 2020. For the three and nine months ended July 31, 2021, the Company recorded earnings from equity interests of $79 million and $109 million, respectively.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of July 31, 2021					As of October 31, 2020
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$3,850	$—	$153	$—	$—	$3,850	$—	$220	$—	$—
Cash flow hedges:
Foreign currency contracts	7,872	89	46	65	62	7,652	75	85	95	38
Interest rate contracts	—	—	—	—	—	500	—	—	2	—
Net investment hedges:
Foreign currency contracts	1,821	25	24	18	20	1,804	34	44	11	9
Total derivatives designated as hedging instruments	13,543	114	223	83	82	13,806	109	349	108	47
Derivatives not designated as hedging instruments
Foreign currency contracts	5,923	20	7	23	2	6,157	43	9	35	1
Other derivatives	113	1	—	—	—	105	—	—	3	—
Total derivatives not designated as hedging instruments	6,036	21	7	23	2	6,262	43	9	38	1
Total derivatives	$19,579	$135	$230	$106	$84	$20,068	$152	$358	$146	$48

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

	As of July 31, 2021
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$365	$—	$365	$154	$203	(1)	$8
Derivative liabilities	$190	$—	$190	$154	$30	(2)	$6

	As of October 31, 2020
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$510	$—	$510	$137	$321	(1)	$52
Derivative liabilities	$194	$—	$194	$137	$55	(2)	$2

(1)Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of July 31, 2021, of the $30 million of collateral posted, $5 million was in cash and $25 million was through re-use of counterparty collateral. As of October 31, 2020, $55 million of collateral posted was entirely by way of re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying amount of the hedged assets/ (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/ (liabilities)
	As of		As of
	July 31, 2021	October 31, 2020	July 31, 2021	October 31, 2020
	In millions		In millions
Long-term debt	$(3,994)	$(4,059)	$(153)	$(220)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	Three months ended July 31, 2021	Three months ended July 31, 2020	Nine months ended July 31, 2021	Nine months ended July 31, 2020
	In millions
Derivatives in Cash Flow Hedging relationship
Foreign exchange contracts	$101	$(456)	$(183)	$(79)
Interest rate contracts	—		—	(6)
Derivatives in Net Investment Hedging relationship
Foreign exchange contracts	16	(83)	(61)	50
Total	$117	$(539)	$(244)	$(35)
As of July 31, 2021, the Company expects to reclassify an estimated net accumulated other comprehensive gain of approximately $42 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments on the Condensed Consolidated Statements of Earnings were as follows:

	Gains (Losses) Recognized in Income
	Three months ended July 31, 2021		Three months ended July 31, 2020		Nine months ended July 31, 2021		Nine months ended July 31, 2020
	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net
	In millions
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded	$6,897	$(50)	$6,816	$(71)	$20,430	$(105)	$19,774	$(158)
Gains (losses) on derivatives in fair value hedging relationships
Interest rate contracts
Hedged items	$—	$(3)	$—	$(13)	$—	$67	$—	$(198)
Derivatives designated as hedging instruments	—	3	—	13	—	(67)	—	198
Gains (losses) on derivatives in cash flow hedging relationships
Foreign exchange contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	(14)	50	23	(264)	(113)	(147)	97	(55)
Interest rate contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	—	—	—	(1)	—	(2)	—	(1)
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	(33)	—	8	—	(61)	—	53
Other derivatives	—	(1)	—	(6)	—	3	—	(1)
Total gains (losses)	$(14)	$16	$23	$(263)	$(113)	$(207)	$97	$(4)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-terms debt were as follows:

	As of
	July 31, 2021	October 31, 2020
	In millions
Current portion of long-term debt	$2,741	$2,768
FS commercial paper	694	677
Notes payable to banks, lines of credit and other	301	310
Total notes payable and short-term borrowings	$3,736	$3,755
Long-term debt	12,489	12,186
Total Debt	$16,225	$15,941
Unsecured Senior Notes
In March 2021, the Company repaid $500 million of three-month USD LIBOR plus 0.68% Senior Notes on their original maturity date.
Asset-backed Debt Securities
In June 2021, the Company issued $753 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.58%, payable monthly from August 2021 with a stated final maturity date of March 2029.
In March 2021, the Company issued $1.0 billion of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.49%, payable monthly from April 2021 with a stated final maturity date of March 2031.
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of July 31, 2021 and October 31, 2020, no borrowings were outstanding under the Parent Programs, and $694 million and $677 million, respectively, were outstanding under the subsidiary’s program.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12: Stockholders' Equity
The components of Accumulated other comprehensive loss, net of taxes as of July 31, 2021, and changes during the nine months ended July 31, 2021 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$18	$(7)	$(3,473)	$(477)	$(3,939)
Other comprehensive income (loss) before reclassifications	(1)	(183)	29	20	(135)
Reclassifications of (gains) losses into earnings	—	262	214	—	476
Tax (provision) benefit	—	(14)	(15)	(4)	(33)
Balance at end of period	$17	$58	$(3,245)	$(461)	$(3,631)

The components of Accumulated other comprehensive loss, net of taxes as of July 31, 2020, and changes during the nine months ended July 31, 2020 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$23	$53	$(3,366)	$(437)	$(3,727)
Effect of change in accounting principle (1)	—	(10)	—	(33)	(43)
Other comprehensive income (loss) before reclassifications	—	(85)	(10)	(46)	(141)
Reclassifications of (gains) losses into earnings	(8)	(41)	191	—	142
Tax (provision) benefit	—	20	(11)	4	13
Balance at end of period	$15	$(63)	$(3,196)	$(512)	$(3,756)

(1) Reflects the impact of the adoption of an accounting standard update that allows for the reclassification of stranded tax effects from accumulated other comprehensive loss to accumulated deficit.
Share Repurchase Program
On April 6, 2020, the Company announced that it suspended purchases under its share repurchase program in response to the global economic uncertainty that resulted from the worldwide spread of COVID-19. As of July 31, 2021, the Company had a remaining authorization of $2.1 billion for future share repurchases.
Note 13: Net Earnings (Loss) Per Share
The Company calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of outstanding restricted stock units, stock options, and performance-based awards.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	In millions, except per share amounts
Numerator:
Net earnings (loss)	$392	$9	$874	$(479)
Denominator:
Weighted-average shares used to compute basic net EPS	1,314	1,292	1,308	1,294
Dilutive effect of employee stock plans	24	8	20	—
Weighted-average shares used to compute diluted net EPS	1,338	1,300	1,328	1294
Net earnings (loss) per share:
Basic	$0.30	$0.01	$0.67	$(0.37)
Diluted	$0.29	$0.01	$0.66	$(0.37)
Anti-dilutive weighted-average stock awards(1)	1	21	7	48

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 14: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of July 31, 2021, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
ECT Proceedings. In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified a former subsidiary of HP Inc. in Brazil ("HP Brazil") that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ECT's decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case. The court of first instance has not issued a decision on the merits of the case, but it has denied HP Brazil's request for injunctive relief. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. HP Brazil expects any appeal of the decision on the merits to last several years.
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise (collectively, “Defendants”) alleging Defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals age 40 years and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by Defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. Following the filing of Plaintiffs' Fourth Amended Complaint, Plaintiffs filed a Motion for Preliminary Class Certification on December 30, 2020. On April 14, 2021, Plaintiffs’ Motion for Conditional Class Certification was granted. The conditionally

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
certified collective action consists of all individuals who had their employment terminated by Defendants pursuant to a WFR Plan on or after November 1, 2015, and who were 40 years or older at the time of such termination. The collective action excludes all individuals who signed a Waiver and General Release Agreement or an Agreement to Arbitrate Claims.
Hewlett-Packard Company v. Oracle (Itanium). On June 15, 2011, HP Inc. filed suit against Oracle in the Superior Court of California, County of Santa Clara in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.’s Itanium-based line of mission critical servers. HP Inc. asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. Trial was bifurcated into two phases. HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers. Phase 2 of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP Inc.’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeal rejected Oracle’s appeal. The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. approximately $3 billion in damages: $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP Inc. filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. On May 16, 2019, HP Inc. filed its application to renew the judgment. As of May 16, 2019, the renewed judgment is approximately $3.8 billion. Daily interest on the renewed judgment is now accruing at $1 million and will be recorded upon receipt. On June 14, 2021, the California Court of Appeal affirmed the judgment of the trial court. Oracle filed a Petition for Rehearing with the California Court of Appeal, which was denied on July 8, 2021. On July 26, 2021, Oracle filed a Petition for Review with the California Supreme Court. HP, Inc. filed an Answer to the Petition for Review on August 16, 2021. Pursuant to the terms of the Separation and Distribution Agreement, HP Inc. and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the HP Inc. /Hewlett Packard Enterprise separation on November 1, 2015.
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition. Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix’s alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On January 29, 2019, the court granted HPE’s Motion for Summary Judgment as to all of Oracle’s claims. On February 20, 2019, the court entered judgment in favor of HPE, dismissing Oracle’s claims in their entirety. Oracle appealed the trial court’s ruling to the United States Court of Appeals for the Ninth Circuit. On August 20, 2020, the United States Court of Appeals for the Ninth Circuit issued its ruling, affirming in part and reversing in part the trial court’s decision granting summary judgment in favor of HPE. On October 6, 2020, the matter was remanded to the United States District Court for the Northern District of California. On June 4, 2021, the Court issued an order denying HPE’s motion for summary judgment and granting-in-part Oracle’s motion for partial summary judgment as to a certain of HPE’s defenses. The Court has set trial to begin on November 29, 2021.
Network-1 Technologies, Inc. v. Alcatel-Lucent USA Inc., et al. This patent infringement action was filed on September 15, 2011 in the United States District Court for the Eastern District of Texas, alleging that various Hewlett Packard Enterprise switches and access points infringe Network-1’s patent relating to the 802.3af and 802.3at “Power over Ethernet” standards. Network-1 seeks damages, attorneys’ fees and costs, and declaratory and injunctive relief. A jury trial was conducted beginning on November 6, 2017. On November 13, 2017, the jury returned a verdict in favor of HPE, finding that HPE did not infringe Network-1’s patent and that the patent was invalid. On August 29, 2018, the court denied Network-1's motion for a new trial on infringement and entered the jury's verdict finding that HPE does not infringe the relevant Network-1 patent. The court also granted Network-1's motion for Judgment as a Matter of Law on validity. Network-1 appealed the jury verdict of non-infringement to the United States Court of Appeals for the Federal Circuit. HPE cross-appealed the court’s decision to grant Network-1's motion for Judgment as a Matter of Law on validity. On September 24, 2020, the Federal Circuit issued its ruling, affirming-in-part and reversing-in-part the jury's verdict, and finding that an erroneous claim construction was presented to the jury that prejudiced Network-1. The matter has been remanded back to United States District Court for the Eastern District of Texas for further proceedings consistent with the Federal Circuit's ruling. On May 7, 2021, the District Court issued

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
an order granting Network-1's motion for a new trial. The parties have agreed to the terms of a settlement that resolves the litigation with no material financial statements impact. The lawsuit was dismissed on August 13, 2021 and the matter is now closed.
Q3 Networking Litigation. On September 21 and September 22, 2020, Q3 Networking LLC filed complaints against HPE, Aruba Networks, Commscope and Netgear in the United States District Court for the District of Delaware and the United States International Trade Commission (“ITC”). Both complaints allege infringement of four patents, and the ITC complaint defines the “accused products” as “routers, access points, controllers, network management servers, other networking products, and hardware and software components thereof.” The ITC action was instituted on October 23, 2020. The evidentiary hearing before the ITC has been completed and an initial determination is expected in 2021. The District of Delaware action has been stayed pending resolution of the ITC action.
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
•Results of Operations.  An analysis of our financial results comparing the three and nine months ended July 31, 2021 to the prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.
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
The following Executive Overview, Results of Operations and Liquidity discussions and analysis compare the three and nine months ended July 31, 2021 to the prior-year periods, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of July 31, 2021, unless otherwise noted.
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
The global pandemic brought a renewed focus on digital transformation as businesses had to rethink everything from remote work and collaboration to business continuity and data insight. Businesses are starting to look ahead, beyond the immediate demands of COVID-19, and treating digital transformation as a strategic imperative. The overall demand environment is improving and we are seeing traction across our portfolio. Customers are looking for secure connectivity, faster insights from data, and a cloud experience everywhere. Our edge-to-cloud platform and services help customers transform their businesses, optimize their applications, and extract insight from their data across an increasingly distributed world, so they are prepared for tomorrow’s challenges.
Our operations are organized into six reportable segments for financial reporting purposes: Compute; High Performance Computing & Mission-Critical Solutions ("HPC & MCS"); Storage; Intelligent Edge; HPE Financial Services ("FS"); and Corporate Investments and Other. Our Fiscal 2021 third quarter total net revenue of $6.9 billion was up 1.2% or down 1.9% when adjusted for currency compared to prior-year period, primarily due to improvement in the overall demand environment and favorable foreign currency fluctuations, partially offset by decrease in unit shipments resulting from material constraints.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
We delivered strong gross profit margin and operating profit margin during the third quarter of fiscal 2021. Our GAAP gross margin was 34.5%, up 4.2 percentage points and non-GAAP gross profit margin was 34.7%, up 4.2 percentage points compared to the prior-year period, primarily due to pricing discipline, cost savings from our transformation programs, and continued mix shift towards higher-margin software-rich offerings. Our GAAP operating profit margin was 4.1%, up 3.9 percentage points compared to prior-year period and our non-GAAP operating profit margin was 9.8%, up 1.9 percentage points from the prior-year period, primarily due to strong operational execution during the current year period. For the nine months ended July 31, 2021, we generated $2.9 billion of cash flow from operations and $1.5 billion of free cash flows through disciplined execution, strong expense management and working capital benefits.
Financial Results
The following table summarizes our consolidated GAAP financial results:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2021	2020	Change	2021	2020	Change
	In millions, except per share amounts			In millions, except per share amounts
Net revenue	$6,897	$6,816	1.2%	$20,430	$19,774	3.3%
Gross profit	$2,382	$2,067	15.2%	$6,957	$6,263	11.1%
Gross profit margin	34.5%	30.3%	4.2pts	34.1%	31.7%	2.4pts
Earnings (loss) from operations	$282	$12	2,250%	$782	$(474)	265%
Operating profit margin	4.1%	0.2%	3.9pts	3.8%	(2.4)%	6.2pts
Net earnings (loss)	$392	$9	4,255.6%	$874	$(479)	282.5%
Diluted net earnings (loss) per share	$0.29	$0.01	$0.28	$0.66	$(0.37)	$1.03
Cash flow from operations	$1,130	$1,472	$(342)	$2,915	$1,493	$1,422
The following table summarizes our consolidated Non-GAAP financial results:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2021	2020	Change	2021	2020	Change
	In millions, except per share amounts			In millions, except per share amounts
Net revenue adjusted for currency	$6,688	$6,816	(1.9)%	$20,012	$19,774	1.2%
Non-GAAP gross profit	$2,393	$2,078	15.2%	$6,996	$6,329	10.5%
Non-GAAP gross profit margin	34.7%	30.5%	4.2pts	34.2%	32.0%	2.2pts
Non-GAAP earnings from operations	$673	$539	24.9%	$2,131	$1,666	27.9%
Non-GAAP operating profit margin	9.8%	7.9%	1.9pts	10.4%	8.4%	2.0pts
Non-GAAP net earnings	$623	$467	33.4%	$1,914	$1,468	30.4%
Non-GAAP diluted net earnings per share	$0.47	$0.36	$0.11	$1.44	$1.13	$0.31
Free cash flow	$526	$924	$(398)	$1,457	$337	$1,120
Each non-GAAP measure has been reconciled to the most directly comparable GAAP measure herein. Please refer to the section "GAAP to Non-GAAP Reconciliations" included in this MD&A for these reconciliations, usefulness of non-GAAP financial measures, and material limitations associated with the use of non-GAAP financial measures.
Returning capital to our shareholders remains an important part of capital allocation framework that consist of capital returns to shareholders and strategic investments. During the third quarter of fiscal 2021, we paid a quarterly dividend of $0.12 per share to our shareholders. On September 2, 2021 we declared our fiscal 2021 fourth quarterly dividend of $0.12 per share, payable on or about October 6, 2021, to stockholders of record as of the close of business on September 13, 2021. We temporarily suspended our share repurchases due to global economic uncertainty created by COVID-19, and as such, no purchases were made during the nine months ended July 31, 2021. However, we expect to resume share repurchase activity in the fourth quarter of fiscal 2021. As of July 31, 2021, we had a remaining authorization of $2.1 billion for future share repurchases.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
We believe our existing balances of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, are sufficient to satisfy our working capital needs, capital asset purchases, dividends, debt repayments and other liquidity requirements associated with our existing operations. As of July 31, 2021, our cash, cash equivalents and restricted cash were $5.7 billion, compared to the October 31, 2020 balance of $4.6 billion. We maintain a $4.75 billion five year senior unsecured committed credit facility that was entered into in August 2019. As of July 31, 2021 no borrowings were outstanding under this credit facility.
Trends and Uncertainties
We are in the process of addressing many challenges facing our business, including effects of COVID-19, a discussion of which is available in sections entitled "Risk Factors" in Item 1A of Part I and "Trends and Uncertainties" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
Updates to the COVID-19 response included in 10-K for the fiscal year ended October 31, 2020
COVID-19 vaccines are now broadly distributed and administered, and starting October 4, 2021, in the U.S., HPE will require proof of vaccination for team members, contingent workers, and guests returning to HPE sites, where permitted by local laws and regulations. This policy also applies to HPE-sponsored and third-party events. HPE is committed to help support costs for the vaccine through HPE health benefits or other programs, to the extent not covered by government programs, medical plans or other sources.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that COVID-19 could have on our significant accounting estimates. Significant estimates that are based on a forecast include inventory reserves, provision for taxes, valuation allowance for deferred taxes, and impairment assessment of goodwill, intangible assets and other long-lived assets. The Company believes that these estimates, judgements and assumptions are reasonable under the circumstances, and are subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates change, it could adversely affect Company’s results of operations. Additionally, as the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates, judgements and assumptions may evolve as conditions change. Management believes that there have been no significant changes during the nine months ended July 31, 2021, with the exception of certain accounting policies that were updated resulting from our adoption of the Current Expected Credit Losses standard (See Note 1 in Item 1, "Overview and Summary of Significant Accounting Policies"), to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2021		2020		2021		2020
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$6,897	100.0%	$6,816	100.0%	$20,430	100.0%	$19,774	100.0%
Cost of sales	4,515	65.5	4,749	69.7	13,473	65.9	13,511	68.3
Gross profit	2,382	34.5	2,067	30.3	6,957	34.1	6,263	31.7
Research and development	506	7.3	455	6.7	1,477	7.2	1,390	7.0
Selling, general and administrative	1,291	18.7	1,131	16.6	3,649	17.9	3,458	17.6
Amortization of intangible assets	82	1.2	95	1.4	276	1.4	299	1.4
Impairment of goodwill	—	—	—	—	—	—	865	4.4
Transformation costs	213	3.1	357	5.2	733	3.6	646	3.3
Disaster charges	5	0.1	2	—	6	—	24	0.1
Acquisition, disposition and other related charges	3	—	15	0.2	34	0.2	55	0.3
Earnings (loss) from operations	282	4.1	12	0.2	782	3.8	(474)	(2.4)
Interest and other, net	(50)	(0.8)	(71)	(1.0)	(105)	(0.5)	(158)	(0.8)
Tax indemnification and related adjustments	76	1.2	(30)	(0.5)	60	0.3	(86)	(0.5)
Non-service net periodic benefit credit	19	0.3	28	0.4	53	0.3	101	0.5
Earnings from equity interests	79	1.1	27	0.4	109	0.5	50	0.3
Earnings (loss) before taxes	406	5.9	(34)	(0.5)	899	4.4	(567)	(2.9)
(Provision) benefit for taxes	(14)	(0.2)	43	0.6	(25)	(0.1)	88	0.5
Net earnings (loss)	$392	5.7%	$9	0.1%	$874	4.3%	$(479)	(2.4)%
Stock-based compensation expense is included within costs and expenses presented in the table above as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	In millions
Cost of sales	$9	$8	$33	$30
Research and development	28	16	96	62
Selling, general and administrative	49	31	165	123
Acquisition, disposition and other related charges	—	—	10	1
Total	$86	$55	$304	$216
On April 14, 2021 (the "Approval Date"), shareholders of the Company approved the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan (the "2021 Plan") that replaced the Company’s 2015 Stock Incentive Plan (the “2015 Plan”). The 2021 Plan provides for the grant of various types of awards including restricted stock awards, stock options and performance-based awards. These awards generally vest over 3 years from the grant date. The maximum number of shares that may be delivered to the participants under the 2021 Plan shall not exceed 7 million shares, plus 35.8 million shares that were available for grant under the 2015 Plan as of the Approval Date and any awards granted under the 2015 Plan prior to the Approval Date that were cash-settled, forfeited, terminated or lapsed after the Approval Date. As of July 31, 2021, the Company had remaining authorization of 42.7 million shares under the 2021 Plan.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Net Revenue
For the three months ended July 31, 2021, total net revenue was $6.9 billion, increased by $81 million, or 1.2% (decreased 1.9% on a constant currency basis), as compared to the prior-year period. U.S. net revenue decreased by $125 million, or 5.3%, to $2.2 billion, and net revenue from outside of the U.S. increased by $206 million, or 4.6%, to $4.7 billion. For the nine months ended July 31, 2021, total net revenue was $20.4 billion, increased by $656 million, or 3.3% (increased 1.2% on a constant currency basis), as compared to the prior-year period. U.S. net revenue decreased by $153 million, or 2.3%, to $6.4 billion, and net revenue from outside of the U.S. increased by $809 million, or 6.1%, to $14.0 billion.
The net revenue increase for the three and nine months ended July 31, 2021, as compared to the prior-year periods, was due to multiple factors which include strong momentum of revenue growth in our Switching product offerings, additional revenue from the Silver Peak acquisition, favorable demand environment, achievement of more customer acceptance milestones and growth in software-defined offerings, partially offset by decrease in unit shipments resulting from material constraints. Additionally, the general weakening of the U.S. dollar relative to certain foreign currencies during the three and nine months ended July 31, 2021 compared to prior-year periods, had a favorable impact on net revenue.
From a segment perspective, for the three months ended July 31, 2021, as compared to the prior-year period, we experienced net revenue increase in all the segments except Compute, primarily led by Intelligent Edge and HPC & MCS segments. The net revenue increase for the nine months ended July 31, 2021, as compared to the prior-year period was driven by all segments, except Compute which declined slightly year over year. The components of the weighted net revenue change by segment were as follows:

	Three Months Ended July 31, 2021	Nine Months Ended July 31, 2021
	Percentage points
Compute	(4.5)	(0.1)
HPC & MCS	1.1	0.4
Storage	0.7	0.2
Intelligent Edge	2.7	2.0
Financial Services	0.5	0.2
Corporate Investments and Other	0.4	0.2
Total Segment	0.9	2.9
Elimination of Intersegment net revenue	0.3	0.4
Total HPE	1.2	3.3
Please refer to the section "Segment Information" below for the discussion of the segment result on each of our reportable segments.
Gross Profit
For the three and nine months ended July 31, 2021, as compared to the prior-year periods, total gross profit margin increased 4.2 and 2.4 percentage points respectively. The gross profit margin increase for both periods were due primarily to disciplined pricing, lower supply chain overhead costs, and favorable currency fluctuations, partially offset by higher variable compensation expense.
Research and Development
R&D expense increased by $51 million, or 11% for the three months ended July 31, 2021, as compared to the prior-year period, due primarily to on-going expenses from business acquisitions and higher employee compensation expense in the current year period.
R&D expense increased by $87 million, or 6% for the nine months ended July 31, 2021, as compared to the prior-year period, due primarily to higher employee compensation expense and on-going expenses from business acquisitions, partially offset by the cost savings achieved as we rationalize our R&D through transformation programs by focusing investment in growth areas.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Selling, General and Administrative
Selling, general and administrative expense increased by $160 million, or 14%, and by $191 million, or 6%, for the three and nine months ended July 31, 2021, respectively, as compared to the prior-year periods, due primarily to higher investment in sales and marketing, unfavorable currency fluctuations, on-going expenses from business acquisitions, and higher employee compensation expense, partially offset by cost savings achieved through our transformation programs. For the nine months ended July 31, 2021, the increase in expense is also partially offset by lower travel expenses as compared to the prior-year period.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $13 million, or 14%, and by $23 million, or 8%, for the three and nine months ended July 31, 2020, respectively, as compared to the prior-year periods, due to certain intangible assets associated with prior acquisitions reaching the end of their amortization period and higher write-off of certain intangible assets in the prior-year period, partially offset by an increase in the amortization of intangible assets from recent acquisitions.
Impairment of Goodwill
Impairment of goodwill for the nine months ended July 31, 2020, represents a partial goodwill impairment charge of $865 million in the second quarter of fiscal 2020, as it was determined that the fair value of the HPC & MCS reporting unit was below the carrying value of its net assets.
We performed an interim quantitative goodwill impairment test for all of our reporting units as of November 1, 2020, which did not result in any goodwill impairment charges. The fair value of all reporting units continued to exceed the carrying value of their net assets and did not result in impairment. The excess of fair value over carrying value for our reporting units ranged from approximately 8% to 37% of the respective carrying values. In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease all of the reporting units had an excess of fair value over carrying value, with the exception of the HPC & MCS reporting unit. Should economic conditions deteriorate, estimates of future cash flows for each of our reporting units may be insufficient to support the carrying value and the goodwill assigned to them, requiring impairment charges. Further impairment charges, if any, may be material to the results of operations and financial position. We will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.
Transformation Costs
Transformation programs are comprised of the cost optimization and prioritization plan we introduced in May 2020, and the HPE Next Initiative.
Transformation costs decreased by $144 million, or 40%, for the three months ended July 31, 2021, as compared to the prior-year period, due primarily to lower restructuring charges recorded in the current year period, partially offset by higher IT costs in the current year period.
Transformation costs increased by $87 million or 13%, for the nine months ended July 31, 2021, as compared to the prior-year period, due primarily to higher IT costs and program management charges recorded in the current year, and lower gains on real estate sales, partially offset by lower restructuring charges.
See Note 3, "Transformation Programs", for discussion on the Transformation Costs.
Disaster Charges
Disaster charges decreased by $18 million, or 75%, for the nine months ended July 31, 2021, as compared with the prior-year period, due primarily to higher direct costs resulting from COVID-19 for HPE hosted, co-hosted, or sponsored events which were converted to a virtual format or cancelled in the prior-year period.
Acquisition, Disposition and Other Related Charges
Acquisition, disposition and other related charges decreased by $12 million, or 80%, and by $21 million, or 38%, for the three and nine months ended July 31, 2021, respectively, as compared with the prior-year periods, due primarily to lower business acquisition costs related to retention bonuses and integration activities in the current year periods.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Interest and Other, Net
Interest and other, net expense decreased by $21 million for the three months ended July 31, 2021, as compared to the prior-year period, due primarily to lower interest expense from lower average borrowings, higher gain on the sale of certain assets and interest income on the recovery of two Brazilian social contribution taxes, partially offset by unfavorable currency fluctuations in the current period.
Interest and other, net expense decreased by $53 million for the nine months ended July 31, 2021, as compared to the prior-year period, due primarily to higher gains from equity investments, lower unfavorable currency fluctuations, lower interest expense from lower average borrowings, and interest income on the recovery of two Brazilian social contribution taxes, partially offset by lower gain on the sale of certain assets in the current year period.
Tax Indemnification and Related Adjustments
We recorded changes in certain pre-Separation tax liabilities for which we shared joint and several liability with HP Inc. and for which we were indemnified under the Termination and Mutual Release Agreement within Tax Indemnification and related Adjustments. We also record changes to certain pre-Separation and pre-divestiture tax liabilities and tax receivables for which we remain liable on behalf of the separated or divested business, but which may not be subject to indemnification.
We recorded tax indemnification income of $76 million and tax indemnification expense of $30 million for the three months ended July 31, 2021 and 2020, respectively, and tax indemnification income of $60 million and tax indemnification expense of $86 million for the nine months ended July 31, 2021 and 2020, respectively.
For the three and nine months ended July 31, 2021, the amount primarily included the impacts of a Brazilian Supreme Court decision received regarding the base on which PIS and COFINS are imposed. As a result of this decision, the Company is entitled to recover credits and associated interest related to the overpayment of these transaction taxes imposed between 2005 and 2019 to be used to offset future Brazilian tax liabilities. As such, we have recorded benefits of $16 million and $72 million, both net of taxes, for the recovery of PIS and COFINS, respectively, during the third quarter of fiscal 2021, of which $26 million was included in Net revenue, $12 million related to interest income was included in Interest and other, net, and $78 million related to pre-Separation liabilities was included in Tax indemnification and related adjustments. The corresponding income taxes of $28 million as a result of this recovery were included in (Provision) benefit for taxes in the Condensed Consolidated Statement of Earnings.
For the nine months ended July 31, 2021 and 2020, these amounts also resulted from changes in certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc. and for which we are indemnified under the Termination and Mutual Release Agreement and changes to certain pre-Separation and pre-divestiture tax liabilities and tax receivables.
Non-service Net Periodic Benefit
Non-service net periodic benefit credit decreased by $9 million and $48 million for the three and nine months ended July 31, 2021, as compared to the prior-year periods, due primarily to lower expected returns on plan assets.
Earnings from Equity Interests
Earnings from equity interests primarily represents our 49% interest in H3C Technologies' ("H3C") earnings and the amortization of our interest in a basis difference. For the three and nine months ended July 31, 2021, earnings from equity interests increased by $52 million and $59 million, respectively, as compared to the prior-year periods, due to higher net income earned by H3C and gains from certain venture investments.
(Provision) Benefit for Taxes
For the three and nine months ended July 31, 2021, we recorded income tax expense of $14 million and $25 million, respectively, which reflect an effective tax rate of 3.4% and 2.8%, respectively. For the three and nine months ended July 31, 2020, the Company recorded income tax benefit of $43 million and $88 million, respectively, which reflect an effective tax rate of 126.5% and 15.5%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but may also be materially impacted by discrete tax adjustments during the fiscal year. The effective tax rate for the nine months ended July 31, 2020 also included the effects of the non-deductible goodwill impairment.
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
Segment Results
The following provides an overview of our key financial metrics by segment for the three months ended July 31, 2021, as compared to the prior-year period:

	Compute	HPC & MCS	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	HPE Consolidated

Net revenue(1)	$3,104	$741	$1,176	$867	$844	$332	$6,897
Year-over-year change %	(8.9)%	11.1%	3.9%	26.8%	4.1%	9.6%	1.2%
Earnings (loss) from operations(2)	$347	$29	$178	$137	$94	$(28)	$282
Earnings (loss) from operations as a % of net revenue	11.2%	3.9%	15.1%	15.8%	11.1%	(8.4)%	4.1%
Year-over-year change percentage points	1.9 pts	(3.1) pts	0.1 pts	5.4 pts	3.0 pts	14.0 pts	3.9 pts
The following provides an overview of our key financial metrics by segment for the nine months ended July 31, 2021, as compared to the prior-year period:

	Compute	HPC & MCS	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	HPE Consolidated

Net revenue(1)	$9,066	$2,188	$3,506	$2,472	$2,543	$1,003	$20,430
Year-over-year change %	(0.3)%	3.5%	1.0%	19.5%	1.6%	4.7%	3.3%
Earnings (loss) from operations(2)	$1,024	$91	$604	$413	$269	$(84)	$782
Earnings (loss) from operations as a % of net revenue	11.3%	4.2%	17.2%	16.7%	10.6%	(8.4)%	3.8%
Year-over-year change percentage points	2.5 pts	(3.2) pts	0.1 pts	5.1 pts	1.9 pts	9.6 pts	6.2 pts

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Compute

	Three Months Ended July 31, 2021
	2021	2020	% Change
	Dollars in millions
Net revenue	$3,104	$3,409	(8.9)%
Earnings from operations	$347	$318	9.1%
Earnings from operations as a % of net revenue	11.2%	9.3%

	Nine Months Ended July 31, 2021
	2021	2020	% Change
	Dollars in millions
Net revenue	$9,066	$9,094	(0.3)%
Earnings from operations	$1,024	$797	28.5%
Earnings from operations as a % of net revenue	11.3%	8.8%

Three months ended July 31, 2021 compared with three months ended July 31, 2020
Compute net revenue decreased by $305 million, or 8.9% (decreased 11.8% on a constant currency basis), for the three months ended July 31, 2021 as compared to the prior-year period. Net revenue in Compute decreased primarily due to a decrease in unit shipments resulting from material constraints partially offset by higher average unit prices and favorable currency fluctuations. Prior year period also included the impact of additional unit shipments due to elevated backlog entering the quarter.
Compute earnings from operations as a percentage of net revenue increased 1.9 percentage points for the three months ended July 31, 2021, as compared to the prior-year period, due to a decrease in costs of products and services as a percentage of net revenue partially offset by an increase in operating expense as a percentage of net revenue. The decrease in costs of products and services as a percentage of net revenue was primarily due to favorable currency fluctuations, disciplined pricing, lower supply chain overhead costs and favorable product mix partially offset by higher variable compensation expense. The increase in operating expense as a percentage of net revenue was primarily due to strategic investments and higher variable compensation expense.
Nine months ended July 31, 2021 compared with nine months ended July 31, 2020
Compute net revenue decreased by $28 million, or 0.3% (decreased 2.3% on a constant currency basis), for the nine months ended July 31, 2021 as compared to the prior-year period. Net revenue in Compute decreased primarily due to a decrease in unit shipments resulting from material constraints. This was partially offset by higher average unit prices and favorable currency fluctuations. In additional prior year third quarter also reflected higher unit shipments as a result of elevated backlog entering the quarter.
Compute earnings from operations as a percentage of net revenue increased 2.5 percentage points for the nine months ended July 31, 2021, as compared to the prior-year period, due to decreases in costs of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease in costs of products and services as a percentage of net revenue was primarily due to lower supply chain overhead costs, favorable currency fluctuations and disciplined pricing partially offset by variable compensation expense. The decrease in operating expense as a percentage of net revenue was primarily due to cost savings from our transformation programs partially offset by higher variable compensation expense.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
HPC & MCS

	Three Months Ended July 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$741	$667	11.1%
Earnings from operations	$29	$47	(38.3)%
Earnings from operations as a % of net revenue	3.9%	7.0%

	Nine Months Ended July 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$2,188	$2,113	3.5%
Earnings from operations	$91	$156	(41.7)%
Earnings from operations as a % of net revenue	4.2%	7.4%
Three months ended July 31, 2021 compared with three months ended July 31, 2020
HPC & MCS net revenue increased by $74 million, or 11.1% (increased 9.4% on a constant currency basis), for the three months ended July 31, 2021, as compared to the prior-year period, primarily due to favorable demand environment, eased competitive pricing pressures, favorable foreign currency fluctuations and as we achieved more customer acceptance milestones.
HPC & MCS earnings from operations as a percentage of net revenue decreased 3.1 percentage points for the three months ended July 31, 2021, as compared to the prior-year period, primarily due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was primarily due to lower mix of revenue from services and high-margin MCS products partially offset by lower competitive pricing pressures and savings from our transformation programs. The increase in operating expenses as a percentage of net revenue was primarily due to higher field selling costs partially offset by cost savings from our transformation programs.
Nine months ended July 31, 2021 compared with nine months ended July 31, 2020
HPC & MCS net revenue increased by $75 million or 3.5% (increased 2.7% on a constant currency basis), for the nine months ended July 31, 2021, as compared to the prior-year period, as we achieved more customer acceptance milestones.
HPC & MCS earnings from operations as a percentage of net revenue decreased 3.2 percentage points for the nine months ended July 31, 2021, as compared to the prior-year period, primarily due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was primarily due to competitive pricing pressures during the first half of fiscal 2021, higher variable compensation expense along with lower mix of revenue from services and high-margin MCS products partially offset by cost savings from our transformation programs. The increase in operating expenses as a percentage of net revenue was primarily due to higher field selling costs and variable compensation expense partially offset by cost savings from our transformation programs.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Storage

	Three Months Ended July 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$1,176	$1,132	3.9%
Earnings from operations	$178	170	4.7%
Earnings from operations as a % of net revenue	15.1%	15.0%

	Nine Months Ended July 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$3,506	$3,470	1.0%
Earnings from operations	$604	$592	2.0%
Earnings from operations as a % of net revenue	17.2%	17.1%
Three months ended July 31, 2021 compared with three months ended July 31, 2020
Storage net revenue increased by $44 million or 3.9% (increased 1.1% on a constant currency basis), for the three months ended July 31, 2021 as compared to the prior-year period due primarily to favorable currency fluctuations and revenue growth in HPE Primera products and Storage Services, partially offset by revenue decline in HPE 3PAR products as we continue our transition to more software-rich products in the hyperconverged portfolio and primary storage market. The increase in Storage net revenue was also favorably impacted by a large deal in Traditional Storage.
Storage earnings from operations as a percentage of net revenue increased 0.1 percentage point for the three months ended July 31, 2021, as compared to the prior-year period, due to a decrease in cost of products and services as a percentage of net revenue, partially offset by an increase in operating expenses as a percentage of net revenue. The decrease in cost of products and services as a percentage of net revenue was due primarily to a higher margin large deal for HPE Primera and favorable currency fluctuations, the effects of which were partially offset by higher competitive pricing pressures and customer satisfaction settlement. The increase in operating expenses as a percentage of net revenue was due primarily to higher variable compensation expense and field selling costs.
Nine months ended July 31, 2021 compared with nine months ended July 31, 2020
Storage net revenue increased by $36 million or 1.0% (decreased 0.8% on a constant currency basis), for the nine months ended July 31, 2021 as compared to the prior-year period due primarily to favorable currency fluctuations and growth in HPE Primera products, Nimble Storage, and Storage Services, partially offset by revenue decline in HPE 3PAR and Simplivity products as we continue our transition to more software-rich products in the hyperconverged portfolio and primary storage market respectively. Storage net revenue in the first nine months of fiscal 2021 was also favorably impacted by a large deal in Traditional Storage.
Storage earnings from operations as a percentage of net revenue increased 0.1 percentage point for the nine months ended July 31, 2021, as compared to the prior-year period, due to a decrease in cost of products and services as a percentage of net revenue, partially offset by an increase in operating expenses as a percentage of net revenue. The decrease in cost of products and services as a percentage of net revenue was due primarily to favorable currency fluctuations, lower supply chain overhead costs, higher margin large deal for HPE Primera, and lower delivery cost in storage service, the effects of which were partially offset by higher variable compensation expense. The increase in operating expenses as a percentage of net revenue was due primarily to higher variable compensation expense.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Intelligent Edge

	Three Months Ended July 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$867	$684	26.8%
Earnings from operations	$137	$71	93.0%
Earnings from operations as a % of net revenue	15.8%	10.4%

	Nine Months Ended July 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$2,472	$2,069	19.5%
Earnings from operations	$413	$240	72.1%
Earnings from operations as a % of net revenue	16.7%	11.6%
Three months ended July 31, 2021 compared with three months ended July 31, 2020
Intelligent Edge net revenue increased by $183 million, or 26.8% (increased 23.0% on a constant currency basis), for the three months ended July 31, 2021, as compared to the prior-year period primarily due to revenue growth in switching products, additional revenue from the Silver Peak acquisition, and favorable foreign currency fluctuations.
Intelligent Edge earnings from operations as a percentage of net revenue increased 5.4 percentage points for the three months ended July 31, 2021 as compared to the prior year period due primarily to a decrease in cost of products and services as a percentage of net revenue while operating expenses as a percentage of net revenue remained relatively flat. The decrease in cost of product and services as a percentage of net revenue was primarily due to lower cost of Switching products, favorable supply chain costs and impact of the Silver Peak acquisition partially offset by lower mix of revenue from services and higher variable compensation expense. Operating expenses as a percentage of net revenue remained relatively flat primarily due to improved operational efficiencies including cost savings from transformation programs offset by higher variable compensation expense, additional expenses from the Silver Peak acquisition and a legal settlement.
Nine months ended July 31, 2021 compared with nine months ended July 31, 2020
Intelligent Edge net revenue increased by $403 million, or 19.5% (increased 16.8% on a constant currency basis), for the nine months ended July 31, 2021, as compared to the prior-year period primarily due to revenue growth in Switching and WLAN products, additional revenue from the Silver Peak acquisition, and favorable foreign currency fluctuations.
Intelligent Edge earnings from operations as a percentage of net revenue increased 5.1 percentage points for the nine months ended July 31, 2021 as compared to the prior year period due primarily to decreases in operating expenses as a percentage of net revenue and cost of products and services as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was primarily due to lower cost of Switching and WLAN products, and the favorable impact of the Silver Peak acquisition partially offset by higher variable compensation expense and logistics expense. The decrease in operating expenses as a percentage of net revenue was primarily due to improved operational efficiencies including cost savings from transformation programs partially offset by higher variable compensation expense and the addition of expenses from the Silver Peak acquisition.
Financial Services

	Three Months Ended July 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$844	$811	4.1%
Earnings from operations	$94	$66	42.4%
Earnings from operations as a % of net revenue	11.1%	8.1%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Nine Months Ended July 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$2,543	$2,503	1.6%
Earnings from operations	$269	$218	23.4%
Earnings from operations as a % of net revenue	10.6%	8.7%
Three months ended July 31, 2021 compared with three months ended July 31, 2020
FS net revenue increased by $33 million, or 4.1% (decreased 0.2% on a constant currency basis), for the three months ended July 31, 2021, as compared to the prior-year period. The increase in net revenue was due primarily to favorable currency fluctuations, partially offset by a decrease in rental revenue due to lower average operating lease assets.
FS earnings from operations as a percentage of net revenue increased 3.0 percentage points for the three months ended July 31, 2021, as compared to the prior-year period, due primarily to lower cost of services as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted primarily from lower borrowing costs, partially offset by higher bad debt expense. The operating expenses as a percentage of net revenue remained relatively flat.
Nine months ended July 31, 2021 compared with nine months ended July 31, 2020
FS net revenue increased by $40 million, or 1.6% (decreased 1.3% on a constant currency basis), for the nine months ended July 31, 2021, as compared to the prior-year period. The increase in net revenue was due primarily to favorable currency fluctuations, partially offset by a decrease in rental revenue due to lower average operating lease assets, along with lower asset management revenue from lease buyouts.
FS earnings from operations as a percentage of net revenue increased 1.9 percentage points for the nine months ended July 31, 2021, as compared to the prior-year period, due primarily to lower cost of services as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted from lower borrowing costs and lower depreciation expense, partially offset by higher bad debt expense. The operating expenses as a percentage of net revenue remained relatively flat.
Financing Volume

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	In millions
Financing volume	$1,575	$1,491	$4,271	$4,392
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased by 5.6% and decreased by 2.8% for the three and nine months ended July 31, 2021 respectively, as compared to the prior-year periods. For the three months ended July 31, 2021, the increase was primarily driven by favorable currency fluctuations. For the nine months ended July 31, 2021, the decrease was primarily related to lower financing associated with both third-party and HPE product sales and related service offerings, partially offset by favorable currency fluctuations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	July 31, 2021	October 31, 2020
	Dollars in millions
Financing receivables, gross	$9,007	$9,058
Net equipment under operating leases	3,943	4,027
Capitalized profit on intercompany equipment transactions(1)	271	315
Intercompany leases(1)	86	92
Gross portfolio assets	13,307	13,492
Allowance for credit losses(2)	234	154
Operating lease equipment reserve	44	64
Total reserves	278	218
Net portfolio assets	$13,029	$13,274
Reserve coverage	2.1%	1.6%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.7 billion at both July 31, 2021 and October 31, 2020, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both July 31, 2021 and October 31, 2020 was $1.7 billion.
As of July 31, 2021 and October 31, 2020, FS net cash and cash equivalents balances were approximately $976 million and $729 million, respectively.
Net portfolio assets as of July 31, 2021 decreased 1.8% from October 31, 2020. The decrease generally resulted from portfolio runoff exceeding new financing volume during the period, partially offset by favorable currency fluctuations.
FS bad debt expense includes charges to general reserves, specific reserves and write-offs for sales-type, direct-financing and operating leases. For the three and nine months ended July 31, 2021, FS recorded net bad debt expense of $30 million and $89 million, respectively. For the three and nine months ended July 31, 2020, FS recorded net bad debt expense of $25 million and $58 million, respectively.
As of July 31, 2021, FS experienced a decrease in billed finance receivables compared to October 31, 2020, which included limited impact to collections from customers as a result of COVID-19. We are currently unable to fully predict the extent to which COVID-19 may adversely impact future collections of our receivables.
Corporate Investments and Other

	Three Months Ended July 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$332	$303	9.6%
Loss from operations	$(28)	$(68)	58.8%
Loss from operations as a % of net revenue	(8.4)%	(22.4)%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Nine Months Ended July 31,
	2021	2020	% Change
	Dollars in millions
Net revenue	$1,003	$958	4.7%
Loss from operations	$(84)	$(172)	51.2%
Loss from operations as a % of net revenue	(8.4)%	(18.0)%
Three months ended July 31, 2021 compared with three months ended July 31, 2020
Corporate Investments and Other net revenue increased by $29 million, or 9.6% (increased 6.9% on a constant currency basis), for the three months ended July 31, 2021 as compared to the prior-year period. The increase in net revenue was due primarily to revenue growth from A & PS, Software and Communications and Media Solutions ("CMS") and favorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased 14.0 percentage points for the three months ended July 31, 2021, as compared to the prior-year period. The decrease was due to lower cost of services as a percentage of net revenue and a decrease in operating expenses as a percentage of net revenue. The decrease in cost of services as a percentage of net revenue was primarily due to overhead efficiencies achieved through our transformation programs. The decrease in operating expenses as a percentage of net revenue was primarily due to cost savings from transformation programs.
Nine months ended July 31, 2021 compared with nine months ended July 31, 2020
Corporate Investments and Other net revenue increased by $45 million, or 4.7% (increased 2.1% on a constant currency basis), for the nine months ended July 31, 2021 as compared to the prior-year period primarily due to favorable currency fluctuations and revenue growth from Software and CMS.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased 9.6 percentage points for the nine months ended July 31, 2021, as compared to the prior-year period. The decrease was due to lower cost of services as a percentage of net revenue and a decrease in operating expenses as a percentage of net revenue, primarily due to cost savings from transformation programs.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases and stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. We continue to monitor the severity and duration of the COVID-19 pandemic and its impact on the U.S. and other global economies, the capital markets, consumer behavior, our businesses, results of operations, financial condition and cash flows. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I.
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
As a result of increased uncertainty due to COVID-19, purchases under our share repurchase program previously authorized by our Board of Directors, were temporarily suspended and as such, no purchases were made during the nine months ended July 31, 2021. However, we expect to resume share repurchase activity in the fourth quarter of fiscal 2021. As of July 31, 2021, we had a remaining authorization of $2.1 billion for future share repurchases.
Liquidity
Our cash flow metrics were as follows:

	Nine Months Ended July 31,
	2021	2020
	In millions
Net cash provided by operating activities	$2,915	$1,493
Net cash used in investing activities	(1,717)	(1,154)
Net cash (used in) provided by financing activities	(167)	4,522
Net increase in cash, cash equivalents and restricted cash	$1,031	$4,861
Operating Activities
For the nine months ended July 31, 2021, net cash from operating activities increased by $1.4 billion, as compared to the corresponding period in fiscal 2020. The increase was primarily due to higher cash generated from working capital and higher earnings.
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	July 31, 2021	October 31, 2020	Change	July 31, 2020	October 31, 2019	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	43	42	1	38	37	1	5
Days of supply in inventory ("DOS")	79	48	31	66	45	21	13
Days of purchases outstanding in accounts payable ("DPO")	(130)	(97)	(33)	(114)	(104)	(10)	(16)
Cash conversion cycle	(8)	(7)	(1)	(10)	(22)	12	2
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms (including extended payment terms to customers or from suppliers), early or late invoice payments from customers or to suppliers, the extent of receivables factoring, seasonal trends, the timing of the revenue recognition and inventory purchases within the period, the impact of commodity costs and acquisition activity.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three month period in fiscal 2020, the increase in DSO in the current period was primarily due to lower customer participation in early payment programs and factoring.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three month period in fiscal 2020, the increase in DOS in the current period was primarily due to higher purchases of inventory as we position inventory to fulfill planned future shipments and strategic purchases of certain key components.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three month period in fiscal 2020, the increase in DPO was primarily due to lower vendor payments in the current period.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Investing Activities
For the nine months ended July 31, 2021, net cash used in investing activities increased by $0.6 billion, as compared to the corresponding period in fiscal 2020. The increase was primarily due to higher cash utilized for investment in property, plant and equipment, net of sales proceeds of $0.3 billion, higher cash utilized in net financial collateral activities of $0.2 billion and higher payments made in connection with business acquisitions, net of $0.1 billion as compared to the prior year period.
Financing Activities
For the nine months ended July 31, 2021, net cash generated from financing activities decreased by $4.7 billion, as compared to the corresponding period in fiscal 2020. The decrease was primarily due to lower proceeds from debt issuance of $4.1 billion, higher cash utilized for debt repayment of $1.0 billion and cash utilized for share repurchases of $0.4 billion in the prior year period.
Free Cash Flow
Free cash flow is defined as cash flow from operations less investments in property, plant and equipment net of proceeds from the sale of property, plant and equipment. For the nine months ended July 31, 2021, free cash flow increased by $1.1 billion, as compared to the corresponding period in fiscal 2020. The increase was due to higher cash generated from operations of $1.4 billion as compared to the prior year period, partially offset by higher cash utilized for investment in property, plant and equipment, net of sales proceeds of $0.3 billion.
Capital Resources
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.
In June 2021, the Company issued $753 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.58%, payable monthly from August 2021 with a stated final maturity date of March 2029.
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
Commercial Paper
We maintain two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. Our U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. Our euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed $4.75 billion. In addition, our subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of July 31, 2021 and October 31, 2020, no borrowings were outstanding under the Parent Programs, and $694 million and $677 million, respectively, were outstanding under our subsidiary’s program.
During the first nine months of fiscal 2021, we issued $584 million and repaid $582 million of commercial paper.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Revolving Credit Facility
We maintain a $4.75 billion five year senior unsecured committed credit facility that was entered into in August 2019. Loans under the revolving credit facility may be used for general corporate purposes, including support of the commercial paper program. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to the satisfaction of certain conditions, by up to two, one-year periods. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. As of July 31, 2021 and October 31, 2020, no borrowings were outstanding under the Credit Agreement.
Available Borrowing Resources
We had the following additional liquidity resources available if needed:

As of July 31, 2021
In millions
Commercial paper programs	$5,056
Uncommitted lines of credit	$1,034

CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
On September 7, 2021, the Company expects to redeem all $500 million aggregate principal amount of its outstanding 3.5% Notes due October 2021, and all $800 million aggregate principal amount of its outstanding Floating Rate Notes due October 2021.
On July 1, 2021, the Company entered into a definitive agreement to acquire Zerto, an industry leader in cloud data management and protection, in a transaction valued at $374 million. The transaction closed on August 31, 2021.
In June 2021, the Company issued $753 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.58%, payable monthly from August 2021 with a stated final maturity date of March 2029.
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
Retirement Benefit Plan Funding
For the remainder of fiscal 2021, we anticipate making contributions of approximately $46 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.
Restructuring Plans
As of July 31, 2021, we expect to make future cash payments of approximately $870 million in connection with our approved restructuring plans, which includes $140 million expected to be paid through the remainder of fiscal 2021 and $730 million expected to be paid thereafter. For more information on our restructuring activities, see Note 3, "Transformation Programs".

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Uncertain Tax Positions
As of July 31, 2021, we had approximately $438 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $61 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with tax authorities. For more information on our uncertain tax positions, see Note 5, "Taxes on Earnings".
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
The following tables provide reconciliation of GAAP to non-GAAP measures for the three and nine months ended July 31, 2021 and 2020:
Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	Three Months Ended July 31,				Nine Months Ended July 31,
	2021		2020		2021		2020
	Dollars in millions	Diluted net earnings per share	Dollars in millions	Diluted net earnings per share	Dollars in millions	Diluted net earnings per share	Dollars in millions	Diluted net earnings per share
GAAP net earnings (loss)	$392	$0.29	$9	$0.01	$874	$0.66	$(479)	$(0.37)
Non-GAAP adjustments:
Amortization of initial direct costs	2	—	3	—	6	—	9	—
Amortization of intangible assets	82	0.06	95	0.07	276	0.21	299	0.23
Impairment of goodwill	—	—	—	—	—	—	865	0.67
Transformation costs	213	0.16	357	0.27	733	0.56	646	0.49
Disaster charges	5	—	2	—	6	0.01	24	0.02
Stock-based compensation expense	86	0.06	55	0.04	294	0.22	215	0.18
Acquisition, disposition and other related charges	3	—	15	0.01	34	0.02	82	0.06
Tax indemnification and related adjustments	(76)	(0.05)	30	0.03	(60)	(0.05)	86	0.07
Non-service net periodic benefit credit	(19)	(0.01)	(28)	(0.02)	(53)	(0.04)	(101)	(0.08)
Earnings from equity interests(1)	23	0.02	36	0.03	91	0.07	110	0.09
Adjustments for taxes	(88)	(0.06)	(107)	(0.08)	(287)	(0.22)	(288)	(0.23)
Non-GAAP net earnings	$623	$0.47	$467	$0.36	$1,914	$1.44	$1,468	$1.13

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(1) Represents the amortization of basis difference adjustments related to the H3C divestiture.
Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	Three Months Ended July 31,				Nine Months Ended July 31,
	2021		2020		2021		2020
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions				In millions
GAAP earnings (loss) from operations	$282	4.1%	$12	0.2%	$782	3.8%	$(474)	(2.4)%
Non-GAAP adjustments:
Amortization of initial direct costs	2	—%	3	—%	6	—%	9	—%
Amortization of intangible assets	82	1.2%	95	1.4%	276	1.4%	299	1.5%
Impairment of goodwill	—	—%	—	—%	—	—%	865	4.4%
Transformation costs	213	3.1%	357	5.3%	733	3.6%	646	3.3%
Disaster charges	5	0.1%	2	—%	6	—%	24	0.1%
Stock-based compensation expense	86	1.2%	55	0.8%	294	1.4%	215	1.1%
Acquisition, disposition and other related charges	3	—%	15	0.2%	34	0.2%	82	0.4%
Non-GAAP earnings from operations	$673	9.8%	$539	7.9%	$2,131	10.4%	$1,666	8.4%
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	Three Months Ended July 31,				Nine Months Ended July 31,
	2021		2020		2021		2020
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions				In millions
GAAP Net revenue	$6,897	100%	$6,816	100%	$20,430	100%	$19,774	100%
GAAP Cost of sales	4,515	65.5%	4,749	69.7%	13,473	65.9%	13,511	68.3%
GAAP Gross profit	$2,382	34.5%	$2,067	30.3%	$6,957	34.1%	$6,263	31.7%
Non-GAAP adjustments
Amortization of initial direct costs	2	—%	3	—%	6	—%	9	—%
Stock-based compensation expense	9	0.2%	8	0.2%	33	0.2%	30	0.2%
Acquisition, disposition and other related charges(1)	—	—%	—	—%	—	—%	27	0.1%
Non-GAAP Gross Profit	$2,393	34.7%	$2,078	30.5%	$6,996	34.2%	$6,329	32.0%

(1) Represent charges related to a non-cash inventory fair value adjustment in connection with the acquisition of Cray, which was included in Cost of Sales.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of net cash provided by operating activities to free cash flow.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	In millions		In millions
Net cash provided by operating activities	$1,130	$1,472	$2,915	$1,493
Investment in property, plant and equipment	(684)	(620)	(1,732)	(1,779)
Proceeds from sale of property, plant and equipment	80	72	274	623
Free cash flow	$526	$924	$1,457	$337
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
Net revenue on a constant currency basis assumes no change in the foreign exchange rate from the prior-year period. Non-GAAP gross profit and non-GAAP gross profit margin is defined to exclude charges related to the amortization of initial direct costs, stock-based compensation expense and certain acquisition, disposition and other related charges. Non-GAAP earnings from operations and non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) consist of earnings from operations excluding any charges related to the amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster charges, stock-based compensation expense and acquisition, disposition and other related charges. Non-GAAP net earnings and Non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges, as well as items such as tax indemnification and related adjustments, non-service net periodic benefit credit, loss from equity interests, certain income tax valuation allowances and separation taxes, the impact of U.S. tax reform, structural rate adjustment and excess tax benefit from stock-based compensation. In addition, non-GAAP net earnings and non-GAAP diluted net earnings per share are adjusted by the amount of additional taxes or tax benefits associated with each non-GAAP item. We believe that excluding the items mentioned above from these non-GAAP financial measures allows management to better understand our consolidated financial performance in relation to the operating results of our segments. Management does not believe that the excluded items are reflective of ongoing operating results, and excluding them facilitates a more meaningful evaluation of our current operating performance in comparison to our peers. The excluded items can be inconsistent in amount and frequency and/or not reflective of the operational performance of the business.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 31, 2021, the Company had no unsettled open market repurchases and had a remaining authorization of $2.1 billion for future share repurchases.
Item 5. Other Information.
The following disclosure is being made under Section 13(r) of the Exchange Act:
On March 2, 2021, the U.S. Secretary of State designated the Russian Federal Security Service (“FSB”) as a party subject to the provisions of U.S. Executive Order No. 13382 issued in 2005 (“Executive Order 13382”). On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control updated General License 1B (“General License 1B”) which generally authorizes U.S. companies to engage in certain licensing, permitting, certification, notification and related transactions with the FSB as may be required for the importation, distribution or use of information technology products in the Russian Federation. Our local subsidiary is required to engage on a regular basis with the FSB as a licensing authority and file documents in order to conduct business within the Russian Federation. There are no gross revenues or net profits directly associated with any such dealings by us with the FSB and all such dealings are explicitly authorized by General License 1B. We plan to continue these activities as required to continue to conduct business in the Russian Federation to the extent permitted by applicable law.
On April 15, 2021, the U.S. Government issued an executive order on Blocking Property with Respect to Specified Harmful Foreign Activities of the Government of the Russian Federation (“Executive Order 14024”), implementing additional U.S. sanctions against the Russian government and against Russian actors that threaten U.S. interests, including certain technology companies that support the Russian Intelligence Service. The U.S. Secretary of the Treasury designated Pozitiv Teknolodzhiz, AO (“Positive Technologies”) under Executive Order 14024 and Executive Order 13382. Prior to its designation, HPE’s local Russian subsidiary, occasionally through distributors and resellers, had sold equipment to and entered into service contracts with Positive Technologies. HPE’s local subsidiary had also entered into an original equipment manufacturing agreement with Positive Technologies and approved it as a reseller. Following the sanctions designation, our local subsidiary immediately initiated procedures to terminate its relationship with Positive Technologies. HPE does not plan to engage in any further transactions with this entity, except wind down activities that are authorized by OFAC going forward. In this reporting period HPE became aware of an additional payment to HPE Russia received from a third party involving Positive Technologies in the amount of $1,725. There are no identifiable net profits associated with HPE’s relationship with Positive Technologies for this reporting period.
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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: September 3, 2021