Form 10-K
period 2021-10-31
Hewlett Packard Enterprise Co
filed 2021-12-10
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $20,839,669,847 based on the last sale price of common stock on April 30, 2021.
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of December 7, 2021 was 1,293,439,907 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2021 are incorporated by reference into Part III of this Report.
III

.

Table of Content

Hewlett Packard Enterprise Company
Form 10-K
For the Fiscal Year ended October 31, 2021

Table of Content

Forward-Looking Statements
This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should," and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to the scope and duration of the novel coronavirus pandemic ("COVID-19") and its impact on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any projections of revenue, margins, expenses, investments, effective tax rates, interest rates, the impact of tax law changes and related guidance and regulations, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; any projections of the amount, execution, timing and results of any transformation or impact of cost savings; restructuring plans, including estimates and assumptions related to the anticipated benefits, cost savings, or charges of implementing transformation and restructuring plans; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution of corporate transactions or contemplated acquisitions, research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers, the distribution of Hewlett Packard Enterprise's products, and the delivery of Hewlett Packard Enterprise's services effectively; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including pandemics and public health problems, such as the outbreak of COVID-19); the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from events such as the COVID-19 pandemic; the hiring and retention of key employees; the execution, integration, and other risks associated with business combination and investment transactions; the impact of changes to environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies, and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of this report and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content

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
COVID-19 Pandemic Update
While great progress has been made in the fight against the novel coronavirus pandemic ("COVID-19" or "pandemic"), it remains a global challenge. In fiscal 2021, due to an unprecedented demand for electronic devices and related industry-wide supply constraints, the global economy encountered a challenging supply chain environment. The pandemic continues to have an impact on our financial performance and we are currently unable to predict the extent to which it may adversely impact our future business operations, financial performance and results of operations. For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, see risks identified in the section entitled "Risk Factors" in Part I, Item 1A.
In 2021, COVID-19 vaccines were broadly distributed and administered, and beginning October 4, 2021, we adopted a policy to require proof of vaccination from HPE personnel, contingent workers, and guests in order to return to our sites, where permitted by local laws and regulations and on the timeline determined appropriate for the geography (as of end of fiscal 2021, the policy was operationalized only in the U.S.). On October 20, 2021, we updated our vaccination policy to require vaccination as a condition of employment for all HPE personnel covered by President Biden's executive order, effective January 18, 2022. We recognize that there are existing legal challenges to the executive order, and we will ensure that the timing and scope of the implementation of our vaccination requirement is consistent with the legal status of the executive order. We are committed to help support costs for the vaccine through HPE health benefits or other programs, to the extent not covered by government programs, medical plans or other sources.
Our Strategy
The pace of technology disruption continues to increase, and the pandemic has accelerated several megatrends. First, data at the edge is increasing exponentially, driven by the proliferation of devices. Secure connectivity is essential to enable the digital experiences we now rely on – and power new, engaging digital experiences in the future. Second, enterprises need a cloud experience everywhere to manage data and workloads wherever they live across a distributed enterprise. Third, data growth is creating countless new opportunities. Enterprises need ways to generate insights from this data to build new business models. Across these trends is the shift in how enterprises are consuming their technology. Increasingly, customers want to digitally transform while preserving capital and eliminating operating expense by paying only for the IT they use.
Data insights are critical to deliver business outcomes, but extracting value from data is challenging. Data is growing and evolving rapidly. Its characteristics are shifting, as it becomes more unstructured, more time-sensitive and more distributed. Frequently, data is siloed and spread across different multi-gen IT systems, often trapped in critical legacy architecture. Many organizations cannot adequately extract insights from their data at the edge or face cloud migration challenges because of their legacy applications. Customers need a data-first modernization approach across edge to data center to cloud.
We declared our vision to be the edge-to-cloud company. Our HPE GreenLake platform accelerates multi-generation IT transformation through a unified cloud services experience that enables customers to access, control and maximize the value of all their workloads and data. Our solutions across connectivity, cloud and data – which are increasingly being delivered as-a-service through HPE GreenLake – are complemented by HPE Pointnext services that provide unique transformation capabilities, as well as HPE Financial Services, which helps customers unlock financial capacity.

Table of Content

Human Capital Resources
At HPE we are united by our purpose, which is to advance the way people live and work. We believe technology’s greatest promise lies in its potential for positive change. This is the guidepost for each decision we make at HPE. We believe it not only helps guide our contribution to society, but also makes good business sense. Our company has always been an engine of innovation, and our approximately 60,400 employees as of October 31, 2021, are proud of the ways our technology enables our customers to achieve meaningful outcomes like curing disease, modernizing farming to cure world-hunger and democratizing transportation through autonomous vehicles.
Our Culture: We recognize the critical importance of talent and culture to the success of HPE and our ability to fulfill our purpose. We are passionate about the values that drive our success, which is why we believe in investing in our employees and in the communities where we live and work. HPE has intensified its focus on embedding these values into a vibrant culture that creates a superior team member experience and a highly engaged workforce, driving improvements across our communications, our reward programs, and our work environment. Through such efforts, we are fostering a collaborative, inclusive and inspiring experience for all our team members. Our most recent global engagement survey shows how these intentional efforts are making a difference, with our overall Employee Engagement Index increasing year-over-year and measuring 84%. More than 85% of team members would recommend HPE as a great place to work, and 89% say they are proud to work for HPE.
Building a Vibrant Culture: We have identified four key cultural beliefs that guide how we lead on a daily basis: belief in accelerating what’s next, in bold moves, in the “power of yes we can”, and in being a force for good. We embed these beliefs in a deep-rooted DNA that puts customers first, enabling us to partner, innovate and act with integrity. Our empowered and engaging culture is making HPE a destination for talent while driving innovation and excellence for our customers.
Diversity, Equity and Inclusion: We are committed to being unconditionally inclusive to capture the ideas and perspectives that fuel innovation and enable our workforce, customers, and communities to succeed in the digital age. This is because, by harnessing the potential of our technologies and our team members, we can be a force for good. Annual goals are set to increase the representation of both women and ethnically diverse talent by at least 1 percentage point year-over-year. At the close of fiscal 2021, the representation of women in our workforce had increased 1 percentage point since the prior year, with increased representation at every level worldwide, exceeding the goals in both technical and executive roles. We also increased our representation of all underrepresented minorities in the U.S., increasing such representation by 1.6 percentage points overall. The leadership standards clearly articulate that all people leaders are expected to continuously develop their inclusive leadership capabilities. Our Board, CEO and Executive Committee role model high standards for diversity, equity and inclusion and are leading sustainable change, with strong governance and oversight via our Inclusion and Diversity Council.
Talent: We invest in attracting, developing and retaining the best talent. We do this by communicating a clear purpose and strategy, transparent goal setting, driving accountability, continuously assessing, developing, advancing talent, and a leadership-driven talent strategy. The dynamism of our industry and our company enables team members to grow in their current roles and build new skills. Over the past year, our approximately 60,400 team members completed over 455,000 online and instructor-led courses across a broad range of categories – leadership, inclusion and diversity, professional skills, technical and compliance. HPE is deeply committed to identifying and developing the next generation of top tier leadership with a special focus on diverse and technical talent. We conduct an in-depth annual talent and succession review with our CEO and Executive Committee members. The process focuses on accelerating talent development, strengthening succession pipelines, and advancing diversity representation for our most critical roles.
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

Table of Content

HPE’s strong and healthy culture is critical to accelerating what’s next for our customers and partners – and the success of our company. Our team is energized and more engaged than ever and will enable our ability to pivot and grow, which will, in turn, power the next chapter at Hewlett Packard Enterprise.
Our Business Segments, Products and Services
In October 2021, we renamed the segment previously known as High Performance Computing and Mission Critical Solutions ("HPC & MCS") to High Performance Computing and Artificial Intelligence ("HPC & AI").
Our operations are organized into six business segments: Compute, HPC & AI, Storage, Intelligent Edge, Financial Services ("FS"), and Corporate Investments and Other. The class of similar product categories within each segment which accounted for more than 10% of our consolidated net revenue in each of the past three years were as follows:
•Fiscal 2021 - Compute products, Compute services, Storage products
•Fiscal 2020 - Compute products, Storage products, Compute services
•Fiscal 2019 - Compute products, Storage products
A summary of our net revenue, earnings from operations and assets for our segments can be found in Note 2, "Segment Information", to our Consolidated Financial Statements in Item 8 of Part II. A discussion of certain factors potentially affecting our operations is set forth in Item 1A, "Risk Factors."
Compute
Our Compute portfolio offers both general purpose servers for multi-workload computing and workload-optimized servers which offer the best performance and value for demanding applications. This portfolio of products includes our secure and versatile HPE ProLiant rack and tower servers; and HPE Synergy, a composable infrastructure for traditional and cloud-native applications. HPE ProLiant servers are the compute foundation for the fastest growing workloads in the industry including hyperconverged infrastructure ("HCI"), virtual workspaces ("VDI"), data management, transcoding and visualization. Compute offerings also include operational and support services. HPE GreenLake for Compute provides flexible Compute as-a-service ("aaS") IT infrastructure on a consumption basis.
HPC & AI
Our HPC & AI business offers standard and custom hardware and software solutions designed to support specific use cases. Our hardware solutions are segmented into several categories, High Performance Compute ("HPC"), Data Solutions, and Edge Compute. The HPC portfolio includes the HPE Apollo and Cray products that are sold as supercomputing systems, including exascale supercomputers (systems which have exaflops performance or a billion-billion calculations per second), to support data-intensive workloads for high performance computing, data analytics and artificial intelligence applications. The Data Solutions portfolio (previously named Mission Critical Solutions) includes the HPE Superdome Flex, HPE Nonstop and HPE Integrity product lines for critical applications such as payments and transaction processing that require high availability, fault-tolerant computing infrastructure. The Edge Compute product portfolio includes HPE Edgeline products for computing at the network edge. In connection with our hardware offerings, HPE offers a suite of software products, including AI-powered technologies designed to play a critical role in turning data into readily available, actionable information to fuel growth and innovation for our customers. These include the recently acquired Determined AI, which provides a software stack to train AI models using its open source machine learning platform.
HPC & AI offerings also include operational and support services and solutions delivered as-a-service through HPE GreenLake cloud services, which is a flexible as-a-service platform that HPE can provide on-premises or in a colocation facility. With offerings that are artificial intelligence-driven and built for hybrid cloud environments with GreenLake consumption models, we provide the right workload optimized destinations for data.
A portion of HPC & AI revenue is generated by sales to government entities, which are subject to the terms and rights for the convenience of the government entity. These terms and rights include in some instances a dependence on the appropriation of future funding and also termination rights contingent upon not achieving certain milestones. For a discussion of certain risks related to contracts with government entities, see Item 1A, "Risk Factors—Failure to comply with government contracting regulations could adversely affect our business and results of operations".
Storage
HPE Storage is transforming the customer experience with storage as-a-service and cloud data services through the HPE GreenLake edge-to-cloud platform and data infrastructure to enable customers to simplify IT and unlock greater levels of agility with a cloud operational experience. The customer experience transformation also includes AI and data-driven intelligence with

Table of Content

HPE InfoSight and HPE CloudPhysics. Customers can store and serve their data with speed and high availability to applications, secure and protect their data across hybrid clouds from ransomware and cyber threats, and gain data mobility across private cloud, public cloud, and multi-cloud environments.
The Storage portfolio includes primary storage with HPE Alletra that offers cloud-native data infrastructure, HPE Primera, HPE Nimble Storage and HPE 3PAR; software-powered hyper-converged infrastructure consisting of HPE Nimble Storage dHCI and HPE SimpliVity; disaster recovery and ransomware recovery with Zerto, our recent acquisition; backup as-a-service with HPE Backup and Recovery Service, and big data solutions running on HPE Apollo servers. Storage also provides solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE Modular Storage Arrays ("MSA") and HPE XP. We make our data infrastructure portfolio available as-a-service through HPE GreenLake. Storage offerings also include operational and support services, software subscription services, and solutions delivered as-a-service through HPE GreenLake.
Intelligent Edge
The Intelligent Edge business is comprised of a portfolio of secure edge-to-cloud solutions operating under the Aruba brand that include wired and wireless local area network ("LAN"), campus and data center switching, software-defined wide area networking (from the Silver Peak acquisition), network security, and associated services to enable secure connectivity for businesses of any size. The primary business drivers for Intelligent Edge solutions are work from anywhere environments, mobility, and internet-of-things ("IoT"). The insights from data generated at the edge are key to driving new business outcomes and experiences.
The HPE Aruba Product portfolio includes wired and wireless local area network hardware products such as Wi-Fi access points, switches, routers and sensors. The HPE Aruba software and services portfolio includes cloud-based management, network management, network access control, analytics and assurance, location services software, and professional and support services, as well as as-a-service and consumption models through HPE GreenLake for the Intelligent Edge portfolio of products.
We also offer Aruba ESP (Edge Services Platform), which takes a cloud-native approach to helping customers meet their connectivity, security, and financial requirements across campus, branch, data center, and remote worker environments, covering all aspects of wired, wireless LAN, and wide area networking ("WAN").
 Financial Services
Financial Services ("FS") provides flexible investment solutions, such as leasing, financing, IT consumption, and utility programs and asset management services, for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software and services from Hewlett Packard Enterprise and others. FS also supports financial solutions for on-premise flexible consumption models, such as HPE GreenLake. In order to provide flexible services and capabilities that support the entire IT life cycle, FS partners with customers globally to help build investment strategies that enhance their business agility and support their business transformation. FS offers a wide selection of investment solution capabilities for large enterprise customers and channel partners, along with an array of financial options to SMBs and educational and governmental entities.
Corporate Investments and Other
Corporate Investments and Other includes the Advisory and Professional Services ("A & PS") business which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities; the Communications and Media Solutions ("CMS") business which primarily offers software and related services to the telecommunications industry; the Software business which offers HPE Ezmeral Container Platform and HPE Ezmeral Data Fabric; and Hewlett Packard Labs which is responsible for research and development.
Our Strengths
We believe that we possess a number of competitive advantages that distinguish us from our competitors, including:
•Edge-to-cloud strategy and solutions uniquely solve customer challenges. As data grows and evolves and enterprises become increasingly distributed, HPE’s edge-to-cloud strategy is uniquely designed to enable customers to securely access, control and maximize the value of all their workloads and data assets to accelerate business outcomes. The HPE GreenLake platform is an open, secure, fully integrated platform that brings a unified experience across the edge, data center, colocation and cloud. It is automated and easy to consume with capacity available to scale up and down on demand. It offers true pay per use consumption so customers only pay for what they use, and they can have the entire hybrid cloud experience managed for them through our HPE GreenLake managed services offering.

Table of Content

•Comprehensive portfolio. We have a distinctive and industry leading portfolio of edge-to-cloud solutions and unique capabilities to help accelerate our customers' digital transformations. We combine our software-defined infrastructure and services capabilities to provide what we believe is the strongest portfolio of enterprise solutions in the IT industry. Our ability to deliver a comprehensive IT strategy and connect our customers' data from edge to cloud, through our high-quality products and high-value consulting and support services in a single package, is one of our principal differentiators.
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
•Multi-year innovation roadmap and strong balance sheet. We have been in the technology and innovation business for over 80 years. Our vast intellectual property portfolio and global research and development capabilities are part of a broader innovation roadmap designed to help organizations take advantage of the expanding amount of data available and leverage the latest technology developments like cloud, artificial intelligence, and cybersecurity to drive business outcomes now and in the future. We also have a strong balance sheet and liquidity profile that provides the financial flexibility and speed to take advantage of acquisition opportunities.
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
•Custom financial solutions. Through Financial Services we can help customers create investment capacity to accelerate their transformations by helping them free up capital, capture value from older assets, achieve sustainability goals, invest in new technologies as-a-service, and weather financial volatility. Financial Services is also an enabler of our consumption-based IT models by helping spread our upfront solution costs over the duration of the customer contract. Through Financial Services' Global Asset Recovery Centers, we are helping customers achieve their own sustainability goals by recovering over 3 million IT assets in fiscal 2020 and refurbishing close to 90% for reuse.
•Experienced leadership team. Our management team has an extensive track record of performance and execution. We are led by our President and Chief Executive Officer, Antonio Neri, who has proven experience in developing transformative business models, building global brands and driving sustained growth and expansion in the technology industry. Mr. Neri's experience includes over 20 years combined at HPE and HP Co. in various leadership positions. Our senior management team has many years of experience in our industry and possesses extensive knowledge of and experience in the enterprise IT business and the markets in which we compete.
•Open platforms. The world is shifting from centralized and closed approaches in large data centers to a future of centers of data everywhere which are highly decentralized and distributed. This shift demands a common cloud platform that can put the agility and intelligence close to the customers data sources to create real-time insights, everywhere. Many of our competitors want to lock customers into a cloud stack. Conversely, we believe that the cloud experience should be open and seamless across all our customers' clouds — and the best cloud transformation partner is one who is unbiased and offers choice. We are unique in our ability to enable any hybrid cloud strategy and a consistent experience that is open to any cloud and differentiated with our partner integrations.
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

Table of Content

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
The mix of our business conducted by direct sales or channel differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing and distribution efforts accordingly. We are focused on driving the depth and breadth of our coverage, in addition to identifying efficiencies and productivity gains, in both our direct and indirect businesses. This has resulted in a combined go-to-market model, in which we have a direct sales presence in a number of countries, while we sell and deliver our products, solutions and services through a channel-only model in the remaining countries. In those countries where we have a direct sales presence, we typically assign an account manager to manage relationships across our business with large enterprise customers as well as with large public sector accounts. The account manager is supported by a team of specialists with product and services expertise. For other customers, our businesses collaborate to manage relationships with commercial resellers targeting smaller accounts, both in the commercial and public sector space.
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
Like other participants in the IT industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. From time to time, we experience significant price volatility or supply constraints for certain components that are not available from multiple sources due to certain events taking place where our suppliers are geographically concentrated. When necessary, we are often able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on our gross margin, but does not generally disrupt production. We also acquire component inventory in anticipation of supply constraints, or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. See "Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage our supplier relationships properly" in Item 1A.
As a result of the pandemic, the industry is being impacted by an increased worldwide demand for electronic components that is anticipated to last at least through the end of this calendar year. This global shortage impacts HPE and the technology market segment as a whole. While we anticipate further industry-wide tightening we took proactive inventory buffering measures in order to position us well during the second half of the fiscal year and going forward. We will take additional inventory actions as appropriate in alignment to the market demand, and will continue to leverage strong partnerships and long-term agreements with our suppliers.
Backlog
Backlog represents the price of orders related to current or prior periods for which work has not been performed or goods have not been delivered as of the reporting period.

Table of Content

The higher levels of backlog we experienced in the prior-year period due to the pandemic were largely delivered by the end of fiscal 2020. At the same time, the global pandemic resulted in an unprecedented demand for electronic devices, which, coupled with related industry-wide supply constraints, has led to a challenging supply chain environment. Additionally, the pandemic continues to play a role with ongoing delays to the global logistics environment. As a result, in the second half of fiscal 2021, we experienced a shortage of electric components and logistics timing issues which resulted in significantly higher levels of order backlog and commodity costs across our hardware segments, and particularly in Compute, Storage and Intelligent Edge. Currently, we expect these challenging supply chain conditions to persist in the near term.
During the pandemic, we have also viewed backlog as an indication of demand health as governments around the world continue to impose restrictions on non-essential work activities and travel. As and when the pandemic subsides, our focus on backlog may again become less relevant as a reliable indicator of future demand.
For a further discussion of the risks, uncertainties and actions taken in response to the pandemic, see risks identified in the section entitled "Risk Factors" in Item 1A.
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
A summary of our domestic and international results is set forth in Note 2, "Segment Information", to our Consolidated Financial Statements in Item 8 of Part II. Approximately 68% of our overall net revenue in fiscal 2021 came from sales outside the United States.
For a discussion of certain risks attendant to our international operations, see "Risk Factors—Due to the international nature of our business, political or economic changes and the laws and regulatory regimes applying to international transactions or other factors could harm our future revenue, costs and expenses, and financial condition," and "—We are exposed to fluctuations in foreign currency exchange rates" in Item 1A, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A of Part II and Note 13, "Financial Instruments", to our Consolidated Financial Statements in Item 8 of Part II, which are incorporated herein by reference.
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
Expenditures for R&D were $2.0 billion in fiscal 2021, $1.9 billion in fiscal 2020 and $1.8 billion in fiscal 2019. We anticipate that we will continue to have significant R&D expenditures in the future to support the design and development of innovative, high-quality products, services and solutions to maintain and enhance our competitive position.
Included in the R&D work currently taking place at the Company are the following initiatives:
In Compute, we are developing high quality next-generation compute solutions (servers, server attached options, and software) that integrate the latest industry technology, which coupled with other innovations from HPE are aligned to the requirements of our customers. In the area of software-as-a-service we are developing a cloud-native, cloud-based server management solution to complement our existing portfolio.
In HPC & AI, we deliver high-performance compute, storage, artificial intelligence and networking systems and solutions for the most demanding workloads. Our R&D investments are focused on developing new technologies in high-performance fabric, artificial intelligence platforms, scalable memory systems, and high-performance storage and data solutions that underpin our differentiated offerings. We also invest in software to enable our solutions. These investments include high-performance computing and artificial intelligence developer tools, cloud-native and scalable cluster management software, and transaction processing software. HPC & AI also hosts an applied research group, Labs, where we invest in long term, disruptive R&D including photonics, advanced systems architectures, and artificial intelligence software that comprise a pipeline of technologies to consider for future commercialization. All of our products are being developed with the potential to be delivered in a consumption model including integrated into our HPE GreenLake platform.

Table of Content

In the Storage data management domain, we are investing in new technologies to address the demand in current and emerging markets. Our comprehensive on-premise scalable infrastructure is transforming to utilize HPE’s leadership in Compute, Networking, and Storage to provide end-to-end cloud-native infrastructure. This infrastructure serves as a foundation for our as-a-service offering, includes the industry-first 100% guarantee, and delivers cloud-native infrastructure tightly integrated and managed by our AI engines. Creatively augmented by an all-inclusive as-a-service HPE GreenLake offering, HPE continues to power the edge-to-core-to-cloud data pipeline with embedded AI that delivers deep learning analytics across the full data lifecycle.
In Intelligent Edge, we are investing in our cloud native Edge Services Platform ("ESP"), which enables simplified operation of wired and wireless networks, together with software defined wide area network ("SD-WAN") connectivity. The ESP platform complements a broad range of network devices in our unified network infrastructure layer with security capabilities that enable us to identify and authenticate users and IoT endpoints, to enforce policy, and finely segment traffic based on context to contain security threats. We are also investing in automation, machine learning and artificial intelligence based network operations to optimize user experience and improve operator efficiency. Many of these capabilities are enabled with the Aruba Central cloud service, and we are investing to integrate Aruba Central as part of the broader HPE GreenLake as-a-service offering.
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
Patents
Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. As of October 31, 2021, our worldwide patent portfolio included approximately 13,000 issued and pending patents.
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
Seasonality
From time to time, the markets in which we sell our products, services and solutions experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, European sales are often weaker in the summer months. However, the pandemic resulted in a temporary disruption to the seasonal fluctuation of our business. See "Risk Factors—Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable" in Item 1A.
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

Table of Content

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
The competitive environments in which our segments operate are described below:
The Compute and Storage businesses operate in the highly competitive enterprise data center infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors are technology vendors, such as Dell Technologies Inc., Cisco Systems, Inc., Lenovo Group Ltd., International Business Machines Corporation ("IBM"), and NetApp Inc. In certain regions, we also experience competition from local companies and from generically branded or "white-box" manufacturers. Our strategy is to deliver superior products, high-value technology support services and differentiated integrated solutions that combine our infrastructure, software and services capabilities. Our competitive advantages include our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
HPC & AI predominantly operates in the market for data-intensive super-computing, analytics, and artificial intelligence. Our primary competitors are compute technology vendors that can design and build solutions that deliver performance scalability and connectivity necessary to handle super-compute and AI workloads, including Dell Technologies Inc., Lenovo Group Ltd., and IBM. Similar to the compute space, our strategy is to deliver superior products, high-value technology support services and differentiated integrated solutions that combine our infrastructure, software and services capabilities. Our competitive advantages include our deep expertise and capabilities designing and delivering these solutions, broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
Intelligent Edge operates in the highly competitive networking and connectivity infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors are technology vendors, such as Cisco Systems, Inc., Extreme Networks, Inc., Juniper Networks, Inc., and Arista Networks Inc. Our strategy is to deliver superior enterprise wired and wireless local-area networking components and software, high-value technology support services and differentiated integrated solutions that combine our infrastructure, software and services capabilities. Our competitive advantage includes our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
Financial Services. In our financing business, our primary competitors are captive financing companies, such as IBM Global Financing, Dell Financial Services, and Cisco Capital, as well as banks and other financial institutions. Our primary IT Asset Disposition ("ITAD") competitors are ERI, Ingram Micro, Sage Sustainable Electronics, and Sims Recycling Solutions. We believe our competitive advantage over banks, other financial institutions, and ITAD providers is our ability to bring together our investment solutions with our expertise in managing technology assets. Not only are we able to deliver investment solutions that help customers create unique technology deployments based on specific business needs, but we also help them extract value from existing IT investments while more efficiently managing the retirement of those assets. All of these solutions can help customers accelerate digital transformation, create new budget streams, and meet Circular Economy objectives.
For a discussion of certain risks attendant to these competitive environments, see "Risk Factors—We operate in an intensely competitive industry, and competitive pressures could harm our business and financial performance" in Item 1A.
Climate Change
Living Progress - Living Progress is our business strategy for creating sustainable IT solutions that meet the technology demands of the future, while advancing the way people live and work. This strategy underpins our commitment to the environmental, social, and governance ("ESG") factors most important to stakeholders. Our edge-to-cloud strategy helps our customers transform and digitize their business while reducing our environmental footprint. A legacy of ESG leadership increases our competitiveness and differentiates us in the marketplace by helping our customers achieve their business objectives and sustainability goals. The HPE Board of Directors provides oversight of our ESG strategy, practices, and policies to ensure integration with our core business strategy.
Sustainable Value Creation - Sustainability performance has become a core business discipline within HPE. Our Living Progress program is an increasingly powerful component of our relationships with customers, and our sustainability credentials provide us with a competitive advantage, support talent acquisition and retention, and ensure ongoing access to global markets.

Table of Content

We remain committed to becoming a net zero enterprise by no later than 2050, with near-term targets set across our value chain to measure our progress.
In 2021, most of our greenhouse gas emissions ("GHG") resulted from the manufacture and use of our products. We recognize the opportunity to innovate technologies for a carbon-constrained world and are committed to delivering products and services that empower our customers to operate sustainably and efficiently while also gaining maximum productivity from their IT investments and reducing costs. For instance, as-a-service delivery models can drive the reduction of our climate impact and that of our customers, by eliminating IT inefficiencies and enabling sustainable digital transformations. HPE GreenLake, the Company's as-a-service offering, allows customers to consume IT resources and spend capital expenditures as needed, thereby reducing the energy and resource consumption of IT infrastructure through improved utilization and provisioning.
To ensure market access across the globe many of our products are certified by eco-labels such as Electronic Product Environment Assessment Tool, TCO Certified, Energy STAR, China SEPA and the China Energy Conservation Program, thus helping our customers make responsible purchasing choices.
Material Government Regulations
Our business activities are subject to various federal, state, local, and foreign laws and our products and services are governed by a number of rules and regulations. Costs and accruals incurred to comply with these governmental regulations are presently not material to our capital expenditures, results of operations and competitive position. Although there is no assurance that existing or future government laws applicable to our operations, services or products will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate material expenditures for government regulations. Nonetheless, as discussed below, we believe that global trade and certain ESG regulations could potentially materially impact our business.
Environment
Our products and operations are, or may in the future be, subject to various federal, state, local, and foreign laws and regulations concerning the environment, including, among others, laws addressing the discharge of pollutants into the air and water; the management, movement, and disposal of hazardous substances and wastes and the clean-up of contaminated sites; product safety, such as chemical composition, packaging and labeling; energy consumption of our products and services; and the manufacture and distribution of chemical substances. We are also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including servers and networking equipment, financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). Finally, as climate change and other ESG-related laws, regulations, treaties, and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. However, we believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that our technology can be used to address climate change and other ESG-related issues, and to facilitate compliance with related laws, regulations and treaties. We are committed to maintaining compliance with all environmental and ESG-related laws applicable to our operations, products and services, and to reducing our environmental impact across all aspects of our business. We meet this commitment with a comprehensive environmental, health and safety policy; a strict environmental management of our operations and worldwide environmental programs and services; an extensive supply chain responsibility program; and an approach to ethical standards and strong governance that are the foundations of our business.
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
For a discussion of the risks associated with government regulations that may materially impact us, see "Regulatory Risks" within "Risk Factors" in Item 1A.

Table of Content

Additional Information
Itanium is a trademark of Intel Corporation or its subsidiaries.
Information about our Executive Officers
The following are our current executive officers:

Name	Age	Position
Antonio Neri	54	President and Chief Executive Officer
Thomas E. Black Jr.	52	Senior Vice President, General Manager of Storage
Kirt P. Karros	52	Senior Vice President, Finance and Treasurer
Neil B. MacDonald	53	Senior Vice President, General Manager of Compute
Alan May	63	Executive Vice President and Chief People Officer
Philip J. Mottram	53	President, Intelligent Edge
Jeff T. Ricci	60	Senior Vice President, Controller and Principal Accounting Officer
Tarek Robbiati	56	Executive Vice President and Chief Financial Officer
Irving H. Rothman	75	President and Chief Executive Officer, HPE Financial Services
John F. Schultz	57	Executive Vice President, Chief Operating and Legal Officer
Justin Hotard	47	Senior Vice President, General Manager of High Performance Computing and Artificial Intelligence

Antonio Neri; President and Chief Executive Officer
Mr. Neri has served as our President and Chief Executive Officer since June 2017 and February 2018, respectively. Mr. Neri previously served as Executive Vice President and General Manager of our Enterprise Group from November 2015 to June 2017. Prior to that, Mr. Neri served in a similar role for HP Co.'s Enterprise Group from October 2014 to November 2015. Mr. Neri served as Senior Vice President and General Manager of the HP Servers business unit from September 2013 to October 2014 and concurrently as Senior Vice President and General Manager of the HP Networking business unit from May 2014 to October 2014. Prior to that, Mr. Neri served as Senior Vice President and General Manager of the HP Technology Services business unit from August 2011 to September 2013 and as Vice President, Customer Services for the HP Personal Systems Group from 2007 to August 2011, having first joined HP Co. in 1996. Since December 2017, Mr. Neri has served as a director of Anthem, Inc., a health insurance provider in the U.S. From March 2012 to February 2013, Mr. Neri served as a director of MphasiS Limited, an India-based technology company.
Thomas E. Black Jr.; Senior Vice President, General Manager of Storage
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
Neil B. MacDonald; Senior Vice President, General Manager of Compute
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

Table of Content

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
Philip J. Mottram; President, Intelligent Edge
Mr. Mottram has served as the President of our Intelligent Edge business since June 2021. Prior to that, Mr. Mottram served as Senior Vice President and General Manager of the Communications Technology Group from April 2019 to June 2021. Before joining Hewlett Packard Enterprise, he served as the Chief Revenue Officer of Zayo Group, a communications infrastructure provider, from November 2017 to February 2019. Prior to that, Mr. Mottram served as Director of the Enterprise Business Unit of Vodafone from May 2014 to November 2017, the Chief Executive Officer of Hong Kong CSL from September 2012 to May 2014, and Executive Director of Global Sales at Telstra International from September 2010 to September 2012, as well as a variety of different operational roles at other telecommunications companies.
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
Irving H. Rothman; President and Chief Executive Officer, HPE Financial Services
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
Justin Hotard; Senior Vice President, General Manager of HPC & AI
Mr. Hotard has served as our Senior Vice President and General Manager of HPC & AI global business group since March 2021. Previously, he served as Senior Vice President, Corporate Transformation from September 2020 to March 2021, where he led our transformation efforts to accelerate our pivot to as-a-service offerings. Prior to that, Mr. Hotard served as President and Managing Director of HPE Japan from October 2019 to September 2020, as Senior Vice President and General

Table of Content

Manager of the Compute Global Business Unit from January 2017 to October 2019 and as Vice President of Strategy, Planning and Operations in the Data Center Infrastructure Group from August 2015 to January 2017. Before joining Hewlett Packard Enterprise, Mr. Hotard was President of NCR Small Business from July 2013 to November 2014 and Vice President of Corporate Development of NCR Corporation from July 2012 to August 2013. Prior to that, Mr. Hotard served in various corporate development and operational roles at Symbol Technologies and Motorola, Inc.
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

Table of Content

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
Business and Operational Risks
We are unable to predict the extent to which the ongoing global COVID-19 pandemic may adversely impact our business operations, financial performance and results of operations.
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
In response to the COVID-19 pandemic and to ensure the safety of our employees, we have implemented a global work-from-home policy until further notice that applies to a significant majority of our employees, with the exception of those performing essential activities. Most recently, we have announced a vaccination requirement for covered U.S. employees as required by Executive Order 14042 for federal contractors. We recognize that there are existing legal challenges to Executive Order 14042, and we will ensure that the timing and scope of the implementation of our vaccination requirement is consistent with the legal status of Executive Order 14042. Our employees may elect to return to the office in jurisdictions where both local requirements and our own health and safety standards have been met. As such instances occur, employees have returned to the office in a phased process and remain subject to safety regimens anchored around vaccination or testing requirements, as we determine is appropriate based on local conditions. Moreover, certain industry and customer events that we sponsor or at which we present have been canceled, postponed or moved to virtual-only experiences, and we may deem it advisable to similarly alter, postpone or cancel entirely additional events in the future. We are also seeing an increase in customer requirements for HPE employees to be vaccinated and/or tested for COVID-19 before being able to enter customer sites, which could potentially present an operational challenge. Also, work-from-home and other modified business practices introduce additional operational risks, including cybersecurity risks, which may result in inefficiencies or delays, and have affected the way we conduct our product development, sales, customer support and other activities. Unanticipated disruptions in services provided through our localized physical infrastructure caused by the COVID-19 pandemic can curtail the functioning of critical components of our IT systems, and adversely affect our ability to fulfill orders, provide services, respond to customer requests and maintain our worldwide business operations. Our implementation of employee vaccination requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.
The pandemic has adversely affected, and could continue to adversely affect, our business, by negatively impacting the demand for our products and services; restricting our operations and sales, marketing and distribution efforts; disrupting the supply chains of hardware products; and disrupting our research and development capabilities, engineering, design and manufacturing processes and other important business activities. There have been, and will continue to be, delays of hardware product shipments from our vendors and out of our manufacturing operations worldwide as a result of capacity issues. We also expect product shipment delays as a result of shortages and capacity issues that continue to impact logistics operations.
We expect the COVID-19 pandemic could continue to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. While such changes were factored into the forecast used to assess assets for reserves and impairment, including goodwill, any changes to the profitability for the next fiscal year could impact the realizability of assets. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price, our ability to access capital markets and our ability to fund liquidity needs.
To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition, and stock price, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Form 10-K.

Table of Content

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our worldwide operations and supply chain could be disrupted by natural or human-induced disasters including, but not limited to, earthquakes; tsunamis; floods; hurricanes, cyclones or typhoons; fires; other extreme weather conditions; power or water shortages; telecommunications failures; materials scarcity and price volatility; terrorist acts, civil unrest, conflicts or wars; and medical epidemics or pandemics. We are predominantly self-insured to mitigate the impact of most catastrophic events. Although it is impossible to completely predict the occurrences or consequences of any such events, forecasting disruptive events and building additional resiliency into our operations accordingly will become an increasing business imperative. The occurrence of business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, decrease in demand for our products, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain, result in the need to impose employee travel restrictions and require substantial expenditures and recovery time in order to fully resume operations.
Climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our worldwide business operations. Our corporate headquarters is located in Houston, Texas, which suffers from floods, hurricanes, and other extreme weather, and a portion of our research and development activities are located in California, which suffers from drought conditions and catastrophic wildfires, each affecting the health and safety of our employees. In California, to mitigate wildfire risk, electric utilities are deploying public safety power shutoffs, which affects electricity reliability to our facilities and our communities. In 2017, our principal worldwide IT data centers in Houston were flooded due to Hurricane Harvey. Since then, HPE has increased its resiliency through site selection and infrastructure technological investments to mitigate and adapt to physical risks from climate change.
The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the United States, Czech Republic, Mexico, China, Malaysia, Taiwan, and Singapore. We also rely on major logistics hubs, which are strategically located near manufacturing facilities in the major regions and in proximity to HPE's distribution channels and customers. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, IT system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. Other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near vulnerable locations is continuing to be assessed.
Our transition to a subscription/consumption-based business model may adversely affect our business, operating results and free cash flow.
We are currently transitioning to an as-a-service company, providing our entire portfolio through a range of subscription/consumption-based, pay-per-use and as-a-service offerings. We will also continue to provide our hardware and software in a capital expenditure and license-based model, ultimately giving our customers choices in consuming HPE products and services in a traditional or as-a-service offering. Such business model changes entail significant risks and uncertainties, and we may be unable to complete the transition to a subscription/consumption-based business model or manage the transition successfully and in a timely manner, and our ability to accurately forecast our future operating results may be adversely affected. Additionally, we may not realize all of the anticipated benefits of the subscription/consumption transition, even if we successfully complete the transition. The transition to a subscription/consumption-based business model also means that our historical results, especially those achieved before we began the transition, may not be indicative of our future results. Further, as customer demand for our consumption model offerings increases, we will experience differences in the timing of revenue recognition between our traditional offerings (for which revenue is generally recognized at the time of delivery) and our as-a-service offerings (for which revenue is generally recognized ratably over the term of the arrangement).
In addition, the transition to an as-a-service company is expected to require incremental capital requirements, resulting in a negative impact to cash flows in the near term, and may require us to dedicate additional resources, including sales and marketing costs. Furthermore, we anticipate needing to redesign our go-to-market structure, to better align with the subscription/consumption-based business model. We must adapt our sales processes for new sales and marketing approaches, including those required by our shift to subscription/consumption services and other changes resulting from the pandemic. Changing our go-to-market structure may affect employee compensation models and ultimately our ability to retain employees. There is no assurance that we will be able to successfully implement these adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments. Further, our subscription/consumption offerings could subject us to increased risk of liability related to the provision of services as well as operational, technical, legal or other costs.

Table of Content

We depend on third-party suppliers, and our financial results could suffer if we fail to manage our supplier relationships properly.
Our operations depend on our ability to anticipate our needs for components, products and services, as well as our suppliers' abilities to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of solutions that we offer, the large and diverse distribution of our suppliers and contract manufacturers, and the long lead times required to manufacture, assemble and deliver certain solutions, problems could arise in production, planning and inventory management that could seriously harm our business. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Furthermore, certain of our suppliers may decide to discontinue conducting business with us. Other supplier problems that we could face include component shortages, excess supply, and contractual, relational and labor risks, each of which is described below.
•Component shortages. We have been and currently are experiencing delays and shortages of certain components as a result of strong demand and capacity constraints due to economic changes resulting from the COVID-19 pandemic, disruptions in the operations of component suppliers, and other problems experienced by suppliers or problems faced during the transition to new suppliers. A surge in demand for silicon has arisen across numerous markets affecting availability of key components of our products and our supplier's products, which may adversely affect customer deliveries and our anticipated revenues. As shortages or delays persist, the price of certain components has increased and may continue to increase, we may be exposed to quality issues, or, at some point, the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, our business and financial performance could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some product or service offerings, which could result in further costs and delays.
•Excess supply. In order to secure components for our products or services, at times we may make advance payments to suppliers or enter into long term agreements or non-cancelable commitments with vendors. In addition, we may purchase components strategically in advance of demand to take advantage of favorable pricing or to address concerns about the availability of future components. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components, which could adversely affect our business and financial performance.
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

Table of Content

We may not achieve some or all of the expected benefits of our restructuring plans and our periodic restructuring programs can be disruptive to our business.
We have announced restructuring plans, including the HPE Next initiative (whereby we are simplifying our operating model and streamlining our offerings, business processes and business systems) and the cost optimization and prioritization plan, in order to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies that we expect to reduce costs, as well as simplify our organizational structure, upgrade our IT infrastructure and redesign business processes. We may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, the HPE Next initiative and the cost optimization and prioritization plan, see Note 3, "Transformation Programs", to the Consolidated Financial Statements.
Any failure by us to identify, manage and complete acquisitions and subsequent integrations, divestitures and other significant transactions successfully could harm our financial results, business and prospects.
As part of our strategy, we may acquire businesses, divest businesses or assets, enter into strategic alliances and joint ventures, and make investments to further our business (collectively, "business combination and investment transactions"), and also handle any post-closing issues, such as integration. For example, in September 2020, we acquired Silver Peak Systems, Inc., an SD-WAN industry leader and in September 2019, we acquired Cray Inc., a global supercomputer leader. In April 2017 and September 2017, we spun off our Enterprise Services and Software businesses, respectively. See also the risk factors below under the heading "Risks Related to Prior Separations."
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
•Our ability to conduct due diligence with respect to business combination and investment transactions, and our ability to evaluate the results of such due diligence, is dependent upon the veracity and completeness of statements and disclosures made or actions taken by third parties or their representatives. We may fail to identify significant issues with the acquired company's product quality, financial disclosures, accounting practices or internal control deficiencies or all of the factors necessary to estimate reasonably accurate costs, timing and other matters.
•In order to complete a business combination and investment transaction, we may issue common stock, potentially creating dilution for our existing stockholders or we may enter into financing arrangements, which could affect our liquidity and financial condition.
•For an acquisition or other combination, the acquisition partner may have differing or inadequate cybersecurity and data protection controls, which could impact our exposure to data security incidents and potentially increase anticipated costs or time to integrate the business.
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
•The impact of divestitures on our revenue growth may be larger than projected, as we may experience greater dis-synergies than expected. If we do not satisfy pre-closing conditions and necessary regulatory and governmental approvals on acceptable terms, it may prevent us from completing the transaction. Dispositions may also involve

Table of Content

continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could affect our future financial results.
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
Management's attention or other resources may be diverted during business combination and investment transactions and further impacted if we fail to successfully complete or integrate business combination and investment transactions that further our strategic objectives.
System security risks, data protection incidents, cyberattacks and systems integration issues could disrupt our internal operations or IT services provided to customers, and any such disruption could reduce our revenue, increase our expenses, damage our reputation and adversely affect our stock price.
As a leading technology firm we are exposed to attacks from criminals, nation state actors and activist hackers (collectively, "malicious parties") who have been able to circumvent or bypass our cyber security measures. Although some of these attacks have caused disruptions or exposure of information, so far, these attacks have not resulted in material losses to HPE, nor have any of HPE's consumers, customers, or employees informed HPE that these attacks resulted in material harm to them. It is possible that future attacks may result in material misappropriation, system disruptions or shutdowns, malicious alteration, or destruction of our confidential or personal information or that of third parties. Malicious parties also may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. Malicious parties may compromise our manufacturing supply chain to embed malicious software or hardware in our products for use in compromising our customers. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including flaws that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, including bugs, viruses, worms, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.
We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, our business may process, store and transmit customer data, including commercially sensitive and personal data, subject to the European General Data Protection Regulation and other privacy laws. With our business increasingly providing cloud service offerings, malicious parties could target such services, potentially resulting in an increased risk of compromise of customer data and regulatory exposure. Incidents involving our cyber or physical security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information, sensitive, confidential, or personal data about us, our clients or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in regulatory fines, litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We also could lose existing or potential customers of services or other IT solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of managing an incident and implementing further data protection measures could be significant.
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
Our long-term strategy is focused on leveraging our portfolio of hardware, software and services as we deliver global edge-to-cloud platform as-a-service to help customers accelerate outcomes by unlocking value from all of their data, everywhere. HPE delivers unique, open and intelligent technology solutions, including those utilizing machine learning and artificial intelligence capabilities, with a consistent experience across all clouds and edge computing platforms. To successfully execute this strategy, we must address business model shifts and optimize go-to-market execution by improving cost structure,

Table of Content

aligning sales coverage with strategic goals, improving channel execution and strengthening our capabilities in our areas of strategic focus, while continuing to pursue new product innovation that builds on our strategic capabilities in areas such as cloud and data center computing, software-defined networking, converged storage, high-performance compute, and wireless networking. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas, could adversely affect our business, results of operations and financial condition.
The process of developing an edge-to-cloud platform as-a-service solution and enhancing existing hardware and software products, services, and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share, results of operations and financial condition. For example, as the transition to an environment characterized by cloud-based computing and software being delivered as-a-service progresses, we must continue to successfully develop and deploy cloud-based solutions for our customers. We must make long-term investments, develop or obtain and protect appropriate intellectual property, and commit significant research and development and other resources before knowing whether our predictions will accurately reflect customer demand for our products, services and solutions. Should such efforts fail to produce actionable insights or our products not perform as promised, our business results may be adversely affected. Any failure to accurately predict technological and business trends, control research and development costs or execute our innovation strategy could harm our business and financial performance. Our research and development initiatives may not be successful in whole or in part, including research and development projects which we have prioritized with respect to funding and/or personnel.
After we develop an edge-to-cloud platform product, we must be able to scale quickly while also managing costs and preserving margins. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so within a given product's life cycle or at all. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position.
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
We use a variety of distribution methods to sell our products and services around the world, including both direct and indirect (distributors and resellers) sales to enterprise accounts and consumers. Successfully managing the interaction of our direct and indirect channel efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore our profitability.
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

Table of Content

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
In order to be successful, we must attract, retain, train, motivate, develop and transition qualified executives and other key employees, including those in managerial, technical, development, sales, marketing and IT support positions. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. Certain equity-based incentive awards for certain executives contain conditions relating to our stock price performance and our long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the stockholder approval needed to continue granting equity-based incentive awards in the amounts we believe are necessary, our ability to attract, retain, and motivate executives and key employees could be weakened.
Our failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.
Industry Risks
We operate in an intensely competitive industry, and competitive pressures could harm our business and financial performance.
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

Table of Content

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
International Risks
Due to the international nature of our business, political or economic changes and the laws and regulatory regimes applying to international transactions or other factors could harm our future revenue, costs and expenses, and financial condition.
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
Our business and financial performance also could be adversely affected by changes in U.S. trade policy, U.S. export controls and sanctions, and U.S. regulations concerning imports, as well as international laws and regulations relating to global trade. Current U.S. government trade policy includes the imposition of tariffs on certain foreign goods, including information and communication technology products. These measures have materially increased costs for certain goods imported into the United States. This in turn could require us to materially increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. U.S. government trade policy has resulted in, and could result in more, U.S. trading partners adopting responsive trade policy making it more difficult or costly for us to export our products to those countries. Similarly, changes in regulations relating to exports could prevent us from exporting products to certain locations or customers entirely. In addition, changes in requirements relating to making foreign direct investments could increase our cost of doing business in certain jurisdictions, prevent us from shipping products to particular countries or markets, affect our ability to obtain favorable terms for components, increase our operating costs or lead to penalties or restrictions.
Sales outside the United States constituted approximately 68% of our net revenue in fiscal 2021. Our future business and financial performance could suffer due to a variety of international factors, including:
•ongoing instability or changes in a country's or region's economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts, including uncertainties and instability in economic and market conditions caused by the COVID-19 pandemic;

Table of Content

•inflationary pressures, such as those the market is currently experiencing, which may increase costs for materials, supplies, and services;
•network security, privacy and data sovereignty concerns, which could make foreign customers reluctant to purchase products and services from U.S.-based technology companies;
•longer collection cycles and financial instability among customers;
•local labor conditions and regulations, including local labor issues faced by specific suppliers and original equipment manufacturers ("OEMs"), or changes to immigration and labor law policies which may adversely impact our access to technical and professional talent;
•managing our geographically dispersed workforce;
•differing technology standards or customer requirements;
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
We implement policies, procedures and training designed to facilitate compliance with anti-corruption laws around the world, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. But in many foreign countries, particularly in those with developing economies, people may engage in business practices prohibited by anti-corruption laws. Our employees and third parties we work with may take actions in violation of our policies, and those actions could have an adverse effect on our business and reputation.
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

Table of Content

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

Table of Content

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
In connection with the preparation of our Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, as discussed in Note 1, "Overview and Summary of Significant Accounting Policies—Use of Estimates" and Note 17, "Litigation and Contingencies," to our Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.
Regulatory Risks
Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations.
We are subject to various federal, state, local and foreign laws and regulations such as those concerning environmental protection. For example, we face increasing complexity related to product design, the use of regulated, hazardous and scarce materials, the associated energy consumption and efficiency related to the use of products, the transportation and shipping of products, climate change regulations, and the reuse, recycling and/or disposal of products and their components at end-of-use or useful life as we adjust to new and future requirements relating to our transition to a more circular economy. A significant portion of our hardware revenues come from international sales. Any changes to current environmental legal requirements, such

Table of Content

as the EU Restriction of Hazardous Substances Directive, the EU Waste Electrical and Electronic Equipment Directive or China's regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products, among others, may increase our cost of doing business internationally and impact our hardware revenues from the EU, China and/or other countries proposing or adopting similar environmental legal requirements. In addition, other ESG-related laws, regulations, treaties, and similar initiatives and programs are being proposed, adopted and implemented throughout the world (including, but not limited to, the European Commission’s proposal on Sustainable Corporate Governance). If we were to violate or become liable under environmental or certain ESG-related laws or if our products become non-compliant with such laws or market access requirements, our customers may refuse to purchase our products, and we could incur costs or face other sanctions, such as restrictions on our products entering certain jurisdictions, fines, and/or civil or criminal sanctions. Environmental regulations may also impact the availability and cost of energy or emissions related to energy consumption which may increase our cost of manufacturing and/or the cost of powering and cooling owned IT infrastructures.
In addition, our business is subject to an ever-growing number of laws addressing privacy and information security. In particular, we face an increasingly complex regulatory environment as we adjust to new and future requirements relating to the security of our offerings. If we were to violate or become liable under laws or regulations associated with privacy or security, we could incur substantial costs or face other sanctions. Our potential exposure includes regulatory fines and civil or criminal sanctions third-party claims and reputational damage.
Failure to comply with government contracting regulations could adversely affect our business and results of operations.
Our contracts with federal, state, provincial and local governmental customers are subject to various government procurement laws and regulations, required contract provisions, and other requirements relating to contract formation, administration, and performance. Any violation of government contracting laws and regulations or contract terms could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and fines, treble damages, and suspension from future government contracting. Such failures could also cause reputational damage to our business. In addition, we will continue to be subject to qui tam litigation brought by private individuals on behalf of the government relating to our government contracts. If we are suspended or disbarred from government work or if our ability to compete for new government contracts is adversely affected, our financial performance could suffer.
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
The Organisation for Economic Co-operation and Development, an international association of 34 countries including the United States, has proposed changes to numerous long-standing tax principles. These proposals, if finalized and adopted by the associated countries, would impose a global minimum corporate tax rate of 15%, could increase tax complexity and uncertainty, and may adversely affect our provision for income taxes.
The U.S. House of Representatives has passed legislation consistent with the framework President Biden announced previously, which includes a number of changes that would impact the U.S. federal taxation of corporations. Among other items, the legislation includes provisions that would raise the tax rate on foreign income of U.S. corporations, apply the Global Intangible Low-Tax Income regime on a country-by-country basis, impose a new alternative minimum tax on book income, and impose a surcharge on corporate stock buybacks. The U.S. Senate has not voted on or agreed to the legislation, but if this happens and President Biden signs it into law, it could materially impact our tax provision, cash tax liability and effective tax rate.
During fiscal 2019, we executed a Termination and Mutual Release Agreement which terminated our Tax Matters Agreement with HP Inc. Because we now have limited indemnity rights from HP Inc., we potentially bear more economic risk for certain potential unfavorable tax assessments.

Table of Content

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

Table of Content

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
Investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. Our stock price, like that of other technology companies, can be volatile and can be affected by, among other things, speculation, coverage or sentiment in the media or the investment community; the announcement of new, planned or contemplated products, services, technological innovations, acquisitions, divestitures or other significant transactions by us or our competitors; our quarterly financial results and comparisons to estimates by the investment community or financial outlook provided by us; the financial results and business strategies of our competitors; inflation; developments relating to pending investigations, claims and disputes; or the timing and amount of our share repurchases. General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to Hewlett Packard Enterprise's performance also may affect the price of Hewlett Packard Enterprise's stock. Volatility in the price of our securities could result in the filing of securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.

Table of Content

ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
As of October 31, 2021, we owned or leased approximately 15 million square feet of space worldwide. A summary of the Company's operationally utilized space is provided below.

	As of October 31, 2021
	Owned	Leased	Total
	(Square feet in millions)
Administration and support	3	6	9
(Percentage)	33%	67%	100%
Core data centers, manufacturing plants, research and development facilities, and warehouse operations	1	1	2
(Percentage)	50%	50%	100%
Total	4	7	11
(Percentage)	36%	64%	100%
We believe that our existing properties are in good condition and are suitable for the conduct of our business. Substantially all of our properties are utilized in whole or in part by our Compute, HPC & AI, Storage, and Intelligent Edge segments.
In connection with the transformation programs, we continue to anticipate changes in our real estate portfolio over the next two years. These changes may include reductions in overall space.
Principal Executive Offices
Our principal executive offices, including our global headquarters, are located at 11445 Compaq Center West Drive, Houston, Texas, 77070, United States of America.
Product Development, Services and Manufacturing
The locations of our major product development, services, manufacturing, and Hewlett Packard Labs facilities are as follows:

Americas Puerto Rico—Aguadilla United States—Alpharetta, Andover, Chippewa Falls, Colorado Springs, Fort Collins, Houston, Milpitas, Roseville, San Jose, Santa Clara, Sunnyvale	Europe, Middle East, Africa United Kingdom—Erskine
Asia Pacific China—Beijing India—Bangalore Japan—Tokyo Singapore—Singapore Taiwan—Taipei
ITEM 3. Legal Proceedings.
Information with respect to this item may be found in Note 17, "Litigation and Contingencies", to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.

Table of Content

PART II
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The common stock of Hewlett Packard Enterprise is listed on the New York Stock Exchange ("NYSE") with the ticker symbol "HPE".
Holders
According to the records of our transfer agent, there were 51,818 stockholders of record of Hewlett Packard Enterprise common stock as of November 30, 2021.
Dividends
During fiscal 2021, we paid a quarterly dividend of $0.12 per share to our shareholders. On November 30, 2021 we declared a quarterly dividend of $0.12 per share, payable on January 7, 2022, to stockholders of record as of the close of business on December 10, 2021.
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
Issuer Purchases of Equity Securities

Fourth Quarter of Fiscal 2021	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (August 2021)	—	$—	—	$2,110,281
Month 2 (September 2021)	6,638	$13.92	6,638	$2,017,871
Month 3 (October 2021)	8,094	$14.96	8,094	$1,896,829
Total	14,732	$14.49	14,732
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
On April 6, 2020, the Company announced that it suspended purchases under its share repurchase program in response to the global economic uncertainty that resulted from the worldwide spread of the novel coronavirus. On September 2, 2021, the Company announced that it reinstated the share repurchase program.
During the fiscal year ended October 31, 2021, the Company repurchased and settled 14.7 million shares of the Company's common stock. The Company had unsettled open market repurchases of 0.8 million shares as of October 31, 2021. Shares repurchased during fiscal 2021 were recorded as a $225 million reduction to stockholders' equity. As of October 31, 2021, the Company had a remaining authorization of $1.9 billion for future share repurchases.
Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return, the S&P 500 Index and the S&P Information Technology Index. This graph covers the period from October 31, 2016 through October 31, 2021. This graph assumes the investment of $100 in the stock or the index on October 31, 2016 (and the reinvestment of dividends thereafter). On April 1, 2017, we

Table of Content

completed the separation and merger of our Enterprise Services business with DXC. HPE stockholders received 0.085904 shares of common stock in the new company for every one share of HPE common stock held at the close of business on the record date. On September 1, 2017, we completed the separation and merger of our Software business segment with Micro Focus. HPE stockholders received 0.13732611 American Depository Shares ("Micro Focus ADSs") in the new company, each of which represents one ordinary share of Micro Focus, for every one share of HPE common stock held at the close of business on the record date. The effect of the Everett and Seattle Transactions are reflected in the cumulative total return as reinvested dividends. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

$400
$300
$200
$100
$0
10/31/16
10/31/17
10/31/18
10/31/19
10/31/20
10/31/21
Hewlett-Packard Enterprise
S&P 500 Index
S&P Information Technology Index

	10/2016	10/2017	10/2018	10/2019	10/2020	10/2021
Hewlett Packard Enterprise	$100.00	$108.15	$121.25	$134.47	$73.79	$129.44
S&P 500 Index	$100.00	$123.62	$132.69	$151.69	$166.40	$237.77
S&P Information Technology Index	$100.00	$138.96	$156.05	$191.30	$257.25	$377.96
ITEM 6. [Reserved]

Table of Content

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section, we use the terms "Hewlett Packard Enterprise", "HPE", "the Company", "we", "us", and "our" to refer to Hewlett Packard Enterprise Company. References in the MD&A section to "former Parent" refer to HP Inc.
This section of this Form 10-K generally discusses fiscal 2021 and fiscal 2020 items and year-to-year comparisons between fiscal 2021 and fiscal 2020. Discussions of fiscal 2019 items and year-to-year comparisons between fiscal 2020 and fiscal 2019 that are not included in this Form 10-K can be found in "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020, as filed with the SEC on December 10, 2020, which is available on the SEC's website at www.sec.gov.
We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Financial Statements. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear in Part II, Item 8 of this document.
This MD&A is organized as follows:
•Trends and Uncertainties. A discussion of material events and uncertainties known to management such as COVID-19, our response to the challenges and trends, and our pivot to as-a-service strategy.
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
•Contractual Cash and Other Obligations. An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions and off-balance sheet arrangements.
•GAAP to Non-GAAP Reconciliation. Each non-GAAP measure has been reconciled to the most directly comparable GAAP measure therein. This section also includes a discussion on the usefulness of non-GAAP financial measures, and material limitations associated with the use of non-GAAP financial measures.
TRENDS AND UNCERTAINTIES
COVID-19
While great progress has been made in the fight against COVID-19, it remains a global challenge and continues to have an impact on our operations. For a further discussion of the pandemic and the risks, uncertainties and actions taken in response to it, see the discussion in the section titled "COVID-19 Pandemic Update", "Manufacturing and Materials" and "Backlog" in Part I, Item 1, and risks identified in the section entitled " Risk Factors" in Part I, Item 1A.
The Company also believes that the pandemic has forced fundamental changes in businesses and communities that are aligned with the Company's edge-to-cloud platform delivered as-a-service strategy. Navigating through the pandemic and planning for a post-COVID world have increased customers' needs for as-a-service offerings, secure connectivity, remote work capabilities and analytics to unlock insights from data. Our solutions are aligned to these needs, and we see opportunity to help our customers drive digital transformations as they continue to adapt to operate in a new world.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Other Trends and Uncertainties
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
Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions, our business-specific competitors are exerting increased competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors.
A third set of challenges relates to business model changes and our go-to-market execution. We intend to provide our customers with a choice between traditional consumption models or subscription-based, pay-per-use and as-a-service offerings across our entire portfolio of HPE products and services.
Additionally, the global pandemic has accelerated several trends relevant to the Company. First, the exponential increase of data at the edge driven by the proliferation of devices. Second is the need for a cloud experience everywhere to manage the growth of data at the edge. Third, data growth is creating new opportunities with the need to quickly extract value from the captured data. Enterprises have embraced multi-cloud strategies, as they recognize the need for different cloud environments for different types of data and workloads. Increasingly, customers want to digitally transform, while preserving capital and eliminating operating expense, by paying only for the IT they use.
In response to the aforementioned challenges and trends, we are accelerating growth in our areas of strategic focus, which include the Intelligent Edge and High Performance Computing and Artificial Intelligence ("HPC & AI") businesses while at the same time, we are strengthening our core Compute and Storage businesses, doubling down in key areas of growth, and accelerating our as-a-service pivot to become the edge-to-cloud platform-as-a-service choice for our customers and partners.
At the same time our transformation programs have improved our cost structure, channel execution and alignment of our sales coverage with our strategic goals. We continue to pursue new product innovations that build on our existing capabilities in areas such as cloud and data center computing, software-defined networking, converged storage, high-performance compute, and wireless networking, which will keep us aligned with market demand, industry trends and the needs of our customers and partners. In addition, we continue to improve our operations, with a particular focus on enhancing our end-to-end processes and efficiencies.
Examples of accelerating and strengthening growth in our segments include the following:
•Intelligent Edge - we are seeing continued traction from our investment at the edge including rich software capabilities in security and edge services from HPE Aruba. The Aruba Edge Services Platform ("ESP") with Aruba’s built-in identity-based network security is unique in the market and provides the ideal foundation for building a zero trust and secure access service edge. Our comprehensive portfolio and Artificial Intelligence-powered cloud-driven platforms, such as Aruba ESP and Aruba Central, will continue to accelerate WAN and security deployments, advance cloud and IoT adoption and fast-track digital transformation. We are on track to grow high-margin recurring revenue with technology that accelerates our ability to capture the high-growth WAN market opportunity. Additionally, we introduced a new class of cloud-native and fully automated data center switching products specifically designed for edge cloud data centers which represents a significant market opportunity for HPE.
•HPC & AI - enterprises are running analytics on increasingly large data sets and are adopting new techniques, such as AI, deep learning, and machine learning. They now will have access to HPC technologies, including exascale supercomputing systems, that were historically prohibitive due to their cost and complexity. HPE GreenLake cloud services is a flexible as-a-service platform that customers can run on-premises or in a colocation facility.
•Compute - our strategy to grow profitability and pivot to more as-a-service solutions is paying off. Compute includes three new HPE ProLiant Solutions targeting 5G deployments for telecommunication companies and virtual desktop infrastructure. We launched our new HPE 5G Open radio access network ("RAN") solution stack for telecommunications companies to accelerate the commercial adoption of Open RAN in 5G network deployments. This

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
is a transformative technology, featuring the industry’s first server-optimized for 5G Open RAN workloads with our HPE ProLiant Servers.
•Storage - we continue to see strength in key software defined solutions, which drive our ability to attach rich services and provide data insights with our portfolio offerings. We introduced a new portfolio of cloud native data infrastructure called HPE Alletra which delivers workload optimized systems and provides customers with architectural flexibility to run any application without compromise, from edge-to-cloud with our operational experience. These innovations are propelling our storage business into a cloud-native software-defined data services business through organic innovation and targeted acquisitions.
Annualized Revenue Run-rate ("ARR")
Our pivot to as-a-service continues its strong momentum with the addition of HPE GreenLake Cloud Services. Our mix of ARR is becoming more software-rich as we build our GreenLake Cloud platform, which is improving our margin profile. On the innovation front, we announced a transformative new data storage services platform that brings our cloud operations model to wherever data lives by unifying data operations. The platform will be available through HPE GreenLake Central and include a new data services cloud console and a suite of software subscription services that simplifies and automates global infrastructure at scale. We will continue to invest aggressively in HPE GreenLake Cloud Services to provide a true cloud experience and operating model, whether at the edge, on-premises or across multiple clouds.
ARR represents the annualized revenue of all net GreenLake services revenue, related financial services revenue (which includes rental income from operating leases and interest income from capital leases) and software-as-a-service, subscription, and other as-a-service offerings, recognized during a quarter and multiplied by four. We use ARR as a performance metric. ARR should be viewed independently of net revenue, and is not intended to be combined with it.
The following presents our ARR as of October 31, 2021 and 2020:

	For the fiscal years ended October 31,
	2021	2020
	In millions
ARR	$796	$585
year-over-year growth rate	36%	N/A
The 36% increase in ARR in fiscal 2021 as compared to the prior-year period was due to growth in HPE GreenLake services and related financial services due to an expanding customer installed base. Additionally, ARR increased due to higher Intelligent Edge as-a-service activity, including Silver Peak, and growth in Storage as-a-service driven by Zerto, a recent acquisition.
The following Executive Overview, Results of Operations and Liquidity discussions and analysis compare fiscal 2021 to fiscal 2020, unless otherwise noted. The Capital Resources and Contractual Cash and Other Obligations discussions present information as of October 31, 2021, unless otherwise noted.
EXECUTIVE OVERVIEW
Net revenue of $27.8 billion represented an increase of 3.0% (increased 1.0% on a constant currency basis) due to a variety of factors including improvements in the overall demand environment from the prior-year period resulting in revenue growth across most of our segments, a strong order backlog at the beginning of the period, incremental revenue from the Silver Peak acquisition and favorable currency fluctuations. The revenue increase was moderated by a decrease in unit shipments due largely to industry-wide material constraints and a related challenging supply chain environment which resulted in significantly higher levels of order backlog across our hardware segments at the end of the current period. The gross profit margin of 33.7% represented an increase of 2.3 percentage points due to a combination of factors led by strong pricing discipline, cost savings from our transformation programs and a continued mix shift toward higher-margin software-rich offerings. The operating profit margin of 4.1% represented an increase of 5.3 percentage points due primarily to our strong operational execution in fiscal 2021 and the absence of a goodwill impairment charge which we recognized in fiscal 2020. We generated $5.9 billion of cash flow from operations (including $2.2 billion of after-tax cash from Oracle Corporation's satisfaction of a judgment in the Itanium breach of contract litigation) due to higher net earnings and improved working capital management. Free cash flow excluding the litigation judgment was $1.6 billion.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financial Results
The following table summarizes our consolidated GAAP financial results:

	For the fiscal years ended October 31,
	2021	2020	Change
	In millions, except per share amounts
Net revenue	27,784	26,982	3.0%
Gross profit	$9,376	$8,469	10.7%
Gross profit margin	33.7%	31.4%	2.3pts
Earnings (loss) from operations	$1,132	$(329)	NM
Operating profit margin	4.1%	(1.2)%	5.3pts
Net earnings (loss)	$3,427	$(322)	NM
Diluted net earnings (loss) per share	$2.58	$(0.25)	$2.83
Cash flow from operations	$5,871	$2,240	162.1%

NM - Not meaningful
The following table summarizes our consolidated non-GAAP financial results:

	For the fiscal years ended October 31,
	2021	2020	Change
	In millions, except per share amounts
Net revenue adjusted for currency	$27,247	$26,982	1.0%
Non-GAAP gross profit	$9,424	$8,543	10.3%
Non-GAAP gross profit margin	33.9%	31.7%	2.2pts
Non-GAAP earnings from operations	$2,848	$2,282	24.8%
Non-GAAP operating profit margin	10.3%	8.5%	1.8pts
Non-GAAP net earnings	$2,602	$2,005	29.8%
Non-GAAP diluted net earnings per share	$1.96	$1.54	$0.42
Free cash flow	$1,551	$560	$991
Each non-GAAP measure has been reconciled to the most directly comparable GAAP measure herein. Please refer to the section "GAAP to Non-GAAP Reconciliations" included in this MD&A for these reconciliations, usefulness of non-GAAP financial measures, and material limitations associated with the use of non-GAAP financial measures.
Returning capital to our shareholders remains an important part of our capital allocation framework which consists of capital returns to shareholders and strategic investments. We believe our existing balance of cash, cash equivalents and marketable securities, along with commercial paper and other short-term liquidity arrangements, are sufficient to satisfy our working capital needs, capital asset purchases, dividends, debt repayments and other liquidity requirements associated with our existing operations. As of October 31, 2021, our cash, cash equivalents and restricted cash were $4.3 billion, compared to the October 31, 2020 balance of $4.6 billion, representing a decrease of $0.3 billion. We maintain a $4.75 billion five year senior unsecured committed credit facility that was entered into in August 2019. As of October 31, 2021 no borrowings were outstanding under this credit facility.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), which requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements are included in Note 1, "Overview and Summary of Significant Accounting Policies", to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference. An accounting policy is deemed to be critical if the nature of the estimate or assumption it incorporates is subject to material level of judgment related to matters that are highly uncertain and changes in those estimates and assumptions are reasonably likely to materially impact our Consolidated Financial Statements.
Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that we believe to be reasonable under the circumstances. Estimates and judgments may vary under different assumptions or conditions. We evaluate our estimates and judgments on an ongoing basis.
We believe the accounting policies below are critical in the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments.
Revenue Recognition
We enter into contracts with customers that may include combinations of products and services, resulting in arrangements containing multiple performance obligations for hardware and software products and/or various services.
The majority of our revenue is derived from sales of product and the associated support and maintenance which is recognized when, or as, control of promised products or services is transferred to the customer at the transaction price. Transaction price is adjusted for variable consideration which may be offered in contracts with customers, partners and distributors and may include rebates, volume-based discounts, cooperative marketing, price protection, and other incentive programs.
Significant judgment is applied in determining the transaction price as we may be required to estimate variable consideration at the time of revenue recognition. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. Variable consideration is recognized only to the extent that it is probable that a significant reversal of revenue will not occur. We also consider the customers' right of return in determining the transaction price, where applicable.
To recognize revenue for the products and services for which control has been transferred, we allocate the transaction price for the contract among the performance obligations on a relative standalone selling price ("SSP") basis. We establish SSP for most of our products and services based on the observable price of the products or services when sold separately in similar circumstances to similar customers. When the SSP is not directly observable, we estimate SSP based on management judgment by considering available data such as internal margin objectives, pricing strategies, market/competitive conditions, historical profitability data, as well as other observable inputs. We establish SSP ranges for our products and services and reassesses them periodically.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Our effective tax rate includes the impact of certain undistributed foreign earnings and basis differences for which we have not provided for U.S. federal taxes because we plan to reinvest such earnings and basis differences indefinitely outside the U.S. We will remit non-indefinitely reinvested earnings of our non-U.S. subsidiaries for which deferred U.S. state income and foreign withholding taxes have been provided where excess cash has accumulated and when we determine that it is advantageous for business operations, tax or cash management reasons.
We are subject to income taxes in the U.S. and approximately 90 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our (Provision) benefit for taxes, Net earnings (loss) and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest, and uncertain tax positions from acquired companies. For further discussion on taxes on earnings, refer to Note 6, "Taxes on Earnings", to the Consolidated Financial Statements.
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
In the goodwill impairment test, we compare the fair value of each reporting unit to its carrying amount. Estimating the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We estimate the fair value of our reporting units using a weighting of fair values derived most significantly from the income approach and, to a lesser extent, the market approach, with the exception of the Software reporting unit which uses a weighting derived most significantly from the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on discrete forecast periods as well as terminal value determinations, including revenue growth rates and operating margins used to calculate projected future cash flows. These cash flow projections are discounted to arrive at the fair value of each reporting unit. The discount rate used is based on the weighted-average cost of capital of comparable public companies adjusted for the relevant risk associated with business specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. We weight the fair value derived from the market approach commensurate with the level of comparability of these publicly traded companies to the reporting unit. When market comparables are not meaningful or not available, we estimate the fair value of a reporting unit using only the income approach. A significant and sustained decline in our stock price could provide evidence of a need to record a goodwill impairment charge.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
On March 31, 2020, due to the macroeconomic impacts of the pandemic on our projected future results of operations, we determined that an indicator of potential impairment existed to require an interim quantitative goodwill impairment test for its reporting units. The quantitative goodwill impairment test indicated that the carrying value of the HPC & AI reporting unit exceeded its fair value by $865 million. As a result, we recorded a partial goodwill impairment charge of $865 million in the second quarter of fiscal 2020.
During the annual impairment test in fiscal 2020, we determined that no additional impairment of goodwill existed.
Our annual goodwill impairment analysis, which we performed as of the first day of the fourth quarter of fiscal 2021, did not result in any additional impairment charges. The excess of fair value over carrying amount for our reporting units ranged from approximately 8% to 133% of the respective carrying amounts. In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease all of the reporting units had an excess of fair value over carrying amount, with the exception of HPC & AI reporting unit.
As of the annual test date, the HPC & AI reporting unit had a goodwill of $3.7 billion and an excess of fair value over carrying value of net assets of 8%. The HPC & AI business is facing challenges on the current and projected future results as the revenue growth is dependent on timing of delivery and related achievement of customer acceptance milestones. If we are not successful in addressing these challenges, the projected revenue growth rates or operating margins could decline resulting in a decrease in the fair value of the HPC & AI reporting unit. The fair value of the HPC & AI reporting unit could also be negatively impacted by changes in its weighted average cost of capital, changes in management's business strategy or significant and sustained declines in the stock price, which could result in an indicator of impairment. Further impairment charges, if any, may be material to our results of operations and financial position. See Part I, Item 1A, "Risk Factors" for a discussion of the potential impacts of the pandemic on the fair value of our assets.
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
In March 2020, prior to the quantitative goodwill impairment test, we tested the recoverability of long-lived assets and other assets of the HPC & AI reporting unit and concluded that such assets were not impaired.
Contingencies
We are subject to the possibility of losses from various contingencies. Significant judgment is necessary to estimate the probability and amount of a loss, if any, from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events, pertaining to a particular case.
Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingency matters further discussed in Note 17, "Litigation and Contingencies", to the Consolidated Financial Statements are not a meaningful indicator of our potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2021, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in our financial statements.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31,
	2021		2020		2019
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$27,784	100.0%	$26,982	100.0%	$29,135	100.0%
Cost of sales	18,408	66.3%	18,513	68.6%	19,642	67.4%
Gross profit	9,376	33.7%	8,469	31.4%	9,493	32.6%
Research and development	1,979	7.1%	1,874	6.9%	1,842	6.3%
Selling, general and administrative	4,929	17.7%	4,624	17.2%	4,907	16.9%
Amortization of intangible assets	354	1.3%	379	1.4%	267	0.8%
Impairment of goodwill	—	—%	865	3.2%	—	—%
Transformation costs	930	3.3%	950	3.5%	453	1.6%
Disaster charges (recovery)	16	0.1%	26	0.1%	(7)	—%
Acquisition, disposition and other related charges	36	0.1%	80	0.3%	757	2.6%
Earnings (loss) from operations	1,132	4.1%	(329)	(1.2)%	1,274	4.4%
Interest and other, net	(211)	(0.8)%	(215)	(0.8)%	(177)	(0.6)%
Tax indemnification and related adjustments	65	0.2%	(101)	(0.4)%	377	1.3%
Non-service net periodic benefit credit	70	0.3%	136	0.5%	59	0.2%
Litigation judgment	2,351	8.5%	—	—%	—	—%
Earnings from equity interests	180	0.6%	67	0.3%	20	—%
Earnings (loss) before taxes	3,587	12.9%	(442)	(1.6)%	1,553	5.3%
(Provision) benefit for taxes	(160)	(0.6)%	120	0.4%	(504)	(1.7)%
Net earnings (loss)	$3,427	12.3%	$(322)	(1.2)%	$1,049	3.6%
Fiscal 2021 compared with fiscal 2020
Net revenue
In fiscal 2021, total net revenue of $27.8 billion, increased by $0.8 billion, or 3.0% (increased 1.0% on a constant currency basis). U.S. net revenue decreased by $0.3 billion or 3.4% to $8.9 billion, while net revenue from outside of the U.S. increased by $1.1 billion or 6.3% to $18.9 billion.
From a segment perspective, net revenue increased across most of our segments due to the improved demand environment led by revenue growth of 15% in Intelligent Edge and 5%, 3%, 2% and 2% in Corporate Investments and Other,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
HPC & AI, Storage, and Financial Service, respectively. Compute net revenue was largely unchanged from the prior-year period.
The components of the weighted net revenue change by segment were as follows:

	For the fiscal years ended October 31,
	2021	2020
	Percentage Points
Compute	—	(5.0)
HPC & AI	0.3	0.4
Storage	0.3	(2.0)
Intelligent Edge	1.6	(0.2)
Financial Services	0.2	(0.8)
Corporate Investments and Other	0.2	0.1
Total segment	2.6	(7.5)
Elimination of intersegment net revenue	0.4	0.1
Total HPE	3.0	(7.4)
Gross Profit
Our gross profit margin increased 2.3 percentage points due primarily to a combination of factors led by strong pricing discipline, cost savings from our transformation programs, a continued mix shift toward higher-margin software-rich offerings and favorable currency fluctuations.
Operating expenses
Research and development
R&D expense increased by $105 million, or 6% due primarily to higher employee compensation expense which contributed 11.0 percentage points to the change. The increase was moderated by cost savings of 4.5 percentage points as we rationalize our R&D through transformation programs by focusing investment in growth areas.
Selling, general and administrative
SG&A expense increased by $305 million, or 7% due primarily to higher employee compensation expense and unfavorable currency fluctuations, which contributed 4.1 percentage points and 2.1 percentage points to the change, respectively.
Amortization of intangible assets
Amortization expense decreased by $25 million, or 7% due to certain intangible assets associated with prior acquisitions reaching the end of their amortization in the current period and higher write-offs of certain intangible assets in the prior-year period. The decrease was moderated by an increase in amortizations in the current period resulting from recent acquisitions.
Impairment of goodwill
Impairment of goodwill for fiscal 2020 represents a partial goodwill impairment charge of $865 million recorded in the second quarter of fiscal 2020, as it was determined that the fair value of the HPC & AI reporting unit was below the carrying value of its net assets.
Transformation programs and costs
Our transformation programs consist of the cost optimization and prioritization plan (launched in 2020) and HPE Next initiative (launched in 2017). The cost optimization and prioritization plan focuses on realigning our workforce to areas of growth, a new hybrid workforce model called Edge-to-Office, real estate strategies and simplifying and evolving our product portfolio strategy. The implementation period for the cost optimization and prioritization plan is through fiscal 2023. The HPE Next initiative was intended to put in place a purpose-built company designed to compete and win in the markets where we

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
participate by simplifying our operating model, streamlining our offerings, business processes and business systems to improve our execution. The implementation period for HPE Next was extended to fiscal 2023.
Transformation costs decreased by $20 million, or 2% due primarily to lower restructuring charges recorded in the current year, with higher IT costs and lower gains on real estate sales in the current period moderating the decrease.
Disaster charges
In fiscal 2021 and fiscal 2020, disaster charges represent direct costs resulting from the pandemic and are primarily related to HPE hosted, co-hosted, or sponsored events which were converted to a virtual format or cancelled.
Acquisition, disposition and other related charges
Acquisition, disposition and other related charges decreased by $44 million due primarily to lower business acquisition costs related to retention bonuses and integration activities in the current year period.
Interest and other, net
Interest and other, net expense was relatively unchanged from period to period, due to offsetting factors with the current period including higher gains from equity investments, lower interest expense from lower average borrowings, and lower unfavorable currency fluctuations, offset by early debt redemption costs, lower gains on the sale of certain assets and lower interest income.
Tax indemnification and related adjustments
We record changes in certain pre-Separation tax liabilities for which we share joint and several liability with HP Inc. and for which we were indemnified under the Termination and Mutual Release Agreement within Tax Indemnification and related Adjustments. We also record changes to certain pre-Separation and pre-divestiture tax liabilities and tax receivables for which we remain liable on behalf of the separated or divested business, but which may not be subject to indemnification.
We recorded Tax indemnification and related adjustments income of $65 million and expense of $101 million in fiscal 2021 and 2020, respectively.
Tax indemnification and related adjustments in fiscal 2021 primarily included the impacts of a Brazilian Supreme Court decision received regarding the base on which two social contribution taxes in Brazil ("PIS" and "COFINS") are imposed. As a result of this decision, the Company is entitled to recover credits and associated interest related to the overpayment of these transaction taxes imposed between 2005 and 2019 to be used to offset future Brazilian tax liabilities. As such, we have recorded benefits of $17 million and $80 million, both net of taxes, for the recovery of PIS and COFINS, respectively, during fiscal 2021, of which $25 million was included in Net revenue, $10 million related to interest income was included in Interest and other, net, and $80 million related to pre-Separation liabilities was included in Tax indemnification and related adjustments. The corresponding income taxes of $18 million as a result of this recovery were included in (Provision) benefit for taxes in the Consolidated Statement of Earnings.
Tax indemnification and related adjustments in fiscal 2020 resulted from changes in certain pre-Separation tax liabilities for which we shared joint and several liability with HP Inc. and for which we are indemnified under the Termination and Mutual Release Agreement and changes to certain pre-divestiture tax liabilities and tax receivables.
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
Non-service net periodic benefit credit decreased by $66 million due primarily to lower expected returns on plan assets.
Litigation judgment
In October 2021, the Company received $2.35 billion which represents Oracle Corporation's satisfaction of the judgment in the Itanium breach of contract dispute. The gain was recognized as other income and presented as a Litigation judgment in

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
the Consolidated Statements of Earnings. For further discussion, refer to Note 17, “Litigation and Contingencies" to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.
Earnings from equity interests
Earnings from equity interests primarily represents our 49% interest in H3C Technologies and the amortization of our interest in a basis difference. Earnings from equity interests increased by $113 million due to higher net income earned by H3C and gains from certain venture investments.
(Provision) benefit for taxes
For fiscal 2021 and 2020, we recorded income tax expense of $160 million and an income tax benefit of $120 million, respectively, which reflect effective tax rates of 4.5% and 27.1%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but may also be materially impacted by discrete tax adjustments during the fiscal year. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented include Puerto Rico and Singapore.
In fiscal 2021, we recorded $294 million of net income tax benefits related to items discrete to the year. These amounts primarily included:
•$180 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges,
•$157 million of income tax benefits related to releases of foreign valuation allowances,
•$39 million of income tax benefits related to tax rate changes on deferred taxes,
•$32 million of income tax benefits related to the change in pre-Separation tax liabilities, primarily those for which we share joint and several liability with HP Inc. and for which we are indemnified by HP Inc.
•These benefits were partially offset by $337 million of net income tax charges associated with income from the Itanium litigation judgment, against which $244 million of income tax attributes previously subject to a valuation allowance were utilized, resulting in a net tax expense of $93 million.
In fiscal 2020, we recorded $362 million of net income tax benefits related to items discrete to the year. These amounts primarily included:
• $174 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges,
•$66 million of income tax benefits related to the change in pre-Separation tax liabilities, primarily those for which we shared joint and several liability with HP Inc. and for which we are indemnified by HP Inc.,
•$57 million of income tax benefits related to Indian distribution tax rate changes, and
• $40 million of income tax benefits related to tax rate changes on deferred taxes.
•These discrete tax benefits were offset by $242 million of net income tax charges related to normal operations and the impact of the Company's goodwill impairment charge being non-deductible from a tax perspective.
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
In October 2021, we renamed the segment previously known as High Performance Computing and Mission Critical Solutions ("HPC & MCS") to High Performance Computing and Artificial Intelligence ("HPC & AI").

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
As described in Note 1, "Overview and Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Item 8 of Part II, effective at the beginning of the first quarter of fiscal 2021, we (a) excluded stock-based compensation expense from our segment earnings from operations; and (b) implemented certain organizational changes to align our segment financial reporting more closely with our current business structure. As a result of these organizational changes, our operations are now organized into six segments for financial reporting purposes: Compute, HPC & AI, Storage, Intelligent Edge, FS, and Corporate Investments and Other. The Corporate Investments and Other Segment now includes the A & PS operating segment, the Communications and Media Solutions operating segment, the Software operating segment, and Hewlett Packard Enterprise Labs which is responsible for research and development. We reflected these changes in our segment information retrospectively to the earliest period presented, which primarily resulted in the realignment of net revenue and operating profit for each of the segments. These changes had no impact on Hewlett Packard Enterprise's previously reported consolidated results.
A description of the products and services for each segment, along with other pertinent information related to Segments can be found in Note 2, "Segment Information", to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.
Segment Results
The following provides an overview of our key financial metrics by segment for fiscal 2021, as compared to fiscal 2020:

	HPE Consolidated		Compute		HPC & AI		Storage		Intelligent Edge		Financial Services		Corporate Investments and Other
	Dollars in millions, except for per share amounts
Net revenue(1)	$27,784		$12,292		$3,188		$4,763		$3,287		$3,401		$1,356
Year-over-year change %	3.0%		0.1%		2.7%		1.7%		15.1%		1.5%		4.5%
Earnings (loss) from operations(2)	$1,132		$1,326		$234		$778		$500		$390		$(95)
Earnings (loss) from operations as a % of net revenue	4.1%		10.8%		7.3%		16.3%		15.2%		11.5%		(7.0)%
Year-over-year change percentage points	5.3	pts	2.6	pts	(1.9)	pts	(1.1)	pts	3.4	pts	3.0	pts	8.9	pts

(1)HPE consolidated net revenue excludes intersegment net revenue.
(2)Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster charges and acquisition, disposition and other related charges.
Compute

	For the fiscal years ended October 31,
	2021	2020	2019
	Dollars in millions
Net revenue	$12,292	$12,285	$13,730
Earnings from operations	$1,326	$1,007	$1,719
Earnings from operations as a % of net revenue	10.8%	8.2%	12.5%
Fiscal 2021 compared with fiscal 2020
Compute net revenue increased by $7 million, or 0.1% (decreased 2.0% on a constant currency basis) due primarily to favorable currency fluctuations and an increase in average unit prices. The net revenue increase was partially offset by a decrease in unit shipments resulting from material constraints due to a challenging supply chain environment. As a result, we ended the period with a significantly higher level of order backlog.
From a product perspective, Compute experienced revenue growth in the rack and synergy server product categories partially moderated by a revenue decline due to certain products approaching their end-of-life. Services net revenue was relatively unchanged from period to period.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Compute earnings from operations as a percentage of net revenue increased 2.6 percentage points due to decreases in costs of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease in costs of products and services as a percentage of net revenue was due primarily to favorable currency fluctuations, lower supply chain overhead costs from operational efficiencies, and disciplined pricing. The decrease in operating expenses as a percentage of net revenue was due primarily to cost savings from our transformation programs partially offset by higher employee compensation expense.
Fiscal 2020 compared with fiscal 2019
Compute net revenue decreased by $1.4 billion, or 10.5% (decreased 9.4% on a constant currency basis) due to the impact of the pandemic on the demand environment as we experienced multiple factors including competitive pricing pressures, manufacturing capacity constraints in North America in the first quarter of fiscal 2020, and unfavorable currency fluctuations. As a result, Compute experienced a decline in unit shipments and average unit selling prices.
Compute earnings from operations as a percentage of net revenue decreased 4.3 percentage points due primarily to an increase in costs of products and services as a percentage of net revenue and an increase in operating expenses as a percentage of net revenue. The increase in cost of products as a percentage of net revenue was due primarily to competitive pricing pressures, unfavorable currency fluctuations, higher supply chain costs and the scale of the net revenue decline, partially offset by lower commodity costs and a favorable mix. The increase in operating expenses as a percentage of net revenue was due to the scale of the net revenue decline as total operating expenses declined due primarily to lower spending resulting from our cost containment measures and lower variable compensation expense, partially offset by higher field selling costs.
HPC & AI

	For the fiscal years ended October 31,
	2021	2020	2019
	Dollars in millions
Net revenue	$3,188	$3,105	$2,983
Earnings from operations	$234	$285	$365
Earnings from operations as a % of net revenue	7.3%	9.2%	12.2%

Fiscal 2021 compared with fiscal 2020
HPC & AI net revenue increased by $83 million or 2.7% (increased 1.8% on a constant currency basis) as the challenges encountered in the prior year period resulting from the pandemic receded, such as delays with meeting customer milestones, and the demand environment improved. This resulted in net revenue growth in the Apollo and Cray product categories within HPC and growth in Edge Compute. Favorable currency fluctuations also added to the net revenue increase. These increases were moderated by revenue declines in Data Solutions and Services due to certain products approaching their end-of-life and lower support services, respectively.
HPC & AI earnings from operations as a percentage of net revenue decreased 1.9 percentage points primarily due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to a lower mix of revenue from services and higher-margin Data Solutions, while cost savings from our transformation programs moderated the increase. The increase in operating expenses as a percentage of net revenue was due primarily to higher field selling costs and employee compensation expense, while cost savings from our transformation programs moderated the increase.
Fiscal 2020 compared with fiscal 2019
HPC & AI net revenue increased by $122 million, or 4.1% (increased 4.4% on a constant currency basis) due primarily to higher revenue in HPC from the addition of product and services revenue resulting from the acquisition of Cray, partially offset by a revenue decline in Edge Compute and Data Solutions.
HPC & AI earnings from operations as a percentage of net revenue decreased 3.0 percentage points due to an increase in operating expenses as a percentage of net revenue partially offset by lower cost of products and services as a percentage of net revenue. The decrease in cost of products and services as a percentage of net revenue was due primarily to an improved product mix resulting from Cray. The increase in operating expenses as a percentage of net revenue was due to the addition of operating expenses from Cray.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Storage

	For the fiscal years ended October 31,
	2021	2020	2019
	Dollars in millions
Net revenue	$4,763	$4,685	$5,255
Earnings from operations	$778	$813	$1,009
Earnings from operations as a % of net revenue	16.3%	17.4%	19.2%
Fiscal 2021 compared with fiscal 2020
Storage net revenue increased by $78 million, or 1.7% (decreased 0.1% on a constant currency basis) as we continue our transition to more services, and software-rich offerings. The net revenue increase was led by favorable currency fluctuations, growth in Storage services and incremental revenue from the Zerto acquisition. Net revenue in Storage products was unchanged as growth from HPE Primera products, Traditional Storage and Nimble Storage was offset by revenue declines in SimpliVity and HPE 3PAR, while we are transitioning to the next-generation HPE Primera and HPE Alletra product set.
Storage earnings from operations as a percentage of net revenue decreased 1.1 percentage points due to an increase in operating expenses as a percentage of net revenue, partially offset by a decrease in cost of products and services as a percentage of net revenue. The decrease in cost of products and services as a percentage of net revenue was due primarily to a favorable mix of higher-margin HPE Primera and Big Data products, and improved operational efficiencies achieved through our transformation programs, the effects of which were partially offset by higher fixed overhead costs as a percentage of net revenue. Operating expenses as a percentage of net revenue increased across all functions due to higher employee compensation expense and planned investments in our cloud data services.
Fiscal 2020 compared with fiscal 2019
Storage net revenue decreased by $570 million, or 10.8% (decreased 9.9% on a constant currency basis) due primarily to the impact of the pandemic on the demand environment as we experienced commodity and manufacturing capacity constraints in North America in the first quarter of fiscal 2020, and lower revenue from the expiration of a one-time legacy contract, partially offset by higher revenue from Big Data.
Storage earnings from operations as a percentage of net revenue decreased 1.8 percentage points due to an increase in cost of product and services as a percentage of net revenue and an increase in operating expenses as a percentage of net revenue. The increase in cost of product and services as a percentage of net revenue was due primarily to a combination of factors including competitive pricing pressures, increased cost of products due to higher fixed overhead cost, and unfavorable currency fluctuations, partially offset by lower cost of services due to delivery efficiencies. The increase in operating expenses as a percentage of net revenue was due primarily to the scale of the net revenue decline while total operating expenses declined due to lower field selling costs amid lower spending resulting from our cost containment measures.
Intelligent Edge

	For the fiscal years ended October 31,
	2021	2020	2019
	Dollars in millions
Net revenue	$3,287	$2,855	$2,913
Earnings from operations	$500	$337	$216
Earnings from operations as a % of net revenue	15.2%	11.8%	7.4%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Fiscal 2021 compared with fiscal 2020
Intelligent Edge net revenue increased by $432 million, or 15.1% (increased 12.8% on a constant currency basis) from growth in product and services revenue due to an improved demand environment in the current period, the addition of revenue from Silver Peak and favorable currency fluctuations. The increase in product revenue was led by the Switching and WLAN product categories. The increase in services revenue was led by higher attached support services and increased as-a-service offerings.
Intelligent Edge earnings from operations as a percentage of net revenue increased 3.4 percentage points due primarily to decreases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was due primarily to lower product costs in Switching and WLAN and addition of higher-margin Silver Peak activity. The decrease in operating expenses as a percentage of net revenue was due primarily to improved operational efficiencies including cost savings from transformation programs, while higher employee compensation expense and the addition of expenses from Silver Peak moderated the decrease.
Fiscal 2020 compared with fiscal 2019
Intelligent Edge net revenue decreased by $58 million, or 2.0% (decreased 1.2% on a constant currency basis) due primarily to weak market demand, competitive pricing pressures and unfavorable currency fluctuations. As a result, we experienced lower revenue from WLAN, switching products, and software offerings. These declines were partially offset by an increase in net revenue due to higher service renewals.
Intelligent Edge earnings from operations as a percentage of net revenue increased 4.4 percentage points due to a decrease in operating expenses as a percentage of net revenue coupled with lower cost of products and services as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was due primarily to a favorable mix of revenue from services and lower costs of switching products, partially offset by higher logistics cost. The decrease in operating expenses as a percentage of net revenue was due primarily to lower spending as a result of cost containment measures, partially offset by higher variable compensation expense.
Financial Services

	For the fiscal years ended October 31,
	2021	2020	2019
	Dollars in millions
Net revenue	$3,401	$3,352	$3,581
Earnings from operations	$390	$284	$310
Earnings from operations as a % of net revenue	11.5%	8.5%	8.7%
Fiscal 2021 compared with fiscal 2020
FS net revenue increased by $49 million, or 1.5% (decreased 0.9% on a constant currency basis) due primarily to favorable currency fluctuations, partially offset by a decrease in rental revenue due to lower average operating lease assets, along with lower asset management revenue from lease buyouts.
FS earnings from operations as a percentage of net revenue increased 3.0 percentage points due primarily to lower cost of services as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted primarily from lower borrowing costs while operating expenses as a percentage of net revenue remained relatively flat.
Fiscal 2020 compared with fiscal 2019
FS net revenue decreased by $229 million, or 6.4% (decreased 5.2% on a constant currency basis) due primarily to a decrease in rental revenue due to lower average operating leases assets and lower lease equipment buyout revenue, along with unfavorable currency fluctuations, partially offset by higher revenue from lease extensions.
FS earnings from operations as a percentage of net revenue decreased 0.2 percentage points due primarily to an increase in operating expenses as a percentage of net revenue, partially offset by lower cost of services as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted from lower depreciation expense and borrowing costs, partially offset by higher bad debt expense. The increase to operating expenses as a percentage of net revenue was due primarily to lower capitalized initial direct costs as a result of adopting the new lease accounting standard.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financing Volume

	For the fiscal years ended October 31,
	2021	2020	2019
	Dollars in millions
Financing volume	$6,168	$6,005	$6,200
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased by 2.7% in fiscal 2021 and decreased 3.1% in fiscal 2020 as compared to the prior-year periods. The increase in fiscal 2021 was primarily driven by favorable currency fluctuations, along with higher financing associated with third-party product sales and related service offerings. The decrease in fiscal 2020 was primarily related to lower financing associated with both third-party and HPE product sales and related service offerings, along with unfavorable currency fluctuations.
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
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of October 31,
	2021	2020
	Dollars in millions
Financing receivables, gross	$9,198	$9,058
Net equipment under operating leases	4,001	4,027
Capitalized profit on intercompany equipment transactions(1)	275	315
Intercompany leases(1)	96	92
Gross portfolio assets	13,570	13,492
Allowance for doubtful accounts(2)	228	154
Operating lease equipment reserve	39	64
Total reserves	267	218
Net portfolio assets	$13,303	$13,274
Reserve coverage	2.0%	1.6%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.9 billion and $11.7 billion at October 31, 2021 and 2020, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both October 31, 2021 and October 31, 2020 was $1.7 billion.
As of October 31, 2021 and 2020, FS net cash and cash equivalents were $898 million and $729 million, respectively.
Net portfolio assets as of October 31, 2021 increased 0.2% from October 31, 2020. The increase generally resulted from favorable currency fluctuations, largely offset by portfolio runoff exceeding new financing volume during the period.
FS bad debt expense includes charges to general reserves, specific reserves and write-offs for sales-type, direct-financing and operating leases. FS recorded net bad debt expense of $95 million, $93 million and $75 million in fiscal 2021, 2020 and 2019, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
As of October 31, 2021, FS experienced an increase in billed finance receivables compared to October 31, 2020, which included a limited impact to collections from customers as a result of the pandemic. We are currently unable to fully predict the extent to which the pandemic may adversely impact future collections of our receivables.
Corporate Investments and Other

	For the fiscal years ended October 31,
	2021	2020	2019
	Dollars in millions
Net revenue	$1,356	$1,298	$1,288
Loss from operations	$(95)	$(206)	$(314)
Loss from operations as a % of net revenue	(7.0)%	(15.9)%	(24.4)%
Fiscal 2021 compared with fiscal 2020
Corporate Investments and Other net revenue increased by $58 million, or 4.5% (increased 2.5% on a constant currency basis) due to favorable currency fluctuations and higher revenue from Communications and Media Solutions ("CMS") and Software.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased 8.9 percentage points due primarily to a decrease in cost of services and operating expenses as a percentage of net revenue. The decrease in cost of services as a percentage of net revenue was due primarily to service delivery and overhead efficiencies achieved through our transformation programs. The decrease in operating expenses as a percentage of net revenue was due primarily to lower spending resulting from cost containment measures.
Fiscal 2020 compared with fiscal 2019
Corporate Investments and Other net revenue increased by $10 million, or 0.8% (increased 1.2% on a constant currency basis) due to higher revenue from Software partially offset by lower revenue from A & PS and CMS, and unfavorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased 8.5 percentage points due to a decrease in costs of services and operating expenses as a percentage of net revenue. The decrease in cost of services as a percentage of net revenue was due primarily to service delivery and overhead efficiencies achieved through our transformation programs. The decrease in operating expenses as a percentage of net revenue was due primarily to lower spending resulting from our cost containment measures.
LIQUIDITY AND CAPITAL RESOURCES
Current Overview
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisition and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. We anticipate that the available funds and cash generated from operations along with our access to capital markets will be sufficient to meet our liquidity requirements for at least the next twelve months. We continue to monitor the severity and duration of the COVID-19 pandemic and its impact on the U.S. and other global economies, the capital markets, consumer behavior, our businesses, results of operations, financial condition and cash flows. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A, each of which is incorporated herein by reference.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S as of October 31, 2021. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
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
As a result of increased uncertainty due to the pandemic, purchases under our share repurchase program previously authorized by our Board of Directors, were temporarily suspended in April, 2020. We resumed our share repurchase program in the fourth quarter of fiscal 2021 and settled $213 million of our stock. As of October 31, 2021, we had a remaining authorization of $1.9 billion for future share repurchases. For more information on our share repurchase program, refer to Note 15, "Stockholders' Equity", to the Consolidated Financial Statements in Part II, Item 8, which is incorporated herein by reference.
Liquidity
Our cash, cash equivalents, restricted cash, total debt and available borrowing resources were as follows:

	As of October 31,
	2021	2020	2019
	In millions
Cash, cash equivalents and restricted cash	$4,332	$4,621	$4,076
Total debt	$13,448	$15,941	$13,820
Available borrowing resources	$6,017	$6,297	$5,639

The tables below represent the way in which management reviews cash flows:

	For the fiscal years ended October 31,
	2021	2020	2019
	In millions
Net cash provided by operating activities	$5,871	$2,240	$3,997
Net cash used in investing activities	(2,796)	(2,578)	(3,457)
Net cash (used in) provided by financing activities	(3,364)	883	(1,548)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(289)	$545	$(1,008)
Operating Activities
Net cash provided by operating activities increased by $3.6 billion, for fiscal 2021 as compared to fiscal 2020. The increase was due primarily to higher earnings, which includes a $2.2 billion litigation judgment.
Our key working capital metrics were as follows:

	As of October 31,
	2021	2020	2019
Days of sales outstanding in accounts receivable ("DSO")	49	42	37
Days of supply in inventory ("DOS")	82	48	45
Days of purchases outstanding in accounts payable ("DPO")	(128)	(97)	(104)
Cash conversion cycle	3	(7)	(22)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms (including extended payment terms to customers or from suppliers), early or late invoice payments from customers or to suppliers, the extent of receivables factoring, seasonal trends, the timing of sales and inventory purchases within the period, the impact of commodity costs and acquisition activity.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. For fiscal 2021, as compared to the prior-year period, DSO increased due primarily to a decrease in early payments and factoring, extended payments terms and unfavorable billing linearity.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. For fiscal 2021, as compared to the prior-year period, the DOS increased due primarily to higher levels of inventory resulting from a combination of supply chain constraints, positioning of inventory to fulfill planned future shipments and strategic purchases of certain key components.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. For fiscal 2021, as compared to the prior-year period, DPO increased due primarily to higher inventory purchases for planned future shipments and extended payment terms.
Investing Activities
Net cash used in investing activities increased by $0.2 billion in fiscal 2021 as compared to fiscal 2020. The change was primarily due to higher cash utilized for investment in property, plant and equipment, net of sales proceeds of $0.5 billion and higher cash utilized in net financial collateral activities of $0.1 billion, partially offset by lower payments made in connection with business acquisitions, net of $0.4 billion.
Financing Activities
Net cash generated in financing activities decreased by $4.2 billion in fiscal 2021 as compared to fiscal 2020. The decrease was due primarily to lower proceeds from debt issuance of $4.0 billion, higher cash utilized for debt repayment of $0.4 billion and lower cash utilized for share repurchase of $0.1 billion.
Free Cash Flow

	For the fiscal years ended October 31,
	2021	2020	2019
	In millions
Net cash provided by operating activities	$5,871	$2,240	$3,997
Litigation judgment, net of taxes paid	(2,172)	—	—
Net cash provided by operating activities, excluding litigation judgment, net of taxes paid	3,699	2,240	3,997
Investment in property, plant and equipment	(2,502)	(2,383)	(2,856)
Proceeds from sale of property, plant and equipment	354	703	597
Free Cash Flow	$1,551	$560	$1,738
Free cash flow is defined as cash flow from operations less investments in property, plant and equipment net of proceeds from the sale of property, plant and equipment. In fiscal 2021, free cash flow does not include $2.2 billion of after-tax cash impact from Oracle’s satisfaction of the judgment in the Itanium litigation. Free cash flow increased by $1.0 billion in fiscal 2021 as compared to fiscal 2020. The increase was due to higher cash generated from operations and improved net working capital moderated by increased cash used for investments in property, plant and equipment, net of sales proceeds.
Our improved free cash flow outlook and cash position help to ensure we have ample liquidity to run operations, continuing to invest in our business to drive growth and return capital to shareholders.
For more information on the impact from operating assets and liabilities to cash flows, see Note 7, "Balance Sheet Details", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Capital Resources
Debt Levels

	As of October 31,
	2021	2020	2019
	In millions
Short-term debt	$3,552	$3,755	$4,425
Long-term debt	$9,896	$12,186	$9,395
Weighted-average interest rate	2.9%	3.2%	4.1%
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure.
For more information on the activity for fiscal 2021 relating to Unsecured Senior Notes and Asset-Backed Debt Securities, see Note 14, "Borrowings", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Commercial Paper
We maintain two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. Our U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion which was increased from $4.0 billion in March 2020. Our euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed $4.75 billion as authorized by our Board of Directors. In addition, our subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of October 31, 2021 and October 31, 2020, no borrowings were outstanding under the Parent Programs, and $705 million and $677 million, respectively, were outstanding under our subsidiary's program. During fiscal 2021, we issued $757 million and repaid $728 million of commercial paper.
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
Revolving Credit Facility
We maintain a $4.75 billion five year senior unsecured committed credit facility that was entered into in August 2019. Loans under the revolving credit facility may be used for general corporate purposes, including support of the commercial paper program. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to the satisfaction of certain conditions, by up to two, one-year periods. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. As of October 31, 2021 and October 31, 2020, no borrowings were outstanding under the Credit Agreement.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Available Borrowing Resources
As of October 31, 2021, we had the following resources available to obtain short- or long-term financing if we need additional liquidity:

As of October 31, 2021
In millions
Commercial paper programs	$5,045
Uncommitted lines of credit	$972
For more information on our available borrowing resources and the impact of operating assets and liabilities to cash flows, see Note 14, "Borrowings", and Note 7, "Balance Sheet Details", respectively, to the Consolidated Financial Statements in Part II, Item 8, which is incorporated herein by reference.
CONTRACTUAL CASH AND OTHER OBLIGATIONS
In fiscal 2020 the total of our contractual cash and other obligations was $20.8 billion and in fiscal 2021 totals $17.9 billion. Hence we do not currently expect changes to our contractual cash and other obligations to significantly impact our free cash flow expectations.
Our contractual cash and other obligations as of October 31, 2021, were as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on long-term debt(1)	$12,404	$2,597	$4,292	$3,265	$2,250
Interest payments on long-term debt(2)	3,539	377	556	378	2,228
Operating lease obligations (net of sublease rental income)(3)	1,140	187	316	241	396
Unconditional purchase obligations(4)	768	458	228	59	23
Capital lease obligations (includes interest)	62	7	13	14	28
Total(5)(6)(7)	$17,913	$3,626	$5,405	$3,957	$4,925

(1)Amounts represent the principal cash payments relating to our long-term debt, including current portion of long-term debt, and do not include fair value adjustments, discounts or premiums and debt issuance costs. As of October 31, 2021, the future principal payments related to asset-backed debt securities were expected to be $1.2 billion in fiscal 2022, $0.7 billion in fiscal 2023 and $0.2 billion in fiscal 2024. For more information on our debt, see Note 14, "Borrowings", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(2)Amounts represent the expected interest payments relating to our long-term debt. We use interest rate swaps to mitigate the exposure of our fixed rate debt to changes in fair value resulting from changes in interest rates, or hedge the variability of cash flows in the interest payments associated with our variable-rate debt. The impact of our outstanding interest rate swaps at October 31, 2021 was factored into the calculation of the future interest payments on long-term debt.
(3)Amounts include uncommenced operating leases as of fiscal 2021 and do not reflect imputed interest adjustments.
(4)For additional information on our Unconditional Purchase Obligations, see Note 19, "Commitments", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(5)In fiscal 2022, we anticipate making contributions of $199 million to our non-U.S. pension plans. Our policy is to fund pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows, as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, "Retirement and Post-Retirement Benefit Plans", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(6)As of October 31, 2021, we expect future cash payments of approximately $0.8 billion in connection with our approved restructuring plans, which includes $0.5 billion expected to be paid in fiscal 2022 and $0.3 billion expected to be paid thereafter. Payments for restructuring activities have been excluded from the contractual obligations table, because they do not represent contractual cash

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities, see Note 3, "Transformation Programs", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(7)As of October 31, 2021, we had approximately $428 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $68 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, "Taxes on Earnings", to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
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
GAAP TO NON-GAAP RECONCILIATIONS
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
The following tables provide reconciliation of GAAP to non-GAAP measures for fiscal 2021 and 2020:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	For the fiscal years ended October 31,
	2021		2020
	Dollars in millions	Diluted net earnings per share	Dollars in millions	Diluted net earnings per share
GAAP net earnings (loss)	$3,427	$2.58	$(322)	$(0.25)
Non-GAAP adjustments:
Amortization of initial direct costs	8	0.01	10	0.01
Amortization of intangible assets	354	0.27	379	0.29
Impairment of goodwill	—	—	865	0.67
Transformation costs	930	0.70	950	0.74
Disaster charges	16	0.01	26	0.02
Stock-based compensation expense	372	0.28	274	0.21
Acquisition, disposition and other related charges	36	0.03	107	0.08
Tax indemnification and related adjustments	(65)	(0.05)	101	0.08
Non-service net periodic benefit credit	(70)	(0.05)	(136)	(0.11)
Litigation judgment	(2,351)	(1.78)	—	—
Early debt redemption costs	100	0.08	—	—
Earnings from equity interests(1)	109	0.08	145	0.11
Adjustments for taxes	(264)	(0.20)	(394)	(0.31)
Non-GAAP net earnings	$2,602	$1.96	$2,005	$1.54

(1) Represents the amortization of basis difference adjustments related to the H3C divestiture.
Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the fiscal years ended October 31,
	2021		2020
	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
GAAP earnings (loss) from operations	$1,132	4.1%	$(329)	(1.2)%
Non-GAAP adjustments:
Amortization of initial direct costs	8	—%	10	—%
Amortization of intangible assets	354	1.3%	379	1.4%
Impairment of goodwill	—	—%	865	3.2%
Transformation costs	930	3.3%	950	3.5%
Disaster charges	16	0.1%	26	0.1%
Stock-based compensation expense	372	1.3%	274	1.0%
Acquisition, disposition and other related charges	36	0.1%	107	0.4%
Non-GAAP earnings from operations	$2,848	10.3%	$2,282	8.5%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the fiscal years ended October 31,
	2021		2020
	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
GAAP Net revenue	$27,784	100%	$26,982	100%
GAAP Cost of sales	18,408	66.3%	18,513	68.7%
GAAP gross profit	$9,376	33.7%	$8,469	31.4%
Non-GAAP adjustments
Amortization of initial direct costs	8	—%	10	—%
Stock-based compensation expense	40	0.2%	37	0.2%
Acquisition, disposition and other related charges(1)	—	—%	27	0.1%
Non-GAAP gross profit	$9,424	33.9%	$8,543	31.7%

(1) Represent charges related to a non-cash inventory fair value adjustment in connection with the acquisition of Cray, which was included in Cost of Sales.
Reconciliation of net cash provided by operating activities to free cash flow.

	For the fiscal years ended October 31,
	2021	2020
	In millions
Net cash provided by operating activities	$5,871	$2,240
Litigation judgment, net of taxes paid	(2,172)	—
Net cash provided by operating activities, excluding litigation judgment, net of taxes paid	3,699	2,240
Investment in property, plant and equipment	(2,502)	(2,383)
Proceeds from sale of property, plant and equipment	354	703
Free cash flow	$1,551	$560
Non-GAAP financial measures
The non-GAAP financial measures presented are net revenue on a constant currency basis, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue), non-GAAP net earnings, non-GAAP diluted net earnings per share and free cash flow. These non-GAAP financial measures are used by management for purposes of evaluating our historical and prospective financial performance, as well as evaluating our performance relative to our competitors. These non-GAAP financial measures are not computed in accordance with, or as an alternative to, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to net revenue on a constant currency basis is net revenue. The GAAP measure most directly comparable to non-GAAP gross profit is gross profit. The GAAP measure most directly comparable to non-GAAP gross profit margin is gross profit margin. The GAAP measure most directly comparable to non-GAAP earnings from operations is earnings from operations. The GAAP measure most directly comparable to non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) is operating profit margin (Earnings from operations as a percentage of net revenue). The GAAP measure most directly comparable to non-GAAP net earnings is net earnings. The GAAP measure most directly comparable to non-GAAP diluted net earnings per share is diluted net earnings per share. The GAAP measure most directly comparable to cash flow from operations and free cash flow, each excluding litigation judgment, net of taxes paid, is cash flow from operations.
Net revenue on a constant currency basis assumes no change in the foreign exchange rate from the prior-year period. Non-GAAP gross profit and non-GAAP gross profit margin is defined to exclude charges related to the amortization of initial direct costs, stock-based compensation expense and certain acquisition, disposition and other related charges. Non-GAAP earnings from operations and non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
revenue) consist of earnings from operations excluding any charges related to the amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster charges, stock-based compensation expense and acquisition, disposition and other related charges. Non-GAAP net earnings and Non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges, as well as items such as tax indemnification and related adjustments, non-service net periodic benefit credit, litigation judgment, early debt redemption costs, earnings from equity interests, certain income tax valuation allowances and separation taxes, the impact of U.S. tax reform, structural rate adjustment and excess tax benefit from stock-based compensation. In addition, non-GAAP net earnings and non-GAAP diluted net earnings per share are adjusted by the amount of additional taxes or tax benefits associated with each non-GAAP item. We believe that excluding the items mentioned above from these non-GAAP financial measures allows management to better understand our consolidated financial performance in relation to the operating results of our segments. Management does not believe that the excluded items are reflective of ongoing operating results, and excluding them facilitates a more meaningful evaluation of our current operating performance in comparison to our peers. The excluded items can be inconsistent in amount and frequency and/or not reflective of the operational performance of the business.
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
We compensate for these limitations on the use of non-GAAP financial measures by relying primarily on our GAAP results and using non-GAAP financial measures only as a supplement. We also provide a reconciliation of each non-GAAP financial measure to its most directly comparable GAAP measure. We believe that providing net revenue on a constant currency basis, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP earnings from operations, non-GAAP operating profit margin, non-GAAP net earnings and non-GAAP diluted net earnings per share in addition to the related GAAP measures provides greater transparency to the information used in our financial and operational decision making and allows the reader of our Consolidated Financial Statements to see our financial results “through the eyes” of management.

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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 50 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2021 were the euro, Japanese yen, British pound, and Chinese yuan (renminbi). For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses as of October 31, 2021 and 2020, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2021 and 2020. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $35 million and $29 million at October 31, 2021 and 2020, respectively.
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
In order to hedge the fair value of certain fixed-rate investments, we may enter into interest rate swaps that convert fixed interest returns into variable interest returns. We may use cash flow hedges to hedge the variability of interest income received on certain variable-rate investments, by entering into interest rate swaps that convert variable rate interest returns into fixed-rate interest returns.
We have performed sensitivity analyses as of October 31, 2021 and 2020, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments, financing receivables, and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments, financing receivables, and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2021 and 2020. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, investments and financing receivables, net of interest rate swaps, of $58 million and $47 million at October 31, 2021 and 2020, respectively.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hewlett Packard Enterprise Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hewlett Packard Enterprise Company and subsidiaries (the Company) as of October 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 10, 2021, expressed an unqualified opinion thereon.
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

Valuation of goodwill

Description of the matter
At October 31, 2021, the Company’s goodwill was $18.3 billion. As discussed in Note 11 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level and more frequently when warranted based on indicators of impairment. Auditing management’s goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units, particularly for an individual reporting unit with a fair value only marginally in excess of carrying value. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the weighted average cost of capital, revenue growth rate, operating margin and terminal value, which are affected by expectations about future market or economic conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business model, product mix and other factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.
In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. We involved our valuation professionals to evaluate the application of valuation methodologies in the Company’s annual impairment test.

Estimation of variable consideration

Description of the matter
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue for sales to its customers after deducting management’s estimates of variable consideration which may include various rebates, volume-based discounts, cooperative marketing, price protection, and other incentive programs that are offered to customers, partners and distributors. Estimated variable consideration is presented within other accrued liabilities on the consolidated balance sheet and totaled $1.0 billion at October 31, 2021. Auditing the estimates of variable consideration was complex and judgmental due to the level of uncertainty involved in management’s estimate of expected usage of these programs.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating variable consideration, including controls over management’s review of the significant assumptions described above.
To test the Company’s determination of variable consideration we performed audit procedures that included, among others, evaluating the methodologies, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions to historical experience of the Company to develop an expectation of the variable consideration associated with product remaining in the distribution channel at October 31, 2021, which we compared to management’s recorded amount. In addition, we inspected the underlying agreements and compared the incentive rates used in the Company’s analyses with contractual rates. We assessed the historical accuracy of management’s estimates by comparing previous estimates of variable consideration to the amount of actual payments in subsequent periods.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2014.
San Jose, California
December 10, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hewlett Packard Enterprise Company

Opinion on Internal Control over Financial Reporting
We have audited Hewlett Packard Enterprise Company and subsidiaries’ internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hewlett Packard Enterprise Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Zerto, Ltd., which is included in the 2021 consolidated financial statements of the Company and constituted less than 1% of total assets as of October 31, 2021 and less than 1% and 1% of net revenues and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Zerto, Ltd.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2021, and the related notes and our report dated December 10, 2021 expressed an unqualified opinion thereon.
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
December 10, 2021

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
Hewlett Packard Enterprise's management assessed the effectiveness of Hewlett Packard Enterprise's internal control over financial reporting as of October 31, 2021, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Management's evaluation of internal control over financial reporting excluded the internal control activities of Zerto Ltd., which is included in the 2021 consolidated financial statements of Hewlett Packard Enterprise and constituted less than 1% of total assets as of October 31, 2021 and less than 1% and 1% of net revenue and net earnings, respectively, for the year then ended. Based on the assessment by Hewlett Packard Enterprise's management, we determined that Hewlett Packard Enterprise's internal control over financial reporting was effective as of October 31, 2021. The effectiveness of Hewlett Packard Enterprise's internal control over financial reporting as of October 31, 2021 has been audited by Ernst & Young LLP, Hewlett Packard Enterprise's independent registered public accounting firm, as stated in their report on the preceding pages.

/s/ ANTONIO F. NERI	/s/ TAREK A. ROBBIATI
Antonio F. Neri President and Chief Executive Officer	Tarek A. Robbiati Executive Vice President and Chief Financial Officer
December 10, 2021	December 10, 2021

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings

	For the fiscal years ended October 31,
	2021	2020	2019
	In millions, except per share amounts
Net revenue:
Products	$17,011	$16,264	$18,170
Services	10,279	10,249	10,507
Financing income	494	469	458
Total net revenue	27,784	26,982	29,135
Costs and expenses:
Cost of products	11,892	11,698	12,533
Cost of services	6,304	6,544	6,812
Financing interest	212	271	297
Research and development	1,979	1,874	1,842
Selling, general and administrative	4,929	4,624	4,907
Amortization of intangible assets	354	379	267
Impairment of goodwill	—	865	—
Transformation costs	930	950	453
Disaster charges (recoveries)	16	26	(7)
Acquisition, disposition and other related charges	36	80	757
Total costs and expenses	26,652	27,311	27,861
Earnings (loss) from operations	1,132	(329)	1,274
Interest and other, net	(211)	(215)	(177)
Tax indemnification and related adjustments	65	(101)	377
Non-service net periodic benefit credit	70	136	59
Litigation judgment	2,351	—	—
Earnings from equity interests	180	67	20
Earnings (loss) before (provision) benefit for taxes	3,587	(442)	1,553
(Provision) benefit for taxes	(160)	120	(504)
Net earnings (loss)	$3,427	$(322)	$1,049
Net earnings (loss) per share:
Basic	$2.62	$(0.25)	$0.78
Diluted	$2.58	$(0.25)	$0.77

Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,309	1,294	1,353
Diluted	1,330	1,294	1,366

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31,
	2021	2020	2019
	In millions
Net earnings (loss)	$3,427	$(322)	$1,049
Other comprehensive income (loss) before taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	(3)	(1)	9
(Gains) losses reclassified into earnings	—	(4)	(3)
	(3)	(5)	6
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	(50)	(40)	308
Net (gains) losses reclassified into earnings	156	(21)	(371)
	106	(61)	(63)
Change in unrealized components of defined benefit plans:
Net unrealized gains (losses) arising during the period	763	(358)	(701)
Amortization of net actuarial loss and prior service benefit	281	249	216
Curtailments, settlements and other	4	10	15
	1,048	(99)	(470)
Change in cumulative translation adjustment	16	(12)	(18)
Other comprehensive income (loss) before taxes	1,167	(177)	(545)
(Provision) benefit for taxes	(143)	8	36
Other comprehensive income (loss), net of taxes	1,024	(169)	(509)
Comprehensive income (loss)	$4,451	$(491)	$540

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	As of October 31,
	2021	2020
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,996	$4,233
Accounts receivable, net of allowances	3,979	3,386
Financing receivables, net of allowances	3,932	3,794
Inventory	4,511	2,674
Other current assets	2,460	2,469
Total current assets	18,878	16,556
Property, plant and equipment	5,613	5,625
Long-term financing receivables and other assets	11,670	10,544
Investments in equity interests	2,210	2,170
Goodwill	18,306	18,017
Intangible assets	1,022	1,103
Total assets	$57,699	$54,015
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,552	$3,755
Accounts payable	7,004	5,383
Employee compensation and benefits	1,778	1,391
Taxes on earnings	169	148
Deferred revenue	3,408	3,430
Accrued restructuring	290	366
Other accrued liabilities	4,486	4,265
Total current liabilities	20,687	18,738
Long-term debt	9,896	12,186
Other non-current liabilities	7,099	6,995
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Common stock, $0.01 par value (9,600 shares authorized; 1,295 and 1,287 issued and outstanding at October 31, 2021 and October 31, 2020, respectively)	13	13
Additional paid-in capital	28,470	28,350
Accumulated deficit	(5,597)	(8,375)
Accumulated other comprehensive loss	(2,915)	(3,939)
Total HPE stockholders' equity	19,971	16,049
Non-controlling interests	46	47
Total stockholders' equity	20,017	16,096
Total liabilities and stockholders' equity	$57,699	$54,015

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the fiscal years ended October 31,
	2021	2020	2019
	In millions
Cash flows from operating activities:
Net earnings (loss)	$3,427	$(322)	$1,049
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,597	2,625	2,535
Impairment of goodwill	—	865	—
Stock-based compensation expense	382	274	268
Provision for inventory and doubtful accounts	176	308	240
Restructuring charges	620	769	221
Deferred taxes on earnings	(167)	(294)	1,079
Earnings from equity interests	(180)	(67)	(20)
Dividends received from equity investees	184	165	156
Other, net	202	163	204
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(591)	(461)	374
Financing receivables	(165)	(487)	(410)
Inventory	(1,959)	(527)	46
Accounts payable	1,608	(225)	(525)
Taxes on earnings	(73)	(122)	(1,093)
Restructuring	(527)	(478)	(331)
Other assets and liabilities	337	54	204
Net cash provided by operating activities	5,871	2,240	3,997
Cash flows from investing activities:
Investment in property, plant and equipment	(2,502)	(2,383)	(2,856)
Proceeds from sale of property, plant and equipment	354	703	597
Purchases of available-for-sale securities and other investments	(60)	(101)	(39)
Maturities and sales of available-for-sale securities and other investments	15	48	26
Financial collateral posted	(903)	(644)	(403)
Financial collateral received	805	665	744
Payments made in connection with business acquisitions, net of cash acquired	(505)	(866)	(1,526)
Net cash used in investing activities	(2,796)	(2,578)	(3,457)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	(36)	(9)	(53)
Proceeds from debt, net of issuance costs	3,022	7,007	3,517
Payment of debt	(5,465)	(5,099)	(2,203)
Net (payments) proceeds related to stock-based award activities	(29)	(36)	48
Repurchase of common stock	(213)	(355)	(2,249)
Cash dividends paid to non-controlling interests	(18)	(7)	—
Cash dividends paid to shareholders	(625)	(618)	(608)
Net cash (used in) provided by financing activities	(3,364)	883	(1,548)
(Decrease) increase in cash, cash equivalents and restricted cash	(289)	545	(1,008)
Cash, cash equivalents and restricted cash at beginning of period	4,621	4,076	5,084
Cash, cash equivalents and restricted cash at end of period	$4,332	$4,621	$4,076
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$398	$297	$518
Interest expense paid	$486	$574	$593

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2018	1,423,303	$14	$30,342	$(5,899)	$(3,218)	$21,239	$35	$21,274
Net earnings				1,049		1,049	16	1,065
Other comprehensive loss					(509)	(509)	—	(509)
Comprehensive income						540	16	556
Stock-based compensation expense			270			270		270
Tax withholding related to vesting of employee stock plans			(61)			(61)		(61)
Issuance of common stock in connection with employee stock plans and other	19,093		113			113		113
Repurchases of common stock	(148,027)	(1)	(2,220)			(2,221)		(2,221)
Cash dividends declared ($0.4575 per common share)				(601)		(601)		(601)
Effects of adoption of accounting standard updates (1)				(2,181)		(2,181)		(2,181)
Balance at October 31, 2019	1,294,369	$13	$28,444	$(7,632)	$(3,727)	$17,098	$51	$17,149
Net earnings (loss)				(322)		(322)	11	(311)
Other comprehensive loss					(169)	(169)	—	(169)
Comprehensive income (loss)						(491)	11	(480)
Stock-based compensation expense			278			278		278
Tax withholding related to vesting of employee stock plans			(89)			(89)		(89)
Issuance of common stock in connection with employee stock plans and other	17,397		63			63	1	64
Repurchases of common stock	(24,756)		(346)			(346)		(346)
Cash dividends declared ($0.36 per common share)				(464)		(464)	(16)	(480)
Effects of adoption of accounting standard updates (2)				43	(43)	—		—
Balance at October 31, 2020	1,287,010	$13	$28,350	$(8,375)	$(3,939)	$16,049	$47	$16,096
Net earnings				3,427		3,427	9	3,436
Other comprehensive income					1,024	1,024	—	1,024
Comprehensive income						4,451	9	4,460
Stock-based compensation expense			382			382		382
Tax withholding related to vesting of employee stock plans			(86)			(86)		(86)
Issuance of common stock in connection with employee stock plans and other	23,135		49	1		50		50
Repurchases of common stock	(15,511)		(225)			(225)		(225)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Cash dividends declared ($0.48 per common share)				(625)		(625)	(10)	(635)
Effects of adoption of accounting standard updates (3)				(25)		(25)		(25)
Balance at October 31, 2021	1,294,634	$13	$28,470	$(5,597)	$(2,915)	$19,971	$46	$20,017

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
(3) For fiscal 2021, $25 million represents the impact of the adoption of the accounting standard on the measurement of credit losses on financing receivables.

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
Acquisition
In August 2021, the Company completed the acquisition of Zerto Ltd. ("Zerto"), an industry leader in cloud data management and protection for a fair value consideration of $416 million. Zerto's results of operations were included within the Storage segment from the date of acquisition. This acquisition expands HPE GreenLake and further enables the shift of the Storage segment toward more cloud-native and software-defined data services solutions. For further discussion on this acquisition, refer to Note 10, "Acquisitions".
Litigation Judgment
In October 2021, the Company received $2.35 billion which represents Oracle Corporation’s satisfaction of the judgment in the Itanium litigation. The gain was recognized as other income and presented as Litigation judgment in the Consolidated Statements of Earnings. For further discussion on this litigation judgment, refer to Note 17, “Litigation and Contingencies".
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
Segment Realignment and Reclassifications
In October 2021, we renamed the segment previously known as High Performance Computing and Mission Critical Solutions ("HPC & MCS") to High Performance Computing and Artificial Intelligence ("HPC & AI").
Effective at the beginning of the first quarter of fiscal 2021, HPE implemented certain organizational changes to align its segment financial reporting more closely with its current business structure. These organizational changes are: (i) the transfer of the lifecycle event services business, previously reported within the Advisory and Professional Services ("A & PS") reportable segment to the Compute, Storage and HPC & AI reportable segments; (ii) the transfer of certain software and related services businesses, previously reported within the Compute, Storage and A & PS reportable segments to the Corporate Investments and Other reportable segment, to form a new Software operating segment; and (iii) the transfer of the remaining A & PS operating

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
segment, previously reported as a separate reportable segment, to the Corporate Investments and Other reportable segment. As a result of these changes, the Corporate Investments and Other Segment now includes the A & PS operating segment, the Communications and Media Solutions operating segment, the Software operating segment, and Hewlett Packard Enterprise Labs which is responsible for research and development.
Additionally, effective at the beginning of the first quarter of fiscal 2021, the Company excluded stock-based compensation expense from its segment earnings from operations.
The Company reflected these changes to its segment information retrospectively to the earliest period presented, which primarily resulted in the realignment of net revenue, operating profit and total assets for each of the segments as described above. These changes had no impact on Hewlett Packard Enterprise’s previously reported consolidated net revenue, net earnings, net earnings per share ("EPS") or total assets. For further discussion on the Company's segments, refer to Note 2, "Segment Information".
Use of Estimates
The preparation of financial statements requires management to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are assessed each period and updated to reflect current information, including those related to revenue recognition, stock-based compensation, net periodic benefit costs, restructuring accruals, provision for taxes, valuation allowance for deferred taxes, provision for expected credit losses, inventory reserves, and impairment assessments of goodwill, intangible assets and other long-lived assets. The Company believes that these estimates, judgments and assumptions are reasonable under the circumstances, and are subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates change, it could adversely affect the Company's results of operations. Actual results could differ materially from these estimates under different assumptions or conditions.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Costs to obtain a contract with a customer
The Company capitalizes the incremental costs of obtaining a contract with a customer, primarily sales commissions, if the Company expects to recover those costs. The Company has elected, as a practical expedient, to expense the costs of obtaining a contract as incurred for contracts with terms of one year or less. The typical amortization periods used range from two to five years. The Company periodically reviews the capitalized sales commission costs for possible impairment losses. The amortization of capitalized costs to obtain a contract are included in Selling, general and administrative expense. Refer to Note 7, "Balance Sheet Details" for additional information.
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
Retirement and Post-Retirement Plans
The Company has various defined benefit, other contributory and noncontributory, retirement and post-retirement plans. The costs and obligations for these plans depend on various assumptions. Major assumptions relate primarily to discount rates, mortality rates, expected increases in compensation levels and the expected long-term return on plan assets. These assumptions vary by plan, and the weighted-average rates used are set forth in Note 4, "Retirement and Post-Retirement Benefit Plans".
The discount rate assumption is based on current investment yields of high-quality fixed-income securities with maturities similar to the expected benefits payment period. Mortality rates help predict the expected life of plan participants and are based on a historical demographic study of the plan. The expected increase in the compensation levels assumption reflects long-term actual experience and future expectations. The expected long-term return on plan assets is determined based on asset allocations, historical portfolio results, historical asset correlations and management's expected returns for each asset class. In any fiscal year, significant differences may arise between the actual return and the expected long-term return on plan assets. Historically, differences between the actual return and expected long-term return on plan assets have resulted from changes in target or actual asset allocation, short-term performance relative to expected long-term performance, and to a lesser extent, differences between target and actual investment allocations, the timing of benefit payments compared to expectations, and the use of derivatives intended to effect asset allocation changes or hedge certain investment or liability exposures.
The following table provides the impact changes in the weighted-average assumptions of discount rates, the expected increase in compensation levels and the expected long-term return on plan assets would have had on the net periodic benefit cost for fiscal 2021:

	Change in basis points	Change in Net Periodic Benefit Cost
		In millions
Assumptions:
Discount rate	(25)	$23
Expected increase in compensation levels	25	$5
Expected long-term return on plan assets	(25)	$35
The Company generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the average remaining estimated service life or, in the case of closed plans, life expectancy of participants. In limited cases, actuarial gains and losses are amortized using the corridor approach.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Advertising
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Advertising expense totaled approximately $172 million in fiscal 2021, $143 million in fiscal 2020, and $188 million in fiscal 2019.
Restructuring
The Company's transformation programs include charges to approved restructuring plans. Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. These restructuring actions require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction and enhanced early retirement programs, the fair value of assets made redundant or obsolete, and the value of lease and contract cancellation and other exit costs. The Company records restructuring charges based on estimated employee terminations and site closure and consolidation plans. The Company accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. For a full description of our restructuring actions, refer to our discussions in Note 3, "Transformation Programs".
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
The Company records accruals for uncertain tax positions when the Company believes that it is not more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The provision for income taxes includes the effects of adjustments for uncertain tax positions as well as any related interest and penalties. The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in (Provision) benefit for taxes in the Consolidated Statements of Earnings.
The Company is subject to the Global Intangible Low Taxed Income ("GILTI") tax in the U.S. The Company elected to treat taxes on future GILTI inclusions in U.S. taxable income as a current period expense when incurred.
Allowance for Doubtful Accounts
Accounts Receivable
The allowance for expected credit losses related to accounts receivable is comprised of a general reserve and a specific reserve. The Company may record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. If there are additional changes in circumstances related to the specific customer, the Company further adjusts estimates of the recoverability of receivables. The Company maintains an allowance for credit losses for all other customers based on a variety of factors, including the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, the financial condition of customers and the length of time receivables are past due. These qualitative factors are subjective and require a degree of management judgment. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. The Company establishes an allowance for expected credit losses related to accounts receivable, including unbilled receivables.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Financing Receivable
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
Credit risk with respect to accounts receivable from trade customers and financing receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of the financial condition of its customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of October 31, 2021 and 2020 no single customer accounted for more than 10% of the Company's receivable from trade customers and financing receivables.
The Company utilizes outsourced manufacturers around the world to manufacture company-designed products. The Company may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 92% and 89% of the Company's manufacturer receivables of $947 million and $687 million at October 31, 2021 and 2020, respectively. The Company includes the manufacturer receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. The Company's credit risk associated with these receivables is mitigated wholly or in part by the amount the Company owes to these outsourced manufacturers, as the Company generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. The Company does not reflect the sale of these components in revenue and does not recognize any profit on these component sales until the manufactured products are sold by

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
the Company, at which time any profit is recognized as a reduction to cost of sales. The Company obtains certain components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of the Company's relationship with a single source supplier, or any unilateral modification to the contractual terms under which the Company is supplied components by a single source supplier could adversely affect the Company's revenue and gross margins.
Restricted Cash
Restricted cash is included within Other current assets in the accompanying Consolidated Balance Sheets and is primarily related to cash received under the Company's collateral securities agreements for its derivative instruments and cash restricted under the fixed-term securitization program for the issuance of asset-backed debt securities.
Inventory
The Company values inventory at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. At each reporting period, the Company assesses the value of its inventory and writes down the cost of inventory to its net realizable value if required, for estimated excess or obsolescence. Factors influencing these adjustments include changes in future demand forecasts, market conditions, technological changes, product life-cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. The write down for excess or obsolescence is charged to the provision of inventory, which is a component of Cost of Products and Cost of Services in the Consolidated Statement of Earnings. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
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
Leases
Lessee Accounting
The Company enters into various leases as a lessee for assets including office buildings, data centers, vehicles, and aviation. The Company determines if an arrangement is a lease at inception. An arrangement contains a lease when the arrangement conveys the right to control the use of an identified asset over the lease term. Upon lease commencement, the Company records a lease liability for the obligation to make lease payments and right-of-use ("ROU") asset for the right to use the underlying asset for the lease term in the Consolidated Balance Sheet. The lease liability is measured at commencement date based on the present value of lease payments not yet paid over the lease term and the Company's incremental borrowing rate. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate which approximates the rate at which the Company would borrow, on a secured basis, in the country where the lease was executed. The ROU asset is based on the lease liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. Fixed payments are included in the recognition of ROU assets and liabilities, while non-lease components, such as maintenance or utility charges are expensed as incurred. The Company has agreements with lease and non-lease components that are accounted for separately and not included in its leased assets and corresponding liabilities for the majority of the Company's lease agreements. The Company allocates consideration to the lease and non-lease components using their relative standalone values.

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
The Company estimates the fair value of its reporting units using a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach with the exception of the Software reporting unit which uses a weighting derived most significantly from the market approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows covering discrete forecast periods as well as terminal value determinations. The Company prepares cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, the Company estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. The Company weights the fair value derived from the market approach commensurate with the level of comparability of these publicly traded companies to the reporting unit. When market comparables are not meaningful or not available, the Company estimates the fair value of a reporting unit using only the income approach.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
Intangible Assets and Long-Lived Assets
The Company reviews intangible assets with finite lives, long-lived assets and ROU assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For lease assets such circumstances would include a decision to abandon the use of all or part of an asset, or subleases that do not fully recover the costs of the associated lease. The Company assesses the recoverability of assets based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the undiscounted future cash flows are less than the carrying amount, the asset is impaired. The Company measures the amount of impairment loss, if any, as the difference between the carrying amount of the asset and its fair value using an income approach or, when available and appropriate, using a market approach. The Company amortizes intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from one to ten years.
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
Equity Securities Investments
Equity securities investments with readily determinable fair values (other than those accounted for under the equity method or those that result in consolidation of the investee) are measured at fair value and any changes in fair value are recognized in Interest and other, net in the Consolidated Statement of Earnings. For equity investments without readily determinable fair values, the Company has elected to use the fair value option or apply the measurement alternative, under which investments are measured at cost, less impairment, and adjusted for qualifying observable price changes on a prospective basis. The Company reviews for impairment at each reporting period, assessing factors such as deterioration of earnings, adverse change in market/industry conditions, the ability to operate as a going concern, and other factors which indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statement of Earnings.
Debt Securities Investments
Debt securities are generally considered available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses for available-for-sale securities are calculated based on the specific identification method and included in Interest and other, net in the Consolidated Statements of Earnings. The Company monitors its investment portfolio for potential impairment on a quarterly basis. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be due to credit-related factors, the Company recognizes the impairment using an allowance for credit loss in Interest and other, net, in the Consolidated Statements of Earnings, while the impairment that is not credit related is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Derivatives
The Company uses derivative financial instruments, primarily forwards, swaps, and, at times, options, to manage a variety of risks, including risks related to foreign currency and interest rate exposures. The Company does not use derivative financial instruments for speculative purposes.
The Company receives fair value to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. When prices in active markets are not available for an identical asset or liability, the Company generally uses industry standard valuation models to measure the fair value of derivative positions. Such measurements involve projecting future cash flows and discounting the future amounts to present value using market based observable inputs, including interest rate curves, Company and counterparty credit risk, foreign currency exchange rates, and forward and spot prices. In the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often involves significant judgments about assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to the asset or liability being valued.
For a further discussion of fair value measurements and derivative instruments, refer to Note 12, "Fair Value" and Note 13, "Financial Instruments", respectively.
Contingencies
The Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a liability for contingencies when it believes it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not record gain contingencies until realized. See Note 17, "Litigation and Contingencies", for a full description of the Company's contingencies.
Warranties
The Company accrues the estimated cost of product warranties at the time of recognizing revenue. The Company's standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. The estimated warranty obligation is based on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of the Company's baseline experience. Warranty terms generally range from one to five years for parts and labor, depending upon the product. For certain networking products, the Company offers a lifetime warranty. Over the last three fiscal years, the annual warranty expense has averaged approximately 1.3% of annual net product revenue. Refer to Note 18, "Guarantees, Indemnifications and Warranties" for additional information.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board ("FASB") amended guidance to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Generally, this new guidance will result in the Company recognizing contract assets and contract liabilities consistent with those reported by the acquiree immediately before the acquisition date. The Company adopted the guidance in the fourth quarter of fiscal 2021 retrospectively to all business combinations completed since the beginning of fiscal 2021. There was no material impact on the Company's Consolidated Financial Statements.
In January 2021, the FASB issued guidance to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment can apply certain optional expedients and exceptions mentioned in its reference rate reform guidance even though they do not reference to LIBOR or a rate being discontinued. This guidance was effective upon issuance. The Company adopted the guidance in the first quarter of fiscal 2021 and there was no impact on its Consolidated Financial Statements upon adoption.
In December 2019, the FASB amended the existing accounting standards for income taxes. The amendments clarify and simplify the accounting for income taxes by eliminating certain exceptions to the general principles. The Company adopted the guidance in the first quarter of fiscal 2021 and there was no material impact on its Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
In August 2018, the FASB issued guidance on a customer's accounting for implementation costs incurred in cloud computing arrangements that are hosted by a vendor. Certain types of implementation costs should be capitalized and amortized over the term of the hosting arrangement. The Company adopted the guidance in the first quarter of fiscal 2021 and there was no material impact on its Consolidated Financial Statements.
In August 2018, the FASB issued guidance which changes the disclosure requirements for fair value measurements and defined benefit pension plans. The Company adopted the guidance in the first quarter of fiscal 2021 and there was no impact on its Consolidated Financial Statements. See Note 4, "Retirement and Post-Retirement Benefit Plans" for additional disclosures.
In June 2016, the FASB amended the existing accounting standards for the measurement of credit losses with additional amendments in 2018, 2019 and 2020. These amendments primarily require the measurement and recognition of current expected credit losses for financial assets held at amortized cost. The amended accounting standard replaces the existing incurred loss impairment model with an expected loss model, which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The Company adopted the Current Expected Credit Losses standard (the “CECL standard”) as of November 1, 2020 using the modified retrospective method, with the cumulative-effect adjustment recorded to the opening balance of Accumulated deficit within stockholders’ equity in the Consolidated Balance Sheets. The cumulative effect of adopting the CECL standard resulted in an increase of $28 million to the allowance for expected credit losses within financing receivables, and a corresponding increase of $25 million, net of $3 million of deferred taxes to Accumulated deficit as of November 1, 2020.
Recently Enacted Accounting Pronouncements
In November 2021, the FASB issued guidance to increase the transparency of government assistance received by an entity by requiring disclosures relating to accounting policy, nature of the assistance, and the effect of the assistance on the financial statements. The Company is required to adopt the guidance in the first quarter of fiscal 2023, though early adoption is permitted. The Company is currently evaluating the impact of these amendments on its Consolidated Financial Statements.
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
Note 2: Segment Information
As described in Note 1, "Overview and Summary of Significant Accounting Policies", effective at the beginning of the first quarter of fiscal 2021, the Company implemented certain organizational changes to align its segment financial reporting more closely with its current business structure. Hewlett Packard Enterprise's operations are now organized into six segments for financial reporting purposes: Compute, HPC & AI, Storage, Intelligent Edge, Financial Services ("FS"), and Corporate Investments and Other. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), who is the Chief Executive Officer ("CEO"), uses to evaluate, view and run the Company's business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The six segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results. A summary of the types of products and services within each segment is as follows:
Compute includes both general purpose servers for multi-workload computing and workload optimized servers to offer the best performance and value for demanding applications. This portfolio of products includes the HPE Proliant rack and tower servers; HPE Synergy and HPE BladeSystems. Compute offerings also include operational and support services and HPE GreenLake for Compute as-a-service.
High Performance Computing & Artificial Intelligence offers standard and custom hardware and software solutions designed to support specific use cases. The HPC hardware solutions are segmented into several categories, High Performance Computing (“HPC”), Data Solutions, and Edge Compute. The HPC portfolio of products includes the HPE Apollo and Cray products that are often sold as supercomputing systems, including exascale supercomputers. The Data Solutions portfolio (formerly named Mission Critical Solutions) includes the HPE Superdome Flex, HPE Nonstop and HPE Integrity product lines.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Edge Compute primarily offers HPE Edgeline products. HPC & AI offerings also include operational and support services and solutions delivered as-a-service through HPE GreenLake.
Storage provides workload optimized storage product and service offerings which include an intelligent hyperconverged infrastructure ("HCI") with HPE Nimble Storage dHCI and HPE SimpliVity. The portfolio also includes primary storage with HPE Primera, HPE Nimble Storage, HPE Alletra and HPE 3PAR Storage for mission-critical and general-purpose workloads, HPE Recovery Manager Central, HPE StoreOnce, HPE Cloud Volumes Backup and Big Data solutions running on Apollo servers. Storage also provides solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE Modular Storage Arrays ("MSA") and HPE XP. Storage offerings also include operational and support services, software subscription services, and solutions delivered as-a-service through HPE GreenLake.
Intelligent Edge offers wired and wireless local area network ("LAN"), campus and data center switching, software-defined wide-area-network (from the Silver Peak acquisition), network security, and associated services to enable secure connectivity for businesses of any size. The HPE Aruba product portfolio includes products such as Wi-Fi access points, switches, routers, and sensors. The HPE Aruba software and services portfolio includes cloud-based management, network management, network access control, analytics and assurance, location services software and professional and support services, as well as as-a-service and consumption models through HPE GreenLake for the Intelligent Edge portfolio of products. Intelligence Edge also offers an Edge Service Platform ("Aruba ESP") to help customers meet their connectivity, security, and financial requirements across campus, branch, data center, and remote worker environments, covering all aspects of wired, wireless LAN, and wide area networking.
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
Corporate Investments and Other includes the A & PS business which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities; the Communications and Media Solutions business ("CMS") which primarily offers software and related services to the telecommunications industry; the HPE Software business which offers HPE Ezmeral Container Platform and HPE Ezmeral Data Fabric; and Hewlett Packard Labs which is responsible for research and development.
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
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate costs and eliminations, stock-based compensation expense, amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster charges and acquisition, disposition and other related charges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Segment Operating Results

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
2021
Net revenue	$12,041	$3,041	$4,681	$3,277	$3,388	$1,356	$27,784
Intersegment net revenue	251	147	82	10	13	—	503
Total segment net revenue	$12,292	$3,188	$4,763	$3,287	$3,401	$1,356	$28,287
Segment earnings (loss) from operations	$1,326	$234	$778	$500	$390	$(95)	$3,133
2020
Net revenue	$11,905	$3,014	$4,592	$2,838	$3,340	$1,293	$26,982
Intersegment net revenue	380	91	93	17	12	5	598
Total segment net revenue	$12,285	$3,105	$4,685	$2,855	$3,352	$1,298	$27,580
Segment earnings (loss) from operations	$1,007	$285	$813	$337	$284	$(206)	$2,520
2019
Net revenue	$13,332	$2,861	$5,183	$2,901	$3,573	$1,285	$29,135
Intersegment net revenue	398	122	72	12	8	3	615
Total segment net revenue	$13,730	$2,983	$5,255	$2,913	$3,581	$1,288	$29,750
Segment earnings (loss) from operations	$1,719	$365	$1,009	$216	$310	$(314)	$3,305

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The reconciliation of segment operating results to Consolidated Statement of Earnings results was as follows:

	For the fiscal years ended October 31,
	2021	2020	2019
	In millions
Net revenue:
Total segments	$28,287	$27,580	$29,750
Elimination of intersegment net revenue	(503)	(598)	(615)
Total consolidated net revenue	$27,784	$26,982	$29,135
Earnings before taxes:
Total segment earnings from operations	$3,133	$2,520	$3,305
Unallocated corporate costs and eliminations	(285)	(238)	(286)
Stock-based compensation expense	(372)	(274)	(268)
Amortization of initial direct costs	(8)	(10)	—
Amortization of intangible assets	(354)	(379)	(267)
Impairment of goodwill	—	(865)	—
Transformation costs	(930)	(950)	(453)
Disaster (charge) recovery	(16)	(26)	7
Acquisition, disposition and other related charges	(36)	(107)	(764)
Interest and other, net	(211)	(215)	(177)
Tax indemnification adjustments	65	(101)	377
Non-service net periodic benefit credit	70	136	59
Litigation judgment	2,351	—	—
Earnings from equity interests	180	67	20
Total earnings (loss) before (provision) benefit for taxes	$3,587	$(442)	$1,553
Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to total assets as per Consolidated Balance Sheets were as follows:

	As of October 31,
	2021	2020
	In millions
Compute	$16,208	$14,962
HPC & AI	6,726	6,245
Storage	7,097	6,438
Intelligent Edge	4,435	4,352
Financial Services	14,951	14,765
Corporate Investments and Other	1,209	1,124
Corporate and unallocated assets	7,073	6,129
Total assets	$57,699	$54,015
Major Customers
No single customer represented 10% or more of the Company's total net revenue in any fiscal year presented.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2021, 2020 and 2019, other than the U.S., no country represented more than 10% of the Company's net revenue.
Net revenue by country was as follows:

	For the fiscal years ended October 31,
	2021	2020	2019
	In millions
Americas
U.S.	$8,850	$9,162	$9,582
Americas excluding U.S.	1,825	1,700	1,922
Total Americas	10,675	10,862	11,504
Europe, Middle East and Africa	10,329	9,745	10,828
Asia Pacific and Japan	6,780	6,375	6,803
Total consolidated net revenue	$27,784	$26,982	$29,135
Property, plant and equipment by country in which the Company's operates was as follows:

	As of October 31,
	2021	2020
	In millions
U.S.	$2,811	$2,762
Other countries	2,802	2,863
Total property, plant and equipment	$5,613	$5,625
Note 3: Transformation Programs
Transformation programs are comprised of the cost optimization and prioritization plan and the HPE Next initiative. During the third quarter of fiscal 2020, the Company launched the cost optimization and prioritization plan which focuses on realigning the workforce to areas of growth, a new hybrid workforce model called Edge-to-Office, real estate strategies and simplifying and evolving our product portfolio strategy. The implementation period of the cost optimization and prioritization plan is through fiscal 2023. During this time the Company expects to incur transformation costs predominantly related to labor restructuring, non-labor restructuring, IT investments, design and execution charges and real estate initiatives.
During the third quarter of fiscal 2017, the Company launched an initiative called HPE Next to put in place a purpose-built company designed to compete and win in the markets where it participates. Through this program the Company is simplifying the operating model, streamlining our offerings, business processes and business systems to improve our execution. The implementation period of the HPE Next initiative is extended through fiscal 2023. During the remaining implementation period, the Company expects to incur transformation costs predominantly related to IT infrastructure costs for streamlining, upgrading and simplifying back-end operations, and real estate initiatives. These costs are expected to be partially offset by gains from real estate sales.
Cost Optimization and Prioritization Plan
During fiscal 2021 and 2020, the Company incurred $695 million and $384 million, respectively, of charges related to the cost optimization and prioritization plan of which $690 million and $384 million were recorded within Transformation costs, and $5 million in fiscal 2021 was recorded with in Non-service net periodic benefit credit in the Consolidated Statements of Earnings, the components of which were as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	For the fiscal years ended October 31,
	2021	2020
	In millions
Program management	$83	$55
IT costs	14	—
Restructuring charges	598	329
Total	$695	$384
HPE Next
During fiscal 2021, 2020 and 2019, the Company incurred $240 million, $569 million and $462 million, respectively, in net charges associated with HPE Next. For fiscal 2021, 2020 and 2019, $240 million, $566 million and $453 million were recorded within Transformation costs, and $3 million and $9 million were recorded within Non-service net periodic benefit credit in the Consolidated Statements of Earnings for fiscal 2020 and 2019, respectively.
The components of costs relating to HPE Next were as follows:

	For the fiscal years ended October 31,
	2021	2020	2019
	In millions
Program management	$14	$35	$29
IT costs	174	100	134
Restructuring charges	22	440	219
Gains on real estate sales	(3)	(45)	(7)
Impairment on real estate assets	4	10	47
Other	29	29	40
Total	$240	$569	$462
Restructuring Plan
On May 19, 2020, the Company's Board of Directors approved a restructuring plan in connection with the cost optimization and prioritization plan. As of October 31, 2021, the Company estimates that it will incur aggregate charges of approximately $1.3 billion through fiscal 2023 in connection with the cost optimization and prioritization plan which relates to labor restructuring and non-labor restructuring, primarily relating to real estate site exits. The changes to the workforce will vary by country, based on business needs, local legal requirements and consultations with employee works councils and other employee representatives, as appropriate.
On October 16, 2017, the Company's Board of Directors approved a restructuring plan in connection with the HPE Next (the "HPE Next Plan") and on September 20, 2018, the Company's Board of Directors approved a revision to that restructuring plan. As of October 31, 2020, the headcount exits under the HPE Next Plan were complete. The Company estimates that it will incur charges through fiscal 2023, relating to non-labor restructuring, primarily from real estate site exits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Restructuring activities related to the Company's employees and infrastructure under the cost optimization and prioritization plan and HPE Next Plan, are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions		In millions
Liability as of October 31, 2018	$—	$—	$291	$33
Charges	—	—	154	65
Cash payments	—	—	(256)	(37)
Non-cash items	—	—	(11)	(19)
Liability as of October 31, 2019	$—	$—	$178	$42
Charges	230	99	341	99
Cash payments	(18)	(3)	(383)	(50)
Non-cash items	(2)	(28)	8	(39)
Liability as of October 31, 2020	$210	$68	$144	$52
Charges	277	321	—	22
Cash payments	(255)	(127)	(101)	(37)
Non-cash items	(4)	(73)	1	(4)
Liability as of October 31, 2021	$228	$189	$44	$33
Total costs incurred to date as of October 31, 2021	$507	$420	$1,261	$247
Total expected costs to be incurred as of October 31, 2021	$700	$600	$1,261	$255
The current restructuring liability related to the transformation programs, reported in Consolidated Balance Sheets as of October 31, 2021 and 2020, was $287 million and $359 million, respectively, in accrued restructuring, and $27 million and $24 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Consolidated Balance Sheets as of October 31, 2021 and 2020 was $180 million and $91 million, respectively.
Note 4: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
The Company sponsors defined benefit pension plans worldwide, the most significant of which are the United Kingdom ("UK") and Germany plans. The pension plan in the UK is closed to new entrants, however, members continue to earn benefit accruals. This plan provides benefits based on final pay and years of service and generally requires contributions from members. The German pension program that is open to new hires consists of cash balance plans that provide employer credits as a percentage of pay, certain employee pay deferrals and employer matching contributions. There also are previously closed German pension programs that include cash balance and final average pay plans. These previously closed pension programs comprise the majority of the pension obligations in Germany.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Defined Contribution Plans
The Company offers various defined contribution plans for U.S. and non-U.S. employees. The Company's defined contribution expense was approximately $170 million in fiscal 2021, $160 million in fiscal 2020 and $181 million in fiscal 2019. U.S. employees are automatically enrolled in the Hewlett Packard Enterprise Company 401(k) Plan ("HPE 401(k) Plan"), when they meet eligibility requirements, unless they decline participation. The HPE 401(k) Plan's quarterly employer matching contributions are 100% of an employee's contributions, up to a maximum of 4% of eligible compensation. Due to cost containment measures put in place in response to COVID-19, the Company suspended the employer match for U.S. employees from July 1, 2020 through the end of the calendar year 2020.
Pension Benefit Expense
The Company's net pension and post-retirement benefit costs that were directly attributable to the eligible employees, retirees and other former employees of Hewlett Packard Enterprise and recognized in the Consolidated Statements of Earnings for fiscal 2021, 2020 and 2019 are presented in the table below.

	As of October 31,
	2021	2020	2019	2021	2020	2019
	Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$97	$94	$85	$1	$1	$1
Interest cost(1)	118	143	215	4	5	7
Expected return on plan assets(1)	(479)	(544)	(511)	(1)	(1)	(1)
Amortization and deferrals(1):
Actuarial loss (gain)	296	264	235	(2)	(1)	(4)
Prior service benefit	(13)	(14)	(15)	—	—	—
Net periodic benefit cost	19	(57)	9	2	4	3
Settlement loss(1)	4	10	13	—	—	—
Special termination benefits(1)	3	2	2	—	—	—
Total net benefit cost (credit)	$26	$(45)	$24	$2	$4	$3

(1)These non-service components of net periodic benefit cost are included in Non-service net periodic benefit credit in the Consolidated Statements of Earnings.
The weighted-average assumptions used to calculate the net benefit cost (credit) in the table above for fiscal 2021, 2020 and 2019 were as follows:

	As of October 31,
	2021	2020	2019	2021	2020	2019
	Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate used to determine benefit obligation	1.0%	1.2%	2.1%	2.8%	3.4%	4.9%
Discount rate used to determine service cost	1.3%	1.6%	2.3%	2.6%	3.0%	4.4%
Discount rate used to determine interest cost	0.8%	1.0%	1.8%	2.3%	3.2%	4.7%
Expected increase in compensation levels	2.5%	2.5%	2.5%	—	—	—
Expected long-term return on plan assets	3.3%	4.1%	4.3%	2.3%	2.3%	2.6%
Interest crediting rate(1)	2.5%	2.5%	2.5%	2.7%	3.7%	3.7%

(1)The average assumed interest credited for HPE's cash balance plans and postretirement plans, as applicable.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Funded Status
The funded status of the plans was as follows:

	As of October 31,
	2021	2020	2021	2020
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$14,127	$13,434	$57	$54
Addition/deletion of plans(1)	60	5	—	—
Actual return on plan assets	1,256	557	2	—
Employer contributions	167	167	5	5
Participant contributions	23	24	5	5
Benefits paid	(486)	(410)	(9)	(7)
Settlement	(32)	(51)	—	—
Currency impact	239	401	—	—
Fair value—end of year	$15,354	$14,127	$60	$57
Change in benefit obligation:
Projected benefit obligation—beginning of year	$14,845	$14,225	$167	$179
Addition/deletion of plans(1)	68	5	—	—
Service cost	97	94	1	1
Interest cost	118	143	4	5
Participant contributions	23	24	5	5
Actuarial loss (gain)	13	368	(10)	(9)
Benefits paid	(486)	(410)	(9)	(7)
Plan amendments	—	(3)	—	—
Curtailment	(5)	—	—	—
Settlement	(32)	(51)	—	—
Special termination benefits	3	2	—	—
Currency impact	228	448	3	(7)
Projected benefit obligation—end of year	$14,872	$14,845	$161	$167
Funded status at end of year	$482	$(718)	$(101)	$(110)
Accumulated benefit obligation	$14,668	$14,619	$—	$—

(1)Includes the addition/deletion of plans resulting from acquisitions.
For the year ended October 31, 2021, the benefit obligation remained flat at approximately $14.9 billion primarily due to the effects of increasing discount rates offset by increases in long-term inflation assumptions for various plans. Assets returned much better than expected resulting in an increase in pension assets from approximately $14.1 billion to $15.4 billion. For the year ended October 31, 2020, the increase in the benefit obligation was primarily attributable to a decrease in the discount rate which resulted in an increase to HPE's pension liability of approximately $0.6 billion. Assets performed as expected contributing to an increase in pension assets from $13.4 billion to $14.1 billion.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The weighted-average assumptions used to calculate the projected benefit obligations were as follows:

	As of October 31,
	2021	2020	2021	2020
	Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	1.3%	1.0%	3.0%	2.8%
Expected increase in compensation levels	2.6%	2.5%	—	—
Interest crediting rate	2.5%	2.5%	2.7%	2.7%
The net amounts recognized for defined benefit and post-retirement benefit plans in the Company's Consolidated Balance Sheets were as follows:

	As of October 31,
	2021	2020	2021	2020
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Non-current assets	$1,898	$1,046	$—	$—
Current liabilities	(48)	(49)	(7)	(6)
Non-current liabilities	(1,368)	(1,715)	(94)	(104)
Funded status at end of year	$482	$(718)	$(101)	$(110)
The following table summarizes the pre-tax net actuarial loss and prior service benefit recognized in accumulated other comprehensive loss for the defined benefit plans:

	As of October 31, 2021
	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$2,575	$(2)
Prior service benefit	(14)	—
Total recognized in accumulated other comprehensive loss	$2,561	$(2)
Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2021	2020
	In millions
Aggregate fair value of plan assets	$1,191	$4,160
Aggregate projected benefit obligation	$2,606	$5,924
Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2021	2020
	In millions
Aggregate fair value of plan assets	$1,164	$4,094
Aggregate accumulated benefit obligation	$2,487	$5,723
Fair Value of Plan Assets
The Company pays the U.S. defined benefit plan obligations when they come due since these plans are unfunded. The table below sets forth the fair value of non-U.S. defined benefit plan assets by asset category within the fair value hierarchy as of October 31, 2021 and 2020.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31, 2021				As of October 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$884	$128	$—	$1,012	$155	$117	$—	$272
Non-U.S.	345	196	—	541	955	217	—	1,172
Debt securities
Corporate	—	1,859	—	1,859	—	1,778	—	1,778
Government(1)	—	6,998	—	6,998	—	6,007	—	6,007
Government at NAV(2)				822				875
Other(3)	—	673	748	1,421	—	683	555	1,238
Alternative investments
Private Equity	—	2	46	48	—	4	35	39
Hybrids(4)	19	1,613	116	1,748	18	1,486	90	1,594
Hybrids at NAV(5)				561				504
Common Contractual Funds at NAV(6)
Equities at NAV				1,513				1,393
Fixed Income at NAV				734				782
Emerging Markets at NAV				464				362
Alternative investments at NAV				214				350
Real Estate Funds	29	246	48	323	27	229	39	295
Insurance Group Annuity Contracts	—	98	33	131	—	56	36	92
Cash and Cash Equivalents	254	239	—	493	241	176	—	417
Other(7)	44	47	1	92	24	95	1	120
Obligation to return cash received from repurchase agreements(1)	—	(3,620)	—	(3,620)	—	(3,163)	—	(3,163)
Total	$1,575	$8,479	$992	$15,354	$1,420	$7,685	$756	$14,127

(1)Repurchase agreements, primarily in the UK, represent the plans' short-term borrowing to hedge against interest rate and inflation risks. Investments in approximately $5 billion of government bonds collateralize this short-term borrowing at October 31, 2021 and 2020. The plans have an obligation to return the cash after the term of the agreements. Due to the short-term nature of the agreements, the outstanding balance of the obligation approximates fair value.
(2)Includes a fund that invests in various government bonds issued by worldwide governments, interest rate swaps, and cash, to match or slightly outperform the benchmark of the future liabilities of the fund. While the fund is not publicly traded, the custodian strikes a net asset value daily. There are no redemption restrictions or future commitments on these investments.
(3)Includes funds that invest primarily in asset-backed securities, mortgage backed securities, collateralized loan obligations, and/or private debt investments. Primary valuation techniques for level 3 investments include discounted cash flows and broker quotes and/or 3rd party pricing services. Significant unobservable inputs include yields which are determined by considering the market yield of comparable public debt instruments adjusted for estimated losses to reflect where the expected recovery rate would be less than 100%. The yields ranged from 4% to 17%, with the weighted average around 7%. Generally, an increase in yield may result in a decrease in the fair value of certain investments.
(4)Includes funds, primarily in the UK, that invest in both private and public equities, as well as emerging markets across all sectors. The funds also hold fixed income and derivative instruments to hedge interest rate and inflation risk. In addition, the funds include units in transferable securities, collective investment schemes, money market funds, asset-backed income, cash, and deposits. Primary valuation techniques for level 3 investments include discounted cash flows and book value or net asset value. Significant unobservable inputs include discount rates. The discount rates ranged from 3% to 25%, with the main weighted average around 7%. Generally, an increase in discount rates may result in a decrease in the fair value of certain investments.

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
As of October 31, 2021 post-retirement benefit plan assets of $60 million were invested in publicly traded registered investment entities of which $49 million are classified within Level 1 and $11 million within Level 2 of the fair value hierarchy. As of October 31, 2020 post-retirement benefit plan assets of $57 million were invested in publicly traded registered investment entities of which $46 million are classified within Level 1 and $11 million within Level 2 of the fair value hierarchy.
Changes in fair value measurements of Level 3 investments for the non-U.S. defined benefit plans were as follows:

	For the fiscal year ended October 31, 2021
		Alternative Investments
	Debt-Other	Private Equity	Hybrids	Real Estate Funds	Insurance Group Annuities	Other	Total
		In millions
Balance at beginning of year	$555	$35	$90	$39	$36	$1	$756
Actual return on plan assets:
Relating to assets held at the reporting date	43	13	10	5	(3)	—	68
Relating to assets sold during the period	—	10	—	—	—	—	10
Purchases, sales, and settlements	150	(12)	16	4	—	—	158
Balance at end of year	$748	$46	$116	$48	$33	$1	$992

	For the fiscal year ended October 31, 2020
		Alternative Investments
	Debt-Other	Private Equity	Hybrids	Real Estate Funds	Insurance Group Annuities	Other	Total
	In millions
Balance at beginning of year	$401	$42	$71	$39	$37	$1	$591
Actual return on plan assets:
Relating to assets held at the reporting date	(25)	(3)	(3)	—	—	—	(31)
Relating to assets sold during the period	—	4	—	—	—	—	4
Purchases, sales, and settlements	179	(8)	22	—	(1)	—	192
Balance at end of year	$555	$35	$90	$39	$36	$1	$756
The following is a description of the valuation methodologies used to measure plan assets at fair value.
Investments in publicly traded equity securities are valued using the closing price on the measurement date as reported on the stock exchange on which the individual securities are traded. For corporate, government backed debt securities, and some other investments, fair value is based on observable inputs of comparable market transactions. The valuation of certain real estate funds, insurance group annuity contracts and alternative investments, such as limited partnerships and joint ventures, may require significant management judgment and involves a level of uncertainty. The valuation is generally based on fair value as reported by the asset manager and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by management, including, but are not limited to, the timeliness of fair value as reported by the asset manager and changes in general economic and market conditions subsequent to the last fair value reported by the asset manager. The use of

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
different techniques or assumptions to estimate fair value could result in a different fair value measurement at the reporting date. Cash and cash equivalents includes money market funds, which are valued based on cost, which approximates fair value. Other than those assets that have quoted prices from an active market, investments are generally classified in Level 2 or Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measure in its entirety. Investments measured using net asset value as a practical expedient are not categorized within the fair value hierarchy.
Plan Asset Allocations
The weighted-average target and actual asset allocations across the benefit plans at the respective measurement dates for the non-U.S. defined benefit plans were as follows:

	Defined Benefit Plans
		Plan Assets
Asset Category	2021 Target Allocation	2021	2020
Public equity securities		23.0%	22.6%
Private/hybrid equity securities		16.7%	17.6%
Real estate and other		2.7%	2.9%
Equity-related investments	43.7%	42.4%	43.1%
Debt securities	55.0%	54.4%	53.9%
Cash and cash equivalents	1.3%	3.2%	3.0%
Total	100.0%	100.0%	100.0%
For the Company's post-retirement benefit plans, approximately 81% of the plan assets are invested in cash and cash equivalents and approximately 19% in multi-asset credit investments which consists primarily of investment grade credit, emerging market debt and high yield bonds.
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
Employer Contributions and Funding Policy
During fiscal 2021, the Company contributed approximately $167 million to its non-U.S. pension plans and paid $5 million to cover benefit claims under the Company's post-retirement benefit plans.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
During fiscal 2022, the Company expects to contribute approximately $199 million to its non-U.S. pension plans and an additional $2 million to cover benefit payments to U.S. non-qualified plan participants. In addition, the Company expects to pay approximately $7 million to cover benefit claims for its post-retirement benefit plans. The Company's policy is to fund its pension plans so that it makes at least the minimum contribution required by various authorities including local government and taxing authorities.
Estimated Future Benefits Payments
As of October 31, 2021, estimated future benefits payments for the Company's retirement plans were as follows:

Fiscal year	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2022	$523	$11
2023	524	12
2024	530	11
2025	561	11
2026	565	11
Next five fiscal years to October 31, 2031	3,027	53
Note 5: Stock-Based Compensation
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
Stock-Based Compensation Expense
Stock-based compensation expense and the resulting tax benefits were as follows:

	For the fiscal years ended October 31,
	2021	2020	2019
	In millions
Stock-based compensation expense	$382	$278	$270
Income tax benefit	(70)	(51)	(50)
Stock-based compensation expense, net of tax	$312	$227	$220

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Stock-based compensation expense as presented in the table above is recorded within the following cost and expense lines in the Consolidated Statement of Earnings.

	For the fiscal years ended October 31,
	2021	2020	2019
	In millions
Cost of sales	$40	$37	$37
Research and development	124	81	70
Selling, general and administrative	208	156	161
Transformation costs	—	—	2
Acquisition, disposition and other related charges	10	4	—
Stock-based compensation expense	$382	$278	$270
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
The following table summarizes restricted stock unit activity for the year ended October 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of year	42,325	$13
Granted and replacement awards for acquisition	28,403	$13
Vested	(20,605)	$14
Forfeited/canceled	(4,374)	$13
Outstanding at end of year	45,749	$13
The total grant date fair value of restricted stock awards vested for Company employees in fiscal 2021, 2020 and 2019 was $271 million, $254 million and $182 million, respectively. As of October 31, 2021, there was $259 million of unrecognized pre-tax stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over the remaining weighted-average vesting period of 1.3 years.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Stock Options
Stock options granted under the Plan are generally non-qualified stock options, but the Plan permits some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the closing price of the Company's common stock on the option grant date. The majority of the stock options issued by the Company contain only service vesting conditions. The Company has also issued performance-contingent stock options that vest only on the satisfaction of both service and market conditions. The Company did not issue stock options in fiscal 2021 and 2020, other than those that were replacement awards through acquisitions in fiscal 2020. The expenses associated with these stock options were not material for any of the periods presented.
The Company utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. The Company estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model, as these awards contain market conditions.
Note 6: Taxes on Earnings
Provision for Taxes
The domestic and foreign components of Net earnings (loss) from operations before taxes were as follows:

	For the fiscal years ended October 31,
	2021	2020	2019
	In millions
U.S.	$(1,128)	$(2,008)	$(1,067)
Non-U.S.	4,715	1,566	2,620
	$3,587	$(442)	$1,553
The increase in the foreign earnings from fiscal 2020 to fiscal 2021 was primarily a result of the income from the Itanium litigation judgment.
The (Provision) benefit for taxes on Net earnings (loss) from operations were as follows:

	For the fiscal years ended October 31,
	2021	2020	2019
	In millions
U.S. federal taxes:
Current	$(26)	$55	$763
Deferred	79	149	(1,046)
Non-U.S. taxes:
Current	(305)	(284)	(246)
Deferred	116	133	(101)
State taxes:
Current	4	55	58
Deferred	(28)	12	68
	$(160)	$120	$(504)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate were as follows:

	For the fiscal years ended October 31,
	2021	2020(1)	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.7%	0.9%	(0.1)%
Lower rates in other jurisdictions, net	(7.6)%	(2.3)%	(7.3)%
Valuation allowance	(10.0)%	20.8%	5.8%
U.S. permanent differences	3.6%	(3.4)%	6.0%
U.S. R&D credit	(1.3)%	8.4%	(2.3)%
Uncertain tax positions	(0.9)%	7.6%	(14.3)%
Goodwill impairment	—%	(41.2)%	—%
Tax law changes	(1.1)%	15.5%	24.5%
Other, net	0.1%	(0.2)%	(0.8)%
	4.5%	27.1%	32.5%

(1)Positive numbers represent tax benefits and negative numbers represent tax expense as the Company recorded income tax benefit on a pretax loss.
The jurisdictions with favorable tax rates that had the most significant impact on the Company's effective tax rate in the periods presented include Puerto Rico and Singapore.
In fiscal 2021, the Company recorded $294 million of net income tax benefits related to items discrete to the year. These amounts primarily included $180 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, $157 million of income tax benefits related to releases of foreign valuation allowances, $39 million of income tax benefits related to tax rate changes on deferred taxes, and $32 million of income tax benefits related to the change in pre-Separation tax liabilities, primarily those for which the Company shares joint and several liability with HP Inc. and for which the Company is indemnified by HP Inc. These benefits were partially offset by $337 million of net income tax charges associated with income from the Itanium litigation judgment, against which $244 million of income tax attributes previously subject to a valuation allowance were utilized, resulting in a net tax expense of $93 million.
In fiscal 2020, the Company recorded $362 million of net income tax benefits related to items discrete to the year. These amounts primarily included $174 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, $66 million of income tax benefits related to the change in pre-Separation tax liabilities, primarily those for which the Company shared joint and several liability with HP Inc. and for which the Company is indemnified by HP Inc., $57 million of income tax benefits related to Indian distribution tax rate changes, and $40 million of income tax benefits related to tax rate changes on deferred taxes.
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
As a result of certain employment actions and capital investments the Company has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates through 2037. The gross foreign income tax benefits attributable to these actions and investments were $889 million ($0.67 diluted net EPS) in fiscal 2021, $521 million ($0.40 diluted net EPS) in fiscal 2020, and $837 million ($0.61 diluted net EPS) in fiscal 2019. Refer to Note 16, "Net Earnings Per Share" for details on shares used to compute diluted net EPS.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	As of October 31,
	2021	2020	2019
	In millions
Balance at beginning of year	$2,159	$2,269	$8,826
Increases:
For current year's tax positions	24	27	43
For prior years' tax positions	64	40	37
Decreases:
For prior years' tax positions	(31)	(71)	(17)
Statute of limitations expiration	(44)	(17)	(38)
Settlements with taxing authorities	(15)	(53)	(7)
Settlements related to joint and several positions of former Parent	(26)	(36)	(6,575)
Balance at end of year	$2,131	$2,159	$2,269
Up to $688 million, $731 million and $772 million of Hewlett Packard Enterprise's unrecognized tax benefits at October 31, 2021, 2020 and 2019, respectively, would affect the Company's effective tax rate if realized.
Hewlett Packard Enterprise recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in (Provision) benefit for taxes in the Consolidated Statements of Earnings. The Company recognized $17 million of interest expense, $10 million of interest income, and $13 million of interest income in fiscal 2021, 2020, and 2019, respectively. As of October 31, 2021 and 2020, the Company had accrued $136 million and $119 million, respectively, for interest and penalties in the Consolidated Balance Sheets.
Hewlett Packard Enterprise is subject to income tax in the U.S. and approximately 90 other countries and is subject to routine corporate income tax audits in many of these jurisdictions.
With the resolution of the 2013 through 2015 U.S. Internal Revenue Service ("IRS") tax audits of its former parent in fiscal 2019, Hewlett Packard Enterprise is no longer subject to U.S. federal tax audits for years prior to 2016. With respect to major state and foreign tax jurisdictions, HPE is no longer subject to tax authority examinations for years prior to 2005.
Hewlett Packard Enterprise is joint and severally liable for certain pre-Separation state tax liabilities of HP Inc. HP Inc. is subject to numerous ongoing audits by state tax authorities.
Hewlett Packard Enterprise engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. Hewlett Packard Enterprise does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions, joint and several tax liabilities and other matters. Accordingly, Hewlett Packard Enterprise believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $69 million within the next 12 months.
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
Hewlett Packard Enterprise has not provided for U.S. federal and state income and foreign withholding taxes on $8.9 billion of undistributed earnings and basis differences from non-U.S. operations as of October 31, 2021 because the Company intends to reinvest such earnings indefinitely outside of the U.S. Determination of the amount of unrecognized deferred tax liability related to these earnings and basis differences is not practicable. The Company will remit non-indefinitely

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. state income and foreign withholding taxes have been provided where excess cash has accumulated and the Company determines that it is advantageous for business operations, tax or cash management reasons.
Deferred Income Taxes
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.
The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31,
	2021	2020
	In millions
Deferred tax assets:
Loss and credit carryforwards	$7,526	$7,596
Inventory valuation	79	75
Intercompany prepayments	308	295
Other intercompany transactions	13	31
Warranty	50	69
Employee and retiree benefits	287	571
Restructuring	93	118
Deferred revenue	517	565
Intangible assets	91	94
Lease liabilities	184	166
Other	246	206
Total deferred tax assets	9,394	9,786
Valuation allowance	(7,368)	(7,724)
Total deferred tax assets net of valuation allowance	2,026	2,062
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(168)	(172)
ROU assets	(159)	(165)
Fixed assets	(170)	(237)
Total deferred tax liabilities	(497)	(574)
Net deferred tax assets and liabilities	$1,529	$1,488
Deferred tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	As of October 31,
	2021	2020
	In millions
Deferred tax assets	$2,023	$1,778
Deferred tax liabilities	(494)	(290)
Deferred tax assets net of deferred tax liabilities	$1,529	$1,488
As of October 31, 2021, the Company had $555 million, $3.2 billion and $19.8 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in federal, state and foreign net operating loss carryforwards will begin to expire in years 2030, 2022, and 2022, respectively. Hewlett Packard Enterprise has provided a valuation allowance of $171 million and $4.4 billion for deferred tax assets related to state and foreign net operating losses carryforwards, respectively. As of October 31, 2021, the Company also had $6.0 billion, $6.0 billion, and $112 million of federal, state, and foreign capital loss carryforwards, respectively. Amounts included in federal and state capital loss carryforwards will begin to expire in 2023;

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
foreign capital losses can carry forward indefinitely. Hewlett Packard Enterprise has provided a valuation allowance of $1.3 billion, $181 million, and $33 million for deferred tax assets related to federal, state, and foreign capital loss carryforwards, respectively.
As of October 31, 2021, Hewlett Packard Enterprise had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$922	$(912)	2026
U.S. research and development and other credits	151	(1)	2022
Tax credits in state and foreign jurisdictions	153	(87)	2022
Balance at end of year	$1,226	$(1,000)
Total valuation allowances decreased by $356 million in fiscal 2021, primarily as a result of the release of foreign valuation allowances due to sufficient history of income and release of U.S. valuation allowances as a result of foreign tax credit utilization resulting from the Itanium litigation judgment.
Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, the Company entered into a Tax Matters Agreement with HP Inc., which was terminated with the Termination and Mutual Release Agreement in fiscal 2019. Pursuant to that termination, HP Inc. paid the Company $200 million in fiscal 2019 and $50 million in both fiscal 2020 and fiscal 2021. In connection with the Everett and Seattle Transactions, the Company entered into a DXC Tax Matters Agreement with DXC and a Micro Focus Tax Matters Agreement with Micro Focus, respectively. See Note 18, "Guarantees, Indemnifications and Warranties", for a description of the DXC Tax Matters Agreement and Micro Focus Tax Matters Agreement.
Note 7: Balance Sheet Details
Balance sheet details were as follows:
Cash, Cash Equivalents and Restricted Cash

	As of October 31,
	2021	2020
	In millions
Cash and cash equivalents	$3,996	$4,233
Restricted cash	336	388
Total	$4,332	$4,621
Accounts Receivable, Net

	As of October 31,
	2021	2020
	In millions
Unbilled receivable	$206	$205
Accounts receivable	3,796	3,227
Allowances	(23)	(46)
Total	$3,979	$3,386

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The allowance for doubtful accounts related to accounts receivable and changes therein were as follows:

	As of October 31,
	2021	2020	2019
	In millions
Balance at beginning of year	$46	$31	$39
Provision for credit losses	11	29	9
Write offs, net of recoveries	(34)	(14)	(17)
Balance at end of year	$23	$46	$31
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The Company recorded an obligation of $65 million, $75 million and $80 million in Notes payable and short-term borrowings in its Consolidated Balance Sheets as of October 31, 2021, 2020 and 2019, respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in Other accrued liabilities in the Consolidated Balance Sheets.
The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

	As of October 31,
	2021	2020	2019
	In millions
Balance at beginning of period(1)	$122	$(10)	$166
Trade receivables sold	4,190	3,897	4,533
Cash receipts	(3,975)	(3,768)	(4,710)
Foreign currency and other	(1)	3	1
Balance at end of period(1)	$336	$122	$(10)

(1)Beginning and ending balances represent amounts for trade receivables sold but not yet collected. The ending credit balance as of October 31, 2019 represents credit memos issued but not applied to trade receivables prior to cash remittance.
Inventory

	As of October 31,
	2021	2020
	In millions
Finished goods	$1,684	$1,197
Purchased parts and fabricated assemblies	2,827	1,477
Total	$4,511	$2,674
Property, Plant and Equipment

	As of October 31,
	2021	2020
	In millions
Land	$76	$89
Buildings and leasehold improvements	1,751	1,886
Machinery and equipment, including equipment held for lease	9,735	9,624
	11,562	11,599
Accumulated depreciation	(5,949)	(5,974)
Total	$5,613	$5,625
Depreciation expense was $2.2 billion, $2.2 billion and $2.3 billion in fiscal 2021, 2020 and 2019, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Long-Term Financing Receivables and Other Assets

	As of October 31,
	2021	2020
	In millions
Financing receivables, net	$5,038	$5,110
ROU assets	884	930
Deferred tax assets	2,023	1,778
Prepaid pension	1,898	1,046
Other	1,827	1,680
Total	$11,670	$10,544
Other Accrued Liabilities

	As of October 31,
	2021	2020
	In millions
Value-added and property taxes	$782	$842
Warranty	163	192
Sales and marketing programs	977	1,022
Operating lease liabilities	192	188
Contract manufacturer liabilities	709	383
Other	1,663	1,638
Total	$4,486	$4,265
Other Non-Current Liabilities

	As of October 31,
	2021	2020
	In millions
Pension, post-retirement, and post-employment	$1,496	$1,856
Deferred revenue	2,972	2,785
Taxes on earnings	365	447
Operating lease liabilities	938	898
Other	1,328	1,009
Total	$7,099	$6,995
Contract Liabilities and Remaining Performance Obligations
Contract liabilities consist of deferred revenue. The aggregate balance of current and non-current deferred revenue was $6.4 billion and $6.2 billion as of October 31, 2021 and 2020, respectively. During fiscal 2021, approximately $3.2 billion of deferred revenue as of October 31, 2020 was recognized as revenue.
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
Remaining performance obligations consist of deferred revenue. As of October 31, 2021, the aggregate amount of remaining performance obligations was $6.4 billion. The Company expect to recognize approximately 53% of this amount as revenue over the next twelve months with the remainder to be recognized thereafter.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Costs to obtain a Contract
As of October 31, 2021, the current and non-current portions of the capitalized costs to obtain a contract were $64 million and $95 million, respectively. As of October 31, 2020, the current and non-current portions of the capitalized costs to obtain a contract were $54 million and $76 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Consolidated Balance Sheets. In fiscal 2021 and 2020, the Company amortized $73 million and $58 million, respectively, of the capitalized costs to obtain a contract which are included in Selling, general and administrative expense in the Consolidated Statements of Earnings.
Note 8: Accounting for Leases as a Lessee
Components of lease cost included in the Consolidated Statement of Earnings were as follows:

	For the fiscal years ended October 31,
	2021	2020
	In millions
Operating lease cost	$207	$236
Finance lease cost	5	8
Sublease rental income	(35)	(61)
Total lease cost	$177	$183
In fiscal 2021 and 2020, the Company recorded $3 million and $41 million, respectively, of net gain from sale and leaseback transactions.
The ROU assets and lease liabilities for operating and finance leases included on the Hewlett Packard Enterprise Consolidated Balance Sheet were as follows:

		As of October 31,
	Balance Sheet Classification	2021	2020
		In millions
Operating Leases
ROU Assets	Long-term financing receivables and other assets	$884	$930
Lease Liabilities:
Operating lease liabilities – current	Other accrued liabilities	$192	188
Operating lease liabilities – non-current	Other non-current liabilities	938	898
Total operating lease liabilities		$1,130	$1,086

Finance Leases
Finance lease ROU Assets:	Property, plant and equipment
Gross finance lease ROU assets		$36	$52
Less: Accumulated depreciation		(8)	(11)
Net finance lease ROU assets		$28	$41
Lease Liabilities:
Finance lease liabilities – current	Notes payable and short-term borrowings	$5	$5
Finance lease liabilities – non-current	Long-term debt	48	53
Total finance lease liabilities		$53	$58

Total ROU assets		$912	$971
Total lease liabilities		$1,183	$1,144

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The weighted-average remaining lease term and the weighted-average discount rate for the operating and finance leases were as follows:

	As of October 31,
	2021		2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.7	8.5	6.8	9.5
Weighted-average discount rate	2.7%	3.5%	2.6%	3.5%
Supplemental cash flow information related to leases was as follows:

		For the fiscal years ended October 31,
	Cash Flow Statement Activity	2021	2020
		In millions
Cash outflows from operating leases	Net cash used in operating activities	$220	$239
ROU assets obtained in exchange for new operating lease liabilities	Non-cash activities	$248	$298
The following tables shows the future payments on the Company's operating and finance leases:

	As of October 31, 2021
	Operating Leases	Finance Leases
Fiscal year	In millions
2022	$219	$6
2023	198	7
2024	170	7
2025	146	7
2026	123	7
Thereafter	412	27
Total future lease payments	$1,268	$61
Less: imputed interest	(138)	(8)
Total lease liabilities	$1,130	$53
As of October 31, 2021, the Company entered into $16 million of operating leases that have not yet commenced and are not yet recorded on the Consolidated Balance Sheet. These operating leases are scheduled to commence during fiscal 2022 and contain lease terms of 1 to 10 years.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31,
	2021	2020
	In millions
Minimum lease payments receivable	$9,526	$9,448
Unguaranteed residual value	390	364
Unearned income	(718)	(754)
Financing receivables, gross	9,198	9,058
Allowance for credit losses	(228)	(154)
Financing receivables, net	8,970	8,904
Less: current portion	(3,932)	(3,794)
Amounts due after one year, net	$5,038	$5,110
As of October 31, 2021, scheduled maturities of the Company's minimum lease payments receivable were as follows:

As of October 31,
2021
Fiscal year	In millions
2022	$4,338
2023	2,557
2024	1,567
2025	747
2026	233
Thereafter	84
Total undiscounted cash flows	$9,526
Present value of lease payments (recognized as finance receivables)	$8,808
Difference between undiscounted cash flows and discounted cash flows	$718
Sale of Financing Receivables
The Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the fiscal years ended October 31, 2021 and 2020, the Company sold $142 million and $103 million, respectively, of financing receivables.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The credit risk profile of gross financing receivables, based on internal risk ratings as of October 31, 2021, presented on an amortized cost basis by year of origination was as follows:

	As of October 31, 2021
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2021	$1,978	$1,542	$49
2020	1,441	1,061	87
2019	829	771	85
2018	364	407	78
2017 and prior	169	234	103
Total	$4,781	$4,015	$402
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
Allowance for Credit Losses
The allowance for credit losses for financing receivables and changes therein were as follows:

	As of October 31,
	2021	2020	2019
	In millions
Balance at beginning of period	$154	$131	$120
Adjustment for adoption of the new credit loss standard	28	—	—
Provision for credit losses	61	43	33
Adjustment to the existing allowance	19	—	—
Write-offs	(34)	(20)	(22)
Balance at end of period	$228	$154	$131

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of October 31,
	2021	2020
	In millions
Billed:(1)
Current 1-30 days	$410	$340
Past due 31-60 days	35	43
Past due 61-90 days	17	22
Past due >90 days	111	140
Unbilled sales-type and direct-financing lease receivables	8,625	8,513
Total gross financing receivables	$9,198	$9,058
Gross financing receivables on non-accrual status(2)	$257	$364
Gross financing receivables 90 days past due and still accruing interest(2)	$78	$74

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment in the Consolidated Balance Sheets were as follows:

	As of October 31,
	2021	2020
	In millions
Equipment leased to customers	$7,039	$7,184
Accumulated depreciation	(3,038)	(3,157)
Total	$4,001	$4,027
As of October 31, 2021, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

As of October 31,
2021
Fiscal year	In millions
2022	$1,744
2023	1,090
2024	457
2025	89
2026	26
Total	$3,406
If a lease is classified as an operating lease, the Company records lease revenue on a straight-line basis over the lease term. At commencement of an operating lease, initial direct costs are deferred and are expensed over the lease term on the same basis as the lease revenue is recorded.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents amounts included in the Consolidated Statement of Earnings related to lessor activity:

	For the fiscal years ended October 31,
	2021	2020	2019
	In millions
Sales-type leases and direct financing leases:
Interest income	$494	$469	$458
Lease income - operating leases	2,383	2,431	2,596
Total lease income	$2,877	$2,900	$3,054
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
The following table presents the assets and liabilities held by the consolidated VIE as of October 31, 2021 and 2020, which are included in the Consolidated Balance Sheets. The assets in the table below includes those that can be used to settle the obligations of the VIE. Additionally, general Creditors do not have recourse to the assets of the VIE.

	As of October 31,
	2021	2020
Assets held by VIE	In millions
Other current assets	$165	$120
Financing receivables
Short-term	$749	$531
Long-term	$707	$584
Property, plant and equipment	$854	$665
Liabilities held by VIE
Notes payable and short-term borrowings, net of unamortized debt issuance costs	$1,204	$886
Long-term debt, net of unamortized debt issuance costs	$950	$834
Financing receivables transferred via securitization through the SPE were $1.1 billion and $1.2 billion for the fiscal years ended October 31, 2021 and 2020, respectively. Leased equipment transferred via securitization through the SPE was $720 million and $675 million for the fiscal years ended October 31, 2021 and 2020, respectively.
Note 10: Acquisitions
Acquisitions in fiscal 2021
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
During fiscal 2021, the Company completed four acquisitions, none of which were material, both individually and in the aggregate, to the Company's Consolidated Financial Statements. The following table presents the aggregate purchase price allocation, including those items that were preliminary allocations and subject to change, for the Company's acquisitions for the fiscal year ended October 31, 2021:

In millions

Goodwill	$300
Amortizable intangible assets	262
In-process research and development	11
Net tangible liabilities assumed	(5)
Total fair value consideration	$568
On August 31, 2021, the Company completed the acquisition of Zerto, an industry leader in cloud data management and protection. Zerto's results of operations were included within the Storage segment. The acquisition date fair value consideration of $416 million primarily consisted of cash paid for outstanding common stock and vested in-the-money stock awards. In connection with this acquisition, the Company recorded approximately $214 million of goodwill, and $208 million of intangible assets. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of seven years.
Acquisitions in fiscal 2020
During fiscal 2020, the Company completed two acquisitions. The following table presents the aggregate purchase price allocation for the Company's acquisitions for the fiscal year ended October 31, 2020:

In millions

Goodwill	$561
Amortizable intangible assets	354
Net tangible liabilities assumed	(29)
Total fair value consideration	$886
On September 21, 2020, the Company completed the acquisition of Silver Peak, a Software-Defined Wide Area Network leader. Silver Peak's results of operations were included within the Intelligent Edge segment. The acquisition date fair value consideration of $879 million consisted of cash paid for outstanding common stock, pre-acquisition service of the replacement awards, and vested in-the-money stock awards. In connection with this acquisition, the Company recorded approximately $561 million of goodwill, and $348 million of intangible assets. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
On September 25, 2019, the Company completed the acquisition of Cray, a global supercomputer leader. Cray's results of operations are included within the HPC & AI segment. The acquisition date fair value consideration of $1.5 billion consisted of cash paid for outstanding common stock, vested in-the-money stock awards and amount attributable to pre-acquisition service of the replacement awards. In connection with this acquisition, the Company recorded approximately $702 million of goodwill, $425 million of intangible assets and $141 million of in-process research and development. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of four years.
Note 11: Goodwill and Intangible Assets
Goodwill
Goodwill and related changes in the carrying amount by reportable segment were as follows:

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments & Other	Total
	In millions
Balance at October 31, 2019 (1)(2)	$7,532	$4,478	$3,945	$1,994	$144	$213	$18,306
Goodwill from acquisitions	—	—	—	572	—	—	572
Impairment of goodwill	—	(865)	—	—	—	—	(865)
Goodwill adjustments	—	3	1	—	—	—	4
Balance at October 31, 2020 (1)(2)	7,532	3,616	3,946	2,566	144	213	18,017
Goodwill from acquisitions	—	86	214	—	—	—	300
Goodwill adjustments	—	—	—	(11)	—	—	(11)
Balance at October 31, 2021 (1)(2)	$7,532	$3,702	$4,160	$2,555	$144	$213	$18,306

(1)As a result of the organizational realignments which were effective as of November 1, 2020, (described in Note 1, "Overview and Summary of Significant Accounting Policies"), $213 million of goodwill was reallocated from the Storage segment to the Software reporting unit within Corporate Investments and Other as of the beginning of the period using a relative fair value approach.
(2)Goodwill is net of accumulated impairment losses of $953 million. Of this amount, $865 million related to HPC & AI which was recorded during the second quarter of fiscal 2020 and $88 million related to the CMS reporting unit within Corporate Investments and Other was recorded during fiscal 2018. There is no goodwill remaining in the CMS reporting unit.
Goodwill Impairments
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2021, our reporting units with goodwill are consistent with the reportable segments identified in Note 2, "Segment Information" to the Consolidated Financial Statements, with the exception of Corporate Investments and Other which contains three reporting units, Software, CMS and A&PS.
Based on the results of the Company's interim and annual impairment tests in fiscal 2021, the Company determined that no impairment of goodwill existed. As of our annual test date, performed at the beginning of the fourth quarter, the excess of fair value over carrying amount for our reporting units ranged from approximately 8% to 133% of the respective carrying amounts. In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease all of the reporting units had an excess of fair value over carrying amount, with the exception of the HPC & AI reporting unit.
As of the annual test date, the HPC & AI reporting unit had goodwill of $3.7 billion and an excess of fair value over carrying value of net assets of 8%. The fair value of the HPC & AI reporting unit is based on a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. The HPC & AI business is facing challenges on the current and projected future results as revenue growth is dependent on timing of delivery and related achievement of customer acceptance milestones. If the Company is not successful in addressing these challenges, the projected revenue growth rates or operating margins could decline resulting in a decrease in the fair value of the HPC & AI reporting unit. The fair value of the HPC & AI reporting unit could also be negatively impacted by changes in its weighted average cost of capital, changes in management's business strategy or significant and sustained declines in the stock price, which could result in an indicator of impairment.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
In addition, should economic conditions deteriorate or remain depressed for a prolonged period of time, estimates of future cash flows for each of the Company's reporting units may be insufficient to support the carrying value and the goodwill assigned to them, requiring impairment charges, including additional impairment charges for the HPC & AI reporting unit. Further impairment charges, if any, may be material to the results of operations and financial position.
Based on the results of the Company’s annual impairment test in fiscal 2020 the Company determined that no impairment of goodwill existed.
Based on the results of the Company’s interim impairment test in the second quarter of fiscal 2020, it was concluded that the fair value of the HPC & AI reporting unit was below the carrying value of net assets assigned to HPC & AI. The decline in the fair value of the HPC & AI reporting unit resulted from macroeconomic impacts of COVID-19 which lowered the projected revenue growth rates and profitability levels of the reporting unit. The fair value of the HPC & AI reporting unit was based on the above described methodology for the annual test which was a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows which the Company considers to be a level 3 unobservable input in the fair value hierarchy. The Company prepares cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic industry and market conditions. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, the Company estimates fair value based on market multiple earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. The Company weights the fair value derived from the market approach commensurate with the level of comparability of these publicly traded companies to the reporting unit.
Prior to the quantitative goodwill impairment test, the Company tested the recoverability of long-lived assets and other assets of the HPC & AI reporting unit and concluded that such assets were not impaired. The quantitative goodwill impairment test indicated that the carrying value of the HPC & AI reporting unit exceeded its fair value by $865 million. As a result, the Company recorded a partial goodwill impairment charge of $865 million in the second quarter of fiscal 2020.
Intangible Assets
Intangible assets comprise:

	As of October 31, 2021			As of October 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$472	$(175)	$297	$429	$(163)	$266
Developed and core technology and patents	1,187	(537)	650	1,267	(627)	640
Trade name and trade marks	144	(73)	71	141	(50)	91
In-process research and development	4	—	4	106	—	106
Total intangible assets	$1,807	$(785)	$1,022	$1,943	$(840)	$1,103
For fiscal 2021, the decrease in gross intangible assets was due primarily to $409 million of intangible assets which became fully amortized and were eliminated from gross intangible assets and accumulated amortization, partially offset by $273 million of purchases related to acquisitions.
For fiscal 2021, the Company reclassified in-process research and development assets acquired of $113 million to developed and core technology and patents as the projects were completed, and began amortization. For fiscal 2020, no in-process research and development assets were completed.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of October 31, 2021, the weighted-average remaining useful lives of the Company's finite-lived intangible assets were as follows:

Finite-Lived Intangible Assets	Weighted-Average Remaining Useful Lives
In years
Customer contracts, customer lists and distribution agreements	5
Developed and core technology and patents	4
Trade name and trade marks	3

As of October 31, 2021, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year	In millions
2022	$291
2023	265
2024	207
2025	95
2026	79
Thereafter	81
Total	$1,018
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2021				As of October 31, 2020
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$806	$—	$806	$—	$939	$—	$939
Money market funds	1,495	—	—	1,495	1,167	—	—	1,167
Equity Securities	57	—	129	186	—	—	—	—
Foreign bonds	—	122	—	122	—	125	—	125
Other debt securities	—	—	42	42	—	—	21	21
Derivative Instruments:
Interest rate contracts	—	95	—	95	—	220	—	220
Foreign exchange contracts	—	308	—	308	—	290	—	290
Other derivatives	—	4	—	4	—	—	—	—
Total assets	$1,552	$1,335	$171	$3,058	$1,167	$1,574	$21	$2,762
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$—	$—	$—	$—	$2	$—	$2
Foreign exchange contracts	—	127	—	127	—	189	—	189
Other derivatives	—	—	—	—	—	3	—	3
Total liabilities	$—	$127	$—	$127	$—	$194	$—	$194
For the fiscal years ended October 31, 2021 and 2020, there were no transfers between levels within the fair value hierarchy.
Valuation Techniques
Cash Equivalents and Investments: The Company holds time deposits, money market funds, debt securities primarily consisting of corporate and foreign government notes and bonds. The Company values cash equivalents using quoted market prices, alternative pricing sources, including net asset value, or models utilizing market observable inputs. The fair value of debt and equity investments was based on quoted market prices or model-driven valuations using inputs primarily derived from or corroborated by observable market data, and, in certain instances, valuation models that utilize assumptions which cannot be corroborated with observable market data.
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
Other Fair Value Disclosures
Short- and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. As of October 31, 2021, the estimated fair value of the Company's short-term and long-term debt was $14.6 billion and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
the carrying value was $13.4 billion. As of October 31, 2020, the estimated fair value of the Company's short-term and long-term debt was $17.1 billion and the carrying value was $15.9 billion. If measured at fair value in the Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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
Equity investments without readily determinable fair value: Equity Investments are recorded at cost and measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. For the fiscal years ended October 31, 2021, 2020 and 2019, there were no material impairment charges relating to equity investments. For the fiscal years ended October 31, 2021, 2020 and 2019, the Company recognized a gain of $64 million, $19 million and $13 million in Interest and other, net in the Consolidated Statements of Earnings, based on observable price changes for certain equity investments without readily determinable fair value. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
Non-Financial Assets: The Company's non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at cost. The Company records ROU assets based on the lease liability, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs. Fair value adjustments are made to these non-financial assets in the period an impairment charge is recognized.
In fiscal 2021 and 2020, the Company recorded a ROU asset impairment charge of $89 million and $74 million, respectively in Transformation costs in the Consolidated Statements of Earnings as the carrying value of certain ROU assets exceeded its fair value. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
In the second quarter of fiscal 2020, the Company recorded a goodwill impairment charge of $865 million associated with the HPC & AI reporting unit. The fair value of the Company's reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. For more information on the goodwill impairment, see Note 11, "Goodwill and Intangible Assets".
Note 13: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of October 31, 2021			As of October 31, 2020
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value
	In millions
Cash Equivalents:
Time deposits	$806	$—	$806	$939	$—	$939
Money market funds	1,495	—	1,495	1,167	—	1,167
Total cash equivalents	2,301	—	2,301	2,106	—	2,106
Available-for-Sale Investments:
Foreign bonds	108	14	122	108	17	125
Other debt securities	41	1	42	20	1	21
Total available-for-sale investments	149	15	164	128	18	146
Total cash equivalents and available-for-sale investments	$2,450	$15	$2,465	$2,234	$18	$2,252
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2021 and 2020, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $18 million

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
in fiscal 2021, $44 million in fiscal 2020 and $64 million in fiscal 2019. Time deposits were primarily issued by institutions outside the U.S. as of October 31, 2021 and October 31, 2020. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2021
	Amortized Cost	Fair Value
	In millions
Due in one to five years	26	26
Due in more than five years	123	138
	$149	$164
Non-marketable equity investments in privately held companies are included in Long-term financing receivables and other assets in the Consolidated Balance Sheets. These non-marketable equity investments are carried either at fair value or under the measurement alternative.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $253 million and $295 million as of October 31, 2021 and 2020, respectively. During the twelve months ended October 31, 2021, the Company recorded an unrealized gain of $64 million on these investments.
The carrying amount of those non-marketable equity investments accounted for under the fair value option was $129 million as of October 31, 2021. During the twelve months ended October 31, 2021, the Company recorded an unrealized gain of $50 million on these investments.
Equity investments with readily determinable fair values are included in Long-term financing receivables and other assets in the Consolidated Balance Sheets. The carrying amount of such equity investments amounted to $57 million as of October 31, 2021. During the twelve months ended October 31, 2021, the Company recorded an unrealized gain of $25 million on these investments.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Consolidated Balance Sheets. These amounted to $2.2 billion at October 31, 2021 and 2020. For additional information, see Note 20, "Equity Method Investments".
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allows the Company to hold collateral from, or require the Company to post collateral to counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of the Company's derivatives with credit contingent features in a net liability position was $3 million and $45 million at October 31, 2021 and 2020, respectively, all of which were fully collateralized within two business days.
Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of October 31, 2021 and 2020.
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

	As of October 31, 2021					As of October 31, 2020
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$3,850	$15	$80	$—	$—	$3,850	$—	$220		$—
Cash flow hedges:
Foreign currency contracts	7,664	125	68	49	32	7,652	75	85	95	38
Interest rate contracts	—	—	—	—	—	500	—	—	2	—
Net investment hedges:
Foreign currency contracts	1,860	33	40	12	18	1,804	34	44	11	9
Total derivatives designated as hedging instruments	13,374	173	188	61	50	13,806	109	349	108	47
Derivatives not designated as hedging instruments
Foreign currency contracts	6,994	25	17	16	—	6,157	43	9	35	1
Other derivatives	113	4	—	—	—	105	—	—	3	—
Total derivatives not designated as hedging instruments	7,107	29	17	16	—	6,262	43	9	38	1
Total derivatives	$20,481	$202	$205	$77	$50	$20,068	$152	$358	$146	$48

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of October 31, 2021 and 2020, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

	As of October 31, 2021
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$407	$—	$407	$123	$173	(1)	$111
Derivative liabilities	$127	$—	$127	$123	$5	(2)	$(1)

	As of October 31, 2020
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$510	$—	$510	$137	$321	(1)	$52
Derivative liabilities	$194	$—	$194	$137	$55	(2)	$2

(1)Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by the Company in cash or through re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of October 31, 2021 and 2020 the entire amount of the collateral posted of $5 million and $55 million, respectively, was through re-use of counterparty collateral.
The amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying amount of the hedged assets/ (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/ (liabilities)
	As of		As of
Balance Sheet Line Item of Hedged Item	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
	In millions		In millions
Notes payable and short-term borrowings	$(1,365)	$—	$(15)	$—
Long-term debt	$(2,573)	$(4,059)	$(80)	$(220)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	2021	2020	2019
	In millions
Derivatives in Cash Flow Hedging relationship
Foreign exchange contracts	$(50)	$(34)	$307
Interest rate contracts	—	(6)	1
Derivatives in Net Investment Hedging relationship
Foreign exchange contracts	(33)	56	2
Total	$(83)	$16	$310
As of October 31, 2021, the Company expects to reclassify an estimated net accumulated other comprehensive gain of approximately $57 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
Effect of Derivative Instruments on the Consolidated Statements of Earnings
The pre-tax effect of derivative instruments on the Consolidated Statements of Earnings were as follows:

	Gains (Losses) Recognized in Income
	2021		2020		2019
	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net
	In millions
Total amounts of income and expense line items presented in the Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded	$27,784	$(211)	$26,982	$(215)	$29,135	$(177)
Gains (losses) on derivatives in fair value hedging relationships
Interest rate contracts
Hedged items	$—	$125	$—	$(159)	$—	$(414)
Derivatives designated as hedging instruments	—	(125)	—	159	—	414
Gains (losses) on derivatives in cash flow hedging relationships
Foreign exchange contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	(81)	(73)	38	(14)	233	138
Interest rate contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	—	(2)	—	(3)	—	—
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	(68)	—	44	—	(134)
Other derivatives	—	6	—	(5)	—	8
Total gains (losses)	$(81)	$(137)	$38	$22	$233	$12

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of October 31,
	2021		2020
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt(1)	$2,613	2.1%	$2,768	2.0%
Commercial paper	705	(0.3)%	677	—%
Notes payable to banks, lines of credit and other	234	1.0%	310	1.3%
Total notes payable and short-term borrowings	$3,552		$3,755

(1)As of October 31, 2021, the Current portion of long-term debt, net of discount and issuance costs, includes $1.2 billion associated with the Company issued asset-backed debt securities.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Long-Term Debt

	As of October 31,
	2021	2020
	In millions
Hewlett Packard Enterprise Unsecured Senior Notes
$1,000 issued at discount to par at a price of 99.883% in July 2020 at 1.45% due April 1, 2024, interest payable semi-annually on April 1 and October 1 of each year	$999	$999
$750 issued at discount to par at a price of 99.820% in July 2020 at 1.75% due April 1, 2026, interest payable semi-annually on April 1 and October 1 of each year	749	749
$1,250 issued at discount to par at a price of 99.956% in April 2020 at 4.45% due October 2, 2023, interest payable semi-annually on April 2 and October 2 of each year	1,250	1,250
$1,000 issued at discount to par at a price of 99.817% in April 2020 at 4.65% due October 1, 2024, interest payable semi-annually on April 1 and October 1 of each year	—	998
$500 issued at par in September 2019 at three-month USD LIBOR plus 0.68% due March 12, 2021, interest payable quarterly on March 12, June 12, September 12 and December 12 of each year	—	500
$1,000 issued at discount to par at a price of 99.979% in September 2019 at 2.25% due April 1, 2023, interest payable semi-annually on April 1 and October 1 of each year	1,000	1,000
$500 issued at discount to par at a price of 99.861% in September 2018 at 3.5%, due October 5, 2021, interest payable semi-annually on April 5 and October 5 of each year	—	500
$800 issued at par in September 2018 at three-month USD LIBOR plus 0.72% due October 5, 2021, interest payable quarterly on January 5, April 5, July 5 and October 5 of each year	—	800
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 15, 2022, interest payable semi-annually on April 15 and October 15 of each year	1,349	1,349
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,497	2,497
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	750
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
Hewlett Packard Enterprise Asset-Backed Debt Securities
$753 issued in June 2021, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.58%, payable monthly from August 2021 with a stated final maturity date of March 2029	636	—
$1,000 issued in March 2021, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.49%, payable monthly from April 2021 with a stated final maturity date of March 2031	676	—
$1,000 issued in June 2020, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.19%, payable monthly from August 2020 with a stated final maturity date of July 2030	442	822
$755 issued in February 2020 of in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.87%, payable monthly from April 2020 with a stated final maturity date of February 2030	261	519
$763 issued in September 2019, in six tranches at a discount to par, at a weighted average price of 99.99% and a weighted average interest rate of 2.31%, payable monthly from November 2019 with a stated final maturity date of September 2029	145	385
Other, including capital lease obligations, at 1.1%-9.0%, due in calendar years 2021-2030(1)	198	171
Fair value adjustment related to hedged debt	95	220
Unamortized debt issuance costs	(37)	(54)
Less: current portion	(2,613)	(2,768)
Total long-term debt	$9,896	$12,186

(1)Other, including capital lease obligations includes $70 million and $98 million as of October 31, 2021 and 2020, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Interest expense on borrowings recognized in the Consolidated Statements of Earnings was as follows:

		For the fiscal years ended October 31,
Expense	Location	2021	2020	2019
		In millions
Financing interest	Financing interest	$212	$271	$297
Interest expense	Interest and other, net	289	332	311
Total interest expense		$501	$603	$608
Hewlett Packard Enterprise Unsecured Senior Notes
On October 29, 2021, the Company redeemed $1 billion of 4.65% Senior Notes with an original maturity date of October 1, 2024. The Company recognized $100 million as early debt redemption costs within Interest and other, net in the Consolidated Statements of Earnings.
On September 7, 2021, the Company redeemed $500 million of 3.5% Senior Notes with an original maturity date of October 5, 2021, and $800 million of its outstanding Floating Rate Senior Notes at three-month USD LIBOR plus 0.72% due October 5, 2021.
On March 12, 2021, the Company repaid $500 million of Floating Rate Senior Notes at three-month USD LIBOR plus 0.68% on their original maturity date.
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
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, "the Parent Programs," and a wholly-owned subsidiary maintains a third program. Hewlett Packard Enterprise's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion which was increased from $4.0 billion in March 2020. Hewlett Packard Enterprise's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of October 31, 2021 and 2020, no borrowings were outstanding under the Parent Programs, and $705 million and $677 million, respectively, were outstanding under the subsidiary's program.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Revolving Credit Facility
We maintain a $4.75 billion five year senior unsecured committed credit facility that was entered into in August 2019. Loans under the revolving credit facility may be used for general corporate purposes, including support of the commercial paper program. Commitments under the Credit Agreement are available for a period of five years, which period may be extended, subject to satisfaction of certain conditions, by up to two one-year periods. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on Hewlett Packard Enterprise's external credit rating. As of October 31, 2021 and 2020, no borrowings were outstanding under the Credit Agreement.
Future Maturities of Borrowings
As of October 31, 2021, aggregate future maturities of the Company's borrowings at face value (excluding a fair value adjustment related to hedged debt of $95 million and a net discount on debt issuance of $7 million), including capital lease obligations were as follows:

Fiscal year	In millions
2022	$2,602
2023	3,054
2024	1,248
2025	2,516
2026	761
Thereafter	2,276
Total	$12,457
Note 15: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2021 and changes during fiscal 2021 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$18	$(7)	$(3,473)	$(477)	$(3,939)
Other comprehensive income (loss) before reclassifications	(3)	(50)	763	16	726
Reclassifications of (gains) losses into earnings	—	156	285	—	441
Tax (provision) benefit	—	(18)	(120)	(5)	(143)
Balance at end of period	$15	$81	$(2,545)	$(466)	$(2,915)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2020 and changes during fiscal 2020 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$23	$53	$(3,366)	$(437)	$(3,727)
Effect of change in accounting principle (1)	—	(10)	—	(33)	(43)
Other comprehensive income (loss) before reclassifications	(1)	(40)	(358)	(12)	(411)
Reclassifications of (gains) losses into earnings	(4)	(21)	259	—	234
Tax (provision) benefit	—	11	(8)	5	8
Balance at end of period	$18	$(7)	$(3,473)	$(477)	$(3,939)

(1)Reflects the adoption of the FASB guidance on stranded tax effects.
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2019 and changes during fiscal 2019 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$17	$106	$(2,922)	$(419)	$(3,218)
Other comprehensive income (loss) before reclassifications	9	308	(701)	(18)	(402)
Reclassifications of (gains) losses into earnings	(3)	(371)	231	—	(143)
Tax (provision) benefit	—	10	26	—	36
Balance at end of period	$23	$53	$(3,366)	$(437)	$(3,727)
Dividends
The stockholders of HPE common stock are entitled to receive dividends when and as declared by HPE's Board of Directors. Dividends declared were $0.48 per common share in fiscal 2021 and $0.36 per common share in fiscal 2020.
On November 30, 2021, the Company declared a regular cash dividend of $0.12 per share on the Company's common stock, payable on January 7, 2022, to the stockholders of record as of the close of business on December 10, 2021.
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
On April 6, 2020, the Company temporarily suspended its share repurchases in response to the global economic uncertainty that resulted from the pandemic. In the fourth quarter of fiscal 2021, the Company resumed its share repurchase activity.
In fiscal 2021, the Company repurchased and settled a total of 14.7 million shares under its share repurchase program through open market repurchases and there were no unsettled open market repurchases outstanding as of October 31, 2020. Additionally, the Company had unsettled open market repurchases of 0.8 million shares as of October 31, 2021. Shares repurchased during the fiscal 2021 were recorded as a $0.2 billion reduction to stockholders' equity. As of October 31, 2021, the Company had a remaining authorization of $1.9 billion for future share repurchases.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
In fiscal 2020, the Company repurchased and settled a total of 25.3 million shares under its share repurchase program through open market repurchases, which included 0.5 million shares that were unsettled open market purchase as of October 31, 2019. As of October 31, 2020, the Company had no unsettled open market repurchases of shares. Shares repurchased during fiscal 2020 were recorded as a $0.3 billion reduction to stockholders' equity. As of October 31, 2020, the Company had a remaining authorization of $2.1 billion for future share repurchases.
Note 16: Net Earnings (Loss) Per Share
The Company calculates basic net earnings per share ("EPS") using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of outstanding restricted stock units, stock options, and performance-based awards.
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the fiscal years ended October 31,
	2021	2020	2019
	In millions, except per share amounts
Numerator:
Net earnings (loss)	$3,427	$(322)	$1,049
Denominator:
Weighted-average shares used to compute basic net EPS	1,309	1,294	1,353
Dilutive effect of employee stock plans	21	—	13
Weighted-average shares used to compute diluted net EPS	1,330	1,294	1,366
Net earnings (loss) per share:
Basic	$2.62	$(0.25)	$0.78
Diluted	$2.58	$(0.25)	$0.77
Anti-dilutive weighted-average stock awards(1)	6	49	4

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings (loss) per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 17: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement, Hewlett Packard Enterprise and HP Inc. (formerly known as "Hewlett-Packard Company") agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of October 31, 2021, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Litigation, Proceedings and Investigations
Ross and Rogus v. Hewlett Packard Enterprise Company. On November 8, 2018, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara alleging that HPE pays its California-based female employees "systemically lower compensation" than HPE pays male employees performing substantially similar work. The complaint alleges various California state law claims, including California's Equal Pay Act, Fair Employment and Housing Act, and Unfair Competition Law, and seeks certification of a California-only class of female employees employed in certain "Covered Positions." The complaint seeks damages, statutory and civil penalties, attorneys' fees and costs. On April 2, 2019, HPE filed a demurrer to all causes of action and an alternative motion to strike portions of the complaint. On July 2, 2019, the court denied HPE’s demurrer as to the claims of the putative class and granted HPE's demurrer as to the claims of the individual plaintiffs.
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
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Northern District of California, against HP Inc. and Hewlett Packard Enterprise (collectively, "Defendants") alleging Defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers.  Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals age 40 years and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by Defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. Following the filing of Plaintiffs' Fourth Amended Complaint, Plaintiffs filed a Motion for Preliminary Class Certification on December 30, 2020. On April 14, 2021, Plaintiffs’ Motion for Conditional Class Certification was granted. The conditionally certified collective action consists of all individuals who had their employment terminated by Defendants pursuant to a WFR Plan on or after November 1, 2015, and who were 40 years or older at the time of such termination. The collective action excludes all individuals who signed a Waiver and General Release Agreement or an Agreement to Arbitrate Claims.
Hewlett-Packard Company v. Oracle (Itanium). On June 15, 2011, HP Inc. filed suit against Oracle in the Superior Court of California, County of Santa Clara in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.'s Itanium-based line of mission critical servers. HP Inc. asserted, among other things, that Oracle's actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle's hiring of Mark Hurd. Trial was bifurcated into two phases. HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers.  Phase 2 of the trial was then postponed by Oracle's appeal of the trial court's denial of Oracle's "anti-SLAPP" motion, in which Oracle argued that HP Inc.'s damages claim infringed on Oracle's First Amendment rights. On August 27, 2015, the California Court of Appeal rejected Oracle's appeal.  The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. approximately $3.0 billion in damages: $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for this amount with interest accruing until the judgment is paid. Oracle's motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court's judgment on January 17, 2017. On February 2, 2017, HP Inc. filed a notice of cross-appeal challenging the trial court's denial of prejudgment interest. On May 16, 2019, HP Inc. filed its application to renew the judgment. As of May 16, 2019, the renewed judgment is approximately $3.8 billion. Daily interest on the renewed judgment is now accruing at $1 million and will be recorded upon receipt. On June 14, 2021, the California Court of Appeal affirmed the judgment of the trial court. Oracle filed a Petition for Rehearing with the California Court of Appeal, which was denied on July 8, 2021. On July 26, 2021, Oracle filed a Petition for Review with the California Supreme Court. The California Supreme Court denied the petition on September 29, 2021, and the California Court of Appeal issued the remittitur on September 30, 2021. On October 12, 2021, Oracle paid $4.66 billion, reflecting all amounts owed on the judgment plus accrued interest. Pursuant to the terms of the Separation and Distribution Agreement between HP Inc. and HPE, this amount was split evenly between the parties following the reimbursement of approximately $48 million in pre-separation legal costs incurred by HPE in prosecution of the litigation. In total, HPE has received payment of approximately $2.35 billion. On October 27, 2021, HP Inc. filed an acknowledgement of full satisfaction of judgment. Oracle has until December 28, 2021 to file a petition for certiorari asking the United States Supreme Court for review. Review by the United States Supreme Court is discretionary, and we believe the likelihood the award of damages will be reduced or reversed is remote.
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition. Oracle’s claims arise out of HPE's prior use of a third-party maintenance provider named Terix Computer Company, Inc. ("Terix"). Oracle contends that in connection with HPE's use of Terix as a subcontractor for certain customers of HPE's multivendor support business, Oracle's copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix's alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On January 29, 2019, the court granted HPE's Motion for Summary Judgment as to all of Oracle's claims. On February 20, 2019, the court entered judgment in favor of HPE, dismissing Oracle's claims in their entirety. Oracle appealed the trial court's ruling to the United States Court of Appeals for the Ninth Circuit. On August 20, 2020, the United States Court of Appeals for the Ninth Circuit issued its ruling, affirming in part and reversing in part the trial court's decision granting summary judgment in favor of HPE. On October 6, 2020, the matter was remanded to the United States District Court for the Northern District of California. On

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
June 4, 2021, the Court issued an order denying HPE’s motion for summary judgment and granting-in-part Oracle’s motion for partial summary judgment as to a certain of HPE’s defenses. The Court has rescheduled the start of trial to May 23, 2022.
Network-1 Technologies, Inc. v. Alcatel-Lucent USA Inc., et al. This patent infringement action was filed on September 15, 2011 in the United States District Court for the Eastern District of Texas, alleging that various Hewlett Packard Enterprise switches and access points infringe Network-1's patent relating to the 802.3af and 802.3at "Power over Ethernet" standards. Network-1 seeks damages, attorneys' fees and costs, and declaratory and injunctive relief. A jury trial was conducted beginning on November 6, 2017. On November 13, 2017, the jury returned a verdict in favor of HPE, finding that HPE did not infringe Network-1's patent and that the patent was invalid. On August 29, 2018, the court denied Network-1's motion for a new trial on infringement and entered the jury's verdict finding that HPE does not infringe the relevant Network-1 patent. The court also granted Network-1's motion for Judgment as a Matter of Law on validity. Network-1 appealed the jury verdict of non-infringement to the United States Court of Appeals for the Federal Circuit. HPE cross-appealed the court's decision to grant Network-1's motion for Judgment as a Matter of Law on validity. On September 24, 2020, the Federal Circuit issued its ruling, affirming-in-part and reversing-in-part the jury's verdict, and finding that an erroneous claim construction was presented to the jury that prejudiced Network-1. The matter has been remanded back to United States District Court for the Eastern District of Texas for further proceedings consistent with the Federal Circuit's ruling. On May 7, 2021, the District Court issued an order granting Network-1's motion for a new trial. The parties have agreed to the terms of a settlement that resolves the litigation with no material financial statements impact. The lawsuit was dismissed on August 13, 2021 and the matter is now closed.
Q3 Networking Litigation. On September 21 and September 22, 2020, Q3 Networking LLC filed complaints against HPE, Aruba Networks, Commscope and Netgear in the United States District Court for the District of Delaware and the United States International Trade Commission (“ITC”). Both complaints allege infringement of four patents, and the ITC complaint defines the “accused products” as “routers, access points, controllers, network management servers, other networking products, and hardware and software components thereof.” The ITC action was instituted on October 23, 2020. The District of Delaware action has been stayed pending resolution of the ITC action. The evidentiary hearing before the ITC has been completed. On December 7, 2021, the Administrative Law Judge issued his initial determination finding no violation of section 337 of the Tariff Act. A public version of the initial determination will be available by January 7, 2022. The ITC must decide whether to adopt the Administrative Law Judge’s findings or grant review of the initial determination no later than February 7, 2022.
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
Environmental
The Company's operations and products are or may in the future become subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites, the substances and materials used in the Company's products, the energy consumption of products, services and operations and the operational or financial responsibility for recycling, treatment and disposal of those products. This includes legislation that makes producers of electrical goods, including servers and networking equipment, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). The Company could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws, including those related to addressing climate change and other environmental, social, and governance-related issues, or if its products become non-compliant with such environmental laws. The Company's potential exposure includes impacts on revenue, fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean-up costs. The amount and timing of costs to comply with environmental laws are difficult to predict.
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
Tax Matters Agreement with DXC/Micro Focus and Other Income Tax Matters
In connection with the Everett Transaction and the Seattle Transaction, the Company entered into a Tax Matters Agreement with DXC and Micro Focus respectively (the "DXC Tax Matters Agreement" and the "Micro Focus Tax Matters Agreement"). The DXC Tax Matters Agreement and the Micro Focus Tax Matters Agreement govern the rights and obligations of the Company and DXC/Micro Focus for certain pre-divestiture tax liabilities and tax receivables. The DXC Tax Matters Agreement and the Micro Focus Tax Matters Agreement generally provide that the Company will be responsible for pre-divestiture tax liabilities and will be entitled to pre-divestiture tax receivables that arise from adjustments made by tax authorities to the Company's and DXC's, or Micro Focus', as applicable, U.S. and certain non-U.S. tax returns. In certain jurisdictions, the Company and DXC/Micro Focus have joint and several liability for past tax liabilities and accordingly, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of October 31, 2021 and 2020, the Company's receivable and payable balances related to indemnified litigation matters and other contingencies, and income tax-related indemnification covered by these agreements were as follows:

	As of October 31,
	2021	2020
	In millions
Litigation matters and other contingencies
Receivable	$54	$70
Payable	$53	$53

Income tax-related indemnification(1)
Net indemnification receivable - long-term	$50	$62
Net indemnification receivable - short-term	$11	$65
Net indemnification payable - long-term	$—	$15

(1)The actual amount that the Company may receive or pay could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.
Warranties
The Company's aggregate product warranty liabilities and changes therein were as follows:

	For the fiscal years ended October 31,
	2021	2020
	In millions
Balance at beginning of year	$385	$400
Charges	203	238
Adjustments related to pre-existing warranties	(27)	(3)
Settlements made	(234)	(250)
Balance at end of year(1)	$327	$385

(1)The Company includes the current portion in Other accrued liabilities, and amounts due after one year in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Note 19: Commitments
Unconditional Purchase Obligations
As of October 31, 2021, the Company had unconditional purchase obligations of approximately $768 million. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction, as well as settlements that the Company has reached with third parties, requiring it to pay determined amounts over a specified period of time. These unconditional purchase obligations are related principally to inventory purchase, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of October 31, 2021, future unconditional purchase obligations were as follows:

Fiscal Year	In millions
2022	$458
2023	175
2024	53
2025	50
2026	9
Thereafter	23
Total	$768
Note 20: Equity Method Investments
The Company includes investments which are accounted for using the equity method, under Investments in equity interests on the Company's Consolidated Balance Sheets. As of October 31, 2021 and October 31, 2020, the Company's Investments in equity interests were $2.2 billion and primarily related to a 49% equity interest in H3C Technologies ("H3C").
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
The Company amortizes the basis difference over the estimated useful lives of the assets that gave rise to this difference. The weighted-average life of the H3C intangible assets is five years and is being amortized using the straight-line method. As of October 31, 2021 and 2020, the Company determined that no impairment of its equity method investments existed.
Earnings from equity interest
The Company recorded earnings from equity interests of $180 million, $67 million and $20 million in fiscal 2021, 2020 and 2019, respectively, in the Consolidated Statements of Earnings, the components of which are as follows:

	For the fiscal years ended October 31,
	2021	2020	2019
	In millions
Earnings from equity interests, net of taxes(1)	$292	$211	$167
Basis difference amortization	(109)	(145)	(152)
Elimination of profit on intra-entity sales adjustment	(3)	1	5
Earnings from equity interests	$180	$67	$20

(1) In fiscal 2021, earnings from equity interests, net of taxes included $260 million from H3C and $32 million from other venture investments.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
During fiscals 2021 and 2020, the Company received a cash dividend of $184 million and $165 million, respectively, from H3C. This amount was accounted for as a return on investment and reflected as a reduction in the carrying balance of the Company's Investments in equity interests in its Consolidated Balance Sheets.
The Company also has commercial arrangements with H3C to buy and sell HPE branded servers, storage and networking products and services. During fiscals 2021, 2020 and 2019, HPE recorded approximately $794 million, $737 million and $897 million of sales to H3C and $150 million, $215 million and $202 million of purchases from H3C, respectively. Payables due to H3C as of October 31, 2021 and 2020 were approximately $32 million and $29 million, respectively. Receivables due from H3C as of October 31, 2021 and 2020 were approximately $70 million and $19 million, respectively.

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
ITEM 9B. Other Information.
Effective December 8, 2021, HPE and Keerti Melkote, former President of HPE's Intelligent Edge business unit, entered into a retirement agreement (the “Agreement”) that amended Mr. Melkote’s outstanding restricted stock unit (“RSU”) award agreements to provide that the underlying RSU awards shall be eligible to continue vesting on their current vesting schedule after Mr. Melkote’s December 31, 2021 retirement, subject to (i) all existing performance vesting criteria for performance-adjusted RSUs, (ii) Mr. Melkote’s entry into a standard release of claims and (iii) Mr. Melkote’s ongoing adherence to standard non-competition and non-solicitation covenants for the duration of the RSU awards’ vesting schedule. The foregoing description of the Agreement is qualified entirely by the Agreement itself, which is attached hereto as Exhibit 10.32 and incorporated by reference herein.
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
On April 15, 2021, the U.S. Government issued an executive order on Blocking Property with Respect to Specified Harmful Foreign Activities of the Government of the Russian Federation (“Executive Order 14024”), implementing additional U.S. sanctions against the Russian government and against Russian actors that threaten U.S. interests, including certain technology companies that support the Russian Intelligence Service. The U.S. Secretary of the Treasury designated Pozitiv

Teknolodzhiz, AO (“Positive Technologies”) under Executive Order 14024 and Executive Order 13382. Prior to its designation, HPE’s local Russian subsidiary, occasionally through distributors and resellers, had sold equipment to and entered into service contracts with Positive Technologies. HPE’s local subsidiary had also entered into an original equipment manufacturing agreement with Positive Technologies and approved it as a reseller. Following the sanctions designation, our local subsidiary immediately initiated procedures to terminate its relationship with Positive Technologies. HPE does not plan to engage in any further transactions with this entity, except wind down activities that are authorized by OFAC going forward. In fiscal 2021, the total cash received, excluding sales tax, from our business with Positive Technologies since its designation was $33,412, of which $1,755 has been recognized as revenue and the remaining $31,657 has been recorded as deferred revenue. There are no identifiable net profits associated with HPE’s relationship with Positive Technologies for this reporting period.
For a summary of our revenue recognition policies, see "Revenue Recognition" described in Note 1, "Overview and Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The names of the executive officers of Hewlett Packard Enterprise and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.
The following information is included in Hewlett Packard Enterprise's Proxy Statement related to its 2022 Annual Meeting of Stockholders to be filed within 120 days after Hewlett Packard Enterprise's fiscal year end of October 31, 2021 (the "Proxy Statement") and is incorporated herein by reference:
•Information regarding directors of Hewlett Packard Enterprise including those who are standing for reelection and any persons nominated to become directors of Hewlett Packard Enterprise is set forth under "Our Board—Board Leadership Structure" and/or "Proposals to be Voted On—Proposal No. 1—Election of Directors."
•Information regarding Hewlett Packard Enterprise's Audit Committee and designated "audit committee financial experts" is set forth under "Our Board—Committees of the Board—Audit Committee."
•Information on Hewlett Packard Enterprise's code of business conduct and ethics for directors, officers and employees, also known as the "Standards of Business Conduct," and on Hewlett Packard Enterprise's Corporate Governance Guidelines is set forth under "Governance—Governance Documents."
ITEM 11. Executive Compensation.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•Information regarding Hewlett Packard Enterprise's compensation of its named executive officers is set forth under "Executive Compensation."
•Information regarding Hewlett Packard Enterprise's compensation of its directors is set forth under "Our Board—Director Compensation and Stock Ownership Guidelines."
•The report of Hewlett Packard Enterprise's HR and Compensation Committee is set forth under "Executive Compensation—HRC Committee Report on Executive Compensation."
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under "Governance—Stock Ownership Information—Common Stock Ownership of Certain Beneficial Owners and Management."
•Information regarding Hewlett Packard Enterprise's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled "Equity Compensation Plan Information."
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•Information regarding transactions with related persons is set forth under "Governance—Related Persons Transactions Policies and Procedures."
•Information regarding director independence is set forth under "Governance—Director Independence."
ITEM 14. Principal Accounting Fees and Services.
Information regarding principal accounting fees and services is set forth under "Audit-Related Matters—Principal Accounting Fees and Services" in the Proxy Statement, which information is incorporated herein by reference.

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
Hewlett Packard Enterprise Company
Attn: Investor Relations
11445 Compaq Center West Drive
Houston, Texas 77070

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc., and Nimble Storage, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.16	Employee Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation,	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.18	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Canopy Merger Sub, Inc., and Cray Inc.	8-K	001-37483	2.1	May 17, 2019
2.27	Agreement and Plan of Merger, dated as of July 11, 2020, by and among Hewlett Packard Enterprise Company, Santorini Merger Sub, Inc., Silver Peak Systems, Inc., and certain other parties thereto	8-K	001-37483	2.1	July 13, 2020
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.3	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.4	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.5	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.6	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.250% notes due 2023	8-K	001-37483	4.2	September 13, 2019
4.7	Fifteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.450% notes due 2023	8-K	001-37483	4.2	April 9, 2020
4.8	Seventeenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.450% notes due 2024	8-K	001-37483	4.2	July 17, 2020
4.9	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company''s 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.10	Registration Rights Agreement, dated as of October 9, 2015, by and among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.11	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.12	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.16	December 10, 2020
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.4	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.5	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.6	Form of Performance-Contingent Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.7	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.8	Form of Non-Employee Director Restricted Stock Units Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.9	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.10	Form of Performance-Adjusted Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.11	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.12	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-216481	4.3	March 6, 2017
10.13	Nimble Storage, Inc. 2008 Equity Incentive Plan, as amended*	S-8	333-217349	4.3	April 18, 2017
10.14	SimpliVity Corporation 2009 Stock Plan*	S-8	333-217438	4.3	April 24, 2017
10.15	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.16	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.17	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.18	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.19	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)	10-Q	001-37483	10.29	September 4, 2018
10.20	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September 4, 2018
10.21	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.22	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.23	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.24	Five-Year Credit Agreement dated as of August 16, 2019, among Hewlett Packard Enterprise Company, the lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent	8-K	001-37483	10.1	August 20, 2019
10.25	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.26	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.27	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.28	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.3	October 29, 2020
10.29	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.30	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*‡
10.31	2021 Stock Incentive Plan – Form of Performance-Adjusted Restricted Stock Units Grant Agreement*‡
10.32	Retirement Agreement dated as of December 8, 2021 by and between Keerti Melkote and Hewlett Packard Enterprise Company*‡
21	Subsidiaries of Hewlett Packard Enterprise Company‡
23.1	Consent of Independent Registered Public Accounting Firm‡
24	Power of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)

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
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 10, 2021	HEWLETT PACKARD ENTERPRISE COMPANY
		By:	/s/ Tarek A. Robbiati
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

Signature	Title(s)	Date

/s/ Antonio F. Neri	President, Chief Executive Officer and Director (Principal Executive Officer)	December 10, 2021
Antonio F. Neri
/s/ Tarek A. Robbiati	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 10, 2021
Tarek A. Robbiati
/s/ Jeff T. Ricci	Senior Vice President and Controller (Principal Accounting Officer)	December 10, 2021
Jeff T. Ricci
/s/ Patricia F. Russo	Chairman	December 10, 2021
Patricia F. Russo
/s/ Daniel L. Ammann	Director	December 10, 2021
Daniel L. Ammann
/s/ Pamela L. Carter	Director	December 10, 2021
Pamela L. Carter
/s/ Jean M. Hobby	Director	December 10, 2021
Jean M. Hobby
/s/ George R. Kurtz	Director	December 10, 2021
George R. Kurtz
/s/ Raymond J. Lane	Director	December 10, 2021
Raymond J. Lane
/s/ Ann M. Livermore	Director	December 10, 2021
Ann M. Livermore

/s/ Charles H. Noski	Director	December 10, 2021
Charles H. Noski
/s/ Raymond E. Ozzie	Director	December 10, 2021
Raymond E. Ozzie
/s/ Gary M. Reiner	Director	December 10, 2021
Gary M. Reiner
/s/ Mary Agnes Wilderotter	Director	December 10, 2021
Mary Agnes Wilderotter