Form 10-Q
period 2022-01-31
Hewlett Packard Enterprise Co
filed 2022-03-03
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
______________________________________________________________________________
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1701 East Mossy Oaks Road,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip code)
(678)			259-9860
(Registrant's telephone number, including area code)
11445 Compaq Center West Drive,	Houston,	Texas	77070
(Former address)
______________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
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

Table of Content

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of February 25, 2022 was 1,300,135,740 shares, par value $0.01.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended January 31, 2022

Table of Content

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to the scope and duration of the novel coronavirus pandemic ("COVID-19"), our actions in response thereto, and its and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any projections of revenue, margins, expenses, investments, effective tax rates, interest rates, the impact of tax law changes and related guidance and regulations, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; any projections of the amount, execution, timing, and results of any transformation or impact of cost savings, restructuring plans, including estimates and assumptions related to the anticipated benefits, cost savings, or charges of implementing transformation and restructuring plans; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution of corporate transactions or contemplated acquisitions, research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims, or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to supply chain constraints and the ongoing conflict between Ukraine and Russia; the need to effectively manage third-party suppliers, distribute Hewlett Packard Enterprise's products, and deliver Hewlett Packard Enterprise's services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including pandemics and public health problems, such as the outbreak of COVID-19); the development of and transition to new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from events such as the COVID-19 pandemic; the hiring and retention of key employees; the execution, integration, and other risks associated with business combination and investment transactions; the impact of changes to environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims, and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part II of this Quarterly Report on Form 10-Q and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	For the three months ended January 31,
	2022	2021
	In millions, except per share amounts
Net revenue:
Products	$4,243	$4,138
Services	2,596	2,573
Financing income	122	122
Total net revenue	6,961	6,833
Costs and expenses:
Cost of products	3,016	2,890
Cost of services	1,555	1,596
Financing interest	46	59
Research and development	504	468
Selling, general and administrative	1,201	1,159
Amortization of intangible assets	73	110
Transformation costs	111	311
Acquisition, disposition and other related charges	7	18
Total costs and expenses	6,513	6,611
Earnings from operations	448	222
Interest and other, net	(5)	(44)
Tax indemnification and related adjustments	(17)	(16)
Non-service net periodic benefit credit	36	17
Earnings from equity interests	31	26
Earnings before benefit for taxes	493	205
Benefit for taxes	20	18
Net earnings	$513	$223
Net earnings per share:
Basic	$0.39	$0.17
Diluted	$0.39	$0.17
Weighted-average shares used to compute net earnings per share:
Basic	1,304	1,300
Diluted	1,325	1,315

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended January 31,
	2022	2021
	In millions
Net earnings	$513	$223
Other comprehensive income before taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	(1)	3
	(1)	3
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	215	(329)
Net (gains) losses reclassified into earnings	(201)	278
	14	(51)
Change in unrealized components of defined benefit plans:
Net unrealized gains (losses) arising during the period	6	—
Amortization of net actuarial loss and prior service benefit	41	71
Curtailments, settlements and other	1	1
	48	72
Change in cumulative translation adjustment	(11)	21
Other comprehensive income before taxes	50	45
(Provision) benefit for taxes	(13)	(2)
Other comprehensive income, net of taxes	37	43
Comprehensive income	$550	$266

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	January 31, 2022	October 31, 2021
	(Unaudited)	(Audited)
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,861	$3,996
Accounts receivable, net of allowances	3,432	3,979
Financing receivables, net of allowances	3,815	3,932
Inventory	5,321	4,511
Other current assets	2,913	2,460
Total current assets	19,342	18,878
Property, plant and equipment	5,498	5,613
Long-term financing receivables and other assets	11,528	11,670
Investments in equity interests	2,250	2,210
Goodwill	18,303	18,306
Intangible assets	952	1,022
Total assets	$57,873	$57,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,795	$3,552
Accounts payable	6,549	7,004
Employee compensation and benefits	1,160	1,778
Taxes on earnings	166	169
Deferred revenue	3,457	3,408
Accrued restructuring	225	290
Other accrued liabilities	5,121	4,486
Total current liabilities	20,473	20,687
Long-term debt	10,277	9,896
Other non-current liabilities	6,758	7,099
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Common stock, $0.01 par value (9,600 shares authorized; 1,300 and 1,295 shares issued and outstanding at January 31, 2022 and October 31, 2021, respectively)	13	13
Additional paid-in capital	28,422	28,470
Accumulated deficit	(5,239)	(5,597)
Accumulated other comprehensive loss	(2,878)	(2,915)
Total HPE stockholders' equity	20,318	19,971
Non-controlling interests	47	46
Total stockholders' equity	20,365	20,017
Total liabilities and stockholders' equity	$57,873	$57,699
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended January 31,
	2022	2021
	In millions
Cash flows from operating activities:
Net earnings	$513	$223
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	621	674
Stock-based compensation expense	128	113
Provision for inventory and doubtful accounts	46	52
Restructuring charges	37	232
Deferred taxes on earnings	37	(71)
Earnings from equity interests	(31)	(26)
Other, net	(27)	65
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	543	446
Financing receivables	181	(120)
Inventory	(834)	(148)
Accounts payable	(438)	(161)
Taxes on earnings	(111)	(34)
Restructuring	(114)	(220)
Other assets and liabilities	(627)	(62)
Net cash (used in) provided by operating activities	(76)	963
Cash flows from investing activities:
Investment in property, plant and equipment	(624)	(513)
Proceeds from sale of property, plant and equipment	123	113
Purchases of investments	(21)	(7)
Proceeds from maturities and sales of investments	44	1
Financial collateral posted	(10)	(266)
Financial collateral received	153	20
Net cash used in investing activities	(335)	(652)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	53	26
Proceeds from debt, net of issuance costs	1,276	323
Payment of debt	(633)	(611)
Payments related to stock-based award activities, net	(57)	(34)
Repurchase of common stock	(129)	—
Cash dividends paid to non-controlling interests	—	(8)
Cash dividends paid to shareholders	(155)	(155)
Net cash provided by (used in) financing activities	355	(459)
Decrease in cash, cash equivalents and restricted cash	(56)	(148)
Cash, cash equivalents and restricted cash at beginning of period	4,332	4,621
Cash, cash equivalents and restricted cash at end of period	$4,276	$4,473
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
For the three months ended January 31, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2021	1,294,634	$13	$28,470	$(5,597)	$(2,915)	$19,971	$46	$20,017
Net earnings				513		513	1	514
Other comprehensive income					37	37		37
Comprehensive income						550	1	551
Stock-based compensation expense			128			128		128
Tax withholding related to vesting of employee stock plans			(82)			(82)		(82)
Issuance of common stock in connection with employee stock plans and other	13,449		26			26		26
Repurchases of common stock	(7,824)		(120)			(120)		(120)
Cash dividends declared ($0.12 per share)				(155)		(155)		(155)
Balance at January 31, 2022	1,300,259	$13	$28,422	$(5,239)	$(2,878)	$20,318	$47	$20,365

) Represents the impact of the adoption of the accounting standard on the measurement of credit losses on financial instruments.

Common Stock

	Common Stock
For the three months ended January 31, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2020	1,287,010	$13	$28,350	$(8,375)	$(3,939)	$16,049	$47	$16,096
Net earnings				223		223		223
Other comprehensive income					43	43		43
Comprehensive income						266	—	266
Stock-based compensation expense			113			113		113
Tax withholding related to vesting of employee stock plans			(57)			(57)		(57)
Issuance of common stock in connection with employee stock plans and other	13,486		21			21		21
Cash dividends declared ($0.12 per share)				(155)		(155)		(155)
Effects of adoption of accounting standard updates (1)				(25)		(25)		(25)
Balance at January 31, 2021	1,300,496	$13	$28,427	$(8,332)	$(3,896)	$16,212	$47	$16,259

Common Stock
(1) Represents the impact of the adoption of the accounting standard on the measurement of credit losses on financial instruments.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Overview and Summary of Significant Accounting Policies
Background
Hewlett Packard Enterprise Company ("Hewlett Packard Enterprise", "HPE", or the "Company") is a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze and act upon data seamlessly from edge to cloud. Hewlett Packard Enterprise enables customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Hewlett Packard Enterprise's customers range from small- and medium-sized businesses to large global enterprises and governmental entities.
Basis of Presentation and Consolidation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The Company’s unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated businesses of the Company have been eliminated. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of January 31, 2022 and October 31, 2021, its results of operations for the three months ended January 31, 2022 and 2021, its cash flows for the three months ended January 31, 2022 and 2021, and its statements of stockholders' equity for the three months ended January 31, 2022 and 2021.
The results of operations for the three months ended January 31, 2022 and the cash flows for the three months ended January 31, 2022 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on December 10, 2021.
Significant Accounting Policies
As of November 1, 2021, the Company increased its expected useful life of new servers and storage equipment assets from four years to five years. Concurrently, the Company completed an assessment of its existing server and storage equipment assets and extended the remaining useful lives of such assets by one year. The effects of this change in estimate reduced depreciation expense and increased net income and basic and diluted earnings per share by immaterial amounts for the three months ended January 31, 2022, and are expected to have an immaterial impact on net income and basic and diluted earnings per share for fiscal 2022.
There have been no other changes to the Company's significant accounting policies described in PART II, Item 8, Note 1, "Overview and Summary of Significant Accounting Policies", of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
Recently Adopted Accounting Pronouncements
In July 2021, the Financial Accounting Standards Board ("FASB") issued guidance that requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease, if the lease would have been classified as a sales-type lease or a direct financing lease and the lessor would have otherwise recognized a day-one loss. The Company adopted the guidance in the first quarter of fiscal 2022 on a prospective basis, and there was no material impact on the Company’s Condensed Consolidated Financial Statements.
In January 2020, the FASB issued guidance to clarify certain interactions between the guidance to account for equity securities, the guidance to account for investments under the equity method of accounting, and the guidance to account for derivatives and hedging. The new guidance clarifies the application of measurement alternatives and the accounting for certain forward contracts and purchased options to acquire investments. The Company adopted the guidance in the first quarter of fiscal 2022, and there was no material impact on the Company's Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information
Hewlett Packard Enterprise's operations are organized into six reportable segments for financial reporting purposes: Compute, High Performance Computing & Artificial Intelligence ("HPC & AI"), Storage, Intelligent Edge, Financial Services ("FS"), and Corporate Investments and Other. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), who is the Chief Executive Officer ("CEO"), uses to evaluate, view, and run the Company's business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The six segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results. A summary description of each segment follows.
Compute includes both general purpose servers for multi-workload computing and workload optimized servers to offer the best performance and value for demanding applications. This portfolio of products includes the HPE Proliant rack and tower servers, HPE Synergy, and HPE BladeSystems. Compute offerings also include operational and support services and HPE GreenLake for Compute as-a-service.
High Performance Computing & Artificial Intelligence offers standard and custom hardware and software solutions designed to address customer workloads to power innovation. The HPC hardware solutions are segmented into several categories: High Performance Computing (“HPC”), Data Solutions, and Edge Compute. The HPC portfolio of products includes the HPE Apollo and Cray products that are often sold as supercomputing systems, including exascale supercomputers. The Data Solutions portfolio (formerly named Mission Critical Solutions) includes the HPE Superdome Flex, HPE Nonstop, and HPE Integrity product lines. Edge Compute primarily offers HPE Edgeline products. HPC & AI offerings also include operational and support services and solutions delivered as-a-service through HPE GreenLake.
Storage provides workload optimized storage product and service offerings, which include an intelligent hyperconverged infrastructure ("HCI") with HPE Nimble Storage dHCI and HPE SimpliVity; primary storage with HPE Alletra, HPE Primera, HPE Nimble Storage, and HPE 3PAR Storage for mission-critical and general-purpose workloads; data protection services and software with HPE Backup and Recovery Service; and Zerto. The portfolio also includes HPE Recovery Manager Central, HPE StoreOnce, HPE Cloud Volumes Backup and Big Data solutions running on Apollo servers. Storage also provides solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE Modular Storage Arrays ("MSA") and HPE XP. Storage offerings also include operational and support services, software subscription services, and solutions delivered as-a-service through HPE GreenLake.
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
Financial Services provides flexible investment solutions, such as leasing, financing, IT consumption, utility programs, and asset management services, for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software, and services from Hewlett Packard Enterprise and others. FS also supports financial solutions for on-premise flexible consumption models, such as HPE GreenLake.
Corporate Investments and Other includes the Advisory and Professional Services ("A & PS") business which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities; the Communications and Media Solutions business ("CMS"), which primarily offers software and related services to the telecommunications industry; the HPE Software business which offers HPE Ezmeral Container Platform and HPE Ezmeral Data Fabric; and Hewlett Packard Labs which is responsible for research and development.
Segment Policy
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
expense, amortization of initial direct costs, amortization of intangible assets, transformation costs, acquisition, disposition and other related charges.
Segment Operating Results
Segment net revenue and operating results were as follows:

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Three months ended January 31, 2022
Net revenue	$2,976	$776	$1,144	$900	$840	$325	$6,961
Intersegment net revenue	40	14	12	1	2	—	69
Total segment net revenue	$3,016	$790	$1,156	$901	$842	$325	$7,030
Segment earnings (loss) from operations	$416	$(7)	$168	$157	$104	$(11)	$827
Three months ended January 31, 2021
Net revenue(1)	$2,928	$745	$1,173	$807	$859	$321	$6,833
Intersegment net revenue	56	16	19	3	1	—	95
Total segment net revenue	$2,984	$761	$1,192	$810	$860	$321	$6,928
Segment earnings (loss) from operations(1)	$341	$43	$234	$154	$84	$(31)	$825

(1) Effective at the beginning of the first quarter of fiscal 2022, the Company’s implemented minor organizational changes to align its segment financial reporting more closely with its current business structure resulting in immaterial changes to certain prior period segment revenue and segment earnings (loss) from operations amounts. These changes had no impact to the Company’s previously reported consolidated GAAP results.
The reconciliation of segment operating results to Condensed Consolidated Financial statements was as follows:

	For the three months ended January 31,
	2022	2021
	In millions
Net Revenue:
Total segments	$7,030	$6,928
Eliminations of intersegment net revenue	(69)	(95)
Total consolidated net revenue	$6,961	$6,833
Earnings before taxes:
Total segment earnings from operations	$827	$825
Unallocated corporate costs and eliminations	(59)	(52)
Stock-based compensation expense	(128)	(110)
Amortization of initial direct costs	(1)	(2)
Amortization of intangible assets	(73)	(110)
Transformation costs	(111)	(311)
Acquisition, disposition and other related charges	(7)	(18)
Interest and other, net	(5)	(44)
Tax indemnification and related adjustments	(17)	(16)
Non-service net periodic benefit credit	36	17
Earnings from equity interests	31	26
Total earnings before benefit for taxes	$493	$205

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to total assets as per Consolidated Balance Sheets were as follows:

	As of
	January 31, 2022	October 31, 2021
	In millions
Compute	$16,343	$16,000
HPC & AI	6,764	6,667
Storage	7,211	7,325
Intelligent Edge	4,325	4,355
Financial Services	14,713	14,951
Corporate Investments and Other	1,282	1,210
Corporate and unallocated assets	7,235	7,191
Total assets	$57,873	$57,699
Geographic Information
Net revenue by geographic region was as follows:

	For the three months ended January 31,
	2022	2021
	In millions
Americas:
United States	$2,318	$2,178
Americas excluding U.S.	461	435
Total Americas	$2,779	$2,613
Europe, Middle East and Africa	2,556	2,620
Asia Pacific and Japan	1,626	1,600
Total consolidated net revenue	$6,961	$6,833
Note 3: Transformation Programs
Transformation programs are comprised of the cost optimization and prioritization plan and the HPE Next initiative. During the third quarter of fiscal 2020, the Company launched the cost optimization and prioritization plan, which focuses on realigning the workforce to areas of growth, a new hybrid workforce model called Edge-to-Office, real estate strategies, and simplifying and evolving our product portfolio strategy. The implementation period of the cost optimization and prioritization plan is through fiscal 2023. During the remaining implementation period, the Company expects to incur transformation costs predominantly related to labor restructuring, non-labor restructuring, IT investments, design and execution charges and real estate initiatives.
During the third quarter of fiscal 2017, the Company launched an initiative called HPE Next to put in place a purpose-built company designed to compete and win in the markets where it participates. Through this program, the Company is simplifying the operating model, and streamlining our offerings, business processes and business systems to improve our execution. The implementation period of the HPE Next initiative is through fiscal 2023. During the remaining implementation period, the Company expects to incur predominantly IT infrastructure costs for streamlining, upgrading, and simplifying back-end operations, and real estate initiatives. These costs are expected to be partially offset by gains from real estate sales.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Cost Optimization and Prioritization Plan
During the three months ended January 31, 2022 and 2021, the Company incurred $53 million and $252 million, respectively, of charges related to the cost optimization and prioritization plan, which was recorded within Transformation costs in the Condensed Consolidated Statements of Earnings, the components of which were as follows:

	For the three months ended January 31,
	2022	2021
	In millions
Program management	$8	$37
IT Costs	8	—
Restructuring charges	37	215
Total	$53	$252
HPE Next
During the three months ended January 31, 2022 and 2021, the Company incurred $58 million and $59 million, respectively, in net charges associated with HPE Next, which were recorded within Transformation costs in the Condensed Consolidated Statements of Earnings. The components of Transformation costs relating to HPE Next were as follows:

	For the three months ended January 31,
	2022	2021
	In millions
Program management	$3	$2
IT costs	47	26
Restructuring charges	—	17
Gain on real estate sales	(8)	(1)
Impairment of real estate assets	11	—
Other	5	15
Total	$58	$59
Restructuring Plan
Restructuring activities related to the Company's employees and infrastructure under the cost optimization and prioritization plan and HPE Next plan were presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2021	$228	$189	$44	$33
Charges	16	21	—	—
Cash payments	(55)	(37)	(12)	(7)
Non-cash items	(6)	(4)	(2)	—
Liability as of January 31, 2022	$183	$169	$30	$26
Total costs incurred to date, as of January 31, 2022	$523	$441	$1,261	$247
Total expected costs to be incurred as of January 31, 2022	$700	$600	$1,261	$255

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The current restructuring liability related to the transformation programs, reported in Condensed Consolidated Balance Sheets as of January 31, 2022 and October 31, 2021, was $223 million and $287 million, respectively, in accrued restructuring, and $30 million and $27 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of January 31, 2022 and October 31, 2021, was $155 million and $180 million, respectively.
Note 4: Retirement Benefit Plans
The Company's net pension benefit (credit) cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended January 31,
	2022	2021
	In millions
Service cost	$20	$24
Interest cost(1)	40	29
Expected return on plan assets(1)	(118)	(119)
Amortization and deferrals(1):
Actuarial loss	44	74
Prior service benefit	(3)	(3)
Net periodic benefit (credit) cost	(17)	5
Settlement loss(1)	1	1
Total net benefit (credit) cost	$(16)	$6

(1)These non-service components of net periodic benefit cost were included in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
For the three months ended January 31, 2022 and 2021, the Company recorded income tax benefit of $20 million and $18 million, respectively, which reflects an effective tax rate of (4.1)% and (8.8)%, respectively. The effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.
For the three months ended January 31, 2022, the Company recorded $83 million of net income tax benefits related to various items discrete to the period. The amount primarily included $43 million of net income benefits related to the settlement of U.S. tax audit matters, $24 million of income tax benefits related to transformation costs and acquisition, disposition and other related charges, and $16 million of net income tax benefits related to the settlement of foreign tax audit matters.
For the three months ended January 31, 2021, the Company recorded $90 million of net income tax benefits related to various items discrete to the period. The amount primarily included $66 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, and $30 million of income tax benefits related to tax liabilities for which the Company shared joint and several liability with HP Inc. and for which the Company was indemnified by HP Inc.
Uncertain Tax Positions
As of January 31, 2022 and October 31, 2021, the amount of unrecognized tax benefits was $597 million and $2.1 billion, respectively, of which up to $331 million and $688 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods. During the three months ended January 31, 2022, the Company effectively settled with the U.S. Internal Revenue Service ("IRS") for fiscal 2016, primarily contributing to the reduction in the Company's unrecognized tax benefits of $1.5 billion, which was predominantly related to the timing of intercompany royalty revenue recognition which does not affect the Company’s effective tax rate.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in (Provision) benefit for taxes in the Condensed Consolidated Statements of Earnings. The Company recognized interest income of $40 million and $8 million for the three months ended January 31, 2022 and 2021, respectively. The increase in interest income resulted from the release of reserves as a result of the effective settlement of the IRS audit for fiscal 2016. As of January 31, 2022 and October 31, 2021, the Company had accrued $96 million and $136 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. The Company does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign, and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions, joint and several tax liabilities, and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $47 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2022	October 31, 2021
	In millions
Deferred tax assets	$1,968	$2,023
Deferred tax liabilities	(498)	(494)
Deferred tax assets net of deferred tax liabilities	$1,470	$1,529
Note 6: Balance Sheet Details
Balance sheet details were as follows:
Cash, cash equivalents and restricted cash

	As of
	January 31, 2022	October 31, 2021
	In millions
Cash and cash equivalents	$3,861	$3,996
Restricted cash(1)	415	336
Total	$4,276	$4,332

(1) The Company includes restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
Inventory

	As of
	January 31, 2022	October 31, 2021
	In millions
Finished goods	$1,825	$1,684
Purchased parts and fabricated assemblies	3,496	2,827
Total	$5,321	$4,511

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Property, Plant and Equipment

	As of
	January 31, 2022	October 31, 2021
	In millions
Land	$75	$76
Buildings and leasehold improvements	1,794	1,751
Machinery and equipment, including equipment held for lease	9,496	9,735
	11,365	11,562
Accumulated depreciation	(5,867)	(5,949)
Total	$5,498	$5,613
Warranties
The Company's aggregate product warranty liability and changes thereto were as follows:

For the three months ended January 31, 2022
In millions
Balance at beginning of period	$327
Charges	42
Adjustments related to pre-existing warranties	(3)
Settlements made	(51)
Balance at end of period	$315
Contract balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	January 31, 2022	October 31, 2021
	In millions
Accounts receivable	$3,256	$3,796
Unbilled receivables	197	206
Allowances	(21)	(23)
Total	$3,432	$3,979
The allowances for credit losses related to accounts receivable and changes therein were as follows:

	As of
	January 31, 2022	October 31, 2021
	In millions
Balance at beginning of period	$23	$46
Provision for credit losses	3	11
Write off's, net of recoveries	(5)	(34)
Balance at end of period	$21	$23

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Sale of Trade Receivables
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. During the three months ended January 31, 2022, the Company sold $1 billion of trade receivables. During the fiscal year ended October 31, 2021, the Company sold $4.2 billion of trade receivables. The Company recorded an obligation of $97 million and $65 million in Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of January 31, 2022 and October 31, 2021 respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities
Contract liabilities consist of deferred revenue. The aggregate balance of current and non-current deferred revenue was $6.4 billion as of January 31, 2022 and October 31, 2021. During the three months ended January 31, 2022, approximately $1.2 billion of the deferred revenue as of October 31, 2021 was recognized as revenue.
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
Remaining performance obligations consist of deferred revenue. As of January 31, 2022, the aggregate amount of remaining performance obligations was $6.4 billion. The Company expects to recognize approximately 45% of this amount as revenue over the remainder of the fiscal year.
Costs to Obtain a Contract
As of January 31, 2022, the current and non-current portions of the capitalized costs to obtain a contract were $67 million and $102 million, respectively. As of October 31, 2021, the current and non-current portions of the capitalized costs to obtain a contract were $64 million and $95 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheet. For the three months ended January 31, 2022, and 2021, the Company amortized $20 million and $15 million respectively, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Earnings.
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

	As of
	January 31, 2022	October 31, 2021
	In millions
Minimum lease payments receivable	$9,308	$9,526
Unguaranteed residual value	388	390
Unearned income	(715)	(718)
Financing receivables, gross	8,981	9,198
Allowance for credit losses	(227)	(228)
Financing receivables, net	8,754	8,970
Less: current portion	(3,815)	(3,932)
Amounts due after one year, net	$4,939	$5,038

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As of January 31, 2022 and October 31, 2021, scheduled maturities of the Company's minimum lease payments receivable were as follows:

	As of
	January 31, 2022	October 31, 2021
Fiscal year	In millions
Remainder of fiscal 2022	$3,543	$4,338
2023	2,748	2,557
2024	1,717	1,567
2025	851	747
2026	328	233
Thereafter	121	84
Total undiscounted cash flows	$9,308	$9,526
Present value of lease payments (recognized as finance receivables)	$8,593	$8,808
Unearned income	$715	$718
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the three months ended January 31, 2022, the Company did not sell any financing receivables. During the fiscal year ended October 31, 2021, the Company sold $142 million of financing receivables.
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
The credit risk profile of gross financing receivables, based on internal risk ratings as of January 31, 2022, presented on amortized cost basis by year of origination was as follows:

	As of January 31, 2022
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2022	$339	$261	$2
2021	2,020	1,571	48
2020	1,271	943	75
2019	704	652	88
2018 and prior	365	487	155
Total	$4,699	$3,914	$368

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The credit risk profile of gross financing receivables, based on internal risk ratings as of October 31, 2021, presented on amortized cost basis by year of origination was as follows:

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
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of January 31, 2022 and October 31, 2021 and the respective changes during the three and twelve months then ended were as follows:

	As of
	January 31, 2022	October 31, 2021
	In millions
Balance at beginning of period	$228	$154
Adjustment for adoption of the new credit loss standard	—	28
Provision for credit losses	25	61
Adjustment to the existing allowance	—	19
Write-offs	(26)	(34)
Balance at end of period	$227	$228
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	January 31, 2022	October 31, 2021
	In millions
Billed:(1)
Current and past due 1-30 days	$365	$410
Past due 31-60 days	34	35
Past due 61-90 days	31	17
Past due > 90 days	108	111
Unbilled sales-type and direct-financing lease receivables	8,443	8,625
Total gross financing receivables	$8,981	$9,198
Gross financing receivables on non-accrual status(2)	$252	$257
Gross financing receivables 90 days past due and still accruing interest(2)	$92	$78

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Operating Leases
Operating lease assets included in Property, plant and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2022	October 31, 2021
	In millions
Equipment leased to customers	$6,807	$7,039
Accumulated depreciation	(2,894)	(3,038)
Total	$3,913	$4,001
Minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

As of
January 31, 2022
Fiscal year	In millions
Remainder of fiscal 2022	$1,319
2023	1,214
2024	571
2025	118
2026	20
Thereafter	1
Total	$3,243
If a lease is classified as an operating lease, the Company records lease revenue on a straight-line basis over the lease term. At commencement of an operating lease, initial direct costs are deferred and are expensed over the lease term on the same basis as the lease revenue is recorded.
The following table presents amounts included in the Condensed Consolidated Statement of Earnings related to lessor activity:

	For the three months ended January 31,
	2022	2021
	In millions
Interest income from sales-type leases and direct financing leases	$122	$122
Lease income from operating leases	572	604
Total lease income	$694	$726
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the assets and liabilities held by the consolidated VIE as of January 31, 2022 and October 31, 2021, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of
	January 31, 2022	October 31, 2021
Assets held by VIE	In millions
Other current assets	$100	$165
Financing receivables
Short-term	$886	$749
Long-term	$994	$707
Property, plant and equipment	$1,144	$854
Liabilities held by VIE
Notes payable and short-term borrowings, net of unamortized debt issuance costs	$1,460	$1,204
Long-term debt, net of unamortized debt issuance costs	$1,349	$950
Financing receivables transferred via securitization through the SPE were $664 million for the three months ended January 31, 2022 and $1.1 billion for the fiscal year ended October 31, 2021. Leased equipment transferred via securitization through the SPE was $445 million for the three months ended January 31, 2022 and $720 million for the fiscal year ended October 31, 2021.
Note 8: Goodwill
The following table represents the carrying value of goodwill, by reportable segment as of October 31, 2021 and January 31, 2022:

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Balance at October 31, 2021 (1)	$7,532	$3,702	$4,160	$2,555	$144	$213	$18,306
Goodwill adjustments	—	—	(3)	—	—	—	(3)
Balance at January 31, 2022 (1)	$7,532	$3,702	$4,157	$2,555	$144	$213	$18,303

(1)Goodwill is net of accumulated impairment losses of $953 million. Of this amount, $865 million related to the HPC & AI reporting unit was recorded during fiscal 2020 and $88 million related to the CMS reporting unit within Corporate Investments and Other was recorded during fiscal 2018. There is no goodwill remaining in the CMS reporting unit.
Goodwill is tested for impairment at the reporting unit level. As of January 31, 2022, the Company's reporting units are consistent with the reportable segments identified in Note 2, with the exception of Corporate Investments and Other, which contains three reporting units: Software, CMS, and A & PS. The Company will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9: Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2022				As of October 31, 2021
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$947	$—	$947	$—	$806	$—	$806
Money market funds	1,165	—	—	1,165	1,495	—	—	1,495
Equity securities	42	—	264	306	57	—	129	186
Foreign bonds	—	115	—	115	—	122	—	122
Other debt securities	—	—	35	35	—	—	42	42
Derivative Instruments:
Interest rate contracts	—	41	—	41	—	95	—	95
Foreign exchange contracts	—	399	—	399	—	308	—	308
Other derivatives	—	—	—	—	—	4	—	4
Total assets	$1,207	$1,502	$299	$3,008	$1,552	$1,335	$171	$3,058
Liabilities
Derivative Instruments:
Foreign exchange contracts	—	113	—	113	—	127	—	127
Other derivatives	—	5	—	5	—	—	—	—
Total liabilities	$—	$118	$—	$118	$—	$127	$—	$127
The Company uses valuation techniques that are based upon observable and unobservable inputs. Observable inputs are developed using market data such as publicly available information and reflect the assumptions market participants would use, while unobservable inputs are developed using the best information available about the assumptions market participants would use.
Other Fair Value Disclosures
Short-Term and Long-Term Debt: As of January 31, 2022 and October 31, 2021, the estimated fair value of the Company's short-term and long-term debt was $14.9 billion and $14.6 billion, respectively. As of January 31, 2022 and October 31, 2021, the carrying value of the Company's short-term and long-term debt was $14.1 billion and $13.4 billion, respectively. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
Equity investments without readily determinable fair value: Equity Investments are recorded at cost and measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. The Company did not recognize any impairments on these equity investments during the three months ended January 31, 2022 and 2021. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-Financial Assets: The Company's non-financial assets, such as intangible assets, goodwill, and property, plant and equipment, are recorded at cost. The Company records right-of-use ("ROU") assets based on the lease liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. Fair value adjustments are made to these non-financial assets in the period an impairment charge is recognized.
During the three months ended January 31, 2022 and 2021, the Company recorded a ROU asset impairment charge of $6 million and $49 million, respectively, in Transformation costs in the Condensed Consolidated Statements of Earnings as the carrying value of certain ROU assets exceeded its fair value. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of January 31, 2022			As of October 31, 2021
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
	In millions
Cash Equivalents:
Time deposits	$947	$—	$947	$806	$—	$806
Money market funds	1,165	—	1,165	1,495	—	1,495
Total cash equivalents	2,112	—	2,112	2,301	—	2,301
Available-for-Sale Debt Investments:
Foreign bonds	103	12	115	108	14	122
Other debt securities	33	2	35	41	1	42
Total available-for-sale debt investments	136	14	150	149	15	164
Total cash equivalents and available-for-sale debt investments	$2,248	$14	$2,262	$2,450	$15	$2,465
As of January 31, 2022 and October 31, 2021, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside of the U.S. as of January 31, 2022 and October 31, 2021. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of available-for-sale debt investments were as follows:

	As of January 31, 2022
	Amortized Cost	Fair Value
	In millions
Due in one to five years	$18	$18
Due in more than five years	118	132
	$136	$150
Non-marketable equity investments in privately held companies are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These non-marketable equity investments are carried either at fair value or under the measurement alternative.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $166 million and $253 million as of January 31, 2022 and October 31, 2021, respectively.
The carrying amount of those non-marketable equity investments accounted for under the fair value option was $264 million and $129 million as of January 31, 2022 and October 31, 2021, respectively. During the three months ended January 31, 2022, the Company recorded an unrealized gain of $59 million on these investments.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Equity investments with readily determinable fair values are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. The carrying amount of these investments was $42 million as of January 31, 2022 and $57 million as of October 31, 2021, respectively. During the three months ended January 31, 2022, the Company recorded an unrealized loss of $14 million on these investments.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. The carrying amount of these investments was $2.3 billion and $2.2 billion as of January 31, 2022 and October 31, 2021, respectively. For the three months ended January 31, 2022 and 2021, the Company recorded earnings from equity interests of $31 million and $26 million on these investments, respectively.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of January 31, 2022					As of October 31, 2021
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$3,850	$9	$32	$—	$—	$3,850	$15	$80	$—	$—
Cash flow hedges:
Foreign currency contracts	7,871	190	86	32	16	7,664	125	68	49	32
Net investment hedges:
Foreign currency contracts	1,836	33	36	12	16	1,860	33	40	12	18
Total derivatives designated as hedging instruments	13,557	232	154	44	32	13,374	173	188	61	50
Derivatives not designated as hedging instruments
Foreign currency contracts	5,949	48	6	36	1	6,994	25	17	16	—
Other derivatives	126	—	—	5	—	113	4	—	—	—
Total derivatives not designated as hedging instruments	6,075	48	6	41	1	7,107	29	17	16	—
Total derivatives	$19,632	$280	$160	$85	$33	$20,481	$202	$205	$77	$50
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of January 31, 2022
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$440	$—	$440	$112	$317	(1)	$11
Derivative liabilities	$118	$—	$118	$112	$5	(2)	$1

	As of October 31, 2021
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$407	$—	$407	$123	$173	(1)	$111
Derivative liabilities	$127	$—	$127	$123	$5	(2)	$(1)

(1)Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of January 31, 2022 and October 31, 2021, the entire amount of the collateral posted of $5 million was through the re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying amount of the hedged assets/ (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/ (liabilities)
	As of		As of
	January 31, 2022	October 31, 2021	January 31, 2022	October 31, 2021
	In millions		In millions
Notes payable and short-term borrowings	$(1,358)	$(1,365)	$(9)	$(15)
Long-term debt	$(2,525)	$(2,573)	$(32)	$(80)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the three months ended January 31,
	2022	2021
	In millions
Derivatives in Cash Flow Hedging relationship
Foreign exchange contracts	$215	$(329)
Derivatives in Net Investment Hedging relationship
Foreign exchange contracts	11	(74)
Total	$226	$(403)
As of January 31, 2022, the Company expects to reclassify an estimated net accumulated other comprehensive gain of approximately $88 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments on the Condensed Consolidated Statements of Earnings were as follows:

	Gains (Losses) Recognized in Income
	For the three months ended January 31,
	2022		2021
	Net revenue	Interest and other, net	Net revenue	Interest and other, net
	In millions
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded	$6,961	$(5)	$6,833	$(44)
Gains (losses) on derivatives in fair value hedging relationships
Interest rate contracts
Hedged items	—	54	—	18
Derivatives designated as hedging instruments	—	(54)	—	(18)
Gains (losses) on derivatives in cash flow hedging relationships
Foreign exchange contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	65	136	(64)	(213)
Interest rate contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	—	—	—	(1)
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	(40)	—	(41)
Other derivatives	—	(9)	—	1
Total gains (losses)	$65	$87	$(64)	$(254)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-terms debt were as follows:

	As of
	January 31, 2022	October 31, 2021
	In millions
Current portion of long-term debt(1)	$2,868	$2,613
Commercial paper	693	705
Notes payable to banks, lines of credit and other	234	234
Total notes payable and short-term borrowings	$3,795	$3,552
Long-term debt	10,277	9,896
Total Debt	$14,072	$13,448

(1) As of January 31, 2022, the Current portion of long-term debt, net of discount and issuance costs, includes $1.5 billion associated with the asset-backed debt securities issued by the Company.
Asset-backed Debt Securities
In January 2022, the Company issued $1.0 billion of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.51%, payable monthly from March 2022 with a stated final maturity date of November 2029.
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. The Parent Program in the U.S. provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. The Parent Program outside the U.S. provides for the issuance of commercial paper denominated in U.S. dollars, euros, or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of January 31, 2022 and October 31, 2021, no borrowings were outstanding under the Parent Programs, and $693 million and $705 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
In December 2021, the Company terminated its prior senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with an aggregate lending commitment of $4.75 billion for a period of five years. As of January 31, 2022 and October 31, 2021, no borrowings were outstanding under this credit facility.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12: Stockholders' Equity
The components of Accumulated other comprehensive loss, net of taxes as of January 31, 2022, and changes during the three months ended January 31, 2022 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$15	$81	$(2,545)	$(466)	$(2,915)
Other comprehensive income (loss) before reclassifications	(1)	215	6	(11)	209
Reclassifications of (gains) losses into earnings	—	(201)	42	—	(159)
Tax (provision) benefit	—	(2)	(11)	—	(13)
Balance at end of period	$14	$93	$(2,508)	$(477)	$(2,878)

The components of Accumulated other comprehensive loss, net of taxes as of January 31, 2021, and changes during the three months ended January 31, 2021 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$18	$(7)	$(3,473)	$(477)	$(3,939)
Other comprehensive income (loss) before reclassifications	3	(329)	—	21	(305)
Reclassifications of (gains) losses into earnings	—	278	72	—	350
Tax (provision) benefit	—	5	(5)	(2)	(2)
Balance at end of period	$21	$(53)	$(3,406)	$(458)	$(3,896)

Share Repurchase Program
For the three months ended January 31, 2022, the Company repurchased and settled a total of 8.5 million shares under its share repurchase program through open market repurchases, which included 0.8 million shares that were unsettled open market repurchases as of October 31, 2021. Additionally, as of January 31, 2022, the Company had unsettled open market repurchases of 0.1 million shares. Shares repurchased during the three months ended January 31, 2022 were recorded as a $120 million reduction to stockholders' equity. As of January 31, 2022, the Company had a remaining authorization of $1.8 billion for future share repurchases.
Note 13: Net Earnings Per Share
The Company calculates basic net earnings per share ("EPS") using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of outstanding restricted stock units, stock options, and performance-based awards.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the three months ended January 31,
	2022	2021
	In millions, except per share amounts
Numerator:
Net earnings	$513	$223
Denominator:
Weighted-average shares used to compute basic net EPS	1,304	1,300
Dilutive effect of employee stock plans	21	15
Weighted-average shares used to compute diluted net EPS	1,325	1,315
Net earnings per share:
Basic	$0.39	$0.17
Diluted	$0.39	$0.17
Anti-dilutive weighted-average stock awards(1)	1	22

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 14: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the "Separation and Distribution Agreement") entered into in connection with Hewlett Packard Enterprise's spin-off from HP Inc. (formerly known as "Hewlett-Packard Company") (the "Separation"), Hewlett Packard Enterprise and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of January 31, 2022, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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

Table of Content
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
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise (collectively, “Defendants”) alleging Defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals age 40 years and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by Defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. Following the filing of Plaintiffs' Fourth Amended Complaint, Plaintiffs filed a Motion for Preliminary Class Certification on

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
December 30, 2020. On April 14, 2021, Plaintiffs’ Motion for Conditional Class Certification was granted. The conditionally certified collective action consists of all individuals who had their employment terminated by Defendants pursuant to a WFR Plan on or after November 1, 2015, and who were 40 years or older at the time of such termination. The collective action excludes all individuals who signed a Waiver and General Release Agreement or an Agreement to Arbitrate Claims. The Court-approved notice has been issued to potential class members.
Hewlett-Packard Company v. Oracle (Itanium). On June 15, 2011, HP Inc. filed suit against Oracle in the Superior Court of California, County of Santa Clara in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.’s Itanium-based line of mission critical servers. HP Inc. asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. Trial was bifurcated into two phases. HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers. Phase 2 of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP Inc.’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeal rejected Oracle’s appeal. The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. approximately $3 billion in damages: $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP Inc. filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. On May 16, 2019, HP Inc. filed its application to renew the judgment. As of May 16, 2019, the renewed judgment is approximately $3.8 billion. Daily interest on the renewed judgment is now accruing at $1 million and will be recorded upon receipt. On June 14, 2021, the California Court of Appeal affirmed the judgment of the trial court. Oracle filed a Petition for Rehearing with the California Court of Appeal, which was denied on July 8, 2021. On July 26, 2021, Oracle filed a Petition for Review with the California Supreme Court. The California Supreme Court denied the petition on September 29, 2021, and the California Court of Appeal issued the remittitur on September 30, 2021. On October 12, 2021, Oracle paid $4.66 billion, reflecting all amounts owed on the judgment plus accrued interest. Pursuant to the terms of the Separation and Distribution Agreement between HP Inc. and HPE, this amount was split evenly between the parties following the reimbursement of approximately $48 million in pre-separation legal costs incurred by HPE in prosecution of the litigation. In total, HPE has received payment of approximately $2.35 billion, which was recognized as a gain from litigation judgment during the year ended October 31, 2021. On October 27, 2021, HP Inc. filed an acknowledgement of full satisfaction of judgment. On January 27, 2022, Oracle filed a petition for writ of certiorari asking the United States Supreme Court to grant review. HPE's response to the petition is due April 1, 2022. Review by the United States Supreme Court is discretionary, and we believe the likelihood the award of damages will be reduced or reversed is remote.
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
Q3 Networking Litigation. On September 21 and September 22, 2020, Q3 Networking LLC filed complaints against HPE, Aruba Networks, Commscope and Netgear in the United States District Court for the District of Delaware and the United States International Trade Commission (“ITC”). Both complaints allege infringement of four patents, and the ITC complaint defines the “accused products” as “routers, access points, controllers, network management servers, other networking products,

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
and hardware and software components thereof.” The ITC action was instituted on October 23, 2020. The District of Delaware action has been stayed pending resolution of the ITC action. The evidentiary hearing before the ITC has been completed. On December 7, 2021, the Administrative Law Judge issued his initial determination finding no violation of section 337 of the Tariff Act. The ITC must decide whether to adopt the Administrative Law Judge’s findings or grant review of the initial determination no later than March 15, 2022.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section, we use the terms "Hewlett Packard Enterprise", "HPE", the "Company", "we", "us" and "our" to refer to Hewlett Packard Enterprise Company. References in the MD&A section to "former Parent" refer to HP Inc.
We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Condensed Consolidated Financial Statements, changes in certain key items in these financial statements from period-to-period and the primary factors that accounted for these changes, as well as how certain accounting principles, policies and estimates affect our Condensed Consolidated Financial Statements. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.
The financial discussion and analysis in the following MD&A compares the three months ended January 31, 2022 to the comparable prior-year period and where appropriate, as of January 31, 2022, unless otherwise noted.
This MD&A is organized as follows:
•Trends and Uncertainties. A discussion of material events and uncertainties known to management, such as an update to our COVID-19 response and other events.
•Executive Overview. A discussion of our business and a summary analysis of our financial performance and other highlights, including non-GAAP financial measures, affecting the Company in order to provide context to the remainder of the MD&A.
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
•Contractual Cash and Other Obligations. An overview of contractual cash obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions, and off-balance sheet arrangements.
•GAAP to Non-GAAP Reconciliations. Each non-GAAP financial measure has been reconciled to the most directly comparable GAAP financial measure therein. This section also includes a discussion of the usefulness of non-GAAP financial measures, and material limitations associated with the use of non-GAAP financial measures.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
TRENDS AND UNCERTAINTIES
The overall demand environment continues to improve but remains impacted by ongoing industry-wide supply chain constraints, which moderated our revenue growth, elevated costs, and delayed certain unit shipments, resulting in a higher level of backlog and related inventory at the end of the period. We expect this trend to continue in the near term.
COVID-19 Update
Our vaccination policy remains in effect; however, there have been modifications to our U.S. vaccine policy since first announced, as a result of the nationwide temporary injunction prohibiting enforcement of the U.S. Federal Executive Order requiring contractors and subcontractors performing work on or in connection with certain federal contracts to be fully vaccinated against COVID-19. As a result of this injunction, we will not be making vaccination a standard condition of employment in the U.S. at this time. However, vaccination will be required for entering our sites, working at customer and third-party sites, and for travel and events, unless team members have an approved exemption through human resources and undergo routine testing. Outside of the U.S., we have implemented vaccination/risk strategies where legally permissible and where vaccines are readily available. Such strategies differ from location to location, based on local requirements, and can take the form of mandatory vaccinations and/or testing requirements; vaccine passports or related certificates; government reports indicating vaccination rates of company employees; or other government-mandated risk strategies. At least 12 countries in which we operate have already implemented, or are in the process of implementing, their pandemic risk strategy.
After careful analysis of information and guidance provided by public health and government authorities regarding the pandemic, and due to the efforts we have taken to mitigate risk through our workplace vaccination policy, effective February 14, 2022, our sites in the U.S. reopened for employees who are fully vaccinated, with exemptions allowed in certain instances including routine testing as advised. Employees electing to return to the office do so on a voluntary basis and must follow all local health regulations with regards to masking and physical distancing.
EXECUTIVE OVERVIEW
We are a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze, and act upon data seamlessly from edge to cloud. We enable customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Our customers range from small-and-medium size businesses to large global enterprises and governmental entities. Our legacy dates to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers.
Our operations are organized into six reportable segments for financial reporting purposes: Compute, High Performance Computing and Artificial Intelligence ("HPC & AI"), Storage, Intelligent Edge, HPE Financial Services ("FS"), and Corporate Investments and Other.
The global pandemic has brought a renewed focus on digital transformation as businesses rethink everything from remote work and collaboration to business continuity and data insights. Businesses are looking ahead, beyond the demands of the pandemic, and treating digital transformation as a strategic imperative. Additionally, the pandemic has accelerated several trends relevant to the company: the exponential increase of data at the edge; the need for a cloud experience everywhere to manage the growth of data at the edge; and the need to quickly extract value from the captured data. Enterprises have embraced multi-cloud strategies for different cloud environments for different types of data and workloads. Increasingly, customers want to digitally transform, while preserving capital and eliminating operating expense, by paying only for the IT they use.
In response, we are accelerating in our areas of strategic focus, including the Intelligent Edge and HPC & AI businesses, while at the same time, strengthening our core Compute and Storage businesses, investing in key areas of growth and accelerating our as-a-service pivot to become the edge-to-cloud platform as-a-service choice for our customers and partners with our HPE GreenLake Cloud platform.
Three months ended January 31, 2022 compared with the three months ended January 31, 2021
Net revenue of $7.0 billion represented an increase of 1.9% (also increased 1.9% on a constant currency basis) due primarily to a combination of strong demand reflected by double-digit revenue growth in networking products, effective pricing management in server products and growth in the Apollo product category. The gross profit margin of 33.7% (or $2.3 billion) represents an increase of 0.2 percentage points due primarily to pricing discipline coupled with strong cost management in server products, a mix-shift towards higher-margin software offerings, and lower depreciation expense in FS, moderated by the

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
impact of ongoing supply chain constraints. The operating profit margin was 6.4%, up 3.2 percentage points due primarily to a decrease in transformation costs. We used $76 million of cash flow from operations and $577 million of free cash flows primarily due to unfavorable net working capital management resulting in part from the ongoing supply chain constraints.
The following table summarizes our condensed consolidated GAAP financial results for the periods presented:

	For the three months ended January 31,
	2022	2021	Change
	Dollars in millions, except per share amounts
Net revenue	$6,961	$6,833	1.9%
Gross profit	$2,344	$2,288	2.4%
Gross profit margin	33.7%	33.5%	0.2pts
Earnings from operations	$448	$222	101.8%
Operating profit margin	6.4%	3.2%	3.2pts
Net earnings	$513	$223	130.0%
Diluted net earnings per share	$0.39	$0.17	$0.22
Cash flow (used in) from operations	$(76)	$963	$(1,039)
The following table summarizes our condensed consolidated non-GAAP financial results for the periods presented:

	For the three months ended January 31,
	2022	2021	Change
	Dollars in millions, except per share amounts
Net revenue adjusted for currency	$6,964	$6,833	1.9%
Non-GAAP gross profit	$2,360	$2,303	2.5%
Non-GAAP gross profit margin	33.9%	33.7%	0.2pts
Non-GAAP earnings from operations	$768	$773	(0.6)%
Non-GAAP operating profit margin	11.0%	11.3%	(0.3)pts
Non-GAAP net earnings	$697	$679	2.7%
Non-GAAP diluted net earnings per share	$0.53	$0.52	$0.01
Free cash flow	$(577)	$563	$(1,140)
Each non-GAAP financial measure has been reconciled to the most directly comparable GAAP financial measure herein. Please refer to the section "GAAP to Non-GAAP Reconciliations" at the end of this MD&A for these reconciliations, along with a discussion of the usefulness of these non-GAAP financial measures, and material limitations associated with the use of these non-GAAP financial measures.
Annualized revenue run-rate ("ARR")
ARR represents the annualized revenue of all net HPE GreenLake services revenue, related financial services revenue (which includes rental income from operating leases and interest income from capital leases) and software-as-a-service, software consumption revenue, and other as-a-service offerings, recognized during a quarter and multiplied by four. We use ARR as a performance metric. ARR should be viewed independently of net revenue and is not intended to be combined with it.
The following presents our ARR performance for the period:

	For the three months ended January 31,
	2022	2021
	Dollars in millions
ARR	$798	$649
year-over-year growth rate	23%	27%
The 23% increase in ARR was due to growth across our HPE GreenLake as-a-service platforms and related financial services due to an expanding customer installed base. The increase was limited by supply constraints in certain installations. At

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
the segment level, ARR growth was led by strength in Storage as-a-service including Zerto and Intelligent Edge as-a-service activity.
Returning capital to our shareholders remains an important part of our capital allocation framework that consists of capital returns to shareholders and strategic investments. During the first quarter of fiscal 2022, we paid a quarterly dividend of $0.12 per share to our shareholders. On March 1, 2022, we declared our fiscal 2022 second quarterly dividend of $0.12 per share, payable on April 8, 2022, to stockholders of record as of the close of business on March 11, 2022. As of January 31, 2022, we had a remaining authorization of $1.8 billion for future share repurchases.
We believe our existing balance of cash and cash equivalents, along with commercial paper and other short-term liquidity arrangements, are sufficient to satisfy our working capital needs, capital asset purchases, dividends, debt repayments, and other liquidity requirements associated with our existing operations. As of January 31, 2022 and October 31, 2021, our cash, cash equivalents and restricted cash were $4.3 billion. In December 2021, we terminated our prior senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with an aggregate lending commitment of $4.75 billion for a period of five years. As of January 31, 2022, no borrowings were outstanding under this credit facility.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), which requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, net revenue, and expenses, and the disclosure of contingent liabilities. An accounting policy is deemed to be critical if the nature of the estimate or assumption it incorporates is subject to a material level of judgment related to matters that are highly uncertain, and changes in those estimates and assumptions are reasonably likely to materially impact our Condensed Consolidated Financial Statements.
Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that we believe to be reasonable under the circumstances. Estimates and judgments may vary under different assumptions or conditions. We evaluate our estimates and judgments on an ongoing basis. Accounting policies that are critical in the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, or complex judgements include revenue recognition, taxes on earnings, business combinations, impairment assessment of goodwill and intangible assets and contingencies.
Management believes that there have been no significant changes during the three months ended January 31, 2022, to the items that we disclosed as our "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements are included in Note 1, "Overview and Summary of Significant Accounting Policies", to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the three months ended January 31,
	2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$6,961	100.0%	$6,833	100.0%
Cost of sales	4,617	66.3	4,545	66.5
Gross profit	2,344	33.7	2,288	33.5
Research and development	504	7.2	468	6.8
Selling, general and administrative	1,201	17.3	1,159	17.0
Amortization of intangible assets	73	1.1	110	1.6
Transformation costs	111	1.6	311	4.6
Acquisition, disposition and other related charges	7	0.1	18	0.3
Earnings from operations	448	6.4	222	3.2
Interest and other, net	(5)	—	(44)	(0.7)
Tax indemnification and related adjustments	(17)	(0.2)	(16)	(0.2)
Non-service net periodic benefit credit	36	0.5	17	0.3
Earnings from equity interests	31	0.4	26	0.4
Earnings before benefit for taxes	493	7.1	205	3.0
Benefit for taxes	20	0.3	18	0.3
Net earnings	$513	7.4%	$223	3.3%
Stock-based compensation expense is included within costs and expenses presented in the table above as follows:

	For the three months ended January 31,
	2022	2021
	In millions
Cost of sales	$15	$13
Research and development	44	37
Selling, general and administrative	69	60
Acquisition, disposition and other related charges	—	3
Total	$128	$113
On April 14, 2021 (the "Approval Date"), shareholders of the Company approved the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan (the "2021 Plan") that replaced the Company’s 2015 Stock Incentive Plan (the “2015 Plan”). The 2021 Plan provides for the grant of various types of awards including restricted stock awards, stock options and performance-based awards. These awards generally vest over 3 years from the grant date. The maximum number of shares that may be delivered to the participants under the 2021 Plan shall not exceed 7 million shares, plus 35.8 million shares that were available for grant under the 2015 Plan as of the Approval Date and any awards granted under the 2015 Plan prior to the Approval Date that were cash-settled, forfeited, terminated or lapsed after the Approval Date. As of January 31, 2022, the Company had remaining authorization of 23.1 million shares under the 2021 Plan.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Three months ended January 31, 2022 compared with the three months ended January 31, 2021
Net revenue
Total net revenue of $7.0 billion represented an increase of $128 million, or 1.9% (increased 1.9% on a constant currency basis). U.S. net revenue increased by $140 million, or 6.4%, to $2.3 billion, and net revenue from outside of the U.S. decreased by $12 million, or 0.3%, to $4.7 billion.
From a segment perspective, net revenue increased across many of our segments due to the improved demand environment led by revenue growth of 11% in Intelligent Edge, 4% in HPC & AI, and 1% in Compute and Corporate Investments and Other. Net revenue declined by 3% and 2% in Storage and Financial Services, respectively.
The components of the weighted net revenue change by segment were as follows:

For the three months ended January 31, 2022
Percentage points
Compute	0.5
HPC & AI	0.4
Storage	(0.5)
Intelligent Edge	1.3
Financial Services	(0.3)
Corporate Investments	0.1
Total Segment	1.5
Elimination of Intersegment net revenue and Other	0.4
Total HPE	1.9
Please refer to the section "Segment Information" further below for a discussion of our results of operations for each reportable segment.
Gross profit
Our gross profit margin of 33.7% represents an increase of 0.2 percentage points due primarily to pricing discipline coupled with strong cost management in server products, a mix-shift to higher-margin software offerings, and lower depreciation expense in FS. These increases to gross margin were moderated by the impact of industry-wide ongoing supply chain constraints, such as increased logistics costs.
Operating expenses
Research and development ("R&D")
R&D expense increased by $36 million, or 8% due primarily to higher employee compensation expense (which included increased headcount) which contributed 6.6 percentage points to the change, as each of our segments focuses on developing an end-to-end cloud-native infrastructure to serve as the foundation for our as-a-service or consumption service delivery models which are integrated into or further enhancing our overall HPE GreenLake platform.
Selling, general and administrative
Selling, general and administrative expense increased by $42 million, or 4% due primarily to higher employee compensation expense which contributed 3.4 percentage points to the change.
Amortization of intangible assets
Amortization of intangible assets decreased by $37 million, or 34% due to higher write-offs of certain intangible assets in the prior-year period and certain intangible assets associated with prior acquisitions reaching the end of their amortization periods. The decrease was moderated by an increase in amortization expense in the current period resulting from recent acquisitions.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Transformation programs and costs
Our transformation programs consist of the cost optimization and prioritization plan (launched in 2020) and the HPE Next initiative (launched in 2017).
Transformation costs decreased by $200 million, or 64% due primarily to lower restructuring charges recorded in the current period. For a further discussion, refer to Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Interest and other, net
Interest and other, net expense decreased by $39 million due primarily to higher gains from equity investments, lower interest expense from lower average borrowings, and higher gains on the sale of certain assets in the current period. The decrease was partially moderated by unfavorable currency fluctuations in the current period.
Tax indemnification and related adjustments
We recorded tax indemnification expense of $17 million and $16 million, which included changes in certain pre-divestiture tax liabilities for the three months ended January 31, 2022 and 2021, respectively. For the three months ended January 31, 2021, the amount also included changes in tax liabilities for which we shared joint and several liability with HP Inc. and for which we were indemnified by HP Inc.
Non-service net periodic benefit credit
Non-service net periodic benefit credit represents the components of net periodic pension benefit credit and costs, other than service cost, for the Hewlett Packard Enterprise defined benefit pension and post-retirement benefit plans, such as interest cost, expected return on plan assets, and the amortization of prior plan amendments and actuarial gains or losses. The credit also includes the impact of any plan settlements, curtailments, or special termination benefits.
Non-service net periodic benefit credit increased by $19 million due primarily to lower amortized actuarial losses, partially offset by higher interest cost due to higher discount rates.
Earnings from equity interests
Earnings from equity interests primarily represents our 49% interest in H3C Technologies and the amortization of our interest in basis difference. Earnings from equity interests increased by $5 million, due primarily to a decrease in amortization expense from basis difference in the current period partially offset by lower net income earned by H3C.
(Provision) benefit for taxes
For the three months ended January 31, 2022 and 2021, we recorded income tax benefit of $20 million and $18 million, respectively, which reflect an effective tax rate of (4.1)% and (8.8)%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.
For further discussion, refer to Note 5, "Taxes on Earnings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Segment Information
Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), who is the Chief Executive Officer ("CEO"), uses to evaluate, view, and run our business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results.
A description of the products and services for each segment, along with other pertinent information related to our segments can be found in Note 2, "Segment Information", to the Condensed Consolidated Financial Statements in Item 1 of Part I.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Segment Results
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the three months ended January 31, 2022, as compared to the prior-year period:

	HPE Consolidated		Compute		HPC & AI		Storage		Intelligent Edge		Financial Services		Corporate Investments
	Dollars in millions
Net revenue(1) (3)	$6,961		$3,016		$790		$1,156		$901		$842		$325
Year-over-year change %	1.9%		1.1%		3.8%		(3.0)%		11.2%		(2.1)%		1.2%
Earnings from operations(2) (3)	$448		$416		$(7)		$168		$157		$104		$(11)
Earnings from operations as a % of net revenue	6.4%		13.8%		(0.9)%		14.5%		17.4%		12.4%		(3.4)%
Year-over-year change percentage points	3.2	pts	2.4	pts	(6.6)	pts	(5.1)	pts	(1.6)	pts	2.6	pts	6.3	pts

(1)HPE consolidated net revenue excludes intersegment net revenue.
(2)Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of initial direct costs, amortization of intangible assets, transformation costs and acquisition, disposition and other related charges.
(3)Effective at the beginning of the first quarter of fiscal 2022, we implemented minor organizational changes to align our segment financial reporting more closely with our current business structure resulting in immaterial changes to certain prior period segment revenue and earnings from operations amounts. These changes had no impact to HPE’s previously reported consolidated GAAP results.
Compute

	For the three months ended January 31,
	2022	2021	% Change
	Dollars in millions
Net revenue	$3,016	$2,984	1.1%
Earnings from operations	$416	$341	22.0%
Earnings from operations as a % of net revenue	13.8%	11.4%

Compute net revenue increased by $32 million, or 1.1% (increased 0.5% on a constant currency basis), due primarily to higher average unit prices resulting from disciplined pricing actions and favorable currency fluctuations moderated by lower unit shipments. The decline in unit shipments resulted from continued material constraints due to a challenging supply chain environment. As a result, Compute ended the period with a significantly higher level of order backlog.
From a product perspective, Compute experienced revenue growth in the rack server category moderated by a revenue decline due to certain products approaching their end-of-life. Services net revenue declined due to lower unit attachments and delayed hardware shipments.
Compute earnings from operations as a percentage of net revenue increased 2.4 percentage points due to decreases in costs of products and services as a percentage of net revenue and operating expense as a percentage of net revenue. The decrease in costs of products and services as a percentage of net revenue was primarily due to pricing discipline coupled with strong cost management and favorable currency fluctuations moderated by a lower mix of higher margin services. The decrease in operating expense as a percentage of net revenue was primarily due to lower variable compensation expense.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
HPC & AI

	For the three months ended January 31,
	2022	2021	% Change
	Dollars in millions
Net revenue	$790	$761	3.8%
Earnings from operations	$(7)	$43	(116.3)%
Earnings from operations as a % of net revenue	(0.9)%	5.7%
HPC & AI net revenue increased by $29 million, or 3.8% (increased 3.6% on a constant currency basis) due primarily to an improved demand environment with growth in HPC products led by the Apollo and Edge Compute product categories. This increase was moderated by a decline in net revenue from Cray products as a result of delays in receiving customer acceptance on certain deals, and a decline in services revenue due primarily to lower support services as a result of an unfavorable portfolio mix of lower attachments from end-of-life products.
HPC & AI earnings from operations as a percentage of net revenue decreased 6.6 percentage points due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to the impact of fixed overhead costs as a result of the shift in timing of revenue recognition on certain deals, and a lower mix of revenue from services and higher-margin products. The increase in operating expenses as a percentage of net revenue was primarily due to higher investments in research and development that are focused on high-performance computing solutions, both on-premise and in the cloud, while integrating such portfolio into our HPE GreenLake platform.
Storage

	For the three months ended January 31,
	2022	2021	% Change
	Dollars in millions
Net revenue	$1,156	$1,192	(3.0)%
Earnings from operations	$168	234	(28.2)%
Earnings from operations as a % of net revenue	14.5%	19.6%

Storage net revenue decreased by $36 million or 3.0% (decreased 3.4% on a constant currency basis) due primarily to supply chain constraints, particularly with our owned intellectual property products, which can contain certain unique components. Net revenue declined in Storage products moderated by an increase in Storage services. The decline in Storage products was led by declines in HPE 3PAR, Nimble Storage, and the Hyperconverged product portfolio. The increase in Storage services was led by Zerto and Nimble Services as we continue our transition to more services, and software-rich offerings.
Storage earnings from operations as a percentage of net revenue decreased 5.1 percentage point due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to supply chain constraints which unfavorably impacted our higher-margin product mix, partially offset by higher margin product from Zerto. The increase in operating expenses as a percentage of net revenue was due primarily to higher investments in research and development related as-a-service offerings.
Intelligent Edge

	For the three months ended January 31,
	2022	2021	% Change
	Dollars in millions
Net revenue	$901	$810	11.2%
Earnings from operations	$157	$154	1.9%
Earnings from operations as a % of net revenue	17.4%	19.0%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Intelligent Edge net revenue increased by $91 million, or 11.2% (increased 11.4% on a constant currency basis) from growth in product and services revenue due to an improving demand environment despite continued supply chain constraints. The increase in product revenue was led by the Switching and WLAN product categories. The increase in services revenue was led by attached support services and our as-a-service offerings.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 1.6 percentage points due primarily to an increase in cost of products and services as a percentage of net revenue, partially offset by a decrease in operating expenses as a percentage of net revenue. The increase in cost of product and services as a percentage of net revenue was primarily due to higher supply chain costs. Operating expenses as a percentage of net revenue decreased primarily due to lower variable compensation expense.
Financial Services

	For the three months ended January 31,
	2022	2021	% Change
	Dollars in millions
Net revenue	$842	$860	(2.1)%
Earnings from operations	$104	$84	23.8%
Earnings from operations as a % of net revenue	12.4%	9.8%

FS net revenue decreased by $18 million, or 2.1% (decreased 0.6% on a constant currency basis) due primarily to unfavorable currency fluctuations, along with a decrease in rental revenue due to lower average operating leases, partially offset by higher asset management revenue from pre-owned equipment sales and lease buyouts.
FS earnings from operations as a percentage of net revenue increased 2.6 percentage points due primarily to lower cost of services as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted primarily from a combination of lower depreciation expense, borrowing costs, and bad debt expense. Operating expenses as a percentage of net revenue remained relatively flat.
Financing Volume

	For the three months ended January 31,
	2022	2021
	In millions
Financing volume	$1,388	$1,245
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased by 11.5% due primarily to higher financing of third-party product sales and services, partially offset by unfavorable currency fluctuations.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	January 31, 2022	October 31, 2021
	Dollars in millions
Financing receivables, gross	$8,981	$9,198
Net equipment under operating leases	3,913	4,001
Capitalized profit on intercompany equipment transactions(1)	254	275
Intercompany leases(1)	86	96
Gross portfolio assets	13,234	13,570
Allowance for credit losses(2)	227	228
Operating lease equipment reserve	44	39
Total reserves	271	267
Net portfolio assets	$12,963	$13,303
Reserve coverage	2.0%	2.0%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.9 billion at both January 31, 2022 and October 31, 2021, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both January 31, 2022 and October 31, 2021 was $1.7 billion.
As of January 31, 2022 and October 31, 2021, FS net cash and cash equivalents balances were approximately $995 million and $898 million, respectively.
Net portfolio assets as of January 31, 2022 decreased 2.6% from October 31, 2021. The decrease generally resulted from portfolio runoff exceeding new financing volume during the period, along with unfavorable currency fluctuations.
FS bad debt expense includes charges to general reserves, specific reserves, and write-offs for sales-type, direct-financing, and operating leases. For the three months ended January 31, 2022 and 2021, FS recorded net bad debt expense of $23 million and $28 million, respectively.
As of January 31, 2022, FS experienced a decrease in billed finance receivables compared to October 31, 2021, which included limited impact to collections from customers as a result of COVID-19. We are currently unable to fully predict the extent to which COVID-19 may adversely impact future collections of our receivables.
Corporate Investments

	For the three months ended January 31,
	2022	2021	% Change
	Dollars in millions
Net revenue	$325	$321	1.2%
Loss from operations	$(11)	$(31)	64.5%
Loss from operations as a % of net revenue	(3.4)%	(9.7)%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments and Other net revenue increased by $4 million, or 1.2% (increased 5.6% on a constant currency basis) due primarily to revenue growth from A & PS partially offset by unfavorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased 6.3 percentage points due to decreases in cost of services as a percentage of net revenue while operating expenses as a percentage of net revenue remained relatively unchanged. The decrease in cost of services as a percentage of net revenue was primarily due to improved service delivery efficiencies.
LIQUIDITY AND CAPITAL RESOURCES
Current Overview
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions, and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market, and economic conditions. We anticipate that the funds made available and cash generated from operations along with our access to capital markets will be sufficient to meet our liquidity requirements for at least the next twelve months and for the foreseeable future thereafter. We continue to monitor the severity and duration of the COVID-19 pandemic and its impact on the U.S. and other global economies, the capital markets, consumer behavior, our businesses, results of operations, financial condition, and cash flows. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I.
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S. as of January 31, 2022. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
Amounts held outside of the U.S. are generally utilized to support our non-U.S. liquidity needs. Repatriations of amounts held outside the U.S. generally will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition, or results of operations.
In connection with the share repurchase program previously authorized by our Board of Directors, during the first three months of fiscal 2022, we repurchased and settled an aggregate amount of $129 million. As of January 31, 2022, we had a remaining authorization of $1.8 billion for future share repurchases. For more information on our share repurchase program, refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds" in Item 2 of Part II.
Liquidity
Our cash, cash equivalents, restricted cash, total debt and available borrowing resources were as follows:

	As of
	January 31, 2022	October 31, 2021
	In millions
Cash, cash equivalents and restricted cash	$4,276	$4,332
Total debt	$14,072	$13,448
Available borrowing resources
Commercial paper programs	$5,057	$5,045
Uncommitted lines of credit	$949	$972

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The tables below represent the way in which management reviews cash flows:

	For the three months ended January 31,
	2022	2021
	In millions
Net cash (used in) provided by operating activities	$(76)	$963
Net cash used in investing activities	(335)	(652)
Net cash provided by (used in) financing activities	355	(459)
Net decrease in cash, cash equivalents and restricted cash	$(56)	$(148)
Operating Activities
For the three months ended January 31, 2022, net cash from operating activities decreased by $1.0 billion, as compared to the corresponding period in fiscal 2021. The decrease was primarily due to unfavorable net working capital management driven by supply chain constraints, as compared to the prior-year period.
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	January 31, 2022	October 31, 2021	Change	January 31, 2021	October 31, 2020	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	44	49	(5)	39	42	(3)	5
Days of supply in inventory ("DOS")	104	82	22	55	48	7	49
Days of purchases outstanding in accounts payable ("DPO")	(128)	(128)	—	(103)	(97)	(6)	(25)
Cash conversion cycle	20	3	17	(9)	(7)	(2)	29
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms (including extended payment terms to customers or from suppliers), early or late invoice payments from customers or to suppliers, the extent of receivables factoring, seasonal trends, the timing of the revenue recognition and inventory purchases within the period, the impact of commodity costs, and acquisition activity.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three month period in fiscal 2021, the increase in DSO in the current period was primarily due to unfavorable billings linearity.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three month period in fiscal 2021, the increase in DOS in the current period was primarily due to higher levels of inventory resulting from a combination of supply chain constraints, positioning of inventory to fulfill planned future shipments and strategic purchases of certain key components.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three month period in fiscal 2021, the increase in DPO was primarily due to higher inventory purchases in the current period for planned future shipments.
Investing Activities
For the three months ended January 31, 2022, net cash used in investing activities decreased by $0.3 billion, as compared to the corresponding period in fiscal 2021. The decrease was primarily due to lower cash utilized in net financial collateral activities of $0.4 billion and higher cash utilized for investment in property, plant and equipment, net of sales proceeds of $0.1 billion, as compared to the prior-year period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financing Activities
For the three months ended January 31, 2022, net cash generated from financing activities increased by $0.8 billion, as compared to the corresponding period in fiscal 2021. The increase was primarily due to higher proceeds from debt, net of issuance costs of $1.0 billion and higher cash utilized for share repurchases and stock-based award activities of $0.2 billion, as compared to the prior-year period.
Free Cash Flow

	For the three months ended January 31,
	2022	2021
	In millions
Net cash (used in) provided by operating activities	$(76)	$963
Investment in property, plant and equipment	(624)	(513)
Proceeds from sale of property, plant and equipment	123	113
Free Cash Flow	$(577)	$563
Free cash flow is defined as cash flow from operations less investments in property, plant and equipment net of proceeds from the sale of property, plant and equipment. For the three months ended January 31, 2022, free cash flow decreased by $1.1 billion, as compared to the corresponding period in fiscal 2021. The decrease was due to lower cash generated from operations of $1.0 billion and higher cash utilized for investment in property, plant and equipment, net of sales proceeds of $0.1 billion, as compared to the prior-year period.
For more information on the impact of operating assets and liabilities to our cash flows, see Note 6, "Balance Sheet Details", to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Capital Resources
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure. We maintain a revolving credit facility and two commercial paper programs, "the Parent Programs," and a wholly-owned subsidiary maintains a third program. In December 2021, we terminated our prior senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with an aggregate commitment of $4.75 billion for a period of five years. There have been no changes to our commercial paper and shelf registration statement since October 31, 2021. For further information on our capital resources, see Note 11, "Borrowings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
In January 2022, we issued $1.0 billion of asset-backed debt securities ("ABS") in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.51%, payable monthly from March 2022 with a stated final maturity date of November 2029.
As of January 31, 2022 and October 31, 2021, no borrowings were outstanding under our revolving credit facility.
As of January 31, 2022 and October 31, 2021, no borrowings were outstanding under the Parent Programs, and $693 million and $705 million, respectively, were outstanding under our subsidiary’s program. During the first three months of fiscal 2022, we issued $205 million and repaid $194 million of commercial paper.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
CONTRACTUAL CASH AND OTHER OBLIGATIONS
Contractual Obligations
Other than the previously mentioned issuance of ABS in January 2022, our contractual obligations have not changed materially since October 31, 2021. For further information see "Contractual Cash and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
Retirement Benefit Plan Funding
For the remainder of fiscal 2022, we anticipate making contributions of approximately $147 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.
Restructuring Plans
As of January 31, 2022, we expect to make future cash payments of approximately $650 million in connection with our approved restructuring plans, which includes $330 million expected to be paid through the remainder of fiscal 2022 and $320 million expected to be paid thereafter. For more information on our restructuring activities, see Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Uncertain Tax Positions
As of January 31, 2022, we had approximately $330 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $30 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with tax authorities. For more information on our uncertain tax positions, see Note 5, "Taxes on Earnings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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
We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party revolving short-term financing arrangements, see Note 6, "Balance Sheet Details", to the Condensed Consolidated Financial Statements in Item 1 of Part I.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
GAAP to non-GAAP Reconciliations
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the three months ended January 31,
	2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP Net revenue	$6,961	100%	$6,833	100%
GAAP Cost of sales	4,617	66.3%	4,545	66.5%
GAAP Gross profit	$2,344	33.7%	$2,288	33.5%
Non-GAAP adjustments
Amortization of initial direct costs	1	—%	2	—%
Stock-based compensation expense	15	0.2%	13	0.2%
Non-GAAP Gross Profit	$2,360	33.9%	$2,303	33.7%

Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the three months ended January 31,
	2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP earnings from operations	$448	6.4%	$222	3.2%
Non-GAAP adjustments:
Amortization of initial direct costs	1	—%	2	—%
Amortization of intangible assets	73	1.0%	110	1.6%
Transformation costs	111	1.6%	311	4.6%
Stock-based compensation expense	128	1.8%	110	1.6%
Acquisition, disposition and other related charges	7	0.2%	18	0.3%
Non-GAAP earnings from operations	$768	11.0%	$773	11.3%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	For the three months ended January 31,
	2022		2021
	Dollars	Diluted net earnings per share	Dollars	Diluted net earnings per share
	Dollars in millions
GAAP net earnings	$513	$0.39	$223	$0.17
Non-GAAP adjustments:
Amortization of initial direct costs	1	—	2	—
Amortization of intangible assets	73	0.06	110	0.08
Transformation costs	111	0.08	311	0.23
Stock-based compensation expense	128	0.10	110	0.08
Acquisition, disposition and other related charges	7	0.01	18	0.01
Tax indemnification and related adjustments	17	0.01	16	0.02
Non-service net periodic benefit credit	(36)	(0.03)	(17)	(0.01)
Earnings from equity interests(1)	17	0.01	34	0.03
Adjustments for taxes	(134)	(0.10)	(128)	(0.09)
Non-GAAP net earnings	$697	$0.53	$679	$0.52

(1) Represents the amortization of basis difference adjustments related to the H3C divestiture.
Reconciliation of net cash (used in) provided by operating activities to free cash flow.

	For the three months ended January 31,
	2022	2021
	In millions
Net cash (used in) provided by operating activities	$(76)	$963
Investment in property, plant and equipment	(624)	(513)
Proceeds from sale of property, plant and equipment	123	113
Free cash flow	$(577)	$563

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Non-GAAP financial measures
The non-GAAP financial measures presented are net revenue on a constant currency basis, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue), non-GAAP net earnings, non-GAAP diluted net earnings per share, and free cash flow. These non-GAAP financial measures are used by management for purposes of evaluating our historical and prospective financial performance, as well as evaluating our performance relative to our competitors. These non-GAAP financial measures are not computed in accordance with, or as an alternative to, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to net revenue on a constant currency basis is net revenue. The GAAP measure most directly comparable to non-GAAP gross profit is gross profit. The GAAP measure most directly comparable to non-GAAP gross profit margin is gross profit margin. The GAAP measure most directly comparable to non-GAAP earnings from operations is earnings from operations. The GAAP measure most directly comparable to non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) is operating profit margin (earnings from operations as a percentage of net revenue). The GAAP measure most directly comparable to non-GAAP net earnings is net earnings. The GAAP measure most directly comparable to non-GAAP diluted net earnings per share is diluted net earnings per share. The GAAP measure most directly comparable to free cash flow is cash flow from operations.
Net revenue on a constant currency basis assumes no change in the foreign exchange rate from the prior-year period. Non-GAAP gross profit and non-GAAP gross profit margin are defined to exclude charges related to the amortization of initial direct costs and stock-based compensation expense. Non-GAAP earnings from operations and non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) consist of earnings from operations excluding any charges related to the amortization of initial direct costs, amortization of intangible assets, transformation costs, stock-based compensation expense and acquisition, disposition and other related charges. Non-GAAP net earnings and Non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges, as well as items such as tax indemnification and related adjustments, non-service net periodic benefit credit, earnings from equity interests, certain income tax valuation allowances and separation taxes, the impact of U.S. tax reform, structural rate adjustment and excess tax benefit from stock-based compensation. In addition, non-GAAP net earnings and non-GAAP diluted net earnings per share are adjusted by the amount of additional taxes or tax benefits associated with each non-GAAP item. We believe that excluding the items mentioned above from these non-GAAP financial measures allows management to better understand our consolidated financial performance in relation to the operating results of our segments. Management does not believe that the excluded items are reflective of ongoing operating results, and excluding them facilitates a more meaningful evaluation of our current operating performance in comparison to our peers. The excluded items can be inconsistent in amount and frequency and/or not reflective of the operational performance of the business.
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
We compensate for these limitations on the use of non-GAAP financial measures by relying primarily on our GAAP results and using non-GAAP financial measures only as a supplement. We also provide a reconciliation of each non-GAAP financial measure to its most directly comparable GAAP measure. We believe that providing net revenue on a constant currency basis, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP earnings from operations, non-GAAP operating profit margin, non-GAAP net earnings, non-GAAP diluted net earnings per share, and free cash flow, in addition to the related GAAP measures provides greater transparency to the information used in our financial and operational decision making and allows the reader of our Condensed Consolidated Financial Statements to see our financial results “through the eyes” of management.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HPE, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. There have been no material changes in our market risk exposures since October 31, 2021.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 14, "Litigation and Contingencies".
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, including certain risks, which have been modified as follows:
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
Sales outside the United States constituted approximately 68% of our net revenue in fiscal 2021. Our future business and financial performance could suffer due to a variety of international factors, including:
•ongoing instability or changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts, including uncertainties and instability in economic and market conditions caused by the COVID-19 pandemic and the Ukraine/Russia conflict;
•inflationary pressures, such as those the market is currently experiencing, which may increase costs for materials, supplies, and services;
•network security, privacy and data sovereignty concerns, which could make foreign customers reluctant to purchase products and services from U.S.-based technology companies;
•longer collection cycles and financial instability among customers;

•local labor conditions and regulations, including local labor issues faced by specific suppliers and original equipment manufacturers (“OEMs”), or changes to immigration and labor law policies which may adversely impact our access to technical and professional talent;
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
The Ukraine/Russia conflict could impact business and financial performance in that region. We are closely monitoring the political and economic situation and have taken several measures, including cash repatriation and ruble hedging, to proactively manage the risk. In addition, sanctions imposed on Russia could impact the fulfillment of existing orders, any future revenue streams from impacted customers, and the recoverability of certain financial assets. Our mitigation activities will continue to progress to address the evolving risks.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased and Settled as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (November 2021)	2,822	$14.87	2,822	$1,854,864
Month 2 (December 2021)	4,196	$15.17	4,196	$1,791,211
Month 3 (January 2022)	1,451	$16.40	1,451	$1,767,412
Total	8,469	$15.28	8,469
In connection with the share repurchase program previously authorized by our Board of Directors, during the three months ended January 31, 2022, the Company repurchased and settled a total of 8.5 million shares under its share repurchase program through open market repurchases, which included 0.8 million shares that were unsettled open market repurchases as of October 31, 2021. Additionally, as of January 31, 2022, the Company had unsettled open market repurchases of 0.1 million shares. Shares repurchased during the three months ended January 31, 2022 were recorded as a $120 million reduction to stockholders' equity. As of January 31, 2022, the Company had a remaining authorization of $1.8 billion for future share repurchases.

Item 5. Other Information.
On December 10, 2021, Hewlett Packard Enterprise entered into a sustainability-linked revolving credit facility (the “Credit Agreement”), together with the lenders named therein, JPMorgan Chase Bank, N.A. (“JPMorgan”), as co-administrative agent and administrative processing agent, Citibank, N.A., as co-administrative agent, and J.P. Morgan Securities LLC, as sustainability structuring agent, providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4,750,000,000. Loans under the revolving credit facility may be used for general corporate purposes.
Commitments under the Credit Agreement will be available for a period of five years, which period may be extended, subject to satisfaction of certain conditions, by up to two, one-year periods.
Borrowings under the Credit Agreement will bear interest at rates per annum, determined, at Hewlett Packard Enterprise’s option, by reference to (a) in the case of borrowings in U.S. Dollars, (i) an alternate base rate (“ABR Borrowing”) or (ii) Term SOFR (“Term SOFR Borrowing”), (b) in the case of borrowings in Euros, EURIBOR (“EURIBOR Borrowing”), or (c) in the case of borrowings in Sterling, SONIA (“RFR Borrowing”). ABR Borrowings will bear interest at (a) the highest of (i) the prime rate last quoted by the Wall Street Journal, (ii) the Federal Reserve Bank of New York Rate plus one-half of 1% and (iii) one-month Term SOFR plus 1%, plus (b) a margin of between zero and 62.5 basis points, depending on the rating of Hewlett Packard Enterprise’s long-term senior unsecured debt. Term SOFR Borrowings will bear interest at (a) the Term SOFR rate for the interest period for such borrowing, plus (b) a spread adjustment of 10 basis points, plus (c) a margin of between 100.0 and 162.5 basis points, depending on the rating of Hewlett Packard Enterprise’s long-term senior unsecured debt. EURIBOR Borrowings will bear interest at (a) the EURIBOR rate for the interest period for such borrowing, multiplied by (b) the statutory reserve rate, plus (c) a margin of between 100.0 and 162.5 basis points, depending on the rating of Hewlett Packard Enterprise’s long-term senior unsecured debt. RFR Borrowings will bear interest at (a) the Daily Simple SONIA Rate, plus (b) a margin of between 100.0 and 162.5 basis points, depending on the rating of Hewlett Packard Enterprise’s long-term senior unsecured debt. In addition, Hewlett Packard Enterprise will pay a commitment fee on unused commitments between 7.5 and 22.5 basis points, depending on the rating of Hewlett Packard Enterprise's long-term senior unsecured debt.
Under the Credit Agreement, the interest margins and commitment fee rates are also subject to upward or downward adjustments if Hewlett Packard Enterprise achieves, or fails to achieve, certain specified sustainability targets.
The Credit Agreement contains various customary covenants that limit, among other things, the incurrence of indebtedness by subsidiaries of Hewlett Packard Enterprise, the grant or incurrence of liens by Hewlett Packard Enterprise and its subsidiaries, and the entry into certain fundamental change transactions by Hewlett Packard Enterprise and its significant subsidiaries. The Credit Agreement contains a covenant pursuant to which Hewlett Packard Enterprise will not permit the ratio of consolidated EBITDA to consolidated net interest expense for any period of four consecutive fiscal quarters to be less than 3.0 to 1.0.
The Credit Agreement includes customary events of default, including events of default relating to non-payment of amounts due under the Credit Agreement, material inaccuracy of representations and warranties, violation of covenants, non-payment or acceleration of other material indebtedness, bankruptcy and insolvency, unsatisfied material judgments and change of control. Under the Credit Agreement, if an event of default occurs, lenders holding a majority of the revolving commitments will have the right to terminate the commitments and accelerate the maturity of any loans outstanding.
In connection with entry into the Credit Agreement described above, Hewlett Packard Enterprise terminated our $4,750,000,000 five-year revolving credit agreement, dated as of August 16, 2019.
Any capitalized terms used, but not otherwise defined, in the foregoing description shall have the meanings given to such terms in the Credit Agreement. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, which is attached hereto as Exhibit 10.33 and is incorporated herein by reference.
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
On April 15, 2021, the U.S. Government issued an executive order on Blocking Property with Respect to Specified Harmful Foreign Activities of the Government of the Russian Federation (“Executive Order 14024”), implementing additional U.S. sanctions against the Russian government and against Russian actors that threaten U.S. interests, including certain technology companies that support the Russian Intelligence Service. The U.S. Secretary of the Treasury designated Pozitiv Teknolodzhiz, AO (“Positive Technologies”) under Executive Order 14024 and Executive Order 13382. HPE’s local Russian subsidiary had dealings with Positive Technologies prior to its designation. Following the sanctions designation, our local subsidiary immediately initiated procedures to terminate its relationship with Positive Technologies. HPE does not plan to engage in any further transactions with this entity, except wind down activities that are authorized by OFAC going forward. In this reporting period, HPE did not have dealings with Positive Technologies, and there are no identifiable gross revenues or net profits associated with HPE’s relationship with Positive Technologies for this reporting period.
For a summary of our revenue recognition policies, see "Revenue Recognition" described in PART II, Item 8, Note 1, "Overview and Summary of Significant Accounting Policies", of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
Item 6. Exhibits.
The Exhibit Index beginning on page 58 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc., and Nimble Storage, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

2.16	Employee Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation,	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.18	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Canopy Merger Sub, Inc., and Cray Inc.	8-K	001-37483	2.1	May 17, 2019
2.27	Agreement and Plan of Merger, dated as of July 11, 2020, by and among Hewlett Packard Enterprise Company, Santorini Merger Sub, Inc., Silver Peak Systems, Inc., and certain other parties thereto	8-K	001-37483	2.1	July 13, 2020
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015

4.3	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.4	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.5	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.6	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.250% notes due 2023	8-K	001-37483	4.2	September 13, 2019
4.7	Fifteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.450% notes due 2023	8-K	001-37483	4.2	April 9, 2020
4.8	Seventeenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.450% notes due 2024	8-K	001-37483	4.2	July 17, 2020
4.9	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.10	Registration Rights Agreement, dated as of October 9, 2015, by and among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.11	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.12	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.16	December 10, 2020
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.4	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.5	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.6	Form of Performance-Contingent Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.7	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015

10.8	Form of Non-Employee Director Restricted Stock Units Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.9	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.10	Form of Performance-Adjusted Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.11	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.12	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-216481	4.3	March 6, 2017
10.13	Nimble Storage, Inc. 2008 Equity Incentive Plan, as amended*	S-8	333-217349	4.3	April 18, 2017
10.14	SimpliVity Corporation 2009 Stock Plan*	S-8	333-217438	4.3	April 24, 2017
10.15	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.16	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.17	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.18	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.19	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)	10-Q	001-37483	10.29	September 4, 2018
10.20	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September 4, 2018
10.21	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.22	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.23	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.24	Five-Year Credit Agreement dated as of August 16, 2019, among Hewlett Packard Enterprise Company, the lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent	8-K	001-37483	10.1	August 20, 2019
10.25	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.26	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.27	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.28	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.3	October 29, 2020
10.29	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.30	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.31	2021 Stock Incentive Plan – Form of Performance-Adjusted Restricted Stock Units Grant Agreement*	10-K	001-37483	10.31	December 10, 2021
10.32	Retirement Agreement dated as of December 8, 2021 by and between Keerti Melkote and Hewlett Packard Enterprise Company*	10-K	001-37483	10.32	December 10, 2021

10.33
Five-Year Credit Agreement dated as of December 10, 2021 among Hewlett Packard Enterprise Company, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent‡

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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: March 3, 2022