Form 10-Q
period 2022-04-30
Hewlett Packard Enterprise Co
filed 2022-06-03
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	April 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
______________________________________________________________________________
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1701 East Mossy Oaks Road,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip code)
(678)			259-9860
(Registrant's telephone number, including area code)
11445 Compaq Center West Drive,	Houston,	Texas	77070
(Former address)

______________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of May 30, 2022 was 1,299,330,455 shares, par value $0.01.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended April 30, 2022

Table of Content

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to the scope and duration of the novel coronavirus pandemic ("COVID-19"), our actions in response thereto, and its and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any projections of revenue, margins, expenses, investments, effective tax rates, interest rates, the impact of tax law changes and related guidance and regulations, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; any projections of the amount, execution, timing, and results of any transformation or impact of cost savings, restructuring plans, including estimates and assumptions related to the anticipated benefits, cost savings, or charges of implementing transformation and restructuring plans; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution of corporate transactions or contemplated acquisitions, research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims, or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to supply chain constraints and the ongoing conflict between Russia and Ukraine; the need to effectively manage third-party suppliers, distribute Hewlett Packard Enterprise's products, and deliver Hewlett Packard Enterprise's services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including pandemics and public health problems, such as the outbreak of COVID-19); the development of and transition to new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from events such as the COVID-19 pandemic; the hiring and retention of key employees; the execution, integration, and other risks associated with business combination and investment transactions; the impact of changes to environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims, and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part II of this Quarterly Report on Form 10-Q and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's reports filed with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	For the three months ended April 30,		For the six months ended April 30,
	2022	2021	2022	2021
	In millions, except per share amounts
Net revenue:
Products	$4,040	$3,997	$8,283	$8,135
Services	2,551	2,579	5,147	5,152
Financing income	122	124	244	246
Total net revenue	6,713	6,700	13,674	13,533
Costs and expenses:
Cost of products	2,834	2,769	5,850	5,659
Cost of services	1,558	1,590	3,113	3,186
Financing cost(1)	148	54	194	113
Research and development	517	503	1,021	971
Selling, general and administrative	1,249	1,199	2,450	2,358
Amortization of intangible assets	74	84	147	194
Transformation costs	98	209	209	520
Disaster charges	20	1	19	1
Acquisition, disposition and other related charges	8	13	16	31
Total costs and expenses	6,506	6,422	13,019	13,033
Earnings from operations	207	278	655	500
Interest and other, net	—	(11)	(5)	(55)
Tax indemnification and related adjustments	—	—	(17)	(16)
Non-service net periodic benefit credit	36	17	72	34
Earnings from equity interests	33	4	64	30
Earnings before provision for taxes	276	288	769	493
Provision for taxes	(26)	(29)	(6)	(11)
Net earnings	$250	$259	$763	$482
Net earnings per share:
Basic	$0.19	$0.20	$0.58	$0.37
Diluted	$0.19	$0.19	$0.57	$0.36
Weighted-average shares used to compute net earnings per share:
Basic	1,307	1,309	1,306	1,304
Diluted	1,329	1,331	1,327	1,323

(1) The three and six months ended April 30, 2022 include $99 million of expected credit loss reserves. Refer to Note 1, "Overview and Summary of Significant Accounting Policies", for further information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended April 30,		For the six months ended April 30,
	2022	2021	2022	2021
	In millions
Net earnings	$250	$259	$763	$482
Other comprehensive income before taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	(7)	(5)	(8)	(2)
	(7)	(5)	(8)	(2)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	345	45	560	(284)
Net (gains) losses reclassified into earnings	(264)	20	(465)	298
	81	65	95	14
Change in unrealized components of defined benefit plans:
Net unrealized gains (losses) arising during the period	—	23	6	23
Amortization of net actuarial loss and prior service benefit	40	71	81	142
Curtailments, settlements and other	1	1	2	2
	41	95	89	167
Change in cumulative translation adjustment	(25)	(3)	(36)	18
Other comprehensive income before taxes	90	152	140	197
Provision for taxes	(21)	(18)	(34)	(20)
Other comprehensive income, net of taxes	69	134	106	177
Comprehensive income	$319	$393	$869	$659

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	April 30, 2022	October 31, 2021
	(Unaudited)	(Audited)
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,027	$3,996
Accounts receivable, net of allowances	3,122	3,979
Financing receivables, net of allowances	3,655	3,932
Inventory	5,322	4,511
Other current assets	3,046	2,460
Total current assets	18,172	18,878
Property, plant and equipment	5,508	5,613
Long-term financing receivables and other assets	11,198	11,670
Investments in equity interests	2,262	2,210
Goodwill	18,306	18,306
Intangible assets	878	1,022
Total assets	$56,324	$57,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$4,596	$3,552
Accounts payable	5,671	7,004
Employee compensation and benefits	1,198	1,778
Taxes on earnings	153	169
Deferred revenue	3,448	3,408
Accrued restructuring	183	290
Other accrued liabilities	4,941	4,486
Total current liabilities	20,190	20,687
Long-term debt	8,905	9,896
Other non-current liabilities	6,647	7,099
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Common stock, $0.01 par value (9,600 shares authorized; 1,299 and 1,295 shares issued and outstanding at April 30, 2022 and October 31, 2021, respectively)	13	13
Additional paid-in capital	28,473	28,470
Accumulated deficit	(5,145)	(5,597)
Accumulated other comprehensive loss	(2,809)	(2,915)
Total HPE stockholders' equity	20,532	19,971
Non-controlling interests	50	46
Total stockholders' equity	20,582	20,017
Total liabilities and stockholders' equity	$56,324	$57,699

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended April 30,
	2022	2021
	In millions
Cash flows from operating activities:
Net earnings	$763	$482
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,242	1,313
Stock-based compensation expense	242	218
Provision for inventory and doubtful accounts	213	98
Restructuring charges	68	366
Deferred taxes on earnings	(54)	(95)
Earnings from equity interests	(64)	(30)
Other, net	(46)	62
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	817	432
Financing receivables	470	(104)
Inventory	(861)	(497)
Accounts payable	(1,323)	164
Taxes on earnings	35	(30)
Restructuring	(197)	(324)
Other assets and liabilities	(1,002)	(270)
Net cash provided by operating activities	303	1,785
Cash flows from investing activities:
Investment in property, plant and equipment	(1,349)	(1,048)
Proceeds from sale of property, plant and equipment	258	194
Purchases of investments	(40)	(19)
Proceeds from maturities and sales of investments	72	10
Financial collateral posted	(40)	(631)
Financial collateral received	272	297
Payments made in connection with business acquisitions, net of cash acquired	—	(34)
Net cash used in investing activities	(827)	(1,231)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	56	39
Proceeds from debt, net of issuance costs	1,582	1,632
Payment of debt	(1,340)	(1,744)
Payments related to stock-based award activities, net	(60)	(27)
Repurchase of common stock	(187)	—
Cash dividends paid to non-controlling interests	—	(8)
Cash dividends paid to shareholders	(311)	(311)
Net cash used in financing activities	(260)	(419)
(Decrease) increase in cash, cash equivalents and restricted cash	(784)	135
Cash, cash equivalents and restricted cash at beginning of period	4,332	4,621
Cash, cash equivalents and restricted cash at end of period	$3,548	$4,756
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
For the three months ended April 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at January 31, 2022	1,300,259	$13	$28,422	$(5,239)	$(2,878)	$20,318	$47	$20,365
Net earnings				250		250	3	253
Other comprehensive income					69	69		69
Comprehensive income						319	3	322
Stock-based compensation expense			114			114		114
Tax withholding related to vesting of employee stock plans			(8)			(8)		(8)
Issuance of common stock in connection with employee stock plans and other	2,195		3			3		3
Repurchases of common stock	(3,530)		(58)			(58)		(58)
Cash dividends declared ($0.12 per share)				(156)		(156)		(156)
Balance at April 30, 2022	1,298,924	$13	$28,473	$(5,145)	$(2,809)	$20,532	$50	$20,582

) Represents the impact of the adoption of the accounting standard on the s on financial instruments.

	Common Stock
For the six months ended April 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2021	1,294,634	$13	$28,470	$(5,597)	$(2,915)	$19,971	$46	$20,017
Net earnings				763		763	4	767
Other comprehensive income					106	106		106
Comprehensive income						869	4	873
Stock-based compensation expense			242			242		242
Tax withholding related to vesting of employee stock plans			(90)			(90)		(90)
Issuance of common stock in connection with employee stock plans and other	15,644		29			29		29
Repurchases of common stock	(11,354)		(178)			(178)		(178)
Cash dividends declared ($0.24 per share)				(311)		(311)		(311)
Balance at April 30, 2022	1,298,924	$13	$28,473	$(5,145)	$(2,809)	$20,532	$50	$20,582

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
For the three months ended April 30, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at January 31, 2021	1,300,496	$13	$28,427	$(8,332)	$(3,896)	$16,212	$47	$16,259
Net earnings				259		259	4	263
Other comprehensive income					134	134		134
Comprehensive income						393	4	397
Stock-based compensation expense			105			105		105
Tax withholding related to vesting of employee stock plans			(4)			(4)		(4)
Issuance of common stock in connection with employee stock plans and other	3,642		10			10		10
Cash dividends declared ($0.12 per share)				(156)		(156)		(156)
Balance at April 30, 2021	1,304,138	$13	$28,538	$(8,229)	$(3,762)	$16,560	$51	$16,611

	Common Stock
For the six months ended April 30, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2020	1,287,010	$13	$28,350	$(8,375)	$(3,939)	$16,049	$47	$16,096
Net earnings				482		482	4	486
Other comprehensive income					177	177		177
Comprehensive income						659	4	663
Stock-based compensation expense			218			218		218
Tax withholding related to vesting of employee stock plans			(61)			(61)		(61)
Issuance of common stock in connection with employee stock plans and other	17,128		31			31		31
Cash dividends declared ($0.24 per share)				(311)		(311)		(311)
Effects of adoption of ASC 326, Current expected credit losses				(25)		(25)		(25)
Balance at April 30, 2021	1,304,138	$13	$28,538	$(8,229)	$(3,762)	$16,560	$51	$16,611

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
Basis of Presentation and Consolidation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The Company’s unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated businesses of the Company have been eliminated. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of April 30, 2022 and October 31, 2021, its results of operations for the three and six months ended April 30, 2022 and 2021, its cash flows for the six months ended April 30, 2022 and 2021, and its statements of stockholders' equity for the three and six months ended April 30, 2022 and 2021.
The results of operations for the three and six months ended April 30, 2022 and the cash flows for the six months ended April 30, 2022 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on December 10, 2021.
Significant Accounting Policies
As of November 1, 2021, the Company increased its expected useful life of new servers and storage equipment assets from four years to five years. Concurrently, the Company completed an assessment of its existing server and storage equipment assets and extended the remaining useful lives of such assets by one year. The effects of this change in estimate reduced depreciation expense and increased net income and basic and diluted earnings per share by immaterial amounts for the six months ended April 30, 2022, and is expected to have an immaterial impact on net income and basic and diluted earnings per share for fiscal 2022.
There have been no other changes to the Company's significant accounting policies described in PART II, Item 8, Note 1, "Overview and Summary of Significant Accounting Policies", of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
Subsequent Event
In May 2022, the Company issued $747 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 3.68%, payable monthly from July 2022 with a stated final maturity date of March 2030.
Russia/Ukraine Conflict
The conflict between Russia and Ukraine and the related sanctions imposed by the U.S., European Union (E.U.) and other countries in response have negatively impacted the Company's operations in both countries and increased economic and political uncertainty across the world. In response to the sanctions imposed, in February 2022, the Company suspended all new sales and shipments to Russia and Belarus and implemented compliance measures to address the continuously changing regulatory landscape. Based on a further assessment of business risks and needs, in June 2022, the Company determined that it is no longer tenable to maintain its operations in Russia and Belarus and announced it is proceeding with an orderly, managed exit of its remaining business in these countries.
In the second quarter of fiscal 2022, the Company recorded total pre-tax charges of $126 million primarily related to expected credit losses of financing and trade receivables, $99 million of which was included in Financing cost, $6 million in

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Cost of services and $21 million in Disaster charges in the Condensed Consolidated Statements of Earnings. Due to the decision to exit Russia and Belarus, the Company expects to incur additional charges related to a deferred tax asset valuation allowance, abandoned assets and employee severance in the third quarter of fiscal 2022.
The Company continues to monitor the social, political, regulatory and economic environment in Russia and Ukraine, and will consider further actions as appropriate.
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
Recently Enacted Accounting Pronouncements
In March 2022, the FASB issued guidance related to troubled debt restructurings (“TDRs”) and vintage disclosures for financing receivables. The amendments eliminate current recognition and measurement guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. The Company is required to adopt the guidance in the first quarter of fiscal 2024, though early adoption is permitted. The Company is currently evaluating the impact of these amendments on its Condensed Consolidated Financial Statements.
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
Compute includes both general purpose servers for multi-workload computing and workload optimized servers to offer the best performance and value for demanding applications. This portfolio of products includes the HPE Proliant rack and tower servers, HPE Synergy, and HPE BladeSystems. Compute offerings also include operational and support services and HPE GreenLake for Compute.
High Performance Computing & Artificial Intelligence offers standard and custom hardware and software solutions designed to address customer workloads to power innovation. The HPC hardware solutions are segmented into several categories: HPC, Data Solutions, and Edge Compute. The HPC portfolio of products includes the HPE Apollo and HPE Cray products that are often sold as supercomputing systems, including exascale supercomputers. The Data Solutions portfolio (formerly named Mission Critical Solutions) includes the HPE Superdome Flex, HPE NonStop, and HPE Integrity product

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
lines. Edge compute primarily offers HPE Edgeline products. HPC & AI offerings also include operational and support services and solutions delivered as-a-service through HPE GreenLake edge-to-cloud platform.
Storage provides workload optimized storage product and service offerings, which include an intelligent hyperconverged infrastructure ("HCI") with HPE Nimble Storage dHCI and HPE SimpliVity; primary storage with HPE Alletra, HPE Primera, HPE Nimble Storage, and HPE 3PAR Storage for mission-critical and general-purpose workloads; data protection services and software with HPE Backup and Recovery Service; and Zerto. The portfolio also includes HPE Recovery Manager Central, HPE StoreOnce, HPE Cloud Volumes Backup and Big Data solutions running on Apollo servers. Storage also provides solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE Modular Storage Arrays ("MSA") and HPE XP. Storage offerings also include operational and support services, software subscription services, and solutions delivered as-a-service through HPE GreenLake edge-to-cloud platform.
Intelligent Edge offers wired and wireless local area network ("LAN"), campus and data center switching, software-defined wide-area-network (from the Silver Peak acquisition), network security, and associated services to enable secure connectivity for businesses of any size. The HPE Aruba product portfolio includes products such as Wi-Fi access points, switches, routers, and sensors. The HPE Aruba software and services portfolio includes cloud-based management, network management, network access control, analytics and assurance, location services software, and professional and support services, as well as as-a-service and consumption models through HPE GreenLake edge-to-cloud platform for the Intelligent Edge portfolio of products. Intelligence Edge also offers an Edge Service Platform ("Aruba ESP") to help customers meet their connectivity, security, and financial requirements across campus, branch, data center, and remote worker environments, covering all aspects of wired, wireless LAN, and wide area networking.
Financial Services provides flexible investment solutions, such as leasing, financing, IT consumption, utility programs, and asset management services, for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software, and services from Hewlett Packard Enterprise and others. FS also supports financial solutions for on-premise flexible consumption models, such as HPE GreenLake platform.
Corporate Investments and Other includes the Advisory and Professional Services ("A & PS") business which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities; the Communications and Media Solutions business ("CMS"), which primarily offers software and related services to the telecommunications industry; the HPE Software business which offers the HPE Ezmeral container platform and HPE Ezmeral Data Fabric; and Hewlett Packard Labs which is responsible for research and development.
Segment Policy
Hewlett Packard Enterprise does not allocate certain operating expenses to its segments, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation expense, amortization of initial direct costs, amortization of intangible assets, transformation costs, disaster charges and acquisition, disposition and other related charges.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Segment Operating Results
Segment net revenue and operating results were as follows:

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Three months ended April 30, 2022
Net revenue	$2,933	$687	$1,082	$864	$821	$326	$6,713
Intersegment net revenue	52	23	16	3	2	1	97
Total segment net revenue	$2,985	$710	$1,098	$867	$823	$327	$6,810
Segment earnings (loss) from operations	$415	$(40)	$138	$109	$104	$(24)	$702
Three months ended April 30, 2021
Net revenue(1)	$2,924	$663	$1,127	$801	$835	$350	$6,700
Intersegment net revenue	50	21	9	2	4	—	86
Total segment net revenue	$2,974	$684	$1,136	$803	$839	$350	$6,786
Segment earnings (loss) from operations(1)	$334	$18	$191	$126	$91	$(25)	$735
Six months ended April 30, 2022
Net revenue	$5,909	$1,463	$2,226	$1,764	$1,661	$651	$13,674
Intersegment net revenue	92	37	28	4	4	1	166
Total segment net revenue	$6,001	$1,500	$2,254	$1,768	$1,665	$652	$13,840
Segment earnings (loss) from operations	$831	$(47)	$306	$266	$208	$(35)	$1,529
Six months ended April 30, 2021
Net revenue(1)	$5,852	$1,408	$2,300	$1,608	$1,694	$671	$13,533
Intersegment net revenue	106	37	28	5	5	—	181
Total segment net revenue	$5,958	$1,445	$2,328	$1,613	$1,699	$671	$13,714
Segment earnings (loss) from operations(1)	$675	$61	$425	$280	$175	$(56)	$1,560

(1) Effective at the beginning of the first quarter of fiscal 2022, the Company implemented minor organizational changes to align its segment financial reporting more closely with its current business structure resulting in immaterial changes to certain prior period segment revenue and segment earnings (loss) from operations amounts. These changes had no impact to the Company’s previously reported consolidated earnings from operations.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliation of segment operating results to Condensed Consolidated Financial statements was as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2022	2021	2022	2021
	In millions
Net Revenue:
Total segments	$6,810	$6,786	$13,840	$13,714
Eliminations of intersegment net revenue	(97)	(86)	(166)	(181)
Total consolidated net revenue	$6,713	$6,700	$13,674	$13,533
Earnings before taxes:
Total segment earnings from operations	$702	$735	$1,529	$1,560
Unallocated corporate costs and eliminations	(75)	(50)	(134)	(102)
Stock-based compensation expense	(114)	(98)	(242)	(208)
Amortization of initial direct costs	(1)	(2)	(2)	(4)
Amortization of intangible assets	(74)	(84)	(147)	(194)
Transformation costs	(98)	(209)	(209)	(520)
Disaster charges(1)	(125)	(1)	(124)	(1)
Acquisition, disposition and other related charges	(8)	(13)	(16)	(31)
Interest and other, net	—	(11)	(5)	(55)
Tax indemnification and related adjustments	—	—	(17)	(16)
Non-service net periodic benefit credit	36	17	72	34
Earnings from equity interests	33	4	64	30
Total earnings before provision for taxes	$276	$288	$769	$493

(1) In the second quarter of fiscal 2022, the Company recorded total pre-tax charges of $126 million primarily related to expected credit losses of financing and trade receivables, $99 million of which was included in Financing cost, $6 million in Cost of sales and $21 million in Disaster charges in the Condensed Consolidated Statements of Earnings. Refer to Note 1, "Overview and Summary of Significant Accounting Policies", for further information. During the three and six months ended April 30, 2022, Disaster charges also included a recovery of $1 million and $2 million, respectively, related to COVID-19. Disaster charges were excluded from segment operating results.
Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to total assets as per Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2022	October 31, 2021
	In millions
Compute	$15,885	$16,000
HPC & AI	6,617	6,667
Storage	7,094	7,325
Intelligent Edge	4,284	4,355
Financial Services	14,340	14,951
Corporate Investments and Other	1,246	1,210
Corporate and unallocated assets	6,858	7,191
Total assets	$56,324	$57,699

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Geographic Information
Net revenue by geographic region was as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2022	2021	2022	2021
	In millions
Americas:
United States	$2,159	$2,018	$4,476	$4,196
Americas excluding U.S.	466	461	928	896
Total Americas	2,625	2,479	5,404	5,092
Europe, Middle East and Africa	2,482	2,554	5,038	5,174
Asia Pacific and Japan	1,606	1,667	3,232	3,267
Total consolidated net revenue	$6,713	$6,700	13,674	$13,533
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
Cost Optimization and Prioritization Plan
During the three and six months ended April 30, 2021, $151 million and $403 million were recorded within Transformation costs, and $2 million and $2 million, respectively, were recorded within Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings. The components of the expense relating to the cost optimization and prioritization plan were as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2022	2021	2022	2021
	In millions
Program management	$1	$18	$9	$55
IT costs	10	3	18	3
Restructuring charges	24	132	61	347
Total	$35	$153	$88	$405

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
HPE Next
The components of transformation costs relating to HPE Next during the three and six months ended April 30, 2022 and 2021 were as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2022	2021	2022	2021
	In millions
Program management	$2	$3	$5	$5
IT costs	52	46	99	72
Restructuring charges	6	2	6	19
Gain on real estate sales	—	(2)	(8)	(3)
Impairment of real estate assets	—	4	11	4
Other	3	5	8	20
Total	$63	$58	$121	$117
Restructuring Plan
Restructuring activities related to the Company's employees and infrastructure under the cost optimization and prioritization plan and HPE Next plan are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2021	$228	$189	$44	$33
Charges	40	21	—	6
Cash payments	(92)	(69)	(20)	(13)
Non-cash items	(13)	(8)	(2)	—
Liability as of April 30, 2022	$163	$133	$22	$26
Total costs incurred to date, as of April 30, 2022	$547	$441	$1,261	$253
Total expected costs to be incurred as of April 30, 2022	$700	$600	$1,261	$255
The current restructuring liability related to the transformation programs, reported in Condensed Consolidated Balance Sheets as of April 30, 2022 and October 31, 2021, was $181 million and $287 million, respectively, in accrued restructuring, and $25 million and $27 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of April 30, 2022 and October 31, 2021, was $138 million and $180 million, respectively.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4: Retirement Benefit Plans
The Company's net pension benefit (credit) cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2022	2021	2022	2021
	In millions
Service cost	$21	$25	$41	$49
Interest cost(1)	40	30	80	59
Expected return on plan assets(1)	(118)	(120)	(236)	(239)
Amortization and deferrals(1):
Actuarial loss	43	75	87	149
Prior service benefit	(2)	(4)	(5)	(7)
Net periodic benefit (credit) cost	(16)	6	(33)	11
Settlement loss and special termination benefits(1)	1	2	2	3
Total net benefit (credit) cost	$(15)	$8	$(31)	$14

(1)These non-service components of net periodic benefit cost were included in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
For the three months ended April 30, 2022 and 2021, the Company recorded income tax expense of $26 million and $29 million, respectively, which reflect an effective tax rate of 9.4% and 10.1%, respectively. For the six months ended April 30, 2022 and 2021, the Company recorded income tax expense of $6 million and $11 million, respectively, which reflects an effective tax rate of 0.8% and 2.2%, respectively. The effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.
For the three and six months ended April 30, 2022, the Company recorded $38 million and $121 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended April 30, 2022, this amount primarily included $25 million of income tax benefits on pre-tax charges incurred related to the Russia/Ukraine conflict and $22 million of income tax benefits related to transformation costs and acquisition, disposition and other related charges, partially offset by $10 million of net income tax charges related to the settlement of foreign tax audit matters. For the six months ended April 30, 2022, this amount primarily included $46 million of income tax benefits related to transformation costs and acquisition, disposition and other related charges, $43 million of net income tax benefits related to the settlement of U.S. tax audit matters, $25 million of income tax benefits on pre-tax charges incurred related to the Russia/Ukraine conflict, and $6 million of net income tax benefits related to the settlement of foreign tax audit matters.
In the third quarter of fiscal 2022, the Company determined it will make an orderly, managed exit from Russia and Belarus. As a result, the Company expects to record a full valuation allowance against the $20 million deferred tax asset recorded in connection with the Russia charges incurred during the second quarter of fiscal 2022. Other income tax adjustments could be necessary as the Company reviews the overall impacts of the exit process.
For the three and six months ended April 30, 2021, the Company recorded $33 million and $124 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended April 30, 2021, this amount primarily included $41 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges. For the six months ended April 30, 2021, this amount primarily included $107 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges and $30 million of income tax benefits related to tax liabilities for which the Company shared joint and several liability with HP Inc. and for which the Company was indemnified by HP Inc.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Uncertain Tax Positions
As of April 30, 2022 and October 31, 2021, the amount of unrecognized tax benefits was $590 million and $2.1 billion, respectively, of which up to $332 million and $688 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods. During the first quarter of the current year, the Company effectively settled with the U.S. Internal Revenue Service ("IRS") for fiscal 2016, primarily contributing to the reduction in the Company's unrecognized tax benefits of $1.5 billion, which was predominantly related to the timing of intercompany royalty revenue recognition which does not affect the Company’s effective tax rate.
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in Provision for taxes in the Condensed Consolidated Statements of Earnings. The Company recognized interest expense of $3 million and $10 million for the three months ended April 30, 2022 and 2021, respectively, and interest income of $37 million and interest expense of $2 million for the six months ended April 30, 2022 and 2021, respectively. The increase in interest income in the current year resulted from the release of reserves as a result of the effective settlement of the IRS audit for fiscal 2016 during the first fiscal quarter. As of April 30, 2022 and October 31, 2021, the Company had accrued $99 million and $136 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. The Company does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign, and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions, joint and several tax liabilities, and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $48 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2022	October 31, 2021
	In millions
Deferred tax assets	$1,974	$2,023
Deferred tax liabilities	(460)	(494)
Deferred tax assets net of deferred tax liabilities	$1,514	$1,529
Note 6: Balance Sheet Details
Balance sheet details were as follows:
Cash, cash equivalents and restricted cash

	As of
	April 30, 2022	October 31, 2021
	In millions
Cash and cash equivalents	$3,027	$3,996
Restricted cash(1)	521	336
Total	$3,548	$4,332

(1) The Company includes restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Inventory

	As of
	April 30, 2022	October 31, 2021
	In millions
Finished goods	$2,024	$1,684
Purchased parts and fabricated assemblies	3,298	2,827
Total	$5,322	$4,511
Property, Plant and Equipment

	As of
	April 30, 2022	October 31, 2021
	In millions
Land	$74	$76
Buildings and leasehold improvements	1,524	1,751
Machinery and equipment, including equipment held for lease	9,548	9,735
	11,146	11,562
Accumulated depreciation	(5,638)	(5,949)
Total	$5,508	$5,613
Warranties
The Company's aggregate product warranty liability and changes thereto were as follows:

For the six months ended April 30, 2022
In millions
Balance at beginning of period	$327
Charges	83
Adjustments related to pre-existing warranties	(2)
Settlements made	(101)
Balance at end of period	$307
Contract balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	April 30, 2022	October 31, 2021
	In millions
Accounts receivable	$2,932	$3,796
Unbilled receivables	219	206
Allowances	(29)	(23)
Total	$3,122	$3,979

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The allowances for credit losses related to accounts receivable and changes during the six months ended April 30, 2022 and the year ended October 31, 2021 were as follows:

	As of
	April 30, 2022	October 31, 2021
	In millions
Balance at beginning of period	$23	$46
Provision for credit losses	21	11
Write off's, net of recoveries	(15)	(34)
Balance at end of period	$29	$23
Sale of Trade Receivables
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. During the three months ended April 30, 2022 and the fiscal year ended October 31, 2021, the Company sold $1 billion and $4.2 billion of trade receivables, respectively. The Company recorded an obligation of $108 million and $65 million within Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of April 30, 2022 and October 31, 2021 respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities
Contract liabilities consist of deferred revenue. The aggregate balance of current and non-current deferred revenue was $6.3 billion and $6.4 billion as of April 30, 2022 and October 31, 2021, respectively. During the six months ended April 30, 2022, approximately $1.9 billion of the deferred revenue as of October 31, 2021 was recognized as revenue.
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
Remaining performance obligations consist of deferred revenue. As of April 30, 2022, the aggregate amount of remaining performance obligations was $6.3 billion. The Company expects to recognize approximately 32% of this amount as revenue over the remainder of the fiscal year.
Costs to Obtain a Contract
As of April 30, 2022, the current and non-current portions of the capitalized costs to obtain a contract were $69 million and $106 million, respectively. As of October 31, 2021, the current and non-current portions of the capitalized costs to obtain a contract were $64 million and $95 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheet. For the three and six months ended April 30, 2022, the Company amortized $21 million and $41 million respectively, of capitalized costs to obtain a contract. For the three and six months ended April 30, 2021 the Company amortized $16 million and $32 million respectively, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Earnings.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of
	April 30, 2022	October 31, 2021
	In millions
Minimum lease payments receivable	$8,974	$9,526
Unguaranteed residual value	382	390
Unearned income	(690)	(718)
Financing receivables, gross	8,666	9,198
Allowance for credit losses	(329)	(228)
Financing receivables, net	8,337	8,970
Less: current portion	(3,655)	(3,932)
Amounts due after one year, net	$4,682	$5,038
As of April 30, 2022 and October 31, 2021, scheduled maturities of the Company's minimum lease payments receivable were as follows:

	As of
	April 30, 2022	October 31, 2021
Fiscal year	In millions
Remainder of fiscal 2022	$2,460	$4,338
2023	2,918	2,557
2024	1,930	1,567
2025	1,042	747
2026	451	233
Thereafter	173	84
Total undiscounted cash flows	$8,974	$9,526
Present value of lease payments (recognized as finance receivables)	$8,284	$8,808
Unearned income	$690	$718
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the six months ended April 30, 2022, the Company sold $31 million of financing receivables. During the fiscal year ended October 31, 2021, the Company sold $142 million of financing receivables.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The credit risk profile of gross financing receivables, based on internal risk ratings as of April 30, 2022, presented on amortized cost basis by year of origination was as follows:

	As of April 30, 2022
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2022	$901	$611	$19
2021	1,788	1,368	45
2020	1,092	807	72
2019	567	540	75
2018 and prior	270	387	124
Total	$4,618	$3,713	$335
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
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of April 30, 2022 and October 31, 2021 and the respective changes during the six and twelve months then ended were as follows.

	As of
	April 30, 2022	October 31, 2021
	In millions
Balance at beginning of period	$228	$154
Adjustment for adoption of the new credit loss standard	—	28
Provision for credit losses	138	61
Adjustment to the existing allowance	—	19
Write-offs	(37)	(34)
Balance at end of period	$329	$228
In the second quarter of fiscal 2022, the Company recorded a provision of $99 million related to expected credit losses due to the Russia/Ukraine conflict.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	April 30, 2022	October 31, 2021
	In millions
Billed:(1)
Current and past due 1-30 days	$369	$410
Past due 31-60 days	24	35
Past due 61-90 days	35	17
Past due > 90 days	101	111
Unbilled sales-type and direct-financing lease receivables	8,137	8,625
Total gross financing receivables	$8,666	$9,198
Gross financing receivables on non-accrual status(2)	$267	$257
Gross financing receivables 90 days past due and still accruing interest(2)	$84	$78

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2022	October 31, 2021
	In millions
Equipment leased to customers	$6,752	$7,039
Accumulated depreciation	(2,835)	(3,038)
Total	$3,917	$4,001
Minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

As of
April 30, 2022
Fiscal year	In millions
Remainder of fiscal 2022	$899
2023	1,374
2024	733
2025	207
2026	33
Thereafter	1
Total	$3,247
If a lease is classified as an operating lease, the Company records lease revenue on a straight-line basis over the lease term. At commencement of an operating lease, initial direct costs are deferred and are expensed over the lease term on the same basis as the lease revenue is recorded.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents amounts included in the Condensed Consolidated Statement of Earnings related to lessor activity:

	For the three months ended April 30,		For the six months ended April 30,
	2022	2021	2022	2021
	In millions
Interest income from sales-type leases and direct financing leases	$122	$124	$244	$246
Lease income from operating leases	577	595	1,149	1,199
Total lease income	$699	$719	$1,393	$1,445
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
The following table presents the assets and liabilities held by the consolidated VIE as of April 30, 2022 and October 31, 2021, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of
	April 30, 2022	October 31, 2021
Assets held by VIE	In millions
Other current assets	$118	$165
Financing receivables
Short-term	$809	$749
Long-term	$842	$707
Property, plant and equipment	$997	$854
Liabilities held by VIE
Notes payable and short-term borrowings, net of unamortized debt issuance costs	$1,306	$1,204
Long-term debt, net of unamortized debt issuance costs	$1,080	$950
Financing receivables transferred via securitization through the SPE were $664 million for the six months ended April 30, 2022 and $1.1 billion for the fiscal year ended October 31, 2021. Leased equipment transferred via securitization through the SPE was $445 million for the six months ended April 30, 2022 and $720 million for the fiscal year ended October 31, 2021.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8: Goodwill
Goodwill is tested for impairment at the reporting unit level. As of April 30, 2022, the Company's reporting units are consistent with the reportable segments identified in Note 2, with the exception of Corporate Investments and Other, which contains three reporting units: A & PS, CMS, and Software. The following table represents the carrying value of goodwill, by reportable segment as of April 30, 2022 and October 31, 2021. There has been no change to the accumulated impairment loss from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Balance at April 30, 2022 and October 31, 2021	$7,532	$3,702	$4,160	$2,555	$144	$213	$18,306

As of the annual test date in fiscal 2021, the HPC & AI reporting unit had a goodwill of $3.7 billion and an excess of fair value over carrying value of net assets of 8%. The HPC & AI business is facing challenges on the current and projected future results as the revenue growth is dependent on timing of delivery and related achievement of customer acceptance milestones. If the Company is not successful in addressing these challenges, or additional emerging global macroeconomic and geopolitical challenges intensify these challenges, the projected revenue growth rates or operating margins could decline resulting in a decrease in the fair value of the HPC & AI reporting unit. The fair value of the HPC & AI reporting unit could also be negatively impacted by changes in its weighted average cost of capital, changes in management's business strategy or significant and sustained declines in the stock price, which could result in an indicator of impairment. The Company will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment. Further impairment charges, if any, may be material to our results of operations and financial position.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2022				As of October 31, 2021
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$628	$—	$628	$—	$806	$—	$806
Money market funds	425	—	—	425	1,495	—	—	1,495
Equity securities	13	—	309	322	57	—	129	186
Foreign bonds	—	104	1	105	—	122	—	122
Other debt securities	—	—	44	44	—	—	42	42
Derivative Instruments:
Interest rate contracts	—	—	—	—	—	95	—	95
Foreign exchange contracts	—	711	—	711	—	308	—	308
Other derivatives	—	—	—	—	—	4	—	4
Total assets	$438	$1,443	$354	$2,235	$1,552	$1,335	$171	$3,058
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$92	$—	$92	$—	$—	$—	$—
Foreign exchange contracts	—	98	—	98	—	127	—	127
Other derivatives	—	7	—	7	—	—	—	—
Total liabilities	$—	$197	$—	$197	$—	$127	$—	$127
Other Fair Value Disclosures
Short-Term and Long-Term Debt: As of April 30, 2022 and October 31, 2021, the estimated fair value of the Company's short-term and long-term debt was $13.7 billion and $14.6 billion, respectively. As of April 30, 2022 and October 31, 2021, the carrying value of the Company's short-term and long-term debt was $13.5 billion and $13.4 billion, respectively. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
Equity investments without readily determinable fair value: Equity Investments are recorded at cost and measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. The Company recognized a gain of $25 million in Interest and other, net in the Condensed Consolidated Statements of Earnings, for the three and six months ended April 30, 2021. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value due to their short term nature.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
During the three and six months ended April 30, 2022, the Company recorded a net gain of $18 million and $12 million, respectively, primarily due to a lease termination. During the three and six months ended April 30, 2021, the Company recorded a ROU asset impairment charge of $19 million and $68 million, respectively. These charges were recorded as the carrying value of certain ROU assets exceeded their fair value and are reflected in Transformation costs in the Condensed Consolidated Statements of Earnings. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of April 30, 2022			As of October 31, 2021
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
	In millions
Cash Equivalents:
Time deposits	$627	$—	$627	$806	$—	$806
Money market funds	425	—	425	1,495	—	1,495
Total cash equivalents	1,052	—	1,052	2,301	—	2,301
Available-for-Sale Debt Investments:
Time Deposits	1	—	1	—	—	—
Foreign bonds	99	6	105	108	14	122
Other debt securities	43	1	44	41	1	42
Total available-for-sale debt investments	143	7	150	149	15	164
Total cash equivalents and available-for-sale debt investments	$1,195	$7	$1,202	$2,450	$15	$2,465
As of April 30, 2022 and October 31, 2021, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside of the U.S. as of April 30, 2022 and October 31, 2021. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of available-for-sale debt investments were as follows:

	As of April 30, 2022
	Amortized Cost	Fair Value
	In millions
Due in one year	$1	$1
Due in one to five years	29	29
Due in more than five years	113	120
	$143	$150
Non-marketable equity investments in privately held companies are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These non-marketable equity investments are carried either at fair value or under the measurement alternative.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $172 million and $253 million as of April 30, 2022 and October 31, 2021, respectively. During the three and six months ended April 30, 2022, the Company recorded an immaterial impairment on these investments. During the three and six months ended April 30, 2021, the Company recorded an unrealized gain of $25 million on these investments.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The carrying amount of those non-marketable equity investments accounted for under the fair value option was $309 million and $129 million as of April 30, 2022 and October 31, 2021, respectively. During the three and six months ended April 30, 2022, the Company recorded an unrealized gain of $45 million and $104 million, respectively, on these investments. During the three and six months ended April 30, 2021, the Company recorded an unrealized gain of $34 million on these investments.
Equity investments with readily determinable fair values are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. The carrying amount of these investments was $13 million as of April 30, 2022 and $57 million as of October 31, 2021, respectively. During the three and six months ended April 30, 2022, the Company recorded an unrealized loss of $9 million and $23 million, respectively, on these investments. During the three and six months ended April 30, 2021, the Company recognized an immaterial unrealized loss on these investments.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. The carrying amount of these investments was $2.3 billion and $2.2 billion as of April 30, 2022 and October 31, 2021, respectively. During the three and six months ended April 30, 2022, the Company recorded earnings from equity interests of $33 million and $64 million, respectively, on these investments. During the three and six months ended April 30, 2021, the Company recorded earnings from equity interests of $4 million and $30 million, respectively, on these investments.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of April 30, 2022					As of October 31, 2021
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$3,850	$—	$—	$—	$92	$3,850	$15	$80	$—	$—
Cash flow hedges:
Foreign currency contracts	7,849	369	152	17	7	7,664	125	68	49	32
Net investment hedges:
Foreign currency contracts	1,837	34	37	10	16	1,860	33	40	12	18
Total derivatives designated as hedging instruments	13,536	403	189	27	115	13,374	173	188	61	50
Derivatives not designated as hedging instruments
Foreign currency contracts	5,775	116	3	40	8	6,994	25	17	16	—
Other derivatives	103	—	—	7	—	113	4	—	—	—
Total derivatives not designated as hedging instruments	5,878	116	3	47	8	7,107	29	17	16	—
Total derivatives	$19,414	$519	$192	$74	$123	$20,481	$202	$205	$77	$50
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

	As of April 30, 2022
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$711	$—	$711	$148	$436	(1)	$127
Derivative liabilities	$197	$—	$197	$148	$35	(2)	$14

	As of October 31, 2021
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$407	$—	$407	$123	$173	(1)	$111
Derivative liabilities	$127	$—	$127	$123	$5	(2)	$(1)

(1)Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of April 30, 2022 and October 31, 2021, the entire amount of the collateral posted of $35 million and $5 million, respectively, was through the re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying amount of the hedged assets/ (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/ (liabilities)
	As of		As of
	April 30, 2022	October 31, 2021	April 30, 2022	October 31, 2021
	In millions		In millions
Notes payable and short-term borrowings	$(1,349)	$(1,365)	$—	$(15)
Long-term debt	$(2,402)	$(2,573)	$92	$(80)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the three months ended April 30,		For the six months ended April 30,
	2022	2021	2022	2021
	In millions
Derivatives in Cash Flow Hedging relationship
Foreign exchange contracts	$345	$45	$560	$(284)
Derivatives in Net Investment Hedging relationship
Foreign exchange contracts	12	(3)	23	(77)
Total	$357	$42	$583	$(361)
As of April 30, 2022, the Company expects to reclassify an estimated net accumulated other comprehensive gain of approximately $167 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments on the Condensed Consolidated Statements of Earnings were as follows:

	Gains (Losses) Recognized in Income
	For the three months ended April 30,				For the six months ended April 30,
	2022		2021		2022		2021
	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net
	In millions
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded	$6,713	$—	$6,700	$(11)	$13,674	$(5)	$13,533	$(55)
Gains (losses) on derivatives in fair value hedging relationships
Interest rate contracts
Hedged items	—	133	—	52	$—	$187	$—	$70
Derivatives designated as hedging instruments	—	(133)	—	(52)	—	(187)	—	(70)
Gains (losses) on derivatives in cash flow hedging relationships
Foreign exchange contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	57	207	(35)	16	122	343	(99)	(197)
Interest rate contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	—	—	—	(1)	—	—	—	(2)
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	142	—	13	—	102	—	(28)
Other derivatives	—	(2)	—	3	—	(11)	—	4
Total gains (losses)	$57	$347	$(35)	$31	$122	$434	$(99)	$(223)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-terms debt were as follows:

	As of
	April 30, 2022	October 31, 2021
	In millions
Current portion of long-term debt(1)	$3,714	$2,613
Commercial paper	630	705
Notes payable to banks, lines of credit and other	252	234
Total notes payable and short-term borrowings	$4,596	$3,552
Long-term debt	8,905	9,896
Total Debt	$13,501	$13,448

(1) As of April 30, 2022, the Current portion of long-term debt, net of discount and issuance costs, includes $1.3 billion associated with the asset-backed debt securities issued by the Company.
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. The Parent Program in the U.S. provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. The Parent Program outside the U.S. provides for the issuance of commercial paper denominated in U.S. dollars, euros, or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of April 30, 2022 and October 31, 2021, no borrowings were outstanding under the Parent Programs, and $630 million and $705 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
In December 2021, the Company terminated its prior senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with an aggregate lending commitment of $4.75 billion for a period of five years. As of April 30, 2022 and October 31, 2021, no borrowings were outstanding under this credit facility.
Note 12: Stockholders' Equity
The components of Accumulated other comprehensive loss, net of taxes as of April 30, 2022, and changes during the six months ended April 30, 2022 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$15	$81	$(2,545)	$(466)	$(2,915)
Other comprehensive income (loss) before reclassifications	(8)	560	6	(36)	522
Reclassifications of (gains) losses into earnings	—	(465)	83	—	(382)
Tax provision	—	(21)	(12)	(1)	(34)
Balance at end of period	$7	$155	$(2,468)	$(503)	$(2,809)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The components of Accumulated other comprehensive loss, net of taxes as of April 30, 2021, and changes during the six months ended April 30, 2021 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$18	$(7)	$(3,473)	$(477)	$(3,939)
Other comprehensive income (loss) before reclassifications	(2)	(284)	23	18	(245)
Reclassifications of losses into earnings	—	298	144	—	442
Tax provision	—	(5)	(11)	(4)	(20)
Balance at end of period	$16	$2	$(3,317)	$(463)	$(3,762)

Share Repurchase Program
For the six months ended April 30, 2022, the Company repurchased and settled a total of 12 million shares under its share repurchase program through open market repurchases, which included 0.8 million shares that were unsettled open market repurchases as of October 31, 2021. Additionally, as of April 30, 2022, the Company had unsettled open market repurchases of 0.1 million shares. Shares repurchased during the six months ended April 30, 2022 were recorded as a $178 million reduction to stockholders' equity. As of April 30, 2022, the Company had a remaining authorization of $1.7 billion for future share repurchases.
Note 13: Net Earnings Per Share
The Company calculates basic net earnings per share ("EPS") using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of outstanding restricted stock units, stock options, and performance-based awards.
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2022	2021	2022	2021
	In millions, except per share amounts
Numerator:
Net earnings	$250	$259	$763	$482
Denominator:
Weighted-average shares used to compute basic net EPS	1,307	1,309	1,306	1,304
Dilutive effect of employee stock plans	22	22	21	19
Weighted-average shares used to compute diluted net EPS	1,329	1,331	1,327	1323
Net earnings per share:
Basic	$0.19	$0.20	$0.58	$0.37
Diluted	$0.19	$0.19	$0.57	$0.36
Anti-dilutive weighted-average stock awards(1)	—	1	—	7

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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 14: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the "Separation and Distribution Agreement") entered into in connection with Hewlett Packard Enterprise's spin-off from HP Inc. (formerly known as "Hewlett-Packard Company") (the "Separation"), Hewlett Packard Enterprise and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of April 30, 2022, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise (collectively, “Defendants”) alleging Defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals age 40 years and older who had their employment terminated by an HP entity pursuant to a work force reduction ("WFR") plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by Defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. Following the filing of Plaintiffs' Fourth Amended Complaint, Plaintiffs filed a Motion for Preliminary Class Certification on December 30, 2020. On April 14, 2021, Plaintiffs’ Motion for Conditional Class Certification was granted. The conditionally certified collective action consists of all individuals who had their employment terminated by Defendants pursuant to a WFR Plan on or after November 1, 2015, and who were 40 years or older at the time of such termination. The collective action excludes all individuals who signed a Waiver and General Release Agreement or an Agreement to Arbitrate Claims. The Court-approved notice was issued to potential class members and the opt-in period is now closed.
Hewlett-Packard Company v. Oracle (Itanium). On June 15, 2011, HP Inc. filed suit against Oracle in the Superior Court of California, County of Santa Clara in connection with Oracle's March 2011 announcement that it was discontinuing software support for HP Inc.’s Itanium-based line of mission critical servers. HP Inc. asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. Trial was bifurcated into two phases. HP Inc. prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP Inc.'s Itanium-based servers for as long as HP Inc. decided to sell such servers. Phase 2 of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP Inc.’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeal rejected Oracle’s appeal. The matter was remanded to the trial court for Phase 2 of the trial, which began on May 23, 2016, and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP Inc., awarding HP Inc. approximately $3 billion in damages: $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP Inc. filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. On May 16, 2019, HP Inc. filed its application to renew the judgment. As of May 16, 2019, the renewed judgment is approximately $3.8 billion. Daily interest on the renewed judgment is

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
now accruing at $1 million and will be recorded upon receipt. On June 14, 2021, the California Court of Appeal affirmed the judgment of the trial court. Oracle filed a Petition for Rehearing with the California Court of Appeal, which was denied on July 8, 2021. On July 26, 2021, Oracle filed a Petition for Review with the California Supreme Court. The California Supreme Court denied the petition on September 29, 2021, and the California Court of Appeal issued the remittitur on September 30, 2021. On October 12, 2021, Oracle paid $4.66 billion, reflecting all amounts owed on the judgment plus accrued interest. Pursuant to the terms of the Separation and Distribution Agreement between HP Inc. and HPE, this amount was split evenly between the parties following the reimbursement of approximately $48 million in pre-separation legal costs incurred by HPE in prosecution of the litigation. In total, HPE has received payment of approximately $2.35 billion, which was recognized as a gain from litigation judgment during the year ended October 31, 2021. On October 27, 2021, HP Inc. filed an acknowledgement of full satisfaction of judgment. On January 27, 2022, Oracle filed a Petition for Writ of Certiorari asking the United States Supreme Court to grant review. On May 16, 2022, the United States Supreme Court denied Oracle's Petition. The matter is now closed.
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition. Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix’s alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On January 29, 2019, the court granted HPE’s Motion for Summary Judgment as to all of Oracle’s claims. On February 20, 2019, the court entered judgment in favor of HPE, dismissing Oracle’s claims in their entirety. Oracle appealed the trial court’s ruling to the United States Court of Appeals for the Ninth Circuit. On August 20, 2020, the United States Court of Appeals for the Ninth Circuit issued its ruling, affirming in part and reversing in part the trial court’s decision granting summary judgment in favor of HPE. On October 6, 2020, the matter was remanded to the United States District Court for the Northern District of California. On June 4, 2021, the Court issued an order denying HPE’s motion for summary judgment and granting-in-part Oracle’s motion for partial summary judgment as to a certain of HPE’s defenses. Trial is scheduled to begin on May 23, 2022.
Q3 Networking Litigation. On September 21 and September 22, 2020, Q3 Networking LLC filed complaints against HPE, Aruba Networks, Commscope and Netgear in the United States District Court for the District of Delaware and the United States International Trade Commission (“ITC”). Both complaints allege infringement of four patents, and the ITC complaint defines the “accused products” as “routers, access points, controllers, network management servers, other networking products, and hardware and software components thereof.” The ITC action was instituted on October 23, 2020. The District of Delaware action has been stayed pending resolution of the ITC action. The evidentiary hearing before the ITC has been completed. On December 7, 2021, the Administrative Law Judge issued his initial determination finding no violation of section 337 of the Tariff Act. On May 3, 2022, the ITC issued its Notice of Final Determination, affirming the initial determination and terminating the investigation.
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
The financial discussion and analysis in the following MD&A compares the three and six months ended April 30, 2022 to the comparable prior-year periods and where appropriate, as of April 30, 2022, unless otherwise noted.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
TRENDS AND UNCERTAINTIES
The overall demand environment continues to improve but remains impacted by industry-wide supply constraints which have contributed to a challenging supply chain environment, which in the second quarter of fiscal 2022 was exacerbated by pandemic related lockdowns in China and increasing inflationary pressures, which are driving up material and logistic costs. These supply chain constraints have moderated our revenue growth, elevated costs, and delayed certain unit shipments, resulting in a higher level of backlog and related inventory at the end of the period. We expect this trend to continue in the near term.
Russia/Ukraine Conflict
The conflict between Russia and Ukraine and the related sanctions imposed by the U.S., European Union (E.U.) and other countries in response have negatively impacted our operations in both countries and increased economic and political uncertainty across the world. We have approximately 500 team members in Russia and a smaller contingent workforce in Ukraine, whose safety and well-being remains our highest priority. We are offering emergency assistance and support to our impacted teams, including the families of Ukrainian nationals.
In response to the sanctions imposed, in February 2022, we suspended all new sales and shipments to Russia and Belarus and implemented compliance measures to address the continuously changing regulatory landscape. Based on a further assessment of business risks and needs, in June 2022, we determined that it is no longer tenable to maintain operations in Russia and Belarus, and are proceeding with an orderly, managed exit of our remaining business in these countries.
In fiscal 2021, our operations in Russia and Belarus accounted for approximately 2% of our total net revenues. In the second quarter of fiscal 2022, we recorded total pre-tax charges of $126 million primarily related to expected credit losses of financing and trade receivables, $99 million of which was included in Financing cost, $6 million in Cost of services and $21 million in Disaster charges in the Condensed Consolidated Statements of Earnings. These charges were excluded from our segment operating results. Due to the decision to exit Russia and Belarus, we expect to incur additional charges related to a deferred tax asset valuation allowance, abandoned assets and employee severance in the third quarter of fiscal 2022.
We will continue monitoring the social, political, regulatory and economic environment in Russia and Ukraine, and will consider further actions as appropriate. More broadly, there could be additional adverse impacts to our net revenues, earnings and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures and supply chain cost increases or the geographic proximity of the war relative to the rest of Europe.
COVID-19 Update
Our vaccination policy remains in effect; however, there have been modifications to our U.S. vaccine policy since first announced, as a result of the nationwide temporary injunction prohibiting enforcement of the U.S. Federal Executive Order requiring contractors and subcontractors performing work on or in connection with certain federal contracts to be fully vaccinated against COVID-19. As a result of this injunction, we will not be making vaccination a standard condition of employment in the U.S. at this time. However, vaccination is required for entering our sites, working at customer and third-party sites, and for travel and events, unless team members have an approved exemption through human resources and undergo routine testing. Outside of the U.S., we have implemented vaccination/risk strategies where they have been determined to be necessary by local leadership and/or to comply with government requirements. Such strategies differ from location to location, and can take the form of mandatory vaccinations and/or testing requirements; vaccine passports or related certificates; government reports indicating vaccination rates of company employees; or other government-mandated risk strategies.
After careful analysis of information and guidance provided by public health and government authorities regarding the pandemic, and due to the efforts we have taken to mitigate risk through our workplace vaccination policy, effective February 14, 2022, our sites in the U.S. reopened for employees who are fully vaccinated, with exemptions allowed in certain instances including routine testing as advised. Outside of the U.S., sites are open at varying capacities based on local pandemic conditions and risk mitigation strategies enacted by country leadership. We maintain compliance with all local laws and regulations with respect to office attendance and safety protocols.
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
In response, we are accelerating in our areas of strategic focus, including the Intelligent Edge and HPC & AI businesses, while at the same time, strengthening our core Compute and Storage businesses, investing in key areas of growth and accelerating our as-a-service pivot to become the edge-to-cloud company for our customers and partners with our HPE GreenLake edge-to-cloud platform.
On March 22, 2022, we announced significant advancements to our HPE GreenLake edge-to-cloud platform, our flagship hybrid offering that enables organizations to modernize all their applications and data, from edge to cloud. The platform advancements include a unified operating experience with one view of all services edge to cloud along with convergence with the Aruba Central cloud service, twelve new cloud services including network as-a-service, data services, high performance computing functions, and compute operations management, and availability of HPE GreenLake platform in the online marketplaces of several leading distributors. These updates strengthen the HPE GreenLake platform and help customers drive their data modernization needs.
The following table summarizes our condensed consolidated GAAP financial results for the periods presented:

	For the three months ended April 30,			For the six months ended April 30,
	2022	2021	Change	2022	2021	Change
	Dollars in millions, except per share amounts			Dollars in millions, except per share amounts
Net revenue	$6,713	$6,700	0.2%	$13,674	$13,533	1.0%
Gross profit	$2,173	$2,287	(5.0)%	$4,517	$4,575	(1.3)%
Gross profit margin	32.4%	34.1%	(1.7)pts	33.0%	33.8%	(0.8)pts
Earnings from operations	$207	$278	(25.5)%	$655	$500	31.0%
Operating profit margin	3.1%	4.1%	(1.0)pts	4.8%	3.7%	1.1pts
Net earnings	$250	$259	(3.5)%	$763	$482	58.3%
Diluted net earnings per share	$0.19	$0.19	$—	$0.57	$0.36	$0.21
Cash flow from operations	$379	$822	$(443)	$303	$1,785	$(1,482)
Three months ended April 30, 2022 compared with the three months ended April 30, 2021
Net revenue of $6.7 billion represented an increase of 0.2% (increased 1.5% on a constant currency basis) as revenue growth resulting from a strong beginning order backlog was moderated by a combination of ongoing supply chain constraints, exacerbated by recent pandemic related lockdowns in China, unfavorable currency fluctuations and lower revenue from Russia. The net revenue increase was led by strong demand for our networking products, certain customer acceptances in the current period in HPC & AI, and effective pricing management in server products. The gross profit margin of 32.4% (or $2.2 billion) represents a decrease of 1.7 percentage points and was primarily driven by expected credit losses due to the Russia/Ukraine conflict, increased costs with continued delayed customer acceptances in HPC & AI, and ongoing supply chain constraints. Moderating the gross profit margin decrease was pricing discipline and strong cost management in server products. The

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
operating profit margin was 3.1%, down 1.0 percentage points due primarily to the gross profit margin decline and higher selling, general & administrative expense, the negative impact of both factors was moderated by lower transformation costs.
Six months ended April 30, 2022 compared with the six months ended April 30, 2021
Net revenue of $13.7 billion represented an increase of 1.0% (increased 1.7% on a constant currency basis) as revenue growth resulting from a strong beginning order backlog was moderated by ongoing supply chain constraints. As a result, we experienced double-digit revenue growth in networking products, growth in the Apollo product category and effective pricing management in server products. Moderating the revenue increase was ongoing supply chain constraints, lower revenue in Russia, and unfavorable currency fluctuations. The gross profit margin of 33.0% (or $4.5 billion) represents a decrease of 0.8 percentage points due primarily to increased costs with continued delayed customer acceptances in HPC & AI, expected credit losses due to the Russia/Ukraine conflict and ongoing supply chain constraints. Moderating the gross profit decrease was pricing discipline and strong cost management in server products. The operating profit margin was 4.8%, up 1.1 percentage points due primarily to a decrease in transformation costs.
For the six months ended April 30, 2022, we generated $303 million of cash flow from operations and used $788 million free cash flows primarily due to the impact of supply chain constraints on working capital, which moderated cash generation, and increased capital investments.
The following table summarizes our condensed consolidated non-GAAP financial results for the periods presented:

	For the three months ended April 30,			For the six months ended April 30,
	2022	2021	Change	2022	2021	Change
	Dollars in millions, except per share amounts			Dollars in millions, except per share amounts
Net revenue adjusted for currency	$6,799	$6,700	1.5%	$13,763	$13,533	1.7%
Non-GAAP gross profit	$2,293	$2,300	(0.3)%	$4,653	$4,603	1.1%
Non-GAAP gross profit margin	34.2%	34.3%	(0.1)pts	34.0%	34.0%	—pts
Non-GAAP earnings from operations	$627	$685	(8.5)%	$1,395	$1,458	(4.3)%
Non-GAAP operating profit margin	9.3%	10.2%	(0.9)pts	10.2%	10.8%	(0.6)pts
Non-GAAP net earnings	$583	$612	(4.7)%	$1,280	$1,291	(0.9)%
Non-GAAP diluted net earnings per share	$0.44	$0.46	$(0.02)	$0.96	$0.98	$(0.02)
Free cash flow	$(211)	$368	$(579)	$(788)	$931	$(1,719)
Each non-GAAP financial measure has been reconciled to the most directly comparable GAAP financial measure herein. Please refer to the section "GAAP to Non-GAAP Reconciliations" at the end of this MD&A for these reconciliations, along with a discussion of the usefulness of these non-GAAP financial measures, and material limitations associated with the use of these non-GAAP financial measures.
Annualized revenue run-rate ("ARR")
ARR represents the annualized revenue of all net HPE GreenLake edge-to-cloud platform services revenue, related financial services revenue (which includes rental income from operating leases and interest income from capital leases) and software-as-a-service, software consumption revenue, and other as-a-service offerings, recognized during a quarter and multiplied by four. We use ARR as a performance metric. ARR should be viewed independently of net revenue and is not intended to be combined with it.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following presents our ARR performance for the periods presented:

	For the three months ended April 30,
	2022	2021
	Dollars in millions
ARR	$829	$678
year-over-year growth rate	22%	30%
The 22% increase in ARR was due to growth in our HPE GreenLake edge-to-cloud platform and related financial services due to an expanding customer installed base. The increase was limited by supply chain constraints and related installation delays. At the segment level, ARR growth was led by strength in Storage as-a-service including Zerto and Intelligent Edge as-a-service activity.
Returning capital to our shareholders remains an important part of our capital allocation framework that consists of capital returns to shareholders and strategic investments. During the second quarter of fiscal 2022, we paid a quarterly dividend of $0.12 per share to our shareholders. On June 1, 2022, we declared our fiscal 2022 third quarterly dividend of $0.12 per share, payable on July 8, 2022, to stockholders of record as of the close of business on June 13, 2022. During the first six months of fiscal 2022, we repurchased and settled an aggregate amount of $187 million in connection with our share repurchase program. As of April 30, 2022, we had a remaining authorization of $1.7 billion for future share repurchases.
We believe our existing balance of cash and cash equivalents, along with commercial paper and other short-term liquidity arrangements, are sufficient to satisfy our working capital needs, capital asset purchases, dividends, debt repayments, and other liquidity requirements associated with our existing operations. As of April 30, 2022 and October 31, 2021, our cash, cash equivalents and restricted cash were $3.5 billion and $4.3 billion, respectively. In December 2021, we terminated our prior senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with an aggregate lending commitment of $4.75 billion for a period of five years. As of April 30, 2022, no borrowings were outstanding under this credit facility.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the three months ended April 30,				For the six months ended April 30,
	2022		2021		2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$6,713	100.0%	$6,700	100.0%	$13,674	100.0%	$13,533	100.0%
Cost of sales	4,540	67.6	4,413	65.9	9,157	67.0	8,958	66.2
Gross profit	2,173	32.4	2,287	34.1	4,517	33.0	4,575	33.8
Research and development	517	7.7	503	7.5	1,021	7.5	971	7.2
Selling, general and administrative	1,249	18.6	1,199	17.9	2,450	17.9	2,358	17.4
Amortization of intangible assets	74	1.2	84	1.3	147	1.1	194	1.4
Transformation costs	98	1.4	209	3.1	209	1.5	520	3.9
Disaster charges	20	0.3	1	—	19	0.1	1	—
Acquisition, disposition and other related charges	8	0.1	13	0.2	16	0.1	31	0.2
Earnings from operations	207	3.1	278	4.1	655	4.8	500	3.7
Interest and other, net	—	—	(11)	(0.2)	(5)	—	(55)	(0.4)
Tax indemnification and related adjustments	—	—	—	—	(17)	(0.1)	(16)	(0.1)
Non-service net periodic benefit credit	36	0.5	17	0.3	72	0.4	34	0.2
Earnings from equity interests	33	0.5	4	0.1	64	0.5	30	0.2
Earnings before provision for taxes	276	4.1	288	4.3	769	5.6	493	3.6
Provision for taxes	(26)	(0.4)	(29)	(0.4)	(6)	—	(11)	—
Net earnings	$250	3.7%	$259	3.9%	$763	5.6%	$482	3.6%
Stock-based compensation expense is included within costs and expenses presented in the table above as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2022	2021	2022	2021
	In millions
Cost of sales	$14	$11	$29	$24
Research and development	38	31	82	68
Selling, general and administrative	62	56	131	116
Acquisition, disposition and other related charges	—	7	—	10
Total	$114	$105	$242	$218

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
On April 14, 2021 (the "Approval Date"), shareholders of the Company approved the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan (the "2021 Plan") that replaced the Company’s 2015 Stock Incentive Plan (the “2015 Plan”). The 2021 Plan provides for the grant of various types of awards including restricted stock awards, stock options and performance-based awards. These awards generally vest over 3 years from the grant date. The maximum number of shares as of the Approval Date that may be delivered to the participants under the 2021 Plan shall not exceed 7 million shares, plus 35.8 million shares that were available for grant under the 2015 Plan and any awards granted under the 2015 Plan prior to the Approval Date that were cash-settled, forfeited, terminated, or lapsed after the Approval Date. On April 5, 2022, shareholders of the Company approved an amendment to the 2021 Plan thereby increasing the overall number of shares available for issuance by 15 million shares. As of April 30, 2022, the Company had remaining authorization of 38.3 million shares under the 2021 Plan.
Three and six months ended April 30, 2022 compared with the three and six months ended April 30, 2021
Net revenue
For the three months ended April 30, 2022, total net revenue of $6.7 billion represented an increase of $13 million, or 0.2% (increased 1.5% on a constant currency basis). U.S. net revenue increased by $141 million, or 7.0% to $2.2 billion, and net revenue from outside of the U.S. decreased by $128 million, or 2.7%, to $4.5 billion.
For the six months ended April 30, 2022, total net revenue of $13.7 billion represented an increase of $141 million, or 1.0% (increased 1.7% on a constant currency basis). U.S. net revenue increased by $280 million, or 6.7% to $4.5 billion, and net revenue from outside of the U.S. decreased by $139 million, or 1.5%, to $9.2 billion.
From a segment perspective, for the three months ended April 30, 2022, net revenue increased 8%, 4%, and 0.4% in Intelligent Edge, HPC & AI, and Compute, respectively, and decreased 7%, 3%, and 2% in Corporate Investments and Other, Storage and Financial Services, respectively. For the six months ended April 30, 2022, net revenue increased 10%, 4%, and 1% in Intelligent Edge, HPC & AI, and Compute, respectively, and decreased 3%, 3%, and 2% in Corporate Investments and Other, Storage, and Financial Services, respectively.
The components of the weighted net revenue change by segment were as follows:

	For the three months ended April 30, 2022	For the six months ended April 30, 2022
	Percentage points
Compute	0.2	0.3
HPC & AI	0.4	0.4
Storage	(0.6)	(0.5)
Intelligent Edge	1.0	1.1
Financial Services	(0.2)	(0.3)
Corporate Investments	(0.4)	(0.1)
Total Segment	0.4	0.9
Elimination of Intersegment net revenue and Other	(0.2)	0.1
Total HPE	0.2	1.0
Please refer to the section "Segment Information" further below for a discussion of our results of operations for each reportable segment.
Gross profit
For the three and six months ended April 30, 2022, total gross profit margin of 32.4% and 33.0%, represents a decrease of 1.7 and 0.8 percentage points, respectively, compared to the respective prior year periods. The decrease in both periods was due to a combination of costs from expected credit losses due to the Russia/Ukraine conflict, increased costs with continued delayed customer acceptances in HPC & AI, and ongoing supply chain constraints. Moderating the gross profit decrease in both periods were pricing discipline and strong cost management in server products.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Operating expenses
Research and development ("R&D")
For the three and six months ended April 30, 2022, R&D expense increased by $14 million, or 3%, and by $50 million, or 5%, respectively, due primarily to higher employee compensation expense from additional headcount, which contributed 3.4 percentage points and 4.9 percentage points to the change, respectively, as each of our segments focused on developing an end-to-end cloud-native infrastructure foundation for our as-a-service or consumption service delivery models which are integrated into our overall HPE GreenLake platform.
Selling, general and administrative
For the three months ended April 30, 2022, selling, general and administrative expense increased by $50 million, or 4% due primarily to a combination of higher software expenditures, which contributed 1.3 percentage points to the change, higher travel and marketing expenses as the economy reopens and COVID-19 restrictions ease, which contributed 1.2 and 1.0 percentage points to the change, respectively, and higher employee compensation expense from increased headcount, which contributed 0.5 percentage points to the change.
For the six months ended April 30, 2022, selling, general and administrative expense increased by $92 million, or 4% due primarily to a combination of higher employee compensation expense driven by increased headcount which contributed 1.3 percentage points to the change, and higher software expenditures, travel and marketing, each of which contributed 1.0 percentage points to the change.
Amortization of intangible assets
For the three and six months ended April 30, 2022, amortization of intangible assets decreased by $10 million, or 12% and $47 million, or 24%, respectively, due to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods and write-offs of certain intangible assets in the prior-year periods. The decrease was moderated by an increase in amortization expense in the current periods resulting from recent acquisitions.
Transformation programs and costs
Our transformation programs consist of the cost optimization and prioritization plan (launched in 2020) and the HPE Next initiative (launched in 2017).
For the three and six months ended April 30, 2022, transformation costs decreased by $111 million, or 53% and $311 million, or 60%, respectively, due primarily to lower restructuring charges recorded in the current periods. For a further discussion, refer to Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Interest and other, net
For the three months ended April 30, 2022, interest and other, net expense decreased by $11 million due primarily to a combination of favorable currency fluctuations, lower interest expense from lower average borrowings, and higher gains from the sale of certain assets in the current period. The decrease was partially moderated by lower gains from equity investments in the current period.
For the six months ended April 30, 2022, interest and other, net expense decreased by $50 million due primarily to lower interest expense from lower average borrowings, higher gains from the sale of certain assets and higher gains from equity investments in the current period.
Tax indemnification and related adjustments
For the six months ended April 30, 2022 and 2021, we recorded tax indemnification expense of $17 million and $16 million, respectively, which included changes in certain pre-divestiture tax liabilities. For the six months ended April 30, 2021, the amount also included changes in tax liabilities for which we shared joint and several liability with HP Inc. and for which we were indemnified by HP Inc.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Non-service net periodic benefit credit
For the three and six months ended April 30, 2022, non-service net periodic benefit credit increased by $19 million and $38 million, respectively, due primarily to lower amortized actuarial losses, partially offset by higher interest cost due to higher discount rates in the current periods.
Earnings from equity interests
Earnings from equity interests primarily represents our 49% interest in H3C Technologies and the amortization of our interest in basis difference. For the three and six months ended April 30, 2022, earnings from equity interests increased by $29 million and $34 million, respectively, due primarily to lower amortization expense from basis difference and higher net income earned by H3C in the current periods.
Provision for taxes
For the three months ended April 30, 2022 and 2021, we recorded income tax provision of $26 million and $29 million, respectively, which reflect an effective tax rate of 9.4% and 10.1%, respectively. For the six months ended April 30, 2022 and 2021, we recorded income tax provision of $6 million and $11 million, respectively, which reflect an effective tax rate of 0.8% and 2.2%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.
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
There have been no significant changes during the six months ended April 30, 2022, to the items that we disclosed as our "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements are included in Note 1, "Overview and Summary of Significant Accounting Policies", to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Segment Results
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the three months ended April 30, 2022, as compared to the prior-year period:

	HPE Consolidated		Compute		HPC & AI		Storage		Intelligent Edge		Financial Services		Corporate Investments
	Dollars in millions
Net revenue(1)	$6,713		$2,985		$710		$1,098		$867		$823		$327
Year-over-year change %	0.2%		0.4%		3.8%		(3.3)%		8.0%		(1.9)%		(6.6)%
Earnings from operations(2)	$207		$415		$(40)		$138		$109		$104		$(24)
Earnings from operations as a % of net revenue	3.1%		13.9%		(5.6)%		12.6%		12.6%		12.6%		(7.3)%
Year-over-year change percentage points	(1.0)	pts	2.7	pts	(8.2)	pts	(4.2)	pts	(3.1)	pts	1.8	pts	(0.2)	pts
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the six months ended April 30, 2022, as compared to the prior-year period:

	HPE Consolidated		Compute		HPC & AI		Storage		Intelligent Edge		Financial Services		Corporate Investments
	Dollars in millions
Net revenue(1)	$13,674		$6,001		$1,500		$2,254		$1,768		$1,665		$652
Year-over-year change %	1.0%		0.7%		3.8%		(3.2)%		9.6%		(2.0)%		(2.8)%
Earnings from operations(2)	$655		$831		$(47)		$306		$266		$208		$(35)
Earnings from operations as a % of net revenue	4.8%		13.8%		(3.1)%		13.6%		15.0%		12.5%		(5.4)%
Year-over-year change percentage points	1.1	pts	2.5	pts	(7.3)	pts	(4.7)	pts	(2.4)	pts	2.2	pts	2.9	pts

(1)HPE consolidated net revenue excludes intersegment net revenue.
(2)Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of initial direct costs, amortization of intangible assets, transformation costs, disaster charges and acquisition, disposition and other related charges.
Compute

	For the three months ended April 30,			For the six months ended April 30,
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions			Dollars in millions
Net revenue	$2,985	$2,974	0.4%	$6,001	$5,958	0.7%
Earnings from operations	$415	$334	24.3%	$831	$675	23.1%
Earnings from operations as a % of net revenue	13.9%	11.2%		13.8%	11.3%
Three months ended April 30, 2022 compared with three months ended April 30, 2021
Compute net revenue increased by $11 million, or 0.4% (increased 1.2% on a constant currency basis), due primarily to higher average unit prices resulting from a combination of disciplined pricing actions and higher sales of server configurations with more complex component architectures in our next generation products. The net revenue increase was moderated by lower unit shipments and unfavorable currency fluctuations. The decline in unit shipments resulted from supply constraints due to the challenging supply chain environment. As a result, Compute exited the quarter with a significantly high level of order backlog.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
From a product perspective, Compute experienced revenue growth in the rack server category moderated by a revenue decline due to certain products approaching their end-of-life. Services net revenue declined primarily due to lower revenue from Russia and the impact of delayed hardware shipments on services contracts.
Compute earnings from operations as a percentage of net revenue increased 2.7 percentage points due to decreases in costs of products and services as a percentage of net revenue and operating expense as a percentage of net revenue. The decrease in costs of products and services as a percentage of net revenue was primarily due to pricing discipline and strong cost management. The decrease in operating expense as a percentage of net revenue was primarily due to lower variable compensation expense.
Six months ended April 30, 2022 compared with six months ended April 30, 2021
Compute net revenue increased by $43 million, or 0.7% (increased 0.8% on a constant currency basis), due primarily to higher average unit prices resulting from disciplined pricing actions and higher sales of server configurations with more complex component architectures in our next generation products. The net revenue increase was moderated by lower unit shipments resulting from supply constraints due to the challenging supply chain environment.
From a product perspective, Compute experienced revenue growth in the rack server category moderated by a revenue decline due to certain products approaching their end-of-life. Services net revenue declined primarily due to lower revenue from Russia and the impact of delayed hardware shipments on services contracts.
Compute earnings from operations as a percentage of net revenue increased 2.5 percentage points due to decreases in costs of products and services as a percentage of net revenue and operating expense as a percentage of net revenue. The decrease in costs of products and services as a percentage of net revenue was primarily due to pricing discipline and strong cost management and favorable currency fluctuations moderated by a lower mix of higher margin services. The decrease in operating expense as a percentage of net revenue was primarily due to lower variable compensation expense.
HPC & AI

	For the three months ended April 30,			For the six months ended April 30,
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions			Dollars in millions
Net revenue	$710	$684	3.8%	$1,500	$1,445	3.8%
Earnings from operations	$(40)	$18	(322.2)%	$(47)	$61	(177.0)%
Earnings from operations as a % of net revenue	(5.6)%	2.6%		(3.1)%	4.2%
Three months ended April 30, 2022 compared with three months ended April 30, 2021
HPC & AI net revenue increased by $26 million, or 3.8% (increased 4.7% on a constant currency basis) as a result of strong demand, led by higher revenue from HPE Cray driven by certain customer acceptances in the period. The increase was moderated by continued delayed customer acceptances and challenges with the HPE Apollo and Edge Compute product categories as a result of supply chain constraints and lower services revenue due primarily to an unfavorable portfolio mix of service offerings.
HPC & AI earnings from operations as a percentage of net revenue decreased 8.2 percentage points due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to continued delayed customer acceptances, supply chain constraints and related cost increases, lower revenue from higher-margin products and a lower mix of revenue from services. The increase in operating expenses as a percentage of net revenue was primarily due to higher investments in research and development to focus on high-performance computing and AI solutions, including integrating such solutions into our HPE GreenLake platform.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Six months ended April 30, 2022 compared with six months ended April 30, 2021
HPC & AI net revenue increased by $55 million, or 3.8% (increased 4.1% on a constant currency basis) as a result of strong demand with growth in HPC products led by the HPE Apollo and Edge Compute product categories and in Data Solutions. This increase was moderated by a decline in net revenue from HPE Cray products due to supply chain constraints and continued delayed customer acceptances, and a decline in services revenue due primarily to an unfavorable portfolio mix of service offerings.
HPC & AI earnings from operations as a percentage of net revenue decreased 7.3 percentage points due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to continued delayed customer acceptances, supply chain constraints and related cost increases, lower revenue from higher-margin products and a lower mix of revenue from services. The increase in operating expenses as a percentage of net revenue was primarily due to higher investments in research and development to focus on high-performance computing and AI solutions, including integrating such solutions into our HPE GreenLake edge-to-cloud platform.
Storage

	For the three months ended April 30,			For the six months ended April 30,
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions			Dollars in millions
Net revenue	$1,098	$1,136	(3.3)%	$2,254	$2,328	(3.2)%
Earnings from operations	$138	191	(27.7)%	$306	425	(28.0)%
Earnings from operations as a % of net revenue	12.6%	16.8%		13.6%	18.3%
Three months ended April 30, 2022 compared with three months ended April 30, 2021

Storage net revenue decreased by $38 million or 3.3% (decreased 2.5% on a constant currency basis) due primarily to supply chain constraints, particularly with our owned intellectual property products, which contain certain unique components and are hence subject to tighter supply constraints, and unfavorable currency fluctuations. Net revenue declined in Storage products moderated by an increase in Storage services. The decrease in Storage products was led by declines in HPE 3PAR, as we transition to next generation product platforms such as HPE Alletra, and in the traditional storage product portfolio, partially offset by higher revenue from the Hyperconverged and Big Data product portfolios. The increase in Storage services was led by Zerto as we continue our transition to more services, and software-rich offerings. As a result of strong demand and the challenging supply chain environment, Storage exited the quarter with a high order backlog.
Storage earnings from operations as a percentage of net revenue decreased 4.2 percentage points due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to supply chain constraints which unfavorably impacted our higher-margin product mix and higher logistic costs, partially offset by the sale of higher margin Zerto products. The increase in operating expenses as a percentage of net revenue was due primarily to higher investments in research and development focused on as-a-service offerings and higher field selling costs.
Six months ended April 30, 2022 compared with six months ended April 30, 2021
Storage net revenue decreased by $74 million or 3.2% (decreased 3.0% on a constant currency basis) due primarily to supply chain constraints, particularly with our owned intellectual property products, which contain certain unique components. Net revenue declined in Storage products moderated by an increase in Storage services. The decline in Storage products was led by declines in HPE 3PAR, as we transition to its next generation product platforms such as HPE Alletra, partially offset by an increase in Big Data products. The increase in Storage services was led by Zerto and HPE Nimble Storage Services as we continue our transition to more services, and software-rich offerings.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Storage earnings from operations as a percentage of net revenue decreased 4.7 percentage point due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to supply chain constraints which unfavorably impacted our higher-margin product mix and logistic costs, partially offset by the sale of higher margin Zerto products. The increase in operating expenses as a percentage of net revenue was due primarily to higher investments in research and development focused on as-a-service offerings.
Intelligent Edge

	For the three months ended April 30,			For the six months ended April 30,
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions			Dollars in millions
Net revenue	$867	$803	8.0%	$1,768	$1,613	9.6%
Earnings from operations	$109	$126	(13.5)%	$266	$280	(5.0)%
Earnings from operations as a % of net revenue	12.6%	15.7%		15.0%	17.4%
Three months ended April 30, 2022 compared with three months ended April 30, 2021
Intelligent Edge net revenue increased by $64 million, or 8.0% (increased 9.3% on a constant currency basis) as a robust demand environment, reflected in a historically high backlog, continues to be impacted by supply constraints resulting from a challenging supply chain environment. Net revenue increased in both Intelligent Edge products and services. The increase in product revenue was driven by the WLAN business and Silver Peak. The higher services revenue was led by attached support services and our as-a-service offerings.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 3.1 percentage points due primarily to an increase in cost of products and services as a percentage of net revenue, partially offset by a decrease in operating expenses as a percentage of net revenue. The increase in cost of product and services as a percentage of net revenue was primarily due to higher supply chain costs and higher costs associated with our Services business. Operating expenses as a percentage of net revenue decreased primarily due to lower variable compensation expense.
Six months ended April 30, 2022 compared with six months ended April 30, 2021
Intelligent Edge net revenue increased by $155 million, or 9.6% (increased 10.4% on a constant currency basis) as a robust demand environment, reflected in a historically high backlog, continues to be impacted by supply constraints resulting from a challenging supply chain environment. Net revenue increased in both Intelligent Edge products and services. The increase in product revenue was driven by the WLAN business. The higher services revenue was led by attached support services and our as-a-service offerings.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 2.4 percentage points due primarily to an increase in cost of products and services as a percentage of net revenue, partially offset by a decrease in operating expenses as a percentage of net revenue. The increase in cost of product and services as a percentage of net revenue was primarily due to higher supply chain costs and higher costs associated with our Services business. Operating expenses as a percentage of net revenue decreased primarily due to lower variable compensation expense.
Financial Services

	For the three months ended April 30,			For the six months ended April 30,
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions			Dollars in millions
Net revenue	$823	$839	(1.9)%	$1,665	$1,699	(2.0)%
Earnings from operations	$104	$91	14.3%	$208	$175	18.9%
Earnings from operations as a % of net revenue	12.6%	10.8%		12.5%	10.3%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Three months ended April 30, 2022 compared with three months ended April 30, 2021
Financial Services net revenue decreased by $16 million, or 1.9% (increased 0.2% on a constant currency basis) due primarily to unfavorable currency fluctuations, along with a decrease in rental revenue due primarily to lower average operating leases, partially offset by higher revenue from equipment remarketing sales.
Financial Services earnings from operations as a percentage of net revenue increased 1.8 percentage points due primarily to lower cost of services as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted primarily from a combination of lower depreciation expense, bad debt expense, and borrowing costs. The decrease in operating expenses as a percentage of net revenue was due primarily to lower compensation expense. The increase in the provision for expected credit losses related to the Russia/Ukraine conflict during the current quarter was excluded from segment operating results.
Six months ended April 30, 2022 compared with six months ended April 30, 2021
Financial Services net revenue decreased by $34 million, or 2.0% (decreased 0.2% on a constant currency basis) due primarily to unfavorable currency fluctuations, along with a decrease in rental revenue due to lower average operating leases, partially offset by higher asset management revenue from remarketing and pre-owned equipment sales.
Financial Services earnings from operations as a percentage of net revenue increased 2.2 percentage points due primarily to lower cost of services as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted primarily from a combination of lower depreciation expense, borrowing costs, and bad debt expense. The decrease in operating expenses as a percentage of net revenue was due primarily to lower compensation expense.
Financing Volume

	For the three months ended April 30,		For the six months ended April 30,
	2022	2021	2022	2021
	In millions
Financing volume	$1,473	$1,451	$2,861	$2,696
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased by 1.5% and 6.1% for the three and six months ended April 30, 2022, respectively, as compared to the prior-year periods, due primarily to higher financing of third-party product sales and services, partially offset by unfavorable currency fluctuations.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	April 30, 2022	October 31, 2021
	Dollars in millions
Financing receivables, gross	$8,666	$9,198
Net equipment under operating leases	3,917	4,001
Capitalized profit on intercompany equipment transactions(1)	252	275
Intercompany leases(1)	83	96
Gross portfolio assets	12,918	13,570
Allowance for credit losses(2)	227	228
Operating lease equipment reserve	44	39
Total reserves	271	267
Net portfolio assets	$12,647	$13,303
Reserve coverage	2.1%	2.0%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting Financial Services consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with Financial Services and its subsidiaries. Debt benefiting Financial Services totaled $11.6 billion and $11.9 billion at both April 30, 2022 and October 31, 2021, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. Financial Services equity at both April 30, 2022 and October 31, 2021 was $1.7 billion.
As of April 30, 2022 and October 31, 2021, Financial Services net cash and cash equivalents balances were approximately $879 million and $898 million, respectively.
Net portfolio assets as of April 30, 2022 decreased 4.9% from October 31, 2021. The decrease generally resulted from unfavorable currency fluctuations, along with portfolio runoff exceeding new financing volume during the period.
Financial Services bad debt expense includes charges to general reserves, specific reserves, and write-offs for sales-type, direct-financing, and operating leases. For the three and six months ended April 30, 2022, Financial Services recorded net bad debt expense of $22 million and $45 million, respectively. For the three and six months ended April 30, 2021, Financial Services recorded net bad debt expense of $31 million and $59 million, respectively.
As of April 30, 2022, Financial Services experienced a decrease in billed finance receivables compared to October 31, 2021, which included a limited impact to collections from customers as a result of the pandemic, and customers from Russia. We are currently unable to fully predict the extent to which the pandemic and the Russia/Ukraine conflict may adversely impact future collections of our receivables.
Corporate Investments and Other

	For the three months ended April 30,			For the six months ended April 30,
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions			Dollars in millions
Net revenue	$327	$350	(6.6)%	$652	$671	(2.8)%
Loss from operations	$(24)	$(25)	4.0%	$(35)	$(56)	37.5%
Loss from operations as a % of net revenue	(7.3)%	(7.1)%		(5.4)%	(8.3)%
Three months ended April 30, 2022 compared with three months ended April 30, 2021
Corporate Investments and Other net revenue decreased by $23 million, or 6.6% (decreased 2.0% on a constant currency basis) due primarily to unfavorable currency fluctuations, lower HPE Ezmeral revenue, and lower revenue from Russia in A & PS.
Corporate Investments and Other loss from operations as a percentage of net revenue increased 0.2 percentage points due to the scale of the net revenue decline.
Six months ended April 30, 2022 compared with six months ended April 30, 2021
Corporate Investments and Other net revenue decreased by $19 million, or 2.8% (increased 1.6% on a constant currency basis) due primarily to unfavorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased 2.9 percentage points due primarily to decreases in cost of services as a percentage of net revenue while operating expenses as a percentage of net revenue remained relatively unchanged. The decrease in cost of services as a percentage of net revenue was primarily due to improved service delivery efficiencies in A & PS.

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
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S. as of April 30, 2022. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
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
In connection with the share repurchase program previously authorized by our Board of Directors, during the first six months of fiscal 2022, we repurchased and settled an aggregate amount of $187 million. As of April 30, 2022, we had a remaining authorization of $1.7 billion for future share repurchases. For more information on our share repurchase program, refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds" in Item 2 of Part II.
On April 22, 2022, we entered into an amendment with Unisplendour Corporation (“UNIS”) and H3C Technologies Co. Limited (“H3C”) to the Shareholder Agreement previously entered into between the parties as of May 21, 2015. The amendment extends to October 31, 2022, the latest date upon which we may put to UNIS all or part of the H3C shares held by us, at a price of 15.0 times the last twelve months net income of H3C.
Liquidity
Our cash, cash equivalents, restricted cash, total debt and available borrowing resources were as follows:

	As of
	April 30, 2022	October 31, 2021
	In millions
Cash, cash equivalents and restricted cash	$3,548	$4,332
Total debt	$13,501	$13,448
Available borrowing resources
Commercial paper programs	$5,120	$5,045
Uncommitted lines of credit	$939	$972

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following tables represent the way in which management reviews cash flows:

	For the six months ended April 30,
	2022	2021
	In millions
Net cash provided by operating activities	$303	$1,785
Net cash used in investing activities	(827)	(1,231)
Net cash used in financing activities	(260)	(419)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(784)	$135
Operating Activities
For the six months ended April 30, 2022, net cash from operating activities decreased by $1.5 billion, as compared to the corresponding period in fiscal 2021. The decrease was primarily due to the impact of supply chain constraints on working capital, as compared to prior-year period.
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	April 30, 2022	October 31, 2021	Change	April 30, 2021	October 31, 2020	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	42	49	(7)	39	42	(3)	3
Days of supply in inventory ("DOS")	106	82	24	64	48	16	42
Days of purchases outstanding in accounts payable ("DPO")	(112)	(128)	16	(113)	(97)	(16)	1
Cash conversion cycle	36	3	33	(10)	(7)	(3)	46
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three month period in fiscal 2021, the increase in DSO in the current period was primarily due to lower customer participation in early payment programs and lower receivables factoring.
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
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three month period in fiscal 2021, DPO was relatively unchanged.
Investing Activities
For the six months ended April 30, 2022, net cash used in investing activities decreased by $0.4 billion, as compared to the corresponding period in fiscal 2021. The decrease was primarily due to lower cash utilized in net financial collateral activities of $0.6 billion and higher cash utilized for investment in property, plant and equipment, net of sales proceeds of $0.2 billion, as compared to the prior-year period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financing Activities
For the six months ended April 30, 2022, net cash used in financing activities decreased by $0.2 billion, as compared to the corresponding period in fiscal 2021. The decrease was primarily due to lower debt repayments of $0.4 billion and higher cash utilized for share repurchases and stock-based award activities of $0.2 billion, as compared to the prior-year period.
Free Cash Flow

	For the six months ended April 30,
	2022	2021
	In millions
Net cash provided by operating activities	$303	$1,785
Investment in property, plant and equipment	(1,349)	(1,048)
Proceeds from sale of property, plant and equipment	258	194
Total	$(788)	$931
Free cash flow is defined as cash flow from operations less investments in property, plant and equipment net of proceeds from the sale of property, plant and equipment. For the six months ended April 30, 2022, free cash flow decreased by $1.7 billion, as compared to the corresponding period in fiscal 2021. The decrease was due to lower cash generated from operations of $1.5 billion due to the impact of supply chain constraints on working capital and higher cash utilized for investments in property, plant and equipment, net of sales proceeds of $0.2 billion, as compared to the prior-year period.
For more information on the impact of operating assets and liabilities to our cash flows, see Note 6, "Balance Sheet Details", to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Capital Resources
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure. We maintain a revolving credit facility and two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. In December 2021, we terminated our prior senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with an aggregate commitment of $4.75 billion for a period of five years. There have been no changes to our commercial paper and shelf registration statement since October 31, 2021. For further information on our capital resources, see Note 11, "Borrowings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
In May 2022, we issued $747 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 3.68%, payable monthly from July 2022 with a stated final maturity date of March 2030.
In January 2022, we issued $1.0 billion of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.51%, payable monthly from March 2022 with a stated final maturity date of November 2029.
As of April 30, 2022 and October 31, 2021, no borrowings were outstanding under our revolving credit facility.
As of April 30, 2022 and October 31, 2021, no borrowings were outstanding under the Parent Programs, and $630 million and $705 million, respectively, were outstanding under our subsidiary’s program. During the first six months of fiscal 2022, we issued $473 million and repaid $485 million of commercial paper.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
CONTRACTUAL CASH AND OTHER OBLIGATIONS
Contractual Obligations
Other than the previously mentioned issuance of asset-backed debt securities, our contractual obligations have not changed materially since October 31, 2021. For further information see "Contractual Cash and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
Retirement Benefit Plan Funding
For the remainder of fiscal 2022, we anticipate making contributions of approximately $111 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.
Restructuring Plans
As of April 30, 2022, we expect to make future cash payments of approximately $0.6 billion in connection with our approved restructuring plans, which includes $0.2 billion expected to be paid through the remainder of fiscal 2022 and $0.4 billion expected to be paid thereafter. For more information on our restructuring activities, see Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Uncertain Tax Positions
As of April 30, 2022, we had approximately $340 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $32 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, "Taxes on Earnings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
GAAP to non-GAAP Reconciliations
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the three months ended April 30,				For the six months ended April 30,
	2022		2021		2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP Net revenue	$6,713	100%	$6,700	100%	$13,674	100%	$13,533	100%
GAAP Cost of sales	4,540	67.6%	4,413	65.9%	9,157	67.0%	8,958	66.2%
GAAP Gross profit	$2,173	32.4%	$2,287	34.1%	$4,517	33.0%	$4,575	33.8%
Non-GAAP adjustments
Amortization of initial direct costs	1	—%	2	—%	2	—%	4	—%
Stock-based compensation expense	14	0.2%	11	0.2%	29	0.2%	24	0.2%
Disaster charges(1)	105	1.6%	—	—%	105	0.8%	—	—%
Non-GAAP Gross Profit	$2,293	34.2%	$2,300	34.3%	$4,653	34.0%	$4,603	34.0%
Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the three months ended April 30,				For the six months ended April 30,
	2022		2021		2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP earnings from operations	$207	3.1%	$278	4.1%	655	4.8%	$500	3.7%
Non-GAAP adjustments:
Amortization of initial direct costs	1	—%	2	—%	2	—%	4	—%
Amortization of intangible assets	74	1.1%	84	1.3%	147	1.1%	194	1.4%
Transformation costs	98	1.4%	209	3.1%	209	1.5%	520	3.9%
Disaster charges(1)	125	1.9%	1	—%	124	0.9%	1	—%
Stock-based compensation expense	114	1.7%	98	1.5%	242	1.8%	208	1.6%
Acquisition, disposition and other related charges	8	0.1%	13	0.2%	16	0.1%	31	0.2%
Non-GAAP earnings from operations	$627	9.3%	$685	10.2%	$1,395	10.2%	$1,458	10.8%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	For the three months ended April 30,				For the six months ended April 30,
	2022		2021		2022		2021
	Dollars	Diluted net earnings per share	Dollars	Diluted net earnings per share	Dollars	Diluted net earnings per share	Dollars	Diluted net earnings per share
	Dollars in millions
GAAP net earnings	$250	$0.19	$259	$0.19	$763	$0.57	$482	$0.36
Non-GAAP adjustments:
Amortization of initial direct costs	1	—	2	—	2	—	4	—
Amortization of intangible assets	74	0.06	84	0.06	147	0.11	194	0.15
Transformation costs	98	0.07	209	0.15	209	0.16	520	0.40
Disaster charges(1)	125	0.09	1	—	124	0.09	1	—
Stock-based compensation expense	114	0.09	98	0.08	242	0.18	208	0.16
Acquisition, disposition and other related charges	8	0.01	13	0.01	16	0.01	31	0.02
Tax indemnification and related adjustments	—	—	—	—	17	0.01	16	0.01
Non-service net periodic benefit credit	(36)	(0.03)	(17)	(0.01)	(72)	(0.05)	(34)	(0.03)
Earnings from equity interests(2)	17	0.01	34	0.03	34	0.03	68	0.05
Adjustments for taxes	(68)	(0.05)	(71)	(0.05)	(202)	(0.15)	(199)	(0.14)
Non-GAAP net earnings	$583	$0.44	$612	$0.46	$1,280	$0.96	$1,291	$0.98

(1) In the second quarter of fiscal 2022, the Company recorded total pre-tax charges of $126 million primarily related to expected credit losses of financing and trade receivables, $99 million of which was included in Financing cost, $6 million in Cost of services and $21 million in Disaster charges in the Condensed Consolidated Statements of Earnings. Refer to Note 1, "Overview and Summary of Significant Accounting Policies", for further information. During the three and six months ended April 30, 2022, Disaster charges also included a recovery of $1 million and $2 million, respectively, related to COVID-19.
(2) Represents the amortization of basis difference adjustments related to the H3C divestiture.
Reconciliation of net cash provided by operating activities to free cash flow.

	For the three months ended April 30,		For the six months ended April 30,
	2022	2021	2022	2021
	In millions
Net cash provided by operating activities	$379	$822	$303	$1,785
Investment in property, plant and equipment	(725)	(535)	(1,349)	(1,048)
Proceeds from sale of property, plant and equipment	135	81	258	194
Free cash flow	$(211)	$368	$(788)	$931

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
Net revenue on a constant currency basis assumes no change in the foreign exchange rate from the prior-year period. Non-GAAP gross profit and non-GAAP gross profit margin are defined to exclude charges related to the amortization of initial direct costs, stock-based compensation expense and disaster charges. Non-GAAP earnings from operations and non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) consist of earnings from operations excluding any charges related to the amortization of initial direct costs, amortization of intangible assets, transformation costs, stock-based compensation expense, disaster charges and acquisition, disposition and other related charges. Non-GAAP net earnings and Non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges, as well as items such as tax indemnification and related adjustments, non-service net periodic benefit credit, earnings from equity interests, certain income tax valuation allowances and separation taxes, the impact of U.S. tax reform, structural rate adjustment and excess tax benefit from stock-based compensation. In addition, non-GAAP net earnings and non-GAAP diluted net earnings per share are adjusted by the amount of additional taxes or tax benefits associated with each non-GAAP item. We believe that excluding the items mentioned above from these non-GAAP financial measures allows management to better understand our consolidated financial performance in relation to the operating results of our segments. Management does not believe that the excluded items are reflective of ongoing operating results, and excluding them facilitates a more meaningful evaluation of our current operating performance in comparison to our peers. The excluded items can be inconsistent in amount and frequency and/or not reflective of the operational performance of the business.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Sales outside the United States constituted approximately 68% of our net revenue in fiscal 2021. Our future business and financial performance could suffer due to a variety of international factors, including:
•ongoing instability or changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts, including uncertainties and instability in economic and market conditions caused by the COVID-19 pandemic and the Russia/Ukraine conflict;
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
•local content and manufacturing requirements, which could impact our ability to sell into those markets;
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
The Russia/Ukraine conflict has impacted business and financial performance in that region. HPE is proceeding with an exit of our remaining business in Russia and Belarus.
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
Our revenue, gross margin and profit vary among our diverse products and services, customer groups and geographic markets and therefore will likely be different in future periods than our historical results. Our revenue depends on the overall demand for our products and services. Delays or reductions in IT spending by our customers or potential customers could have a material adverse effect on demand for our products and services, which could result in a significant decline in revenue. In addition, revenue declines in some of our businesses may affect revenue in our other businesses as we may lose cross-selling opportunities. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer and geographic mix reflected in that period’s net revenue.
The conflict between Russia and Ukraine and the trade sanctions imposed by the U.S., European Union (E.U.) and other countries in response have negatively impacted our operations and financial performance in both countries. There could be additional negative impacts to our net revenues, earnings and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, economic recessions in certain neighboring countries or globally, due to inflationary pressures and supply chain cost increases or the geographic proximity of the war relative to the rest of Europe.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased and Settled as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (February 2022)	886	$16.77	886	$1,752,552
Month 2 (March 2022)	1,305	$16.48	1,305	$1,731,030
Month 3 (April 2022)	1,335	$15.93	1,335	$1,709,766
Total	3,526	$16.35	3,526
In connection with the share repurchase program previously authorized by our Board of Directors, during the three months ended April 30, 2022, the Company repurchased and settled a total of 3.5 million shares under its share repurchase program through open market repurchases, which included 0.1 million shares that were unsettled open market repurchases as of January 31, 2022. Additionally, as of April 30, 2022, the Company had unsettled open market repurchases of 0.1 million shares. Shares repurchased during the three months ended April 30, 2022 were recorded as a $58 million reduction to stockholders' equity. As of April 30, 2022, the Company had a remaining authorization of $1.7 billion for future share repurchases.
Item 5. Other Information.
The following disclosure is being made under Section 13(r) of the Exchange Act:
On March 2, 2021, the U.S. Secretary of State designated the Russian Federal Security Service (“FSB”) as a party subject to the provisions of U.S. Executive Order No. 13382 issued in 2005 (“Executive Order 13382”). On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control updated General License 1B (“General License 1B”) which generally authorizes U.S. companies to engage in certain licensing, permitting, certification, notification and related transactions with the FSB as may be required for the importation, distribution or use of information technology products in the Russian Federation. Our local subsidiary may be required to engage with the FSB as a licensing authority and to file documents. There are no gross revenues or net profits directly associated with any such dealings by HPE with the FSB and all such dealings are explicitly authorized by General License 1B.
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
Item 6. Exhibits.
The Exhibit Index beginning on page 66 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc., and Nimble Storage, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

2.16	Employee Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation,	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.18	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Canopy Merger Sub, Inc., and Cray Inc.	8-K	001-37483	2.1	May 17, 2019
2.27	Agreement and Plan of Merger, dated as of July 11, 2020, by and among Hewlett Packard Enterprise Company, Santorini Merger Sub, Inc., Silver Peak Systems, Inc., and certain other parties thereto	8-K	001-37483	2.1	July 13, 2020
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022	8-K	001-37483	4.5	October 13, 2015

4.3	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.4	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.5	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.6	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.250% notes due 2023	8-K	001-37483	4.2	September 13, 2019
4.7	Fifteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.450% notes due 2023	8-K	001-37483	4.2	April 9, 2020
4.8	Seventeenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.450% notes due 2024	8-K	001-37483	4.2	July 17, 2020
4.9	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.10	Registration Rights Agreement, dated as of October 9, 2015, by and among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.11	Form of Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.12	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.16	December 10, 2020
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022
10.4	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.5	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.6	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.7	Form of Performance-Contingent Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.8	November 5, 2015

10.8	Form of Non-Employee Director Stock Options Grant Agreement*	8-K	001-37483	10.9	November 5, 2015
10.9	Form of Non-Employee Director Restricted Stock Units Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.10	Form of Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.14	March 10, 2016
10.11	Form of Performance-Adjusted Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.12	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.13	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-216481	4.3	March 6, 2017
10.14	Nimble Storage, Inc. 2008 Equity Incentive Plan, as amended*	S-8	333-217349	4.3	April 18, 2017
10.15	SimpliVity Corporation 2009 Stock Plan*	S-8	333-217438	4.3	April 24, 2017
10.16	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.17	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.18	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.19	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.20	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)	10-Q	001-37483	10.29	September 4, 2018
10.21	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September 4, 2018
10.22	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.23	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.24	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.25	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.26	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.27	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.28	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.3	October 29, 2020
10.29	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.30	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.31	2021 Stock Incentive Plan – Form of Performance-Adjusted Restricted Stock Units Grant Agreement*	10-K	001-37483	10.31	December 10, 2021
10.32	Retirement Agreement dated as of December 8, 2021 by and between Keerti Melkote and Hewlett Packard Enterprise Company*	10-K	001-37483	10.32	December 10, 2021

10.33	Five-Year Credit Agreement dated as of December 10, 2021 among Hewlett Packard Enterprise Company, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent	10-Q	001-37483	10.33	March 3, 2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: June 3, 2022