Form 10-Q
period 2022-07-31
Hewlett Packard Enterprise Co
filed 2022-09-01
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
______________________________________________________________________________
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1701 East Mossy Oaks Road,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip code)
(678)			259-9860
(Registrant's telephone number, including area code)
11445 Compaq Center West Drive,	Houston,	Texas	77070
(Former address)

______________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of August 26, 2022 was 1,286,700,896 shares, par value $0.01.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2022

Table of Content

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "intend", "will", "may", "could", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to the scope and duration of the novel coronavirus pandemic ("COVID-19") and the ongoing conflict between Russia and Ukraine, our actions in response thereto, and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any projections of revenue, margins, expenses, investments, effective tax rates, interest rates, the impact of tax law changes (including those in the Inflation Reduction Act of 2022) and related guidance and regulations, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections of the amount, execution, timing, and results of any transformation or impact of cost savings, restructuring plans, including estimates and assumptions related to the anticipated benefits, cost savings, or charges of implementing such transformation and restructuring plans; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution of corporate transactions or contemplated acquisitions, research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding pending investigations, claims, or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to supply chain constraints, the inflationary environment, and the ongoing conflict between Russia and Ukraine; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including pandemics and public health problems, such as the outbreak of COVID-19, and geopolitical events, such as the ongoing conflict between Russia and Ukraine); the development of and transition to new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from events such as the COVID-19 pandemic; the hiring and retention of key employees; the execution, integration, and other risks associated with business combination and investment transactions; the impact of changes to environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims, and disputes; the impacts of the Inflation Reduction Act of 2022 and related guidance or regulations; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2021 and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	For the three months ended July 31,		For the nine months ended July 31,
	2022	2021	2022	2021
	In millions, except per share amounts
Net revenue:
Products	$4,314	$4,230	$12,597	$12,365
Services	2,516	2,542	7,663	7,694
Financing income	121	125	365	371
Total net revenue	6,951	6,897	20,625	20,430
Costs and expenses:
Cost of products	2,966	2,908	8,816	8,567
Cost of services	1,535	1,556	4,648	4,742
Financing cost	54	51	248	164
Research and development	509	506	1,530	1,477
Selling, general and administrative	1,229	1,291	3,679	3,649
Amortization of intangible assets	73	82	220	276
Transformation costs	80	213	289	733
Disaster charges	30	5	49	6
Acquisition, disposition and other related charges	9	3	25	34
Total costs and expenses	6,485	6,615	19,504	19,648
Earnings from operations	466	282	1,121	782
Interest and other, net	(74)	(50)	(79)	(105)
Tax indemnification and related adjustments	(30)	76	(47)	60
Non-service net periodic benefit credit	34	19	106	53
Earnings from equity interests	68	79	132	109
Earnings before provision for taxes	464	406	1,233	899
Provision for taxes	(55)	(14)	(61)	(25)
Net earnings	$409	$392	$1,172	$874
Net earnings per share:
Basic	$0.31	$0.30	$0.90	$0.67
Diluted	$0.31	$0.29	$0.88	$0.66
Weighted-average shares used to compute net earnings per share:
Basic	1,305	1,314	1,306	1,308
Diluted	1,323	1,338	1,326	1,328

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended July 31,		For the nine months ended July 31,
	2022	2021	2022	2021
	In millions
Net earnings	$409	$392	$1,172	$874
Other comprehensive (loss) income before taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized (losses) gains arising during the period	(3)	1	(11)	(1)
	(3)	1	(11)	(1)
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized gains (losses) arising during the period	163	101	723	(183)
Net (gains) losses reclassified into earnings	(215)	(36)	(680)	262
	(52)	65	43	79
Change in unrealized components of defined benefit plans:
Net unrealized gains arising during the period	—	6	6	29
Amortization of net actuarial loss and prior service benefit	39	70	120	212
Settlements and other	—	—	2	2
	39	76	128	243
Change in cumulative translation adjustment	(45)	2	(81)	20
Other comprehensive (loss) income before taxes	(61)	144	79	341
Benefit (provision) for taxes	8	(13)	(26)	(33)
Other comprehensive (loss) income, net of taxes	(53)	131	53	308
Comprehensive income	$356	$523	$1,225	$1,182

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	July 31, 2022	October 31, 2021
	(Unaudited)	(Audited)
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,762	$3,996
Accounts receivable, net of allowances	3,367	3,979
Financing receivables, net of allowances	3,607	3,932
Inventory	5,554	4,511
Other current assets	3,231	2,460
Total current assets	19,521	18,878
Property, plant and equipment	5,626	5,613
Long-term financing receivables and other assets	11,147	11,670
Investments in equity interests	2,267	2,210
Goodwill	18,308	18,306
Intangible assets	806	1,022
Total assets	$57,675	$57,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$4,743	$3,552
Accounts payable	6,861	7,004
Employee compensation and benefits	1,240	1,778
Taxes on earnings	142	169
Deferred revenue	3,479	3,408
Accrued restructuring	160	290
Other accrued liabilities	4,674	4,486
Total current liabilities	21,299	20,687
Long-term debt	9,137	9,896
Other non-current liabilities	6,575	7,099
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Common stock, $0.01 par value (9,600 shares authorized; 1,288 and 1,295 shares issued and outstanding at July 31, 2022 and October 31, 2021, respectively)	13	13
Additional paid-in capital	28,351	28,470
Accumulated deficit	(4,891)	(5,597)
Accumulated other comprehensive loss	(2,862)	(2,915)
Total HPE stockholders' equity	20,611	19,971
Non-controlling interests	53	46
Total stockholders' equity	20,664	20,017
Total liabilities and stockholders' equity	$57,675	$57,699

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended July 31,
	2022	2021
	In millions
Cash flows from operating activities:
Net earnings	$1,172	$874
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,862	1,956
Stock-based compensation expense	306	304
Provision for inventory and doubtful accounts	237	149
Restructuring charges	102	492
Deferred taxes on earnings	(61)	(156)
Earnings from equity interests	(132)	(109)
Dividends received from equity investees	38	38
Other, net	(6)	117
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	557	61
Financing receivables	573	26
Inventory	(1,100)	(1,352)
Accounts payable	(171)	1,150
Taxes on earnings	39	(6)
Restructuring	(267)	(426)
Other assets and liabilities	(1,592)	(203)
Net cash provided by operating activities	1,557	2,915
Cash flows from investing activities:
Investment in property, plant and equipment	(2,122)	(1,732)
Proceeds from sale of property, plant and equipment	364	274
Purchases of investments	(54)	(44)
Proceeds from maturities and sales of investments	254	11
Financial collateral posted	(40)	(873)
Financial collateral received	374	780
Payments made in connection with business acquisitions, net of cash acquired	—	(133)
Net cash used in investing activities	(1,224)	(1,717)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	114	(30)
Proceeds from debt, net of issuance costs	2,508	2,698
Payment of debt	(1,941)	(2,341)
Payments related to stock-based award activities, net	(46)	(18)
Repurchase of common stock	(384)	—
Cash dividends paid to non-controlling interests	—	(8)
Cash dividends paid to shareholders	(467)	(468)
Net cash used in financing activities	(216)	(167)
Increase in cash, cash equivalents and restricted cash	117	1,031
Cash, cash equivalents and restricted cash at beginning of period	4,332	4,621
Cash, cash equivalents and restricted cash at end of period	$4,449	$5,652
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
For the three months ended July 31, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at April 30, 2022	1,298,924	$13	$28,473	$(5,145)	$(2,809)	$20,532	$50	$20,582
Net earnings				409		409	3	412
Other comprehensive loss					(53)	(53)		(53)
Comprehensive income						356	3	359
Stock-based compensation expense			64			64		64
Tax withholding related to vesting of employee stock plans			(10)			(10)		(10)
Issuance of common stock in connection with employee stock plans and other	3,370		23	1		24		24
Repurchases of common stock	(14,075)		(199)			(199)		(199)
Cash dividends declared ($0.12 per share)				(156)		(156)		(156)
Balance at July 31, 2022	1,288,219	$13	$28,351	$(4,891)	$(2,862)	$20,611	$53	$20,664

) Represents the impact of the adoption of the accounting standard on the s on financial instruments.

	Common Stock
For the nine months ended July 31, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2021	1,294,634	$13	$28,470	$(5,597)	$(2,915)	$19,971	$46	$20,017
Net earnings				1,172		1,172	7	1,179
Other comprehensive income					53	53		53
Comprehensive income						1,225	7	1,232
Stock-based compensation expense			306			306		306
Tax withholding related to vesting of employee stock plans			(100)			(100)		(100)
Issuance of common stock in connection with employee stock plans and other	19,014		52	1		53		53
Repurchases of common stock	(25,429)		(377)			(377)		(377)
Cash dividends declared ($0.36 per share)				(467)		(467)		(467)
Balance at July 31, 2022	1,288,219	$13	$28,351	$(4,891)	$(2,862)	$20,611	$53	$20,664

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
For the three months ended July 31, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at April 30, 2021	1,304,138	$13	$28,538	$(8,229)	$(3,762)	$16,560	$51	$16,611
Net earnings				392		392	2	394
Other comprehensive income					131	131		131
Comprehensive income						523	2	525
Stock-based compensation expense			86			86		86
Tax withholding related to vesting of employee stock plans			(11)			(11)		(11)
Issuance of common stock in connection with employee stock plans and other	2,925		19			19		19
Cash dividends declared ($0.12 per share)				(157)		(157)		(157)
Balance at July 31, 2021	1,307,063	$13	$28,632	$(7,994)	$(3,631)	$17,020	$53	$17,073

	Common Stock
For the nine months ended July 31, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2020	1,287,010	$13	$28,350	$(8,375)	$(3,939)	$16,049	$47	$16,096
Net earnings				874		874	6	880
Other comprehensive income					308	308		308
Comprehensive income						1,182	6	1,188
Stock-based compensation expense			304			304		304
Tax withholding related to vesting of employee stock plans			(72)			(72)		(72)
Issuance of common stock in connection with employee stock plans and other	20,053		50			50		50
Cash dividends declared ($0.36 per share)				(468)		(468)		(468)
Effects of adoption of ASC 326, Current expected credit losses				(25)		(25)		(25)
Balance at July 31, 2021	1,307,063	$13	$28,632	$(7,994)	$(3,631)	$17,020	$53	$17,073

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
Basis of Presentation and Consolidation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The Company’s unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated businesses of the Company have been eliminated. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of July 31, 2022 and October 31, 2021, its results of operations for the three and nine months ended July 31, 2022 and 2021, its cash flows for the nine months ended July 31, 2022 and 2021, and its statements of stockholders' equity for the three and nine months ended July 31, 2022 and 2021.
The results of operations for the three and nine months ended July 31, 2022 and the cash flows for the nine months ended July 31, 2022 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on December 10, 2021.
Significant Accounting Policies
As of November 1, 2021, the Company increased its expected useful life of new servers and storage equipment assets from four years to five years. Concurrently, the Company completed an assessment of its existing server and storage equipment assets and extended the remaining useful lives of such assets by one year. The effects of this change in estimate reduced depreciation expense and increased net income and basic and diluted earnings per share by immaterial amounts for the nine months ended July 31, 2022, and is expected to have an immaterial impact on net income and basic and diluted earnings per share for fiscal 2022.
There have been no other changes to the Company's significant accounting policies described in Part II, Item 8, Note 1, "Overview and Summary of Significant Accounting Policies", of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
Subsequent Event
On August 15, 2022, the Company redeemed $1.35 billion of 4.40% Senior Notes with an original maturity date of October 15, 2022, utilizing the par call option on the debt, with no redemption penalties.
Russia/Ukraine Conflict
The conflict between Russia and Ukraine and the related sanctions imposed by the U.S., European Union (E.U.) and other countries in response have negatively impacted the Company's operations in both countries and increased economic and political uncertainty across the world. In response to the sanctions imposed, in February 2022, the Company suspended all new sales and shipments to Russia and Belarus and implemented compliance measures to address the continuously changing regulatory landscape. Based on a further assessment of business risks and needs, in June 2022, the Company determined that it is no longer tenable to maintain its operations in Russia and Belarus and is proceeding with an orderly, managed exit of its remaining business in these countries.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
During the three months ended July 31, 2022, the Company recorded total pre-tax charges of $36 million primarily related to employee severance and abandoned assets, $6 million of which was included in Cost of services and $30 million in Disaster charges in the Condensed Consolidated Statement of Earnings. The Company recorded $16 million of net income tax charges, primarily as a result of recording a valuation allowance on deferred taxes, in the Provision for taxes in the Condensed Consolidated Statement of Earnings in connection with these charges. During the nine months ended July 31, 2022, the Company recorded total pre-tax charges of $162 million primarily related to expected credit losses of financing and trade receivables, employee severance and abandoned assets, $99 million of which was included in Financing cost, $12 million in Cost of services and $51 million in Disaster charges in the Condensed Consolidated Statements of Earnings. The Company recorded $9 million of net income tax benefit in the Provision for taxes in the Condensed Consolidated Statement of Earnings related to these charges.
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
High Performance Computing & Artificial Intelligence offers standard and custom hardware and software solutions designed to address customer workloads to power innovation. The HPC hardware solutions are segmented into several categories: HPC, Data Solutions, and Edge Compute. The HPC portfolio of products includes the HPE Apollo and HPE Cray products that are often sold as supercomputing systems, including exascale supercomputers. The Data Solutions portfolio (formerly named Mission Critical Solutions) includes the HPE Superdome Flex, HPE NonStop, and HPE Integrity product

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
lines. Edge compute primarily offers HPE Edgeline products. HPC & AI offerings also include operational and support services and solutions delivered as-a-service through the HPE GreenLake edge-to-cloud platform.
Storage provides workload optimized storage product and service offerings, which include an intelligent hyperconverged infrastructure ("HCI") with HPE Nimble Storage Disaggregated HCI and HPE SimpliVity; primary storage with HPE Alletra, HPE Primera, HPE Nimble Storage, and HPE 3PAR Storage for mission-critical and general-purpose workloads; data protection services and software with HPE Backup and Recovery Service, including Zerto. The portfolio also includes HPE Recovery Manager Central, HPE StoreOnce, HPE Cloud Volumes Backup and Big Data solutions running on Apollo servers. Storage also provides solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE Modular Storage Arrays ("MSA") and HPE XP. Storage offerings also include operational and support services, software subscription services, and solutions delivered as-a-service through the HPE GreenLake edge-to-cloud platform.
Intelligent Edge offers wired and wireless local area network ("LAN"), campus and data center switching, software-defined wide-area-network, network security, and associated services to enable secure connectivity for businesses of any size. HPE Aruba product portfolio includes products such as Wi-Fi access points, switches and gateways. HPE Aruba software and services portfolio includes cloud-based management, network management, network access control, analytics and assurance, location services software, and professional and support services, as well as as-a-service and consumption models through the HPE GreenLake edge-to-cloud platform for the Intelligent Edge portfolio of products. Intelligence Edge offerings are consolidated in the Edge Service Platform ("Aruba ESP") which provides customers a unified framework to meet their connectivity and security requirements across campus, branch, data center, and remote worker environments.
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
Segment Policy
Hewlett Packard Enterprise does not allocate certain operating expenses to its segments, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation expense, amortization of initial direct costs, amortization of intangible assets, transformation costs, disaster charges, and acquisition, disposition and other related charges.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Segment Operating Results
Segment net revenue and operating results were as follows:

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Three months ended July 31, 2022
Net revenue	$2,955	$806	$1,137	$940	$813	$300	$6,951
Intersegment net revenue	49	24	15	1	4	—	93
Total segment net revenue	$3,004	$830	$1,152	$941	$817	$300	$7,044
Segment earnings (loss) from operations	$400	$28	$169	$155	$96	$(31)	$817
Three months ended July 31, 2021
Net revenue(1)	$3,031	$670	$1,153	$869	$842	$332	$6,897
Intersegment net revenue	71	70	22	2	2	—	167
Total segment net revenue	$3,102	$740	$1,175	$871	$844	$332	$7,064
Segment earnings (loss) from operations(1)	$346	$28	$177	$140	$94	$(28)	$757
Nine months ended July 31, 2022
Net revenue	$8,864	$2,269	$3,363	$2,704	$2,474	$951	$20,625
Intersegment net revenue	141	61	43	5	8	1	259
Total segment net revenue	$9,005	$2,330	$3,406	$2,709	$2,482	$952	$20,884
Segment earnings (loss) from operations	$1,231	$(19)	$475	$421	$304	$(66)	$2,346
Nine months ended July 31, 2021
Net revenue(1)	$8,883	$2,078	$3,453	$2,477	$2,536	$1,003	$20,430
Intersegment net revenue	177	107	50	7	7	—	348
Total segment net revenue	$9,060	$2,185	$3,503	$2,484	$2,543	$1,003	$20,778
Segment earnings (loss) from operations(1)	$1,021	$89	$602	$420	$269	$(84)	$2,317

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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliation of segment operating results to Condensed Consolidated Financial statements was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2022	2021	2022	2021
	In millions
Net Revenue:
Total segments	$7,044	$7,064	$20,884	$20,778
Eliminations of intersegment net revenue	(93)	(167)	(259)	(348)
Total consolidated net revenue	$6,951	$6,897	$20,625	$20,430
Earnings before taxes:
Total segment earnings from operations	$817	$757	$2,346	$2,317
Unallocated corporate costs and eliminations	(88)	(84)	(222)	(186)
Stock-based compensation expense	(64)	(86)	(306)	(294)
Amortization of initial direct costs	(1)	(2)	(3)	(6)
Amortization of intangible assets	(73)	(82)	(220)	(276)
Transformation costs	(80)	(213)	(289)	(733)
Disaster charges(1)	(36)	(5)	(160)	(6)
Acquisition, disposition and other related charges	(9)	(3)	(25)	(34)
Interest and other, net	(74)	(50)	(79)	(105)
Tax indemnification and related adjustments	(30)	76	(47)	60
Non-service net periodic benefit credit	34	19	106	53
Earnings from equity interests	68	79	132	109
Total earnings before provision for taxes	$464	$406	$1,233	$899

(1) During the three and nine months ended July 31, 2022, the Company recorded total pre-tax charges of $36 million and $162 million, respectively, primarily related to the Company's exit from its Russia and Belarus businesses. During the nine months ended July 31, 2022, Disaster charges also included a recovery of $2 million, related to COVID-19. Refer to Note 1, "Overview and Summary of Significant Accounting Policies", for further information. Disaster charges were excluded from segment operating results.
Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to total assets as per Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2022	October 31, 2021
	In millions
Compute	$16,699	$16,000
HPC & AI	6,633	6,667
Storage	7,320	7,325
Intelligent Edge	4,462	4,355
Financial Services	14,739	14,951
Corporate Investments and Other	1,217	1,210
Corporate and unallocated assets	6,605	7,191
Total assets	$57,675	$57,699

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Geographic Information
Net revenue by geographic region was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2022	2021	2022	2021
	In millions
Americas:
United States	$2,261	$2,237	$6,737	$6,433
Americas excluding U.S.	481	461	1,409	1,357
Total Americas	2,742	2,698	8,146	7,790
Europe, Middle East and Africa	2,512	2,510	7,550	7,684
Asia Pacific and Japan	1,697	1,689	4,929	4,956
Total consolidated net revenue	$6,951	$6,897	20,625	$20,430
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
Cost Optimization and Prioritization Plan
The components of the expense relating to the cost optimization and prioritization plan were as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2022	2021	2022	2021
	In millions
Program management	$9	$17	$18	$72
IT costs	1	6	19	9
Restructuring charges	33	124	94	471
Total	$43	$147	$131	$552

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
During the three and nine months ended July 31, 2022, $43 million and $131 million, respectively, were recorded within Transformation costs and no Non-service net periodic benefit credit related to Cost Optimization and Prioritization Plan was recorded in the Condensed Consolidated Statements of Earnings. During the three and nine months ended July 31, 2021, $146 million and $549 million, respectively, were recorded within Transformation costs, and $1 million and $3 million, respectively, were recorded within Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings.
HPE Next
The components of transformation costs relating to HPE Next were as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2022	2021	2022	2021
	In millions
Program management	$1	$5	$6	$10
IT costs	31	54	130	126
Restructuring charges	2	2	8	21
Gain on real estate sales	—	—	(8)	(3)
Impairment of real estate assets	—	—	11	4
Other	3	6	11	26
Total	$37	$67	$158	$184
Restructuring Plan
Restructuring activities related to the Company's employees and infrastructure under the cost optimization and prioritization plan and HPE Next plan are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2021	$228	$189	$44	$33
Charges	52	42	—	8
Cash payments	(123)	(97)	(26)	(18)
Non-cash items	(18)	(10)	(2)	—
Liability as of July 31, 2022	$139	$124	$16	$23
Total costs incurred to date, as of July 31, 2022	$559	$462	$1,261	$255
Total expected costs to be incurred as of July 31, 2022	$700	$600	$1,261	$255
As of July 31, 2022, restructuring actions related to employee severance, infrastructure and other under the HPE Next plan are substantially complete. The current restructuring liability related to the transformation programs, reported in Condensed Consolidated Balance Sheets as of July 31, 2022 and October 31, 2021, was $158 million and $287 million, respectively, in accrued restructuring, and $25 million and $27 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of July 31, 2022 and October 31, 2021, was $119 million and $180 million, respectively.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4: Retirement Benefit Plans
The Company's net pension benefit (credit) cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2022	2021	2022	2021
	In millions
Service cost	$19	$24	$60	$73
Interest cost(1)	38	30	118	89
Expected return on plan assets(1)	(110)	(121)	(346)	(360)
Amortization and deferrals(1):
Actuarial loss	41	74	128	223
Prior service benefit	(3)	(3)	(8)	(10)
Net periodic benefit (credit) cost	(15)	4	(48)	15
Settlement loss and special termination benefits(1)	—	1	2	4
Total net benefit (credit) cost	$(15)	$5	$(46)	$19

(1)These non-service components of net periodic benefit cost were included in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
For the three months ended July 31, 2022 and 2021, the Company recorded income tax expense of $55 million and $14 million, respectively, which reflects an effective tax rate of 11.9% and 3.4%, respectively. For the nine months ended July 31, 2022 and 2021, the Company recorded income tax expense of $61 million and $25 million, respectively, which reflects an effective tax rate of 5.0% and 2.8%, respectively. The effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.
For the three and nine months ended July 31, 2022, the Company recorded $71 million and $192 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended July 31, 2022, this amount primarily included $30 million of income tax benefits related to tax liabilities for which the Company shared joint and several liability with HP Inc. and for which the Company was indemnified by HP Inc., $18 million of income tax benefits related to transformation costs, acquisition, disposition and other related charges, $12 million of income tax benefits as a result of the fiscal 2021 U.S. tax return filing primarily from the decrease in Global Intangible Low Taxed Income ("GILTI"), and $6 million of net income tax benefits related to the settlement of foreign tax audit matters, partially offset by $16 million of net income tax charges related to the Company's exit from its Russia business, primarily as a result of recording a valuation allowance on deferred taxes. For the nine months ended July 31, 2022, this amount primarily included $64 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, $43 million of net income tax benefits related to the settlement of U.S. tax audit matters, $30 million of income tax benefits related to tax liabilities for which the Company shared joint and several liability with HP Inc. and for which the Company was indemnified by HP Inc., $12 million of net income tax benefits related to the settlement of foreign tax audit matters, $12 million of income tax benefits as a result of the fiscal 2021 U.S. tax return filing primarily from the decrease in GILTI, and $9 million of net income tax benefits on pre-tax charges incurred related to the Russia/Ukraine conflict.
For the three and nine months ended July 31, 2021, the Company recorded $99 million and $222 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended July 31, 2021, this amount primarily included $88 million of deferred income tax benefits related to tax law changes and $31 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, partially offset by income tax charges related to the recovery of social contribution taxes in Brazil of $28 million. For the nine months ended July 31, 2021, this amount primarily included $138 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, $88 million of deferred income tax benefits related to tax law changes, and $30 million of income tax benefits related to the change in tax liabilities, primarily those for which the Company shared joint and several liability with HP

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Inc. and for which the Company was indemnified by HP Inc., partially offset by income tax charges related to the recovery of social contribution taxes in Brazil of $28 million.
Uncertain Tax Positions
As of July 31, 2022 and October 31, 2021, the amount of unrecognized tax benefits was $600 million and $2.1 billion, respectively, of which up to $350 million and $688 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods. During the first quarter of the current year, the Company effectively settled with the U.S. Internal Revenue Service ("IRS") for fiscal 2016, primarily contributing to the reduction in the Company's unrecognized tax benefits of $1.5 billion, which was predominantly related to the timing of intercompany royalty revenue recognition which does not affect the Company’s effective tax rate.
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in Provision for taxes in the Condensed Consolidated Statements of Earnings. The Company recognized interest income of $4 million and interest expense of $5 million for the three months ended July 31, 2022 and 2021, respectively, and interest income of $41 million and interest expense of $17 million for the nine months ended July 31, 2022 and 2021, respectively. The increase in interest income in the current year resulted from the release of reserves as a result of the effective settlement of the IRS audit for fiscal 2016 during the first fiscal quarter. As of July 31, 2022 and October 31, 2021, the Company had accrued $95 million and $136 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. The Company does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign, and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions, and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $17 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2022	October 31, 2021
	In millions
Deferred tax assets	$1,990	$2,023
Deferred tax liabilities	(472)	(494)
Deferred tax assets net of deferred tax liabilities	$1,518	$1,529
Note 6: Balance Sheet Details
Balance sheet details were as follows:
Cash, cash equivalents and restricted cash

	As of
	July 31, 2022	October 31, 2021
	In millions
Cash and cash equivalents	$3,762	$3,996
Restricted cash(1)	687	336
Total	$4,449	$4,332

(1) The Company includes restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Inventory

	As of
	July 31, 2022	October 31, 2021
	In millions
Finished goods	$1,950	$1,593
Purchased parts and fabricated assemblies	3,604	2,918
Total	$5,554	$4,511
Property, Plant and Equipment

	As of
	July 31, 2022	October 31, 2021
	In millions
Land	$74	$76
Buildings and leasehold improvements	1,515	1,751
Machinery and equipment, including equipment held for lease	9,707	9,735
	11,296	11,562
Accumulated depreciation	(5,670)	(5,949)
Total	$5,626	$5,613
Warranties
The Company's aggregate product warranty liability and changes thereto were as follows:

For the nine months ended July 31, 2022
In millions
Balance at beginning of period	$327
Charges	129
Adjustments related to pre-existing warranties	(1)
Settlements made	(152)
Balance at end of period	$303
Contract balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	July 31, 2022	October 31, 2021
	In millions
Accounts receivable	$3,157	$3,796
Unbilled receivables	238	206
Allowances	(28)	(23)
Total	$3,367	$3,979

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The allowances for credit losses related to accounts receivable and changes during the nine months ended July 31, 2022 and the year ended October 31, 2021 were as follows:

	As of
	July 31, 2022	October 31, 2021
	In millions
Balance at beginning of period	$23	$46
Provision for credit losses	23	11
Write off's, net of recoveries	(18)	(34)
Balance at end of period	$28	$23
Sale of Trade Receivables
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. During the three months ended July 31, 2022 and the fiscal year ended October 31, 2021, the Company sold $1 billion and $4.2 billion of trade receivables, respectively. The Company recorded an obligation of $123 million and $65 million within Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of July 31, 2022 and October 31, 2021 respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities
Contract liabilities consist of deferred revenue. The aggregate balance of current and non-current deferred revenue was $6.4 billion as of July 31, 2022 and October 31, 2021. During the nine months ended July 31, 2022, approximately $2.6 billion of the deferred revenue as of October 31, 2021 was recognized as revenue.
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
Remaining performance obligations consist of deferred revenue. As of July 31, 2022, the aggregate amount of remaining performance obligations was $6.4 billion. The Company expects to recognize approximately 21% of this amount as revenue over the remainder of the fiscal year.
Costs to Obtain a Contract
As of July 31, 2022, the current and non-current portions of the capitalized costs to obtain a contract were $72 million and $115 million, respectively. As of October 31, 2021, the current and non-current portions of the capitalized costs to obtain a contract were $64 million and $95 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheet. For the three and nine months ended July 31, 2022, the Company amortized $21 million and $62 million respectively, of capitalized costs to obtain a contract. For the three and nine months ended July 31, 2021 the Company amortized $16 million and $48 million respectively, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Earnings.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of
	July 31, 2022	October 31, 2021
	In millions
Minimum lease payments receivable	$8,861	$9,526
Unguaranteed residual value	381	390
Unearned income	(691)	(718)
Financing receivables, gross	8,551	9,198
Allowance for credit losses	(335)	(228)
Financing receivables, net	8,216	8,970
Less: current portion	(3,607)	(3,932)
Amounts due after one year, net	$4,609	$5,038
As of July 31, 2022 and October 31, 2021, scheduled maturities of the Company's minimum lease payments receivable were as follows:

	As of
	July 31, 2022	October 31, 2021
Fiscal year	In millions
Remainder of fiscal 2022	$1,498	$4,338
2023	3,141	2,557
2024	2,149	1,567
2025	1,236	747
2026	587	233
Thereafter	250	84
Total undiscounted cash flows	$8,861	$9,526
Present value of lease payments (recognized as finance receivables)	$8,170	$8,808
Unearned income	$691	$718
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the nine months ended July 31, 2022 and the fiscal year ended October 31, 2021, the Company sold $31 million and $142 million of financing receivables, respectively.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The credit risk profile of gross financing receivables, based on internal risk ratings as of July 31, 2022, presented on amortized cost basis by year of origination was as follows:

	As of July 31, 2022
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2022	$1,488	$922	$30
2021	1,592	1,227	47
2020	937	688	73
2019	449	439	71
2018 and prior	174	302	112
Total	$4,640	$3,578	$333
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
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of July 31, 2022 and October 31, 2021 and the respective changes during the nine and twelve months then ended were as follows.

	As of
	July 31, 2022	October 31, 2021
	In millions
Balance at beginning of period	$228	$154
Adjustment for adoption of the new credit loss standard	—	28
Provision for credit losses(1)	158	61
Adjustment to the existing allowance	(5)	19
Write-offs	(46)	(34)
Balance at end of period	$335	$228

(1) The nine months ended July 31, 2022, includes a provision of $99 million related to expected credit losses due to the Company's exit from its Russia and Belarus businesses.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	July 31, 2022	October 31, 2021
	In millions
Billed:(1)
Current and past due 1-30 days	$358	$410
Past due 31-60 days	47	35
Past due 61-90 days	22	17
Past due > 90 days	117	111
Unbilled sales-type and direct-financing lease receivables	8,007	8,625
Total gross financing receivables	$8,551	$9,198
Gross financing receivables on non-accrual status(2)	$315	$257
Gross financing receivables 90 days past due and still accruing interest(2)	$87	$78

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2022	October 31, 2021
	In millions
Equipment leased to customers	$6,755	$7,039
Accumulated depreciation	(2,786)	(3,038)
Total	$3,969	$4,001
Minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

As of
July 31, 2022
Fiscal year	In millions
Remainder of fiscal 2022	$484
2023	1,535
2024	917
2025	323
2026	47
Thereafter	4
Total	$3,310
If a lease is classified as an operating lease, the Company records lease revenue on a straight-line basis over the lease term. At commencement of an operating lease, initial direct costs are deferred and are expensed over the lease term on the same basis as the lease revenue is recorded.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents amounts included in the Condensed Consolidated Statement of Earnings related to lessor activity:

	For the three months ended July 31,		For the nine months ended July 31,
	2022	2021	2022	2021
	In millions
Interest income from sales-type leases and direct financing leases	$121	$125	$365	$371
Lease income from operating leases	570	598	1,719	1,797
Total lease income	$691	$723	$2,084	$2,168
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
The following table presents the assets and liabilities held by the consolidated VIE as of July 31, 2022 and October 31, 2021, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of
	July 31, 2022	October 31, 2021
Assets held by VIE	In millions
Other current assets	$182	$165
Financing receivables
Short-term	$866	$749
Long-term	$1,025	$707
Property, plant and equipment	$1,130	$854
Liabilities held by VIE
Notes payable and short-term borrowings, net of unamortized debt issuance costs	$1,468	$1,204
Long-term debt, net of unamortized debt issuance costs	$1,264	$950
Financing receivables transferred via securitization through the SPE were $1.2 billion for the nine months ended July 31, 2022 and $1.1 billion for the fiscal year ended October 31, 2021. Leased equipment transferred via securitization through the SPE was $761 million for the nine months ended July 31, 2022 and $720 million for the fiscal year ended October 31, 2021.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8: Goodwill
Goodwill is tested for impairment at the reporting unit level. As of July 31, 2022, the Company's reporting units are consistent with the reportable segments identified in Note 2, with the exception of Corporate Investments and Other, which contains three reporting units: A & PS, CMS, and Software. The following table represents the carrying value of goodwill, by reportable segment as of October 31, 2021 and July 31, 2022. There has been no change to the accumulated impairment loss from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Balance at October 31, 2021	$7,532	$3,702	$4,160	$2,555	$144	$213	$18,306
Goodwill adjustments	—	2	—	—	—	—	2
Balance at July 31, 2022	$7,532	$3,704	$4,160	$2,555	$144	$213	$18,308

As of the annual test date in fiscal 2021, the HPC & AI reporting unit had a goodwill of $3.7 billion and an excess of fair value over carrying value of net assets of 8%. The HPC & AI reporting unit relies significantly on the income approach which estimates the fair value based on the present value of future cash flows. The HPC & AI business is facing challenges reflected in the results for the nine months ended July 31, 2022. The challenges are primarily related to supply chain constraints and other operational challenges impacting the Company’s ability to achieve certain customer acceptance milestones required for revenue recognition and resulting cost increases associated with fulfilling contracts over longer than originally anticipated timelines. The Company currently believes these challenges will be successfully addressed when supply chain constraints ease. Our annual goodwill impairment test is performed during the fourth quarter in conjunction with completion of our annual long-term business plan. If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or if the Company has significant or sustained decline in its stock price, it is possible its estimates about the HPC & AI reporting unit's ability to successfully address the current challenges may change, which could result in the carrying value of the HPC & AI reporting unit exceeding its estimated fair value and a potentially material impairment charge.
As of the annual test date in fiscal 2021, the Software reporting unit had goodwill of $213 million and an excess of fair value over carrying value of net assets of 62%. The Software reporting unit relies significantly on the market approach, which is impacted by market volatility. Since our last annual test, the equity market valuations impacting this test have decreased. If global macroeconomic or geopolitical conditions worsen and cause a further significant equity market downturn, it is possible we may determine the carrying value of the Software reporting unit exceeds its estimated fair value. Such a determination could result in a potentially material impairment charge.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2022				As of October 31, 2021
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$1,369	$—	$1,369	$—	$806	$—	$806
Money market funds	463	—	—	463	1,495	—	—	1,495
Equity securities	—	—	137	137	57	—	129	186
Foreign bonds	1	97	1	99	—	122	—	122
Other debt securities	—	—	43	43	—	—	42	42
Derivative Instruments:
Interest rate contracts	—	—	—	—	—	95	—	95
Foreign exchange contracts	—	681	—	681	—	308	—	308
Other derivatives	—	6	—	6	—	4	—	4
Total assets	$464	$2,153	$181	$2,798	$1,552	$1,335	$171	$3,058
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$74	$—	$74	$—	$—	$—	$—
Foreign exchange contracts	—	121	—	121	—	127	—	127
Total liabilities	$—	$195	$—	$195	$—	$127	$—	$127
Other Fair Value Disclosures
Short-Term and Long-Term Debt: As of July 31, 2022 and October 31, 2021, the estimated fair value of the Company's short-term and long-term debt was $14.0 billion and $14.6 billion, respectively. As of July 31, 2022 and October 31, 2021, the carrying value of the Company's short-term and long-term debt was $13.9 billion and $13.4 billion, respectively. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
Equity investments without readily determinable fair value: Equity Investments are recorded at cost and measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. The Company recognized a gain of $25 million in Interest and other, net in the Condensed Consolidated Statements of Earnings, for the nine months ended July 31, 2021. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value due to their short-term nature.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
During the three months ended July 31, 2022, the Company recorded a ROU asset impairment charge of $8 million. During the nine months ended July 31, 2022, the Company recorded a net gain of $4 million primarily due to a lease termination. During the three and nine months ended July 31, 2021, the Company recorded a ROU asset impairment charge of $4 million and $72 million, respectively. These charges were recorded as the carrying value of certain ROU assets exceeded their fair value and are reflected in Transformation costs in the Condensed Consolidated Statements of Earnings. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of July 31, 2022			As of October 31, 2021
	Cost	Gross Unrealized Gain	Fair Value	Cost	Gross Unrealized Gain	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,369	$—	$1,369	$806	$—	$806
Money market funds	463	—	463	1,495	—	1,495
Total cash equivalents	1,832	—	1,832	2,301	—	2,301
Available-for-Sale Debt Investments:
Foreign bonds	96	3	99	108	14	122
Other debt securities	42	1	43	41	1	42
Total available-for-sale debt investments	138	4	142	149	15	164
Total cash equivalents and available-for-sale debt investments	$1,970	$4	$1,974	$2,450	$15	$2,465
As of July 31, 2022 and October 31, 2021, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside of the U.S. as of July 31, 2022 and October 31, 2021. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of available-for-sale debt investments were as follows:

	As of July 31, 2022
	Amortized Cost	Fair Value
	In millions
Due in one to five years	29	29
Due in more than five years	109	113
	$138	$142
Non-marketable equity investments in privately held companies are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These non-marketable equity investments are carried either at fair value or under the measurement alternative.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $187 million and $253 million as of July 31, 2022 and October 31, 2021, respectively. During the nine months ended July 31, 2021, the Company recorded an unrealized gain of $25 million on these investments.
The carrying amount of those non-marketable equity investments accounted for under the fair value option was $137 million and $129 million as of July 31, 2022 and October 31, 2021, respectively. During the three and nine months ended July 31, 2022, the Company recorded an unrealized loss of $7 million and unrealized gain of $97 million, respectively, on these investments. During the three and nine months ended July 31, 2022, the Company completed the sale of an equity investment

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
accounted for under the fair value option for $165 million. During the nine months ended July 31, 2021, the Company recorded an unrealized gain of $34 million on these investments.
Equity investments with readily determinable fair values are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. There were no equity investments with readily determinable fair values as of July 31, 2022 as the Company completed the sale of these investments. The carrying amount of these investments was $57 million as of October 31, 2021.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. The carrying amount of these investments was $2.3 billion and $2.2 billion as of July 31, 2022 and October 31, 2021, respectively. During the three and nine months ended July 31, 2022, the Company recorded earnings from equity interests of $68 million and $132 million, respectively, on these investments. During the three and nine months ended July 31, 2021, the Company recorded earnings from equity interests of $79 million and $109 million, respectively, on these investments.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of July 31, 2022					As of October 31, 2021
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$3,850	$—	$—	$3	$71	$3,850	$15	$80	$—	$—
Cash flow hedges:
Foreign currency contracts	7,707	358	196	23	8	7,664	125	68	49	32
Net investment hedges:
Foreign currency contracts	1,877	44	51	11	11	1,860	33	40	12	18
Total derivatives designated as hedging instruments	13,434	402	247	37	90	13,374	173	188	61	50
Derivatives not designated as hedging instruments
Foreign currency contracts	5,725	29	3	62	6	6,994	25	17	16	—
Other derivatives	101	6	—	—	—	113	4	—	—	—
Total derivatives not designated as hedging instruments	5,826	35	3	62	6	7,107	29	17	16	—
Total derivatives	$19,260	$437	$250	$99	$96	$20,481	$202	$205	$77	$50
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of July 31, 2022
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$687	$—	$687	$150	$525	(1)	$12
Derivative liabilities	$195	$—	$195	$150	$22	(2)	$23

	As of October 31, 2021
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$407	$—	$407	$123	$173	(1)	$111
Derivative liabilities	$127	$—	$127	$123	$5	(2)	$(1)

(1)Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of July 31, 2022 and October 31, 2021, the entire amount of the collateral posted of $22 million and $5 million, respectively, was through the re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying amount of the hedged assets/ (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/ (liabilities)
	As of		As of
	July 31, 2022	October 31, 2021	July 31, 2022	October 31, 2021
	In millions		In millions
Notes payable and short-term borrowings	$(1,347)	$(1,365)	$3	$(15)
Long-term debt	$(2,423)	$(2,573)	$71	$(80)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the three months ended July 31,		For the nine months ended July 31,
	2022	2021	2022	2021
	In millions
Derivatives in Cash Flow Hedging relationship
Foreign exchange contracts	$163	$101	$723	$(183)
Derivatives in Net Investment Hedging relationship
Foreign exchange contracts	30	16	53	(61)
Total	$193	$117	$776	$(244)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As of July 31, 2022, the Company expects to reclassify an estimated net accumulated other comprehensive gain of approximately $124 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments on the Condensed Consolidated Statements of Earnings were as follows:

	Gains (Losses) Recognized in Income
	For the three months ended July 31,				For the nine months ended July 31,
	2022		2021		2022		2021
	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net
	In millions
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded	$6,951	$(74)	$6,897	$(50)	$20,625	$(79)	$20,430	$(105)
Gains (losses) on derivatives in fair value hedging relationships
Interest rate contracts
Hedged items	—	(18)	—	(3)	$—	$169	$—	$67
Derivatives designated as hedging instruments	—	18	—	3	—	(169)	—	(67)
Gains (losses) on derivatives in cash flow hedging relationships
Foreign exchange contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	114	101	(14)	50	236	444	(113)	(147)
Interest rate contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	—	(2)
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	53	—	(33)	—	155	—	(61)
Other derivatives	—	13	—	(1)	—	2	—	3
Total gains (losses)	$114	$167	$(14)	$16	$236	$601	$(113)	$(207)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-terms debt were as follows:

	As of
	July 31, 2022	October 31, 2021
	In millions
Current portion of long-term debt(1)	$3,869	$2,613
Commercial paper	635	705
Notes payable to banks, lines of credit and other	239	234
Total notes payable and short-term borrowings	$4,743	$3,552
Long-term debt	9,137	9,896
Total Debt	$13,880	$13,448

(1) As of July 31, 2022, the Current portion of long-term debt, net of discount and issuance costs, includes $1.5 billion associated with the asset-backed debt securities issued by the Company.
Asset-backed Debt Securities
In May 2022, the Company issued $747 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 3.68%, payable monthly from July 2022 with a stated final maturity date of March 2030.
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. The Parent Program in the U.S. provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. The Parent Program outside the U.S. provides for the issuance of commercial paper denominated in U.S. dollars, euros, or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of July 31, 2022 and October 31, 2021, no borrowings were outstanding under the Parent Programs, and $635 million and $705 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
In December 2021, the Company terminated its prior senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with an aggregate lending commitment of $4.75 billion for a period of five years. As of July 31, 2022 and October 31, 2021, no borrowings were outstanding under this credit facility.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12: Stockholders' Equity
The components of Accumulated other comprehensive loss, net of taxes as of July 31, 2022, and changes during the nine months ended July 31, 2022 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$15	$81	$(2,545)	$(466)	$(2,915)
Other comprehensive (loss) income before reclassifications	(11)	723	6	(81)	637
Reclassifications of (gains) losses into earnings	—	(680)	122	—	(558)
Tax provision	—	(11)	(13)	(2)	(26)
Balance at end of period	$4	$113	$(2,430)	$(549)	$(2,862)

The components of Accumulated other comprehensive loss, net of taxes as of July 31, 2021, and changes during the nine months ended July 31, 2021 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$18	$(7)	$(3,473)	$(477)	$(3,939)
Other comprehensive (loss) income before reclassifications	(1)	(183)	29	20	(135)
Reclassifications of losses into earnings	—	262	214	—	476
Tax provision	—	(14)	(15)	(4)	(33)
Balance at end of period	$17	$58	$(3,245)	$(461)	$(3,631)

Share Repurchase Program
For the nine months ended July 31, 2022, the Company repurchased and settled a total of 25.9 million shares under its share repurchase program through open market repurchases, which included 0.8 million shares that were unsettled open market repurchases as of October 31, 2021. Additionally, as of July 31, 2022, the Company had unsettled open market repurchases of 0.3 million shares. Shares repurchased during the nine months ended July 31, 2022 were recorded as a $377 million reduction to stockholders' equity. As of July 31, 2022, the Company had a remaining authorization of $1.5 billion for future share repurchases.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2022	2021	2022	2021
	In millions, except per share amounts
Numerator:
Net earnings	$409	$392	$1,172	$874
Denominator:
Weighted-average shares used to compute basic net EPS	1,305	1,314	1,306	1,308
Dilutive effect of employee stock plans	18	24	20	20
Weighted-average shares used to compute diluted net EPS	1,323	1,338	1,326	1328
Net earnings per share:
Basic	$0.31	$0.30	$0.90	$0.67
Diluted	$0.31	$0.29	$0.88	$0.66
Anti-dilutive weighted-average stock awards(1)	15	1	—	7

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 14: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the "Separation and Distribution Agreement") entered into in connection with Hewlett Packard Enterprise's spin-off from HP Inc. (formerly known as "Hewlett-Packard Company") (the "Separation"), Hewlett Packard Enterprise and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of July 31, 2022, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition. Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix’s alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On January 29, 2019, the court granted HPE’s Motion for Summary Judgment as to all of Oracle’s claims. On February 20, 2019, the court entered judgment in favor of HPE, dismissing Oracle’s claims in their entirety. Oracle appealed the trial court’s ruling to the United States Court of Appeals for the Ninth Circuit. On August 20, 2020, the United States Court of Appeals for the Ninth Circuit issued its ruling, affirming in part and reversing in part the trial court’s decision granting summary judgment in favor of HPE. On October 6, 2020, the matter was remanded to the United States District Court for the Northern District of California. On June 4, 2021, the Court issued an order denying HPE’s motion for summary judgment and granting-in-part Oracle’s motion for partial summary judgment as to a certain of HPE’s defenses. Trial began on May 23, 2022. On June 15, 2022, the jury returned its verdict, awarding $30 million in compensatory damages to Oracle and rejecting Oracle’s request for punitive damages. Judgment has not yet been entered by the Court as the parties are engaged in post-verdict motion practice on multiple issues, including HPE’s Motion for Judgment as a Matter of Law and Oracle’s request for an award of prejudgment interest and attorneys’ fees.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Q3 Networking Litigation. On September 21 and September 22, 2020, Q3 Networking LLC filed complaints against HPE, Aruba Networks, Commscope and Netgear in the United States District Court for the District of Delaware and the United States International Trade Commission (“ITC”). Both complaints allege infringement of four patents, and the ITC complaint defines the “accused products” as “routers, access points, controllers, network management servers, other networking products, and hardware and software components thereof.” The ITC action was instituted on October 23, 2020. The District of Delaware action has been stayed pending resolution of the ITC action. The evidentiary hearing before the ITC has been completed. On December 7, 2021, the Administrative Law Judge issued his initial determination finding no violation of section 337 of the Tariff Act. On May 3, 2022, the ITC issued its Notice of Final Determination, affirming the initial determination and terminating the investigation. On June 18, 2022, Q3 Networking filed a petition for review of the ITC ruling with the United States Court of Appeals for the Federal Circuit.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 15: Commitments
Unconditional Purchase Obligations
As of July 31, 2022, the Company had unconditional purchase obligations of approximately $1.7 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction, as well as settlements that the Company has reached with third parties, requiring it to pay determined amounts over a specified period of time. These unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty. The Company expects the commitments to total $208 million, $377 million, $167 million, $261 million, $301 million, and $342 million for the remainder of fiscal year 2022, fiscal years 2023, 2024, 2025, 2026, and thereafter, respectively.

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
We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Condensed Consolidated Financial Statements, changes in certain key items in these financial statements from period-to-period and the primary factors that accounted for these changes, as well as how certain accounting principles, policies, and estimates affect our Condensed Consolidated Financial Statements. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.
The financial discussion and analysis in the following MD&A compares the three and nine months ended July 31, 2022 to the comparable prior-year periods and where appropriate, as of July 31, 2022, unless otherwise noted.
This MD&A is organized as follows:
•Trends and Uncertainties. A discussion of material events and uncertainties known to management, such as an update to our COVID-19 response, our managed exit from Russia and Belarus, and other events.
•Executive Overview. A discussion of our business and a summary analysis of our financial performance and other highlights, including non-GAAP financial measures, affecting the Company to provide context to the remainder of the MD&A.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
TRENDS AND UNCERTAINTIES
The overall demand environment continues to improve but remains impacted by industry-wide supply constraints which have contributed to a challenging supply chain environment, even as the impact of recent pandemic-related lockdowns in China alleviated somewhat in the current quarter, which along with inflationary pressures are driving up material and logistic costs. The challenging supply chain environment has moderated our revenue growth, elevated costs, and delayed certain unit shipments, resulting in a higher level of backlog and related inventory at the end of the period. We expect this trend to continue in the near term.
Russia/Ukraine Conflict
The conflict between Russia and Ukraine and the related sanctions imposed by the U.S., European Union (E.U.), and other countries in response have negatively impacted our operations in both countries and increased economic and political uncertainty across the world. In response to the sanctions imposed, in February 2022, we suspended all new sales and shipments to Russia and Belarus and implemented compliance measures to address the continuously changing regulatory landscape. Based on a further assessment of business risks and needs, in June 2022, we determined that it is no longer tenable to maintain operations in Russia and Belarus and are proceeding with an orderly, managed exit of our remaining business in these countries.
In fiscal 2021, our operations in Russia and Belarus accounted for approximately 2% of our total net revenues. During the three months ended July 31, 2022, we recorded total pre-tax charges of $36 million primarily related to employee severance and abandoned assets, $6 million of which was included in Cost of services and $30 million in Disaster charges in the Condensed Consolidated Statement of Earnings. We also recorded $16 million of net income tax charges, primarily as a result of recording a valuation allowance on deferred taxes, in the Provision for taxes in the Condensed Consolidated Statement of Earnings in connection with these charges. During the nine months ended July 31, 2022, we recorded total pre-tax charges of $162 million primarily related to expected credit losses of financing and trade receivables, employee severance and abandoned assets, $99 million of which was included in Financing cost, $12 million in Cost of services and $51 million in Disaster charges in the Condensed Consolidated Statements of Earnings. We recorded $9 million of net income tax benefit in the Provision for taxes in the Condensed Consolidated Statement of Earnings related to these charges.
We will continue monitoring the social, political, regulatory, and economic environment in Russia and Ukraine, and will consider further actions as appropriate. More broadly, there could be additional adverse impacts to our net revenues, earnings and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures and supply chain cost increases or the geographic proximity of the war relative to the rest of Europe.
Recent U.S. Tax Legislation
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the “Corporate AMT”) of 15% on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT is effective for the Company beginning in fiscal 2024. We are evaluating the Corporate AMT and its potential impact on our future U.S. tax expense, cash taxes, and effective tax rate. Additionally, the Inflation Reduction Act imposes an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision will be dependent on the extent of share repurchases made in future periods.
COVID-19 Update
Given the effectiveness and broad access of vaccines along with their acceptance by a high percentage of our U.S. workforce, as of September 6, 2022, we will lift our vaccination requirement for access to sites, travel, and events in the U.S. However, any team member or contingent worker working at or visiting customer or third-party sites must continue to comply with those parties' rules and provide proof of vaccination or a negative test.
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
The global pandemic has brought a renewed focus on digital transformation as businesses rethink everything from remote work and collaboration to business continuity and data insights. Businesses are looking ahead, beyond the demands of the pandemic, and treating digital transformation as a strategic imperative. Additionally, the pandemic has accelerated several trends relevant to the company: the exponential increase of data at the edge; the need for a cloud experience everywhere to manage the growth of data at the edge; and the need to quickly extract value from the captured data. Enterprises have embraced multi-cloud strategies, employing different cloud environments for different types of data and workloads. Increasingly, customers want to digitally transform, while preserving capital and eliminating operating expense, by paying only for the IT they use.
In response, we are accelerating our development and innovation efforts in areas of strategic focus, including the Intelligent Edge and HPC & AI businesses, while at the same time, strengthening our core Compute and Storage businesses, by investing in key areas of growth and accelerating our as-a-service pivot to become the edge-to-cloud company for our customers and partners with our HPE GreenLake edge-to-cloud platform.
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
The following table summarizes our condensed consolidated financial results for the periods presented:

	For the three months ended July 31,			For the nine months ended July 31,
	2022	2021	Change	2022	2021	Change
	Dollars in millions, except per share amounts			Dollars in millions, except per share amounts
Net revenue	$6,951	$6,897	0.8%	$20,625	$20,430	1.0%
Gross profit	$2,396	$2,382	0.6%	$6,913	$6,957	(0.6)%
Gross profit margin	34.5%	34.5%	—pts	33.5%	34.1%	(0.6)pts
Earnings from operations	$466	$282	65.2%	$1,121	$782	43.4%
Operating profit margin	6.7%	4.1%	2.6pts	5.4%	3.8%	1.6pts
Net earnings	$409	$392	4.3%	$1,172	$874	34.1%
Diluted net earnings per share	$0.31	$0.29	$0.02	$0.88	$0.66	$0.22
Cash flow from operations	$1,254	$1,130	$124	$1,557	$2,915	$(1,358)
Three months ended July 31, 2022 compared with the three months ended July 31, 2021
Net revenue of $7.0 billion represented an increase of 0.8% (increased 4.3% on a constant currency basis) as robust demand reflected by a high beginning order backlog was moderated by a combination of unfavorable currency fluctuations, ongoing supply chain constraints, and lower revenue from Russia. The net revenue increase was driven by the introduction of the Frontier supercomputer from HPE Cray and strong demand for our networking products. The gross profit margin of 34.5%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(or $2.4 billion) was unchanged from the prior-year period as the combination of pricing discipline in server and storage products and a mix shift to higher margin software rich offerings was offset by supply chain constraints and related cost increases in HPC & AI and Intelligent Edge. The operating profit margin was 6.7%, up 2.6 percentage points due primarily to lower transformation costs and lower selling, general & administrative expense, the positive impact of which was moderated by expenses related to exiting our Russia and Belarus businesses.
Nine months ended July 31, 2022 compared with the nine months ended July 31, 2021
Net revenue of $20.6 billion represented an increase of 1.0% (increased 2.6% on a constant currency basis) as robust demand reflected by a high beginning order backlog was moderated by a combination of ongoing supply chain constraints, lower revenue from Russia, and unfavorable currency fluctuations. The net revenue increase was led by strong demand for networking products, the introduction of the Frontier supercomputer from HPE Cray and effective pricing management in server products. The gross profit margin of 33.5% (or $6.9 billion) represents a decrease of 0.6 percentage points due primarily to supply chain constraints and related cost increases in HPC & AI, Intelligent Edge, and Storage, with expected credit losses related to exiting our Russia and Belarus businesses adding to the overall decline. Moderating the decrease was pricing discipline and strong cost management in server products. The operating profit margin was 5.4%, up 1.6 percentage points due primarily to lower transformation costs.
For the nine months ended July 31, 2022, we generated $1.6 billion of cash flow from operations and used $201 million of free cash flows primarily due to the impact of supply chain constraints on working capital, which moderated cash generation, and increased capital investments.
The following table summarizes our condensed consolidated non-GAAP financial results for the periods presented:

	For the three months ended July 31,			For the nine months ended July 31,
	2022	2021	Change	2022	2021	Change
	Dollars in millions, except per share amounts			Dollars in millions, except per share amounts
Net revenue adjusted for currency	$7,194	$6,897	4.3%	$20,957	$20,430	2.6%
Non-GAAP gross profit	$2,412	$2,393	0.8%	$7,065	$6,996	1.0%
Non-GAAP gross profit margin	34.7%	34.7%	—pts	34.3%	34.2%	0.1pts
Non-GAAP earnings from operations	$729	$673	8.3%	$2,124	$2,131	(0.3)%
Non-GAAP operating profit margin	10.5%	9.8%	0.7pts	10.3%	10.4%	(0.1)pts
Non-GAAP net earnings	$629	$623	1.0%	$1,909	$1,914	(0.3)%
Non-GAAP diluted net earnings per share	$0.48	$0.47	$0.01	$1.44	$1.44	$—
Free cash flow	$587	$526	$61	$(201)	$1,457	$(1,658)
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following presents our ARR performance for the periods presented:

	For the three months ended July 31,
	2022	2021
	Dollars in millions
ARR	$858	$705
year-over-year growth rate	22%	34%
The 22% increase in ARR was due to growth in our HPE GreenLake edge-to-cloud platform and related financial services due to an expanding customer installed base. The increase was adversely impacted by unfavorable currency fluctuations, supply chain constraints and related installation delays. At the segment level, ARR growth was led by strength in Storage as-a-service including Zerto and Intelligent Edge as-a-service activity.
Returning capital to our shareholders remains an important part of our capital allocation framework that consists of capital returns to shareholders and strategic investments. During the third quarter of fiscal 2022, we paid a quarterly dividend of $0.12 per share to our shareholders. On August 30, 2022, we declared our fiscal 2022 fourth quarterly dividend of $0.12 per share, payable on October 7, 2022, to stockholders of record as of the close of business on September 12, 2022. During the first nine months of fiscal 2022, we repurchased and settled an aggregate amount of $384 million in connection with our share repurchase program. As of July 31, 2022, we had a remaining authorization of $1.5 billion for future share repurchases.
We believe our existing balance of cash and cash equivalents, along with commercial paper and other short-term liquidity arrangements, are sufficient to satisfy our working capital needs, capital asset purchases, dividends, debt repayments, and other liquidity requirements associated with our existing operations. As of July 31, 2022 and October 31, 2021, our cash, cash equivalents and restricted cash were $4.4 billion and $4.3 billion, respectively. In December 2021, we terminated our prior senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with an aggregate lending commitment of $4.75 billion for a period of five years. As of July 31, 2022, no borrowings were outstanding under this credit facility.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the three months ended July 31,				For the nine months ended July 31,
	2022		2021		2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$6,951	100.0%	$6,897	100.0%	$20,625	100.0%	$20,430	100.0%
Cost of sales	4,555	65.5	4,515	65.5	13,712	66.5	13,473	65.9
Gross profit	2,396	34.5	2,382	34.5	6,913	33.5	6,957	34.1
Research and development	509	7.3	506	7.3	1,530	7.4	1,477	7.2
Selling, general and administrative	1,229	17.7	1,291	18.7	3,679	17.8	3,649	17.9
Amortization of intangible assets	73	1.1	82	1.2	220	1.2	276	1.4
Transformation costs	80	1.2	213	3.1	289	1.4	733	3.6
Disaster charges	30	0.4	5	0.1	49	0.2	6	—
Acquisition, disposition and other related charges	9	0.1	3	—	25	0.1	34	0.2
Earnings from operations	466	6.7	282	4.1	1,121	5.4	782	3.8
Interest and other, net	(74)	(1.1)	(50)	(0.8)	(79)	(0.3)	(105)	(0.5)
Tax indemnification and related adjustments	(30)	(0.4)	76	1.2	(47)	(0.2)	60	0.3
Non-service net periodic benefit credit	34	0.5	19	0.3	106	0.5	53	0.3
Earnings from equity interests	68	1.0	79	1.1	132	0.6	109	0.5
Earnings before provision for taxes	464	6.7	406	5.9	1,233	6.0	899	4.4
Provision for taxes	(55)	(0.8)	(14)	(0.2)	(61)	(0.3)	(25)	(0.1)
Net earnings	$409	5.9%	$392	5.7%	$1,172	5.7%	$874	4.3%
Stock-based compensation expense is included within costs and expenses presented in the table above as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2022	2021	2022	2021
	In millions
Cost of sales	$9	$9	$38	$33
Research and development	31	28	113	96
Selling, general and administrative	24	49	155	165
Acquisition, disposition and other related charges	—	—	—	10
Total	$64	$86	$306	$304

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
On April 14, 2021 (the "Approval Date"), shareholders of the Company approved the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan (the "2021 Plan") that replaced the Company’s 2015 Stock Incentive Plan (the “2015 Plan”). The 2021 Plan provides for the grant of various types of awards including restricted stock awards, stock options, and performance-based awards. These awards generally vest over 3 years from the grant date. The maximum number of shares as of the Approval Date that may be delivered to the participants under the 2021 Plan shall not exceed 7 million shares, plus 35.8 million shares that were available for grant under the 2015 Plan and any awards granted under the 2015 Plan prior to the Approval Date that were cash-settled, forfeited, terminated, or lapsed after the Approval Date. On April 5, 2022, shareholders of the Company approved an amendment to the 2021 Plan thereby increasing the overall number of shares available for issuance by 15 million shares. As of July 31, 2022, the Company had remaining authorization of 38.6 million shares under the 2021 Plan.
Three and nine months ended July 31, 2022 compared with the three and nine months ended July 31, 2021
Net revenue
For the three months ended July 31, 2022, total net revenue of $7.0 billion represented an increase of $54 million, or 0.8% (increased 4.3% on a constant currency basis). U.S. net revenue increased by $24 million, or 1.1% to $2.3 billion, and net revenue from outside of the U.S. increased by $30 million, or 0.6%, to $4.7 billion.
For the nine months ended July 31, 2022, total net revenue of $20.6 billion represented an increase of $195 million, or 1.0% (increased 2.6% on a constant currency basis). U.S. net revenue increased by $304 million, or 4.7% to $6.7 billion, and net revenue from outside of the U.S. decreased by $109 million, or 0.8%, to $13.9 billion.
From a segment perspective, for the three months ended July 31, 2022, net revenue increased 12% and 8% in HPC & AI and Intelligent Edge, respectively, and decreased 10%, 3%, 3%, and 2% in Corporate Investments and Other, Financial Services, Compute, and Storage, respectively. For the nine months ended July 31, 2022, net revenue increased 9% and 7% in Intelligent Edge and HPC & AI, respectively, and decreased 5%, 3%, 2%, and 1% in Corporate Investments and Other, Storage, Financial Services, and Compute, respectively.
The components of the weighted net revenue change by segment were as follows:

	For the three months ended July 31, 2022	For the nine months ended July 31, 2022
	Percentage points
Compute	(1.4)	(0.2)
HPC & AI	1.3	0.7
Storage	(0.3)	(0.5)
Intelligent Edge	1.0	1.1
Financial Services	(0.4)	(0.3)
Corporate Investments	(0.5)	(0.2)
Total Segment	(0.3)	0.6
Elimination of Intersegment net revenue and Other	1.1	0.4
Total HPE	0.8	1.0

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Please refer to the section "Segment Information" further below for a discussion of our results of operations for each reportable segment.
Gross profit
For the three months ended July 31, 2022, the total gross profit margin of 34.5% remained unchanged compared to the prior year period as the combination of pricing discipline in server and storage products and a mix shift to higher margin software-rich offerings was offset by supply chain constraints and related cost increases in HPC & AI and Intelligent Edge. For the nine months ended July 31, 2022, the total gross profit margin of 33.5%, represents a decrease of 0.6 percentage points compared to the prior year period. The decrease was primarily driven by supply chain constraints and related cost increases across many of our segments, with costs from expected credit losses related to exiting our Russia and Belarus businesses adding to the overall decline. Moderating the gross profit decrease was pricing discipline and strong cost management in server products.
Operating expenses
Research and development ("R&D")
For the three months ended July 31, 2022, R&D expense increased by $3 million, or 1% due primarily to higher IT and software expenditures, mostly offset by lower employee cost driven by lower variable compensation expense.
For the nine months ended July 31, 2022, R&D expense increased by $53 million, or 4% due primarily to higher overall employee compensation expense, which contributed 1.9 percentage points to the change and a combination of higher facilities, training and travel expenses, which in total contributed 1.1 percentage points to the change.
Selling, general and administrative
For the three months ended July 31, 2022, selling, general and administrative expense decreased by $62 million, or 5% due primarily to a combination of lower employee cost driven by lower variable compensation expense, which contributed 2.9 percentage points to the change, and continued cost savings resulting from our transformation programs, which contributed 2.4 percent points to the change.
For the nine months ended July 31, 2022, selling, general and administrative expense increased by $30 million, or 1% due primarily to higher travel expense as the economy reopens and COVID-19 restrictions ease, which contributed 1.4 percentage points to the change, partially offset by a combination of lower employee cost driven by lower variable compensation expense and continued cost savings from our transformation programs, which in total contributed 0.5 percentage points to the change.
Amortization of intangible assets
For the three and nine months ended July 31, 2022, amortization of intangible assets decreased by $9 million, or 11% and $56 million, or 20%, respectively, due to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods moderated by an increase in amortization expense in the current periods resulting from recent acquisitions. Additionally, the decrease for the nine-month period was due to certain write-offs taken in the prior period.
Transformation programs and costs
Our transformation programs consist of the cost optimization and prioritization plan (launched in 2020) and the HPE Next initiative (launched in 2017).
For the three and nine months ended July 31, 2022, transformation costs decreased by $133 million, or 62% and $444 million, or 61%, respectively, due primarily to lower restructuring charges recorded in the current periods as restructuring actions related to employee severance, infrastructure and other under the HPE Next program are substantially complete. For a further discussion, refer to Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Interest and other, net
For the three months ended July 31, 2022, interest and other, net expense increased by $24 million due primarily to a combination of unfavorable currency fluctuations, the prior period containing interest income from the recovery of social contribution taxes in Brazil, and losses on equity investments in the current period. The increase was moderated by increased

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
interest income from higher interest rates, lower interest expense from lower average borrowings, and higher gains from the sale of certain assets in the current period.
For the nine months ended July 31, 2022, interest and other, net expense decreased by $26 million due primarily to lower interest expense from lower average borrowings and increased interest income from higher interest rates. The decrease was moderated by unfavorable currency fluctuations.
Tax indemnification and related adjustments
We recorded tax indemnification expense of $30 million and tax indemnification income of $76 million for the three months ended July 31, 2022 and 2021, respectively, and tax indemnification expense of $47 million and tax indemnification income of $60 million for the nine months ended July 31, 2022 and 2021, respectively.
For the three months ended July 31, 2022, the amount primarily included changes in tax liabilities for which we shared joint and several liability with HP Inc. and for which we were indemnified by HP Inc. The nine months ended July 31, 2022 also included changes to certain pre-divestiture tax liabilities and tax receivables. For the three months ended July 31, 2021, the amount primarily included the impacts of a Brazilian Supreme Court decision received regarding the base on which social contribution taxes are imposed. The nine months ended July 31, 2021 also included changes in tax liabilities for which we shared joint and several liability with HP Inc., for which we were indemnified by HP Inc., and changes to certain pre-divestiture tax liabilities and tax receivables.
Non-service net periodic benefit credit
For the three and nine months ended July 31, 2022, non-service net periodic benefit credit increased by $15 million and $53 million, respectively, due primarily to lower amortized actuarial losses, partially offset by higher interest cost due to higher discount rates and lower expected returns on assets in the current periods.
Earnings from equity interests
Earnings from equity interests primarily represents our 49% interest in H3C Technologies and the amortization of our interest in basis difference. For the three months ended July 31, 2022, earnings from equity interests decreased by $11 million due primarily to gains from certain venture investments in the prior period partially offset by lower amortization expense from basis difference and higher net income earned by H3C in the current period.
For the nine months ended July 31, 2022, earnings from equity interests increased by $23 million due primarily to lower amortization expense from basis difference and higher net income earned by H3C in the current period partially offset by gains from certain venture investments in the prior period.
Provision for taxes
For the three months ended July 31, 2022 and 2021, we recorded income tax expense of $55 million and $14 million, respectively, which reflects an effective tax rate of 11.9% and 3.4%, respectively. For the nine months ended July 31, 2022 and 2021, we recorded income tax expense of $61 million and $25 million, respectively, which reflects an effective tax rate of 5.0% and 2.8%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that we believe to be reasonable under the circumstances. Estimates and judgments may vary under different assumptions or conditions. We evaluate our estimates and judgments on an ongoing basis. Accounting policies that are critical in the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, or complex judgements include revenue recognition, taxes on earnings, business combinations, impairment assessment of goodwill and intangible assets, and contingencies.
There have been no significant changes during the nine months ended July 31, 2022, to the items that we disclosed as our "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements are included in Note 1, "Overview and Summary of Significant Accounting Policies", to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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
Segment Results
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the three months ended July 31, 2022, as compared to the prior-year period:

	HPE Consolidated		Compute		HPC & AI		Storage		Intelligent Edge		Financial Services		Corporate Investments
	Dollars in millions
Net revenue(1)	$6,951		$3,004		$830		$1,152		$941		$817		$300
Year-over-year change %	0.8%		(3.2)%		12.2%		(2.0)%		8.0%		(3.2)%		(9.6)%
Earnings from operations(2)	$466		$400		$28		$169		$155		$96		$(31)
Earnings from operations as a % of net revenue	6.7%		13.3%		3.4%		14.7%		16.5%		11.8%		(10.3)%
Year-over-year change percentage points	2.6	pts	2.1	pts	(0.4)	pts	(0.4)	pts	0.4	pts	0.7	pts	(1.9)	pts

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the nine months ended July 31, 2022, as compared to the prior-year period:

	HPE Consolidated		Compute		HPC & AI		Storage		Intelligent Edge		Financial Services		Corporate Investments
	Dollars in millions
Net revenue(1)	$20,625		$9,005		$2,330		$3,406		$2,709		$2,482		$952
Year-over-year change %	1.0%		(0.6)%		6.6%		(2.8)%		9.1%		(2.4)%		(5.1)%
Earnings from operations(2)	$1,121		$1,231		$(19)		$475		$421		$304		$(66)
Earnings from operations as a % of net revenue	5.4%		13.7%		(0.8)%		13.9%		15.5%		12.2%		(6.9)%
Year-over-year change percentage points	1.6	pts	2.4	pts	(4.9)	pts	(3.3)	pts	(1.4)	pts	1.6	pts	1.5	pts

(1)HPE consolidated net revenue excludes intersegment net revenue.
(2)Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of initial direct costs, amortization of intangible assets, transformation costs, disaster charges, and acquisition, disposition and other related charges.
Compute

	For the three months ended July 31,			For the nine months ended July 31
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions			Dollars in millions
Net revenue	$3,004	$3,102	(3.2)%	$9,005	$9,060	(0.6)%
Earnings from operations	$400	$346	15.6%	$1,231	$1,021	20.6%
Earnings from operations as a % of net revenue	13.3%	11.2%		13.7%	11.3%

Three months ended July 31, 2022 compared with three months ended July 31, 2021
Compute net revenue decreased by $98 million, or 3.2% (decreased 0.5% on a constant currency basis), primarily due to unfavorable currency fluctuations and a decline in unit shipments resulting from supply constraints due to the challenging supply chain environment. As a result, Compute exited the quarter with a high level of order backlog. The net revenue decline was moderated by higher average unit prices resulting from a combination of disciplined pricing actions and higher sales of server configurations with more complex component architectures in our next generation products.
From a product perspective, Compute experienced revenue growth in the rack server category moderated by a revenue decline across our other product categories resulting from supply constraints. Services net revenue declined primarily due to lower revenue from Russia and the impact of delayed hardware shipments on services contracts.
Compute earnings from operations as a percentage of net revenue increased 2.1 percentage points due to decreases in costs of products and services as a percentage of net revenue and operating expense as a percentage of net revenue. The decrease in costs of products and services as a percentage of net revenue was primarily due to pricing discipline partially offset by supply chain constraints and related costs and unfavorable currency fluctuations. The decrease in operating expense as a percentage of net revenue was primarily due to lower variable compensation expense.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Nine months ended July 31, 2022 compared with nine months ended July 31, 2021
Compute net revenue decreased by $55 million, or 0.6% (increased 0.4% on a constant currency basis), primarily due to unfavorable currency fluctuations and lower unit shipments resulting from supply constraints due to the challenging supply chain environment. The net revenue decline was moderated by higher average unit prices resulting from a combination of disciplined pricing actions and higher sales of server configurations with more complex component architectures in our next generation products.
From a product perspective, Compute experienced revenue growth in the rack server category moderated by a revenue decline due to certain products approaching their end-of-life. Services net revenue declined primarily due to lower revenue from Russia and the impact of delayed hardware shipments on services contracts.
Compute earnings from operations as a percentage of net revenue increased 2.4 percentage points due to decreases in costs of products and services as a percentage of net revenue and operating expense as a percentage of net revenue. The decrease in costs of products and services as a percentage of net revenue was primarily due to pricing discipline and strong cost management partially offset by supply chain constraints and related costs. The decrease in operating expense as a percentage of net revenue was primarily due to lower variable compensation expense.
HPC & AI

	For the three months ended July 31,			For the nine months ended July 31,
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions			Dollars in millions
Net revenue	$830	$740	12.2%	$2,330	$2,185	6.6%
Earnings from operations	$28	$28	—%	$(19)	$89	(121.3)%
Earnings from operations as a % of net revenue	3.4%	3.8%		(0.8)%	4.1%
Three months ended July 31, 2022 compared with three months ended July 31, 2021
HPC & AI net revenue increased by $90 million, or 12.2% (increased 14.9% on a constant currency basis) as a result of strong demand, led by the introduction of the Frontier supercomputer from HPE Cray and growth in Data Solutions. The increase was moderated by supply chain constraints, delayed customer acceptances, challenges with HPE Apollo products, and lower services revenue due primarily to unfavorable currency fluctuations.
HPC & AI earnings from operations as a percentage of net revenue decreased 0.4 percentage points due to increases in cost of products and services as a percentage of net revenue, partially offset by a decrease in operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to the impact of delayed customer acceptances, supply chain constraints and related cost increases, lower revenue from higher-margin products and a lower mix of revenue from services. The decrease in operating expenses as a percentage of net revenue was primarily due to lower variable compensation expense.
Nine months ended July 31, 2022 compared with nine months ended July 31, 2021
HPC & AI net revenue increased by $145 million, or 6.6% (increased 7.7% on a constant currency basis) as a result of strong demand, led by the introduction of the Frontier supercomputer from HPE Cray and growth in Data Solutions. The increase was moderated by supply chain constraints, delayed customer acceptances, and lower services revenue due primarily to an unfavorable portfolio mix of service offerings and unfavorable currency fluctuations.
HPC & AI earnings from operations as a percentage of net revenue decreased 4.9 percentage points due to increases in cost of products and services as a percentage of net revenue, partially offset by a decrease in operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to lower revenue from higher-margin products, a lower mix of revenue from services, supply chain constraints and related cost increases, and the impact of delayed customer acceptances. The decrease in operating expenses as a percentage of net revenue was primarily due to lower variable compensation expense, partially offset by higher investments in research and development to focus on high-performance computing and AI solutions, including integrating such solutions into our HPE GreenLake edge-to-cloud platform.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Storage

	For the three months ended July 31,			For the nine months ended July 31,
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions			Dollars in millions
Net revenue	$1,152	$1,175	(2.0)%	$3,406	$3,503	(2.8)%
Earnings from operations	$169	177	(4.5)%	$475	602	(21.1)%
Earnings from operations as a % of net revenue	14.7%	15.1%		13.9%	17.2%
Three months ended July 31, 2022 compared with three months ended July 31, 2021
Storage net revenue decreased by $23 million or 2.0% (increased 1.2% on a constant currency basis) due primarily to unfavorable currency fluctuations, lower revenue from Russia, and supply chain constraints. Net revenue declined in Storage products while Storage services was largely unchanged from the prior-year period. The decrease in Storage products was led by declines in the traditional storage and Big Data product portfolios, partially offset by higher revenue from HPE Primera and HPE Alletra products as we transition to our next generation product platforms. As a result of strong demand and the challenging supply chain environment, Storage exited the quarter with a high order backlog.
Storage earnings from operations as a percentage of net revenue decreased 0.4 percentage points due to an increase in operating expenses as a percentage of net revenue, partially offset by a decrease in cost of products and services as a percentage of net revenue. The decrease in cost of products and services as a percentage of net revenue was due primarily to a favorable mix of higher-margin products and pricing actions, the effects of which were partially offset by supply chain constraints and related costs. The increase in operating expenses as a percentage of net revenue was due primarily to higher investments in research and development focused on as-a-service offerings and higher field selling costs, partially offset by lower variable compensation expense.
Nine months ended July 31, 2022 compared with nine months ended July 31, 2021
Storage net revenue decreased by $97 million or 2.8% (decreased 1.6% on a constant currency basis) due primarily to supply chain constraints and unfavorable currency fluctuations. Net revenue declined in Storage products moderated by an increase in Storage services. The decline in Storage products was led by declines in HPE 3PAR, as we transition to its next generation product platforms, such as HPE Alletra and Primera products, and lower traditional storage revenue. The increase in Storage services was led by Zerto Services as we continue our transition to more services-intensive, and software-rich offerings.
Storage earnings from operations as a percentage of net revenue decreased 3.3 percentage point due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to supply chain constraints and related costs, which unfavorably impacted the mix of certain higher-margin products, partially offset by increased sales of higher margin Zerto products. The increase in operating expenses as a percentage of net revenue was due primarily to higher investments in research and development focused on as-a-service offerings and higher field selling costs, partially offset by lower variable compensation expense.
Intelligent Edge

	For the three months ended July 31,			For the nine months ended July 31,
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions			Dollars in millions
Net revenue	$941	$871	8.0%	$2,709	$2,484	9.1%
Earnings from operations	$155	$140	10.7%	$421	$420	0.2%
Earnings from operations as a % of net revenue	16.5%	16.1%		15.5%	16.9%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Three months ended July 31, 2022 compared with three months ended July 31, 2021
Intelligent Edge net revenue increased by $70 million, or 8.0% (increased 12.2% on a constant currency basis) as a robust demand environment, reflected in a high beginning backlog, continues to be impacted by supply constraints resulting from a challenging supply chain environment. Net revenue increased in both Intelligent Edge products and services but was moderated by unfavorable currency fluctuations. The increase in product revenue was primarily driven by the WLAN business, partially offset by declines in the Switching business due to material constraints. Growth in services revenue was led by attached support services and our as-a-service offerings.
Intelligent Edge earnings from operations as a percentage of net revenue increased 0.4 percentage points due primarily to a decrease in operating expenses as a percentage of net revenue partially offset by an increase in cost of products and services as a percentage of net revenue. The increase in cost of product and services as a percentage of net revenue was primarily due to supply chain constraints and related costs, and unfavorable currency fluctuations. Operating expenses as a percentage of net revenue decreased primarily due to lower variable compensation expense.
Nine months ended July 31, 2022 compared with nine months ended July 31, 2021
Intelligent Edge net revenue increased by $225 million, or 9.1% (increased 11.0% on a constant currency basis) as a robust demand environment, reflected in a high beginning backlog, continues to be impacted by supply constraints resulting from a challenging supply chain environment. Net revenue increased in both Intelligent Edge products and services. The increase in product revenue was primarily driven by the WLAN business. Growth in services revenue was led by higher attached support solutions and our as-a-service offerings.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 1.4 percentage points due primarily to an increase in cost of products and services as a percentage of net revenue, partially offset by a decrease in operating expenses as a percentage of net revenue. The increase in cost of product and services as a percentage of net revenue was primarily due to supply chain constraints and related costs. Operating expenses as a percentage of net revenue decreased primarily due to lower variable compensation expense.
Financial Services

	For the three months ended July 31,			For the nine months ended July 31,
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions			Dollars in millions
Net revenue	$817	$844	(3.2)%	$2,482	$2,543	(2.4)%
Earnings from operations	$96	$94	2.1%	$304	$269	13.0%
Earnings from operations as a % of net revenue	11.8%	11.1%		12.2%	10.6%
Three months ended July 31, 2022 compared with three months ended July 31, 2021
Financial Services net revenue decreased by $27 million, or 3.2% (increased 1.4% on a constant currency basis) due primarily to unfavorable currency fluctuations partially offset by higher asset management revenue from remarketing and pre-owned equipment sales.
Financial Services earnings from operations as a percentage of net revenue increased 0.7 percentage points due to decreases in cost of services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted primarily from a combination of lower depreciation expense and bad debt expense, partially offset by higher borrowing costs. The decrease in operating expenses as a percentage of net revenue was due primarily to lower employee cost driven by lower variable compensation expense.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Nine months ended July 31, 2022 compared with nine months ended July 31, 2021
Financial Services net revenue decreased by $61 million, or 2.4% (increased 0.4% on a constant currency basis) due primarily to unfavorable currency fluctuations and a decrease in rental revenue due to lower average operating leases, partially offset by higher asset management revenue from remarketing and pre-owned equipment sales.
Financial Services earnings from operations as a percentage of net revenue increased 1.6 percentage points due to decreases in cost of services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted primarily from a combination of lower depreciation expense, bad debt expense and borrowing costs. The decrease in operating expenses as a percentage of net revenue was due primarily to lower employee cost driven by lower variable compensation expense.
The provision for expected credit losses due to the Company's exit from its Russia and Belarus businesses for the nine months ended July 31, 2022, was excluded from segment operating results.
Financing Volume

	For the three months ended July 31,		For the nine months ended July 31,
	2022	2021	2022	2021
	In millions
Financing volume	$1,559	$1,575	$4,420	$4,271
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased by 1.0% and increased by 3.5% for the three and nine months ended July 31, 2022, respectively, as compared to the prior-year periods. For the three months ended July 31, 2022, the decrease was primarily driven by unfavorable currency fluctuations. For the nine months ended July 31, 2022, the increase was primarily related to higher financing of third-party product sales and services, partially offset by unfavorable currency fluctuations.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	July 31, 2022	October 31, 2021
	Dollars in millions
Financing receivables, gross	$8,551	$9,198
Net equipment under operating leases	3,969	4,001
Capitalized profit on intercompany equipment transactions(1)	240	275
Intercompany leases(1)	80	96
Gross portfolio assets	12,840	13,570
Allowance for credit losses(2)	229	228
Operating lease equipment reserve	43	39
Total reserves	272	267
Net portfolio assets	$12,568	$13,303
Reserve coverage	2.1%	2.0%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting Financial Services consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with Financial Services and its subsidiaries. Debt benefiting Financial Services totaled $11.7 billion and $11.9 billion at both July 31, 2022 and October 31, 2021, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. Financial Services equity at both July 31, 2022 and October 31, 2021 was $1.7 billion.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
As of July 31, 2022 and October 31, 2021, Financial Services net cash and cash equivalents balances were approximately $984 million and $898 million, respectively.
Net portfolio assets as of July 31, 2022 decreased 5.5% from October 31, 2021. The decrease generally resulted from unfavorable currency fluctuations, along with portfolio runoff exceeding new financing volume during the period.
Financial Services bad debt expense includes charges to general reserves, specific reserves, and write-offs for sales-type, direct-financing, and operating leases. For the three and nine months ended July 31, 2022, Financial Services recorded net bad debt expense of $17 million and $62 million, respectively. For the three and nine months ended July 31, 2021, Financial Services recorded net bad debt expense of $30 million and $89 million, respectively.
As of July 31, 2022, Financial Services experienced a decrease in billed finance receivables compared to October 31, 2021, which included a limited impact to collections from customers as a result of the pandemic, and customers from Russia. We are currently unable to fully predict the extent to which the pandemic and our exit from Russia and Belarus businesses may adversely impact future collections of our receivables.
Corporate Investments and Other

	For the three months ended July 31,			For the nine months ended July 31,
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions			Dollars in millions
Net revenue	$300	$332	(9.6)%	$952	$1,003	(5.1)%
Loss from operations	$(31)	$(28)	(10.7)%	$(66)	$(84)	21.4%
Loss from operations as a % of net revenue	(10.3)%	(8.4)%		(6.9)%	(8.4)%
Three months ended July 31, 2022 compared with three months ended July 31, 2021
Corporate Investments and Other net revenue decreased by $32 million, or 9.6% (decreased 0.9% on a constant currency basis) due primarily to unfavorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue increased by 1.9 percentage points due primarily to an increase in cost of services as a percentage of net revenue moderated by a decrease in operating expenses as a percentage of net revenue. The increase in cost of services as a percentage of net revenue was primarily due to the scale of the net revenue decline and the related impact of fixed overhead costs, and a lower mix of higher margin license revenue in Software. The decrease in operating expenses as a percentage of net revenue was primarily due to lower variable compensation expense.
Nine months ended July 31, 2022 compared with nine months ended July 31, 2021
Corporate Investments and Other net revenue decreased by $51 million, or 5.1% (increased 0.8% on a constant currency basis) due primarily to unfavorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased 1.5 percentage points due primarily to lower cost of services as a percentage of net revenue and a decrease in operating expenses as a percentage of net revenue. The decrease in cost of services as a percentage of net revenue was primarily due to improved service delivery efficiencies in A & PS which includes lower variable compensation expense. The decrease in operating expenses as a percentage of net revenue was primarily due to lower variable compensation expense.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
LIQUIDITY AND CAPITAL RESOURCES
Current Overview
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions, and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market, and economic conditions. We anticipate that the funds made available and cash generated from operations, along with our access to capital markets, will be sufficient to meet our liquidity requirements for at least the next twelve months and for the foreseeable future thereafter. We continue to monitor the severity and duration of the COVID-19 pandemic and its impact on the U.S. and other global economies, the capital markets, consumer behavior, our businesses, results of operations, financial condition, and cash flows. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I.
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S. as of July 31, 2022. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
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
In connection with the share repurchase program previously authorized by our Board of Directors, during the first nine months of fiscal 2022, we repurchased and settled an aggregate amount of $384 million. As of July 31, 2022, we had a remaining authorization of $1.5 billion for future share repurchases. For more information on our share repurchase program, refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds" in Item 2 of Part II.
On April 22, 2022, we entered into an amendment with Unisplendour Corporation (“UNIS”) and H3C Technologies Co. Limited (“H3C”) to the Shareholder Agreement previously entered into between the parties as of May 21, 2015. The amendment extends the Shareholder Agreement to October 31, 2022, the latest date upon which we may put to UNIS all or part of the H3C shares held by us, at a price of 15.0 times the last twelve months net income of H3C.
Liquidity
Our cash, cash equivalents, restricted cash, total debt, and available borrowing resources were as follows:

	As of
	July 31, 2022	October 31, 2021
	In millions
Cash, cash equivalents and restricted cash	$4,449	$4,332
Total debt	$13,880	$13,448
Available borrowing resources
Commercial paper programs(1)	$5,115	$5,045
Uncommitted lines of credit	$948	$972

(1) The maximum aggregate borrowing amount of the commercial paper programs and revolving credit facility is $5.75 billion.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following tables represent the way in which management reviews cash flows:

	For the nine months ended July 31,
	2022	2021
	In millions
Net cash provided by operating activities	$1,557	$2,915
Net cash used in investing activities	(1,224)	(1,717)
Net cash used in financing activities	(216)	(167)
Net increase in cash, cash equivalents and restricted cash	$117	$1,031
Operating Activities
For the nine months ended July 31, 2022, net cash from operating activities decreased by $1.4 billion, as compared to the corresponding period in fiscal 2021. The decrease was primarily due to the impact of supply chain constraints on working capital, lower cash generated from earnings, and lower variable compensation accruals as compared to the prior-year period.
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	July 31, 2022	October 31, 2021	Change	July 31, 2021	October 31, 2020	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	44	49	(5)	43	42	1	1
Days of supply in inventory ("DOS")	110	82	28	79	48	31	31
Days of purchases outstanding in accounts payable ("DPO")	(136)	(128)	(8)	(130)	(97)	(33)	(6)
Cash conversion cycle	18	3	15	(8)	(7)	(1)	26
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three-month period in fiscal 2021, the increase in DSO in the current period was primarily due to unfavorable billings linearity, partially offset by higher early collections and receivables factoring.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2021, the increase in DOS in the current period was primarily due to higher levels of inventory resulting from a combination of supply chain constraints, positioning of inventory to fulfill planned future shipments, and strategic purchases of certain key components.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2021, the increase in DPO in the current period was primarily due to higher inventory purchases for planned future shipments.
Investing Activities
For the nine months ended July 31, 2022, net cash used in investing activities decreased by $0.5 billion, as compared to the corresponding period in fiscal 2021. The decrease was primarily due to lower cash utilized in net financial collateral activities of $0.4 billion, higher proceeds from the sale of investments, net of purchases of $0.3 billion, lower payments made in connection with business acquisitions of $0.1 billion, and higher cash utilized for investment in property, plant and equipment, net of sales proceeds of $0.3 billion, as compared to the prior-year period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financing Activities
For the nine months ended July 31, 2022, net cash used in financing activities was unchanged, as compared to the corresponding period in fiscal 2021. This was primarily due to lower net debt repayments of $0.4 billion and higher cash utilized for share repurchases and stock-based award activities of $0.4 billion, as compared to the prior-year period.
Free Cash Flow

	For the nine months ended July 31,
	2022	2021
	In millions
Net cash provided by operating activities	$1,557	$2,915
Investment in property, plant and equipment	(2,122)	(1,732)
Proceeds from sale of property, plant and equipment	364	274
Total	$(201)	$1,457
Free cash flow is defined as cash flow from operations less investments in property, plant and equipment net of proceeds from the sale of property, plant and equipment. For the nine months ended July 31, 2022, free cash flow decreased by $1.7 billion, as compared to the corresponding period in fiscal 2021. The decrease was due to lower cash generated from operations of $1.4 billion due to the impact of supply chain constraints on working capital and higher cash utilized for investments in property, plant and equipment, net of sales proceeds of $0.3 billion, as compared to the prior-year period.
For more information on the impact of operating assets and liabilities to our cash flows, see Note 6, "Balance Sheet Details", to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Capital Resources
We maintain debt levels that we establish through consideration of several factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure. We maintain a revolving credit facility and two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. In December 2021, we terminated our prior senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with an aggregate commitment of $4.75 billion for a period of five years. There have been no changes to our commercial paper and shelf registration statement since October 31, 2021. For further information on our capital resources, see Note 11, "Borrowings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
On August 15, 2022, we redeemed $1.35 billion of 4.40% Senior Notes with an original maturity date of October 15, 2022, utilizing the par call option on the debt which enabled net interest expense savings, with no redemption penalties.
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
As of July 31, 2022 and October 31, 2021, no borrowings were outstanding under our revolving credit facility.
As of July 31, 2022 and October 31, 2021, no borrowings were outstanding under the Parent Programs, and $635 million and $705 million, respectively, were outstanding under our subsidiary’s program. During the first nine months of fiscal 2022, we issued $616 million and repaid $601 million of commercial paper.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
CONTRACTUAL CASH AND OTHER OBLIGATIONS
Contractual Obligations
In addition to the previously mentioned early redemption of unsecured senior notes and issuance of asset-backed debt securities, our unconditional purchase obligations increased by $0.9 billion to $1.7 billion since October 31, 2021. For further information see Note 15, "Commitments", to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, and "Contractual Cash and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
Retirement Benefit Plan Funding
For the remainder of fiscal 2022, we anticipate making contributions of approximately $51 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.
Restructuring Plans
As of July 31, 2022, we expect to make future cash payments of approximately $0.5 billion in connection with our approved restructuring plans, which includes $0.1 billion expected to be paid through the remainder of fiscal 2022 and $0.4 billion expected to be paid thereafter. For more information on our restructuring activities, see Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Uncertain Tax Positions
As of July 31, 2022, we had approximately $299 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $32 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, "Taxes on Earnings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
GAAP to non-GAAP Reconciliations
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the three months ended July 31,				For the nine months ended July 31,
	2022		2021		2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP Net revenue	$6,951	100%	$6,897	100%	$20,625	100%	$20,430	100%
GAAP Cost of sales	4,555	65.5%	4,515	65.5%	13,712	66.5%	13,473	65.9%
GAAP Gross profit	$2,396	34.5%	$2,382	34.5%	$6,913	33.5%	$6,957	34.1%
Non-GAAP adjustments
Amortization of initial direct costs	1	—%	2	—%	3	—%	6	—%
Stock-based compensation expense	9	0.1%	9	0.2%	38	0.2%	33	0.1%
Disaster charges(1)	6	0.1%	—	—%	111	0.6%	—	—%
Non-GAAP Gross Profit	$2,412	34.7%	$2,393	34.7%	$7,065	34.3%	$6,996	34.2%
Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the three months ended July 31,				For the nine months ended July 31,
	2022		2021		2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP earnings from operations	$466	6.7%	$282	4.1%	1,121	5.4%	$782	3.8%
Non-GAAP adjustments:
Amortization of initial direct costs	1	—%	2	—%	3	—%	6	—%
Amortization of intangible assets	73	1.1%	82	1.2%	220	1.1%	276	1.4%
Transformation costs	80	1.2%	213	3.1%	289	1.4%	733	3.6%
Disaster charges(1)	36	0.5%	5	0.1%	160	0.8%	6	—%
Stock-based compensation expense	64	0.9%	86	1.2%	306	1.5%	294	1.4%
Acquisition, disposition and other related charges	9	0.1%	3	—%	25	0.1%	34	0.2%
Non-GAAP earnings from operations	$729	10.5%	$673	9.8%	$2,124	10.3%	$2,131	10.4%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	For the three months ended July 31,				For the nine months ended July 31,
	2022		2021		2022		2021
	Dollars	Diluted net earnings per share	Dollars	Diluted net earnings per share	Dollars	Diluted net earnings per share	Dollars	Diluted net earnings per share
	Dollars in millions
GAAP net earnings	$409	$0.31	$392	$0.29	$1,172	$0.88	$874	$0.66
Non-GAAP adjustments:
Amortization of initial direct costs	1	—	2	—	3	—	6	—
Amortization of intangible assets	73	0.05	82	0.06	220	0.17	276	0.21
Transformation costs	80	0.06	213	0.16	289	0.22	733	0.56
Disaster charges(1)	36	0.03	5	—	160	0.12	6	0.01
Stock-based compensation expense	64	0.05	86	0.06	306	0.22	294	0.22
Acquisition, disposition and other related charges	9	0.01	3	—	25	0.02	34	0.02
Tax indemnification and related adjustments	30	0.02	(76)	(0.05)	47	0.04	(60)	(0.05)
Non-service net periodic benefit credit	(34)	(0.03)	(19)	(0.01)	(106)	(0.08)	(53)	(0.04)
Earnings from equity interests(2)	8	0.01	23	0.02	42	0.03	91	0.07
Adjustments for taxes	(47)	(0.03)	(88)	(0.06)	(249)	(0.18)	(287)	(0.22)
Non-GAAP net earnings	$629	$0.48	$623	$0.47	$1,909	$1.44	$1,914	$1.44

(1) During the three and nine months ended July 31, 2022, the Company recorded total pre-tax charges of $36 million and $162 million, respectively, primarily related to the Company's exit from its Russia and Belarus businesses. During the nine months ended July 31, 2022, Disaster charges also included a recovery of $2 million, related to COVID-19. Refer to Note 1, "Overview and Summary of Significant Accounting Policies", for further information.
(2) Represents the amortization of basis difference adjustments related to the H3C divestiture.
Reconciliation of net cash provided by operating activities to free cash flow.

	For the three months ended July 31,		For the nine months ended July 31,
	2022	2021	2022	2021
	In millions
Net cash provided by operating activities	$1,254	$1,130	$1,557	$2,915
Investment in property, plant and equipment	(773)	(684)	(2,122)	(1,732)
Proceeds from sale of property, plant and equipment	106	80	364	274
Free cash flow	$587	$526	$(201)	$1,457

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
Net revenue on a constant currency basis assumes no change in the foreign exchange rate from the prior-year period. Non-GAAP gross profit and non-GAAP gross profit margin are defined to exclude charges related to the amortization of initial direct costs, stock-based compensation expense and disaster charges. Non-GAAP earnings from operations and non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) consist of earnings from operations excluding any charges related to the amortization of initial direct costs, amortization of intangible assets, transformation costs, stock-based compensation expense, disaster charges, and acquisition, disposition and other related charges. Non-GAAP net earnings and Non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges, as well as items such as tax indemnification and related adjustments, non-service net periodic benefit credit, earnings from equity interests, certain income tax valuation allowances and separation taxes, the impact of U.S. tax reform, structural rate adjustment and excess tax benefit from stock-based compensation. In addition, non-GAAP net earnings and non-GAAP diluted net earnings per share are adjusted by the amount of additional taxes or tax benefits associated with each non-GAAP item. We believe that excluding the items mentioned above from these non-GAAP financial measures allows management to better understand our consolidated financial performance in relation to the operating results of our segments. Management does not believe that the excluded items are reflective of ongoing operating results, and excluding them facilitates a more meaningful evaluation of our current operating performance in comparison to our peers. The excluded items can be inconsistent in amount and frequency and/or not reflective of the operational performance of the business.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 14, "Litigation and Contingencies".
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2021, and in Part II, Item 1A, "Risk Factors" in our Quarterly Reports on Form 10-Q for the fiscal quarters ended January 31, 2022 and April 30, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased and Settled as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (May 2022)	1,716	$15.31	1,716	$1,683,490
Month 2 (June 2022)	9,267	$14.19	9,267	$1,552,043
Month 3 (July 2022)	2,952	$13.34	2,952	$1,512,669
Total	13,935	$14.14	13,935
In connection with the share repurchase program previously authorized by our Board of Directors, during the three months ended July 31, 2022, the Company repurchased and settled a total of 13.9 million shares under its share repurchase program through open market repurchases, which included 0.1 million shares that were unsettled open market repurchases as of April 30, 2022. Additionally, as of July 31, 2022, the Company had unsettled open market repurchases of 0.3 million shares.

Shares repurchased during the three months ended July 31, 2022, were recorded as a $199 million reduction to stockholders' equity. As of July 31, 2022, the Company had a remaining authorization of $1.5 billion for future share repurchases.
Item 5. Other Information.
The following disclosure is being made under Section 13(r) of the Exchange Act:
On March 2, 2021, the U.S. Secretary of State designated the Russian Federal Security Service (“FSB”) as a party subject to the provisions of U.S. Executive Order No. 13382 issued in 2005 (“Executive Order 13382”). On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) updated General License 1B (“General License 1B”) which generally authorizes U.S. companies to engage in certain licensing, permitting, certification, notification, and related transactions with the FSB as may be required for the importation, distribution, or use of information technology products in the Russian Federation. Our local subsidiary is required to engage on a regular basis with the FSB as a licensing authority and to file documents. There are no gross revenues or net profits directly associated with any such dealings by us with the FSB and all such dealings are explicitly authorized by General License 1B. We plan to continue these activities as required to support our orderly and managed wind down of our Russia operations.
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
During the reporting period, HPE’s German affiliate, Hewlett-Packard GmbH, entered into an agreement to provide support services to Tara Steel Trading GmbH (“Tara Steel”) in Germany. The agreement, valued at approximately €3,400, was a renewal of a services agreement in connection with a 2017 sale of hardware via a distributor. In 2018, Tara Steel became a blocked party due to its status as a wholly-owned subsidiary of Mobarakeh Steel Company, which became subject to U.S. blocking sanctions under Executive Order 13224 on October 16, 2018. Based on HPE’s preliminary internal review, the total value of HPE’s prior dealings with Tara Steel, including the renewal agreement entered into during the reporting period, the underlying indirect 2017 hardware sale, the original service agreement in connection with such sale, and a renewal in 2020, was approximately €21,000. HPE has not yet estimated the corresponding net revenue or net profit from such activities. HPE’s affiliate has since terminated the subject service agreement and does not intend to engage in any further transactions with this entity.
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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: September 1, 2022