Form 10-K
period 2022-10-31
Hewlett Packard Enterprise Co
filed 2022-12-08
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $19,960,628,961 based on the last sale price of common stock on April 30, 2022.
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of December 2, 2022 was 1,281,816,851 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2022 are incorporated by reference into Part III of this Report.
III

.

Table of Content

Hewlett Packard Enterprise Company
Form 10-K
For the Fiscal Year ended October 31, 2022

Table of Content

Forward-Looking Statements
This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "intend", "will", "estimates", "may", "likely", "could", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to the scope and duration of the novel coronavirus pandemic ("COVID-19"), other outbreaks, epidemics, pandemics, or public health crises, and the ongoing conflict between Russia and Ukraine, our actions in response thereto, and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any projections of revenue, margins, expenses, investments, effective tax rates, interest rates, the impact of tax law changes (including those in the Inflation Reduction Act of 2022) and related guidance and regulations, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections of the amount, execution, timing, and results of any transformation or impact of cost savings, restructuring plans, including estimates and assumptions related to the anticipated benefits, cost savings, or charges of implementing such transformation and restructuring plans; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution of corporate transactions or contemplated acquisitions, research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to products or services; any statements concerning technological and market trends, the pace of technological innovation, and adoption of new technologies, including products and services offered by Hewlett Packard Enterprise; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance; any statements regarding future regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, and governance issues; any statements regarding pending investigations, claims, or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to supply chain constraints, the inflationary environment, the ongoing conflict between Russia and Ukraine, and the relationship between China and the U.S.; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including from pandemics and public health problems, such as the outbreak of COVID-19, and geopolitical events, such as those mentioned above); the development of and transition to new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from macroeconomic or geopolitical events; the hiring and retention of key employees; the execution, integration, and other risks associated with business combination and investment transactions; the impact of changes to privacy, cybersecurity, environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims, and disputes; the impacts of the Inflation Reduction Act of 2022 and related guidance or regulations; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of this report and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

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
We use the terms "Hewlett Packard Enterprise", "HPE", "the Company", "we", "us", and "our" to refer to Hewlett Packard Enterprise Company.
COVID-19 Pandemic Update
While great progress has been made in the fight against the novel coronavirus pandemic ("COVID-19" or "pandemic"), there remain global challenges from the pandemic's lasting effects. In fiscal 2022 and 2021, due to an unprecedented demand for electronic devices and related industry-wide supply constraints, the global economy encountered a challenging supply chain environment. At the end of fiscal 2022, the supply chain challenges we experienced as a result of the pandemic eased, but we are currently unable to predict the extent to which they may adversely impact our future business operations, financial performance and results of operations. For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, see risks identified in the section entitled "Risk Factors" in Part I, Item 1A.
In 2021, HPE adopted vaccination policies to protect the health and safety of our team members and customers. We monitored the situation, including pandemic-related case data and broader government health guidelines, in order to update these policies as the situation evolved. During most of fiscal 2022, our team members in the U.S. were required to be vaccinated in order to enter our sites, work at customer and third-party sites, and for travel to attend work-related events, unless the team member had an approved exemption granted by our human resources organization and underwent routine testing. Given the effectiveness and broad access of vaccines, along with their acceptance by a high percentage of our U.S. workforce, as of September 6, 2022, we lifted our vaccination requirement for access to sites, travel, and work-related events in the U.S. However, any team member or contingent worker working at or visiting customer or third-party sites must continue to comply with those parties' rules and provide proof of vaccination or a negative test.
Outside of the U.S., sites are open at varying capacities based on local pandemic conditions and risk mitigation strategies enacted by country leadership. We maintain compliance with all local laws and regulations with respect to office attendance and safety protocols.
Our Strategy
Over the last several years, new megatrends around edge, cloud, and data have emerged to shape customer expectations for enterprise technology. First, data at the edge is increasing exponentially, driven by the proliferation of devices that require secure connectivity to enable reliable digital experiences. Second, enterprises need a cloud experience everywhere to manage data and workloads wherever they live across a distributed enterprise. Third, data growth is creating countless new opportunities to generate meaningful business insights. Customer response to these megatrends has been accelerated by the pandemic and the increasing pace of technological innovation.
In concert with these trends, enterprises are consuming their technology differently. Increasingly, customers want to digitally transform while preserving capital and eliminating operating expense by paying only for the information technology ("IT") they use.
The megatrends are ushering in long-lasting changes to IT, including accelerating hybrid multi-cloud adoption. Customers across industry verticals are interested in unifying all the applications and data with a consistent cloud experience.
Customers also want to better extract value from their growing stores of rapidly evolving data, knowing that actionable insights from data are critical to deliver business outcomes. Data is becoming more unstructured, more time-sensitive and more distributed. Frequently, data is siloed and spread across different multi-gen IT systems, often trapped in critical legacy architecture. Many organizations cannot adequately gain insights from their data at the edge or face cloud migration challenges because of their legacy applications. Customers need a data-first modernization approach across edge to data center to cloud.
HPE has deployed an edge-to-cloud strategy that capitalizes on emergent megatrends and delivers a data-first modernization approach for customers. Our vision to be the edge-to-cloud company has led us to innovate our solutions across connectivity, cloud, and data. We have shifted our mix of products and services, and how we deliver that mix to customers.

Table of Content

HPE has evolved to a platform-based model, fueled by a portfolio richer in software and services. Our HPE GreenLake edge-to-cloud platform is a centerpiece of our strategy; it accelerates multi-generation IT transformation through a unified cloud services experience that empowers customers to access, analyze, and extract value from their data across public clouds, data centers, colocation facilities, and at the edge.
Our solutions across connectivity, cloud and data are delivered as-a-service through the HPE GreenLake edge-to-cloud platform across our Intelligent Edge, Compute, High Performance Computing & Artificial Intelligence ("HPC & AI"), and Storage business segments. Financial Services complements our solution offerings by helping customers unlock financial capacity.
Human Capital Resources
At HPE we are united by our purpose, which is to advance the way people live and work. We believe technology’s greatest promise lies in its potential for positive change. This is the guidepost for each decision we make at HPE. We believe it not only helps guide our contribution to society, but also makes good business sense. Our company has always been an engine of innovation, and our approximately 60,200 employees as of October 31, 2022, are proud of the ways our technology enables our customers to achieve meaningful outcomes like curing disease, modernizing farming to cure world-hunger and democratizing transportation through autonomous vehicles.
Our Culture: We recognize the critical importance of talent and culture to the success of HPE and our ability to fulfill our purpose. We are passionate about the values that drive our success, which is why we believe in investing in our team members and in the communities where we live and work. HPE has intensified its focus on embedding these values into a vibrant culture that creates a superior team member experience and a highly engaged workforce, driving improvements across our communications, our reward programs, and our work environment. Through such efforts, we aim to foster a collaborative, inclusive and inspiring experience for all our team members. Our most recent global engagement survey shows how these intentional efforts are making a difference, with our overall Employee Engagement Index measuring 83%. More than 84% of team members would recommend HPE as a great place to work, and 88% say they are proud to work for HPE.
Building a Vibrant Culture: We have identified four key cultural beliefs that guide how we lead on a daily basis: belief in accelerating what’s next, bold moves, the “power of yes we can”, and being a force for good. We embed these beliefs in a deep-rooted DNA that puts customers first, enabling us to partner, innovate and act with integrity. Our empowered and engaging culture is making HPE a destination for talent while driving innovation and excellence for our customers.
Diversity, Equity, and Inclusion: We are committed to being unconditionally inclusive to capture the ideas and perspectives that advance the way we live and work by enabling our workforce, customers, and communities to succeed in the digital age. This is because, by harnessing the potential of our technologies and our team members, we can be a force for good. Annual goals are set to increase the representation of both worldwide female employees and worldwide female executives by at least 1 percentage point year-over-year. Aspirational goals are also set to double our U.S. Black and Hispanic executive headcounts by 2027, from 2020 levels. At the close of fiscal 2022, the representation of worldwide female executives in our workforce had increased 1.5 percentage points since the prior year, with increased representation at every level worldwide. We also increased our representation of all underrepresented minorities in the U.S. by 1.3 percentage points overall. We are committed to delivering on our focus on equity, as well, by taking a data-led approach at various points across the team member lifecycle to evaluate and improve our diversity, equity, and inclusion efforts. In the U.S., the HPE Voice of the Workforce Employee Engagement Index is 81%. All HPE Employee Engagement Indexes for U.S. ethnically diverse talent groups were the same or better, some by as much as 8 percentage points. The leadership standards clearly articulate that all people leaders are expected to continuously develop their inclusive leadership capabilities. Our Board, CEO, and Executive Committee model high standards for diversity, equity, and inclusion and are leading sustainable change, with strong governance and oversight via our Diversity, Inclusion, and Equity Council. We have also been committed to advancing transparency, by publicly disclosing further information and data on diversity, equity, and inclusion at HPE, including the Equal Employment Opportunity report (EEO-1) data, since 2018.
Talent: We invest in attracting, developing, and retaining the best talent. We do this by communicating a clear purpose and strategy, setting transparent goals, driving accountability, continuously assessing, developing, and advancing talent, and advancing a leadership-driven talent strategy. The dynamism of our industry and our company enables team members to grow in their current roles and build new skills. Over the past year, our approximately 60,200 team members completed over 665,000 online and instructor-led courses across a broad range of categories – leadership; inclusion and diversity; professional skills; technical; and compliance. HPE is deeply committed to identifying and developing the next generation of top tier leadership with a special focus on diverse and technical talent. We conduct an in-depth annual talent and succession review with our CEO and Executive Committee members. The process focuses on accelerating talent development, strengthening succession pipelines, and advancing diversity representation for our most critical roles.

Table of Content

Pay Equity: We believe people should be paid equitably for what they do and how they do it, regardless of their gender, race, or other personal characteristics. We maintain policies to promote equal pay, and we regularly review our global pay practices with an aim to ensure that team members in similar roles and locations are paid commensurately with their experience and responsibilities. We partner with independent third-party experts to conduct annual pay assessments and identify unexplained gaps between our present state and our goal of equitable pay treatment for all team members. Where these reviews identify such gaps at a country-wide level, we adjust compensation to eliminate the gap. As a result of our efforts, we are proud to report that our 2021 pay equity review demonstrated that we have achieved pay parity for base compensation and bonus targets between male and female team members in the U.S. (including among underrepresented ethnicities), U.K., and India, when accounting for job title, time-in-role, experience, and location. We conduct a number of compensation analyses in other countries to provide competitive and equitable pay and, where permissible, we intend to incorporate similar third-party pay assessments into our existing processes.
Work That Fits Your Life: This global initiative, which was launched in 2019, is an important example of how HPE is investing in our culture and creating a team member experience that makes HPE a destination of choice for the best talent in the industry. It includes an industry-leading paid parental leave program (minimum 6 months), part-time work opportunities for new parents or team members transitioning to retirement, and "Wellness Fridays" encouraging team members to leave work early one Friday per month to focus on their well-being. The HPE Global Wellness Program is a comprehensive program that promotes overall health and well-being by providing team members with programs and resources that offer flexibility built around team member needs while continuing to deliver on critical business results. The program consists of four pillars: physical health, financial well-being, mental and emotional health, and community well-being. Additionally, we offer a hybrid work environment for the majority of our team members, allowing them substantial flexibility to determine the number of days in the office that work best for them.
Total Rewards: HPE requires a uniquely talented workforce and is committed to providing total rewards that are market-competitive and performance based, driving innovation and operational excellence. Our compensation programs, practices, and policies reflect our commitment to reward short- and long-term performance that aligns with, and drives stockholder value. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent.
Board Oversight: Our Board of Directors plays an active role in overseeing our human capital management strategy and programs. Our HR and Compensation Committee provides oversight of our human resources and workforce management programs, including but not limited to those related to corporate culture; compensation plans and policies; diversity and inclusion; and talent acquisition, development, and retention.
HPE’s strong and healthy culture is critical to accelerating what’s next for our customers and partners – and the success of our company. Our team is energized and more engaged than ever and will enable our ability to pivot and grow, which will, in turn, power the next chapter at Hewlett Packard Enterprise.
Our Business Segments, Products and Services
Our operations are organized into six reportable business segments: Compute, HPC & AI, Storage, Intelligent Edge, Financial Services, and Corporate Investments and Other. The class of similar product categories within each segment which accounted for more than 10% of our consolidated net revenue in each of the past three years was as follows:
•Fiscal 2022 - Compute products, Compute services, Intelligent Edge products
•Fiscal 2021 - Compute products, Compute services, Storage products
•Fiscal 2020 - Compute products, Storage products, Compute services
A summary of our net revenue, earnings from operations and assets for our segments can be found in Note 2, "Segment Information", to our Consolidated Financial Statements in Item 8 of Part II. A discussion of certain factors potentially affecting our operations is set forth in Item 1A, "Risk Factors."
Compute
Our Compute portfolio consists of both general-purpose servers for multi-workload computing and workload-optimized servers to deliver the best performance and value for demanding applications. This portfolio of products includes our secure and versatile HPE ProLiant rack and tower servers and HPE Synergy, a composable infrastructure for traditional and cloud-native applications. HPE ProLiant servers are the compute foundation for the fastest growing workloads in the industry including hyperconverged infrastructure ("HCI"), virtual workspaces, data management, transcoding and visualization. Compute offerings also include operational and support services and HPE GreenLake for Compute. HPE GreenLake for Compute provides flexible Compute as-a-service IT infrastructure on a consumption basis through the HPE GreenLake edge-to-cloud platform.

Table of Content

HPC & AI
Our HPC & AI business offers integrated systems comprised of software and hardware designed to address High-Performance Computing ("HPC"), Artificial Intelligence ("AI"), Data Analytics, and Transaction Processing workloads for government and commercial customers globally.
Our solutions are segmented into the following categories: HPC and Data Solutions. The HPC portfolio of products includes HPE Cray, HPE Apollo, and Converged Edge Systems (formerly known as Edge Compute) hardware, software, and data management appliances that are often sold as supercomputing systems, including exascale supercomputers (systems that can process 1018 floating point calculations per second), that support data-intensive simulations and large-scale AI applications. The Data Solutions portfolio includes the mission critical compute portfolio and HPE NonStop. The mission critical compute portfolio includes the HPE Superdome Flex and HPE Integrity product lines for critical applications, including large enterprise software applications and data analytics platforms. The HPE NonStop portfolio includes high-availability, fault-tolerant software and appliances that power applications, such as credit-card transaction processing that require large scale and high availability. As part of our systems are aligned to the convergence of HPC and AI-at-scale across our industry, HPE offers a suite of software products, including AI-powered technologies designed to play a critical role in turning data into readily available, actionable information to fuel growth and innovation for our customers. These include a software stack to train AI models using our open-source machine learning platform.
HPC & AI offerings also include operational and support services, whether sold with our systems or as standalone services. We also offer most of our solutions as-a-service through the HPE GreenLake edge-to-cloud platform. With offerings that are AI-driven and built for hybrid cloud environments with HPE GreenLake consumption models, we provide the right workload optimized destinations for data and insights development for our clients.
A portion of HPC & AI revenue is generated in part by sales to government entities, which are subject to the terms and rights for the convenience of the government entity. These terms and rights include in some instances a dependence on the appropriation of future funding and also termination rights contingent upon not achieving certain milestones. For a discussion of certain risks related to contracts with government entities, see Item 1A, "Risk Factors—Failure to comply with government contracting regulations could adversely affect our business and results of operations".
Storage
HPE Storage is transforming the customer experience with storage as-a-service and cloud data services through the HPE GreenLake edge-to-cloud platform and data infrastructure to enable customers to simplify IT and unlock greater levels of agility with a cloud operational experience. The customer experience transformation also includes AI and data-driven intelligence with HPE InfoSight and HPE CloudPhysics. Customers can store and serve their data with speed and high availability to applications, secure and protect their data across hybrid clouds from ransomware and cyber threats, and gain data mobility across private cloud, public cloud, and multi-cloud environments.
The Storage portfolio includes primary storage product and service offerings, which includes software-powered HCI consisting of HPE Nimble Storage Disaggregated HCI and HPE SimpliVity, cloud native primary storage with HPE Primera and HPE Alletra, our first storage as-a-service with HPE GreenLake for Block Storage, disaster recovery and ransomware recovery with Zerto, backup as-a-service with HPE Backup and Recovery Service, and big data solutions running on HPE Apollo servers. Storage also provides solutions for secondary workloads and traditional tape, storage networking, and disk products, such as HPE Modular Storage Arrays ("MSA") and HPE XP. Storage offerings also include operational and support services, software subscription services, and data infrastructure portfolio and solutions delivered as-a-service through the HPE GreenLake edge-to-cloud platform.
Intelligent Edge
The Intelligent Edge business is comprised of a portfolio of secure edge-to-cloud solutions operating under the Aruba brand that include wired and wireless local area network ("LAN"), campus and data center switching, software-defined wide area networking, network security, and associated services to enable secure connectivity for businesses of any size. The primary business drivers for Intelligent Edge solutions are work from anywhere environments, mobility, and internet-of-things ("IoT"). The insights from data generated at the edge are key to driving new business outcomes and experiences.
The HPE Aruba product portfolio includes hardware products, such as Wi-Fi access points, switches, and gateways. The HPE Aruba software and services portfolio includes cloud-based management, network management, network access control, analytics and assurance, location services software, and professional and support services, as well as as-a-service and consumption models through the HPE GreenLake edge-to-cloud platform for the Intelligent Edge portfolio of products.

Table of Content

We also offer Aruba ESP (or Edge Services Platform), which takes a cloud-native approach to helping customers meet their connectivity, security, and financial requirements across campus, branch, data center, and remote worker environments, covering all aspects of wired, wireless LAN, and wide area networking.
 Financial Services
Financial Services ("FS") provides flexible investment solutions, such as leasing, financing, IT consumption, utility programs, and asset management services for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software, and services from Hewlett Packard Enterprise and others. FS also supports financial solutions for on-premise flexible consumption models, such as our HPE GreenLake edge-to-cloud platform. In order to provide flexible services and capabilities that support the entire IT life cycle, FS partners with customers globally to help build investment strategies that enhance their business agility and support their business transformation. FS offers a wide selection of investment solution capabilities for large enterprise customers and channel partners, along with an array of financial options to SMBs and educational and governmental entities.
Corporate Investments and Other
Corporate Investments and Other includes the Advisory and Professional Services ("A & PS") business, which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services, and complex solution engagement capabilities; the Communications and Media Solutions ("CMS") business, which primarily offers software and related services to the telecommunications industry; the HPE Software business, which offers the HPE Ezmeral Container Platform and HPE Ezmeral Data Fabric; and Hewlett Packard Labs, which is responsible for research and development.
Our Strengths
We believe that we possess a number of competitive advantages that distinguish us from our competitors, including:
•Edge-to-cloud strategy and solutions uniquely solve customer challenges. As data grows and evolves and enterprises become increasingly distributed, HPE’s edge-to-cloud strategy is uniquely designed to enable customers to securely access, control, and maximize the value of all their workloads and data assets to accelerate business outcomes. The HPE GreenLake edge-to-cloud platform is an open, secure, fully integrated platform that brings a unified experience across the edge, data center, colocation, and cloud. It is automated and easy to consume with capacity available to scale up and down on demand. It offers true pay per use consumption so customers only pay for what they use, and they can have the entire hybrid cloud experience managed for them through our HPE GreenLake managed services offering.
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
•Differentiated consumption-based IT solutions for a growing opportunity. Enterprises of all sizes are looking to digitally transform in order to develop next-generation cloud-native applications, create actionable insights from their data, and drive business growth, but they face many challenges including lack of in-house IT skills, limited budgets and options for financing, and lack of flexibility to choose the technology foundation that best meets their needs. Consumption-based IT offers solutions to these challenges by providing greater agility, which empowers people to shift from managing infrastructure to driving innovation by leveraging insights from their data, while also eliminating capital and operating expenses tied to infrastructure over-provisioning. HPE is distinctly differentiated in delivering a true consumption-based IT experience.
•Open platforms. The world is shifting from centralized and closed approaches in large data centers to a future of centers of data everywhere, which are highly decentralized and distributed. This shift demands a unified cloud platform that can put the agility and intelligence close to customers’ data sources to create real-time insights everywhere. We believe the cloud experience should be open and seamless across all our customers' clouds, rather than requiring customers to be locked into a cloud stack.
•Multi-year innovation roadmap and strong balance sheet. We have been in the technology and innovation business for over 80 years. Our vast intellectual property portfolio and global research and development capabilities are part of a broader innovation roadmap designed to help organizations take advantage of the expanding amount of data available and leverage the latest technology developments such as cloud, artificial intelligence, supercomputing, and cybersecurity to drive business outcomes now and in the future. We also have a strong balance sheet and liquidity profile that provide the financial flexibility and speed to take advantage of acquisition opportunities.

Table of Content

•Global distribution and partner ecosystem. We are experts in delivering innovative technological solutions to our customers in complex multi-country, multi-vendor and/or multi-language environments. We have one of the largest go-to-market capabilities in our industry, including a large ecosystem of channel partners, which enables us to market and deliver our product offerings to customers located virtually anywhere in the world. Our HPE GreenLake edge-to-cloud platform provides open cloud application programming interfaces ("APIs") to our partners, enabling them to better offer their unique solutions to customers.
•Custom financial solutions. Through our Financial Services segment, we help customers create investment capacity to accelerate their transformations by helping them free up capital, capture value from older assets, achieve sustainability goals, invest in new technologies as-a-service, and weather financial volatility. FS is also an enabler of our consumption-based IT models by helping spread our upfront solution costs over the duration of the customer contract. Through Financial Services' Technology Renewal Centers, we are helping customers achieve their own sustainability goals by recovering over 3 million IT assets in fiscal 2021 and refurbishing more than 85% for reuse.
•Experienced leadership team. Our management team has an extensive track record of performance and execution. We are led by our President and Chief Executive Officer, Antonio Neri, who has proven experience in developing transformative business models, building global brands, and driving sustained growth and expansion in the technology industry. Mr. Neri's experience includes more than 25 years combined at HPE and Hewlett-Packard Company ("HP Co.") in various leadership positions. Our senior management team has many years of experience in our industry and possesses extensive knowledge of and experience in the enterprise IT business and the markets in which we compete.
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
The mix of our business conducted by direct sales or channel differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing and distribution efforts accordingly. We are focused on driving the depth and breadth of our coverage, in addition to identifying efficiencies and productivity gains, in both our direct and indirect businesses. This has resulted in a combined go-to-market model, in which we have a direct sales presence in a number of countries, while we sell and deliver our products, solutions, and services through a channel-only model in the remaining countries. In those countries where we have a direct sales presence, we typically assign an account manager to manage relationships across our business with large enterprise customers as well as with large public sector accounts. The account manager is supported by a team of specialists with product and services expertise. For other customers, our businesses collaborate to manage relationships with commercial resellers targeting smaller accounts, both in the commercial and public sector space.
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

Table of Content

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
We purchase materials, supplies, and product subassemblies from a substantial number of vendors. For most of our products, we have existing alternate sources of supply or such alternate sources of supply are readily available. However, we do rely on single-source suppliers for certain customized parts (although some of these sources have operations in multiple locations in the event of a disruption) and a disruption or loss of a single-source supplier could delay production of some products. In some instances, our single-source suppliers (e.g., Intel and AMD as suppliers of certain x86 processors) are also the single-source suppliers for the entire market; disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors.
Like other participants in the IT industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. From time to time, we experience significant price volatility or supply constraints for certain components that are not available from multiple sources due to certain events taking place where our suppliers are geographically concentrated. When necessary, we are often able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on our gross margin, but does not generally disrupt production. We also acquire component inventory in anticipation of supply constraints, or enter into longer-term pricing commitments with vendors to improve the priority, price, and availability of supply. See "Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage our supplier relationships properly" in Item 1A.
As a result of the pandemic, worldwide demand for electronic components spiked in many different technology sectors, causing industry-wide shortages for many electronic components. While availability for many components are now recovering, some shortages are nevertheless anticipated to persist. HPE continues to rely on proactive inventory buffering measures in order to position ourselves well for availability of those components. We will take additional inventory actions as appropriate in alignment to the market demand, and will continue to leverage strong partnerships and long-term agreements with our suppliers.
Backlog
Backlog represents the price of orders related to current or prior periods for which work has not been performed or goods have not been delivered as of the reporting period.
The global pandemic resulted in an unprecedented demand for electronic devices, which, coupled with related industry-wide supply constraints and inflationary pressures, has led to a challenging supply chain environment. Additionally, the lasting effects of the pandemic have continued to play a role with ongoing delays to the global logistics environment. During fiscal 2022, while the demand for our products remained strong, we continued to experience a shortage of certain key components, logistics timing issues, and a challenging global economic environment. At the same time, in the second half of fiscal 2022, certain supply chain challenges eased in part as a result of a softening demand environment for consumer electronic devices resulting in increased supply to enterprise markets. We exited fiscal 2022 with an elevated backlog as compared to the prior fiscal year-end. We expect the supply chain environment to continue to present challenges in the near term.
During the pandemic, we have viewed backlog as an indication of demand health, as governments around the world imposed restrictions on non-essential work activities and travel. As and when the pandemic subsides (particularly in non-U.S. geographies in which we operate), our focus on backlog may again become less relevant as a reliable indicator of future demand.
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
A summary of our domestic and international results is set forth in Note 2, "Segment Information", to our Consolidated Financial Statements in Item 8 of Part II. Approximately 67% of our overall net revenue in fiscal 2022 came from sales outside the United States.

Table of Content

For a discussion of certain risks attendant to our international operations, see "Risk Factors—Due to the international nature of our business, political or economic changes and the laws and regulatory regimes applying to international transactions or other factors could harm our future revenue, costs and expenses, and financial condition," and "Risk Factors—We are exposed to fluctuations in foreign currency exchange rates" in Item 1A, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A of Part II and Note 13, "Financial Instruments", to our Consolidated Financial Statements in Item 8 of Part II.
Research and Development
Innovation is a key element of our culture and critical to our success. Our research and development efforts ("R&D") are focused on designing and developing products, services, and solutions that anticipate customers' changing needs and desires and emerging technological trends. Our efforts also are focused on identifying the areas where we believe we can make a unique contribution and where partnering with other leading technology companies will leverage our cost structure and maximize our customers' experiences.
Expenditures for R&D were $2.0 billion in fiscal 2022, $2.0 billion in fiscal 2021 and $1.9 billion in fiscal 2020. We anticipate that we will continue to have significant R&D expenditures in the future to support the design and development of innovative, high-quality products, services, and solutions to maintain and enhance our competitive position.
Included in the R&D work currently taking place at the Company are the following initiatives:
In Compute, we are developing high quality next-generation compute solutions (servers, server attached options, and software) that integrate the latest industry technology, which coupled with other innovations from HPE are aligned to the requirements of our customers. In the area of software-as-a-service, we are developing cloud-native, cloud-based server management solutions to complement our existing portfolio.
In HPC & AI, we offer integrated systems comprised of software and hardware designed to address high-performance computing, AI, data analytics, and transaction processing workloads for government and commercial customers globally. Our R&D investments are focused on developing new technologies in high-performance networking, artificial intelligence platforms, scalable memory systems, and high-performance storage and data solutions that underpin our differentiated offerings. We also develop high-performance computing and artificial intelligence developer tools, cloud-native and scalable cluster management software, and transaction processing software. These R&D efforts are critical to our competitive advantage and enabled our successful delivery of the first exascale supercomputer in the world. HPC & AI also hosts an applied research group, Hewlett Packard Labs, where we invest in long-term technological advancements, including artificial intelligence software, advanced systems architectures, and photonics. We also collaborate with government and commercial research institutions and co-invest in many of these areas. The work of Hewlett Packard Labs contributes to a pipeline of technologies we consider for future commercialization, including quantum computing and its relation to high performance computing. All our products are being developed with the intention to be delivered in a consumption model, including integration into our HPE GreenLake edge-to-cloud platform.
In the Storage and data management domains, we continue to evolve the portfolio to simplify data management and introduce new data protection capabilities for hybrid cloud environments. HPE is focused on helping customers accelerate their data-first modernization journey and embrace hybrid cloud. By leveraging the HPE GreenLake edge-to-cloud platform for unified cloud-based management, we have transformed the way customers consume and manage storage, while offering robust data protection solutions. We have built AI-driven self-service capabilities into our as-a-service offerings that include HPE GreenLake for Block Storage, an industry-first 100% data availability guarantee for mission critical applications; HPE GreenLake for HCI, a cloud native storage and virtual machine management platform; and cloud data protection. HPE continues to power the edge-to-core-to-cloud data pipeline with embedded AI that delivers deep learning analytics across the full data lifecycle.
In Intelligent Edge, we are investing in our cloud native Edge Services Platform ("ESP"), which enables simplified operation of wired and wireless networks, together with software defined wide area network ("SD-WAN") connectivity. The ESP platform complements a broad range of network devices in our unified network infrastructure layer with security capabilities that enable us to identify and authenticate users and IoT endpoints, to enforce policy, and finely segment traffic based on context to contain security threats. We are also investing in automation, machine learning and artificial intelligence-based network operations to optimize user experience and improve operator efficiency. Many of these capabilities are enabled with the Aruba Central cloud service, and we are investing to further integrate Aruba Central into our HPE GreenLake edge-to-cloud platform.
In Hewlett Packard Labs, in addition to the aforementioned HPC & AI-related work, we are focused on disruptive innovation and applied research in collaboration with other HPE business groups to deliver differentiated intellectual property ("IP"). Our innovation agenda is focused on developing technologies in the areas of system architecture, networking, AI,

Table of Content

accelerators, quantum computing, silicon photonics, and sustainability. We also continue to invest in our silicon design capability to accelerate the development and delivery of our technology.
For a discussion of risks attendant to our R&D activities, see "Risk Factors—If we cannot successfully execute our go-to-market strategy and continue to develop, manufacture and market innovative products, services, and solutions, our business and financial performance may suffer" in Item 1A.
Patents
Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. As of October 31, 2022, our worldwide patent portfolio included approximately 13,000 issued and pending patents.
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
Seasonality
From time to time, the markets in which we sell our products, services, and solutions experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, European sales are often weaker in the summer months. However, the pandemic resulted in a temporary disruption to the seasonal fluctuation of our business. See "Risk Factors—Our uneven sales cycle and supply chain disruptions make planning and inventory management difficult and future financial results less predictable" in Item 1A.
Competition
We have a broad technology portfolio of enterprise IT infrastructure products, solutions, and services which includes our as-a-service offerings. We encounter strong competition in all areas of our business. We compete primarily on the basis of technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support, security, and the availability of our IT infrastructure offerings.
The markets in which we compete are characterized by strong competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Most product life cycles are relatively short, and to remain competitive we must develop new products and services, continuously enhance our existing products and services and compete effectively on the basis of the factors listed above, among others. In addition, we compete with many of our current and potential partners, including OEMs that design, manufacture, and market their products under their own brand names. Our successful management of these competitive partner relationships is critical to our future success. Moreover, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive.
The competitive environments in which our segments operate are described below:
Compute and Storage businesses operate in the highly competitive enterprise data center infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors are technology vendors, such as Dell Technologies Inc., Cisco Systems, Inc., Lenovo Group Ltd., International Business Machines Corporation ("IBM"), and NetApp Inc. In certain regions, we also experience competition from local companies and from generically branded or "white-box" manufacturers. Our strategy is to deliver superior products, high-value technology support services, and differentiated integrated solutions that combine our infrastructure, software, and services capabilities. Our competitive advantages include our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.

Table of Content

HPC & AI predominantly operates in the market for data-intensive super-computing, analytics, and artificial intelligence. Our primary competitors are compute technology vendors that can design and build solutions that deliver performance scalability and connectivity necessary to handle super-compute and AI workloads, including Dell Technologies Inc., Lenovo Group Ltd., IBM, Fujitsu Network Communications, Inc., and Atos Information Technology Incorporated. Similar to the compute space, our strategy is to deliver superior products, high-value technology support services, and differentiated integrated solutions that combine our infrastructure, software, and services capabilities. Our competitive advantages include our deep expertise and capabilities designing and delivering these solutions, broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
Intelligent Edge operates in the highly competitive networking and connectivity infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors are technology vendors, such as Cisco Systems, Inc., Extreme Networks, Inc., Juniper Networks, Inc., and Arista Networks Inc. Our strategy is to deliver superior enterprise wired and wireless local-area networking components and software, high-value technology support services, and differentiated integrated solutions that combine our infrastructure, software, and services capabilities. Our competitive advantage includes our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
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
Environmental Sustainability
Living Progress - Living Progress is our business strategy for creating sustainable IT solutions that meet the technology demands of the future, while advancing the way people live and work. This strategy underpins our commitment to the environmental, social, and governance ("ESG") factors most important to stakeholders. Our edge-to-cloud strategy helps our customers transform and digitize their business while reducing the environmental footprint of HPE and our customers. A legacy of ESG leadership increases our competitiveness and differentiates us in the marketplace by helping our customers achieve not only their business objectives, but also their sustainability goals. The HPE Board of Directors and all of its committees provide oversight of our ESG strategy, risks, practices, policies, and disclosures, to ensure integration with our core business strategy.
Sustainable Value Creation - Sustainability performance is a core business discipline within HPE. Our Living Progress strategy and sustainability programs are key to our lasting relationships with our customers, and our sustainability credentials provide us with a competitive advantage in the market, support talent acquisition and retention, and ensure ongoing access to global markets.
In 2022, we enhanced our climate ambitions and committed to becoming a net-zero enterprise by 2040, with intermediate targets set across our value chain for 2030. These climate targets are approved by the Science Based Target initiative and align with the latest climate science.
In 2022, the majority of our greenhouse gas emissions ("GHG") resulted from our customers' use of our products and solutions. We recognize the opportunity to innovate technologies for a carbon-constrained world and are committed to delivering products and services that empower our customers to operate sustainably and efficiently while also gaining maximum productivity from their IT investments and reducing costs. For instance, as-a-service delivery models can drive the reduction of our climate impact and that of our customers, by eliminating IT inefficiencies and enabling sustainable digital transformations. Our HPE GreenLake edge-to-cloud platform allows customers to consume IT resources and spend capital expenditures as needed, thereby reducing the energy and resource consumption of IT infrastructure through improved utilization and provisioning.
To ensure market access across the globe and aid customers in selecting more sustainable IT solutions, many of our products are certified by eco-labels such as Electronic Product Environment Assessment Tool, TCO Certified, Energy STAR, China SEPA and the China Energy Conservation Program, thus helping our customers make responsible purchasing choices.

Table of Content

Supply Chain Responsibility and Human Rights
We manage our supply chain to help reduce risk, improve product quality, achieve environmental and social goals, and improve overall performance and value creation for our customers, partners and suppliers. Building upon the successful launch of our supply chain data management software, we have begun sharing supplier-facing GHG emissions management tools that provide company-specific emissions data, the ability to track progress toward their publicly stated emissions reduction goals, and the ability to view their own performance against that of their peers. We also work directly with our suppliers to help them implement renewable energy projects at their manufacturing locations.
Our commitment to diversity, equity, and inclusion extends beyond our workforce and to our suppliers, as well. We believe a diverse supply chain and equity in sourcing not only creates opportunities for underrepresented and underserved communities, but also contributes to the resiliency of our supply chain and of our communities.
Human rights principles are embedded in how we do business, and we are committed to holding our entire value chain to high ethical standards that respect such principles.
We have processes in place to enable the early detection of forced labor and have implemented due diligence procedures to monitor and help prevent human rights violations or abuses at our suppliers and in our operations.
Additionally, through our Responsible Minerals Program, we work to advance the responsible sourcing of minerals used in our products and within our supply chain.
While the HPE Board of Directors and all of its committees take an integrated, rather than siloed, approach to providing oversight of ESG matters, including environmental sustainability, supply chain responsibility, and human rights, our Nominating, Governance and Social Responsibility Committee is primarily responsible for oversight of our broader ESG strategy, initiatives, risks, policies, and disclosures.
Material Government Regulations
Our business activities are subject to various federal, state, local, and foreign laws and our products and services are governed by a number of rules and regulations. Costs and accruals incurred to comply with these governmental regulations are presently not material to our capital expenditures, results of operations and competitive position. Although there is no assurance that existing or future government laws applicable to our operations, services or products will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate material expenditures for government regulations. Nonetheless, as discussed below, we believe that global trade and certain environmental regulations could potentially materially impact our business.
Environment
Our products and operations are, or may in the future be, subject to various federal, state, local, and foreign laws and regulations concerning the environment, including, among others, laws addressing the discharge of pollutants into the air and water; the management, movement, and disposal of hazardous substances and wastes and the clean-up of contaminated sites; product safety, such as chemical composition, packaging and labeling; energy consumption of our products and services; and the manufacture and distribution of chemical substances. We proactively evaluate, and at times replace materials in our products and supply chain, taking into account, among other things, published lists of substances of concern, new and upcoming legal requirements, customer preferences and scientific analysis that indicates a potential impact to human health or the environment. We are also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including servers and networking equipment, financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). We are also subject to standards set by public and private entities related to sustainability issues such as energy consumption, carbon emissions, reusing or recycling. Finally, as climate change and other environmental-related laws, regulations, treaties, and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. In the event our products are impacted by these laws or standards, our products could be restricted from entering certain jurisdictions or from being procured by certain governments or private companies, and we could face other sanctions, including fines. However, we believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that our technology can be used to address climate change and other environmental-related issues, and to facilitate compliance with related laws, regulations and treaties. We are committed to maintaining compliance with all environmental and environmental-related laws applicable to our operations, products and services, and to reducing our environmental impact across all aspects of our business. We support this commitment with a comprehensive environmental, health and safety policy; a strict environmental management of our operations and worldwide

Table of Content

environmental programs and services; an extensive supply chain responsibility program; and an approach to ethical standards and strong governance that are the foundations of our business.
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
Additional Information
Itanium is a trademark of Intel Corporation or its subsidiaries.
Information about our Executive Officers
The following are our current executive officers:

Name	Age	Position
Antonio Neri	55	President and Chief Executive Officer
Tarek Robbiati	57	Executive Vice President and Chief Financial Officer
John F. Schultz	58	Executive Vice President, Chief Operating and Legal Officer
Alan May	64	Executive Vice President and Chief People Officer
Irving H. Rothman	76	President and Chief Executive Officer, HPE Financial Services
Thomas E. Black Jr.	53	Executive Vice President, General Manager of Storage
Justin Hotard	48	Executive Vice President, General Manager of HPC & AI
Neil B. MacDonald	54	Executive Vice President, General Manager of Compute
Philip J. Mottram	54	Executive Vice President, General Manager of Intelligent Edge
Jeremy K. Cox	45	Senior Vice President, Controller, Chief Tax Officer and Principal Accounting Officer
Kirt P. Karros	53	Senior Vice President, Treasurer and Investor Relations

Antonio Neri; President and Chief Executive Officer
Mr. Neri has served as our President and Chief Executive Officer since June 2017 and February 2018, respectively. Previously, he served as Executive Vice President and General Manager of our Enterprise Group from November 2015 to June 2017. Prior to that, Mr. Neri served in a similar role for HP Co.'s Enterprise Group from October 2014 to November 2015. Mr. Neri served as Senior Vice President and General Manager of the HP Servers business unit from September 2013 to October 2014 and concurrently as Senior Vice President and General Manager of the HP Networking business unit from May 2014 to October 2014. Prior to that, he served as Senior Vice President and General Manager of the HP Technology Services business unit from August 2011 to September 2013 and as Vice President, Customer Services for the HP Personal Systems Group from 2007 to August 2011, having first joined HP Co. in 1996. Since December 2017, Mr. Neri has served as a director of Elevance Health, Inc. (formerly Anthem, Inc.), a health insurance provider in the U.S. From March 2012 to February 2013, he served as a director of MphasiS Limited, an India-based technology company.
Tarek Robbiati; Executive Vice President and Chief Financial Officer
Mr. Robbiati has served as our Executive Vice President, Chief Financial Officer since September 2018. Before joining Hewlett Packard Enterprise, he served as Chief Financial Officer of Sprint Corporation from August 2015 to February 2018 where he was responsible for all finance functions as well as mergers and acquisitions and business development. Mr. Robbiati previously served as Chief Executive Officer and Managing Director of FlexiGroup Limited in Australia from January 2013 to August 2015. Prior to that, from December 2009 to December 2012, he was Group Managing Director and President of Telstra

Table of Content

International Group in Hong Kong and Executive Chairman of Hong Kong CSL Limited ("CSL"), a subsidiary of Telstra Corporation Limited. From July 2007 to May 2010, he served as the Chief Executive Officer of CSL in Hong Kong. Earlier in his career, he served as EVP & Head of Corporate Finance for Orange Plc and also held leadership positions at global credit insurer Atradius, investment bank Lehman Brothers and the global consultancy Arthur Andersen (now Accenture).
John F. Schultz; Executive Vice President, Chief Operating and Legal Officer
Mr. Schultz has served as our Executive Vice President, Chief Operating and Legal Officer since July 2020. Prior to that, he served as Executive Vice President, Chief Legal and Administrative Officer and Secretary from December 2017 to July 2020. Mr. Schultz previously served as Executive Vice President, General Counsel and Secretary from November 2015 to December 2017, performing a similar role at HP Co. from April 2012 to November 2015. Prior to that, Mr. Schultz served as Deputy General Counsel for Litigation, Investigations and Global Functions at HP Co. from September 2008 to April 2012. Before joining HP Co., Mr. Schultz was a partner in the litigation practice at Morgan, Lewis & Bockius LLP, a law firm, from March 2005 to September 2008, where, among other clients, he supported HP Co. as external counsel on a variety of litigation and regulatory matters.
Alan May; Executive Vice President and Chief People Officer
Mr. May has served as our Executive Vice President, Chief People Officer since June 2015. At Hewlett Packard Enterprise, he leads a global HR function, driving business growth and transformation through employee engagement; diversity, equity and inclusion; talent management; rewards; and culture development. Before joining Hewlett Packard Enterprise, he served as Vice President, Human Resources at Boeing Commercial Aircraft, a division of The Boeing Company, from April 2013 to June 2015. Prior to that, Mr. May served as Vice President, Human Resources for Boeing Defense, Space and Security at Boeing from June 2010 to April 2013 and as Vice President, Compensation, Benefits and Strategy at Boeing from August 2007 to June 2010. Mr. May has also held senior human resources roles at Cerberus Capital Management and PepsiCo. He serves on the Board of Governors for the San Francisco Symphony.
Irving H. Rothman; President and Chief Executive Officer, HPE Financial Services
Mr. Rothman has served as President and Chief Executive Officer of our Financial Services business segment, our IT investment and financing subsidiary, since November 2015. Prior to that, he served in a similar role at HP Co. from May 2002 to November 2015. Prior to joining HP Co., Mr. Rothman was President and Chief Executive Officer of Compaq Financial Services Corporation from January 1997 to April 2002.
Thomas E. Black Jr.; Executive Vice President, General Manager of Storage
Mr. Black has served as Executive Vice President and General Manager of our Storage business segment since March 2022 and as Senior Vice President and General Manager of the same business segment from December 2019 to March 2022. Prior to that, Mr. Black served as Senior Vice President and General Manager of Switching within our Intelligent Edge business segment from October 2018 to December 2019. From January 2016 to October 2018, Mr. Black served as the Vice President and General Manager of Switching within our Intelligent Edge business. From June 2013 to January 2016, Mr. Black was the Vice President of Engineering for the Networking group at HP Co., and later, at HPE. Prior to that, Mr. Black served in various roles, including Vice President of Engineering and other engineering positions at Cisco Systems from November 1999 to May 2013.
Justin Hotard; Executive Vice President, General Manager of HPC & AI
Mr. Hotard has served as Executive Vice President and General Manager of our HPC & AI global business group, including Hewlett Packard Enterprise Labs, our applied research group, since March 2022 and Senior Vice President and General Manager of the same group from March 2021 to March 2022. Prior to that, he served as Senior Vice President, Corporate Transformation from September 2020 to March 2021, where he led our transformation efforts to accelerate our pivot to as-a-service offerings. Prior to that, Mr. Hotard served as President and Managing Director of HPE Japan from October 2019 to September 2020, as Senior Vice President and General Manager of the Compute Global Business Unit from January 2017 to October 2019 and as Vice President of Strategy, Planning and Operations in the Data Center Infrastructure Group from August 2015 to January 2017. Before joining Hewlett Packard Enterprise, Mr. Hotard was President of NCR Small Business from July 2013 to November 2014 and Vice President of Corporate Development of NCR Corporation from July 2012 to July 2013. Prior to that, Mr. Hotard served in various corporate development and operational roles at Symbol Technologies and Motorola, Inc.
Neil B. MacDonald; Executive Vice President, General Manager of Compute
Mr. MacDonald has served as Executive Vice President and General Manager of our Compute business since March 2022 and as Senior Vice President and General Manager of our Compute business from February 2020 to March 2022. Prior to that, he served as Senior Vice President and General Manager of the Compute Solutions group of the then Hybrid IT business

Table of Content

segment, from November 2018 to February 2020. Mr. MacDonald previously served as Vice President and General Manager of BladeSystem from August 2015 to October 2018, having first joined HP Co. in 1996.
Philip J. Mottram; Executive Vice President, General Manager of Intelligent Edge
Mr. Mottram has served as Executive Vice President and General Manager of our Intelligent Edge business since March 2022. Previously, he served as the President of our Intelligent Edge business from June 2021 to March 2022. Prior to that, Mr. Mottram served as Senior Vice President and General Manager of the Communications Technology Group from April 2019 to June 2021. Before joining Hewlett Packard Enterprise, he served as the Chief Revenue Officer of Zayo Group, a communications infrastructure provider, from November 2017 to February 2019, where he was responsible for all customer-facing functions. Prior to that, Mr. Mottram served as Director of the Enterprise Business Unit of Vodafone from May 2014 to November 2017, the Chief Executive Officer of Hong Kong CSL from September 2012 to May 2014, and Executive Director of Global Sales at Telstra International from September 2010 to September 2012, as well as a variety of different operational roles at other telecommunications companies.
Jeremy K. Cox; Senior Vice President, Controller, Chief Tax Officer and Principal Account Officer
Mr. Cox has served as our Senior Vice President, Controller, Chief Tax Officer and Principal Accounting Officer since July 2022. Previously, he served as Senior Vice President, Global Tax and Head of Products and Services Finance from May 2021 to July 2022. Prior to that, Mr. Cox served as Senior Vice President, Global Tax, Financial Planning and Analysis, and Global Functions Finance from November 2018 to May 2021, Senior Vice President, Global Tax and Internal Audit from September 2017 to November 2018, Senior Vice President, Global Tax from September 2012 to September 2017 and Vice President and Senior Tax Counsel of HP Tax Research and Planning and APJ Taxes from 2008 to 2012. Prior to joining HP Inc. in 2008, Mr. Cox was Senior Tax Counsel for Electronic Data Systems.
Kirt P. Karros; Senior Vice President, Treasurer and Investor Relations
Mr. Karros has served as our Senior Vice President, Treasurer and Investor Relations since May 2022. Previously, he served as our Senior Vice President, Finance and Treasurer from November 2015 to May 2022. Prior to that, Mr. Karros served in a similar role at HP Co., leading its Treasury and Investor Relations from May 2015 to October 2015. He also has served as the Executive Chairman of H3C Technologies since August 2022. Mr. Karros previously served as a director of InnerWorkings, Inc. from August 2019 to October 2020, as a director of PMC-Sierra, a semiconductor company, from August 2013 to May 2015, and as Principal and Managing Director of Research for Relational Investors LLC, an investment fund, from 2001 to May 2015.
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
1701 East Mossy Oaks Road,
Spring, Texas 77389
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
Business and Operational Risks
We are unable to predict the extent to which the ongoing global COVID-19 pandemic, or other outbreaks, epidemics, pandemics, or public health crises may adversely impact our business operations, financial performance and results of operations.
For the past two years, the COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. The pandemic has resulted in, and may continue to or at a later time result in, a global slowdown of economic activity, including travel restrictions, prohibitions of non-essential activities in some cases, disruption and shutdown of businesses and greater uncertainty in global financial markets. Our operations have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control, including the various restrictions imposed by cities, counties, states and countries on our employees, customers, partners and suppliers designed to limit the spread of COVID-19. Although the immediate impacts of the COVID-19 pandemic have been assessed and mitigated, the ultimate extent of the impact of the pandemic, including as a result of possible subsequent outbreaks of COVID-19 or of new variants thereof and measures taken in response thereto, will depend on future developments, which remain highly uncertain and cannot currently be predicted.
Based on employee vaccination rates and public health guidance, we have begun a return to most HPE offices on a hybrid basis for most employees, adhering to any government requirements in effect locally. We continue to monitor the situation, including cases within our workforce, and will take action to adjust office attendance policies as circumstances warrant in order to protect the health and safety of employees, contractors, and others who visit our sites. Vaccination requirements or other risk mitigation strategies for site entry and other activities remain in effect in many countries where it is legally permissible to implement such a requirement(s), though discretion to implement such policies has been returned to local executive leadership.
The pandemic and its uneven recovery have adversely affected, continue to adversely affect, and we expect may continue to adversely affect, our business, in a variety of ways, including by restricting our operations and sales, marketing and distribution efforts; and disrupting the supply chains of hardware products. In addition, as the COVID-19 pandemic has disrupted the operations of our customers, partners, and suppliers, there have been, and there may continue to be, delays of hardware product shipments from our vendors and out of our manufacturing and logistics operations worldwide as a result of capacity issues. While capacity shortages are beginning to show signs of recovery, they may nevertheless persist, adversely disrupting our business. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which has adversely impacted, and may continue to adversely impact, our stock price, our ability to access capital markets, and our ability to fund liquidity needs.
Outbreaks, epidemics, pandemics, or public health crises may in the future adversely affect, among other things, demand for our products and services; our operations and sales, marketing, and distribution efforts; the supply chains of hardware products and components; our research and development capabilities; our engineering, design, and manufacturing processes; and other important business activities. Outbreaks, epidemics, pandemics, or public health crises may also result in our restriction or suspension of international and/or domestic travel, prohibitions of non-essential activities in some cases, and limit our in-person activities within HPE and with customers. Such outbreaks, epidemics, pandemics, or public health crises may also present operational challenges, such as unanticipated disruptions in services provided through our localized physical infrastructure, which can in turn curtail the functioning of critical components of our IT systems, and adversely affect our ability to fulfill orders, provide services, respond to customer requests and maintain our worldwide business operations.
The negative impacts of the global COVID-19 pandemic or other outbreaks, epidemics, pandemics, or public health crises on the broader global economy and related impacts on our or our customers’ business operations and demand for our products and services will depend on future developments and actions taken in response to such events, which are highly uncertain and cannot be predicted. Additional impacts and risks that we are not currently aware of may arise. We are similarly unable to predict the full extent of the impact of the COVID-19 pandemic or other outbreaks, epidemics, pandemics, or public health crises on our customers, partners, and suppliers. To the extent the COVID-19 pandemic or other outbreaks, epidemics, pandemics, or public health crises adversely affect our business, results of operations, financial condition, and stock price, they may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Form 10-K.

Table of Content

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our worldwide operations and supply chain could be disrupted by natural or human-induced disasters including, but not limited to, earthquakes; tsunamis; floods; hurricanes, cyclones or typhoons; fires; other extreme weather conditions; power or water shortages; telecommunications failures; materials scarcity and price volatility; terrorist acts, civil unrest, conflicts or wars; and medical epidemics or pandemics. The impacts and frequency of any of the above could furthermore be exacerbated by climate change, particularly in countries where we operate that have limited infrastructure and disaster recovery resources. We are predominantly self-insured to mitigate the impact of most catastrophic events. Although it is impossible to completely predict the occurrences or consequences of any such events, forecasting disruptive events and building additional resiliency into our operations accordingly will become an increasing business imperative. The occurrence of business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, decrease in demand for our products, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain, result in the need to impose employee travel restrictions and require substantial expenditures and recovery time in order to fully resume operations.
Climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our worldwide business operations. Our corporate headquarters is located in Spring, Texas, which suffers from floods, hurricanes, and other extreme weather, and a portion of our research and development activities are located in California, which suffers from drought conditions and catastrophic wildfires, each affecting the health and safety of our employees. In California, to mitigate wildfire risk, electric utilities have been periodically deploying public safety power shutoffs, which affects electricity reliability to our facilities and our communities. In 2017, our principal worldwide IT data centers in Houston were flooded due to Hurricane Harvey. Since then, HPE has increased its resiliency through site selection and infrastructure technological investments to mitigate and adapt to physical risks from climate change. While we seek to mitigate our business risks associated with climate change through such efforts, we may be unsuccessful in doing so as there are inherent climate-related risks wherever business is conducted. Furthermore, climate change may reduce the availability or increase the cost of insurance for these negative impacts of natural disasters by contributing to an increase in the incidence and severity of such natural disasters.
The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the United States, Puerto Rico, Czech Republic, Mexico, China, Malaysia, Taiwan, and Singapore. We also rely on major logistics hubs, which are strategically located near manufacturing facilities in the major regions and in proximity to HPE's distribution channels and customers. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, IT system failures, military actions or economic, business, labor, environmental, public health, regulatory, or political issues. Other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near vulnerable locations is continuing to be assessed.
Our transition to a software consumption-based business model may adversely affect our business, operating results and free cash flow.
We are currently transitioning to an as-a-service company, providing our entire portfolio through a range of software consumption-based, pay-per-use and as-a-service offerings. We will also continue to provide our hardware and software in a capital expenditure and license-based model, ultimately giving our customers choices in consuming HPE products and services in a traditional or as-a-service offering. Such business model changes entail significant risks and uncertainties, and we may be unable to complete the transition to a software consumption-based business model or manage the transition successfully and in a timely manner, and our ability to accurately forecast our future operating results may be adversely affected. Additionally, we may not realize all of the anticipated benefits of the software consumption transition, even if we successfully complete the transition. The transition to a software consumption-based business model also means that our historical results, especially those achieved before we began the transition, may not be indicative of our future results. Further, as customer demand for our software consumption-based business model offerings increases, we will experience differences in the timing of revenue recognition between our traditional offerings (for which revenue is generally recognized at the time of delivery) and our as-a-service offerings (for which revenue is generally recognized ratably over the term of the arrangement).
In addition, the transition to an as-a-service company is expected to require incremental capital requirements, resulting in a negative impact to cash flows in the near term, and may require us to dedicate additional resources, including sales and marketing costs. Furthermore, we anticipate needing to continually adapt our go-to-market structure, to better align with the software consumption-based business model. We must adapt our sales processes for new sales and marketing approaches, including those required by our shift to software consumption-based services and other changes resulting from the pandemic. Changing our go-to-market structure may affect employee compensation models and ultimately our ability to retain employees.

Table of Content

There is no assurance that we will be able to successfully implement these adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments. Further, our software consumption offerings could subject us to increased risk of liability related to the provision of services as well as operational, technical, legal or other costs.
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
•Component shortages. We have been and are currently experiencing delays and shortages of certain components as a result of strong demand and capacity constraints due to economic changes resulting from the COVID-19 pandemic, disruptions in the operations of component suppliers, and other problems experienced by suppliers or problems faced during the transition to new suppliers. As shortages or delays persist, the price of certain components has increased, and we may be exposed to quality issues and delivery delays. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, our business and financial performance could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some product or service offerings, which could result in further costs and delays.
•Excess supply. In order to secure components for our products or services, at times we may make advance payments to suppliers or enter into long term agreements, non-cancelable commitments, or other inventory management arrangements with vendors. In addition, we may purchase components strategically in advance of demand to take advantage of favorable pricing or to address concerns about the availability of future components. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components, which could adversely affect our business and financial performance.
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
•Single-source suppliers. We obtain certain components from single-source suppliers due to technology, availability, price, quality, scale or customization needs. Replacing a single-source supplier could delay production of some products as replacement suppliers may initially be unable to meet demand or be subject to other output limitations. For some components, such as customized components, alternative sources either may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single-source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single-source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity, and price of our components. The loss of a single-source supplier, the deterioration of our relationship with a single-source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single-source supplier could adversely affect our business and financial performance.

Table of Content

While our restructuring plans are substantially complete, their implementation periods are ongoing, and it is possible that we may not achieve all of the expected benefits of such restructuring plans.
We have announced and have been implementing, restructuring plans, including the HPE Next initiative (whereby we are simplifying our operating model and streamlining our offerings, business processes and business systems) and the cost optimization and prioritization plan, in order to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies that we expect to reduce costs, as well as simplify our organizational structure, upgrade our IT infrastructure and redesign business processes. While our restructuring plans are substantially complete, their implementation periods are ongoing, and it is possible that we may not be able to maintain all the cost savings and benefits that were attained in connection with our restructurings. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If we fail to sustain all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, the HPE Next initiative and the cost optimization and prioritization plan, see Note 3, "Transformation Programs", to the Consolidated Financial Statements in Item 8 of Part II.
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

Table of Content

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
As a leading technology firm, we are exposed to attacks from criminals, nation state actors and activist hackers (collectively, "malicious parties") who have been able to circumvent or bypass our cyber security measures. Although some of these attacks have caused disruptions or exposure of information, so far, these attacks have not resulted in material losses to HPE, nor have any of HPE's consumers, customers, or employees informed HPE that these attacks resulted in material harm to them. It is possible that future attacks may result in material misappropriation, system disruptions or shutdowns, malicious alteration, or destruction of our confidential or personal information or that of third parties. Malicious parties also may be able to develop and deploy viruses, worms, ransomware, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products, including within our cloud-based environments and offerings. Malicious parties may compromise our manufacturing supply chain and the systems or networks of other third parties on whom we rely, and as such, may embed malicious software or hardware in our products for use in compromising our customers. Geopolitical tensions or conflicts, such as the ongoing conflict between Russia and Ukraine, may create a heightened risk of such cyberattacks or exacerbate system vulnerabilities, especially in light of our hybrid work environment. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including flaws that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, including bugs, viruses, worms, malicious software programs, and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service, and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.
We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, our business may process, store and transmit customer data, including commercially sensitive and personal data, subject to the European General Data Protection Regulation, the California Consumer Privacy Act, the California Privacy Rights Act, and other privacy laws. With our business increasingly providing as-a-service offerings, malicious parties could target such services, potentially resulting in an increased risk of compromise of customer data and regulatory exposure. Incidents involving our cyber or physical security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information, sensitive, confidential, or personal data about us, our clients, or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery, or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in regulatory fines, litigation, and potential liability for us, damage our brand and reputation, or otherwise harm our business. We also could lose existing or potential customers of services or other IT solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of managing an incident and implementing further data protection measures could be significant.
Portions of our IT infrastructure also have experienced, and may experience, interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource intensive. Furthermore, our data centers depend on predictable and reliable energy and networking capabilities, the cost or availability of which could be adversely affected or disrupted by a variety of factors, including but not limited to the effects of climate change. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins, or lost customers resulting from these disruptions could reduce our revenue, increase our expenses, damage our reputation, and adversely affect our stock price.

Table of Content

If we cannot successfully execute our go-to-market strategy and continue to develop, manufacture and market innovative products, services, and solutions, our business and financial performance may suffer.
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
The process of developing and improving an edge-to-cloud platform as-a-service solution and enhancing existing hardware and software products, services, and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share, results of operations and financial condition. For example, as the transition to an environment characterized by cloud-based computing and software being delivered as-a-service progresses, we must continue to successfully develop and deploy cloud-based solutions for our customers. We must make long-term investments, develop or obtain and protect appropriate intellectual property, and commit significant research and development and other resources before knowing whether our predictions will accurately reflect customer demand for our products, services, and solutions. Should such efforts fail to produce actionable insights or our products not perform as promised, our business results may be adversely affected. Any failure to accurately predict technological and business trends, control research and development costs or execute our innovation strategy could harm our business and financial performance. Our research and development initiatives may not be successful in whole or in part, including research and development projects which we have prioritized with respect to funding and/or personnel.
Having developed an edge-to-cloud platform product in HPE GreenLake, we must be able to continue to scale quickly while also managing costs and preserving margins. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so within a given product's life cycle or at all. Our HPE GreenLake edge-to-cloud platform faces competition from peer companies with their own cloud platform offerings, and to succeed, we will need to compete effectively across numerous factors. Any delay in the development, production or marketing of a new product, service or solution, including new features of the HPE GreenLake edge-to-cloud platform, could result in our offerings being late to reach the market, which could further harm our competitive position.
If we cannot continue to produce quality products and services, our reputation, business and financial performance may suffer.
In the course of conducting our business, we must adequately address quality issues associated with our products, services, and solutions, including defects in our engineering, design, and manufacturing processes and unsatisfactory performance under service contracts, as well as defects in third-party components included in our products and unsatisfactory performance or even malicious acts by third-party contractors or subcontractors or their employees. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to develop and implement appropriate solutions. However, the products, services, and solutions that we offer are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errors, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch") to address quality issues with our products, we may delay shipment to customers, which could delay revenue recognition and receipt of customer payments and could adversely affect our revenue, cash flows, and profitability. In addition, after products are delivered, quality issues may require us to repair or replace such products. Addressing quality issues can be expensive and may result in additional warranty, repair, replacement and other costs, adversely affecting our financial performance. If new or existing customers have difficulty operating our products or are dissatisfied with our services or solutions, our results of operations could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect our results of operations.
Issues in the development and use of artificial intelligence may result in reputational harm or liability.
We currently incorporate AI capabilities into certain of our offerings, and our research into and continued development of such capabilities remain ongoing. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain

Table of Content

biased information. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Some AI scenarios present ethical issues, and while we aim to use AI ethically and attempt to predict and anticipate ethical issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm.
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
Our financial results could be materially adversely affected due to distribution channel conflicts or if the financial conditions of our channel partners were to weaken. Our results of operations may be adversely affected by any conflicts that might arise between our various distribution channels or the loss or deterioration of any alliance or distribution arrangement. Moreover, some of our wholesale distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation, and market trends. Many of our significant distributors operate on narrow margins and have been negatively affected by business pressures in the past. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution channel partners. Revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors' financial conditions, abilities to borrow funds in the credit markets or operations weaken.
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
In order to be successful, we must attract, retain, train, motivate, develop, and transition key employees, and failure to do so could seriously harm us.
In order to be successful, we must attract, retain, train, motivate, develop, and transition qualified executives and other key employees, including those in managerial, technical, development, sales, marketing, and IT support positions. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. Certain equity-based incentive awards for certain executives contain conditions relating to our stock price performance and our long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the stockholder approval needed to continue granting equity-based incentive awards in the amounts we believe are necessary, our ability to attract, retain, and motivate executives and key employees could be weakened.
Our failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations. As competition for highly skilled employees in our industry has grown increasingly intense, we have experienced, and may continue to experience, higher than anticipated levels of employee attrition. These risks to attracting and retaining the necessary talent may be exacerbated by recent labor constraints and inflationary pressures on employee wages and benefits.

Table of Content

Failure to meet ESG expectations or standards or achieve our ESG goals could adversely affect our business, results of operations, financial condition, or stock price.
There has been an increased focus from regulators and stakeholders on ESG matters, including greenhouse gas emissions and climate-related risks; diversity, equity, and inclusion; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. Given our commitment to ESG, we actively manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine or even expand further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations and our efforts and ability to manage these issues, provide updates on them, and accomplish our goals, commitments, and targets present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have a material adverse impact on our business, including on our reputation and stock price. Further, there is uncertainty around the accounting standards and climate-related disclosures associated with emerging laws and reporting requirements and the related costs to comply with the emerging regulations.
Our failure or perceived failure to achieve our ESG goals, maintain ESG practices, or comply with emerging ESG regulations that meet evolving regulatory or stakeholder expectations could harm our reputation, adversely impact our ability to attract and retain customers and talent, and expose us to increased scrutiny from the investment community and enforcement authorities. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on ESG-related issues. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and could also reduce our stock price.
Industry Risks
We operate in an intensely competitive industry, and competitive pressures could harm our business and financial performance.
We encounter aggressive competition from numerous and varied competitors in all areas of our business, and our competitors have targeted and are expected to continue targeting our key market segments. We compete primarily on the basis of our technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, product range and ease of use, account relationships, customer training, service and support, and security of our offerings. If our products, services, support, and cost structure do not enable us to compete successfully based on any of those criteria, our results of operations and business prospects could be harmed.
We have a large portfolio of products and services and must allocate our financial, personnel and other resources across all of our products and services while competing with companies that have smaller portfolios or specialize in one or more of our product or service lines. As a result, we may invest less in certain areas of our business than our competitors do, and our competitors may have greater financial, technical, and marketing resources available to them compared to the resources allocated to our products and services that compete against their products and services. Industry consolidation may also affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate. Additionally, our competitors may affect our business by entering into exclusive arrangements with our existing or potential customers or suppliers.
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
We face aggressive price competition and may continue to do so. As a consequence of inflation and higher supply chain and manufacturing costs, we have been increasing the prices of many of our products and services to maintain or improve our revenue and gross margin. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete, or who can obtain better pricing, more favorable contractual terms and conditions, or more favorable allocations of products and components during periods of limited supply may be able to offer lower prices than we are able to offer. Our cash flows, results of operations, and financial condition may be adversely affected by these and other industry-wide pricing pressures.
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

Table of Content

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
Our business and financial performance depend significantly on worldwide economic conditions and the demand for technology hardware, software and services in the markets in which we compete. Economic weakness and uncertainty may adversely affect demand for our products, services, and solutions, may result in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges, and may make it more difficult for us to manage inventory and make accurate forecasts of revenue, gross margin, cash flows, and expenses.
Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Poor financial performance of asset markets combined with lower interest rates and the adverse effects of fluctuating currency exchange rates could lead to higher pension and post-retirement benefit expenses. Interest and other expenses could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, and costs of hedging activities and the fair value of derivative instruments. For example, in response to increasing inflation, the U.S. Federal Reserve, along with central banks around the world, have been raising interest rates and signaled expectations of additional rate increases. It is difficult to predict the impact of such events on us, our third-party partners or customers or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. Such actions may impact our ability, desire, or the timing of seeking funding for various investment opportunities. Economic downturns also may lead to restructuring actions and associated expenses. Further, ongoing U.S. federal government spending priorities may limit demand for our products, services, and solutions from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products, services, and solutions.
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
Sales outside the United States constituted approximately 67% of our net revenue in fiscal 2022. Our future business and financial performance could suffer due to a variety of international factors, including:
•ongoing instability or changes in a country's or region's economic or political conditions, including inflation, recession, interest rate fluctuations, and actual or anticipated military or political conflicts, including uncertainties and instability in economic and market conditions caused by the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, and the relationship between China and the U.S.;
•inflationary pressures, such as those the market is currently experiencing, which may increase costs for materials, supplies, and services;
•adverse or uncertain macroeconomic conditions, including fears of a global economic downturn or recession;

Table of Content

•network security, privacy, and data sovereignty concerns, which could make foreign customers reluctant to purchase products and services from U.S.-based technology companies;
•longer collection cycles and financial instability among customers;
•local labor conditions and regulations, including local labor issues faced by specific suppliers and OEMs, or changes to immigration and labor law policies which may adversely impact our access to technical and professional talent;
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
The ongoing conflict between Russia and Ukraine has impacted business and financial performance in that region. HPE is proceeding with an exit of our remaining business in Russia and Belarus, while closely monitoring and analyzing the trade restrictions imposed against Russia and Belarus by the United States, the European Union (the “EU”), and several other jurisdictions to ensure HPE’s compliance with applicable laws. We cannot provide any assurance that such exit will be efficient or uninterrupted, which may negatively impact our operational expenses due to increased relocation costs or impact service delivery in such geographies.
We implement policies, procedures, and training designed to facilitate compliance with anti-corruption laws around the world, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. But in many foreign countries, particularly in those with developing economies, people may engage in business practices prohibited by anti-corruption laws. Our employees and third parties we work with may take actions in violation of our policies, and those actions could have an adverse effect on our business and reputation.
We are exposed to fluctuations in foreign currency exchange rates.
Currencies other than the U.S. dollar, including the euro, the Japanese yen and British pound can have an impact on our results as expressed in U.S. dollars. Currency volatility contributes to variations in our sales of products and services in impacted jurisdictions. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could adversely affect our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.
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
Intellectual Property Risks
Our financial performance may suffer if we cannot continue to develop, license, or enforce the intellectual property rights on which our businesses depend.
We rely upon patent, copyright, trademark, trade secret, and other intellectual property laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers, and other parties, to establish and maintain intellectual property rights in the products and services we sell, provide, or otherwise use in our operations. However, any of our intellectual property rights could be challenged, invalidated, infringed, or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use; this, too, could adversely affect our ability to sell products or services and our competitive position.

Table of Content

Our products and services depend in part on intellectual property and technology licensed from third parties.
Much of our business and many of our products rely on key technologies developed or licensed by third parties. For example, many of our software offerings are developed using software components or other intellectual property licensed from third parties, including through both proprietary and open source licenses. These third-party software components may become obsolete, defective, or incompatible with future versions of our products, or our relationship with the third party may deteriorate, or our agreements with the third party may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we must carefully monitor and manage our use of third-party software components, including both proprietary and open source license terms that may require the licensing or public disclosure of our intellectual property without compensation or on undesirable terms. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our business, including our financial condition and results of operations. In addition, it is possible that as a consequence of a merger or acquisition, third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Because the availability and cost of licenses from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license to our competitors will either refuse to license us at all, or refuse to license us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.
Third-party claims of intellectual property infringement, including patent infringement, are commonplace in the IT industry and successful third-party claims may limit or disrupt our ability to sell our products and services.
Third parties may claim that we or customers indemnified by us are infringing upon their intellectual property rights. Patent assertion entities frequently purchase intellectual property assets for the purpose of extracting infringement settlements. If we cannot license, or replace, allegedly infringed intellectual property on reasonable terms, our operations could be adversely affected. Even if we believe that intellectual property claims are without merit, they can be time-consuming and costly to defend against and may divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, discontinue certain product offerings, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing, or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.
Financial Risks
Failure to maintain a satisfactory credit rating could adversely affect our liquidity, capital position, borrowing costs, and access to capital markets.
We currently maintain investment grade credit ratings with Moody's Investors Service, Standard & Poor's Ratings Services, and Fitch Ratings Services. Despite these investment grade credit ratings, any future downgrades could increase the cost of borrowing under any indebtedness we may incur, reduce market capacity for our commercial paper, or require the posting of additional collateral under our derivative contracts. Additionally, increased borrowing costs, including those arising from a credit rating downgrade, can potentially reduce the competitiveness of our financing business. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position, and access to capital markets.
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

Table of Content

•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase our common stock.
Recent quantitative tightening by the U.S. Federal Reserve, along with other central banks around the world, may affect our short-term ability or desire to incur debt. To the extent that we incur additional indebtedness, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.
The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.
Our revenue, gross margin, and profit vary among our diverse products and services, customer groups, and geographic markets and therefore, will likely be different in future periods than our historical results. Our revenue depends on the overall demand for our products and services. Delays or reductions in IT spending by our customers or potential customers could have a material adverse effect on demand for our products and services, which could result in a significant decline in revenue. In addition, revenue declines in some of our businesses may affect revenue in our other businesses as we may lose cross-selling opportunities. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer, and geographic mix reflected in that period's net revenue.
The conflict between Russia and Ukraine and the trade sanctions imposed by the U.S., the EU, and other countries in response have negatively impacted our operations and financial performance in both countries. There could be additional negative impacts to our net revenues, earnings, and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, economic recessions in certain neighboring countries or globally, due to inflationary pressures and supply chain cost increases or the geographic proximity of the war relative to the rest of Europe.
Furthermore, the relationship between China and the U.S., and any subsequent action that may be taken by either country, may negatively impact our operations and financial performance. There could be additional uncertainty surrounding the enforceability of contract obligations, as well as the timing and form of payments from China.
Competition, lawsuits, investigations, increases in component and manufacturing costs that we are unable to pass on to our customers, component supply disruptions, and other risks affecting our businesses may have a significant impact on our overall gross margin and profitability. Variations in fixed cost structure and gross margins across business units and product portfolios may lead to significant operating profit volatility on a quarterly or annual basis. In addition, newer geographic market opportunities may be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, increased component or shipping costs, regulatory impacts, and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may lead to adjustments to our operations. Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period.
Our uneven sales cycle and supply chain disruptions make planning and inventory management difficult and future financial results less predictable.
In some of our businesses, our quarterly sales have periodically reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting revenue, earnings, cash flow from operations, and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be canceled. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages, or global logistics disruptions, could adversely impact our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected. We experience some seasonal trends in the sale of our products that also may produce variations in our quarterly results and financial condition. Many of the factors that create and affect seasonal trends are beyond our control.
Separately, supply chain shortages and constraints have, in some instances, resulted in increases to the costs of production of our hardware products that we may not be able to pass on to our customers. We have, in some instances, responded to such constraints by committing to higher inventory purchases and balances relative to our historical positions in order to secure manufacturing capacity. While these measures have been taken to shorten lead times to deliver products to customers, they may

Table of Content

also result in excess or obsolete components in the future if the demand for our products is less than we anticipate, which could adversely affect our business and financial performance.
We make estimates and assumptions in connection with the preparation of our Consolidated Financial Statements and any changes to those estimates and assumptions could adversely affect our results of operations.
In connection with the preparation of our Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, as discussed in Note 1, "Overview and Summary of Significant Accounting Policies—Use of Estimates" and Note 17, "Litigation and Contingencies," to our Consolidated Financial Statements in Item 8 of Part II, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.
Regulatory Risks
Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations.
We are subject to various federal, state, local, and foreign laws and regulations such as those concerning environmental protection. For example, we face increasing complexity related to product design; the use of regulated, hazardous, and scarce materials; the associated energy consumption and efficiency related to the use of products; the transportation and shipping of products; climate change regulations; and the reuse, recycling and/or disposal of products and their components at end-of-use or useful life as we adjust to new and future requirements relating to our transition to a more circular economy. A significant portion of our hardware revenues come from international sales. Any changes to current environmental legal requirements, such as the EU's Restriction of Hazardous Substances Directive, the EU's Waste Electrical and Electronic Equipment Directive, China's regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products, the EU's Lot 9 regulation on product energy efficiency, and India's regulation on e-waste collection and recycling, among others, may increase our cost of doing business internationally and impact our hardware revenues from the EU, China, India and/or other countries proposing or adopting similar environmental legal requirements. In addition, other ESG-related laws, regulations, treaties, and similar initiatives and programs are being proposed, adopted, and implemented throughout the world (including, but not limited to, the European Commission’s proposal on Corporate Sustainability Due Diligence). If we were to violate or become liable under environmental or certain ESG-related laws or if our products become non-compliant with such laws or market access requirements, it could result in loss of market access or limit offerings in those markets or our customers may refuse to purchase our products, and we could incur costs or face other sanctions, such as restrictions on our products entering certain jurisdictions, fines, and/or civil or criminal sanctions. Environmental regulations may also impact the availability and cost of energy or emissions related to energy consumption which may increase our cost of manufacturing and/or the cost of powering and cooling owned IT infrastructures.
In addition, our business is subject to an ever-growing number of laws addressing privacy and information security. In particular, we face an increasingly complex regulatory environment as we adjust to new and future requirements relating to the security of our offerings. The increase in as-a-service offerings may also be impacted by data localization and international data transfer requirements under various privacy laws, including those arising from the Schrems II ruling in Europe. If we were to violate or become liable under laws or regulations associated with privacy or security, we could incur substantial costs or face other sanctions. Our potential exposure includes regulatory fines and civil or criminal sanctions third-party claims and reputational damage.
Failure to comply with government contracting regulations could adversely affect our business and results of operations.
Our contracts with federal, state, provincial, and local governmental customers are subject to various government procurement laws and regulations, required contract provisions, and other requirements relating to contract formation, administration, and performance, as well as manufacturing content and security requirements. Any violation of government contracting laws and regulations or contract terms could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and fines, treble damages, and suspension from future government contracting. Such failures could also cause reputational damage to our business. In addition, we will continue to be subject to qui tam litigation brought by private individuals on behalf of the government relating to our government contracts. If we are suspended or disbarred from government work or if our ability to compete for new government contracts is adversely affected, our financial performance could suffer.

Table of Content

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding, and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result. There can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process. The carrying value of our deferred tax assets is dependent on our ability to generate future taxable income.
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
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which includes a new corporate alternative minimum tax (the "Corporate AMT"), beginning in fiscal 2024, of 15% on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period and an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision will be dependent on the extent of share repurchases made in future periods. We are evaluating the Corporate AMT and its potential impact on our future U.S. tax expense, cash taxes, and effective tax rate, as well as any other impacts the Inflation Reduction Act may have on our financial position and results of operations.
Risks Related to Prior Separations
The stock distribution in either or both of the completed separations of our former Enterprise Services business and our former Software segment could result in significant tax liability, and DXC Technology Company or Micro Focus International plc (as applicable) may in certain cases be obligated to indemnify us for any such tax liability imposed on us.
The completed separations and mergers of our former Enterprise Services business with DXC Technology Company ("DXC") (the "Everett Transaction" or "Everett") and our Software Segment with Micro Focus International plc ("Micro Focus") (the "Seattle Transaction" or "Seattle") were conditioned upon the receipt of an opinion from outside counsel regarding the qualification of (i) the relevant distribution and related transactions as a "reorganization" within the meaning of Sections 368(a), 361 and 355 of the Internal Revenue Code of 1986 (the "Code"); and (ii) the relevant merger as a "reorganization" within the meaning of Section 368(a) of the Code. While the Seattle Transaction generally qualified for tax-free treatment for us, Seattle SpinCo and Micro Focus, the acquisition of Seattle SpinCo by Micro Focus resulted in the recognition of gain (but not loss) for U.S. persons who received Micro Focus American Depositary Shares in the Software separation.
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

Table of Content

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
We continue to face a number of risks related to our separation from HP Inc., our former parent, including those associated with ongoing indemnification obligations, which could adversely affect our financial condition and results of operations, and shared use of certain intellectual property rights, which could in the future adversely impact our reputation.
In connection with our separation from HP Inc. on November 1, 2015 (the "Separation"), Hewlett Packard Enterprise and HP Inc. entered into several agreements that determine the allocation of assets and liabilities between the companies following the Separation and include any necessary indemnifications related to liabilities and obligations. In these agreements, HP Inc. agreed to indemnify us for certain liabilities, and we agreed to indemnify HP Inc. for certain liabilities, including cross-indemnities that are designed and intended to place financial responsibility for the obligations and liabilities of our business with us, and financial responsibility for the obligations and liabilities of HP Inc.'s business with HP Inc. We may be obligated to fully indemnify HP Inc. for certain liabilities under the Separation agreements or HP Inc. may not be able to fully cover their indemnification obligations to us under the same Separation agreements. Each of these risks could negatively affect our business, financial position, results of operations, and cash flows.
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
Investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations, or cash flows. Our stock price, like that of other technology companies, can be volatile and can be affected by, among other things, speculation, coverage, or sentiment in the media or the investment community; the announcement of new, planned or contemplated products, services, technological innovations, acquisitions, divestitures, or other significant transactions by us or our competitors; developments in our transformation programs or in our transition to an as-a-service business model; our quarterly financial results and comparisons to estimates by the investment community or financial outlook provided by us; the financial results and business strategies of our competitors; inflation; market volatility or downturns caused by outbreaks, epidemics, pandemics, geopolitical tensions or conflicts, or other macroeconomic dynamics; developments relating to pending investigations, claims, and disputes; or the timing and amount of our share repurchases. General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to Hewlett Packard Enterprise's performance also may affect the price of Hewlett Packard Enterprise's stock. Volatility in the price of our securities could result in the filing of securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.

Table of Content

ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
As of October 31, 2022, we owned or leased approximately 12 million square feet of space worldwide, which included 3 million square feet of vacated space. A summary of the Company's operationally utilized space is provided below.

	As of October 31, 2022
	Owned	Leased	Total
	(Square feet in millions)
Administration and support	2	5	7
(Percentage)	29%	71%	100%
Core data centers, manufacturing plants, research and development facilities, and warehouse operations	1	1	2
(Percentage)	50%	50%	100%
Total	3	6	9
(Percentage)	33%	67%	100%
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
Principal Executive Offices
Our principal executive offices, including our global headquarters, are located at 1701 East Mossy Oaks Road, Spring, Texas, 77389, United States of America.
Product Development, Services and Manufacturing
The location of our major product development, services, manufacturing, and Hewlett Packard Labs facilities are as follows:

Americas Puerto Rico—Aguadilla United States—Alpharetta, Andover, Chippewa Falls, Colorado Springs, Fort Collins, Houston, Milpitas, Roseville, Santa Clara, Spring, Sunnyvale	Europe, Middle East, Africa United Kingdom—Erskine
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
Holders
As of December 1, 2022, there were 48,316 stockholders of record of Hewlett Packard Enterprise common stock.
Dividends
During fiscal 2022, we paid a quarterly dividend of $0.12 per share to our shareholders. On November 29, 2022 we declared a quarterly dividend of $0.12 per share, payable on January 13, 2023, to stockholders of record as of the close of business on December 14, 2022.
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
Issuer Purchases of Equity Securities

Fourth Quarter of Fiscal 2022	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (August 2022)	3,074	$14.47	3,074	$1,468,188
Month 2 (September 2022)	3,220	$12.96	3,220	$1,426,457
Month 3 (October 2022)	3,223	$12.85	3,223	$1,385,018
Total	9,517	$13.41	9,517
On October 13, 2015, the Company's Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion, $5.0 billion and $2.5 billion on May 24, 2016, October 16, 2017 and February 21, 2018, respectively. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. As of October 31, 2022, the Company had a remaining authorization of $1.4 billion for future share repurchases.

Table of Content

Stock Performance Graph and Cumulative Total Return
The graph below shows a comparison of cumulative total stockholder return, the S&P 500 Index, and the S&P Information Technology Index. This graph covers the period from October 31, 2017 through October 31, 2022. This graph assumes the investment of $100 in the stock or the index on October 31, 2017 (and the reinvestment of dividends thereafter). The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

$400
$300
$200
$100
$0
10/31/17
10/31/18
10/31/19
10/31/20
10/31/21
10/31/22
Hewlett-Packard Enterprise
S&P 500 Index
S&P Information Technology Index

	10/2017	10/2018	10/2019	10/2020	10/2021	10/2022
Hewlett Packard Enterprise	$100.00	$112.11	$124.34	$68.23	$119.68	$120.41
S&P 500 Index	$100.00	$107.33	$122.70	$134.60	$192.33	$164.18
S&P Information Technology Index	$100.00	$112.29	$137.63	$185.07	$271.91	$216.82
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
This section of this Form 10-K generally discusses fiscal 2022 and fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021. Discussions of fiscal 2020 items and year-to-year comparisons between fiscal 2021 and fiscal 2020 that are not included in this Form 10-K can be found in "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021, as filed with the SEC on December 10, 2021, which is available on the SEC's website at www.sec.gov.
We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Consolidated Financial Statements, changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Financial Statements. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear elsewhere in this document.
This MD&A is organized as follows:
•Trends and Uncertainties. A discussion of material events and uncertainties known to management, such as the ongoing macroeconomic environment of supply chain constraints and inflationary pressures, our managed exit from Russia and Belarus, recent tax legislation, and other events.
•Executive Overview. A discussion of our business and a summary of our financial performance and other highlights, including non-GAAP financial measures, affecting the Company in order to provide context to the remainder of the MD&A.
•Critical Accounting Policies and Estimates. A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
•Results of Operations. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations at the segment level.
•Liquidity and Capital Resources. An analysis and discussion of changes in our cash flows, financial condition, liquidity, and cash requirements and commitments.
•GAAP to Non-GAAP Reconciliation. Each non-GAAP financial measure has been reconciled to the most directly comparable GAAP financial measure therein. This section also includes a discussion of the usefulness of non-GAAP financial measures, and material limitations associated with the use of non-GAAP financial measures.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

TRENDS AND UNCERTAINTIES
The overall demand environment continues to improve but remains impacted by industry-wide supply constraints, which contributed to a challenging supply chain environment, and inflationary pressures, both of which have been driving up material, logistics, and overall costs. The pandemic-related lockdowns in China we experienced in the first half of the fiscal period alleviated somewhat in the second half of the fiscal period. The challenging supply chain environment moderated our full-year revenue growth, elevated costs, and delayed certain unit shipments, resulting in part in a higher level of backlog and related inventory at the end of the current period as compared to the end of the prior-year period.
To address the challenging supply chain environment, we are taking proactive measures such as guiding certain customer demand to specific products, enhancing component engineering design, and multi-sourcing with indirect procurement. We expect the supply chain environment to continue to present challenges in the near term.
Additionally, we are experiencing a challenging foreign exchange environment, which has moderated our revenue and earnings growth. We expect the unfavorable foreign exchange effects and inflationary trend to continue in the longer term. We expect the substantial completion of our HPE Next and cost optimization and prioritization restructuring plans coupled with related cost reduction measures, and operational efficiencies, to moderate the impact of unfavorable foreign exchange effects and inflationary pressures in fiscal 2023.
Russia/Ukraine Conflict
The conflict between Russia and Ukraine and the related sanctions imposed by the U.S., European Union ("EU"), and other countries in response have negatively impacted our operations in both countries and increased economic and political uncertainty across the world. In response to the sanctions imposed, in February 2022, we suspended all new sales and shipments to Russia and Belarus and implemented compliance measures to address the continuously changing regulatory landscape. Based on a further assessment of business risks and needs, in June 2022, we determined that it is no longer tenable to maintain operations in Russia and Belarus and have been proceeding with an orderly, managed exit of our remaining business in these countries.
In fiscal 2021, our operations in Russia and Belarus accounted for approximately 2% of our total net revenue. During fiscal 2022, we recorded total pre-tax charges of $161 million primarily related to expected credit losses of financing and trade receivables, employee severance, and abandoned assets, $99 million of which was included in Financing cost, $12 million in Cost of services, and $50 million in Disaster charges in the Consolidated Statements of Earnings.
We will continue monitoring the social, political, regulatory, and economic environment in Russia and Ukraine, and will consider further actions as appropriate. More broadly, there could be additional adverse impacts to our net revenues, earnings, and cash flows should the situation continue or escalate geopolitical tensions and the impacts of recession, inflation, and supply chain pressures, both regionally and globally.
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
Other Trends and Uncertainties
We are in the process of addressing many challenges facing our business. One set of challenges include dynamic and accelerating market trends, such as the market shift of workloads to cloud-related information technology ("IT") infrastructure business models, emergence of software-defined architectures and converged infrastructure functionality, and growth in IT consumption models. Certain of our legacy hardware server and storage businesses face challenges as customers migrate to cloud-based offerings and reduce their purchases of hardware products. Therefore, the demand environment for traditional server and storage products is challenging, and lower traditional compute and storage unit volume is impacting support attach opportunities within the associated services organization.

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
A third set of challenges relates to business model changes and our go-to-market execution. We provide our customers with a choice between traditional consumption models or software consumption-based, pay-per-use and as-a-service offerings across our entire portfolio of HPE products and services.
Additionally, the global pandemic has accelerated several trends relevant to the Company. First, the exponential increase of data at the edge driven by the proliferation of devices. Second, the need for a cloud experience everywhere to manage the growth of data at the edge. Third, data growth is creating new opportunities with the need to quickly extract value from the captured data. Enterprises have embraced multi-cloud strategies, as they recognize the need for different cloud environments for different types of data and workloads. Increasingly, customers want to digitally transform, while preserving capital and eliminating operating expense, by paying only for the IT they use.
In response to the aforementioned challenges, we are accelerating our development and innovation efforts in the areas of our strategic focus, including the Intelligent Edge and HPC & AI businesses, while at the same time, strengthening our core Compute and Storage businesses, by investing in key areas of growth and accelerating our as-a-service pivot to become the edge-to-cloud company for our customers and partners with our HPE GreenLake edge-to-cloud platform.
During the fiscal period, we announced significant advancements to our HPE GreenLake edge-to-cloud platform, our flagship hybrid offering that enables organizations to modernize all their applications and data, from edge to cloud and supports multi-cloud experiences everywhere – including clouds that live on-premises, at the edge, in a colocation facility, and in a public cloud. The platform advancements included a unified operating experience with one view of all services edge to cloud along with convergence with the Aruba Central cloud service, twelve new cloud services including network as-a-service, data services, high performance computing functions, compute operations management, and availability of the HPE GreenLake edge-to-cloud platform in the online marketplaces of several leading distributors. We also launched HPE GreenLake for Private Cloud Enterprise, which is a private cloud experience for traditional and cloud-native workloads. These updates strengthen the HPE GreenLake edge-to-cloud platform and help customers drive their data modernization needs.
The following Executive Overview, Results of Operations and Liquidity discussions and analysis compare fiscal 2022 to fiscal 2021, unless otherwise noted. The Capital Resources and, Cash Requirements and Commitments sections present information as of October 31, 2022, unless otherwise noted.
EXECUTIVE OVERVIEW
Net revenue of $28.5 billion represented an increase of 2.6% (increased 5.1% on a constant currency basis) as robust demand reflected by a high order backlog was moderated by a combination of unfavorable currency fluctuations, ongoing supply chain constraints, and lower revenue from Russia. The net revenue increase was led by effective pricing management in server products and strong demand for networking products. The gross profit margin of 33.4% (or $9.5 billion) represents a decrease of 0.3 percentage points and was primarily driven by a combination of supply chain constraints and related cost increases, higher costs in HPC & AI, and unfavorable currency fluctuations. Moderating the gross profit decrease was pricing discipline and strong cost management in server products. The operating profit margin of 2.7%, represents a decrease of 1.4 percentage points primarily due to goodwill impairment charges for the HPC & AI and Software businesses. The decrease in operating profit margin was primarily moderated by lower transformation costs. We generated $4.6 billion of cash flow from operations and $1.8 billion of free cash flows primarily due to improved working capital management.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Financial Results
The following table summarizes our consolidated GAAP financial results:

	For the fiscal years ended October 31,
	2022	2021	Change
	In millions, except per share amounts
Net revenue	$28,496	$27,784	2.6%
Gross profit	$9,506	$9,376	1.4%
Gross profit margin	33.4%	33.7%	(0.3)pts
Earnings from operations	$782	$1,132	(30.9)%
Operating profit margin	2.7%	4.1%	(1.4)pts
Net earnings	$868	$3,427	(74.7)%
Diluted net earnings per share	$0.66	$2.58	$(1.92)
Cash flow from operations	$4,593	$5,871	(21.8)%
The following table summarizes our consolidated non-GAAP financial results:

	For the fiscal years ended October 31,
	2022	2021	Change
	In millions, except per share amounts
Net revenue adjusted for currency	$29,213	$27,784	5.1%
Non-GAAP gross profit	$9,667	$9,424	2.6%
Non-GAAP gross profit margin	33.9%	33.9%	—pts
Non-GAAP earnings from operations	$3,026	$2,848	6.3%
Non-GAAP operating profit margin	10.6%	10.3%	0.3pts
Non-GAAP net earnings	$2,664	$2,602	2.4%
Non-GAAP diluted net earnings per share	$2.02	$1.96	$0.06
Free cash flow	$1,794	$1,551	$243
Each non-GAAP financial measure has been reconciled to the most directly comparable GAAP financial measure herein. Please refer to the section "GAAP to Non-GAAP Reconciliations" included in this MD&A for these reconciliations, usefulness of non-GAAP financial measures, and material limitations associated with the use of non-GAAP financial measures.
Annualized Revenue Run-rate ("ARR")
Our pivot to as-a-service continues its strong momentum with the addition of HPE GreenLake Cloud Services. Our mix of ARR is becoming more software-rich as we build our HPE GreenLake edge-to-cloud platform, which is improving our margin profile. On the innovation front, we announced a transformative new data storage services platform that brings our cloud operations model to wherever data lives by unifying data operations. The platform will be available through HPE GreenLake Central and includes a new data services cloud console and a suite of software subscription services that simplifies and automates global infrastructure at scale. We will continue to invest aggressively in HPE GreenLake Cloud Services to provide a true cloud experience and operating model, whether at the edge, on-premises or across multiple clouds.
ARR represents the annualized revenue of all net HPE GreenLake edge-to-cloud platform services revenue, related financial services revenue (which includes rental income from operating leases and interest income from finance leases), and software-as-a-service, software consumption revenue, and other as-a-service offerings, recognized during a quarter and multiplied by four. We use ARR as a performance metric. ARR should be viewed independently of net revenue and is not intended to be combined with it.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following presents our ARR as of October 31, 2022 and 2021:

	For the fiscal years ended October 31,
	2022	2021
	In millions
ARR	$936	$796
Year-over-year growth rate	17%	36%
The 17% year over year increase in ARR represents growth from our HPE GreenLake edge-to-cloud platform and related financial services. The growth in the HPE GreenLake edge-to-cloud platform was due to an expanding customer installed base moderated by unfavorable currency fluctuations, supply chain constraints and related installation delays. At the segment level, the growth is led by Storage as-a-service including Zerto and Intelligent Edge as-a-service activity.
Returning capital to our shareholders remains an important part of our capital allocation framework, which also consists of strategic investments. We believe our existing balance of cash and cash equivalents, along with commercial paper and other short-term liquidity arrangements, are sufficient to satisfy our working capital needs, capital asset purchases, dividends, debt repayments, and other liquidity requirements associated with our existing operations. As of October 31, 2022, our cash, cash equivalents and restricted cash were $4.76 billion, compared to $4.33 billion as of October 31, 2021, representing an increase of $0.43 billion.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), which requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements are included in Note 1, "Overview and Summary of Significant Accounting Policies", to the Consolidated Financial Statements in Item 8 of Part II. An accounting policy is deemed to be critical if the nature of the estimate or assumption it incorporates is subject to material level of judgment related to matters that are highly uncertain and changes in those estimates and assumptions are reasonably likely to materially impact our Consolidated Financial Statements.
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
The majority of our revenue is derived from sales of products and services and the associated support and maintenance, and such revenue is recognized when, or as, control of promised products or services is transferred to the customer at the transaction price. Transaction price is adjusted for variable consideration which may be offered in contracts with customers, partners, and distributors and may include rebates, volume-based discounts, cooperative marketing, price protection, and other incentive programs.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

To recognize revenue for the products and services for which control has been transferred, we allocate the transaction price for the contract among the performance obligations on a relative standalone selling price ("SSP") basis. We establish SSP for most of our products and services based on the observable price of the products or services when sold separately in similar circumstances to similar customers. When the SSP is not directly observable, we estimate SSP based on management judgment by considering available data, such as internal margin objectives, pricing strategies, market/competitive conditions, historical profitability data, as well as other observable inputs. We establish SSP ranges for our products and services and reassesses them periodically.
Taxes on Earnings
We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the final positions reflected in our income tax returns. We adjust our current and deferred tax provisions based on our tax returns which are generally filed in the third or fourth quarters of the subsequent fiscal year.
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
Our effective tax rate includes the impact of certain undistributed foreign earnings and basis differences for which we have not provided for U.S. federal taxes because we plan to reinvest such earnings and basis differences indefinitely outside the U.S. We will remit non-indefinitely reinvested earnings of our non-U.S. subsidiaries for which deferred U.S. state income and foreign withholding taxes have been provided where excess cash has accumulated and when we determine that it is advantageous for business operations, tax, or cash management reasons.
We are subject to income taxes in the U.S. and approximately 90 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our (Provision) benefit for taxes, Net earnings (loss) and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest, and uncertain tax positions from acquired companies. For further discussion on taxes on earnings, refer to Note 6, "Taxes on Earnings", to the Consolidated Financial Statements in Item 8 of Part II.
Goodwill
We review goodwill for impairment at the reporting unit level annually on the first day of the fourth quarter, or whenever events or circumstances indicate the carrying amount of goodwill may not be recoverable. We are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test.
As of October 31, 2022, our reporting units with goodwill are consistent with the reportable segments identified in Note 2, "Segment Information" to the Consolidated Financial Statements in Item 8 of Part II, with the exception of Corporate Investments and Other which contains three reporting units, Software, CMS and A & PS.
When performing the goodwill impairment test, we compare the fair value of each reporting unit to its carrying amount. An impairment exists if the fair value of the reporting unit is less than its carrying amount. Estimating the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We estimate the fair value of our reporting units using a weighting of fair values derived mostly from the income approach and, to a lesser extent, the market approach, with the exception of the Software reporting unit which uses a weighting derived mostly from the market approach. Under the income approach, the fair value of a reporting unit is based on discounted cash flow analysis of management's short-term and long-term forecast of operating performance. This analysis includes significant assumptions

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

regarding revenue growth rates, expected operating margins, and timing of expected future cash flows based on market conditions and customer acceptances. The discount rate used is based on the weighted-average cost of capital of comparable public companies adjusted for the relevant risk associated with business specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, the fair value is based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. We weight the fair value derived from the market approach commensurate with the level of comparability of these publicly traded companies to the reporting unit. When market comparables are not meaningful or not available, we estimate the fair value of a reporting unit using the income approach. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
Our fiscal 2022 annual goodwill impairment analysis resulted in impairment charges for goodwill related to the HPC & AI and Software reporting units. There was no impairment of goodwill for our other reporting units.
The decline in the fair value of the HPC & AI reporting unit below its carrying value resulted from changes in expected future cash flows as compared to our fiscal 2021 long-term plan due to the continuation of supply chain constraints, and other operational challenges as well as an increase in cost of capital. Prior to the quantitative goodwill impairment test, we tested the recoverability of long-lived assets and other assets of the HPC & AI reporting unit and concluded that such assets were not impaired. As a result, we recorded a goodwill impairment charge of $815 million in the fourth quarter of fiscal 2022.
The HPC & AI reporting unit has remaining goodwill allocated of $2.9 billion as of October 31, 2022 and an excess of fair value over carrying value of net assets of 0% as of the annual test date. The HPC & AI business is facing challenges reflected in the results for the year ended October 31, 2022. The challenges are primarily related to supply chain constraints and other operational challenges impacting our ability to achieve certain customer acceptance milestones required for revenue recognition and resulting cost increases associated with fulfilling contracts over longer than originally anticipated timelines. We currently believe these challenges will be successfully addressed when supply chain constraints ease. If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or if we have significant or sustained decline in our stock price, it is possible our estimates about the HPC & AI reporting unit's ability to successfully address the current challenges may change, which could result in the carrying value of the HPC & AI reporting unit exceeding its estimated fair value and potential impairment charges.
The decline in the fair value of the Software reporting unit resulted primarily from a decline in market multiples. Prior to the quantitative goodwill impairment test, we tested the recoverability of long-lived assets and other assets of the Software reporting unit and concluded that such assets were not impaired. As a result, we recorded a goodwill impairment charge of $90 million in the fourth quarter of fiscal 2022.
The Software reporting unit has remaining goodwill allocated of $123 million as of October 31, 2022 and an excess of fair value over carrying value of net assets of 0% as of the annual test date. As noted above, the Software reporting unit relies significantly on the market approach, which is impacted by market volatility. If global macroeconomic or geopolitical conditions worsen and cause a further decline in equity market or if revenue expectations are not met, this could result in the carrying value of the Software reporting unit exceeding its estimated fair value and potential impairment charges.
The excess of fair value over carrying amount for our reporting units, excluding HPC & AI and Software, ranged from approximately 22% to 142% of the respective carrying amounts. In order to evaluate the sensitivity of the estimated fair value of our other reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease, all of the other reporting units had an excess of fair value over carrying amount.
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
Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingency matters further discussed in Note 17, "Litigation and Contingencies", to the Consolidated Financial Statements in Item 8 of Part II, are

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

not a meaningful indicator of our potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2022, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in our financial statements.
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
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31,
	2022		2021		2020
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$28,496	100.0%	$27,784	100.0%	$26,982	100.0%
Cost of sales	18,990	66.6%	18,408	66.3%	18,513	68.6%
Gross profit	9,506	33.4%	9,376	33.7%	8,469	31.4%
Research and development	2,045	7.2%	1,979	7.1%	1,874	6.9%
Selling, general and administrative	4,941	17.3%	4,929	17.7%	4,624	17.2%
Amortization of intangible assets	293	1.0%	354	1.3%	379	1.4%
Impairment of goodwill	905	3.2%	—	—%	865	3.2%
Transformation costs	473	1.7%	930	3.3%	950	3.5%
Disaster charges	48	0.2%	16	0.1%	26	0.1%
Acquisition, disposition and other related charges	19	0.1%	36	0.1%	80	0.3%
Earnings (loss) from operations	782	2.7%	1,132	4.1%	(329)	(1.2)%
Interest and other, net	(188)	(0.7)%	(211)	(0.8)%	(215)	(0.8)%
Tax indemnification and related adjustments	(67)	(0.2)%	65	0.2%	(101)	(0.4)%
Non-service net periodic benefit credit	134	0.5%	70	0.3%	136	0.5%
Litigation judgment	—	—%	2,351	8.5%	—	—%
Earnings from equity interests	215	0.8%	180	0.6%	67	0.3%
Earnings (loss) before taxes	876	3.1%	3,587	12.9%	(442)	(1.6)%
(Provision) benefit for taxes	(8)	(0.1)%	(160)	(0.6)%	120	0.4%
Net earnings (loss)	$868	3.0%	$3,427	12.3%	$(322)	(1.2)%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2022 compared with fiscal 2021
Net revenue
In fiscal 2022, total net revenue of $28.5 billion, increased by $0.7 billion, or 2.6% (increased 5.1% on a constant currency basis). U.S. net revenue increased by $0.6 billion or 6.5% to $9.4 billion, while net revenue from outside of the U.S. increased by $0.1 billion or 0.7% to $19.1 billion.
From a segment perspective, net revenue increased across many of our segments due to the improved demand environment led by revenue growth of 11%, 4%, and 0.3% in Intelligent Edge, Compute, and HPC & AI, respectively, and decreased 7%, 2%, 1% in Corporate Investments and Other, Financial Services, and Storage, respectively.
The components of the weighted net revenue change by segment were as follows:

	For the fiscal years ended October 31,
	2022	2021
	Percentage Points
Compute	1.6	—
HPC & AI	0.1	0.3
Storage	(0.1)	0.3
Intelligent Edge	1.3	1.6
Financial Services	(0.2)	0.2
Corporate Investments and Other	(0.4)	0.2
Total segment	2.3	2.6
Elimination of intersegment net revenue	0.3	0.4
Total HPE	2.6	3.0
Gross Profit
For the twelve months ended October 31, 2022, the total gross profit margin of 33.4%, represents a decrease of 0.3 percentage points compared to the prior-year period. The decrease was primarily driven by a combination of supply chain constraints and related cost increases, higher costs in HPC & AI, and unfavorable currency fluctuations, with costs from expected credit losses related to exiting our Russia and Belarus businesses adding to the overall decline. Moderating the gross profit decrease was pricing discipline and strong cost management in server products.
Operating expenses
Research and development ("R&D")
R&D expense increased by $66 million, or 3% due primarily to higher overall employee compensation expense, which contributed 1.8 percentage points to the change, and a combination of higher facilities expense, training and travel expenses, and software expenditures, which in total contributed 1.3 percentage points to the change.
Selling, general and administrative ("SG&A")
SG&A expense increased by $12 million, or 0.2% due primarily to higher travel expense as the economy reopens and COVID-19 restrictions ease, higher software expenditures, and the release of bad debt reserves in the prior-year period, which contributed 1.2 percentage points, 0.5 percentage points and 0.3 percentage points to the change, respectively. The increase was partially offset by a combination of lower employee cost driven by lower variable compensation expense and cost savings from our transformation programs which in total contributed 1.9 percentage points to the change. Additionally, the overall increase in SG&A expense was moderated across various expense categories by favorable currency fluctuations.
Amortization of intangible assets
Amortization expense decreased by $61 million, or 17% due to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods moderated by an increase in amortization expense in the current period resulting

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

from recent acquisitions. Additionally, the decrease in the current fiscal period was due to certain write-offs taken in the prior fiscal period.
Impairment of goodwill
Impairment of goodwill for fiscal 2022 represents a partial goodwill impairment charge of $905 million recorded in the fourth quarter of fiscal 2022, as it was determined that the fair value of the HPC & AI and Software reporting units was below the carrying value of their net assets. Refer to Note 11, "Goodwill and Intangible Assets" to the Consolidated Financial Statements in Item 8 of Part II for more information.
Transformation programs and costs
Our transformation programs consist of the cost optimization and prioritization plan (launched in 2020) and the HPE Next initiative (launched in 2017).
Transformation costs decreased by $457 million, or 49% due primarily to lower restructuring charges recorded in the current fiscal period as restructuring actions related to employee severance, infrastructure, and other under the cost optimization and prioritization plan are approaching completion primarily in fiscal 2023. For a further discussion, refer to Note 3, “Transformation Programs" to the Consolidated Financial Statements in Item 8 of Part II.
Interest and other, net
Interest and other, net expense decreased by $23 million due primarily to early debt redemption costs incurred in the prior-year period, while in the current-year period a combination of higher gains from the sale of certain assets, lower interest expense from lower average borrowings, and increased interest income from higher interest rates contributed to the net expense decline. This decline was moderated by the current period containing lower gains from equity investments and unfavorable currency fluctuations.
Tax indemnification and related adjustments
We record changes in certain pre-separation tax liabilities for which we shared joint and several liability with HP Inc. and for which we were indemnified under the Termination and Mutual Release Agreement within Tax indemnification and related adjustments. We also record changes to certain pre-separation and pre-divestiture tax liabilities and tax receivables for which we remain liable on behalf of the separated or divested business, but which may not be subject to indemnification.
We recorded Tax indemnification and related adjustments expense of $67 million and income of $65 million in fiscal 2022 and 2021, respectively.
Tax indemnification and related adjustments in fiscal 2022 resulted from changes in certain pre-separation tax liabilities, for which we partially shared joint and several liability with HP Inc. and for which we were indemnified under the Termination and Mutual Release Agreement, and changes to certain pre-divestiture tax liabilities and tax receivables.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Non-service net periodic benefit credit increased by $64 million due primarily to lower amortized actuarial losses, partially offset by higher interest cost due to higher discount rates and lower expected returns on assets in the current period.
Litigation judgment
Litigation judgment represents the $2.35 billion settlement we received in October 2021 in relation to the Itanium litigation judgment. The gain was recognized as other income and presented as a Litigation judgment in the Consolidated Statements of Earnings in the prior-year period. For further discussion, refer to Note 17, “Litigation and Contingencies" to the Consolidated Financial Statements in Item 8 of Part II.
Earnings from equity interests
Earnings from equity interests primarily represents our 49% interest in H3C Technologies and the amortization of our interest in a basis difference. Earnings from equity interests increased by $35 million due primarily to lower amortization expense from basis difference and higher net income earned by H3C in the current period, partially offset by gains from certain venture investments in the prior-year period.
(Provision) benefit for taxes
For fiscal 2022 and 2021, we recorded income tax expense of $8 million and $160 million, respectively, which reflect effective tax rates of 0.9% and 4.5%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but may also be materially impacted by discrete tax adjustments during the fiscal year. Our tax rate for fiscal 2022 also included the effects of the non-deductible goodwill impairment. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented include Puerto Rico and Singapore.
In fiscal 2022, we recorded $454 million of net income tax benefits related to items discrete to the year. These amounts primarily included:
•$150 million of income tax benefits related to releases of foreign valuation allowances,
•$99 million of income tax benefits related to transformation costs and acquisition, disposition and other related charges,
•$43 million of income tax benefits related to the settlement of U.S. tax audit matters,
•$42 million of income tax benefits related to the release of U.S. passive foreign tax credit valuation allowance,
•$30 million of income tax benefits related to the change in pre-separation tax liabilities, primarily those for which the Company shared joint and several liability with HP Inc. and for which the Company was indemnified by HP Inc.
•$27 million of income tax benefits related to the utilization of capital losses which had a full valuation allowance,
•$12 million of income tax benefits as a result of the fiscal 2021 U.S. tax return filing primarily from the decrease in Global Intangible Low Taxed Income, and
•$11 million of net income tax benefits related to settlements and ongoing discussions in foreign tax audit matters.
In fiscal 2021, we recorded $294 million of net income tax benefits related to items discrete to the year. These amounts primarily included:
•$180 million of income tax benefits related to transformation costs and acquisition, disposition and other related charges,
•$157 million of income tax benefits related to releases of foreign valuation allowances,
•$39 million of income tax benefits related to tax rate changes on deferred taxes,
•$32 million of income tax benefits related to the change in pre-separation tax liabilities, primarily those for which we shared joint and several liability with HP Inc. and for which we were indemnified by HP Inc.
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
A description of the products and services for each segment, along with other pertinent information related to Segments can be found in Note 2, "Segment Information", to the Consolidated Financial Statements in Item 8 of Part II.
Segment Results
The following provides an overview of our key financial metrics by segment for fiscal 2022, as compared to fiscal 2021:

	HPE Consolidated		Compute		HPC & AI		Storage		Intelligent Edge		Financial Services		Corporate Investments and Other
	Dollars in millions, except for per share amounts
Net revenue(1)	$28,496		$12,742		$3,192		$4,711		$3,674		$3,339		$1,255
Year-over-year change %	2.6%		3.7%		0.3%		(1.0)%		11.3%		(1.8)%		(7.4)%
Earnings (loss) from operations(2)	$782		$1,780		$11		$682		$549		$399		$(92)
Earnings (loss) from operations as a % of net revenue	2.7%		14.0%		0.3%		14.5%		14.9%		11.9%		(7.3)%
Year-over-year change percentage points	(1.4)	pts	3.2	pts	(7.0)	pts	(1.8)	pts	(0.5)	pts	0.4	pts	(0.3)	pts

(1)HPE consolidated net revenue excludes inter-segment net revenue.
(2)Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster charges and acquisition, disposition and other related charges.
Compute

	For the fiscal years ended October 31,
	2022	2021	2020	2022 vs 2021 % Change	2021 vs 2020 % Change
	Dollars in millions
Net revenue	$12,742	$12,284	$12,274	3.7%	0.1%
Earnings from operations	$1,780	$1,323	$1,002	34.5%	32.0%
Earnings from operations as a % of net revenue	14.0%	10.8%	8.2%
Fiscal 2022 compared with fiscal 2021
Compute net revenue increased by $458 million, or 3.7% (increased 6.0% on a constant currency basis) primarily due to higher average unit prices resulting from a combination of increased sales of server configurations with more complex component architectures in our next generation products and disciplined pricing actions. The net revenue increase was moderated by unfavorable currency fluctuations and lower unit shipments resulting from supply constraints due to the challenging supply chain environment. As a result, we ended the period with a high level of order backlog.
Compute experienced product revenue growth in the rack and synergy server categories moderated by a revenue decline due to certain products approaching their end-of-life. Services net revenue declined primarily due to lower revenue from Russia and the impact of delayed hardware shipments on services contracts.
Compute earnings from operations as a percentage of net revenue increased 3.2 percentage points due to decreases in costs of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease in costs of products and services as a percentage of net revenue was primarily due to pricing discipline and strong cost management partially offset by unfavorable currency fluctuations and the impact of supply chain constraints and related costs.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The decrease in operating expenses as a percentage of net revenue was primarily due to cost reduction measures and lower variable compensation expense.
HPC & AI

	For the fiscal years ended October 31,
	2022	2021	2020	2022 vs 2021 % Change	2021 vs 2020 % Change
	Dollars in millions
Net revenue	$3,192	$3,184	$3,102	0.3%	2.6%
Earnings from operations	$11	$231	$282	(95.2)%	(18.1)%
Earnings from operations as a % of net revenue	0.3%	7.3%	9.1%
Fiscal 2022 compared with fiscal 2021
HPC & AI net revenue increased by $8 million or 0.3% (increased 1.9% on a constant currency basis) as a result of growth in HPC led by Converged Edge Systems (formerly known as Edge Compute) and in Data Solutions. The increase was moderated by a decline in net revenue from HPE Cray products as a result of supply chain constraints and other operational challenges impacting the achievement of certain customer acceptance milestones required for revenue recognition. The increase in net revenue was also moderated by lower services revenue due primarily to an unfavorable portfolio mix of service offerings and unfavorable currency fluctuations.
HPC & AI earnings from operations as a percentage of net revenue decreased 7.0 percentage points primarily due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to higher operational costs, supply chain constraints and related cost increases, and lower revenue from higher-margin services. The increase in operating expenses as a percentage of net revenue was primarily due to higher investments in research and development which focus on high-performance computing and AI solutions, including integrating such solutions into our HPE GreenLake edge-to-cloud platform, partially offset by lower variable compensation expense.
Storage

	For the fiscal years ended October 31,
	2022	2021	2020	2022 vs 2021 % Change	2021 vs 2020 % Change
	Dollars in millions
Net revenue	$4,711	$4,760	$4,682	(1.0)%	1.7%
Earnings from operations	$682	$775	$810	(12.0)%	(4.3)%
Earnings from operations as a % of net revenue	14.5%	16.3%	17.3%
Fiscal 2022 compared with fiscal 2021
Storage net revenue decreased by $49 million, or 1.0% (increased 0.5% on a constant currency basis) due primarily to unfavorable currency fluctuations and supply chain constraints. Net revenue declined in Storage products moderated by an increase in Storage services. The decline in Storage products was led by declines in HPE 3PAR, as we transition to its next generation of product platforms, such as HPE Alletra and HPE Primera products, and lower traditional storage revenue. The increase in Storage services was led by Zerto Services and higher subscription services as we continue our transition to more services-intensive, and software-rich offerings, partially offset by lower support services revenue.
Storage earnings from operations as a percentage of net revenue decreased 1.8 percentage points as cost of products and services as a percentage of net revenue remained unchanged and operating expenses as a percentage of net revenue increased. Cost of products and services as a percentage of net revenue remained unchanged as the impact of increased sales of higher- margin Zerto products was moderated by supply chain constraints and related costs, which unfavorably impacted the mix of certain higher-margin products, and unfavorable currency fluctuations. The increase in operating expenses as a percentage of net revenue was due primarily to higher investments in research and development and SG&A, focused on as-a-service offerings, partially offset by lower variable compensation expense.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Intelligent Edge

	For the fiscal years ended October 31,
	2022	2021	2020	2022 vs 2021 % Change	2021 vs 2020 % Change
	Dollars in millions
Net revenue	$3,674	$3,302	$2,872	11.3%	15.0%
Earnings from operations	$549	$509	$346	7.9%	47.1%
Earnings from operations as a % of net revenue	14.9%	15.4%	12.0%
Fiscal 2022 compared with fiscal 2021
Intelligent Edge net revenue increased by $372 million, or 11.3% (increased 14.0% on a constant currency basis) primarily due to a robust demand environment, reflected in a high backlog, which continues to be impacted by supply constraints resulting from a challenging supply chain environment. Net revenue increased in both Intelligent Edge products and services but was moderated by unfavorable currency fluctuations. The increase in product revenue was primarily driven by the wireless local area network ("WLAN") business, partially offset by declines in the Switching business due to material constraints. Growth in services revenue was led by higher attached support services and our as-a-service offerings.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 0.5 percentage points primarily due to an increase in cost of products and services as a percentage of net revenue partially offset by a decrease in operating expenses as a percentage of net revenue. The increase in cost of product and services as a percentage of net revenue was primarily due to supply chain constraints and related costs and unfavorable currency fluctuations. Operating expenses as a percentage of net revenue decreased primarily due to lower variable compensation expense and an increase in the scale of net revenue.
Financial Services

	For the fiscal years ended October 31,
	2022	2021	2020	2022 vs 2021 % Change	2021 vs 2020 % Change
	Dollars in millions
Net revenue	$3,339	$3,401	$3,352	(1.8)%	1.5%
Earnings from operations	$399	$390	$284	2.3%	37.3%
Earnings from operations as a % of net revenue	11.9%	11.5%	8.5%
Fiscal 2022 compared with fiscal 2021
FS net revenue decreased by $62 million, or 1.8% (increased 1.7% on a constant currency basis) due primarily to unfavorable currency fluctuations, partially offset by higher asset management revenue from pre-owned equipment sales, lease buyouts, and remarketing equipment sales.
FS earnings from operations as a percentage of net revenue increased 0.4 percentage points due primarily to lower cost of services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease to cost of services as a percentage of net revenue resulted primarily from a combination of lower depreciation expense and bad debt. The decrease in operating expenses as a percentage of net revenue was due primarily to lower employee cost driven by lower variable compensation expense.
The provision for expected credit losses due to the Company's exit from its Russia and Belarus businesses for the year ended October 31, 2022, was excluded from segment operating results.
Financing Volume

	For the fiscal years ended October 31,
	2022	2021	2020
	Dollars in millions
Financing volume	$6,252	$6,168	$6,005

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased by 1.4% in fiscal 2022 as compared to the prior-year period. The increase was primarily driven by higher financing associated with third-party product sales and related service offerings, partially offset by unfavorable currency fluctuations and lower financing of HPE product sales and related service offerings.
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
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of October 31,
	2022	2021
	Dollars in millions
Financing receivables, gross	$8,359	$9,198
Net equipment under operating leases	4,103	4,001
Capitalized profit on intercompany equipment transactions(1)	241	275
Intercompany leases(1)	97	96
Gross portfolio assets	12,800	13,570
Allowance for doubtful accounts(2)	222	228
Operating lease equipment reserve	44	39
Total reserves	266	267
Net portfolio assets	$12,534	$13,303
Reserve coverage	2.1%	2.0%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.5 billion and $11.9 billion at October 31, 2022 and 2021, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at October 31, 2022 and 2021, was $1.6 billion and $1.7 billion, respectively.
As of October 31, 2022 and 2021, FS net cash and cash equivalents were $923 million and $898 million, respectively.
Net portfolio assets as of October 31, 2022 decreased 5.8% from October 31, 2021. The decrease generally resulted from unfavorable currency fluctuations, partially offset by new financing volume exceeding portfolio runoff during the period.
FS bad debt expense includes charges to general reserves, specific reserves and write-offs for sales-type, direct-financing and operating leases. FS recorded net bad debt expense of $82 million, $95 million and $93 million in fiscal 2022, 2021 and 2020, respectively.
As of October 31, 2022, FS experienced a decrease in billed finance receivables compared to October 31, 2021, which included a limited impact to collections from customers as a result of the pandemic, and customers from Russia. We are currently unable to fully predict the extent to which the pandemic and our exit from Russia and Belarus businesses may adversely impact future collections of our receivables.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments and Other

	For the fiscal years ended October 31,
	2022	2021	2020	2022 vs 2021 % Change	2021 vs 2020 % Change
	Dollars in millions
Net revenue	$1,255	$1,356	$1,298	(7.4)%	4.5%
Loss from operations	$(92)	$(95)	$(206)	3.2%	53.9%
Loss from operations as a % of net revenue	(7.3)%	(7.0)%	(15.9)%
Fiscal 2022 compared with fiscal 2021
Corporate Investments and Other net revenue decreased by $101 million, or 7.4% (decreased 0.4% on a constant currency basis) due to unfavorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue increased 0.3 percentage points due primarily to lower cost of services as a percentage of net revenue and an increase in operating expenses as a percentage of net revenue. The decrease in cost of services as a percentage of net revenue was due primarily to improved service delivery efficiencies in A & PS and lower variable compensation expense largely offset by a lower mix of higher margin license revenue in Software. The increase in operating expenses as a percentage of net revenue was due primarily to the scale of the net revenue decline partially offset by lower variable compensation expense.
LIQUIDITY AND CAPITAL RESOURCES
Current Overview
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. We anticipate that the funds made available and cash generated from operations along with our access to capital markets will be sufficient to meet our liquidity requirements for at least the next twelve months and for the foreseeable future thereafter. We continue to monitor the severity and duration of the COVID-19 pandemic and its impact on the U.S. and other global economies, the capital markets, consumer behavior, our businesses, results of operations, financial condition and cash flows. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A.
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S as of October 31, 2022. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
Amounts held outside of the U.S. are generally utilized to support our non-U.S. liquidity needs. Repatriations of amounts held outside the U.S. generally will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on the repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
In connection with the share repurchase program previously authorized by our Board of Directors, during fiscal 2022, we repurchased and settled an aggregate amount of $0.5 billion. As of October 31, 2022, we had a remaining authorization of $1.4 billion for future share repurchases. For more information on our share repurchase program, refer to Note 15, "Stockholders' Equity", to the Consolidated Financial Statements in Item 8 of Part II.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

On April 22, 2022, we entered into an amendment with Unisplendour Corporation (“UNIS”) and H3C Technologies Co. Limited (“H3C”) to the Shareholder Agreement previously entered into between the parties as of May 1, 2016. The amendment extended the Shareholder Agreement to October 31, 2022, the latest date upon which we could put to UNIS all or part of the H3C shares held by us, at a price of 15.0 times the last twelve months net income of H3C.
On October 28, 2022, we entered into a subsequent amendment to the aforementioned Shareholder Agreement to further extend to December 31, 2022, the latest date upon which we may put to UNIS all or part of the H3C shares held by us, at a price of 15.0 times the last twelve months (measured from April 30, 2022) net income of H3C.
Liquidity
Our cash, cash equivalents, restricted cash, total debt and available borrowing resources were as follows:

	As of October 31,
	2022	2021	2020
	In millions
Cash, cash equivalents, and restricted cash	$4,763	$4,332	$4,621
Total debt	$12,465	$13,448	$15,941
Available borrowing resources	$6,161	$6,017	$6,297
Commercial paper programs(1)	$5,208	$5,045	$5,073
Uncommitted lines of credit	$953	$972	$1,224

(1) The maximum aggregate borrowing amount of the commercial paper programs and revolving credit facility is $5.75 billion.
The tables below represent the way in which management reviews cash flows:

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions
Net cash provided by operating activities	$4,593	$5,871	$2,240
Net cash used in investing activities	(2,087)	(2,796)	(2,578)
Net cash (used in) provided by financing activities	(1,796)	(3,364)	883
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(279)	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$431	$(289)	$545
Operating Activities
Net cash provided by operating activities decreased by $1.3 billion for fiscal 2022, as compared to fiscal 2021. The decrease was primarily due to $2.2 billion of after-tax cash resulting from a litigation judgment in the prior-year period, lower variable compensation accruals, and favorable hedging positions moderated by improved working capital and a decrease in financing receivables, as compared to the prior-year period.
Our working capital metrics and cash conversion impacts were as follows:

	As of October 31,
	2022	2021	2020
Days of sales outstanding in accounts receivable ("DSO")	47	49	42
Days of supply in inventory ("DOS")	88	82	48
Days of purchases outstanding in accounts payable ("DPO")	(149)	(128)	(97)
Cash conversion cycle	(14)	3	(7)
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. For the three-month period ending October 31, 2022, as compared to the corresponding prior-year period, DSO decreased by 2 days due primarily to favorable billings linearity, higher early collections and receivables factoring, partially offset by extended payment terms.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. For the three-month period ending October 31, 2022, as compared to the corresponding prior-year period, DOS increased by 6 days due primarily to higher levels of inventory resulting from a combination of supply chain constraints, positioning of inventory to fulfill planned future shipments, and strategic purchases of certain key components.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. For the three-month period ending October 31, 2022, as compared to the corresponding prior-year period, DPO increased by 21 days due primarily to proactive measures we have taken to secure key materials for future shipments and a larger proportion of vendors with longer payment terms.
Investing Activities
Net cash used in investing activities decreased by $0.7 billion in fiscal 2022, as compared to fiscal 2021. The change was primarily due to a combinaton of lower payments in connection with business acquisitions of $0.5 billion, lower cash utilized in net financial collateral activities of $0.3 billion and higher proceeds from the sale of investments, net of purchases of $0.3 billion, partially offset by higher cash utilized for investment in property, plant and equipment, net of sales proceeds of $0.4 billion, as compared to the prior-year period.
Financing Activities
Net cash used in financing activities decreased by $1.6 billion in fiscal 2022, as compared to fiscal 2021. The decrease was due primarily to lower net debt repayments of $1.9 billion and higher cash utilized for share repurchases of $0.3 billion, as compared to the prior-year period.
Free Cash Flow

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions
Net cash provided by operating activities	$4,593	$5,871	$2,240
Litigation judgment, net of taxes paid	—	(2,172)	—
Net cash provided by operating activities, excluding litigation judgment, net of taxes paid	4,593	3,699	2,240
Investment in property, plant and equipment	(3,122)	(2,502)	(2,383)
Proceeds from sale of property, plant and equipment	602	354	703
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(279)	—	—
Free Cash Flow	$1,794	$1,551	$560
Free cash flow represents cash flow from operations, excluding the impact of $2.2 billion in proceeds received in the fourth quarter of fiscal 2021 from a one-time Itanium litigation judgment, less net capital expenditures (investments in property, plant and equipment (“PP&E”) less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. Free cash flow increased by $0.2 billion in fiscal 2022, as compared to fiscal 2021, due to higher cash generated from operating activities (excluding a one-time litigation judgment) led by improved net working capital management, moderated by increased cash used for investments in property, plant and equipment, net of sales proceeds.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Our improved free cash flow and cash position help to ensure we have ample liquidity to run operations, continuing to invest in our business to drive growth and return capital to shareholders.
For more information on the impact from operating assets and liabilities to cash flows, see Note 7, "Balance Sheet Details", to the Consolidated Financial Statements in Item 8 of Part II.
Capital Resources
Debt Levels

	As of October 31,
	2022	2021	2020
	In millions
Short-term debt	$4,612	$3,552	$3,755
Long-term debt	$7,853	$9,896	$12,186
Weighted-average interest rate	4.0%	2.9%	3.2%
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure. We maintain a revolving credit facility and two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. In December 2021, we terminated our prior senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with an aggregate commitment of $4.75 billion for a period of five years. There have been no changes to our commercial paper programs since October 31, 2021.
In December 2020, we filed a shelf registration statement with the Securities and Exchange Commission that allows us to sell, at any time and from time to time, in one or more offerings, debt securities, preferred stock, common stock, warrants, depository shares, purchase contracts, guarantees or units consisting of any of these securities.
As of October 31, 2022 and 2021, no borrowings were outstanding under our revolving credit facility.
As of October 31, 2022 and 2021, no borrowings were outstanding under the Parent Programs, and $542 million and $705 million, respectively, were outstanding under our subsidiary’s program. During fiscal 2022, we issued $3.2 billion and repaid $3.2 billion of commercial paper.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 13, "Financial Instruments", to the Consolidated Financial Statements in Item 8 of Part II.
For more information on our available borrowing resources and the impact of operating assets and liabilities to cash flows, see Note 14, "Borrowings", and Note 7, "Balance Sheet Details", respectively, to the Consolidated Financial Statements in Item 8 of Part II.
Cash Requirements and Commitments
Long-term debt and interest payments on debt
As of October 31, 2022, future principal payment obligations on our long-term debt including asset-backed debt securities totaled $11.9 billion, of which $3.9 billion is due within one year. As of October 31, 2022, our finance lease obligations, including interest, was $55 million, of which $7 million is to be due within one year. For more information on our debt, see Note 14, "Borrowings", to the Consolidated Financial Statements in Item 8 of Part II.
As of October 31, 2022, future interest payments relating to our long-term debt is estimated to be approximately $3.6 billion, of which $0.5 billion is expected to be due within one year. We use interest rate swaps to mitigate the exposure of our fixed rate debt to changes in fair value resulting from changes in interest rates, or hedge the variability of cash flows in the interest payments associated with our variable-rate debt. The impact of our outstanding interest rate swaps as of October 31, 2022 was factored into the calculation of the future interest payments on long-term debt.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Operating lease obligations
We enter into various leases as a lessee for assets including office buildings, data centers, vehicles, and aviation. As of October 31, 2022, operating lease obligations, net of sublease rental income totaled $1.1 billion, of which $171 million is due within one year. These amounts included uncommenced operating leases as of October 31, 2022, and did not reflect imputed interest adjustments. For more information on our leases, see Note 8, "Accounting for Leases as a Lessee", to the Consolidated Financial Statements in Item 8 of Part II.
Unconditional purchase obligations
Our unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty. As of October 31, 2022, unconditional purchase obligations totaled $1.6 billion, of which $449 million is due within one year. For more information on our unconditional purchase obligations, see Note 19, "Commitments", to the Consolidated Financial Statements in Item 8 of Part II.
Retirement Benefit Plan Funding
In fiscal 2023, we anticipate making contributions of $170 million to our non-U.S. pension plans. Our policy is to fund pension plans to meet at least the minimum contribution requirements, as established by various authorities including local government and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are not considered as contractual obligations because they do not represent contractual cash outflows, as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, "Retirement and Post-Retirement Benefit Plans", to the Consolidated Financial Statements in Item 8 of Part II.
Restructuring Plans
As of October 31, 2022, we expect future cash payments of approximately $460 million in connection with our approved restructuring plans, which includes $330 million expected to be paid in fiscal 2023 and $130 million expected to be paid thereafter. Payments for restructuring activities are not considered as contractual obligations, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities, see Note 3, "Transformation Programs", to the Consolidated Financial Statements in Item 8 of Part II.
Uncertain Tax Positions
As of October 31, 2022, we had approximately $297 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $29 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, "Taxes on Earnings", to the Consolidated Financial Statements in Item 8 of Part II.
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
We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party revolving short-term financing arrangements, see Note 7, "Balance Sheet Details", to the Consolidated Financial Statements in Item 8 of Part II.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

GAAP TO NON-GAAP RECONCILIATIONS
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the fiscal years ended October 31,
	2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
GAAP Net revenue	$28,496	100.0%	$27,784	100.0%
GAAP Cost of sales	18,990	66.6%	18,408	66.3%
GAAP gross profit	$9,506	33.4%	$9,376	33.7%
Non-GAAP adjustments
Amortization of initial direct costs	4	—%	8	—%
Stock-based compensation expense	46	0.1%	40	0.2%
Disaster charges(1)	111	0.4%	—	—%
Non-GAAP gross profit	$9,667	33.9%	$9,424	33.9%
Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the fiscal years ended October 31,
	2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
GAAP earnings from operations	$782	2.7%	$1,132	4.1%
Non-GAAP adjustments:
Amortization of initial direct costs	4	—%	8	—%
Amortization of intangible assets	293	1.0%	354	1.3%
Impairment of goodwill	905	3.2%	—	—%
Transformation costs	473	1.6%	930	3.4%
Disaster charges(1)	159	0.6%	16	0.1%
Stock-based compensation expense	391	1.4%	372	1.3%
Acquisition, disposition and other related charges	19	0.1%	36	0.1%
Non-GAAP earnings from operations	$3,026	10.6%	$2,848	10.3%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	For the fiscal years ended October 31,
	2022		2021
	Dollars	Diluted net earnings per share	Dollars	Diluted net earnings per share
	Dollars in millions
GAAP net earnings	$868	$0.66	$3,427	$2.58
Non-GAAP adjustments:
Amortization of initial direct costs	4	—	8	0.01
Amortization of intangible assets	293	0.22	354	0.27
Impairment of goodwill	905	0.69	—	—
Transformation costs	473	0.36	930	0.70
Disaster charges(1)	159	0.12	16	0.01
Stock-based compensation expense	391	0.30	372	0.28
Acquisition, disposition and other related charges	19	0.01	36	0.03
Tax indemnification and related adjustments	67	0.05	(65)	(0.05)
Non-service net periodic benefit credit	(134)	(0.10)	(70)	(0.05)
Litigation judgment	—	—	(2,351)	(1.78)
Early debt redemption costs	—	—	100	0.08
Earnings from equity interests(2)	45	0.03	109	0.08
Adjustments for taxes	(426)	(0.32)	(264)	(0.20)
Non-GAAP net earnings	$2,664	$2.02	$2,602	$1.96

(1) During fiscal year ended 2022, the Company recorded total pre-tax charges of $161 million, primarily related to the Company's exit from its Russia and Belarus businesses. Additionally, in fiscal 2022, Disaster charges included a recovery of $2 million related to COVID-19. Refer to Note 1, "Overview and Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Item 8 of Part II, for further information.
(2) Represents the amortization of basis difference adjustments related to the H3C divestiture.
Reconciliation of net cash provided by operating activities to free cash flow.

	For the fiscal years ended October 31,
	2022	2021
	In millions
Net cash provided by operating activities	$4,593	$5,871
Litigation judgment, net of taxes paid	—	(2,172)
Net cash provided by operating activities, excluding litigation judgment, net of taxes paid	4,593	3,699
Investment in property, plant and equipment	(3,122)	(2,502)
Proceeds from sale of property, plant and equipment	602	354
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(279)	—
Free cash flow	$1,794	$1,551

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
Net revenue on a constant currency basis assumes no change in the foreign exchange rate from the prior-year period. Non-GAAP gross profit and non-GAAP gross profit margin is defined to exclude charges related to the amortization of initial direct costs, stock-based compensation expense and disaster charges. Non-GAAP earnings from operations and non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) consist of earnings from operations excluding any charges related to the amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster charges, stock-based compensation expense and acquisition, disposition and other related charges. Non-GAAP net earnings and non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges, as well as items such as tax indemnification and related adjustments, non-service net periodic benefit credit, litigation judgment, early debt redemption costs, earnings from equity interests, certain income tax valuation allowances and separation taxes, the impact of tax reform, structural rate adjustment and excess tax benefit from stock-based compensation. In addition, non-GAAP net earnings and non-GAAP diluted net earnings per share are adjusted by the amount of additional taxes or tax benefits associated with each non-GAAP item. We believe that excluding the items mentioned above from these non-GAAP financial measures allows management to better understand our consolidated financial performance in relation to the operating results of our segments. Management believes excluding these items facilitates a more meaningful evaluation of our current operating performance in comparison to our peers.
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
We compensate for these limitations on the use of non-GAAP financial measures by relying primarily on our GAAP results and using non-GAAP financial measures only as a supplement. We also provide a reconciliation of each non-GAAP financial measure to its most directly comparable GAAP measure. We believe that providing net revenue on a constant currency basis, non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP earnings from operations, non-GAAP operating profit margin, non-GAAP net earnings, non-GAAP diluted net earnings per share and free cash flow, in addition to the related GAAP measures provides greater transparency to the information used in our financial and operational decision making and allows the reader of our Consolidated Financial Statements to see our financial results “through the eyes” of management.

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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 40 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2022 were the euro, Japanese yen, and British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses as of October 31, 2022 and 2021, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2022 and 2021. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $49 million and $35 million at October 31, 2022 and 2021, respectively.
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
We have performed sensitivity analyses as of October 31, 2022 and 2021, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments, financing receivables, and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments, financing receivables, and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2022 and 2021. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, investments and financing receivables, net of interest rate swaps, of $32 million and $58 million at October 31, 2022 and 2021, respectively.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hewlett Packard Enterprise Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hewlett Packard Enterprise Company and subsidiaries (the Company) as of October 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 8, 2022, expressed an unqualified opinion thereon.
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

Valuation of goodwill

Description of the matter
At October 31, 2022, the Company’s goodwill was $17.4 billion, of which $2.9 billion related to the High Performance Computing and Artificial Intelligence (HPC & AI) reporting unit. As discussed in Note 11 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level and more frequently when warranted based on indicators of impairment. Auditing management’s goodwill impairment test for the HPC & AI reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate of the HPC & AI reporting unit was sensitive to significant assumptions, such as changes in the weighted average cost of capital, revenue growth rate, operating margin and terminal value, which are affected by expectations about future market or economic conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the Company’s HPC & AI reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business model, product mix and other factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.
In addition, we tested management’s reconciliation of the fair value of all of the reporting units to the market capitalization of the Company. We involved our valuation professionals to evaluate the application of valuation methodologies in the Company’s annual impairment test.

Estimation of variable consideration

Description of the matter
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue for sales to its customers after deducting management’s estimates of variable consideration which may include various rebates, volume-based discounts, cooperative marketing, price protection, and other incentive programs that are offered to customers, partners and distributors. Estimated variable consideration is presented within other accrued liabilities on the consolidated balance sheet and totaled $1.1 billion at October 31, 2022. Auditing the estimates of variable consideration was complex and judgmental due to the level of uncertainty involved in management’s estimate of expected usage of these programs.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating variable consideration, including controls over management’s review of the significant assumptions described above.
To test the Company’s determination of variable consideration we performed audit procedures that included, among others, evaluating the methodologies, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions to historical experience of the Company to develop an expectation of the variable consideration associated with product remaining in the distribution channel at October 31, 2022, which we compared to management’s recorded amount. In addition, we inspected the underlying agreements and compared the incentive rates used in the Company’s analyses with contractual rates. We assessed the historical accuracy of management’s estimates by comparing previous estimates of variable consideration to the amount of actual payments in subsequent periods.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2014.
San Jose, California
December 8, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hewlett Packard Enterprise Company

Opinion on Internal Control over Financial Reporting
We have audited Hewlett Packard Enterprise Company and subsidiaries’ internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hewlett Packard Enterprise Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2022, and the related notes and our report dated December 8, 2022 expressed an unqualified opinion thereon.
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
December 8, 2022

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
Hewlett Packard Enterprise's management assessed the effectiveness of Hewlett Packard Enterprise's internal control over financial reporting as of October 31, 2022, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on the assessment by Hewlett Packard Enterprise's management, we determined that Hewlett Packard Enterprise's internal control over financial reporting was effective as of October 31, 2022. The effectiveness of Hewlett Packard Enterprise's internal control over financial reporting as of October 31, 2022 has been audited by Ernst & Young LLP, Hewlett Packard Enterprise's independent registered public accounting firm, as stated in their report on the preceding pages.

/s/ ANTONIO F. NERI	/s/ TAREK A. ROBBIATI
Antonio F. Neri President and Chief Executive Officer	Tarek A. Robbiati Executive Vice President and Chief Financial Officer
December 8, 2022	December 8, 2022

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions, except per share amounts
Net revenue:
Products	$17,794	$17,011	$16,264
Services	10,219	10,279	10,249
Financing income	483	494	469
Total net revenue	28,496	27,784	26,982
Costs and expenses:
Cost of products	12,463	11,892	11,698
Cost of services	6,217	6,304	6,544
Financing cost	310	212	271
Research and development	2,045	1,979	1,874
Selling, general and administrative	4,941	4,929	4,624
Amortization of intangible assets	293	354	379
Impairment of goodwill	905	—	865
Transformation costs	473	930	950
Disaster charges	48	16	26
Acquisition, disposition and other related charges	19	36	80
Total costs and expenses	27,714	26,652	27,311
Earnings (loss) from operations	782	1,132	(329)
Interest and other, net	(188)	(211)	(215)
Tax indemnification and related adjustments	(67)	65	(101)
Non-service net periodic benefit credit	134	70	136
Litigation judgment	—	2,351	—
Earnings from equity interests	215	180	67
Earnings (loss) before (provision) benefit for taxes	876	3,587	(442)
(Provision) benefit for taxes	(8)	(160)	120
Net earnings (loss)	$868	$3,427	$(322)
Net earnings (loss) per share:
Basic	$0.67	$2.62	$(0.25)
Diluted	$0.66	$2.58	$(0.25)

Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,303	1,309	1,294
Diluted	1,322	1,330	1,294

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions
Net earnings (loss)	$868	$3,427	$(322)
Other comprehensive (loss) income before taxes:
Change in net unrealized losses on available-for-sale securities:
Net unrealized losses arising during the period	(16)	(3)	(1)
Gains reclassified into earnings	—	—	(4)
	(16)	(3)	(5)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	1,025	(50)	(40)
Net (gains) losses reclassified into earnings	(978)	156	(21)
	47	106	(61)
Change in unrealized components of defined benefit plans:
Net unrealized (losses) gains arising during the period	(315)	763	(358)
Amortization of net actuarial loss and prior service benefit	155	281	249
Curtailments, settlements and other	5	4	10
	(155)	1,048	(99)
Change in cumulative translation adjustment	(146)	16	(12)
Other comprehensive (loss) income before taxes	(270)	1,167	(177)
Benefit (provision) for taxes	87	(143)	8
Other comprehensive (loss) income, net of taxes	(183)	1,024	(169)
Comprehensive income (loss)	$685	$4,451	$(491)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	As of October 31,
	2022	2021
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,163	$3,996
Accounts receivable, net of allowances	4,101	3,979
Financing receivables, net of allowances	3,522	3,932
Inventory	5,161	4,511
Other current assets	3,559	2,460
Total current assets	20,506	18,878
Property, plant and equipment	5,784	5,613
Long-term financing receivables and other assets	10,537	11,670
Investments in equity interests	2,160	2,210
Goodwill	17,403	18,306
Intangible assets	733	1,022
Total assets	$57,123	$57,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$4,612	$3,552
Accounts payable	8,717	7,004
Employee compensation and benefits	1,401	1,778
Taxes on earnings	176	169
Deferred revenue	3,451	3,408
Accrued restructuring	192	290
Other accrued liabilities	4,625	4,486
Total current liabilities	23,174	20,687
Long-term debt	7,853	9,896
Other non-current liabilities	6,187	7,099
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Common stock, $0.01 par value (9,600 shares authorized; 1,281 and 1,295 issued and outstanding at October 31, 2022 and October 31, 2021, respectively)	13	13
Additional paid-in capital	28,299	28,470
Accumulated deficit	(5,350)	(5,597)
Accumulated other comprehensive loss	(3,098)	(2,915)
Total HPE stockholders' equity	19,864	19,971
Non-controlling interests	45	46
Total stockholders' equity	19,909	20,017
Total liabilities and stockholders' equity	$57,123	$57,699

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions
Cash flows from operating activities:
Net earnings (loss)	$868	$3,427	$(322)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,480	2,597	2,625
Impairment of goodwill	905	—	865
Stock-based compensation expense	391	382	274
Provision for inventory and doubtful accounts	262	176	308
Restructuring charges	214	620	769
Deferred taxes on earnings	(249)	(167)	(294)
Earnings from equity interests	(215)	(180)	(67)
Dividends received from equity investees	197	184	165
Other, net	310	202	163
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(186)	(591)	(461)
Financing receivables	694	(165)	(487)
Inventory	(713)	(1,959)	(527)
Accounts payable	1,707	1,608	(225)
Taxes on earnings	150	(73)	(122)
Restructuring	(334)	(527)	(478)
Other assets and liabilities	(1,888)	337	54
Net cash provided by operating activities	4,593	5,871	2,240
Cash flows from investing activities:
Investment in property, plant and equipment	(3,122)	(2,502)	(2,383)
Proceeds from sale of property, plant and equipment	602	354	703
Purchases of investments	(55)	(60)	(101)
Proceeds from maturities and sales of investments	262	15	48
Financial collateral posted	(148)	(903)	(644)
Financial collateral received	374	805	665
Payments made in connection with business acquisitions, net of cash acquired	—	(505)	(866)
Net cash used in investing activities	(2,087)	(2,796)	(2,578)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	100	(36)	(9)
Proceeds from debt, net of issuance costs	3,296	3,022	7,007
Payment of debt	(3,992)	(5,465)	(5,099)
Settlement of cash flow hedge	(8)	—	—
Net payments related to stock-based award activities	(53)	(29)	(36)
Repurchase of common stock	(512)	(213)	(355)
Cash dividends paid to non-controlling interests, net of contributions	(6)	(18)	(7)
Cash dividends paid to shareholders	(621)	(625)	(618)
Net cash (used in) provided by financing activities	(1,796)	(3,364)	883
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(279)	—	—
Increase (decrease) in cash, cash equivalents and restricted cash	431	(289)	545
Cash, cash equivalents and restricted cash at beginning of period	4,332	4,621	4,076
Cash, cash equivalents and restricted cash at end of period	$4,763	$4,332	$4,621
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$107	$398	$297
Interest expense paid	$453	$486	$574
The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2019	1,294,369	$13	$28,444	$(7,632)	$(3,727)	$17,098	$51	$17,149
Net (loss) earnings				(322)		(322)	11	(311)
Other comprehensive loss					(169)	(169)	—	(169)
Comprehensive (loss) income						(491)	11	(480)
Stock-based compensation expense			278			278		278
Tax withholding related to vesting of employee stock plans			(89)			(89)		(89)
Issuance of common stock in connection with employee stock plans and other	17,397		63			63	1	64
Repurchases of common stock	(24,756)		(346)			(346)		(346)
Cash dividends declared ($0.36 per common share)				(464)		(464)	(16)	(480)
Effects of adoption of accounting standard updates relating to the reclassification of stranded tax effects				43	(43)	—		—
Balance at October 31, 2020	1,287,010	$13	$28,350	$(8,375)	$(3,939)	$16,049	$47	$16,096
Net earnings				3,427		3,427	9	3,436
Other comprehensive income					1,024	1,024	—	1,024
Comprehensive income						4,451	9	4,460
Stock-based compensation expense			382			382		382
Tax withholding related to vesting of employee stock plans			(86)			(86)		(86)
Issuance of common stock in connection with employee stock plans and other	23,135		49	1		50		50
Repurchases of common stock	(15,511)		(225)			(225)		(225)
Cash dividends declared ($0.48 per common share)				(625)		(625)	(10)	(635)
Effects of adoption of ASC 326, Current expected credit losses				(25)		(25)		(25)
Balance at October 31, 2021	1,294,634	$13	$28,470	$(5,597)	$(2,915)	$19,971	$46	$20,017
Net earnings				868		868	5	873
Other comprehensive income					(183)	(183)	—	(183)
Comprehensive income						685	5	690
Stock-based compensation expense			391			391		391
Tax withholding related to vesting of employee stock plans			(111)			(111)		(111)
Issuance of common stock in connection with employee stock plans and other	21,346		54			54	2	56
Repurchases of common stock	(34,943)		(505)			(505)		(505)
Cash dividends declared ($0.48 per common share)				(621)		(621)	(8)	(629)
Balance at October 31, 2022	1,281,037	$13	$28,299	$(5,350)	$(3,098)	$19,864	$45	$19,909
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
Russia/Ukraine Conflict
The conflict between Russia and Ukraine and the related sanctions imposed by the U.S., European Union ("EU") and other countries in response have negatively impacted the Company's operations in both countries and increased economic and political uncertainty across the world. In response to the sanctions imposed, in February 2022, the Company suspended all new sales and shipments to Russia and Belarus and implemented compliance measures to address the continuously changing regulatory landscape. Based on a further assessment of business risks and needs, in June 2022, the Company determined that it is no longer tenable to maintain its operations in Russia and Belarus and is proceeding with an orderly, managed exit of its remaining business in these countries.
During fiscal 2022, the Company recorded total pre-tax charges of $161 million primarily related to expected credit losses of financing and trade receivables, employee severance and abandoned assets, $99 million of which was included in Financing cost, $12 million in Cost of services and $50 million in Disaster charges in the Consolidated Statements of Earnings.
The Company continues to monitor the social, political, regulatory and economic environment in Russia and Ukraine, and will consider further actions as appropriate.
Basis of Presentation and Principles of Consolidation
The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").
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
The Company accounts for investments in companies over which it has the ability to exercise significant influence but does not hold a controlling interest under the equity method of accounting, and the Company records its proportionate share of income or losses in Earnings from equity interests in the Consolidated Statements of Earnings.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
believes that these estimates, judgments and assumptions are reasonable under the circumstances, and are subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates change, it could adversely affect the Company's results of operations. Actual results could differ materially from these estimates under different assumptions or conditions.
Foreign Currency Translation
The Company predominately uses the U.S. dollar as its functional currency. Assets and liabilities denominated in non-U.S. currencies are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. Net revenue, costs and expenses denominated in non-U.S. currencies are recorded in U.S. dollars at the average rates of exchange prevailing during the period. The Company includes gains or losses from foreign currency remeasurement in Interest and other, net in the Consolidated Statements of Earnings and gains and losses from cash flow hedges in Net revenue as the hedged revenue is recognized. Certain non-U.S. subsidiaries designate the local currency as their functional currency, and the Company records the translation of their assets and liabilities into U.S. dollars at the balance sheet date as translation adjustments and includes them as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. The effect of foreign currency exchange rates on cash, cash equivalents and restricted cash was $279 million for fiscal 2022 and was not material for the prior years presented.
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
The majority of the Company's revenue is derived from sales of products and services and the associated support and maintenance, and such revenue is recognized when, or as, control of promised products or services is transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled, in exchange for those products or services. Variable consideration offered in contracts with customers, partners and distributors may include rebates, volume-based discounts, cooperative marketing, price protection, and other incentive programs. Variable consideration is estimated at contract inception and updated at the end of each reporting period as additional information becomes available and recognized only to the extent that it is probable that a significant reversal of revenue will not occur.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
The following table provides the impact changes in the weighted-average assumptions of discount rates, the expected increase in compensation levels and the expected long-term return on plan assets would have had on the net periodic benefit cost for fiscal 2022:

	Change in basis points	Change in Net Periodic Benefit Cost
		In millions
Assumptions:
Discount rate	(25)	$21
Expected increase in compensation levels	25	$6
Expected long-term return on plan assets	(25)	$39
The Company generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the average remaining estimated service life or, in the case of closed plans, life expectancy of participants. In limited cases, actuarial gains and losses are amortized using the corridor approach.
Advertising
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Advertising expense totaled approximately $179 million in fiscal 2022, $188 million in fiscal 2021, and $143 million in fiscal 2020.
Restructuring
The Company's transformation programs include charges to approved restructuring plans. Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. These restructuring actions require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction and enhanced early retirement programs, the fair value of assets made redundant or obsolete, and the value of lease and contract cancellation and other exit costs. The Company records restructuring charges based on estimated employee terminations and site closure and consolidation plans. The Company accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. For a full description of the Company's restructuring actions, refer to the discussions in Note 3, "Transformation Programs".
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
Credit risk with respect to accounts receivable from trade customers and financing receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of the financial condition of its customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of October 31, 2022 and 2021 no single customer accounted for more than 10% of the Company's receivable from trade customers and financing receivables.
The Company utilizes outsourced manufacturers around the world to manufacture company-designed products. The Company may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 94% and 92% of the Company's manufacturer receivables of $1.0 billion and $0.9 billion at October 31, 2022 and 2021, respectively. The Company includes the manufacturer receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. The Company's credit risk associated with these receivables is mitigated wholly or in part by the amount the Company owes to these outsourced manufacturers, as the Company generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. The Company does not reflect the sale of these components in revenue and does not recognize any profit on these component sales until the manufactured products are sold by the Company, at which time any profit is recognized as a reduction to cost of sales. The Company obtains certain components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of the Company's relationship with a single source supplier, or any unilateral modification to the contractual terms under which the Company is supplied components by a single source supplier could adversely affect the Company's revenue and gross margins.
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
As of November 1, 2021, the Company increased its expected useful life of new servers and storage equipment assets from four years to five years. Concurrently, the Company completed an assessment of its existing server and storage equipment assets and extended the remaining useful lives of such assets by one year. The effects of this change in estimate reduced depreciation expense and increased net income and basic and diluted earnings per share by immaterial amounts for fiscal 2022.
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
The Company retains a residual position in equipment through lease and finance agreements which is equivalent to an estimated market value. The residual amount is established prior to lease inception, based upon estimated equipment values at end of lease using product road map trends, historical analysis, future projections and remarketing experience. The Company's residual amounts are evaluated at least annually to assess the appropriateness of the carrying values. Any anticipated declines in specific future residual values that are considered to be other-than-temporary would be recorded in current earnings. The Company is able to optimize the recovery of residual values by selling equipment in place, extending lease arrangements on a fixed term basis, entering into a monthly usage rental term beyond the initial lease term, and selling lease returned equipment in the secondary market. The contractual lease agreement also identifies return conditions that ensures the leased equipment will be in good operating condition upon return minus any normal wear and tear. During the residual review process, product changes, product updates, as well as market conditions are reviewed and adjustments if other than temporary are made to

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
residual values in accordance with the impact of any such changes. The remarketing sales organization closely manages the sale of equipment lease returns to optimize the recovery of outstanding residual by product.
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
Equity Method Investments
Investments and ownership interests are accounted for under equity method accounting if the Company has the ability to exercise significant influence, but does not have a controlling financial interest. The Company records its interest in the net earnings of its equity method investees, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within Earnings from equity interests in the Consolidated Statements of Earnings. Profits or

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
losses related to intra-entity sales with its equity method investees are eliminated until realized by the investor or investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment. The Company records its interest in the net earnings of its equity method investments based on the most recently available financial statements of the investees.
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
The Company receives fair value to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. When prices in active markets are not available for an identical asset or liability, the Company generally uses industry standard valuation models to measure the fair value of derivative positions. Such measurements involve projecting future cash flows and discounting the future amounts to present value using market based observable inputs, including interest rate curves, Company and counterparty credit risk, foreign currency exchange rates, and forward and spot prices. In the absence of such data, the Company will use internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often involves significant judgments about assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to the asset or liability being valued.
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
Recently Adopted Accounting Pronouncements
In July 2021, the Financial Accounting Standards Board ("FASB") issued guidance that requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease, if the lease would have been classified as a sales-type lease or a direct financing lease and the lessor would have otherwise recognized a day-one loss. The Company adopted the guidance in the first quarter of fiscal 2022 on a prospective basis, and there was no material impact on the Company’s Consolidated Financial Statements.
In January 2020, the FASB issued guidance to clarify certain interactions between the guidance to account for equity securities, the guidance to account for investments under the equity method of accounting, and the guidance to account for derivatives and hedging. The new guidance clarifies the application of measurement alternatives and the accounting for certain forward contracts and purchased options to acquire investments. The Company adopted the guidance in the first quarter of fiscal 2022, and there was no material impact on the Company's Consolidated Financial Statements.
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
Note 2: Segment Information
Hewlett Packard Enterprise's operations are organized into six segments for financial reporting purposes: Compute, High Performance Computing & Artificial Intelligence ("HPC & AI"), Storage, Intelligent Edge, Financial Services ("FS"), and Corporate Investments and Other. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker ("CODM"), who is the Chief Executive Officer ("CEO"), uses to evaluate, view and run the Company's business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The six segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results. A summary of the types of products and services within each segment is as follows:
Compute includes both general purpose servers for multi-workload computing and workload optimized servers to deliver the best performance and value for demanding applications. This portfolio of products includes the HPE Proliant rack and tower servers and HPE Synergy. Compute offerings also include operational and support services and HPE GreenLake for Compute that provides flexible Compute as-a-service ("aaS") IT infrastructure on a consumption basis through the HPE GreenLake edge-to-cloud platform.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
HPC & AI offers integrated systems comprised of software and hardware designed to address High-Performance Computing ("HPC"), Artificial Intelligence (AI), Data Analytics, and Transaction Processing workloads for government and commercial customers globally. The solutions are segmented into several categories: HPC and Data Solutions. The HPC portfolio of products includes HPE Cray, HPE Apollo and Converged Edge Systems (formerly known as Edge Compute) hardware, software, and data management appliances that are often sold as supercomputing systems, including exascale supercomputers. The Data Solutions portfolio includes the mission critical compute portfolio and HPE NonStop. The mission critical compute portfolio includes the HPE Superdome Flex and HPE Integrity product lines for critical applications including large enterprise software applications and data analytics platforms. The HPE Nonstop portfolio includes high-availability, fault-tolerant, software and appliances that power applications such as credit-card transaction processing that require large scale and high availability. HPC & AI offerings also include operational and support services sold with its systems and as standalone services, and also offers most of its solutions as-a-service through the HPE GreenLake edge-to-cloud platform.
Storage provides primary storage product and service offerings, which include software-powered HCI with HPE Nimble Storage Disaggregated HCI and HPE SimpliVity; cloud native primary storage with HPE Primera and HPE Alletra, first storage as-a-service with HPE GreenLake for Block Storage, and disaster recovery and ransomware recovery with Zerto, backup as-a-service with HPE Backup and Recovery Service, and big data solutions running on HPE Apollo servers. Storage also provides solutions for secondary workloads and traditional tape, storage networking and disk products, such as HPE MSA and HPE XP. Storage also provides data-driven intelligence with HPE InfoSight and HPE CloudPhysics along with operational and support services, software subscription services, and data infrastructure portfolio and solutions delivered as-a-service through the HPE GreenLake edge-to-cloud platform.
Intelligent Edge offers wired and wireless local area network ("LAN"), campus and data center switching, software-defined wide-area-network, network security, and associated services to enable secure connectivity for businesses of any size. The HPE Aruba product portfolio includes hardware products such as Wi-Fi access points, switches and gateways. The HPE Aruba software and services portfolio includes cloud-based management, network management, network access control, analytics and assurance, location services software, and professional and support services, as well as as-a-service and consumption models through the HPE GreenLake edge-to-cloud platform for the Intelligent Edge portfolio of products. Intelligence Edge offerings are consolidated in the Edge Service Platform ("Aruba ESP") which takes a cloud-native approach that provides customers a unified framework to meet their connectivity, security and financial requirements across campus, branch, data center, and remote worker environments.
Financial Services provides flexible investment solutions, such as leasing, financing, IT consumption, utility programs, and asset management services, for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software, and services from Hewlett Packard Enterprise and others. FS also supports financial solutions for on-premise flexible consumption models, such as the HPE GreenLake edge-to-cloud platform.
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
Segment revenue includes revenues from sales to external customers and intersegment revenues that reflect transactions between the segments on an arm's-length basis. Intersegment revenues primarily consist of sales of hardware and software that are sourced internally and, in the majority of the cases, are financed as operating leases by FS to the Company's customers. Hewlett Packard Enterprise's consolidated net revenue is derived and reported after the elimination of intersegment revenues from such arrangements.
Financing cost in the Consolidated Statements of Earnings reflects interest expense on borrowing and funding-related activity associated with FS and its subsidiaries, and debt issued by Hewlett Packard Enterprise for which a portion of the proceeds benefited FS.

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
Segment Operating Results

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Fiscal 2022
Net revenue	$12,519	$3,078	$4,654	$3,665	$3,326	$1,254	$28,496
Intersegment net revenue	223	114	57	9	13	1	417
Total segment net revenue	$12,742	$3,192	$4,711	$3,674	$3,339	$1,255	$28,913
Segment earnings (loss) from operations	$1,780	$11	$682	$549	$399	$(92)	$3,329
Fiscal 2021
Net revenue	$12,033	$3,037	$4,678	$3,292	$3,388	$1,356	$27,784
Intersegment net revenue	251	147	82	10	13	—	503
Total segment net revenue	$12,284	$3,184	$4,760	$3,302	$3,401	$1,356	$28,287
Segment earnings (loss) from operations	$1,323	$231	$775	$509	$390	$(95)	$3,133
Fiscal 2020
Net revenue	$11,894	$3,011	$4,589	$2,855	$3,340	$1,293	$26,982
Intersegment net revenue	380	91	93	17	12	5	598
Total segment net revenue	$12,274	$3,102	$4,682	$2,872	$3,352	$1,298	$27,580
Segment earnings (loss) from operations	$1,002	$282	$810	$346	$284	$(206)	$2,518

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The reconciliation of segment operating results to Consolidated Statement of Earnings results was as follows:

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions
Net revenue:
Total segments	$28,913	$28,287	$27,580
Elimination of intersegment net revenue	(417)	(503)	(598)
Total consolidated net revenue	$28,496	$27,784	$26,982
Earnings before taxes:
Total segment earnings from operations	$3,329	$3,133	$2,518
Unallocated corporate costs and eliminations	(303)	(285)	(236)
Stock-based compensation expense	(391)	(372)	(274)
Amortization of initial direct costs	(4)	(8)	(10)
Amortization of intangible assets	(293)	(354)	(379)
Impairment of goodwill	(905)	—	(865)
Transformation costs	(473)	(930)	(950)
Disaster charges(1)	(159)	(16)	(26)
Acquisition, disposition and other related charges	(19)	(36)	(107)
Interest and other, net	(188)	(211)	(215)
Tax indemnification adjustments	(67)	65	(101)
Non-service net periodic benefit credit	134	70	136
Litigation judgment	—	2,351	—
Earnings from equity interests	215	180	67
Total earnings (loss) before benefit (provision) for taxes	$876	$3,587	$(442)

(1)During fiscal year ended 2022, the Company recorded total pre-tax charges of $161 million, primarily related to the Company's exit from its Russia and Belarus businesses. Additionally, in fiscal 2022, Disaster charges included a recovery of $2 million related to COVID-19. Refer to Note 1, "Overview and Summary of Significant Accounting Policies", for further information.
Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to total assets as per Consolidated Balance Sheets were as follows:

	As of October 31,
	2022	2021
	In millions
Compute	$16,872	$16,000
HPC & AI	5,986	6,667
Storage	7,506	7,325
Intelligent Edge	4,597	4,355
Financial Services	14,837	14,951
Corporate Investments and Other	1,108	1,210
Corporate and unallocated assets	6,217	7,191
Total assets	$57,123	$57,699
Major Customers
No single customer represented 10% or more of the Company's total net revenue in any fiscal year presented.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2022, 2021 and 2020, other than the U.S., no country represented more than 10% of the Company's net revenue.
Net revenue by country was as follows:

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions
Americas
U.S.	$9,425	$8,850	$9,162
Americas excluding U.S.	1,964	1,825	1,700
Total Americas	11,389	10,675	10,862
Europe, Middle East and Africa	10,292	10,329	9,745
Asia Pacific and Japan	6,815	6,780	6,375
Total consolidated net revenue	$28,496	$27,784	$26,982
Property, plant and equipment by country in which the Company's operates was as follows:

	As of October 31,
	2022	2021
	In millions
U.S.	$3,035	$2,811
Other countries	2,749	2,802
Total property, plant and equipment	$5,784	$5,613
Note 3: Transformation Programs
Transformation programs are comprised of the cost optimization and prioritization plan and the HPE Next initiative. During the third quarter of fiscal 2020, the Company launched the cost optimization and prioritization plan which focuses on realigning the workforce to areas of growth, a new hybrid workforce model called Edge-to-Office, real estate strategies and simplifying and evolving the Company's product portfolio strategy. The implementation period of the cost optimization and prioritization plan is primarily through fiscal 2023. During the remaining implementation period, Company expects to incur transformation costs predominantly related to labor restructuring, non-labor restructuring, IT investments, design and execution charges and real estate initiatives.
During the third quarter of fiscal 2017, the Company launched an initiative called HPE Next to put in place a purpose-built company designed to compete and win in the markets where it participates. Through this program, the Company is simplifying the operating model, and streamlining its offerings, business processes and business systems to improve its execution of strategy. The implementation period of the HPE Next initiative is primarily through fiscal 2023. During the remaining implementation period, the Company expects to incur predominantly IT infrastructure costs for streamlining, upgrading and simplifying back-end operations, and real estate initiatives. These costs are expected to be offset by gains from real estate sales and sublease income from inactive office space.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Cost Optimization and Prioritization Plan
The components of the expense relating to the cost optimization and prioritization plan were as follows:

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions
Program management	$27	$83	$55
IT costs	26	14	—
Restructuring charges	201	598	329
Total	$254	$695	$384
During fiscal 2022, 2021 and 2020, $253 million, $690 million and $384 million, respectively, were recorded within Transformation costs, and $1 million and $5 million in fiscal 2022 and 2021, respectively, were recorded within Non-service net periodic benefit credit in the Consolidated Statements of Earnings.
HPE Next
The components of transformation costs relating to HPE Next were as follows:

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions
Program management	$7	$14	$35
IT costs	184	174	100
Restructuring charges	13	22	440
Gains on real estate sales	(8)	(3)	(45)
Impairment on real estate assets	11	4	10
Other	13	29	29
Total	$220	$240	$569
During fiscal 2022, 2021 and 2020, $220 million, $240 million and $566 million, respectively, were recorded within Transformation costs, and $3 million was recorded within Non-service net periodic benefit credit in the Consolidated Statements of Earnings for fiscal 2020.
Restructuring Plan
On May 19, 2020, the Company's Board of Directors approved a restructuring plan in connection with the cost optimization and prioritization plan. As of October 31, 2022, the Company estimates that it will incur aggregate charges of approximately $1.3 billion primarily through fiscal 2023 in connection with the cost optimization and prioritization plan which relates to labor restructuring and non-labor restructuring, mostly relating to real estate site exits. The changes to the workforce will vary by country, based on business needs, local legal requirements and consultations with employee works councils and other employee representatives, as appropriate.
On October 16, 2017, the Company's Board of Directors approved a restructuring plan in connection with the HPE Next (the "HPE Next Plan"), and on September 20, 2018, the Company's Board of Directors approved a revision to that restructuring plan. Headcount exits under the HPE Next Plan were substantially complete as of October 31, 2020. Other restructuring actions primarily related to infrastructure were substantially complete as of October 31, 2022.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Restructuring activities related to the Company's employees and infrastructure under the cost optimization and prioritization plan and HPE Next Plan, are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions		In millions
Liability as of October 31, 2021	$228	$189	$44	$33
Charges	138	63	—	13
Cash payments	(161)	(119)	(30)	(21)
Non-cash items	(20)	(11)	(3)	—
Liability as of October 31, 2022	$185	$122	$11	$25
Total costs incurred to date as of October 31, 2022	$645	$483	$1,261	$260
Total expected costs to be incurred as of October 31, 2022	$700	$600	$1,261	$260
The current restructuring liability related to the transformation programs reported in the Consolidated Balance Sheets as of October 31, 2022 and 2021, was $191 million and $287 million, respectively, in accrued restructuring, and $28 million and $27 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Consolidated Balance Sheets as of October 31, 2022 and 2021 was $124 million and $180 million, respectively.
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
Defined Contribution Plans
The Company offers various defined contribution plans for U.S. and non-U.S. employees. The Company's defined contribution expense was approximately $196 million in fiscal 2022, $170 million in fiscal 2021 and $160 million in fiscal 2020. U.S. employees are automatically enrolled in the Hewlett Packard Enterprise Company 401(k) Plan ("HPE 401(k) Plan"), when they meet eligibility requirements, unless they decline participation. The HPE 401(k) Plan's quarterly employer matching contributions are 100% of an employee's contributions, up to a maximum of 4% of eligible compensation. Due to cost containment measures put in place in response to COVID-19, the Company suspended the employer match for U.S. employees from July 1, 2020 through the end of the calendar year 2020.
Pension Benefit Expense
The Company's net pension and post-retirement benefit costs that were directly attributable to the eligible employees, retirees and other former employees of Hewlett Packard Enterprise and recognized in the Consolidated Statements of Earnings for fiscal 2022, 2021 and 2020 are presented in the table below.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	For the fiscal years ended October 31,
	2022	2021	2020	2022	2021	2020
	Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$78	$97	$94	$1	$1	$1
Interest cost(1)	154	118	143	4	4	5
Expected return on plan assets(1)	(450)	(479)	(544)	(2)	(1)	(1)
Amortization and deferrals(1):
Actuarial loss (gain)	167	296	264	(2)	(2)	(1)
Prior service benefit	(10)	(13)	(14)	—	—	—
Net periodic benefit cost	(61)	19	(57)	1	2	4
Settlement Loss and Special termination benefits(1)	5	7	12	—	—	—
Total net benefit (credit) cost	$(56)	$26	$(45)	$1	$2	$4

(1)These non-service components of net periodic benefit cost were included in Non-service net periodic benefit credit in the Consolidated Statements of Earnings.
The weighted-average assumptions used to calculate the net benefit cost (credit) in the table above for fiscal 2022, 2021 and 2020 were as follows:

	For the fiscal years ended October 31,
	2022	2021	2020	2022	2021	2020
	Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate used to determine benefit obligation	1.3%	1.0%	1.2%	3.0%	2.8%	3.4%
Discount rate used to determine service cost	1.7%	1.3%	1.6%	2.7%	2.6%	3.0%
Discount rate used to determine interest cost	1.1%	0.8%	1.0%	2.6%	2.3%	3.2%
Expected increase in compensation levels	2.6%	2.5%	2.5%	—	—	—
Expected long-term return on plan assets	3.2%	3.3%	4.1%	3.3%	2.3%	2.3%
Interest crediting rate(1)	2.5%	2.5%	2.5%	2.7%	2.7%	3.7%

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Funded Status
The funded status of the plans was as follows:

	As of October 31,
	2022	2021	2022	2021
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$15,354	$14,127	$60	$57
Transfers	(6)	—	—	—
Addition/deletion of plans(1)	—	60	—	—
Actual return on plan assets	(3,176)	1,256	(3)	2
Employer contributions	160	167	6	5
Participant contributions	28	23	6	5
Benefits paid	(429)	(486)	(9)	(9)
Settlement	(54)	(32)	—	—
Currency impact	(1,962)	239	—	—
Fair value—end of year	$9,915	$15,354	$60	$60
Change in benefit obligation:
Projected benefit obligation—beginning of year	$14,872	$14,845	$161	$167
Addition/deletion of plans(1)	—	68	—	—
Service cost	78	97	1	1
Interest cost	154	118	4	4
Participant contributions	28	23	6	5
Actuarial (gain) loss	(3,253)	13	(24)	(10)
Benefits paid	(429)	(486)	(9)	(9)
Plan amendments	(1)	—	—	—
Curtailment	—	(5)	—	—
Settlement	(54)	(32)	—	—
Special termination benefits	1	3	—	—
Currency impact	(1,879)	228	(1)	3
Projected benefit obligation—end of year	$9,517	$14,872	$138	$161
Funded status at end of year	$398	$482	$(78)	$(101)
Accumulated benefit obligation	$9,376	$14,668	$—	$—

(1)Includes the addition/deletion of plans resulting from acquisitions.
For the year ended October 31, 2022, the benefit obligation decreased sharply from $14.9 billion to $9.5 billion primarily due to the effects of materially increasing discount rates and the strengthening of the US dollar offset by increases in long-term inflation assumptions for various plans. Pension assets decreased from $15.4 billion to $9.9 billion as interest rates increased and equities underperformed.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The weighted-average assumptions used to calculate the projected benefit obligations were as follows:

	As of October 31,
	2022	2021	2022	2021
	Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	3.9%	1.3%	6.0%	3.0%
Expected increase in compensation levels	3.0%	2.6%	—	—
Interest crediting rate	2.4%	2.5%	4.3%	2.7%
The net amounts recognized for defined benefit and post-retirement benefit plans in the Company's Consolidated Balance Sheets were as follows:

	As of October 31,
	2022	2021	2022	2021
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Non-current assets	$1,287	$1,898	$—	$—
Current liabilities	(43)	(48)	(7)	(7)
Non-current liabilities	(846)	(1,368)	(71)	(94)
Funded status at end of year	$398	$482	$(78)	$(101)
The following table summarizes the pre-tax net actuarial loss and prior service benefit recognized in accumulated other comprehensive loss for the defined benefit plans:

	As of October 31, 2022
	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$2,736	$(19)
Prior service benefit	(7)	—
Total recognized in accumulated other comprehensive loss	$2,729	$(19)
Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2022	2021
	In millions
Aggregate fair value of plan assets	$1,907	$1,191
Aggregate projected benefit obligation	$2,795	$2,606
Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2022	2021
	In millions
Aggregate fair value of plan assets	$412	$1,164
Aggregate accumulated benefit obligation	$1,206	$2,487
Fair Value of Plan Assets
The Company pays the U.S. defined benefit plan obligations when they come due since these plans are unfunded. The table below sets forth the fair value of non-U.S. defined benefit plan assets by asset category within the fair value hierarchy as of October 31, 2022 and 2021.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31, 2022				As of October 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$510	$9	$—	$519	$884	$128	$—	$1,012
Non-U.S.	214	96	—	310	345	196	—	541
Debt securities
Corporate	—	961	—	961	—	1,859	—	1,859
Government(1)	—	4,853	—	4,853	—	6,998	—	6,998
Government at NAV(2)								822
Other(3)	—	131	932	1,063	—	673	748	1,421
Alternative investments
Private Equity	—	4	46	50	—	2	46	48
Hybrids(4)	—	785	182	967	19	1,613	116	1,748
Hybrids at NAV(5)				377				561
Common Contractual Funds at NAV(6)
Equities at NAV				922				1,513
Fixed Income at NAV				449				734
Emerging Markets at NAV				263				464
Alternative investments at NAV				16				214
Real Estate Funds(7)	22	311	164	497	29	246	48	323
Insurance Group Annuity Contracts	—	84	21	105	—	98	33	131
Cash and Cash Equivalents	173	479	—	652	254	239	—	493
Other(8)	27	(13)	1	15	44	47	1	92
Obligation to return cash received from repurchase agreements(1)	—	(2,104)	—	(2,104)	—	(3,620)	—	(3,620)
Total	$946	$5,596	$1,346	$9,915	$1,575	$8,479	$992	$15,354

(1)Repurchase agreements, primarily in the UK, represent the plans' short-term borrowing to hedge against interest rate and inflation risks. Investments in approximately $3 billion and $5 billion of government bonds collateralize this short-term borrowing at October 31, 2022 and 2021, respectively. The plans have an obligation to return the cash after the term of the agreements. Due to the short-term nature of the agreements, the outstanding balance of the obligation approximates fair value.
(2)Includes a fund that invests in various government bonds issued by worldwide governments, interest rate swaps, and cash, to match or slightly outperform the benchmark of the future liabilities of the fund. While the fund is not publicly traded, the custodian strikes a net asset value daily. There are no redemption restrictions or future commitments on these investments.
(3)Includes funds that invest primarily in asset-backed securities, mortgage-backed securities, collateralized loan obligations, and/or private debt investments. Primary valuation techniques for level 3 investments include discounted cash flows and broker quotes and/or 3rd party pricing services. Significant unobservable inputs include yields which are determined by considering the market yield of comparable public debt instruments adjusted for estimated losses to reflect where the expected recovery rate would be less than 100%, and discount rates. The yields ranged from 4% to 18%, with the weighted average around 7%. In the prior year, the yields ranged from 4% to 17%, with the weighted average around 7%. The discount rates ranged from 1% to 5%, with the weighted average around 3%. Generally, an increase in yield and discounted rates may result in a decrease in the fair value of certain investments.
(4)Includes funds, primarily in the UK, that invest in both private and public equities, as well as emerging markets across all sectors. The funds also hold fixed income and derivative instruments to hedge interest rate and inflation risk. In addition, the funds include units in transferable securities, collective investment schemes, money market funds, asset-backed income, cash, and deposits. Primary valuation techniques for level 3 investments include discounted cash flows and book value or net asset value. Significant unobservable inputs include discount rates. The discount rates ranged from 3% to 30%, with the weighted average around 12%. In the prior year, the discount rates ranged from3% to 25%, with the weighted average around 7%. Generally, an increase in discount rates may result in a decrease in the fair value of certain investments.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(5)Includes a pooled fund in the UK, that seeks a rate of return with direct or indirect linkage to UK inflation by investing in vehicles including bonds, long lease property, income strips, asset-backed securities, and index linked assets. Units are available for subscription on the first business day of each calendar month at net asset value. There are no redemption restrictions or future commitments on these investments.
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
(7) Includes funds, primarily in Germany, that invest in a diversified portfolio of European real estate assets exposed to logistics real estate properties, food retailing properties, residential and commercial properties, and properties under development. Primary valuation techniques for level 3 investments include the income capitalization approach and cost approach. Significant unobservable inputs include rental yield. The rental yield rates ranged from 3% to 6%, with the weighted average around 4%. Generally, an increase in rental yield rates may result in a decrease in the fair value of certain investments.
(8)Includes life insurance investment policies, unsettled transactions, and derivative instruments. As of October 31, 2022, the derivative instruments include synthetic equity swaps held by the UK plans with equity exposure of $300 million.
As of October 31, 2022 post-retirement benefit plan assets of $60 million were invested in publicly traded registered investment entities of which $48 million are classified within Level 1 and $12 million within Level 2 of the fair value hierarchy. As of October 31, 2021 post-retirement benefit plan assets of $60 million were invested in publicly traded registered investment entities of which $49 million are classified within Level 1 and $11 million within Level 2 of the fair value hierarchy.
Changes in fair value measurements of Level 3 investments for the non-U.S. defined benefit plans were as follows:

	For the fiscal year ended October 31, 2022
		Alternative Investments
	Debt-Other	Private Equity	Hybrids	Real Estate Funds	Insurance Group Annuities	Other	Total
		In millions
Balance at beginning of year	$748	$46	$116	$48	$33	$1	$992
Actual return on plan assets:
Relating to assets held at the reporting date	(97)	—	21	(3)	(11)	—	(90)
Relating to assets sold during the period	—	7	—	—	—	—	7
Purchases, sales, and settlements	281	(7)	45	119	(1)	—	437
Balance at end of year	$932	$46	$182	$164	$21	$1	$1,346

	For the fiscal year ended October 31, 2021
		Alternative Investments
	Debt-Other	Private Equity	Hybrids	Real Estate Funds	Insurance Group Annuities	Other	Total
	In millions
Balance at beginning of year	$555	$35	$90	$39	$36	$1	$756
Actual return on plan assets:
Relating to assets held at the reporting date	43	13	10	5	(3)	—	68
Relating to assets sold during the period	—	10	—	—	—	—	10
Purchases, sales, and settlements	150	(12)	16	4	—	—	158
Balance at end of year	$748	$46	$116	$48	$33	$1	$992
The following is a description of the valuation methodologies used to measure plan assets at fair value.
Investments in publicly traded equity securities are valued using the closing price on the measurement date as reported on the stock exchange on which the individual securities are traded. For corporate, government backed debt securities, and some

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
other investments, fair value is based on observable inputs of comparable market transactions. The valuation of certain real estate funds, insurance group annuity contracts and alternative investments, such as limited partnerships and joint ventures, may require significant management judgment and involves a level of uncertainty. The valuation is generally based on fair value as reported by the asset manager and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by management, including, but are not limited to, the timeliness of fair value as reported by the asset manager and changes in general economic and market conditions subsequent to the last fair value reported by the asset manager. The use of different techniques or assumptions to estimate fair value could result in a different fair value measurement at the reporting date. Cash and cash equivalents includes money market funds, which are valued based on cost, which approximates fair value. Other than those assets that have quoted prices from an active market, investments are generally classified in Level 2 or Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measure in its entirety. Investments measured using net asset value as a practical expedient are not categorized within the fair value hierarchy.
Plan Asset Allocations
The weighted-average target and actual asset allocations across the benefit plans at the respective measurement dates for the non-U.S. defined benefit plans were as follows:

	Defined Benefit Plans
		Plan Assets
	2022 Target Allocation	2022	2021
Public equity securities		20.3%	23.0%
Private/hybrid equity securities		14.2%	16.7%
Real estate and other(1)		5.2%	2.7%
Equity-related investments(1)	46.0%	39.7%	42.4%
Debt securities	52.0%	53.7%	54.4%
Cash and cash equivalents	2.0%	6.6%	3.2%
Total	100.0%	100.0%	100.0%

(1) Included in Real estate and other investments are synthetic equity swaps with equity exposure of $300 million, which is held in the UK plans as of October 31, 2022.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Because the Company's investment policy is to employ primarily active investment managers who seek to outperform the broader market, the expected returns are adjusted to reflect the expected additional returns, net of fees.
Employer Contributions and Funding Policy
During fiscal 2022, the Company contributed approximately $160 million to its non-U.S. pension plans and paid $6 million to cover benefit claims under the Company's post-retirement benefit plans.
During fiscal 2023, the Company expects to contribute approximately $170 million to its non-U.S. pension plans and an additional $2 million to cover benefit payments to U.S. non-qualified plan participants. In addition, the Company expects to pay approximately $7 million to cover benefit claims for its post-retirement benefit plans. The Company's policy is to fund its pension plans so that it makes at least the minimum contribution required by various authorities including local government and taxing authorities.
Estimated Future Benefits Payments
As of October 31, 2022, estimated future benefits payments for the Company's retirement plans were as follows:

Fiscal year	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2023	$515	$11
2024	470	12
2025	497	11
2026	512	11
2027	527	11
Next five fiscal years to October 31, 2032	2,820	56
Note 5: Stock-Based Compensation
On April 14, 2021 (the "Approval Date"), shareholders of the Company approved the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan (the "2021 Plan") that replaced the Company’s 2015 Stock Incentive Plan (the “2015 Plan”). The 2021 Plan provides for the grant of various types of awards including restricted stock awards, stock options and performance-based awards. These awards generally vest over 3 years from the grant date. The maximum number of shares as of the Approval Date that may be delivered to the participants under the 2021 Plan shall not exceed 7 million shares, plus 35.8 million shares that were available for grant under the 2015 Plan and any awards granted under the 2015 Plan prior to the Approval Date that were cash-settled, forfeited, terminated, or lapsed after the Approval Date. On April 5, 2022, shareholders of the Company approved an amendment to the 2021 Plan thereby increasing the overall number of shares available for issuance by 15 million shares. As of October 31, 2022, the Company had remaining authorization of 36.9 million shares under the 2021 Plan.
Stock-Based Compensation Expense
Stock-based compensation expense and the resulting tax benefits were as follows:

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions
Stock-based compensation expense	$391	$382	$278
Income tax benefit	(75)	(70)	(51)
Stock-based compensation expense, net of tax	$316	$312	$227

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Stock-based compensation expense as presented in the table above is recorded within the following cost and expense lines in the Consolidated Statements of Earnings.

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions
Cost of sales	$46	$40	$37
Research and development	143	124	81
Selling, general and administrative	202	208	156
Acquisition, disposition and other related charges	—	10	4
Stock-based compensation expense	$391	$382	$278
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
The following table summarizes restricted stock unit activity for the year ended October 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of year	45,749	$13
Granted and replacement awards for acquisition	31,093	$15
Vested	(20,755)	$14
Forfeited/canceled	(4,185)	$14
Outstanding at end of year	51,902	$14
The total grant date fair value of restricted stock awards vested for Company employees in fiscal 2022, 2021 and 2020 was $262 million, $271 million and $254 million, respectively. As of October 31, 2022, there was $297 million of unrecognized pre-tax stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over the remaining weighted-average vesting period of 1.3 years.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Stock Options
Stock options granted under the Plan are generally non-qualified stock options, but the Plan permits some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the closing price of the Company's common stock on the option grant date. The majority of the stock options issued by the Company contain only service vesting conditions. The Company has also issued performance-contingent stock options that vest only on the satisfaction of both service and market conditions. The Company did not issue stock options in fiscal 2022 and 2021. The expenses associated with these stock options were not material for any of the periods presented.
The Company utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. The Company estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model, as these awards contain market conditions.
Note 6: Taxes on Earnings
Provision for Taxes
The domestic and foreign components of Net earnings (loss) from operations before taxes were as follows:

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions
U.S.	$(1,138)	$(1,128)	$(2,008)
Non-U.S.	2,014	4,715	1,566
	$876	$3,587	$(442)
Foreign earnings in fiscal 2021 were higher as compared to fiscal 2022 and 2020, primarily as a result of the income from the Itanium litigation judgment.
The (Provision) benefit for taxes on Net earnings (loss) from operations were as follows:

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions
U.S. federal taxes:
Current	$(12)	$(26)	$55
Deferred	98	79	149
Non-U.S. taxes:
Current	(288)	(305)	(284)
Deferred	143	116	133
State taxes:
Current	43	4	55
Deferred	8	(28)	12
	$(8)	$(160)	$120

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate were as follows:

	For the fiscal years ended October 31,
	2022	2021	2020(1)
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.8%	0.7%	0.9%
Lower rates in other jurisdictions, net	(0.9)%	(7.6)%	(2.3)%
Valuation allowance	(31.5)%	(10.0)%	20.8%
U.S. permanent differences	6.0%	3.6%	(3.4)%
U.S. R&D credit	(5.1)%	(1.3)%	8.4%
Uncertain tax positions	(15.6)%	(0.9)%	7.6%
Goodwill impairment	21.5%	—%	(41.2)%
Tax law changes	—%	(1.1)%	15.5%
Other, net	2.7%	0.1%	(0.2)%
	0.9%	4.5%	27.1%

(1)Positive percentages represent tax benefits and negative percentages represent tax expense as the Company recorded income tax benefit on a pretax loss.
The jurisdictions with favorable tax rates that had the most significant impact on the Company's effective tax rate in the periods presented include Puerto Rico and Singapore.
In fiscal 2022, the Company recorded $454 million of net income tax benefits related to various items discrete to the year. These amounts primarily included $150 million of income tax benefits related to releases of foreign valuation allowances, $99 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, $43 million of income tax benefits related to the settlement of U.S. tax audit matters, $42 million of income tax benefits related to the release of U.S. passive foreign tax credit valuation allowances, $30 million of income tax benefits related to the change in pre-separation tax liabilities, primarily those for which the Company shared joint and several liability with HP Inc. and for which the Company was indemnified by HP Inc.,$27 million of income tax benefits related to the utilization of capital losses which had a full valuation allowance, $12 million of income tax benefits as a result of the fiscal 2021 U.S. tax return filing primarily from the decrease in GILTI, and $11 million of net income tax benefits related to settlements and ongoing discussions in foreign tax audit matters.
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
In fiscal 2020, the Company recorded $362 million of net income tax benefits related to items discrete to the year. These amounts primarily included $174 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, $66 million of income tax benefits related to the change in pre-separation tax liabilities, primarily those for which the Company shared joint and several liability with HP Inc. and for which the Company was indemnified by HP Inc., $57 million of income tax benefits related to Indian distribution tax rate changes, and $40 million of income tax benefits related to tax rate changes on deferred taxes.
As a result of certain employment actions and capital investments the Company has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates through 2037. The gross foreign income tax benefits attributable to these actions and investments were $832 million ($0.63 diluted net EPS) in fiscal 2022, $889 million ($0.67 diluted net EPS) in fiscal 2021, and $521 million ($0.40 diluted net EPS) in fiscal 2020. Refer to Note 16, "Net Earnings Per Share" for details on shares used to compute diluted net EPS.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	As of October 31,
	2022	2021	2020
	In millions
Balance at beginning of year	$2,131	$2,159	$2,269
Increases:
For current year's tax positions	81	24	27
For prior years' tax positions	41	64	40
Decreases:
For prior years' tax positions	(48)	(31)	(71)
Statute of limitations expiration	(12)	(44)	(17)
Settlements with taxing authorities	(1,491)	(15)	(53)
Settlements related to joint and several positions of former Parent	(28)	(26)	(36)
Balance at end of year	$674	$2,131	$2,159
Up to $386 million, $688 million and $731 million of the Company's unrecognized tax benefits at October 31, 2022, 2021 and 2020, respectively, would affect its effective tax rate if realized in their respective periods. During the first quarter of fiscal 2022, the Company effectively settled with the U.S. Internal Revenue Service ("IRS") for fiscal 2016, primarily contributing to the reduction in the Company's unrecognized tax benefits of $1.5 billion, which was predominantly related to the timing of intercompany royalty revenue recognition which does not affect the Company’s effective tax rate.
The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in (Provision) benefit for taxes in the Consolidated Statements of Earnings. The Company recognized $55 million of interest income, $17 million of interest expense, and $10 million of interest income in fiscal 2022, 2021, and 2020, respectively. As of October 31, 2022 and 2021, the Company had accrued $81 million and $136 million, respectively, for interest and penalties in the Consolidated Balance Sheets.
The Company is subject to income tax in the U.S. and approximately 90 other countries and is subject to routine corporate income tax audits in many of these jurisdictions.
The Company engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. The Company is no longer subject to U.S. federal tax audits for years prior to 2017. With respect to major state and foreign tax jurisdictions, the Company is no longer subject to tax authority examinations for years prior to 2005. The Company does not expect complete resolution of any other IRS audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions, and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $21 million within the next 12 months.
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
The Company has not provided for U.S. federal and state income and foreign withholding taxes on $9.3 billion of undistributed earnings and basis differences from non-U.S. operations as of October 31, 2022 because the Company intends to reinvest such earnings indefinitely outside of the U.S. Determination of the amount of unrecognized deferred tax liability related to these earnings and basis differences is not practicable. The Company will remit non-indefinitely reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. state income and foreign withholding taxes have been provided where

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
excess cash has accumulated and the Company determines that it is advantageous for business operations, tax or cash management reasons.
Deferred Income Taxes
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.
The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31,
	2022	2021
	In millions
Deferred tax assets:
Loss and credit carryforwards	$7,222	$7,526
Inventory valuation	87	79
Intercompany prepayments	321	308
Other intercompany transactions	10	13
Warranty	61	50
Employee and retiree benefits	247	287
Restructuring	55	93
Deferred revenue	601	517
Intangible assets	113	91
Lease liabilities	185	184
Other	259	246
Total deferred tax assets	9,161	9,394
Valuation allowance	(6,817)	(7,368)
Total deferred tax assets net of valuation allowance	2,344	2,026
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(170)	(168)
ROU assets	(167)	(159)
Fixed assets	(200)	(170)
Total deferred tax liabilities	(537)	(497)
Net deferred tax assets and liabilities	$1,807	$1,529
Deferred tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	As of October 31,
	2022	2021
	In millions
Deferred tax assets	$2,127	$2,023
Deferred tax liabilities	(320)	(494)
Deferred tax assets net of deferred tax liabilities	$1,807	$1,529
As of October 31, 2022, the Company had $420 million, $3.2 billion and $19.1 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in federal, state and foreign net operating loss carryforwards will begin to expire in years 2030, 2023, and 2023, respectively. The Company has provided a valuation allowance of $160 million and $3.8 billion for deferred tax assets related to state and foreign net operating losses carryforwards, respectively. As of October 31, 2022, the Company also had $5.5 billion, $5.5 billion, and $96 million of federal, state, and foreign capital loss carryforwards, respectively. Amounts included in federal and state capital loss carryforwards will begin to expire in 2023;

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
foreign capital losses can carry forward indefinitely. The Company has provided a valuation allowance of $1.2 billion, $184 million, and $28 million for deferred tax assets related to federal, state, and foreign capital loss carryforwards, respectively.
As of October 31, 2022, the Company had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$999	$(951)	2026
U.S. research and development and other credits	198	—	2029
Tax credits in state and foreign jurisdictions	157	(105)	2023
Balance at end of year	$1,354	$(1,056)
Total valuation allowances decreased by $551 million in fiscal 2022, primarily from decreases to the value of foreign deferred taxes following changes in foreign exchange rates and remeasurement of pension obligations, the release of certain foreign valuation allowances, and the release of valuation allowances on U.S. passive foreign tax credits.
Tax Matters Agreement and Other Income Tax Matters
In connection with the Everett and Seattle Transactions, the Company entered into a DXC Tax Matters Agreement with DXC and a Micro Focus Tax Matters Agreement with Micro Focus, respectively. See Note 18, "Guarantees, Indemnifications and Warranties", for a description of the DXC Tax Matters Agreement and Micro Focus Tax Matters Agreement.
Note 7: Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash

	As of October 31,
	2022	2021
	In millions
Cash and cash equivalents	$4,163	$3,996
Restricted cash	600	336
Total	$4,763	$4,332
Accounts Receivable, Net

	As of October 31,
	2022	2021
	In millions
Unbilled receivable	$245	$206
Accounts receivable	3,881	3,796
Allowances	(25)	(23)
Total	$4,101	$3,979
The allowance for doubtful accounts related to accounts receivable and changes therein were as follows:

	As of October 31,
	2022	2021	2020
	In millions
Balance at beginning of year	$23	$46	$31
Provision for credit losses	25	11	29
Adjustments to existing allowances, including write offs	(23)	(34)	(14)
Balance at end of year	$25	$23	$46

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The Company recorded an obligation of $88 million, $65 million and $75 million in Notes payable and short-term borrowings in its Consolidated Balance Sheets as of October 31, 2022, 2021 and 2020, respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in Other accrued liabilities in the Consolidated Balance Sheets.
The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

	As of October 31,
	2022	2021	2020
	In millions
Balance at beginning of period(1)	$336	$122	$(10)
Trade receivables sold	4,130	4,190	3,897
Cash receipts	(4,292)	(3,975)	(3,768)
Foreign currency and other	(11)	(1)	3
Balance at end of period(1)	$163	$336	$122

(1)Beginning and ending balances represent amounts for trade receivables sold but not yet collected.
Inventory

	As of October 31,
	2022	2021
	In millions
Finished goods	$2,187	$1,593
Purchased parts and fabricated assemblies	2,974	2,918
Total	$5,161	$4,511
Property, Plant and Equipment

	As of October 31,
	2022	2021
	In millions
Land	$74	$76
Buildings and leasehold improvements	1,503	1,751
Machinery and equipment, including equipment held for lease	9,729	9,735
Gross property, plant and equipment	11,306	11,562
Accumulated depreciation	(5,522)	(5,949)
Net property, plant and equipment	$5,784	$5,613
Depreciation expense was $2.2 billion, in fiscal 2022, 2021 and 2020.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Long-Term Financing Receivables and Other Assets

	As of October 31,
	2022	2021
	In millions
Financing receivables, net	$4,512	$5,038
ROU assets	854	884
Deferred tax assets	2,127	2,023
Prepaid pension	1,287	1,898
Other	1,757	1,827
Total	$10,537	$11,670
Other Accrued Liabilities

	As of October 31,
	2022	2021
	In millions
Value-added and property taxes	$902	$782
Warranty	192	163
Sales and marketing programs	1,052	977
Operating lease liabilities	168	192
Contract manufacturer liabilities	332	709
Collateral payable	508	173
Other	1,471	1,490
Total	$4,625	$4,486
Other Non-Current Liabilities

	As of October 31,
	2022	2021
	In millions
Pension, post-retirement, and post-employment	$944	$1,496
Deferred revenue	2,955	2,972
Taxes on earnings	271	365
Operating lease liabilities	851	938
Deferred tax liabilities	320	494
Other	846	834
Total	$6,187	$7,099
Contract Liabilities and Remaining Performance Obligations
As of October 31, 2022 and 2021, current deferred revenue of $3.4 billion and $3.4 billion, respectively, were recorded in Deferred revenue, and non-current deferred revenue of $3.0 billion and $3.0 billion, respectively, were recorded in Other non-current liabilities in the Consolidated Balance Sheets. During fiscal 2022, approximately $3.2 billion of deferred revenue as of October 31, 2021 was recognized as revenue.
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency. As of October 31, 2022, the Company expects to recognize

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
approximately 54% of the aggregate amount of remaining performance obligations, or deferred revenue, of $6.4 billion revenue over the next twelve months with the remainder to be recognized thereafter.
Costs to obtain a Contract
As of October 31, 2022, the current and non-current portions of the capitalized costs to obtain a contract were $76 million and $124 million, respectively. As of October 31, 2021, the current and non-current portions of the capitalized costs to obtain a contract were $64 million and $95 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Consolidated Balance Sheets. In fiscal 2022 and 2021, the Company amortized $83 million and $73 million, respectively, of the capitalized costs to obtain a contract which are included in Selling, general and administrative expense in the Consolidated Statements of Earnings.
Note 8: Accounting for Leases as a Lessee
Components of lease cost included in the Consolidated Statement of Earnings were as follows:

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions
Operating lease cost	$197	$207	$236
Finance lease cost	5	5	8
Sublease rental income	(27)	(35)	(61)
Total lease cost	$175	$177	$183
The ROU assets and lease liabilities for operating and finance leases included in the Consolidated Balance Sheets were as follows:

		As of October 31,
	Balance Sheet Classification	2022	2021
		In millions
Operating Leases
ROU Assets	Long-term financing receivables and other assets	$854	$884
Lease Liabilities:
Operating lease liabilities – current	Other accrued liabilities	168	192
Operating lease liabilities – non-current	Other non-current liabilities	851	938
Total operating lease liabilities		$1,019	$1,130

Finance Leases
Finance lease ROU Assets:	Property, plant and equipment
Gross finance lease ROU assets		$32	$36
Less: Accumulated depreciation		(11)	(8)
Net finance lease ROU assets		$21	$28
Lease Liabilities:
Finance lease liabilities – current	Notes payable and short-term borrowings	$5	$5
Finance lease liabilities – non-current	Long-term debt	43	48
Total finance lease liabilities		$48	$53

Total ROU assets		$875	$912
Total lease liabilities		$1,067	$1,183

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The weighted-average remaining lease term and the weighted-average discount rate for the operating and finance leases were as follows:

	As of October 31,
	2022		2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.8	7.5	7.7	8.5
Weighted-average discount rate	3.2%	3.5%	2.7%	3.5%
Supplemental cash flow information related to leases was as follows:

		For the fiscal years ended October 31,
	Cash Flow Statement Activity	2022	2021	2020
		In millions
Cash outflows from operating leases	Net cash used in operating activities	$214	$220	$239
ROU assets obtained in exchange for new operating lease liabilities	Non-cash activities	$195	$248	$298
The following tables shows the future payments on the Company's operating and finance leases:

	As of October 31, 2022
	Operating Leases	Finance Leases
Fiscal year	In millions
2023	$196	$7
2024	171	7
2025	151	7
2026	132	7
2027	121	7
Thereafter	389	20
Total future lease payments	$1,160	$55
Less: imputed interest	(141)	(7)
Total lease liabilities	$1,019	$48
As of October 31, 2022, the Company entered into $153 million of operating leases that have not yet commenced and are not yet recorded on the Consolidated Balance Sheet. These operating leases are scheduled to commence during fiscal 2023 and contain lease terms from 7 to 10 years.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31,
	2022	2021
	In millions
Minimum lease payments receivable	$8,686	$9,526
Unguaranteed residual value	380	390
Unearned income	(707)	(718)
Financing receivables, gross	8,359	9,198
Allowance for credit losses	(325)	(228)
Financing receivables, net	8,034	8,970
Less: current portion	(3,522)	(3,932)
Amounts due after one year, net	$4,512	$5,038
As of October 31, 2022, scheduled maturities of the Company's minimum lease payments receivable were as follows:

As of October 31,
2022
Fiscal year	In millions
2023	$3,957
2024	2,293
2025	1,401
2026	713
2027	241
Thereafter	81
Total undiscounted cash flows	$8,686
Present value of lease payments (recognized as finance receivables)	$7,979
Difference between undiscounted cash flows and discounted cash flows	$707
Sale of Financing Receivables
The Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the fiscal years ended October 31, 2022 and 2021, the Company sold $183 million and $142 million, respectively, of financing receivables.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The credit risk profile of gross financing receivables, based on internal risk ratings as of October 31, 2022, presented on an amortized cost basis by year of origination was as follows:

	As of October 31, 2022
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2022	$1,987	$1,277	$44
2021	1,338	1,071	42
2020	756	571	67
2019	328	336	69
2018 and prior	143	234	96
Total	$4,552	$3,489	$318
The credit risk profile of gross financing receivables, based on internal risk ratings as of October 31, 2021, was as follows:

	As of October 31, 2021
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2021	$1,978	$1,542	$49
2020	1,441	1,061	87
2019	829	771	85
2018	364	407	78
2017 and prior	169	234	103
Total	$4,781	$4,015	$402
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
Allowance for Credit Losses
The allowance for credit losses for financing receivables and changes therein were as follows:

	As of October 31,
	2022	2021	2020
	In millions
Balance at beginning of period	$228	$154	$131
Adjustment for adoption of the new credit loss standard	—	28	—
Provision for credit losses(1)	177	61	43
Adjustment to the existing allowance	(10)	19	—
Write-offs	(70)	(34)	(20)
Balance at end of period	$325	$228	$154

(1) Fiscal 2022 included a provision of $99 million related to expected credit losses due to the Company's exit from its Russia and Belarus businesses.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of October 31,
	2022	2021
	In millions
Billed:(1)
Current and past due 1-30 days	$372	$410
Past due 31-60 days	32	35
Past due 61-90 days	19	17
Past due >90 days	121	111
Unbilled sales-type and direct-financing lease receivables	7,815	8,625
Total gross financing receivables	$8,359	$9,198
Gross financing receivables on non-accrual status(2)	$290	$257
Gross financing receivables 90 days past due and still accruing interest(2)	$72	$78

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment in the Consolidated Balance Sheets were as follows:

	As of October 31,
	2022	2021
	In millions
Equipment leased to customers	$6,879	$7,039
Accumulated depreciation	(2,776)	(3,038)
Total	$4,103	$4,001
As of October 31, 2022, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

As of October 31,
2022
Fiscal year	In millions
2023	$1,737
2024	1,126
2025	515
2026	87
2027	2
Thereafter	1
Total	$3,468
If a lease is classified as an operating lease, the Company records lease revenue on a straight-line basis over the lease term. At commencement of an operating lease, initial direct costs are deferred and are expensed over the lease term on the same basis as the lease revenue is recorded.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents amounts included in the Consolidated Statement of Earnings related to lessor activity:

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions
Sales-type leases and direct financing leases:
Interest income	$483	$494	$469
Lease income - operating leases	2,296	2,383	2,431
Total lease income	$2,779	$2,877	$2,900
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
The following table presents the assets and liabilities held by the consolidated VIE as of October 31, 2022 and 2021, which are included in the Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of October 31,
	2022	2021
Assets held by VIE	In millions
Other current assets	$203	$165
Financing receivables
Short-term	$838	$749
Long-term	$1,085	$707
Property, plant and equipment	$1,323	$854
Liabilities held by VIE
Notes payable and short-term borrowings, net of unamortized debt issuance costs	$1,510	$1,204
Long-term debt, net of unamortized debt issuance costs	$1,415	$950
Financing receivables transferred via securitization through the SPE were $1.6 billion and $1.1 billion for the fiscal years ended October 31, 2022 and 2021, respectively. Leased equipment transferred via securitization through the SPE was $1.2 billion and $720 million for the fiscal years ended October 31, 2022 and 2021, respectively.
Note 10: Acquisitions
The Company did not have any acquisitions during fiscal 2022.
Acquisitions in fiscal 2021
During fiscal 2021, the Company completed four acquisitions, none of which were material, both individually and in the aggregate, to the Company's Consolidated Financial Statements. The following table presents the aggregate final purchase price allocation as of October 31, 2022 for the Company's acquisitions in fiscal 2021:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In millions

Goodwill	$302
Amortizable intangible assets	277
Net tangible liabilities assumed	(11)
Total fair value consideration	$568
On August 31, 2021, the Company completed the acquisition of Zerto, an industry leader in cloud data management and protection. Zerto's results of operations were included within the Storage segment. The acquisition date fair value consideration of $416 million primarily consisted of cash paid for outstanding common stock and vested in-the-money stock awards. In connection with this acquisition, the Company recorded approximately $214 million of goodwill, and $212 million of intangible assets after considering the measurement period adjustments. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of seven years.
Acquisitions in fiscal 2020
During fiscal 2020, the Company completed two acquisitions. The following table presents the aggregate final purchase price allocation for the Company's acquisitions for the fiscal year ended October 31, 2020:

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
Note 11: Goodwill and Intangible Assets
Goodwill
Goodwill and related changes in the carrying amount by reportable segment were as follows:

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments & Other	Total
	In millions
Balance at October 31, 2021(1)	$7,532	$3,702	$4,160	$2,555	$144	$213	$18,306
Impairment of goodwill	—	(815)	—	—	—	(90)	(905)
Goodwill adjustments	—	2	—	—	—	—	2
Balance at October 31, 2022(1)	$7,532	$2,889	$4,160	$2,555	$144	$123	$17,403

(1)Goodwill is net of accumulated impairment losses of $1.9 billion. Of this amount, $1.7 billion relates to HPC & AI of which $815 million was recorded during the fourth quarter of fiscal 2022 and $865 million was recorded during the second quarter of fiscal 2020. The Software reporting unit within Corporate Investments and Other, has an accumulated impairment loss of $90 million which was also recorded during the fourth quarter of fiscal 2022.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Goodwill Impairments
Goodwill is tested annually for impairment, as of the first day of the fourth quarter, at the reporting unit level. As of October 31, 2022, the Company's reporting units with goodwill are consistent with the reportable segments identified in Note 2, "Segment Information" to the Consolidated Financial Statements, with the exception of Corporate Investments and Other which contains three reporting units, Software, CMS and A & PS.
The Company’s annual goodwill impairment analysis resulted in impairment charges for the HPC & AI and Software reporting units of $815 million and $90 million, respectively. There was no impairment of goodwill for the other reporting units.
The decline in the fair value of the HPC & AI reporting unit below its carrying value resulted from changes in expected future cash flows as compared to the Company's fiscal 2021 long-term plan due to the continuation of supply chain constraints, and other operational challenges, as well as an increase in the cost of capital. The fair value estimate of the HPC & AI reporting unit was derived primarily from the income approach, and to a lesser extent, the market approach as described in Note 1, “Overview and Summary of Significant Accounting Policies.” Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows which the Company considers to be a level 3 unobservable input in the fair value hierarchy. The Company prepared multiple cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. These multiple cash flow projections were probability weighted to determine a fair value estimate under the income approach. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, the Company estimates fair value based on market multiple earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.
Prior to the quantitative goodwill impairment test, the Company tested the recoverability of long-lived assets and other assets of the HPC & AI reporting unit and concluded that such assets were not impaired. As a result, the Company recorded a goodwill impairment charge of $815 million in the fourth quarter of fiscal 2022.
The HPC & AI reporting unit has remaining goodwill allocated of $2.9 billion as of October 31, 2022, and an excess of fair value over carrying value of net assets of 0% as of the annual test date. The HPC & AI business is facing challenges reflected in the results for the year ended October 31, 2022. The challenges are primarily related to supply chain constraints and other operational challenges impacting the Company’s ability to achieve certain customer acceptance milestones required for revenue recognition and resulting cost increases associated with fulfilling contracts over longer than originally anticipated timelines. The Company currently believes these challenges will be successfully addressed when supply chain constraints ease. If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or if the Company has significant or sustained decline in its stock price, it is possible its estimates about the HPC & AI reporting unit's ability to successfully address the current challenges may change, which could result in the carrying value of the HPC & AI reporting unit exceeding its estimated fair value, and potential impairment charges.
The decline in the fair value of the Software reporting unit below its carrying value resulted primarily from a decline in market multiples. The fair value of the Software reporting unit was based on the market approach described in Note 1. Prior to the quantitative goodwill impairment test, the Company tested the recoverability of long-lived assets and other assets of the Software reporting unit and concluded that such assets were not impaired. As a result, The Company recorded a goodwill impairment charge of $90 million in the fourth quarter of fiscal 2022.
The Software reporting unit has remaining goodwill allocated of $123 million as of October 31, 2022, and an excess of fair value over carrying value of net assets of 0% as of the annual test date. As noted above, the fair value of the Software reporting unit is derived from the market approach, which is impacted by market volatility. If global macroeconomic or geopolitical conditions worsen and cause a further decline in the equity market or if revenue expectations are not met, this could result in the carrying value of the Software reporting unit exceeding its estimated fair value and potential impairment charges.
The excess of fair value over carrying amount for the Company’s reporting units, excluding HPC & AI and Software, ranged from approximately 22% to 142% of the respective carrying amounts. In order to evaluate the sensitivity of the estimated fair value of the Company’s other reporting units in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease all of the other reporting units had an excess of fair value over carrying amount.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Based on the results of the Company's interim and annual impairment tests in fiscal 2021 and the annual impairment test in fiscal 2020, the Company determined that no impairment of goodwill existed. The macroeconomic impacts of COVID-19 which lowered the projected revenue growth rates and profitability levels for the Company resulted in the Company performing an interim impairment test in the second quarter of fiscal 2020. The interim impairment test concluded that the fair value of the HPC & AI reporting unit was below the carrying value and the Company recorded a goodwill impairment charge of $865 million.
Intangible Assets
Intangible assets comprise:

	As of October 31, 2022			As of October 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$475	$(256)	$219	$472	$(175)	$297
Developed and core technology and patents	1,163	(695)	468	1,187	(537)	650
Trade name and trademarks	144	(98)	46	144	(73)	71
In-process research and development	—	—	—	4	—	4
Total intangible assets	$1,782	$(1,049)	$733	$1,807	$(785)	$1,022
For fiscal 2022, the decrease in gross intangible assets was due primarily to $29 million of intangible assets which became fully amortized and were eliminated from gross intangible assets and accumulated amortization, partially offset by $4 million of purchase accounting adjustments related to acquisitions.
For fiscal 2022, the Company reclassified in-process research and development assets acquired of $4 million to developed and core technology and patents, as the projects were completed, and began amortization. For fiscal 2021, the Company reclassified in-process research and development assets acquired of $113 million to developed and core technology and patents as the projects were completed, and began amortization.
As of October 31, 2022, the weighted-average remaining useful lives of the Company's finite-lived intangible assets were as follows:

Finite-Lived Intangible Assets	Weighted-Average Remaining Useful Lives
In years
Customer contracts, customer lists and distribution agreements	5
Developed and core technology and patents	4
Trade name and trademarks	2
As of October 31, 2022, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year	In millions
2023	$267
2024	208
2025	96
2026	81
2027	48
Thereafter	33
Total	$733
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
Level 3—Unobservable inputs for assets or liabilities.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2022				As of October 31, 2021
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions				In millions
Assets
Cash equivalents and investments:
Time deposits	$—	$1,516	$—	$1,516	$—	$806	$—	$806
Money market funds	744	—	—	744	1,495	—	—	1,495
Equity securities	—	—	126	126	57	—	129	186
Foreign bonds	—	91	—	91	—	122	—	122
Other debt securities	—	—	33	33	—	—	42	42
Derivative instruments:
Interest rate contracts	—	—	—	—	—	95	—	95
Foreign exchange contracts	—	840	—	840	—	308	—	308
Other derivatives	—	2	—	2	—	4	—	4
Total assets	$744	$2,449	$159	$3,352	$1,552	$1,335	$171	$3,058
Liabilities
Derivative instruments:
Interest rate contracts	$—	$178	$—	$178	$—	$—	$—	$—
Foreign exchange contracts	—	128	—	128	—	127	—	127
Other derivatives	—	1	—	1	—	—	—	—
Total liabilities	$—	$307	$—	$307	$—	$127	$—	$127
For the fiscal years ended October 31, 2022 and 2021, there were no transfers between levels within the fair value hierarchy.
Valuation Techniques
Cash Equivalents and Investments: The Company holds time deposits, money market funds, debt securities primarily consisting of corporate and foreign government notes and bonds. The Company values cash equivalents using quoted market prices, alternative pricing sources, including net asset value, or models utilizing market observable inputs. The fair value of debt and equity investments was based on quoted market prices or model-driven valuations using inputs primarily derived from or corroborated by observable market data, and, in certain instances, valuation models that utilize assumptions which cannot be corroborated with observable market data. Equity and other securities include investments in marketable and non-marketable

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
securities. In evaluating non-marketable securities for impairment or observable price changes, the Company uses valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections.
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
Other Fair Value Disclosures
Short- and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. As of October 31, 2022, the estimated fair value of the Company's short-term and long-term debt was $12.2 billion and the carrying value was $12.5 billion. As of October 31, 2021, the estimated fair value of the Company's short-term and long-term debt was $14.6 billion and the carrying value was $13.4 billion. If measured at fair value in the Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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
Equity investments without readily determinable fair value: Equity Investments are recorded at cost and measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. For the fiscal years ended October 31, 2022, 2021 and 2020, the Company recognized an unrealized net loss of $17 million, which included a $24 million impairment charge, and unrealized gains of $64 million and $19 million, respectively, in Interest and other, net in the Consolidated Statements of Earnings. For the fiscal years ended October 31, 2021 and 2020, there were no material impairment charges relating to equity investments. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy. These adjustments are based on observable price changes for certain equity investments without readily determinable fair value.
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
In fiscal 2022, 2021 and 2020, the Company recorded a ROU asset impairment charge of $5 million, $89 million and $74 million, respectively, in Transformation costs in the Consolidated Statements of Earnings as the carrying value of certain ROU assets exceeded its fair value. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
In the fourth quarter of fiscal 2022, the Company recorded a goodwill impairment charge of $905 million associated with the HPC & AI reporting unit and the Software reporting unit within the Corporate Investments and Other segment. In the second quarter of fiscal 2020, the Company recorded a goodwill impairment charge of $865 million associated with the HPC & AI reporting unit. The fair value of the Company's reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. For more information on the goodwill impairment, see Note 11, "Goodwill and Intangible Assets."

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 13: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of October 31, 2022			As of October 31, 2021
	Cost	Gross Unrealized Gains/(Losses)	Fair Value	Cost	Gross Unrealized Gains/(Losses)	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,516	$—	$1,516	$806	$—	$806
Money market funds	744	—	744	1,495	—	1,495
Total cash equivalents	2,260	—	2,260	2,301	—	2,301
Available-for-Sale Investments:
Foreign bonds	93	(2)	91	108	14	122
Other debt securities	32	1	33	41	1	42
Total available-for-sale investments	125	(1)	124	149	15	164
Total cash equivalents and available-for-sale investments	$2,385	$(1)	$2,384	$2,450	$15	$2,465
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2022 and 2021, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $39 million, $18 million and $44 million in fiscal 2022, 2021 and 2020 respectively. Time deposits were primarily issued by institutions outside the U.S. as of October 31, 2022 and October 31, 2021. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2022
	Amortized Cost	Fair Value
	In millions
Due in one year	$19	$19
Due in more than five years	106	105
	$125	$124
Non-marketable equity investments in privately held companies are included in Long-term financing receivables and other assets in the Consolidated Balance Sheets. These non-marketable equity investments are carried either at fair value or under the measurement alternative.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $175 million and $253 million as of October 31, 2022 and 2021, respectively. During the twelve months ended October 31, 2022, 2021 and 2020, the Company recorded an unrealized net loss of $17 million, which included a $24 million impairment charge, and unrealized gains of $64 million and $19 million respectively, on these investments. During the twelve months ended October 31, 2021 and 2020, there were no material impairment charges relating to equity investments.
The carrying amount of those non-marketable equity investments accounted for under the fair value option was $126 million and $129 million as of October 31, 2022 and 2021, respectively. During the twelve months ended October 31, 2022, 2021, the Company recorded unrealized gains of $86 million and $50 million respectively, on these investments. During the twelve months ended October 31, 2022, the Company sold $165 million of these investments.
Equity investments with readily determinable fair values are included in Long-term financing receivables and other assets in the Consolidated Balance Sheets. There were no such equity investments as of October 31, 2022 as the Company completed the sale of these investments. The carrying amount of such equity investments was $57 million as of October 31, 2021.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Consolidated Balance Sheets. These amounted to $2.2 billion at October 31, 2022 and 2021. For additional information, see Note 20, "Equity Method Investments."
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
To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allows the Company to hold collateral from, or require the Company to post collateral to counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of the Company's derivatives with credit contingent features in a net liability position was $106 million and $3 million at October 31, 2022 and 2021, respectively, all of which were fully collateralized within two business days.
Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of October 31, 2022 and 2021.
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
Notes to Consolidated Financial Statements (Continued)
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
The Company used interest rate contracts designated as cash flow hedges to hedge the variability of cash flows in the interest payments associated with its variable-rate debt due to changes in the U.S. dollar LIBOR-based floating interest rate. The swap transactions generally involved principal and interest obligations for U.S. dollar-denominated amounts. There were no cash flow hedges related to interest rate contracts in fiscal 2022.
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

	As of October 31, 2022					As of October 31, 2021
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$2,500	$—	$—	$—	$178	$3,850	$15	$80	$—	$—
Cash flow hedges:
Foreign currency contracts	7,662	420	246	25	13	7,664	125	68	49	32
Net investment hedges:
Foreign currency contracts	1,883	60	74	12	13	1,860	33	40	12	18
Total derivatives designated as hedging instruments	12,045	480	320	37	204	13,374	173	188	61	50
Derivatives not designated as hedging instruments
Foreign currency contracts	7,780	36	4	53	12	6,994	25	17	16	—
Other derivatives	95	2	—	1	—	113	4	—	—	—
Total derivatives not designated as hedging instruments	7,875	38	4	54	12	7,107	29	17	16	—
Total derivatives	$19,920	$518	$324	$91	$216	$20,481	$202	$205	$77	$50
Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of October 31, 2022 and 2021, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

	As of October 31, 2022
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$842	$—	$842	$199	$508	(1)	$135
Derivative liabilities	$307	$—	$307	$199	$113	(2)	$(5)

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
(2)Represents the collateral posted by the Company in cash or through re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of October 31, 2022 and 2021 the entire amount of the collateral posted of $113 million and $5 million, respectively, was through re-use of counterparty collateral.
The amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying amount of the hedged assets/ (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/ (liabilities)
	As of October 31,		As of October 31,
Balance Sheet Line Item of Hedged Item	2022	2021	2022	2021
	In millions		In millions
Notes payable and short-term borrowings	$—	$(1,365)	$—	$(15)
Long-term debt	$(2,317)	$(2,573)	$178	$(80)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the twelve months ended October 31,
	2022	2021	2020
	In millions
Derivatives in Cash Flow Hedging relationship
Foreign exchange contracts	$1,025	$(50)	$(34)
Interest rate contracts	—	—	(6)
Derivatives in Net Investment Hedging relationship
Foreign exchange contracts	99	(33)	56
Total	$1,124	$(83)	$16
As of October 31, 2022, the Company expects to reclassify an estimated net accumulated other comprehensive gain of approximately $125 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Effect of Derivative Instruments on the Consolidated Statements of Earnings
The pre-tax effect of derivative instruments on the Consolidated Statements of Earnings were as follows:

	Gains (Losses) Recognized in Income
	For the twelve months ended October 31,
	2022		2021		2020
	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net
	In millions
Total amounts of income and expense line items presented in the Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded	$28,496	$(188)	$27,784	$(211)	$26,982	$(215)
Gains (losses) on derivatives in fair value hedging relationships
Interest rate contracts
Hedged items	—	273	—	125	—	(159)
Derivatives designated as hedging instruments	—	(273)	—	(125)	—	159
Gains (losses) on derivatives in cash flow hedging relationships
Foreign exchange contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	388	590	(81)	(73)	38	(14)
Interest rate contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	—	—	—	(2)	—	(3)
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	287	—	(68)	—	44
Other derivatives	—	(3)	—	6	—	(5)
Total gains (losses)	$388	$874	$(81)	$(137)	$38	$22
Note 14: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of October 31,
	2022		2021
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt(1)	$3,876	3.6%	$2,613	2.1%
Commercial paper	542	0.6%	705	(0.3)%
Notes payable to banks, lines of credit and other	194	2.7%	234	1.0%
Total notes payable and short-term borrowings	$4,612		$3,552

(1)As of October 31, 2022, the Current portion of long-term debt, net of discount and issuance costs, included $1.5 billion associated with the current portion of the Company issued asset-backed debt securities.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Long-Term Debt

	As of October 31,
	2022	2021
	In millions
Hewlett Packard Enterprise Unsecured Senior Notes
$1,000 issued at discount to par at a price of 99.883% in July 2020 at 1.45% due April 1, 2024, interest payable semi-annually on April 1 and October 1 of each year	$1,000	$999
$750 issued at discount to par at a price of 99.820% in July 2020 at 1.75% due April 1, 2026, interest payable semi-annually on April 1 and October 1 of each year	749	749
$1,250 issued at discount to par at a price of 99.956% in April 2020 at 4.45% due October 2, 2023, interest payable semi-annually on April 2 and October 2 of each year	1,250	1,250
$1,000 issued at discount to par at a price of 99.979% in September 2019 at 2.25% due April 1, 2023, interest payable semi-annually on April 1 and October 1 of each year	1,000	1,000
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 15, 2022, interest payable semi-annually on April 15 and October 15 of each year	—	1,349
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,497	2,497
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	750
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
Hewlett Packard Enterprise Asset-Backed Debt Securities
$651 issued in October 2022, in five tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.55%, payable monthly from November 2022 with a stated final maturity date of August 2029	651	—
$747 issued in May 2022, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 3.68%, payable monthly from July 2022 with a stated final maturity date of March 2030	614	—
$1,000 issued in January 2022, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.51%, payable monthly from March 2022 with a stated final maturity date of November 2029	712	—
$753 issued in June 2021, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.58%, payable monthly from August 2021 with a stated final maturity date of March 2029	362	636
$1,000 issued in March 2021, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.49%, payable monthly from April 2021 with a stated final maturity date of March 2031	354	676
$1,000 issued in June 2020, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.19%, payable monthly from August 2020 with a stated final maturity date of July 2030	151	442
$755 issued in February 2020 of in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.87%, payable monthly from April 2020 with a stated final maturity date of February 2030	88	261
$763 issued in September 2019, in six tranches at a discount to par, at a weighted average price of 99.99% and a weighted average interest rate of 2.31%, payable monthly from November 2019 with a stated final maturity date of September 2029	—	145
Other, including finance lease obligations, at 1.1%-5.4%, due in calendar years 2022-2030(1)	261	198
Fair value adjustment related to hedged debt	(178)	95
Unamortized debt issuance costs	(31)	(37)
Less: current portion	(3,876)	(2,613)
Total long-term debt	$7,853	$9,896

(1)Other, including finance lease obligations included $86 million and $70 million as of October 31, 2022 and 2021, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related finance and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.
Interest expense on borrowings recognized in the Consolidated Statements of Earnings was as follows:

		For the fiscal years ended October 31,
Expense	Location	2022	2021	2020
		In millions
Financing interest	Financing interest	$211	$212	$271
Interest expense	Interest and other, net	260	289	332
Total interest expense		$471	$501	$603

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Hewlett Packard Enterprise Unsecured Senior Notes
In August 2022, the Company redeemed $1.35 billion of 4.40% Senior Notes with an original maturity date of October 15, 2022, utilizing the par call option on the debt, with no redemption penalties.
In October 2021, the Company redeemed $1 billion of 4.65% Senior Notes with an original maturity date of October 1, 2024. The Company recognized $100 million as early debt redemption costs within Interest and other, net in the Consolidated Statements of Earnings.
In September 2021, the Company redeemed $500 million of 3.5% Senior Notes with an original maturity date of October 5, 2021, and $800 million of its outstanding Floating Rate Senior Notes at three-month USD LIBOR plus 0.72% due October 5, 2021.
In March 2021, the Company repaid $500 million of Floating Rate Senior Notes at three-month USD LIBOR plus 0.68% on their original maturity date.
Asset-Backed Debt Securities
In September 2022, the Company redeemed $763 million asset-backed debt securities with a weighted average price of 99.99% and a weighted average interest rate of 2.31%, and an original maturity date of September 20, 2029.
As disclosed in Note 13, "Financial Instruments", the Company used interest rate swaps to mitigate the exposure of its fixed rate debt to changes in fair value resulting from changes in interest rates, or hedge the variability of cash flows in the interest payments associated with its variable-rate debt. Interest rates on long-term debt in the table above have not been adjusted to reflect the impact of any interest rate swaps.
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. The Parent Program in the U.S. provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. The Parent Program outside the U.S. provides for the issuance of commercial paper denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of October 31, 2022 and 2021, no borrowings were outstanding under the Parent Programs, and $542 million and $705 million, respectively, were outstanding under the subsidiary's program.
Revolving Credit Facility
In December 2021, the Company terminated its prior senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with an aggregate lending commitment of $4.75 billion for a period of five years. As of October 31, 2022 and 2021, no borrowings were outstanding under either credit facility.
Future Maturities of Borrowings
As of October 31, 2022, aggregate future maturities of the Company's borrowings at face value (excluding a fair value adjustment related to hedged debt of $178 million, a net discount of $5 million and debt issuance costs of $31 million), including finance lease obligations were as follows:

Fiscal year	In millions
2023	$3,882
2024	2,038
2025	2,973
2026	770
2027	10
Thereafter	2,270
Total	$11,943

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 15: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2022 and changes during fiscal 2022 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$15	$81	$(2,545)	$(466)	$(2,915)
Other comprehensive (loss) income before reclassifications	(16)	1025	(315)	(146)	548
Reclassifications of (gains) losses into earnings	—	(978)	160	—	(818)
Tax (provision) benefit	—	(19)	104	2	87
Balance at end of period	$(1)	$109	$(2,596)	$(610)	$(3,098)
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2021 and changes during fiscal 2021 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$18	$(7)	$(3,473)	$(477)	$(3,939)
Other comprehensive (loss) income before reclassifications	(3)	(50)	763	16	726
Reclassifications of losses into earnings	—	156	285	—	441
Tax provision	—	(18)	(120)	(5)	(143)
Balance at end of period	$15	$81	$(2,545)	$(466)	$(2,915)
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2020 and changes during fiscal 2020 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$23	$53	$(3,366)	$(437)	$(3,727)
Effect of change in accounting principle (1)	—	$(10)	$—	(33)	$(43)
Other comprehensive loss before reclassifications	(1)	(40)	(358)	(12)	(411)
Reclassifications of (gains) losses into earnings	(4)	(21)	259	—	234
Tax benefit (provision)	—	11	(8)	5	8
Balance at end of period	$18	$(7)	$(3,473)	$(477)	$(3,939)

(1)Reflects the adoption of the FASB guidance on stranded tax effects.
Dividends
The stockholders of HPE common stock are entitled to receive dividends when and as declared by HPE's Board of Directors. Dividends declared were $0.48 per common share in both fiscal 2022 and 2021.
On November 29, 2022, the Company declared a regular cash dividend of $0.12 per share on the Company's common stock, payable on January 13, 2023, to the stockholders of record as of the close of business on December 14, 2022.

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
In fiscal 2022, the Company repurchased and settled a total of 35.4 million shares under its share repurchase program through open market repurchases, which included 0.8 million shares that were unsettled open market repurchases as of October 31, 2021. Additionally, the Company had unsettled open market repurchases of 0.3 million shares as of October 31, 2022. Shares repurchased during the fiscal 2022 were recorded as a $0.5 billion reduction to stockholders' equity. As of October 31, 2022, the Company had a remaining authorization of $1.4 billion for future share repurchases.
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
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions, except per share amounts
Numerator:
Net earnings (loss)	$868	$3,427	$(322)
Denominator:
Weighted-average shares used to compute basic net EPS	1,303	1,309	1,294
Dilutive effect of employee stock plans	19	21	—
Weighted-average shares used to compute diluted net EPS	1,322	1,330	1,294
Net earnings (loss) per share:
Basic	$0.67	$2.62	$(0.25)
Diluted	$0.66	$2.58	$(0.25)
Anti-dilutive weighted-average stock awards(1)	2	6	49

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings (loss) per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 17: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the "Separation and Distribution Agreement") entered into in connection with Hewlett Packard Enterprise's spin-off from HP Inc. (formerly known as "Hewlett-Packard Company") (the "Separation"), Hewlett Packard Enterprise and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of October 31, 2022, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Litigation, Proceedings and Investigations
Ross and Rogus v. Hewlett Packard Enterprise Company. On November 8, 2018, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara alleging that HPE pays its California-based female employees "systemically lower compensation" than HPE pays male employees performing substantially similar work. The complaint alleges various California state law claims, including California's Equal Pay Act, Fair Employment and Housing Act, and Unfair Competition Law, and seeks certification of a California-only class of female employees employed in certain "Covered Positions." The complaint seeks damages, statutory and civil penalties, attorneys' fees and costs. On April 2, 2019, HPE filed a demurrer to all causes of action and an alternative motion to strike portions of the complaint. On July 2, 2019, the court denied HPE’s demurrer as to the claims of the putative class and granted HPE's demurrer as to the claims of the individual plaintiffs. The parties have reached an agreement to resolve this litigation. The terms of the class settlement are reflected in Plaintiff’s Motion for Preliminary Approval of Class Action Settlement and Certification of Settlement Class, which was filed with the Court on September 26, 2022. On November 3, 2022, the Court granted Plaintiff’s motion and preliminarily approved the terms of the class settlement, which defines the settlement class as all “[w]omen actively employed in California by Defendant at any point from November 1, 2015 through the date of Preliminary Approval” who were employed in a covered job code. The settlement class excludes certain individuals, including those who previously executed an arbitration agreement with HPE or an agreement that resulted in a release or waiver of claims. The hearing on final approval of the class settlement is scheduled for April 27, 2023.
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
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition. Oracle’s claims arise out of HPE's prior use of a third-party maintenance provider named Terix Computer Company, Inc. ("Terix"). Oracle contends that in connection with HPE's use of Terix as a subcontractor for certain customers of HPE's multivendor support business, Oracle's copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix's alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On January 29, 2019, the court granted HPE's Motion for Summary Judgment as to all of Oracle's claims. On February 20, 2019, the court entered judgment in favor of HPE, dismissing Oracle's claims in their entirety. Oracle appealed the trial court's ruling to the United States Court of Appeals for the Ninth Circuit. On August 20, 2020, the United States Court of Appeals for the Ninth Circuit issued its ruling, affirming in part and reversing in part the trial court's decision granting summary judgment in favor of HPE. On October 6, 2020, the matter was remanded to the United States District Court for the Northern District of California. On June 4, 2021, the Court issued an order denying HPE’s motion for summary judgment and granting-in-part Oracle’s motion for partial summary judgment as to a certain of HPE’s defenses. Trial began on May 23, 2022. On June 15, 2022, the jury returned its verdict, awarding $30 million in compensatory damages to Oracle and rejecting Oracle’s request for punitive damages. Judgment has not yet been entered by the Court as the parties are engaged in post-verdict motion practice on multiple issues, including HPE’s Motion for Judgment as a Matter of Law and Oracle’s request for an award of prejudgment interest and attorneys’ fees. The parties have since reached an agreement to resolve this dispute. Pursuant to the terms of the settlement, the case will be dismissed, and the matter closed.
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
Environmental
The Company's operations and products are or may in the future become subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites, the substances and materials used in the Company's products, the energy consumption of products, services, and operations and the operational or financial responsibility for recycling, treatment and disposal of those products. This includes legislation that makes producers of electrical goods, including servers and networking equipment, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
legislation"). The Company could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws, including those related to addressing climate change and other environmental related issues, or if its products become non-compliant with such environmental laws. The Company's potential exposure includes impacts on revenue, fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean-up costs. The amount and timing of costs to comply with environmental laws are difficult to predict.
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
General Cross-indemnifications
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
As of October 31, 2022 and 2021, the Company's receivable and payable balances related to indemnified litigation matters and other contingencies, and income tax-related indemnification covered by these agreements were as follows:

	As of October 31,
	2022	2021
	In millions
Litigation matters and other contingencies
Receivable	$47	$54
Payable	$50	$53

Income tax-related indemnification(1)
Net indemnification receivable - long-term	$7	$50
Net indemnification receivable - short-term	$11	$11

(1)The actual amount that the Company may receive or pay could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.
Warranties
The Company's aggregate product warranty liabilities and changes therein were as follows:

	For the fiscal years ended October 31,
	2022	2021
	In millions
Balance at beginning of year	$327	$385
Charges	238	203
Adjustments related to pre-existing warranties	(2)	(27)
Settlements made	(203)	(234)
Balance at end of year(1)	$360	$327

(1)The Company included the current portion in Other accrued liabilities, and amounts due after one year in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Note 19: Commitments
Unconditional Purchase Obligations
As of October 31, 2022, the Company had unconditional purchase obligations of approximately $1.6 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction, as well as settlements that the Company has reached with third parties, requiring it to pay determined amounts over a specified period of time. These unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty. The Company expects the commitments to total $449 million, $186 million, $273 million, $301 million, $327 million, and $14 million for fiscal years 2023, 2024, 2025, 2026, 2027 and thereafter, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 20: Equity Method Investments
The Company includes investments which are accounted for using the equity method, under Investments in equity interests on the Company's Consolidated Balance Sheets. As of October 31, 2022 and 2021, the Company's Investments in equity interests was $2.2 billion and primarily related to a 49% equity interest in H3C Technologies ("H3C").
In the periods presented, the Company recorded its interest in the net earnings of H3C, prepared in accordance with U.S. GAAP on a one-month lag, along with an adjustment to eliminate unrealized profits on intra-entity sales, and the amortization of basis difference, within Earnings from equity interests in the Consolidated Statements of Earnings.
The difference between the sale date carrying value of the Company's investment in H3C and its proportionate share of the net assets fair value of H3C, created a basis difference of $2.5 billion, which was allocated as follows:

In millions
Equity method goodwill	$1,674
Intangible assets	749
In-process research and development	188
Deferred tax liabilities	(152)
Other	75
Basis difference	$2,534
The Company amortizes the basis difference over the estimated useful lives of the assets that gave rise to this difference. The weighted-average life of the H3C intangible assets is five years and is being amortized using the straight-line method. As of October 31, 2022 and 2021, the Company determined that no impairment of its equity method investments existed.
Earnings from equity interest
The Company recorded earnings from equity interests of $215 million, $180 million and $67 million in fiscal 2022, 2021 and 2020, respectively, in the Consolidated Statements of Earnings, the components of which are as follows:

	For the fiscal years ended October 31,
	2022	2021	2020
	In millions
Earnings from equity interests, net of taxes(1)	$270	$292	$211
Basis difference amortization	(45)	(109)	(145)
Elimination of profit on intra-entity sales adjustment	(10)	(3)	1
Earnings from equity interests	$215	$180	$67

(1) In fiscal 2022 and 2021, earnings from equity interests, net of taxes included $275 million and $260 million from H3C and ($5) million and $32 million from other venture investments, respectively.
In fiscal 2022 and 2021, the Company received a cash dividend of $197 million and $184 million, respectively, from H3C. This amount was accounted for as a return on investment and reflected as a reduction in the carrying balance of the Company's Investments in equity interests in its Consolidated Balance Sheets.
The Company also has commercial arrangements with H3C to buy and sell HPE branded servers, storage and networking products and services. During fiscal 2022, 2021 and 2020, HPE recorded approximately $848 million, $794 million and $737 million of sales to H3C and $148 million, $150 million and $215 million of purchases from H3C, respectively. Payables due to H3C as of October 31, 2022 and 2021 were approximately $22 million and $32 million, respectively. Receivables due from H3C as of October 31, 2022 and 2021 were approximately $18 million and $70 million, respectively.
A summary of H3C’s statements of operations for the twelve-month periods ended September 30, 2022, 2021 and 2020 and balance sheets as of September 30, 2022 and 2021 are as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	For the twelve months ended September 30,
	2022	2021	2020
Statement of Operations:	In millions
Revenue	$7,633	$6,377	$5,054
Gross profit	2,014	1,676	1,377
Net income	561	530	431

	As of September 30,
	2022	2021
Balance Sheets:	In millions
Current assets	$4,341	$3,830
Non-current assets	631	696
Current liabilities	3,299	2,903
Non-current liabilities	203	216

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
During the reporting period, HPE’s German affiliate, Hewlett-Packard GmbH, entered into an agreement to provide support services to Tara Steel Trading GmbH (“Tara Steel”) in Germany. The agreement, valued at approximately €3,400, was a renewal of a services agreement in connection with a 2017 sale of hardware via a distributor. In 2018, Tara Steel became a blocked party due to its status as a wholly-owned subsidiary of Mobarakeh Steel Company, which became subject to U.S. blocking sanctions under Executive Order 13224 on October 16, 2018. Based on HPE’s preliminary internal review, the total value of HPE’s prior dealings with Tara Steel, including the renewal agreement entered into during the reporting period, the underlying indirect 2017 hardware sale, the original service agreement in connection with such sale, and a renewal in 2020, was approximately €21,000. Related to Tara Steel, HPE has estimated that for this reporting period, the corresponding net revenue is €685.25 and net profit is €411.15. HPE’s affiliate has since terminated the subject service agreement and does not intend to engage in any further transactions with this entity.
For a summary of our revenue recognition policies, see "Revenue Recognition" described in Note 1, "Overview and Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Item 8 of Part II.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The names of the executive officers of Hewlett Packard Enterprise and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.
The following information is included in Hewlett Packard Enterprise's Proxy Statement related to its 2023 Annual Meeting of Stockholders to be filed within 120 days after Hewlett Packard Enterprise's fiscal year end of October 31, 2022 (the "Proxy Statement") and is incorporated herein by reference:
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
•Information regarding compensation committee interlocks and insider participation is set forth under "Our Board—Committees of the Board—Compensation—HR and Compensation Committee—Compensation Committee Interlocks and Insider Participation."
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
ITEM 14. Principal Accounting Fees and Services.
Information regarding principal accounting fees and services is set forth under "Proposals to be Voted On—Proposal No. 2—Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services" and "Audit-Related Matters—Report of the Audit Committee of the Board of Directors" in the Proxy Statement, which information is incorporated herein by reference.

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
Hewlett Packard Enterprise Company
Attn: Investor Relations
1701 E. Mossy Oaks Road
Spring, Texas 77389

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc., and Nimble Storage, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.16	Employee Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation,	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.18	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Canopy Merger Sub, Inc., and Cray Inc.	8-K	001-37483	2.1	May 17, 2019
2.27	Agreement and Plan of Merger, dated as of July 11, 2020, by and among Hewlett Packard Enterprise Company, Santorini Merger Sub, Inc., Silver Peak Systems, Inc., and certain other parties thereto	8-K	001-37483	2.1	July 13, 2020
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.3	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.4	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.5	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.250% notes due 2023	8-K	001-37483	4.2	September 13, 2019
4.6	Fifteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.450% notes due 2023	8-K	001-37483	4.2	April 9, 2020
4.7	Seventeenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.450% notes due 2024	8-K	001-37483	4.2	July 17, 2020
4.8	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.9	Registration Rights Agreement, dated as of October 9, 2015, by and among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.10	Form of Subordinated Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.11	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.16	December 10, 2020
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022
10.4	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.5	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.6	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.7	Form of Performance-Contingent Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.8	Form of Non-Employee Director Restricted Stock Units Grant Agreement*	8-K	001-37483	10.10	November 5, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.9	Form of Performance-Adjusted Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.10	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.11	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-216481	4.3	March 6, 2017
10.12	Nimble Storage, Inc. 2008 Equity Incentive Plan, as amended*	S-8	333-217349	4.3	April 18, 2017
10.13	SimpliVity Corporation 2009 Stock Plan*	S-8	333-217438	4.3	April 24, 2017
10.14	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.15	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.16	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.17	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.18	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)	10-Q	001-37483	10.29	September 4, 2018
10.19	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September 4, 2018
10.20	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.21	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.22	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.23	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.24	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.25	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.26	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.3	October 29, 2020
10.27	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.28	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.29	2021 Stock Incentive Plan – Form of Performance-Adjusted Restricted Stock Units Grant Agreement*	10-K	001-37483	10.31	December 10, 2021
10.30	Five-Year Credit Agreement dated as of December 10, 2021 among Hewlett Packard Enterprise Company, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent	10-Q	001-37483	10.33	March 3, 2022
10.31	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2022)*‡
21	Subsidiaries of Hewlett Packard Enterprise Company‡
23.1	Consent of Independent Registered Public Accounting Firm‡
24	Power of Attorney (included on the signature page)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)

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
ITEM 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 8, 2022	HEWLETT PACKARD ENTERPRISE COMPANY
		By:	/s/ Tarek A. Robbiati
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

Signature	Title(s)	Date

/s/ Antonio F. Neri	President, Chief Executive Officer and Director (Principal Executive Officer)	December 8, 2022
Antonio F. Neri
/s/ Tarek A. Robbiati	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 8, 2022
Tarek A. Robbiati
/s/ Jeremy K. Cox	Senior Vice President, Controller and Chief Tax Officer (Principal Accounting Officer)	December 8, 2022
Jeremy K. Cox
/s/ Patricia F. Russo	Chairman	December 8, 2022
Patricia F. Russo
/s/ Daniel L. Ammann	Director	December 8, 2022
Daniel L. Ammann
/s/ Pamela L. Carter	Director	December 8, 2022
Pamela L. Carter
/s/ Regina E. Dugan	Director	December 8, 2022
/s/ Regina E. Dugan
/s/ Jean M. Hobby	Director	December 8, 2022
Jean M. Hobby
/s/ George R. Kurtz	Director	December 8, 2022
George R. Kurtz
/s/ Raymond J. Lane	Director	December 8, 2022
Raymond J. Lane

/s/ Ann M. Livermore	Director	December 8, 2022
Ann M. Livermore
/s/ Charles H. Noski	Director	December 8, 2022
Charles H. Noski
/s/ Raymond E. Ozzie	Director	December 8, 2022
Raymond E. Ozzie
/s/ Gary M. Reiner	Director	December 8, 2022
Gary M. Reiner