Form 10-Q
period 2023-01-31
Hewlett Packard Enterprise Co
filed 2023-03-07
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1701 East Mossy Oaks Road,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip code)
(678)			259-9860
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of March 2, 2023 was 1,295,869,008 shares, par value $0.01.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended January 31, 2023

Table of Content

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "intend", "will", "estimates", "may", "likely", "could", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to the scope and duration of the novel coronavirus pandemic ("COVID-19"), other outbreaks, epidemics, pandemics, or public health crises, and the ongoing conflict between Russia and Ukraine, our actions in response thereto, and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any projections or expectations of revenue, margins, expenses, investments, effective tax rates, interest rates, the impact of tax law changes (including those in the Inflation Reduction Act of 2022) and related guidance and regulations, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections of the amount, execution, timing, and results of any transformation or impact of cost savings, restructuring plans, including estimates and assumptions related to the anticipated benefits, cost savings, or charges of implementing such transformation and restructuring plans; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution of corporate transactions or contemplated acquisitions, research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to products or services; any statements concerning technological and market trends, the pace of technological innovation, and adoption of new technologies, including products and services offered by Hewlett Packard Enterprise; any statements regarding current or future macroeconomic trends or events and the impacts of those trends and events on Hewlett Packard Enterprise and our financial performance, including but not limited to supply chain, inflation, and demand for our products and services, and our actions to mitigate such impacts on our business; any statements regarding future regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, and governance issues; any statements regarding pending investigations, claims, or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to supply chain constraints, the inflationary environment, the ongoing conflict between Russia and Ukraine, and the relationship between China and the U.S.; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including from pandemics and public health problems, such as the outbreak of COVID-19, and geopolitical events, such as those mentioned above); the development of and transition to new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from macroeconomic or geopolitical events; the hiring and retention of key employees; the execution, integration, and other risks associated with business combination and investment transactions; the impact of changes to privacy, cybersecurity, environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims, and disputes; the impacts of the Inflation Reduction Act of 2022 and related guidance or regulations; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2022 and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	For the three months ended January 31,
	2023	2022
	In millions, except per share amounts
Net revenue:
Products	$5,114	$4,243
Services	2,572	2,596
Financing income	123	122
Total net revenue	7,809	6,961
Costs and expenses:
Cost of products	3,460	3,016
Cost of services	1,613	1,555
Financing cost	78	46
Research and development	623	504
Selling, general and administrative	1,257	1,201
Amortization of intangible assets	73	73
Transformation costs	102	111
Disaster charges (recovery)	1	(1)
Acquisition, disposition and other related charges	11	8
Total costs and expenses	7,218	6,513
Earnings from operations	591	448
Interest and other, net	(25)	(5)
Tax indemnification and related adjustments	(1)	(17)
Non-service net periodic benefit credit	—	36
Earnings from equity interests	58	31
Earnings before (provision) benefit for taxes	623	493
(Provision) benefit for taxes	(122)	20
Net earnings	$501	$513
Net earnings per share:
Basic	$0.39	$0.39
Diluted	$0.38	$0.39
Weighted-average shares used to compute net earnings per share:
Basic	1,298	1,304
Diluted	1,315	1,325

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended January 31,
	2023	2022
	In millions
Net earnings	$501	$513
Other comprehensive (loss) income before taxes:
Change in net unrealized gains (losses) on available-for-sale securities:
Net unrealized gains (losses) arising during the period	5	(1)
	5	(1)
Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized (losses) gains arising during the period	(518)	215
Net losses (gains) reclassified into earnings	247	(201)
	(271)	14
Change in unrealized components of defined benefit plans:
Net unrealized gains arising during the period	—	6
Amortization of net actuarial loss and prior service benefit	35	41
Curtailments, settlements and other	—	1
	35	48
Change in cumulative translation adjustment	20	(11)
Other comprehensive (loss) income before taxes	(211)	50
Benefit (provision) for taxes	53	(13)
Other comprehensive (loss) income, net of taxes	(158)	37
Comprehensive income	$343	$550

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	January 31, 2023	October 31, 2022
	(Unaudited)	(Audited)
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$2,530	$4,163
Accounts receivable, net of allowances	4,201	4,101
Financing receivables, net of allowances	3,726	3,522
Inventory	4,644	5,161
Other current assets	3,133	3,559
Total current assets	18,234	20,506
Property, plant and equipment	5,990	5,784
Long-term financing receivables and other assets	11,046	10,537
Investments in equity interests	2,225	2,160
Goodwill	17,421	17,403
Intangible assets	675	733
Total assets	$55,591	$57,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$5,349	$4,612
Accounts payable	6,535	8,717
Employee compensation and benefits	1,284	1,401
Taxes on earnings	210	176
Deferred revenue	3,533	3,451
Accrued restructuring	185	192
Other accrued liabilities	4,380	4,625
Total current liabilities	21,476	23,174
Long-term debt	7,577	7,853
Other non-current liabilities	6,475	6,187
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Common stock, $0.01 par value (9,600 shares authorized; 1,297 and 1,281 shares issued and outstanding at January 31, 2023 and October 31, 2022, respectively)	13	13
Additional paid-in capital	28,259	28,299
Accumulated deficit	(5,005)	(5,350)
Accumulated other comprehensive loss	(3,256)	(3,098)
Total HPE stockholders' equity	20,011	19,864
Non-controlling interests	52	45
Total stockholders' equity	20,063	19,909
Total liabilities and stockholders' equity	$55,591	$57,123

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended January 31,
	2023	2022
	In millions
Cash flows from operating activities:
Net earnings	$501	$513
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	656	621
Stock-based compensation expense	140	128
Provision for inventory and doubtful accounts	45	46
Restructuring charges	72	37
Deferred taxes on earnings	20	37
Earnings from equity interests	(58)	(31)
Other, net	(60)	(27)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(112)	543
Financing receivables	(523)	181
Inventory	495	(834)
Accounts payable	(2,195)	(438)
Taxes on earnings	46	(111)
Restructuring	(96)	(114)
Other assets and liabilities	240	(627)
Net cash used in operating activities	(829)	(76)
Cash flows from investing activities:
Investment in property, plant and equipment	(794)	(624)
Proceeds from sale of property, plant and equipment	159	123
Purchases of investments	—	(21)
Proceeds from maturities and sales of investments	4	44
Financial collateral posted	(682)	(10)
Financial collateral received	108	153
Payments made in connection with business acquisitions, net of cash acquired	(32)	—
Net cash used in investing activities	(1,237)	(335)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	745	53
Proceeds from debt, net of issuance costs	261	1,276
Payment of debt	(661)	(633)
Net payments related to stock-based award activities	(107)	(57)
Repurchase of common stock	(73)	(129)
Cash dividends paid to shareholders	(156)	(155)
Net cash provided by financing activities	9	355
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	138	—
Decrease in cash, cash equivalents and restricted cash	(1,919)	(56)
Cash, cash equivalents and restricted cash at beginning of period	4,763	4,332
Cash, cash equivalents and restricted cash at end of period	$2,844	$4,276
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
For the three months ended January 31, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2022	1,281,037	$13	$28,299	$(5,350)	$(3,098)	$19,864	$45	$19,909
Net earnings				501		501	7	508
Other comprehensive loss					(158)	(158)		(158)
Comprehensive income						343	7	350
Stock-based compensation expense			140			140		140
Tax withholding related to vesting of employee stock plans			(134)			(134)		(134)
Issuance of common stock in connection with employee stock plans and other	20,352		24			24		24
Repurchases of common stock	(4,505)		(70)			(70)		(70)
Cash dividends declared ($0.12 per share)				(156)		(156)		(156)
Balance at January 31, 2023	1,296,884	$13	$28,259	$(5,005)	$(3,256)	$20,011	$52	$20,063

) Represents the impact of the adoption of the accounting standard on the s on financial instruments.

	Common Stock
For the three months ended January 31, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2021	1,294,634	$13	$28,470	$(5,597)	$(2,915)	$19,971	$46	$20,017
Net earnings				513		513	1	514
Other comprehensive income					37	37		37
Comprehensive income						550	1	551
Stock-based compensation expense			128			128		128
Tax withholding related to vesting of employee stock plans			(82)			(82)		(82)
Issuance of common stock in connection with employee stock plans and other	13,449		26			26		26
Repurchases of common stock	(7,824)		(120)			(120)		(120)
Cash dividends declared ($0.12 per share)				(155)		(155)		(155)
Balance at January 31, 2022	1,300,259	$13	$28,422	$(5,239)	$(2,878)	$20,318	$47	$20,365

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Overview and Summary of Significant Accounting Policies
Background
Hewlett Packard Enterprise Company ("Hewlett Packard Enterprise," "HPE," or the "Company") is a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze and act upon data seamlessly from edge to cloud. Hewlett Packard Enterprise enables customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Hewlett Packard Enterprise's customers range from small- and medium-sized businesses to large global enterprises and governmental entities.
Basis of Presentation and Consolidation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The Company’s unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated businesses of the Company have been eliminated. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of January 31, 2023 and October 31, 2022, its results of operations for the three months ended January 31, 2023 and 2022, its cash flows for the three months ended January 31, 2023 and 2022, and its statements of stockholders' equity for the three months ended January 31, 2023 and 2022.
The results of operations and the cash flows for the three months ended January 31, 2023 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the U.S. Securities and Exchange Commission ("SEC") on December 8, 2022.
Segment Realignment
Effective at the beginning of the first quarter of fiscal 2023, in order to align its segment financial reporting more closely with its current business structure, the Company implemented an organizational change with the transfer of certain storage networking products, previously reported within the Storage reportable segment, to the Compute reportable segment.
The Company reflected these changes to its segment information retrospectively to the earliest period presented, which primarily resulted in the realignment of net revenue and operating profit for each of the segments as described above. These changes had no impact on Hewlett Packard Enterprise’s previously reported consolidated net revenue, net earnings, net earnings per share ("EPS") or total assets.
Significant Accounting Policies
There have been no changes to the Company's significant accounting policies described in Part II, Item 8, Note 1, "Overview and Summary of Significant Accounting Policies," of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
Recently Enacted Accounting Pronouncements
Although there are new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that the Company will adopt, as applicable, the Company does not believe any of these accounting pronouncements will have a material impact on its Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information
Hewlett Packard Enterprise's operations are organized into six segments for financial reporting purposes: Compute, High Performance Computing & Artificial Intelligence ("HPC & AI"), Storage, Intelligent Edge, Financial Services ("FS"), and Corporate Investments and Other. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker, who is the Chief Executive Officer, uses to evaluate, view, and run the Company's business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The six segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results. A summary description of each segment follows.
Compute includes both general purpose servers for multi-workload computing and workload optimized servers to deliver the best performance and value for demanding applications. This portfolio of products includes the HPE ProLiant Compute rack and tower servers and HPE Synergy servers. Compute offerings also include operational and support services and HPE GreenLake for Compute that provides flexible Compute as-a-service ("aaS") IT infrastructure on a consumption basis through the HPE GreenLake edge-to-cloud platform.
HPC & AI offers integrated systems comprised of software and hardware designed to address HPC, AI, Data Analytics, and Transaction Processing workloads for government and commercial customers globally. The solutions are segmented into HPC and Data Solutions. The HPC portfolio of products includes HPE Cray Supercomputing, HPE Apollo and Converged Edge Systems (formerly known as Edge Compute) hardware, software, and data management appliances that are often sold as supercomputing systems, including exascale supercomputers. The Data Solutions portfolio includes the mission critical compute portfolio and HPE NonStop. The mission critical compute portfolio includes the HPE Superdome Flex and HPE Integrity product lines for critical applications including large enterprise software applications and data analytics platforms. The HPE Nonstop portfolio includes high-availability, fault-tolerant, software and appliances that power applications such as credit-card transaction processing that require large scale and high availability. HPC & AI offerings also include operational and support services sold with its systems and as standalone services, and also offers most of its solutions aaS on a consumption basis through the HPE GreenLake edge-to-cloud platform.
Storage provides primary storage product and service offerings, which include software-powered hyperconverged infrastructure ("HCI") with HPE Nimble Storage Disaggregated HCI and HPE SimpliVity, cloud-native primary storage with HPE Primera and HPE Alletra Storage, storage aaS with HPE GreenLake for Block Storage, disaster recovery and ransomware recovery with Zerto, backup aaS with HPE Backup and Recovery Service, and big data solutions running on HPE Alletra 4000 Data Storage Servers. Storage also provides solutions for unstructured data and analytics workloads and traditional tape, storage networking, and disk products, such as HPE MSA and HPE XP. Storage also provides data-driven intelligence with HPE InfoSight and HPE CloudPhysics along with operational and support services, software subscription services, and data infrastructure portfolio and solutions delivered aaS on a consumption basis through the HPE GreenLake edge-to-cloud platform.
Intelligent Edge offers wired and wireless local area network ("LAN"), campus and data center switching, software-defined wide-area-network, network security, and associated services to enable secure connectivity for businesses of any size. The HPE Aruba Networking product portfolio includes hardware products such as Wi-Fi access points, switches and gateways. The HPE Aruba Networking software and services portfolio includes cloud-based management, network management, network access control, analytics and assurance, location services software, and professional and support services, as well as aaS and consumption models through the HPE GreenLake edge-to-cloud platform for the Intelligent Edge portfolio of products. Intelligence Edge offerings are consolidated in the Edge Service Platform which takes a cloud-native approach that provides customers a unified framework to meet their connectivity, security, and financial needs across campus, branch, data center, and remote worker environments.
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
Corporate Investments and Other includes the Advisory and Professional Services ("A & PS") business which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities; the Communications and Media Solutions business ("CMS"), which primarily offers software and related services to the telecommunications industry; the HPE Software business which offers the HPE Ezmeral Software

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Container Platform and HPE Ezmeral Software Data Fabric; and Hewlett Packard Labs which is responsible for research and development.
Segment Policy
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation expense, amortization of initial direct costs, amortization of intangible assets, transformation costs, disaster charges (recovery), and acquisition, disposition and other related charges.
Segment Operating Results
Segment net revenue and operating results were as follows:

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Three months ended January 31, 2023
Net revenue	$3,367	$993	$1,168	$1,121	$867	$293	$7,809
Intersegment net revenue	89	63	19	6	6	—	183
Total segment net revenue	$3,456	$1,056	$1,187	$1,127	$873	$293	$7,992
Segment earnings (loss) from operations	$609	$1	$142	$247	$82	$(55)	$1,026
Three months ended January 31, 2022
Net revenue	$3,004	$776	$1,116	$900	$840	$325	$6,961
Intersegment net revenue	40	14	12	1	2	—	69
Total segment net revenue	$3,044	$790	$1,128	$901	$842	$325	$7,030
Segment earnings (loss) from operations	$427	$(7)	$157	$157	$104	$(11)	$827

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
    The reconciliation of segment operating results to Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended January 31,
	2023	2022
	In millions
Net revenue:
Total segments	$7,992	$7,030
Eliminations of intersegment net revenue	(183)	(69)
Total consolidated net revenue	$7,809	$6,961
Earnings before taxes:
Total segment earnings from operations	$1,026	$827
Unallocated corporate costs and eliminations	(108)	(59)
Stock-based compensation expense	(140)	(128)
Amortization of initial direct costs	—	(1)
Amortization of intangible assets	(73)	(73)
Transformation costs	(102)	(111)
Disaster (charges) recovery	(1)	1
Acquisition, disposition and other related charges	(11)	(8)
Interest and other, net	(25)	(5)
Tax indemnification and related adjustments	(1)	(17)
Non-service net periodic benefit credit	—	36
Earnings from equity interests	58	31
Total earnings before provision for taxes	$623	$493
Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to total assets as per Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2023	October 31, 2022
	In millions
Compute	$15,616	$16,881
HPC & AI	5,718	5,997
Storage	7,093	7,484
Intelligent Edge	4,403	4,594
Financial Services	14,937	14,837
Corporate Investments and Other	874	1,110
Corporate and unallocated assets	6,950	6,220
Total assets	$55,591	$57,123

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Geographic Information
Net revenue by geographic region was as follows:

	For the three months ended January 31,
	2023	2022
	In millions
Americas:
United States	$2,885	$2,318
Americas excluding U.S.	569	461
Total Americas	3,454	2,779
Europe, Middle East and Africa	2,680	2,556
Asia Pacific and Japan	1,675	1,626
Total consolidated net revenue	$7,809	$6,961
Note 3: Transformation Programs
Transformation programs are comprised of the cost optimization and prioritization plan and the HPE Next initiative. During the third quarter of fiscal 2020, the Company launched the cost optimization and prioritization plan, which focuses on realigning the workforce to areas of growth, a new hybrid workforce model called Edge-to-Office, real estate strategies, and simplifying and evolving our product portfolio strategy. The implementation period of the primary elements of the cost optimization and prioritization plan is anticipated to be through fiscal 2023. During the remaining implementation period, the Company expects to incur transformation costs predominantly related to labor restructuring, non-labor restructuring, IT investments, design and execution charges and real estate initiatives.
During the third quarter of fiscal 2017, the Company launched an initiative called HPE Next to put in place a purpose-built company designed to compete and win in the markets where it participates. Through this program, the Company is simplifying the operating model, and streamlining its offerings, business processes and business systems to improve its strategy execution. The implementation period of primary elements of the HPE Next initiative is anticipated to be through fiscal 2023. During the remaining implementation period, the Company expects to incur predominantly IT infrastructure costs for streamlining, upgrading, and simplifying back-end operations, and real estate initiatives. These costs are expected to be offset by gains from real estate sales and sublease income from inactive office space.
Cost Optimization and Prioritization Plan
The components of transformation costs relating to the cost optimization and prioritization plan were as follows:

	For the three months ended January 31,
	2023	2022
	In millions
Program management	$1	$8
IT costs	8	8
Restructuring charges	71	37
Total	$80	$53

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
HPE Next
The components of transformation costs relating to HPE Next were as follows:

	For the three months ended January 31,
	2023	2022
	In millions
Program management	$—	$3
IT costs	21	47
Restructuring charges	1	—
Gain on real estate sales	—	(8)
Impairment of real estate assets	—	11
Other	—	5
Total	$22	$58
Restructuring Plan
Restructuring activities related to the Company's employees and infrastructure under the cost optimization and prioritization plan and HPE Next plan are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2022	$185	$122	$11	$25
Charges	53	18	—	1
Cash payments	(71)	(18)	(4)	(2)
Non-cash items	12	1	1	—
Liability as of January 31, 2023	$179	$123	$8	$24
Total costs incurred to date, as of January 31, 2023	$698	$501	$1,261	$261
Total expected costs to be incurred as of January 31, 2023	$750	$550	$1,261	$265
The current restructuring liability related to the transformation programs, reported in the Condensed Consolidated Balance Sheets as of January 31, 2023 and October 31, 2022, was $184 million and $191 million, respectively, in Accrued restructuring, and $25 million and $28 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of January 31, 2023 and October 31, 2022, was $125 million and $124 million, respectively.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4: Retirement Benefit Plans
The Company's net pension benefit (credit) cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended January 31,
	2023	2022
	In millions
Service cost	$13	$20
Interest cost(1)	93	40
Expected return on plan assets(1)	(130)	(118)
Amortization and deferrals(1):
Actuarial loss	39	44
Prior service benefit	(3)	(3)
Net periodic benefit (credit) cost	12	(17)
Settlement loss and special termination benefits(1)	—	1
Total net benefit (credit) cost	$12	$(16)

(1)These non-service components of net periodic benefit cost were included in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
For the three months ended January 31, 2023 and 2022, the Company recorded income tax expense of $122 million and income tax benefit of $20 million, respectively, which reflects an effective tax rate of 19.6% and (4.1)%, respectively. The effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.
For the three months ended January 31, 2023, the Company recorded $11 million of net income tax benefits related to various items discrete to the period. The amount primarily included $22 million of income tax benefits related to transformation costs, acquisition, disposition and other related charges and $13 million of net excess tax benefits related to stock-based compensation, partially offset by $23 million of net income tax charges related to tax audit settlements and changes in uncertain tax positions.
For the three months ended January 31, 2022, the Company recorded $83 million of net income tax benefits related to various items discrete to the period. The amount primarily included $43 million of net income tax benefits related to the settlement of U.S. tax audit matters, $24 million of income tax benefits related to transformation costs and acquisition, disposition and other related charges, and $16 million of net income tax benefits related to the settlement of foreign tax audit matters.
Uncertain Tax Positions
As of January 31, 2023 and October 31, 2022, the amount of unrecognized tax benefits was $720 million and $674 million, respectively, of which up to $419 million and $386 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods.
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in (Provision) benefit for taxes in the Condensed Consolidated Statements of Earnings. The Company recognized interest expense of $1 million and interest income of $40 million for the three months ended January 31, 2023 and 2022, respectively. The Company recognized interest income in the first quarter of fiscal 2022 due to the release of reserves as a result of the effective settlement of the IRS audit for fiscal 2016. As of January 31, 2023 and October 31, 2022, the Company had accrued $82 million and $81 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. The Internal Revenue Service is conducting an audit of the Company's fiscal 2017, 2018, and 2019 U.S. federal income tax returns. It is reasonably possible that certain federal, foreign, and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions and other matters. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $44 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2023	October 31, 2022
	In millions
Deferred tax assets	$2,231	$2,127
Deferred tax liabilities	(345)	(320)
Deferred tax assets net of deferred tax liabilities	$1,886	$1,807
Note 6: Balance Sheet Details
Cash, cash equivalents and restricted cash

	As of
	January 31, 2023	October 31, 2022
	In millions
Cash and cash equivalents	$2,530	$4,163
Restricted cash(1)	314	600
Total	$2,844	$4,763

(1)    The Company included restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
Inventory

	As of
	January 31, 2023	October 31, 2022
	In millions
Finished goods	$1,999	$2,187
Purchased parts and fabricated assemblies	2,645	2,974
Total	$4,644	$5,161
Property, Plant and Equipment

	As of
	January 31, 2023	October 31, 2022
	In millions
Land	$74	$74
Buildings and leasehold improvements	1,524	1,503
Machinery and equipment, including equipment held for lease	10,075	9,729
Gross property, plant and equipment	11,673	11,306
Accumulated depreciation	(5,683)	(5,522)
Net property, plant and equipment	$5,990	$5,784

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Warranties
The Company's aggregate product warranty liability and changes thereto were as follows:

For the three months ended January 31, 2023
In millions
Balance at beginning of period	$360
Charges	47
Adjustments related to pre-existing warranties	(2)
Settlements made	(50)
Balance at end of period	$355
Contract balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	January 31, 2023	October 31, 2022
	In millions
Unbilled receivables	$286	$245
Accounts receivable	3,942	3,881
Allowances	(27)	(25)
Total	$4,201	$4,101
The allowances for credit losses related to accounts receivable and changes during the three months ended January 31, 2023 and the year ended October 31, 2022 were as follows:

	As of
	January 31, 2023	October 31, 2022
	In millions
Balance at beginning of period	$25	$23
Provision for credit losses	5	25
Adjustments to existing allowances, including write offs	(3)	(23)
Balance at end of period	$27	$25
Sale of Trade Receivables
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. During the three months ended January 31, 2023 and the fiscal year ended October 31, 2022, the Company sold $1.1 billion and $4.1 billion of trade receivables, respectively. The Company recorded an obligation of $95 million and $88 million within Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of January 31, 2023 and October 31, 2022 respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities and Remaining Performance Obligations
As of January 31, 2023 and October 31, 2022, current deferred revenue of $3.5 billion and $3.4 billion, respectively, were recorded in Deferred revenue, and non-current deferred revenue of $3.1 billion and $3.0 billion, respectively, were recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets. During the three months ended January 31, 2023, approximately $1.2 billion of revenue was recognized relating to contract liabilities recorded as of October 31, 2022.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency. As of January 31, 2023, the aggregate amount of remaining performance obligations, or deferred revenue, was $6.6 billion. The Company expects to recognize approximately 48% of this balance over fiscal 2023 with the remainder to be recognized thereafter.
Costs to Obtain a Contract
As of January 31, 2023, the current and non-current portions of the capitalized costs to obtain a contract were $77 million and $126 million, respectively. As of October 31, 2022, the current and non-current portions of the capitalized costs to obtain a contract were $76 million and $124 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheet. For the three months ended January 31, 2023 and 2022 the Company amortized $22 million and $20 million respectively, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Earnings.
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

	As of
	January 31, 2023	October 31, 2022
	In millions
Minimum lease payments receivable	$9,256	$8,686
Unguaranteed residual value	407	380
Unearned income	(804)	(707)
Financing receivables, gross	8,859	8,359
Allowance for credit losses	(333)	(325)
Financing receivables, net	8,526	8,034
Less: current portion	(3,726)	(3,522)
Amounts due after one year, net	$4,800	$4,512
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the three months ended January 31, 2023 and the fiscal year ended October 31, 2022, the Company sold $39 million and $183 million of financing receivables, respectively.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The credit risk profile of gross financing receivables, based on internal risk ratings as of January 31, 2023, presented on amortized cost basis by year of origination was as follows:

	As of January 31, 2023
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2023	$352	$215	$5
2022	2,273	1,427	48
2021	1,279	1,004	44
2020	662	515	64
2019 and prior	331	485	155
Total	$4,897	$3,646	$316
The credit risk profile of gross financing receivables, based on internal risk ratings as of October 31, 2022, presented on amortized cost basis by year of origination was as follows:

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
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of January 31, 2023 and October 31, 2022 and the respective changes during the three and twelve months then ended were as follows.

	As of
	January 31, 2023	October 31, 2022
	In millions
Balance at beginning of period	$325	$228
Provision for credit losses(1)	18	177
Adjustment to the existing allowance	—	(10)
Write-offs	(10)	(70)
Balance at end of period	$333	$325

(1)    Fiscal 2022 included a provision of $99 million related to expected credit losses due to the Company's exit from its Russia and Belarus businesses.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	January 31, 2023	October 31, 2022
	In millions
Billed:(1)
Current and past due 1-30 days	$396	$372
Past due 31-60 days	45	32
Past due 61-90 days	32	19
Past due > 90 days	148	121
Unbilled sales-type and direct-financing lease receivables	8,238	7,815
Total gross financing receivables	$8,859	$8,359
Gross financing receivables on non-accrual status(2)	$317	$290
Gross financing receivables 90 days past due and still accruing interest(2)	$76	$72

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
The following table presents amounts included in the Condensed Consolidated Statement of Earnings related to lessor activity:

	For the three months ended January 31,
	2023	2022
	In millions
Interest income from sales-type leases and direct financing leases	$123	$122
Lease income from operating leases	589	572
Total lease income	$712	$694
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the assets and liabilities held by the consolidated VIE as of January 31, 2023 and October 31, 2022, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of
	January 31, 2023	October 31, 2022
Assets held by VIE:	In millions
Other current assets	$178	$203
Financing receivables
Short-term	766	838
Long-term	931	1,085
Property, plant and equipment	1,122	1,323
Liabilities held by VIE:
Notes payable and short-term borrowings, net of unamortized debt issuance costs	1,335	1,510
Long-term debt, net of unamortized debt issuance costs	$1,128	$1,415
For the three months ended January 31, 2023, no financing receivables and leased equipment were transferred via securitization through the SPE. For the fiscal year ended October 31, 2022, financing receivables and leased equipment transferred via securitization through the SPE were $1.6 billion and $1.2 billion, respectively.
Note 8: Goodwill
Goodwill is tested for impairment at the reporting unit level. As of January 31, 2023, the Company's reporting units are consistent with the reportable segments identified in Note 2, with the exception of Corporate Investments and Other, which contains three reporting units: A & PS, CMS, and Software. The following table represents the carrying value of goodwill, by reportable segment as of January 31, 2023 and October 31, 2022. There has been no change to the accumulated impairment loss from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Balance at October 31, 2022(1)	$7,692	$2,889	$4,000	$2,555	$144	$123	$17,403
Goodwill acquired during the period	—	18	—	—	—	—	18
Balance at January 31, 2023	$7,692	$2,907	$4,000	$2,555	$144	$123	$17,421

(1)    As a result of the organizational realignments which were effective as of November 1, 2022, (described in Note 1, "Overview and Summary of Significant Accounting Policies"), $160 million of goodwill was reallocated from the Storage segment to the Compute segment as of the beginning of the period using a relative fair value approach.

The Company evaluates the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.
As of the annual test date in fiscal 2022, the HPC & AI reporting unit had goodwill of $2.9 billion and an excess of fair value over carrying value of net assets of 0%. The HPC & AI reporting unit relies significantly on the income approach which estimates the fair value based on the present value of future cash flows. The HPC & AI business is facing challenges primarily related to supply chain constraints and other operational challenges impacting the Company’s ability to achieve certain customer acceptance milestones required for revenue recognition and resulting cost increases associated with fulfilling contracts over longer than originally anticipated timelines. The Company currently believes these challenges will be successfully addressed as the supply chain constraints are improving. If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or if the Company has significant or sustained decline in its stock price, it is possible its estimates about the HPC & AI reporting unit's ability to

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
successfully address the current challenges may change, which could result in the carrying value of the HPC & AI reporting unit exceeding its estimated fair value and potential impairment charges.
As of the annual test date in fiscal 2022, the Software reporting unit had goodwill of $123 million and an excess of fair value over carrying value of net assets of 0%. The Software reporting unit relies significantly on the market approach, which is impacted by market volatility. If global macroeconomic or geopolitical conditions worsen and cause a further decline in the equity market or if revenue expectations are not met, this could result in the carrying value of the Software reporting unit exceeding its estimated fair value and potential impairment charges.
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
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2023				As of October 31, 2022
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$631	$—	$631	$—	$1,516	$—	$1,516
Money market funds	501	—	—	501	744	—	—	744
Equity securities	—	—	126	126	—	—	126	126
Foreign bonds	—	104	—	104	—	91	—	91
Other debt securities	—	—	33	33	—	—	33	33
Derivative Instruments:
Foreign exchange contracts	—	276	—	276	—	840	—	840
Other derivatives	—	6	—	6	—	2	—	2
Total assets	$501	$1,017	$159	$1,677	$744	$2,449	$159	$3,352
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$137	$—	$137	$—	$178	$—	$178
Foreign exchange contracts	—	329	—	329	—	128	—	128
Other derivatives	—	—	—	—	—	1	—	1
Total liabilities	$—	$466	$—	$466	$—	$307	$—	$307

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Fair Value Disclosures
Short-Term and Long-Term Debt: As of January 31, 2023 and October 31, 2022, the estimated fair value of the Company's short-term and long-term debt was $13.0 billion and $12.2 billion, respectively. As of January 31, 2023 and October 31, 2022, the carrying value of the Company's short-term and long-term debt was $12.9 billion and $12.5 billion, respectively. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
Equity investments without readily determinable fair value: Equity investments are recorded at cost and measured at fair value when they are deemed to be impaired or when there is an adjustment from observable price changes. For the three months ended January 31, 2023, the Company recognized an impairment of $10 million on these investments. The Company did not recognize any impairments on these equity investments during the three months ended January 31, 2022. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value due to their short-term nature.
Non-Financial Assets: The Company's non-financial assets, such as intangible assets, goodwill, and property, plant and equipment, are recorded at cost. The Company records right-of-use assets based on the lease liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. Fair value adjustments are made to these non-financial assets in the period an impairment charge is recognized.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of January 31, 2023			As of October 31, 2022
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains (Losses)	Fair Value
	In millions
Cash Equivalents:
Time deposits	$631	$—	$631	$1,516	$—	$1,516
Money market funds	501	—	501	744	—	744
Total cash equivalents	1,132	—	1,132	2,260	—	2,260
Available-for-Sale Debt Investments:
Foreign bonds	102	2	104	93	(2)	91
Other debt securities	31	2	33	32	1	33
Total available-for-sale debt investments	133	4	137	125	(1)	124
Total cash equivalents and available-for-sale debt investments	$1,265	$4	$1,269	$2,385	$(1)	$2,384
As of January 31, 2023 and October 31, 2022, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside of the U.S. as of January 31, 2023 and October 31, 2022. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of available-for-sale debt investments were as follows:

	As of January 31, 2023
	Amortized Cost	Fair Value
	In millions
Due in one year	$19	$19
Due in more than five years	114	118
Total	$133	$137
Non-marketable equity investments in privately held companies are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These non-marketable equity investments are carried either at fair value or under the measurement alternative.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $160 million and $175 million as of January 31, 2023 and October 31, 2022, respectively. For the three months ended January 31, 2023, the Company recognized an impairment of $10 million on these investments. The Company did not recognize any impairments on these equity investments during the three months ended January 31, 2022.
The carrying amount of those non-marketable equity investments accounted for under the fair value option was $126 million as of January 31, 2023 and October 31, 2022. During the three months ended January 31, 2022, the Company recorded an unrealized gain of $59 million on these investments.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. The carrying amount of these investments was $2.2 billion as of January 31, 2023 and October 31, 2022. For the three months ended January 31, 2023 and 2022, the Company recorded earnings from equity interests of $58 million and $31 million, respectively, on these investments.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of January 31, 2023					As of October 31, 2022
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$2,500	$—	$—	$—	$137	$2,500	$—	$—	$—	$178
Cash flow hedges:
Foreign currency contracts	7,798	119	96	168	47	7,662	420	246	25	13
Net investment hedges:
Foreign currency contracts	1,896	23	25	35	24	1,883	60	74	12	13
Total derivatives designated as hedging instruments	12,194	142	121	203	208	12,045	480	320	37	204
Derivatives not designated as hedging instruments
Foreign currency contracts	5,216	10	3	43	12	7,780	36	4	53	12
Other derivatives	110	6	—	—	—	95	2	—	1	—
Total derivatives not designated as hedging instruments	5,326	16	3	43	12	7,875	38	4	54	12
Total derivatives	$17,520	$158	$124	$246	$220	$19,920	$518	$324	$91	$216
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

	As of January 31, 2023
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$282	$—	$282	$128	$140	(1)	$14
Derivative liabilities	$466	$—	$466	$128	$319	(2)	$19

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of October 31, 2022
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
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of January 31, 2023, of the $319 million of collateral posted, $313 million was in cash and $6 million was through the re-use of counterparty collateral. As of October 31, 2022, the entire amount of the collateral posted of $113 million was through the re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/ (liabilities)
	As of		As of
	January 31, 2023	October 31, 2022	January 31, 2023	October 31, 2022
	In millions		In millions
Long-term debt	$(2,358)	$(2,317)	$137	$178
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the three months ended January 31,
	2023	2022
	In millions
Derivatives in Cash Flow Hedging relationship
Foreign exchange contracts	$(518)	$215
Derivatives in Net Investment Hedging relationship
Foreign exchange contracts	(107)	11
Total	$(625)	$226
As of January 31, 2023, the Company expects to reclassify an estimated net accumulated other comprehensive loss of approximately $104 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments on the Condensed Consolidated Statements of Earnings were as follows:

	Gains (Losses) Recognized in Income
	For the three months ended January 31,
	2023		2022
	Net revenue	Interest and other, net	Net revenue	Interest and other, net
	In millions
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded	$7,809	$(25)	$6,961	$(5)
Gains (losses) on derivatives in fair value hedging relationships
Interest rate contracts
Hedged items	—	(41)	—	54
Derivatives designated as hedging instruments	—	41	—	(54)
Gains (losses) on derivatives in cash flow hedging relationships
Foreign exchange contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	50	(297)	65	136
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	(194)	—	(40)
Other derivatives	—	—	—	(9)
Total gains (losses)	$50	$(491)	$65	$87

Note 11: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-terms debt were as follows:

	As of
	January 31, 2023	October 31, 2022

Current portion of long-term debt(1)	$3,727	$3,876
Commercial paper	1,439	542
Notes payable to banks, lines of credit and other	183	194
Total notes payable and short-term borrowings	5,349	4,612
Long-term debt	7,577	7,853
Total	$12,926	$12,465

(1)    As of January 31, 2023, the Current portion of long-term debt, net of discount and issuance costs, includes $1.3 billion associated with the asset-backed debt securities issued by the Company.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. The Parent Program in the U.S. provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. The Parent Program outside the U.S. provides for the issuance of commercial paper denominated in U.S. dollars, euros, or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of January 31, 2023, $759 million was outstanding under the Parent Programs. As of October 31, 2022, no borrowings were outstanding under the Parent Programs. As of January 31, 2023 and October 31, 2022, $680 million and $542 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
The Company maintains a senior unsecured revolving credit facility that was entered into in December 2021 with an aggregate lending commitment of $4.75 billion for a period of five years. As of January 31, 2023 and October 31, 2022, no borrowings were outstanding under this credit facility.
Note 12: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of January 31, 2023, and changes during the three months ended January 31, 2023 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$(1)	$109	$(2,596)	$(610)	$(3,098)
Other comprehensive income (loss) before reclassifications	5	(518)	—	20	(493)
Reclassifications of losses into earnings	—	247	35	—	282
Tax benefit (provision)	—	55	(3)	1	53
Balance at end of period	$4	$(107)	$(2,564)	$(589)	$(3,256)

The components of accumulated other comprehensive loss, net of taxes as of January 31, 2022, and changes during the three months ended January 31, 2022 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$15	$81	$(2,545)	$(466)	$(2,915)
Other comprehensive (loss) income before reclassifications	(1)	215	6	(11)	209
Reclassifications of (gains) losses into earnings	—	(201)	42	—	(159)
Tax provision	—	(2)	(11)	—	(13)
Balance at end of period	$14	$93	$(2,508)	$(477)	$(2,878)

Share Repurchase Program
For the three months ended January 31, 2023, the Company repurchased and settled a total of 4.7 million shares under its share repurchase program through open market repurchases, which included 0.3 million shares that were unsettled open market repurchases as of October 31, 2022. Additionally, as of January 31, 2023, the Company had unsettled open market repurchases

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
of 0.1 million shares. Shares repurchased during the three months ended January 31, 2023 were recorded as a $70 million reduction to stockholders' equity. As of January 31, 2023, the Company had a remaining authorization of $1.3 billion for future share repurchases.
Note 13: Net Earnings Per Share
The Company calculates basic net earnings per share ("EPS") using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of outstanding restricted stock units, stock options, and performance-based awards.
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the three months ended January 31,
	2023	2022
	In millions, except per share amounts
Numerator:
Net earnings	$501	$513
Denominator:
Weighted-average shares used to compute basic net EPS	1,298	1,304
Dilutive effect of employee stock plans	17	21
Weighted-average shares used to compute diluted net EPS	1,315	1,325
Net earnings per share:
Basic	$0.39	$0.39
Diluted	$0.38	$0.39
Anti-dilutive weighted-average stock awards(1)	9	1

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 14: Litigation, Contingencies, and Commitments
Litigation
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the "Separation and Distribution Agreement") entered into in connection with Hewlett Packard Enterprise's spin-off from HP Inc. (formerly known as "Hewlett-Packard Company") (the "Separation"), Hewlett Packard Enterprise and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of January 31, 2023, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

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
ECT Proceedings. In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos (“ECT”), notified a former subsidiary of HP Inc. in Brazil ("HP Brazil") that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011,

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
HP Brazil filed a civil action against ECT seeking to have ECT's decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case. The court of first instance has not issued a decision on the merits of the case, but it has denied HP Brazil's request for injunctive relief. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. HP Brazil expects any appeal of the decision on the merits to last several years.
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 and an amended complaint was filed on December 19, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise (collectively, “Defendants”) alleging Defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all individuals age 40 years and older who had their employment terminated by an HP entity pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 for individuals terminated in deferral states and on or after April 8, 2015 in non-deferral states. Plaintiffs also seek to certify a Rule 23 class under California law comprised of all persons 40 years or older employed by Defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. Following the filing of Plaintiffs' Fourth Amended Complaint, Plaintiffs filed a Motion for Preliminary Class Certification on December 30, 2020. On April 14, 2021, Plaintiffs’ Motion for Conditional Class Certification was granted. The conditionally certified collective action consists of all individuals who had their employment terminated by Defendants pursuant to a WFR Plan on or after November 1, 2015, and who were 40 years or older at the time of such termination. The collective action excludes all individuals who signed a Waiver and General Release Agreement or an Agreement to Arbitrate Claims. The Court-approved notice was issued to potential class members and the opt-in period is now closed.
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition. Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. The lawsuit against HPE follows a prior lawsuit brought by Oracle against Terix in 2013 relating to Terix’s alleged unauthorized provision of Solaris patches to customers on Oracle hardware. On January 29, 2019, the court granted HPE’s Motion for Summary Judgment as to all of Oracle’s claims. On February 20, 2019, the court entered judgment in favor of HPE, dismissing Oracle’s claims in their entirety. Oracle appealed the trial court’s ruling to the United States Court of Appeals for the Ninth Circuit. On August 20, 2020, the United States Court of Appeals for the Ninth Circuit issued its ruling, affirming in part and reversing in part the trial court’s decision granting summary judgment in favor of HPE. On October 6, 2020, the matter was remanded to the United States District Court for the Northern District of California. On June 4, 2021, the Court issued an order denying HPE’s motion for summary judgment and granting-in-part Oracle’s motion for partial summary judgment as to a certain of HPE’s defenses. Trial began on May 23, 2022. On June 15, 2022, the jury returned its verdict, awarding $30 million in compensatory damages to Oracle and rejecting Oracle’s request for punitive damages. Judgment has not yet been entered by the Court as the parties are engaged in post-verdict motion practice on multiple issues, including HPE’s Motion for Judgment as a Matter of Law and Oracle’s request for an award of prejudgment interest and attorneys’ fees. The parties have since reached an agreement to resolve this dispute. Pursuant to the terms of the settlement, the case has been dismissed, and the matter is closed.
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
Environmental
The Company's operations and products are or may in the future become subject to various federal, state, local, and foreign laws and regulations concerning the environment, including laws addressing the discharge of pollutants into the air and water; the management, movement, and disposal of hazardous substances and wastes; the clean-up of contaminated sites; product safety and compliance; the energy consumption of products, services, and operations; and the operational or financial responsibility for recycling, treatment, and disposal of those products. This includes legislation that makes producers of electrical goods, including servers and networking equipment, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). The Company could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws, including those related to addressing climate change and other environmental related issues, or if its products become non-compliant with such environmental laws. The Company's potential exposure includes impacts on revenue, fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean-up costs. The amount and timing of costs to comply with environmental laws are difficult to predict.
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
Guarantees
In the ordinary course of business, the Company may issue performance guarantees to certain of its clients, customers, and other parties pursuant to which the Company has guaranteed the performance obligations of third parties. Some of those guarantees may be backed by standby letters of credit or surety bonds. In general, the Company would be obligated to perform over the term of the guarantee in the event a specified triggering event occurs as defined by the guarantee. The Company believes the likelihood of having to perform under a material guarantee is remote.
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
Note 15: Equity Method Investments
Pursuant to the Shareholders' Agreement among the Company, Unisplendor International Technology Limited ("UNIS"), and H3C Technologies Co Limited ("H3C") dated as of May 1, 2016, as amended from time to time, and most recently on October 28, 2022, the Company delivered a notice to UNIS on December 30, 2022, to exercise its right to put to UNIS, for cash consideration, all of the H3C shares held by the Company, which represent 49% of the total issued share capital of H3C, at a price per share of 15.0 times the last twelve months’ post-tax profit of H3C (measured as of the period ending April 30, 2022) divided by the total number of H3C shares outstanding as of December 30, 2022. The determination of the purchase price remains subject to agreement among the parties, taking into account certain adjustments to the post-tax profit of H3C pursuant to the terms of the Shareholders’ Agreement and the availability of the necessary information to make such determination. The disposition is also subject to obtaining required regulatory approvals.
Note 16: Subsequent Events
Subsequent to January 31, 2023, the Company announced and entered into definitive agreements to acquire Athonet and Axis Security. Athonet is a private cellular network technology provider that delivers mobile core networks to enterprises and communication service providers. Axis Security is a cloud security provider, which will allow the Company to expand its edge-to-cloud security capabilities by offering a Security Access Services Edge solution. The total expected cash purchase price of the acquisitions is approximately $490 million, subject to normal working capital and other closing adjustments. The Company expects both transactions to close during fiscal 2023.

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
The financial discussion and analysis in the following MD&A compares the three months ended January 31, 2023 to the comparable prior-year period and where appropriate, as of January 31, 2023, unless otherwise noted.
This MD&A is organized as follows:
•Trends and Uncertainties. A discussion of material events and uncertainties known to management, such as the ongoing macroeconomic environment of supply chain constraints, uneven customer demand, and inflationary pressures, and recently enacted tax legislation.
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
•Liquidity and Capital Resources. An analysis of changes in our cash flows, financial condition, liquidity, and cash requirements and commitments.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
TRENDS AND UNCERTAINTIES
The demand environment has slowed during the first quarter of fiscal 2023 with uneven growth across various sectors. At the same time, mild improvements to industry-wide supply constraints have helped to ease certain of the supply chain challenges we encountered in the recent past, including facilitating an initial reduction to the high backlog levels we experienced in fiscal 2022. Nevertheless, we expect supply chain and inflationary pressures to continue to impact our overall costs. Additionally, we expect these pressures, along with possibly uneven demand, to moderate our revenue growth and delay certain unit shipments, resulting in part in an elevated level of order backlog and related inventory at the end of the current period.
To address supply chain challenges, we are taking proactive measures, such as guiding certain customer demand to specific products, enhancing component engineering design, and multi-sourcing with indirect procurement. As previously mentioned, although certain of the supply chain pressures are beginning to ease, we expect the supply chain environment to continue to present challenges in the near term.
Additionally, we are experiencing a challenging foreign exchange environment, which has moderated our revenue and earnings growth. We expect the unfavorable foreign exchange effects and inflationary trend to continue in the longer term. We expect the substantial completion of our HPE Next and cost optimization and prioritization restructuring plans, coupled with related cost reduction measures and operational efficiencies, may moderate the impact of unfavorable foreign exchange effects and inflationary pressures in fiscal 2023.
Recent U.S. Tax Legislation
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act") into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the "Corporate AMT") of 15% on the adjusted financial statement income ("AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT is effective for the Company beginning in fiscal 2024. We are evaluating the Corporate AMT and its potential impact on our future U.S. tax expense, cash taxes, and effective tax rate. Additionally, the Inflation Reduction Act imposes an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision will be dependent on the extent of share repurchases made in future periods.
Other than the previous discussion of the ongoing macroeconomic environment of supply chain constraints, inflationary pressures, and recently enacted tax legislation, management believes that there have been no significant changes to the discussion of "Trends and Uncertainties" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
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
Our operations are organized into six reportable segments for financial reporting purposes: Compute, High Performance Computing and Artificial Intelligence ("HPC & AI"), Storage, Intelligent Edge, Financial Services ("FS"), and Corporate Investments and Other.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Financial Results
The following table summarizes our condensed consolidated GAAP financial results:

	For the three months ended January 31,
	2023	2022	Change
	Dollars in millions, except per share amounts
Net revenue	$7,809	$6,961	12.2%
Gross profit	$2,658	$2,344	13.4%
Gross profit margin	34.0%	33.7%	0.3pts
Earnings from operations	$591	$448	31.9%
Operating profit margin	7.6%	6.4%	1.2pts
Net earnings	$501	$513	(2.3)%
Diluted net earnings per share	$0.38	$0.39	$(0.01)
Cash flow used in operations	$(829)	$(76)	$(753)
Net revenue of $7.8 billion represented an increase of 12.2% (increased 17.7% on a constant currency basis) due to a high order backlog and an improving supply chain environment. The net revenue increase was moderated by unfavorable currency fluctuations. The net revenue increase resulted primarily from effective pricing management in server products, supply and operational improvements in HPE Cray Supercomputing, and strong demand for our networking products. The gross profit margin of 34.0% (or $2.7 billion) represents an increase of 0.3 percentage points from the prior-year period as the combination of pricing discipline in server and storage products and a mix shift to higher margin software rich offerings was offset by lower support services revenue. The operating profit margin of 7.6% represents an increase of 1.2 percentage points due primarily to strong expense management moderated by higher variable compensation expense including planned investments in research and development.
The following table summarizes our condensed consolidated non-GAAP financial results:

	For the three months ended January 31,
	2023	2022	Change
	Dollars in millions, except per share amounts
Net revenue adjusted for currency	$8,193	$6,961	17.7%
Non-GAAP gross profit	$2,674	$2,360	13.3%
Non-GAAP gross profit margin	34.2%	33.9%	0.3pts
Non-GAAP earnings from operations	$918	$768	19.5%
Non-GAAP operating profit margin	11.8%	11.0%	0.8pts
Non-GAAP net earnings	$828	$697	18.8%
Non-GAAP diluted net earnings per share	$0.63	$0.53	$0.10
Free cash flow	$(1,326)	$(577)	$(749)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Each non-GAAP financial measure has been reconciled to the most directly comparable GAAP financial measure herein. Please refer to the section "GAAP to non-GAAP Reconciliations" included in this MD&A for these reconciliations, a discussion of the usefulness of non-GAAP financial measures and material limitations associated with the use of non-GAAP financial measures.
Annualized Revenue Run-rate ("ARR")
ARR represents the annualized revenue of all net HPE GreenLake edge-to-cloud platform services revenue, related financial services revenue (which includes rental income from operating leases and interest income from finance leases), and software-as-a-service, software consumption revenue, and other as-a-service offerings, recognized during a quarter and multiplied by four. We believe that ARR is a metric that allows management to better understand and highlight the potential future performance of our as-a-service business. We also believe ARR provides investors with greater transparency to our financial information and of the performance metric used in our financial and operational decision making and allows investors to see our results “through the eyes of management.” We use ARR as a performance metric. ARR should be viewed independently of net revenue and is not intended to be combined with it.
ARR does not have any standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

The following presents our ARR as of January 31, 2023 and 2022:

	For the three months ended January 31,
	2023	2022
	Dollars in millions
ARR	$1,006	$798
Year-over-year growth rate	26%	23%
The 26% increase in ARR was due primarily to growth in our HPE GreenLake edge-to-cloud platform and related financial services moderated by unfavorable currency fluctuations. The growth in the HPE GreenLake edge-to-cloud platform was due to an expanding customer installed base. At the segment level, the growth was led by Intelligent Edge as-a-service activity and Storage as-a-service including Zerto.
Dividends
Returning capital to our shareholders remains an important part of our capital allocation framework, which also consists of strategic investments. During the first quarter of fiscal 2023, we paid a quarterly dividend of $0.12 per share to our shareholders. On March 2, 2023, we declared a regular cash dividend of $0.12 per share on our common stock, payable on April 14, 2023, to our shareholders of record as of the close of business on March 17, 2023. As of January 31, 2023, we had a remaining authorization of $1.3 billion for future share repurchases.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the three months ended January 31,
	2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$7,809	100.0%	$6,961	100.0%
Cost of sales	5,151	66.0	4,617	66.3
Gross profit	2,658	34.0	2,344	33.7
Research and development	623	8.0	504	7.2
Selling, general and administrative	1,257	16.1	1,201	17.3
Amortization of intangible assets	73	0.9	73	1.1
Transformation costs	102	1.3	111	1.6
Disaster charges (recovery)	1	—	(1)	—
Acquisition, disposition and other related charges	11	0.1	8	0.1
Earnings from operations	591	7.6	448	6.4
Interest and other, net	(25)	(0.3)	(5)	—
Tax indemnification and related adjustments	(1)	—	(17)	(0.2)
Non-service net periodic benefit credit	—	—	36	0.5
Earnings from equity interests	58	0.7	31	0.4
Earnings before (provision) benefit for taxes	623	8.0	493	7.1
(Provision) benefit for taxes	(122)	(1.6)	20	0.3
Net earnings	$501	6.4%	$513	7.4%
Net revenue
Net revenue of $7.8 billion represented an increase of $848 million, or 12.2% (increased 17.7% on a constant currency basis). U.S. net revenue increased by $567 million, or 24.5% to $2.9 billion, and net revenue from outside of the U.S. increased by $281 million, or 6.1%, to $4.9 billion.
From a segment perspective, net revenue increased across most of our segments due to the improved demand environment led by revenue growth of 34%, 25%, 14%, 5% and 4% in HPC & AI, Intelligent Edge, Compute, Storage and Financial Services, respectively, and decreased 10% in Corporate Investments and Other.
The components of the weighted net revenue change by segment were as follows:

For the three months ended January 31, 2023
Percentage points
Compute	5.9
HPC & AI	3.8
Storage	0.8
Intelligent Edge	3.2
Financial Services	0.4
Corporate Investments	(0.3)
Total Segment	13.8
Elimination of Intersegment net revenue and Other	(1.6)
Total HPE	12.2

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Please refer to the section "Segment Information" further below for a discussion of our results of operations for each reportable segment.
Gross profit
Gross profit margin of 34.0%, represents an increase of 0.3 percentage points as the combination of pricing discipline and strong cost management in server and storage products and a mix shift to higher margin software rich offerings was offset by lower support services revenue and higher variable compensation expense.
Operating expenses
Research and development ("R&D")
R&D expense increased by $119 million, or 24% due primarily to higher employee cost driven by higher variable compensation expense.
Selling, general and administrative ("SG&A")
SG&A expense increased by $56 million, or 5% due primarily to higher software expenditures, increased employee cost driven by higher variable compensation expense and increased travel expense as the economy reopens and COVID-19 restrictions ease, all of which contributed 1.6 percentage points, 1.5 percentage points and 1.1 percentage points, respectively, to the change. Additionally, the overall increase in SG&A expense was moderated across various expense categories by favorable currency fluctuations.
Transformation programs and costs
Our transformation programs consist of the cost optimization and prioritization plan (launched in 2020) and the HPE Next initiative (launched in 2017).
Transformation costs decreased by $9 million, or 8% due to lower charges incurred in the current period as these plans approach completion through fiscal 2023. For a further discussion, refer to Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Interest and other, net
Interest and other, net expense increased by $20 million due primarily to the impact of the prior period containing gains from equity investments and from the sale of certain assets, and increased interest expense in the current period. This increase was moderated by favorable currency fluctuations and increased interest income from higher interest rates in the current period.
Tax indemnification and related adjustments
We record changes to certain pre-separation and pre-divestiture tax liabilities and tax receivables for which we remain liable on behalf of the separated or divested business, but which may not be subject to indemnification. We recorded Tax indemnification and related adjustments expense of $1 million and $17 million for the three months ended January 31, 2023 and 2022, respectively.
Non-service net periodic benefit credit
Non-service net periodic benefit credit decreased by $36 million due primarily to increased interest cost resulting from higher discount rates, partially offset by higher expected returns on assets and lower amortized actuarial losses in the current periods.
Earnings from equity interests
Earnings from equity interests primarily represents our 49% interest in H3C Technologies Co. Limited ("H3C") and the amortization of our interest in basis difference. Earnings from equity interests increased by $27 million due primarily to the current period containing higher net income earned by H3C.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(Provision) benefit for taxes
For the three months ended January 31, 2023 and 2022, we recorded income tax expense of $122 million and income tax benefit of $20 million, respectively, which reflects an effective tax rate of 19.6% and (4.1)%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.
For further discussion, refer to Note 5, "Taxes on Earnings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Segment Information
Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker, who is the Chief Executive Officer ("CEO"), uses to evaluate, view, and run our business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results.
As described in Note 1, "Overview and Summary of Significant Accounting Policies," effective at the beginning of the first quarter of fiscal 2023, HPE implemented an organizational change to align its segment financial reporting more closely with its current business structure resulting in changes to the previously reported segment net revenue and earnings from operations of the Compute and Storage segments. These changes had no impact to HPE’s previously reported consolidated GAAP results. A description of the products and services for each segment, along with other pertinent information related to our segments can be found in Note 2, "Segment Information" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Segment Results
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the three months ended January 31, 2023, as compared to the prior-year period:

	HPE Consolidated		Compute		HPC & AI		Storage		Intelligent Edge		Financial Services		Corporate Investments
	Dollars in millions
Net revenue(1)	$7,809		$3,456		$1,056		$1,187		$1,127		$873		$293
Year-over-year change %	12.2%		13.5%		33.7%		5.2%		25.1%		3.7%		(9.8)%
Earnings (loss) from operations(2)	$591		$609		$1		$142		$247		$82		$(55)
Earnings (loss) from operations as a % of net revenue	7.6%		17.6%		0.1%		12.0%		21.9%		9.4%		(18.8)%
Year-over-year change percentage points	1.2	pts	3.6	pts	1.0	pts	(1.9)	pts	4.5	pts	(3.0)	pts	(15.4)	pts

(1)HPE consolidated net revenue excludes intersegment net revenue.
(2)Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of initial direct costs, amortization of intangible assets, transformation costs, acquisition, disposition and other related charges, and disaster charges (recovery).
Compute

	For the three months ended January 31,
	2023	2022	% Change
	Dollars in millions
Net revenue	$3,456	$3,044	13.5%
Earnings from operations	$609	$427	42.6%
Earnings from operations as a % of net revenue	17.6%	14.0%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Compute net revenue increased by $412 million, or 13.5% (increased 19.4% on a constant currency basis) driven by a high order backlog and improvements in the supply chain environment. Leading the increase was higher average unit prices resulting from a combination of increased sales of server configurations with more complex component architectures and disciplined pricing actions. Moderating this increase was unfavorable currency fluctuations and lower unit shipments.
Product revenue growth was driven by the rack server category. Services net revenue declined primarily due to unfavorable currency fluctuations.
Compute earnings from operations as a percentage of net revenue increased 3.6 percentage points due to decreases in costs of products and services as a percentage of net revenue and operating expense as a percentage of net revenue. The decrease in costs of products and services as a percentage of net revenue was primarily due to pricing discipline and strong cost management partially offset by unfavorable currency fluctuations and higher variable compensation. Operating expenses as a percentage of net revenue decreased primarily due to our optimized expense structure partially offset by higher variable compensation expense.
HPC & AI

	For the three months ended January 31,
	2023	2022	% Change
	Dollars in millions
Net revenue	$1,056	$790	33.7%
Earnings (loss) from operations	$1	$(7)	(114.3)%
Earnings (loss) from operations as a % of net revenue	0.1%	(0.9)%
HPC & AI net revenue increased by $266 million, or 33.7% (increased 37.2% on a constant currency basis) driven by a high order backlog and improvements in the supply environment. Leading the increase was growth in HPC led by the HPE Cray Supercomputing product portfolio, as operational and supply improvements addressed recent challenges with achieving certain customer acceptance milestones for revenue recognition. We also experienced revenue growth in the Data Solutions product category. These increases were moderated by an uneven demand environment in HPE Apollo products, and lower services revenue due primarily to an unfavorable portfolio mix of service offerings and unfavorable currency fluctuations.
HPC & AI earnings from operations as a percentage of net revenue increased 1.0 percentage points due to a decrease in operating expenses as a percentage of net revenue, partially offset by an increase in cost of products and services as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to lower revenue from higher-margin services and higher variable compensation expense. The decrease in operating expenses as a percentage of net revenue was primarily due to our optimized expense structure moderated by higher variable compensation expense.
Storage

	For the three months ended January 31,
	2023	2022	% Change
	Dollars in millions
Net revenue	$1,187	$1,128	5.2%
Earnings from operations	$142	$157	(9.6)%
Earnings from operations as a % of net revenue	12.0%	13.9%
Storage net revenue increased by $59 million or 5.2% (increased 10.5% on a constant currency basis) as improvements in the supply environment were partially offset by unfavorable currency fluctuations. Net revenue increased in Storage products moderated by a net revenue decrease in Storage services. The increase in Storage products was led by higher revenue from HPE Alletra, Hyperconverged and HPE Primera products, partially offset by lower HPE 3PAR revenue, as we transition to next generation product platforms, such as HPE Alletra. The decrease in Storage services was due to lower support services revenue as certain hardware products approach their end-of-life and product transitions.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Storage earnings from operations as a percentage of net revenue decreased 1.9 percentage points due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to lower revenue from support services as we continue our transition to more software-rich products, unfavorable currency fluctuations, and higher variable compensation expense. These impacts were partially offset by lower supply chain costs to expedite product delivery and disciplined pricing actions. The increase in operating expenses as a percentage of net revenue was due primarily to higher variable compensation expense.
Intelligent Edge

	For the three months ended January 31,
	2023	2022	% Change
	Dollars in millions
Net revenue	$1,127	$901	25.1%
Earnings from operations	$247	$157	57.3%
Earnings from operations as a % of net revenue	21.9%	17.4%

Intelligent Edge net revenue increased by $226 million, or 25.1% (increased 31.0% on a constant currency basis) primarily due to strong demand, which was reflected in a high backlog, improved supply chain execution, and disciplined pricing actions. As a result, net revenue increased in both products and services, moderated by unfavorable currency fluctuations. The increase in product revenue was primarily driven by the wireless local area network ("WLAN") and switching businesses, which benefited from improvements in the supply environment while services revenue growth was led by our as-a-service offerings.

Intelligent Edge earnings from operations as a percentage of net revenue increased 4.5 percentage points due primarily to decreases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was primarily due to disciplined cost management and pricing actions, moderated by a lower mix of support services revenue and higher variable compensation expense. Operating expenses as a percentage of net revenue decreased primarily due to our cost containment measures partially offset by higher variable compensation expense.
Financial Services

	For the three months ended January 31,
	2023	2022	% Change
	Dollars in millions
Net revenue	$873	$842	3.7%
Earnings from operations	$82	$104	(21.2)%
Earnings from operations as a % of net revenue	9.4%	12.4%
FS net revenue increased by $31 million, or 3.7% (increased 8.1% on a constant currency basis) due primarily to higher rental revenue from higher average operating leases and higher asset management revenue from lease buyouts, partially offset by unfavorable currency fluctuations.
FS earnings from operations as a percentage of net revenue decreased 3.0 percentage points due to an increase in cost of services as a percentage of net revenue, while operating expenses as a percentage of net revenue were relatively flat. The increase to cost of services as a percentage of net revenue resulted primarily from a combination of higher borrowing costs and higher depreciation expense.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financing Volume

	For the three months ended January 31,
	2023	2022
	In millions
Financing volume	$1,600	$1,388
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased by 15.3% due primarily to higher financing of HPE and third-party product sales and services, partially offset by unfavorable currency fluctuations.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	January 31, 2023	October 31, 2022
	Dollars in millions
Financing receivables, gross	$8,859	$8,359
Net equipment under operating leases	4,267	4,103
Capitalized profit on intercompany equipment transactions(1)	259	241
Intercompany leases(1)	97	97
Gross portfolio assets	13,482	12,800
Allowance for credit losses(2)	238	222
Operating lease equipment reserve	48	44
Total reserves	286	266
Net portfolio assets	$13,196	$12,534
Reserve coverage	2.1%	2.1%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $12.1 billion and $11.5 billion at January 31, 2023 and October 31, 2022, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at January 31, 2023 and October 31, 2022 was $1.7 billion and $1.6 billion, respectively.
As of January 31, 2023 and October 31, 2022, FS net cash and cash equivalents balances were approximately $1.0 billion and $0.9 billion, respectively.
Net portfolio assets as of January 31, 2023 increased 5.3% from October 31, 2022. The increase generally resulted from favorable currency fluctuations, along with new financing volume exceeding portfolio runoff during the period.
FS bad debt expense includes charges to general reserves, specific reserves, and write-offs for sales-type, direct-financing, and operating leases. For the three months ended January 31, 2023 and 2022, FS recorded net bad debt expense of $19 million and $23 million, respectively.
As of January 31, 2023, FS experienced an increase in billed finance receivables compared to October 31, 2022, which included a limited impact to collections from customers in Russia. We are currently unable to fully predict the extent to which our exit from Russia and Belarus businesses may adversely impact future collections of our receivables.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Corporate Investments and Other

	For the three months ended January 31,
	2023	2022	% Change
	Dollars in millions
Net revenue	$293	$325	(9.8)%
Loss from operations	$(55)	$(11)	(400.0)%
Loss from operations as a % of net revenue	(18.8)%	(3.4)%
Corporate Investments and Other net revenue decreased by $32 million, or 9.8% (decreased 1.5% on a constant currency basis) due primarily to unfavorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue increased by 15.4 percentage points due primarily to increases in cost of services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of services as a percentage of net revenue was due primarily to the scale of the net revenue decline driven by unfavorable currency fluctuations and higher services delivery costs due to higher variable compensation expense. The increase in operating expenses as a percentage of net revenue was due primarily to higher variable compensation expense.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Condensed Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), which requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, net revenue, and expenses, and the disclosure of contingent liabilities. An accounting policy is deemed to be critical if the nature of the estimate or assumption it incorporates is subject to a material level of judgment related to matters that are highly uncertain, and changes in those estimates and assumptions are reasonably likely to materially impact our Condensed Consolidated Financial Statements.
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
As of January 31, 2023, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Current Overview
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions, and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and shareholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market, and economic conditions. We anticipate that the funds made available and cash generated from operations, along with our access to capital markets, will be sufficient to meet our liquidity requirements for at least the next twelve months and for the foreseeable future thereafter. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I.
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S. as of January 31, 2023. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.

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
In connection with the share repurchase program previously authorized by our Board of Directors, during the first three months of fiscal 2023, we repurchased and settled an aggregate amount of $73 million. As of January 31, 2023, we had a remaining authorization of $1.3 billion for future share repurchases. For more information on our share repurchase program, refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds" in Item 2 of Part II.
Pursuant to the Shareholders' Agreement among us, Unisplendor International Technology Limited ("UNIS"), and H3C dated as of May 1, 2016, as amended from time to time, and most recently on October 28, 2022, we delivered a notice to UNIS on December 30, 2022, to exercise our right to put to UNIS, for cash consideration, all of the H3C shares held by us, which represent 49% of the total issued share capital of H3C, at a price per share of 15.0 times the last twelve months’ post-tax profit of H3C (measured as of the period ending April 30, 2022) divided by the total number of H3C shares outstanding as of December 30, 2022. The determination of the purchase price remains subject to agreement among the parties, taking into account certain adjustments to the post-tax profit of H3C pursuant to the terms of the Shareholders’ Agreement and the availability of the necessary information to make such determination. Following a determination of the purchase price and the timing of the receipt of proceeds, we intend to consider a range of allocation activities, in line with our practice of pursuing a balanced, returns-based approach for capital allocation decisions, including but not limited to organic and strategic investments, return of capital to shareholders, repayment and/or redemption of outstanding debt, and general corporate purposes. The disposition is also subject to obtaining required regulatory approvals.
Liquidity
Our cash, cash equivalents, restricted cash, total debt, and available borrowing resources were as follows:

	As of
	January 31, 2023	October 31, 2022
	In millions
Cash, cash equivalents and restricted cash	$2,844	$4,763
Total debt	12,926	12,465
Available borrowing resources	5,260	6,161
Commercial paper programs(1)	4,311	5,208
Uncommitted lines of credit	$949	$953

(1)    The maximum aggregate borrowing amount of the commercial paper programs and revolving credit facility is $5.75 billion.
The following tables represent the way in which management reviews cash flows:

	For the three months ended January 31,
	2023	2022
	In millions
Net cash used in operating activities	$(829)	$(76)
Net cash used in investing activities	(1,237)	(335)
Net cash provided by financing activities	9	355
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	138	—
Net decrease in cash, cash equivalents and restricted cash	$(1,919)	$(56)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Operating Activities
For the three months ended January 31, 2023, net cash used in operating activities increased by $0.8 billion, as compared to the corresponding period in fiscal 2022. The increase was primarily due to unfavorable working capital resulting from higher vendor payments, an increase in financing receivables, moderated by unfavorable hedging positions and the prior-year period containing higher cash payouts for variable compensation.
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	January 31, 2023	October 31, 2022	Change	January 31, 2022	October 31, 2021	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	48	47	1	44	49	(5)	4
Days of supply in inventory ("DOS")	81	88	(7)	104	82	22	(23)
Days of purchases outstanding in accounts payable ("DPO")	(114)	(149)	35	(128)	(128)	—	14
Cash conversion cycle	15	(14)	29	20	3	17	(5)
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three-month period in fiscal 2022, the increase in DSO in the current period was primarily due to unfavorable billings linearity and extended payment terms.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2022, the decrease in DOS in the current period was primarily due to lower levels of inventory resulting from a reduction in our backlog positions, and lower replenishment of materials.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2022, the decrease in DPO in the current period was primarily due to higher vendor payments from prior period purchases and lower inventory purchases during the current period.
Investing Activities
For the three months ended January 31, 2023, net cash used in investing activities increased by $0.9 billion, as compared to the corresponding period in fiscal 2022. The increase was primarily due to higher cash utilized in net financial collateral activities of $0.8 billion and higher cash utilized for investment in property, plant and equipment, net of sales proceeds of $0.1 billion, as compared to the prior-year period.
Financing Activities
For the three months ended January 31, 2023, net cash provided by financing activities decreased by $0.3 billion, as compared to the corresponding period in fiscal 2022. This was primarily due to lower proceeds from debt, net of issuance cost moderated by higher cash from short term borrowings, as compared to the prior-year period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Free Cash Flow

	For the three months ended January 31,
	2023	2022
	In millions
Net cash used in operating activities	$(829)	$(76)
Investment in property, plant and equipment	(794)	(624)
Proceeds from sale of property, plant and equipment	159	123
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	138	—
Free cash flow	$(1,326)	$(577)
Free cash flow represents cash flow from operations less net capital expenditures (investments in property, plant and equipment ("PP&E") less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. For the three months ended January 31, 2023, free cash flow decreased by $0.7 billion, as compared to the corresponding period in fiscal 2022. The decrease was due to lower cash generated from operations due to unfavorable working capital resulting from higher vendor payments, higher cash utilized for investments in PP&E, net of sales proceeds, moderated by a favorable currency impact on cash, cash equivalents, and restricted cash, as compared to the prior-year period.
For more information on the impact of operating assets and liabilities to our cash flows, see Note 6, "Balance Sheet Details" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Capital Resources
We maintain debt levels that we establish through consideration of several factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure. We maintain a revolving credit facility and two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. There have been no changes to our commercial paper programs, revolving credit facility and shelf registration statement since October 31, 2022. For further information on our capital resources, see Note 11, "Borrowings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
As of January 31, 2023 and October 31, 2021, no borrowings were outstanding under our $4.75 billion revolving credit facility.
As of January 31, 2023, $759 million was outstanding under the Parent Programs. As of October 31, 2022, no borrowings were outstanding under the Parent Programs. As of January 31, 2023 and October 31, 2022, $680 million and $542 million, respectively, were outstanding under our subsidiary’s program. During the first three months of fiscal 2023, we issued $1.9 billion and repaid $1.1 billion of commercial paper.
Cash Requirements and Commitments
Contractual Obligations
Our contractual obligations have not changed materially outside of the normal course of business since October 31, 2022. For further information see "Cash Requirements and Commitments" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
Retirement Benefit Plan Funding
For the remainder of fiscal 2023, we anticipate making contributions of approximately $122 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Restructuring Plans
As of January 31, 2023, we expect to make future cash payments of approximately $420 million in connection with our approved restructuring plans, which includes $280 million expected to be paid through the remainder of fiscal 2023 and $140 million expected to be paid thereafter. For more information on our restructuring activities, see Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Uncertain Tax Positions
As of January 31, 2023, we had approximately $320 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $36 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, "Taxes on Earnings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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
GAAP to non-GAAP Reconciliations
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the three months ended January 31,
	2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP Net revenue	$7,809	100%	$6,961	100%
GAAP Cost of sales	5,151	66.0%	4,617	66.3%
GAAP Gross profit	2,658	34.0%	2,344	33.7%
Non-GAAP adjustments
Amortization of initial direct costs	—	—%	1	—%
Stock-based compensation expense	16	0.2%	15	0.2%
Non-GAAP Gross Profit	$2,674	34.2%	$2,360	33.9%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the three months ended January 31,
	2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP earnings from operations	$591	7.6%	$448	6.4%
Non-GAAP adjustments:
Amortization of initial direct costs	—	—%	1	—%
Amortization of intangible assets	73	0.9%	73	1.0%
Transformation costs	102	1.3%	111	1.6%
Disaster charges (recovery)	1	—%	(1)	—%
Stock-based compensation expense	140	1.8%	128	1.8%
Acquisition, disposition and other related charges	11	0.2%	8	0.2%
Non-GAAP earnings from operations	$918	11.8%	$768	11.0%
Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	For the three months ended January 31,
	2023		2022
	Dollars	Diluted net earnings per share	Dollars	Diluted net earnings per share
	Dollars in millions
GAAP net earnings	$501	$0.38	$513	$0.39
Non-GAAP adjustments:
Amortization of initial direct costs	—	—	1	—
Amortization of intangible assets	73	0.06	73	0.06
Transformation costs	102	0.07	111	0.08
Disaster charges (recovery)	1	—	(1)	—
Stock-based compensation expense	140	0.11	128	0.10
Acquisition, disposition and other related charges	11	0.01	8	0.01
Tax indemnification and related adjustments	1	—	17	0.01
Non-service net periodic benefit credit	—	—	(36)	(0.03)
Earnings from equity interests(1)	12	0.01	17	0.01
Adjustments for taxes	(13)	(0.01)	(134)	(0.10)
Non-GAAP net earnings	$828	$0.63	$697	$0.53

(1)    Represents the amortization of basis difference adjustments related to H3C. The three months ended January 31, 2023 includes the Company's portion of intangible asset impairment charges from H3C of $8 million.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of net cash used in operating activities to free cash flow.

	For the three months ended January 31,
	2023	2022
	In millions
Net cash used in operating activities	$(829)	$(76)
Investment in property, plant and equipment	(794)	(624)
Proceeds from sale of property, plant and equipment	159	123
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	138	—
Free cash flow	$(1,326)	$(577)
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
Net revenue on a constant currency basis assumes no change in the foreign exchange rate from the prior-year period. Non-GAAP gross profit and non-GAAP gross profit margin are defined to exclude charges related to the amortization of initial direct costs, and stock-based compensation expense. Non-GAAP earnings from operations and non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) consist of earnings from operations excluding any charges related to the amortization of initial direct costs, amortization of intangible assets, transformation costs, stock-based compensation expense, disaster charges (recovery), and acquisition, disposition and other related charges. Non-GAAP net earnings and non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges, as well as items such as tax indemnification and related adjustments, non-service net periodic benefit credit, earnings from equity interests, and adjustments for taxes. The Adjustments for taxes line item includes certain income tax valuation allowances and separation taxes, the impact of tax reform, structural rate adjustment, excess tax benefit from stock-based compensation, and adjustments for additional taxes or tax benefits associated with each non-GAAP item. We believe that excluding the items mentioned above from these non-GAAP financial measures allows management to better understand our consolidated financial performance in relation to the operating results of our segments. Management does not believe that the excluded items are reflective of ongoing operating results, and excluding them facilitates a more meaningful evaluation of our current operating performance in comparison to our peers. The excluded items can be inconsistent in amount and frequency and/or not reflective of the operational performance of the business.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HPE, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. There have been no material changes in our market risk exposures since October 31, 2022.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 14, "Litigation, Contingencies, and Commitments".
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased and Settled as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (November 2022)	2,084	$14.88	2,084	$1,354,003
Month 2 (December 2022)	1,432	15.92	1,432	1,331,214
Month 3 (January 2023)	1,162	16.25	1,162	$1,312,338
Total	4,678	$15.54	4,678
As of January 31, 2023, the Company had a remaining authorization of $1.3 billion for future share repurchases.

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
For a summary of our revenue recognition policies, see "Revenue Recognition" described in Note 1, "Overview and Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
Item 6. Exhibits.
The Exhibit Index beginning on page 55 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc., and Nimble Storage, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

2.16	Employee Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation,	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.18	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Canopy Merger Sub, Inc., and Cray Inc.	8-K	001-37483	2.1	May 17, 2019
2.27	Agreement and Plan of Merger, dated as of July 11, 2020, by and among Hewlett Packard Enterprise Company, Santorini Merger Sub, Inc., Silver Peak Systems, Inc., and certain other parties thereto	8-K	001-37483	2.1	July 13, 2020
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015

4.3	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.4	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.5	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.250% notes due 2023	8-K	001-37483	4.2	September 13, 2019
4.6	Fifteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.450% notes due 2023	8-K	001-37483	4.2	April 9, 2020
4.7	Seventeenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.450% notes due 2024	8-K	001-37483	4.2	July 17, 2020
4.8	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.9	Registration Rights Agreement, dated as of October 9, 2015, by and among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.10	Form of Subordinated Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.11	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.16	December 10, 2020
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022
10.4	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.5	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.6	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.7	Form of Performance-Contingent Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.8	Form of Non-Employee Director Restricted Stock Units Grant Agreement*	8-K	001-37483	10.10	November 5, 2015
10.9	Form of Performance-Adjusted Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016

10.10	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.11	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-216481	4.3	March 6, 2017
10.12	Nimble Storage, Inc. 2008 Equity Incentive Plan, as amended*	S-8	333-217349	4.3	April 18, 2017
10.13	SimpliVity Corporation 2009 Stock Plan*	S-8	333-217438	4.3	April 24, 2017
10.14	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.15	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.16	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.17	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.18	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)	10-Q	001-37483	10.29	September 4, 2018
10.19	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September 4, 2018
10.20	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.21	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.22	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.23	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.24	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.25	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.26	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.3	October 29, 2020
10.27	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.28	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.29	2021 Stock Incentive Plan – Form of Performance-Adjusted Restricted Stock Units Grant Agreement*	10-K	001-37483	10.31	December 10, 2021
10.30	Five-Year Credit Agreement dated as of December 10, 2021 among Hewlett Packard Enterprise Company, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent	10-Q	001-37483	10.33	March 3, 2022
10.31	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2022)*	10-K	001-37483	10.31	December 8, 2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: March 7, 2023