Form 10-Q
period 2023-04-30
Hewlett Packard Enterprise Co
filed 2023-06-02
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	April 30, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1701 East Mossy Oaks Road,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip code)
(678)			259-9860
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of May 26, 2023 was 1,291,518,139 shares, par value $0.01.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended April 30, 2023

Table of Content

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "intend", "will", "estimates", "may", "likely", "could", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections or expectations of revenue, margins, expenses, investments, effective tax rates, interest rates, the impact of tax law changes (including those in the Inflation Reduction Act of 2022) and related guidance and regulations, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, order book, goodwill, impairment charges, hedges and derivatives and related offsets, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, amortization of intangible assets, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections of the amount, execution, timing, and results of any transformation or impact of cost savings or restructuring plans, including estimates and assumptions related to the anticipated benefits, cost savings, or charges of implementing such transformation and restructuring plans; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution and consummation of corporate transactions or contemplated acquisitions and dispositions (including but not limited to the disposition of H3C shares and the receipt of proceeds therefrom), research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to products or services; any statements concerning technological and market trends, the pace of technological innovation, and adoption of new technologies, including products and services offered by Hewlett Packard Enterprise; any statements regarding current or future macroeconomic trends or events and the impacts of those trends and events on Hewlett Packard Enterprise and our financial performance, including but not limited to supply chain, inflation, demand for our products and services, and financial sector volatility, and our actions to mitigate such impacts on our business; any statements regarding future regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, and governance issues; any statements regarding pending investigations, claims, or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to financial sector volatility, supply chain constraints, the inflationary environment, the ongoing conflict between Russia and Ukraine, and the relationship between China and the U.S.; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including from public health problems and geopolitical events, such as those mentioned above); the development of and transition to new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from macroeconomic or geopolitical events, such as those mentioned above; the hiring and retention of key employees; the execution, integration, and other risks associated with business combination and investment transactions; the impact of changes to privacy, cybersecurity, environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims, and disputes; the impacts of the Inflation Reduction Act of 2022 and related guidance or regulations; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2022 and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	For the three months ended April 30,		For the six months ended April 30,
	2023	2022	2023	2022
	In millions, except per share amounts
Net revenue:
Products	$4,242	$4,040	$9,356	$8,283
Services	2,601	2,551	5,173	5,147
Financing income	130	122	253	244
Total net revenue	6,973	6,713	14,782	13,674
Costs and expenses:
Cost of products	2,738	2,834	6,198	5,850
Cost of services(1)	1,633	1,558	3,246	3,113
Financing cost(1)	90	148	168	194
Research and development	570	517	1,193	1,021
Selling, general and administrative	1,269	1,249	2,526	2,450
Amortization of intangible assets	71	74	144	147
Transformation costs	60	98	162	209
Disaster charges(1)	3	20	4	19
Acquisition, disposition and other related charges	19	8	30	16
Total costs and expenses	6,453	6,506	13,671	13,019
Earnings from operations	520	207	1,111	655
Interest and other, net	(54)	—	(79)	(5)
Tax indemnification and related adjustments	6	—	5	(17)
Non-service net periodic benefit credit	1	36	1	72
Earnings from equity interests	49	33	107	64
Earnings before provision for taxes	522	276	1,145	769
Provision for taxes	(104)	(26)	(226)	(6)
Net earnings	$418	$250	$919	$763
Net earnings per share:
Basic	$0.32	$0.19	$0.71	$0.58
Diluted	$0.32	$0.19	$0.70	$0.57
Weighted-average shares used to compute net earnings per share:
Basic	1,304	1,307	1,301	1,306
Diluted	1,318	1,329	1,317	1,327

(1)    The three and six months ended April 30, 2022 include amounts for expected credit loss reserves due to the Company's exit from its Russia and Belarus businesses. Refer to Note 1 "Overview and Summary of Significant Accounting Policies", for further information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended April 30,		For the six months ended April 30,
	2023	2022	2023	2022
	In millions
Net earnings	$418	$250	$919	$763
Other comprehensive income (loss) before taxes:
Change in net unrealized (losses) gains on available-for-sale securities:
Net unrealized (losses) gains arising during the period	—	(7)	5	(8)
	—	(7)	5	(8)
Change in net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	18	345	(500)	560
Net losses (gains) reclassified into earnings	39	(264)	286	(465)
	57	81	(214)	95
Change in unrealized components of defined benefit plans:
Net unrealized gains arising during the period	—	—	—	6
Amortization of net actuarial loss and prior service benefit	36	40	71	81
Curtailments, settlements and other	—	1	—	2
	36	41	71	89
Change in cumulative translation adjustment	(1)	(25)	19	(36)
Other comprehensive income (loss) before taxes	92	90	(119)	140
(Provision) benefit for taxes	(14)	(21)	39	(34)
Other comprehensive income (loss), net of taxes	78	69	(80)	106
Comprehensive income	$496	$319	$839	$869

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	April 30, 2023	October 31, 2022
	(Unaudited)	(Audited)
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$2,781	$4,163
Accounts receivable, net of allowances	3,711	4,101
Financing receivables, net of allowances	3,716	3,522
Inventory	4,317	5,161
Other current assets	3,035	3,559
Total current assets	17,560	20,506
Property, plant and equipment	6,013	5,784
Long-term financing receivables and other assets	11,287	10,537
Investments in equity interests	2,281	2,160
Goodwill	17,733	17,403
Intangible assets	675	733
Total assets	$55,549	$57,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$5,004	$4,612
Accounts payable	5,501	8,717
Employee compensation and benefits	1,439	1,401
Taxes on earnings	198	176
Deferred revenue	3,621	3,451
Accrued restructuring	166	192
Other accrued liabilities	4,322	4,625
Total current liabilities	20,251	23,174
Long-term debt	8,372	7,853
Other non-current liabilities	6,505	6,187
Commitments and contingencies
Stockholders' equity
HPE stockholders' equity:
Common stock, $0.01 par value (9,600 shares authorized; 1,292 and 1,281 shares issued and outstanding at April 30, 2023 and October 31, 2022, respectively)	13	13
Additional paid-in capital	28,274	28,299
Accumulated deficit	(4,743)	(5,350)
Accumulated other comprehensive loss	(3,178)	(3,098)
Total HPE stockholders' equity	20,366	19,864
Non-controlling interests	55	45
Total stockholders' equity	20,421	19,909
Total liabilities and stockholders' equity	$55,549	$57,123

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended April 30,
	2023	2022
	In millions
Cash flows from operating activities:
Net earnings	$919	$763
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	1,307	1,242
Stock-based compensation expense	266	242
Provision for inventory and credit losses	97	213
Restructuring charges	95	68
Deferred taxes on earnings	69	(54)
Earnings from equity interests	(107)	(64)
Other, net	(11)	(46)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	370	817
Financing receivables	(666)	470
Inventory	782	(861)
Accounts payable	(3,220)	(1,323)
Taxes on earnings	(1)	35
Restructuring	(147)	(197)
Other assets and liabilities	307	(1,002)
Net cash provided by operating activities	60	303
Cash flows from investing activities:
Investment in property, plant and equipment	(1,482)	(1,349)
Proceeds from sale of property, plant and equipment	245	258
Purchases of investments	(5)	(40)
Proceeds from maturities and sales of investments	4	72
Financial collateral posted	(1,009)	(40)
Financial collateral received	483	272
Payments made in connection with business acquisitions, net of cash acquired	(406)	—
Net cash used in investing activities	(2,170)	(827)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	344	56
Proceeds from debt, net of issuance costs	2,845	1,582
Payment of debt	(2,428)	(1,340)
Settlement of cash flow hedge	(2)	—
Net payments related to stock-based award activities	(106)	(60)
Repurchase of common stock	(179)	(187)
Cash dividends paid to shareholders	(311)	(311)
Net cash provided by (used in) financing activities	163	(260)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	139	—
Decrease in cash, cash equivalents and restricted cash	(1,808)	(784)
Cash, cash equivalents and restricted cash at beginning of period	4,763	4,332
Cash, cash equivalents and restricted cash at end of period	$2,955	$3,548
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
For the three months ended April 30, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at January 31, 2023	1,296,884	$13	$28,259	$(5,005)	$(3,256)	$20,011	$52	$20,063
Net earnings				418		418	3	421
Other comprehensive gain					78	78		78
Comprehensive income						496	3	499
Stock-based compensation expense			126			126		126
Tax withholding related to vesting of employee stock plans			(6)			(6)		(6)
Issuance of common stock in connection with employee stock plans and other	1,783		2	(1)		1		1
Repurchases of common stock	(7,164)		(107)			(107)		(107)
Cash dividends declared ($0.12 per share)				(155)		(155)		(155)
Balance at April 30, 2023	1,291,503	$13	$28,274	$(4,743)	$(3,178)	$20,366	$55	$20,421

) Represents the impact of the adoption of the accounting standard on the s on financial instruments.

For the six months ended April 30, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2022	1,281,037	$13	$28,299	$(5,350)	$(3,098)	$19,864	$45	$19,909
Net earnings				919		919	10	929
Other comprehensive loss					(80)	(80)		(80)
Comprehensive income						839	10	849
Stock-based compensation expense			266			266		266
Tax withholding related to vesting of employee stock plans			(140)			(140)		(140)
Issuance of common stock in connection with employee stock plans and other	22,135		26	(1)		25		25
Repurchases of common stock	(11,669)		(177)			(177)		(177)
Cash dividends declared ($0.24 per share)				(311)		(311)		(311)
Balance at April 30, 2023	1,291,503	$13	$28,274	$(4,743)	$(3,178)	$20,366	$55	$20,421

Table of Content

	Common Stock
For the three months ended April 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at January 31, 2022	1,300,259	$13	$28,422	$(5,239)	$(2,878)	$20,318	$47	$20,365
Net earnings				250		250	3	253
Other comprehensive income					69	69		69
Comprehensive income						319	3	322
Stock-based compensation expense			114			114		114
Tax withholding related to vesting of employee stock plans			(8)			(8)		(8)
Issuance of common stock in connection with employee stock plans and other	2,195		3			3		3
Repurchases of common stock	(3,530)		(58)			(58)		(58)
Cash dividends declared ($0.12 per share)				(156)		(156)		(156)
Balance at April 30, 2022	1,298,924	$13	$28,473	$(5,145)	$(2,809)	$20,532	$50	$20,582

For the six months ended April 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2021	1,294,634	$13	$28,470	$(5,597)	$(2,915)	$19,971	$46	$20,017
Net earnings				763		763	4	767
Other comprehensive income					106	106		106
Comprehensive income						869	4	873
Stock-based compensation expense			242			242		242
Tax withholding related to vesting of employee stock plans			(90)			(90)		(90)
Issuance of common stock in connection with employee stock plans and other	15,644		29			29		29
Repurchases of common stock	(11,354)		(178)			(178)		(178)
Cash dividends declared ($0.24 per share)				(311)		(311)		(311)
Balance at April 30, 2022	1,298,924	$13	$28,473	$(5,145)	$(2,809)	$20,532	$50	$20,582

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
Basis of Presentation and Consolidation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The Company’s unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated businesses of the Company have been eliminated. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of April 30, 2023 and October 31, 2022, its results of operations for the three and six months ended April 30, 2023 and 2022, its cash flows for the six months ended April 30, 2023 and 2022, and its statements of stockholders' equity for the three and six months ended April 30, 2023 and 2022.
The results of operations for the three and six months ended April 30, 2023 and the cash flows for the six months ended April 30, 2023 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the U.S. Securities and Exchange Commission ("SEC") on December 8, 2022.
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
Russia/Ukraine Conflict
In June 2022, the Company determined that it is no longer tenable to maintain its operations in Russia and Belarus and announced its decision to execute an orderly, managed exit of its remaining business in these countries. In the second quarter of fiscal 2022, the Company recorded total pre-tax charges of $126 million primarily related to expected credit losses of financing and trade receivables, $99 million of which was included in Financing cost, $6 million in Cost of services and $21 million in Disaster charges in the Condensed Consolidated Statements of Earnings.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information
Hewlett Packard Enterprise's operations are organized into six segments for financial reporting purposes: Compute, High Performance Computing & Artificial Intelligence ("HPC & AI"), Storage, Intelligent Edge, Financial Services ("FS"), and Corporate Investments and Other. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker, who is the Chief Executive Officer, uses to evaluate, view, and run the Company's business operations, which include, but are not limited to, customer base and homogeneity of products, services and technology. The six segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results. A summary description of each segment follows.
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
HPC & AI offers integrated systems comprised of software and hardware designed to address HPC, AI, Data Analytics, and Transaction Processing workloads for government and commercial customers globally. The solutions are segmented into HPC and Data Solutions. The HPC portfolio of products includes HPE Cray Supercomputing, HPE Cray XD (formerly known as HPE Apollo) and Converged Edge Systems (formerly known as Edge Compute) hardware, software, and data management appliances that are often sold as supercomputing systems, including exascale supercomputers. The Data Solutions portfolio includes the mission critical compute portfolio and HPE NonStop. The mission critical compute portfolio includes the HPE Superdome Flex and HPE Integrity product lines for critical applications including large enterprise software applications and data analytics platforms. The HPE Nonstop portfolio includes high-availability, fault-tolerant, software and appliances that power applications such as credit-card transaction processing that require large scale and high availability. HPC & AI offerings also include operational and support services sold with its systems and as standalone services, and also offers various of its solutions aaS on a consumption basis through the HPE GreenLake edge-to-cloud platform.
Storage provides data storage and management offerings, which include cloud-native primary storage with HPE Alletra Storage, software-powered hyperconverged infrastructure with HPE Alletra dHCI and HPE SimpliVity, data storage and management services with HPE GreenLake for Block Storage and HPE GreenLake for File Storage, disaster recovery and ransomware recovery with Zerto, data protection services with HPE GreenLake for Backup and Recovery, and big data solutions running on HPE Alletra 4000 Data Storage Servers. Storage also provides solutions for unstructured data and analytics workloads and traditional tape, storage networking, and disk products, such as HPE MSA and HPE XP. Storage also provides data-driven intelligence with HPE InfoSight and HPE CloudPhysics along with operational and support services and data management solutions delivered through the HPE GreenLake edge-to-cloud platform.
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
Corporate Investments and Other includes the Advisory and Professional Services ("A & PS") business, which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities; the Communications and Media Solutions business ("CMS"), which primarily offers software and related services to the telecommunications industry; the HPE Software business, which offers the HPE Ezmeral Software

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Container Platform and HPE Ezmeral Software Data Fabric; and Hewlett Packard Labs, which is responsible for research and development.
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
Segment Operating Results
Segment net revenue and operating results were as follows:

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Three months ended April 30, 2023:
Net revenue	$2,676	$827	$1,021	$1,301	$852	$296	$6,973
Intersegment net revenue	85	13	22	3	6	—	129
Total segment net revenue	$2,761	$840	$1,043	$1,304	$858	$296	$7,102
Segment earnings (loss) from operations	$420	$(2)	$82	$351	$84	$(47)	$888
Three months ended April 30, 2022:
Net revenue	$2,959	$687	$1,056	$864	$821	$326	$6,713
Intersegment net revenue	52	23	16	3	2	1	97
Total segment net revenue	$3,011	$710	$1,072	$867	$823	$327	$6,810
Segment earnings (loss) from operations	$426	$(40)	$127	$109	$104	$(24)	$702
Six months ended April 30, 2023:
Net revenue	$6,043	$1,820	$2,189	$2,422	$1,719	$589	$14,782
Intersegment net revenue	174	76	41	9	12	—	312
Total segment net revenue	$6,217	$1,896	$2,230	$2,431	$1,731	$589	$15,094
Segment earnings (loss) from operations	$1,029	$(1)	$224	$598	$166	$(102)	$1,914
Six months ended April 30, 2022:
Net revenue	$5,963	$1,463	$2,172	$1,764	$1,661	$651	$13,674
Intersegment net revenue	92	37	28	4	4	1	166
Total segment net revenue	$6,055	$1,500	$2,200	$1,768	$1,665	$652	$13,840
Segment earnings (loss) from operations	$853	$(47)	$284	$266	$208	$(35)	$1,529

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
    The reconciliation of segment operating results to Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2023	2022	2023	2022
	In millions
Net revenue:
Total segments	$7,102	$6,810	$15,094	$13,840
Eliminations of intersegment net revenue	(129)	(97)	(312)	(166)
Total consolidated net revenue	$6,973	$6,713	$14,782	$13,674
Earnings before taxes:
Total segment earnings from operations	$888	$702	$1,914	$1,529
Unallocated corporate costs and eliminations	(89)	(75)	(197)	(134)
Stock-based compensation expense	(126)	(114)	(266)	(242)
Amortization of initial direct costs	—	(1)	—	(2)
Amortization of intangible assets	(71)	(74)	(144)	(147)
Transformation costs	(60)	(98)	(162)	(209)
Disaster charges(1)	(3)	(125)	(4)	(124)
Acquisition, disposition and other related charges	(19)	(8)	(30)	(16)
Interest and other, net	(54)	—	(79)	(5)
Tax indemnification and related adjustments	6	—	5	(17)
Non-service net periodic benefit credit	1	36	1	72
Earnings from equity interests	49	33	107	64
Total earnings before provision for taxes	$522	$276	$1,145	$769

(1)    The three and six months ended April 30, 2022 include amounts for expected credit loss reserves due to the Company's exit from its Russia and Belarus businesses. Refer to Note 1 "Overview and Summary of Significant Accounting Policies", for further information. During the three and six months ended April 30, 2022, Disaster charges also included a recovery of $1 million and $2 million, respectively, related to COVID-19. Disaster charges were excluded from segment operating results.
Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to total assets as per Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2023	October 31, 2022
	In millions
Compute	$15,304	$16,881
HPC & AI	5,702	5,997
Storage	7,074	7,484
Intelligent Edge	4,994	4,594
Financial Services	14,655	14,837
Corporate Investments and Other	869	1,110
Corporate and unallocated assets	6,951	6,220
Total assets	$55,549	$57,123

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Geographic Information
Net revenue by geographic region was as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2023	2022	2023	2022
	In millions
Americas:
United States	$2,395	$2,159	$5,280	$4,476
Americas excluding U.S.	520	466	1,089	928
Total Americas	2,915	2,625	6,369	5,404
Europe, Middle East and Africa	2,491	2,482	5,171	5,038
Asia Pacific and Japan	1,567	1,606	3,242	3,232
Total consolidated net revenue	$6,973	$6,713	$14,782	$13,674
Note 3: Transformation Programs
Transformation programs are comprised of the Cost Optimization and Prioritization Plan and the HPE Next Plan. During the third quarter of fiscal 2020, the Company launched the Cost Optimization and Prioritization Plan, which focuses on realigning the workforce to areas of growth, a new hybrid workforce model called Edge-to-Office, real estate strategies, and simplifying and evolving our product portfolio strategy. The implementation period of the primary elements of the Cost Optimization and Prioritization Plan is anticipated to be through fiscal 2023. During the remaining implementation period, the Company expects to incur transformation costs predominantly related to labor restructuring, non-labor restructuring, IT investments, design and execution charges and real estate initiatives.
During the third quarter of fiscal 2017, the Company launched an initiative called HPE Next Plan to put in place a purpose-built company designed to compete and win in the markets where it participates. Through this program, the Company is simplifying the operating model, and streamlining its offerings, business processes and business systems to improve its strategy execution. The implementation period of the primary elements of the HPE Next Plan is anticipated to be through fiscal 2023. During the remaining implementation period, the Company expects to incur predominantly IT infrastructure costs for streamlining, upgrading, and simplifying back-end operations, and real estate initiatives. These costs are expected to be offset by gains from real estate sales and sublease income from inactive office space.
Cost Optimization and Prioritization Plan
The components of transformation costs relating to the Cost Optimization and Prioritization Plan were as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2023	2022	2023	2022
	In millions
Program management	$1	$1	$2	$9
IT costs	8	10	16	18
Restructuring charges	18	24	89	61
Total	$27	$35	$107	$88

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
HPE Next Plan
The components of transformation costs relating to HPE Next Plan were as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2023	2022	2023	2022
	In millions
Program management	$—	$2	$—	$5
IT costs	28	52	49	99
Restructuring charges	5	6	6	6
Gain on real estate sales	—	—	—	(8)
Impairment of real estate assets	—	—	—	11
Other	1	3	1	8
Total	$34	$63	$56	$121
Restructuring Plan
Restructuring activities related to the Company's employees and infrastructure under the Cost Optimization and Prioritization Plan and HPE Next Plan are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2022	$185	$122	$11	$25
Charges	60	29	4	2
Cash payments	(101)	(34)	(8)	(4)
Non-cash items	13	(1)	1	—
Liability as of April 30, 2023	$157	$116	$8	$23
Total costs incurred to date, as of April 30, 2023	$705	$512	$1,265	$262
Total expected costs to be incurred as of April 30, 2023	$750	$550	$1,265	$265
The current restructuring liability related to the transformation programs, reported in the Condensed Consolidated Balance Sheets as of April 30, 2023 and October 31, 2022, was $166 million and $191 million, respectively, in Accrued restructuring, and $24 million and $28 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of April 30, 2023 and October 31, 2022, was $114 million and $124 million, respectively.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4: Retirement Benefit Plans
The Company's net pension benefit cost (credit) for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2023	2022	2023	2022
	In millions
Service cost	$13	$21	$26	$41
Interest cost(1)	97	40	190	80
Expected return on plan assets(1)	(134)	(118)	(264)	(236)
Amortization and deferrals(1):
Actuarial loss	40	43	79	87
Prior service benefit	(2)	(2)	(5)	(5)
Net periodic benefit cost (credit)	14	(16)	26	(33)
Settlement loss and special termination benefits(1)	1	1	1	2
Total net benefit cost (credit)	$15	$(15)	$27	$(31)

(1)These non-service components of net periodic benefit cost (credit) were included in Non-service net periodic benefit credit in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
For the three months ended April 30, 2023 and 2022, the Company recorded income tax expense of $104 million and $26 million, respectively, which reflects an effective tax rate of 19.9% and 9.4%, respectively. For the six months ended April 30, 2023 and 2022, the Company recorded income tax expense of $226 million and $6 million, respectively, which reflects an effective tax rate of 19.7% and 0.8%, respectively. The effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.
For the three and six months ended April 30, 2023, the Company recorded $14 million and $25 million, respectively, of net income tax benefits related to various items discrete to the period. For the three months ended April 30, 2023, this amount primarily included $14 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges. For the six months ended April 30, 2023, this amount primarily included $36 million of net income tax benefits related to transformation costs, acquisition, disposition and other related charges and $13 million of net excess tax benefits related to stock-based compensation, partially offset by $23 million of net income tax charges related to tax audit settlements and changes in uncertain tax positions.
For the three and six months ended April 30, 2022, the Company recorded $38 million and $121 million, respectively, of net income tax benefits related to various items discrete to the period. For the three months ended April 30, 2022, this amount primarily included $25 million of income tax benefits on pre-tax charges incurred related to the Russia/Ukraine conflict and $22 million of income tax benefits related to transformation costs and acquisition, disposition and other related charges, partially offset by $10 million of net income tax charges related to the settlement of foreign tax audit matters. For the six months ended April 30, 2022, this amount primarily included $46 million of income tax benefits related to transformation costs and acquisition, disposition and other related charges, $43 million of net income tax benefits related to the settlement of U.S. tax audit matters, $25 million of income tax benefits on pre-tax charges incurred related to the Russia/Ukraine conflict, and $6 million of net income tax benefits related to the settlement of foreign tax audit matters.
Uncertain Tax Positions
As of April 30, 2023 and October 31, 2022, the amount of unrecognized tax benefits was $708 million and $674 million, respectively, of which up to $419 million and $386 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in Provision for taxes in the Condensed Consolidated Statements of Earnings. The Company recognized interest income of $11 million and interest expense of $3 million for the three months ended April 30, 2023 and 2022, respectively. The Company recognized interest income of $10 million and $37 million for the six months ended April 30, 2023 and 2022, respectively. The Company recognized interest income in the first quarter of fiscal 2022 due to the release of reserves as a result of the effective settlement of the Internal Revenue Service (“IRS”) audit for fiscal 2016. As of April 30, 2023 and October 31, 2022, the Company had accrued $71 million and $81 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. The IRS is conducting an audit of the Company's fiscal 2017, 2018, and 2019 U.S. federal income tax returns. The IRS may conclude its examination in the coming quarters and issue notices of proposed adjustments, the effect of which we would evaluate for financial statement purposes when received. Additionally, it is reasonably possible that certain foreign and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions and other matters; accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits for these matters may be reduced by an amount up to $55 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2023	October 31, 2022
	In millions
Deferred tax assets	$2,179	$2,127
Deferred tax liabilities	(361)	(320)
Deferred tax assets net of deferred tax liabilities	$1,818	$1,807
Note 6: Balance Sheet Details
Cash, cash equivalents and restricted cash

	As of
	April 30, 2023	October 31, 2022
	In millions
Cash and cash equivalents	$2,781	$4,163
Restricted cash(1)	174	600
Total	$2,955	$4,763

(1)    The Company included restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
Inventory

	As of
	April 30, 2023	October 31, 2022
	In millions
Finished goods	$1,350	$2,187
Purchased parts and fabricated assemblies	2,967	2,974
Total	$4,317	$5,161

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Property, Plant and Equipment

	As of
	April 30, 2023	October 31, 2022
	In millions
Land	$74	$74
Buildings and leasehold improvements	1,548	1,503
Machinery and equipment, including equipment held for lease	10,258	9,729
Gross property, plant and equipment	11,880	11,306
Accumulated depreciation	(5,867)	(5,522)
Net property, plant and equipment	$6,013	$5,784
Warranties
The Company's aggregate product warranty liability and changes thereto were as follows:

In millions
Balance as of October 31, 2022	$360
Charges	102
Adjustments related to pre-existing warranties	(3)
Settlements made	(103)
Balance as of April 30, 2023	$356
Contract balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	April 30, 2023	October 31, 2022
	In millions
Unbilled receivables	$292	$245
Accounts receivable	3,446	3,881
Allowances	(27)	(25)
Total	$3,711	$4,101
The allowances for credit losses related to accounts receivable and changes during the six months ended April 30, 2023 and the fiscal year ended October 31, 2022 were as follows:

	As of
	April 30, 2023	October 31, 2022
	In millions
Balance at beginning of period	$25	$23
Provision for credit losses	10	25
Adjustments to existing allowances, including write offs	(8)	(23)
Balance at end of period	$27	$25

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Sale of Trade Receivables
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. During the three and six months ended April 30, 2023, the Company sold $1.0 billion and $2.1 billion of trade receivables, respectively. During the fiscal year ended October 31, 2022, the Company sold $4.1 billion of trade receivables. The Company recorded an obligation of $87 million and $88 million within Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of April 30, 2023 and October 31, 2022 respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities and Remaining Performance Obligations
As of April 30, 2023 and October 31, 2022, current deferred revenue of $3.6 billion and $3.4 billion, respectively, were recorded in Deferred revenue, and non-current deferred revenue of $3.1 billion and $3.0 billion, respectively, were recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets. During the six months ended April 30, 2023, approximately $2.1 billion of revenue was recognized relating to contract liabilities recorded as of October 31, 2022.
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency. As of April 30, 2023, the aggregate amount of remaining performance obligations, or deferred revenue, was $6.7 billion. The Company expects to recognize approximately 50% of this balance over fiscal 2023 with the remainder to be recognized thereafter.
Costs to Obtain a Contract
As of April 30, 2023, the current and non-current portions of the capitalized costs to obtain a contract were $80 million and $128 million, respectively. As of October 31, 2022, the current and non-current portions of the capitalized costs to obtain a contract were $76 million and $124 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheet. For the three and six months ended April 30, 2023 the Company amortized $23 million and $45 million respectively, of capitalized costs to obtain a contract. For the three and six months ended April 30, 2022 the Company amortized $21 million and $41 million respectively, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Earnings.
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

	As of
	April 30, 2023	October 31, 2022
	In millions
Minimum lease payments receivable	$9,407	$8,686
Unguaranteed residual value	430	380
Unearned income	(858)	(707)
Financing receivables, gross	8,979	8,359
Allowance for credit losses	(325)	(325)
Financing receivables, net	8,654	8,034
Less: current portion	(3,716)	(3,522)
Amounts due after one year, net	$4,938	$4,512

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the six months ended April 30, 2023 and the fiscal year ended October 31, 2022, the Company sold $147 million and $183 million of financing receivables, respectively.
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
The credit risk profile of gross financing receivables, based on internal risk ratings as of April 30, 2023, presented on amortized cost basis by year of origination was as follows:

	As of April 30, 2023
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2023	$1,037	$566	$11
2022	2,054	1,275	52
2021	1,171	894	42
2020	563	437	65
2019 and prior	270	393	149
Total	$5,095	$3,565	$319
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of April 30, 2023 and October 31, 2022 and the respective changes during the six and twelve months then ended were as follows.

	As of
	April 30, 2023	October 31, 2022
	In millions
Balance at beginning of period	$325	$228
Provision for credit losses(1)	28	177
Adjustment to the existing allowance	—	(10)
Write-offs	(28)	(70)
Balance at end of period	$325	$325

(1)    Fiscal 2022 included a provision of $99 million related to expected credit losses due to the Company's exit from its Russia and Belarus businesses.
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	April 30, 2023	October 31, 2022
	In millions
Billed:(1)
Current and past due 1-30 days	$427	$372
Past due 31-60 days	28	32
Past due 61-90 days	30	19
Past due > 90 days	132	121
Unbilled sales-type and direct-financing lease receivables	8,362	7,815
Total gross financing receivables	$8,979	$8,359
Gross financing receivables on non-accrual status(2)	$295	$290
Gross financing receivables 90 days past due and still accruing interest(2)	$75	$72

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
The following table presents amounts included in the Condensed Consolidated Statements of Earnings related to lessor activity:

	For the three months ended April 30,		For the six months ended April 30,
	2023	2022	2023	2022
	In millions
Interest income from sales-type leases and direct financing leases	$130	$122	$253	$244
Lease income from operating leases	605	577	1,194	1,149
Total lease income	$735	$699	$1,447	$1,393
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
The following table presents the assets and liabilities held by the consolidated VIE as of April 30, 2023 and October 31, 2022, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of
	April 30, 2023	October 31, 2022
Assets held by VIE:	In millions
Other current assets	$78	$203
Financing receivables
Short-term	792	838
Long-term	1,033	1,085
Property, plant and equipment	1,308	1,323
Liabilities held by VIE:
Notes payable and short-term borrowings, net of unamortized debt issuance costs	1,421	1,510
Long-term debt, net of unamortized debt issuance costs	$1,229	$1,415
For the six months ended April 30, 2023, financing receivables and leased equipment transferred via securitization through the SPE were $417 million and $391 million, respectively. For the fiscal year ended October 31, 2022, financing receivables and leased equipment transferred via securitization through the SPE were $1.6 billion and $1.2 billion, respectively.
Note 8: Acquisitions
During the six months ended April 30, 2023, the Company completed three acquisitions. The purchase price allocations for the acquisitions described below reflect various preliminary fair value estimates and analysis, including preliminary work performed by third-party valuation specialists, of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes, and residual goodwill, which are subject to change within the measurement period. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined.
The pro forma results of operations, the revenue and net income subsequent to the acquisition dates have not been presented as they are not material to the Company's consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.
The following table presents the aggregate estimated fair value of the assets acquired and liabilities assumed, including those items that are still pending allocations, for the acquisitions completed during the first six months of fiscal 2023:

In millions
Goodwill	$330
Amortizable intangible assets	85
Net tangible liabilities assumed	39
Total fair value consideration	$454

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
On March 15, 2023, the Company completed the acquisition of Axis Security, a cloud security provider, enabling the Company to expand its edge-to-cloud security capabilities by offering a unified Secure Access Services Edge (“SASE”) solution to meet the increasing demand for integrated networking and security solutions delivered as-a-service. Axis Security's results of operations were included within the Intelligent Edge segment. The acquisition date fair value consideration of $412 million primarily consisted of cash paid for outstanding common stock. In connection with this acquisition, the Company recorded approximately $312 million of goodwill, and $71 million of intangible assets. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.
Note 9: Goodwill
Goodwill is tested for impairment at the reporting unit level. As of April 30, 2023, the Company's reporting units are consistent with the reportable segments identified in Note 2, with the exception of Corporate Investments and Other, which contains three reporting units: A & PS, CMS, and Software. The following table represents the carrying value of goodwill, by reportable segment as of April 30, 2023 and October 31, 2022. There has been no change to the accumulated impairment loss from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Balance at October 31, 2022(1)	$7,692	$2,889	$4,000	$2,555	$144	$123	$17,403
Goodwill acquired during the period	—	18	—	312	—	—	330
Balance at April 30, 2023	$7,692	$2,907	$4,000	$2,867	$144	$123	$17,733

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
As of the annual test date in fiscal 2022, the HPC & AI reporting unit had goodwill of $2.9 billion and an excess of fair value over carrying value of net assets of 0%. The HPC & AI reporting unit relies significantly on the income approach which estimates the fair value based on the present value of future cash flows. The HPC & AI business continues to face challenges related to supply chain constraints of key components and other operational challenges impacting the Company’s ability to achieve certain customer acceptance milestones required for revenue recognition and resulting cost increases associated with fulfilling contracts over longer than originally anticipated timelines. The Company currently believes these challenges will be successfully addressed as the supply chain constraints continue to improve. If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or if the Company has significant or sustained decline in its stock price, it is possible its estimates about the HPC & AI reporting unit's ability to successfully address the current challenges may change, which could result in the carrying value of the HPC & AI reporting unit exceeding its estimated fair value and potential impairment charges.
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
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2023				As of October 31, 2022
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$491	$—	$491	$—	$1,516	$—	$1,516
Money market funds	785	—	—	785	744	—	—	744
Equity securities	—	—	129	129	—	—	126	126
Foreign bonds	1	105	—	106	—	91	—	91
Other debt securities	—	—	34	34	—	—	33	33
Derivative Instruments:
Foreign exchange contracts	—	279	—	279	—	840	—	840
Other derivatives	—	6	—	6	—	2	—	2
Total assets	$786	$881	$163	$1,830	$744	$2,449	$159	$3,352
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$124	$—	$124	$—	$178	$—	$178
Foreign exchange contracts	—	306	—	306	—	128	—	128
Other derivatives	—	—	—	—	—	1	—	1
Total liabilities	$—	$430	$—	$430	$—	$307	$—	$307
Other Fair Value Disclosures
Short-Term and Long-Term Debt
As of April 30, 2023 and October 31, 2022, the estimated fair value of the Company's short-term and long-term debt was $13.5 billion and $12.2 billion, respectively. As of April 30, 2023 and October 31, 2022, the carrying value of the Company's short-term and long-term debt was $13.4 billion and $12.5 billion, respectively. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
Equity Investments without Readily Determinable Fair Value
Equity investments are recorded at cost and measured at fair value when they are deemed to be impaired or when there is an adjustment from observable price changes. For the three and six months ended April 30, 2023, the Company recognized an unrealized net gain of $4 million and an unrealized net loss of $6 million, respectively, on these investments. For the six months ended April 30, 2023 this included an impairment of $10 million. The Company recognized an immaterial impairment on these equity investments during the three and six months ended April 30, 2022. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value due to their short-term nature.
Non-Financial Assets
The Company's non-financial assets, such as intangible assets, goodwill, and property, plant and equipment, are recorded at cost. The Company records right-of-use assets (“ROU”) based on the lease liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. Fair value adjustments are made to these non-financial assets in the period an impairment charge is recognized.
During the three and six months ended April 30, 2023, the Company recorded immaterial ROU asset impairment charges, as the carrying value of certain ROU assets exceeded their fair value. During the three and six months ended April 30, 2022, the Company recorded a net gain of $18 million and $12 million, respectively, primarily due to a lease termination. These amounts are reflected in Transformation costs in the Condensed Consolidated Statements of Earnings. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
Note 11: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of April 30, 2023			As of October 31, 2022
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains (Losses)	Fair Value
	In millions
Cash Equivalents:
Time deposits	$488	$—	$488	$1,516	$—	$1,516
Money market funds	785	—	785	744	—	744
Total cash equivalents	1,273	—	1,273	2,260	—	2,260
Available-for-Sale Debt Investments:
Time Deposits	3	—	3	—	—	—
Foreign bonds	104	2	106	93	(2)	91
Other debt securities	32	2	34	32	1	33
Total available-for-sale debt investments	139	4	143	125	(1)	124
Total cash equivalents and available-for-sale debt investments	$1,412	$4	$1,416	$2,385	$(1)	$2,384
As of April 30, 2023 and October 31, 2022, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside of the U.S. as of April 30, 2023 and October 31, 2022. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of available-for-sale debt investments were as follows:

	As of April 30, 2023
	Amortized Cost	Fair Value
	In millions
Due in one year	$23	$23
Due in more than five years	116	120
Total	$139	$143
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $169 million and $175 million as of April 30, 2023 and October 31, 2022, respectively. For the three and six months ended April 30, 2023, the Company recognized an unrealized net gain of $4 million and an unrealized net loss of $6 million, respectively, on these investments. For the six months ended, April 30, 2023, this included an impairment of $10 million. For the three and six months ended April 30, 2022, the Company recorded an immaterial impairment on these investments.
The carrying amount of those non-marketable equity investments accounted for under the fair value option was $129 million and $126 million as of April 30, 2023 and October 31, 2022, respectively. During the three and six months ended April 30, 2023, the Company recorded an unrealized gain of $3 million on these investments. During the three and six months ended April 30, 2022, the Company recorded an unrealized gain of $45 million and $104 million, respectively, on these investments.
Investments in equity securities that are accounted for using the equity method are included in Investments in equity interests in the Condensed Consolidated Balance Sheets. The carrying amount of these investments was $2.3 billion and $2.2 billion as of April 30, 2023 and October 31, 2022, respectively. For the three and six months ended April 30, 2023, the Company recorded earnings from equity interests of $49 million and $107 million, respectively, on these investments. For the three and six months ended April 30, 2022, the Company recorded earnings from equity interests of $33 million and $64 million, respectively, on these investments.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of April 30, 2023					As of October 31, 2022
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$2,500	$—	$—	$—	$124	$2,500	$—	$—	$—	$178
Cash flow hedges:
Foreign currency contracts	7,962	112	90	143	48	7,662	420	246	25	13
Net investment hedges:
Foreign currency contracts	2,197	30	27	41	20	1,883	60	74	12	13
Total derivatives designated as hedging instruments	12,659	142	117	184	192	12,045	480	320	37	204
Derivatives not designated as hedging instruments
Foreign currency contracts	5,252	18	2	34	20	7,780	36	4	53	12
Other derivatives	102	6	—	—	—	95	2	—	1	—
Total derivatives not designated as hedging instruments	5,354	24	2	34	20	7,875	38	4	54	12
Total derivatives	$18,013	$166	$119	$218	$212	$19,920	$518	$324	$91	$216
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

	As of April 30, 2023
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$285	$—	$285	$175	$101	(1)	$9
Derivative liabilities	$430	$—	$430	$175	$232	(2)	$23

	As of October 31, 2022
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$842	$—	$842	$199	$508	(1)	$135
Derivative liabilities	$307	$—	$307	$199	$113	(2)	N/A

(1)Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of April 30, 2023, of the $232 million of collateral posted, $225 million was in cash and $7 million was through the re-use of counterparty collateral. As of October 31, 2022, the entire amount of the collateral posted of $113 million was through the re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/ (liabilities)
	As of		As of
	April 30, 2023	October 31, 2022	April 30, 2023	October 31, 2022
In millions
Long-term debt	$(2,372)	$(2,317)	$124	$178

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the three months ended April 30,		For the six months ended April 30,
	2023	2022	2023	2022
	In millions
Derivatives in Cash Flow Hedging relationship
Foreign exchange contracts	$18	$345	$(500)	$560
Derivatives in Net Investment Hedging relationship
Foreign exchange contracts	8	12	(99)	23
Total	$26	$357	$(599)	$583
As of April 30, 2023, the Company expects to reclassify an estimated net accumulated other comprehensive loss of approximately $66 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments on the Condensed Consolidated Statements of Earnings were as follows:

	Gains (Losses) Recognized in Income
	For the three months ended April 30,				For the six months ended April 30,
	2023		2022		2023		2022
	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net
	In millions
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded:
Total	$6,973	$(54)	$6,713	$—	$14,782	$(79)	$13,674	$(5)
Gains (losses) on derivatives in fair value hedging relationships:
Interest rate contracts
Hedged items	$—	$(13)	$—	$133	$—	$(54)	$—	$187
Derivatives designated as hedging instruments	—	13	—	(133)	—	54	—	(187)
Gains (losses) on derivatives in cash flow hedging relationships:
Foreign exchange contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	(23)	(16)	57	207	27	(313)	122	343
Gains (losses) on derivatives not designated as hedging instruments:
Foreign exchange contracts	—	4	—	142	—	(190)	—	102
Other derivatives	—	(1)	—	(2)	—	(1)	—	(11)
Total (losses) gains	$(23)	$(13)	$57	$347	$27	$(504)	$122	$434

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-terms debt were as follows:

	As of
	April 30, 2023	October 31, 2022
	In millions
Current portion of long-term debt(1)	$3,801	$3,876
Commercial paper	1,028	542
Notes payable to banks, lines of credit and other	175	194
Total notes payable and short-term borrowings	5,004	4,612
Long-term debt	8,372	7,853
Total	$13,376	$12,465

(1)    As of April 30, 2023, the Current portion of long-term debt, net of discount and issuance costs, includes $1.4 billion associated with the asset-backed debt securities issued by the Company.
Unsecured Senior Notes
In March 2023, the Company completed its offering of $1.3 billion of 5.9% Senior Notes due October 1, 2024 and $400 million of 6.102% Senior Notes due April 1, 2026. The net proceeds from these offerings will be used to refinance upcoming debt maturities and for general corporate purposes.
In April 2023, the Company repaid $1.0 billion of 2.25% fixed rate Senior Notes on their original maturity date of April 1, 2023.
Asset-backed Debt Securities
In March and April 2023, the Company issued $643 million of asset-backed debt securities in five tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.593%, payable monthly from April 2023 with a stated final maturity date of April 2028.
In April 2023, the Company redeemed at par the outstanding $35 million of asset-backed debt securities on a transaction, with an interest rate of 2.26% and an original maturity date of February 2030. At deal inception, in February 2020, $755 million of asset-backed debt securities were issued, with a weighted average price of 99.99%, a weighted average interest rate of 1.87%, and an original maturity date of February 2030.
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. The Parent Program in the U.S. provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. The Parent Program outside the U.S. provides for the issuance of commercial paper denominated in U.S. dollars, euros, or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of April 30, 2023, $399 million was outstanding under the Parent Programs. As of October 31, 2022, no borrowings were outstanding under the Parent Programs. As of April 30, 2023 and October 31, 2022, $629 million and $542 million, respectively, were outstanding under the subsidiary’s program.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Revolving Credit Facility
The Company maintains a senior unsecured revolving credit facility that was entered into in December 2021 with an aggregate lending commitment of $4.75 billion for a period of five years. As of April 30, 2023 and October 31, 2022, no borrowings were outstanding under this credit facility.
Note 13: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of April 30, 2023, and changes during the six months ended April 30, 2023 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$(1)	$109	$(2,596)	$(610)	$(3,098)
Other comprehensive income (loss) before reclassifications	5	(500)	—	19	(476)
Reclassifications of losses into earnings	—	286	71	—	357
Tax benefit (provision)	—	42	(6)	3	39
Balance at end of period	$4	$(63)	$(2,531)	$(588)	$(3,178)

The components of accumulated other comprehensive loss, net of taxes as of April 30, 2022, and changes during the six months ended April 30, 2022 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$15	$81	$(2,545)	$(466)	$(2,915)
Other comprehensive (loss) income before reclassifications	(8)	560	6	(36)	522
Reclassifications of (gains) losses into earnings	—	(465)	83	—	(382)
Tax provision	—	(21)	(12)	(1)	(34)
Balance at end of period	$7	$155	$(2,468)	$(503)	$(2,809)

Share Repurchase Program
For the six months ended April 30, 2023, the Company repurchased and settled a total of 11.7 million shares under its share repurchase program through open market repurchases, which included 0.3 million shares that were unsettled open market repurchases as of October 31, 2022. Additionally, as of April 30, 2023, the Company had unsettled open market repurchases of 0.2 million shares. Shares repurchased during the six months ended April 30, 2023 were recorded as a $177 million reduction to stockholders' equity. As of April 30, 2023, the Company had a remaining authorization of $1.2 billion for future share repurchases.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2023	2022	2023	2022
	In millions, except per share amounts
Numerator:
Net earnings	$418	$250	$919	$763
Denominator:
Weighted-average shares used to compute basic net EPS	1,304	1,307	1,301	1,306
Dilutive effect of employee stock plans	14	22	16	21
Weighted-average shares used to compute diluted net EPS	1,318	1,329	1,317	1327
Net earnings per share:
Basic	$0.32	$0.19	$0.71	$0.58
Diluted	$0.32	$0.19	$0.70	$0.57
Anti-dilutive weighted-average stock awards(1)	13	—	10	—

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 15: Litigation, Contingencies, and Commitments
Litigation
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the "Separation and Distribution Agreement") entered into in connection with Hewlett Packard Enterprise's spin-off from HP Inc. (formerly known as "Hewlett-Packard Company") (the "Separation"), Hewlett Packard Enterprise and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties' responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of April 30, 2023, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Litigation, Proceedings, and Investigations
Ross and Rogus v. Hewlett Packard Enterprise Company. On November 8, 2018, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara alleging that HPE pays its California-based female employees “systemically lower compensation” than HPE pays male employees performing substantially similar work. The complaint alleges various California state law claims, including California’s Equal Pay Act, Fair Employment and Housing Act, and Unfair Competition Law, and seeks certification of a California-only class of female employees employed in certain “Covered Positions.” The parties subsequently reached an agreement to resolve this class action. The terms of the settlement are reflected in Plaintiff’s Motion for Preliminary Approval of Class Action Settlement and Certification of Settlement Class, which was

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
filed with the Court on September 26, 2022. On November 3, 2022, the Court granted Plaintiff’s motion and preliminarily approved the terms of the class settlement, which defines the settlement class as all “[w]omen actively employed in California by Defendant at any point from November 1, 2015, through the date of Preliminary Approval” who were employed in a covered job code. The settlement class excludes certain individuals, including those who previously executed an arbitration agreement with HPE or an agreement that resulted in a release or waiver of claims. On April 28, 2023, the Court granted Plaintiffs’ Motion for Final Approval of the Class Action Settlement and Certification of the Settlement Class. The Court has scheduled a compliance hearing for September 28, 2023, to assess the distribution of the settlement fund to the class members.
India Directorate of Revenue Intelligence Proceedings. On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the "DRI") issued notices to Hewlett-Packard India Sales Private Ltd ("HP India"), a subsidiary of HP Inc., seven HP India employees and one former HP India employee alleging that HP India underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties.
On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products-related notices affirming duties and penalties against HP India and the named individuals for approximately $386 million. On April 20, 2012, the Commissioner issued an order on the spare parts-related notice affirming duties and penalties against HP India and certain of the named individuals for approximately $17 million.
HP India filed appeals of the Commissioner's orders before the Customs Tribunal. The Customs Department filed cross-appeals before the Customs Tribunal. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to return the matter to the Commissioner on procedural grounds. The hearings before the Customs Tribunal were subsequently delayed, have been postponed on several occasions since 2014, and have not yet been rescheduled.
ECT Proceedings. In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos (“ECT”), notified a former subsidiary of HP Inc. in Brazil ("HP Brazil") that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ECT's decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case, which was denied. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. HP Brazil expects a resolution of the decision on the merits to take several years.
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise (collectively, “Defendants”) alleging Defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of individuals aged 40 years and older who had their employment terminated by an HP entity pursuant to a work force reduction (“WFR”) plan. Plaintiffs also seek to certify a class under California law consisting of all persons 40 years or older employed by Defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On April 14, 2021, Plaintiffs’ Motion for Conditional Class Certification was granted. The conditionally certified collective action consists of all individuals who had their employment terminated by Defendants pursuant to a WFR Plan on or after November 1, 2015, and who were 40 years or older at the time of such termination. The collective action excludes all individuals who signed a Waiver and General Release Agreement or an Agreement to Arbitrate Claims. The Court-approved notice was issued to potential class members and the opt-in period is now closed.
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
competition. Oracle’s claims arise out of HPE’s prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE’s use of Terix as a subcontractor for certain customers of HPE’s multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. Trial began on May 23, 2022. On June 15, 2022, the jury returned its verdict, awarding $30 million in compensatory damages to Oracle and rejecting Oracle’s request for punitive damages. The parties have since reached an agreement to resolve this dispute. Pursuant to the terms of the settlement, the case has been dismissed and the matter is closed.
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
Note 16: Equity Method Investments
Pursuant to the Shareholders' Agreement among the Company’s relevant subsidiaries, Unisplendour International Technology Limited ("UNIS"), and H3C Technologies Co., Limited ("H3C") dated as of May 1, 2016, as amended from time to time, and most recently on October 28, 2022, the Company delivered a notice to UNIS on December 30, 2022, to exercise its right to put to UNIS, for cash consideration, all of the H3C shares held by the Company, which represent 49% of the total issued share capital of H3C. On May 26, 2023, the Company’s relevant subsidiaries entered into a Put Share Purchase Agreement with UNIS, whereby UNIS has agreed to purchase all of the H3C shares held by the Company, through its subsidiaries, for total pre-tax cash consideration of $3.5 billion. The disposition remains subject to obtaining required regulatory approvals and completion of certain conditions necessary for closing.
Note 17: Subsequent Events
On May 2, 2023, the Company completed the acquisition of OpsRamp, an IT operations management company that monitors, observes, automates and manages IT infrastructure, cloud resources, workloads and applications for hybrid and multi-cloud environments, including the leading hyperscalers, for a purchase price of approximately $300 million. OpsRamp’s technology will be integrated with the Company's HPE GreenLake edge-to-cloud platform and made available as a standalone aaS offering.

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
The financial discussion and analysis in the following MD&A compares the three and six months ended April 30, 2023 to the comparable prior-year periods and where appropriate, as of April 30, 2023, unless otherwise noted.
This MD&A is organized as follows:
•Trends and Uncertainties. A discussion of material events and uncertainties known to management, such as the mixed macroeconomic environment of supply chain constraints (though easing), conservative customer spending environment, inflationary trend and foreign exchange pressures, and recently enacted tax legislation.
•Executive Overview. A discussion of our business and a summary analysis of our financial performance and other highlights, including use of non-GAAP financial measures, affecting the Company to provide context to the remainder of the MD&A.
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
•GAAP to non-GAAP Reconciliations. Each non-GAAP financial measure has been reconciled to the most directly comparable GAAP financial measure therein. This section also includes a discussion of the use, usefulness and economic substance of the non-GAAP financial measures, along with a discussion of material limitations, and compensation for those limitations, associated with the use of non-GAAP financial measures.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
TRENDS AND UNCERTAINTIES
The elevated backlog levels we experienced in fiscal 2022 generally declined in fiscal 2023 as supply chain constraints eased. However, our order book in segments such as Intelligent Edge and Compute remain above historically normal levels. At the same time, in the second quarter of fiscal 2023, new order growth declined on a year-over-year basis, due in part to elongated sales cycles as customers adopted a conservative approach to spending in a mixed macroeconomic environment. Operationally, the year-over-year segment performance was strong while the sequential segment performance was mixed. We expect the mixed macroeconomic environment to continue to moderate our revenue growth in the near term. At the same time, improvements to industry-wide supply constraints have helped to ease certain supply chain challenges we encountered in the recent past, including the increased availability of supply and lower material and logistics costs.
Additionally, we are experiencing a challenging foreign exchange environment, which has moderated our revenue and earnings growth. We expect the unfavorable foreign exchange effects along with an inflationary trend to continue in the longer term. We expect the substantial completion of our HPE Next Plan and Cost Optimization and Prioritization Plan, coupled with pricing actions we implemented in response to an inflationary trend, related cost reduction measures and operational efficiencies, may moderate the impact of unfavorable foreign exchange effects in fiscal 2023.
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

EXECUTIVE OVERVIEW
We are a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze, and act upon data seamlessly from edge-to-cloud. We enable customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Our customers range from small-and-medium size businesses to large global enterprises and governmental entities. Our legacy dates to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers.
Our operations are organized into six reportable segments for financial reporting purposes: Compute, High Performance Computing and Artificial Intelligence ("HPC & AI"), Storage, Intelligent Edge, Financial Services ("FS"), and Corporate Investments and Other.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financial Results
The following table summarizes our condensed consolidated GAAP financial results:

	For the three months ended April 30,			For the six months ended April 30,
	2023	2022	Change	2023	2022	Change
	Dollars in millions, except per share amounts
Net revenue	$6,973	$6,713	3.9%	$14,782	$13,674	8.1%
Gross profit	$2,512	$2,173	15.6%	$5,170	$4,517	14.5%
Gross profit margin	36.0%	32.4%	3.6pts	35.0%	33.0%	2.0pts
Earnings from operations	$520	$207	151.2%	$1,111	$655	69.6%
Operating profit margin	7.5%	3.1%	4.4pts	7.5%	4.8%	2.7pts
Net earnings	$418	$250	67.2%	$919	$763	20.4%
Diluted net earnings per share	$0.32	$0.19	$0.13	$0.70	$0.57	$0.13
Cash flow provided by operations	$889	$379	$510	$60	$303	$(243)
Three months ended April 30, 2023 compared with the three months ended April 30, 2022
Net revenue of $7.0 billion represented an increase of 3.9% (increased 8.6% on a constant currency basis) primarily due to higher average unit prices (“AUPs”) in the Intelligent Edge segment, moderated by unfavorable currency fluctuations. The gross profit margin of 36.0% (or $2.5 billion) represents an increase of 3.6 percentage points from the prior-year period led by the impact of higher-margin networking revenue, higher AUPs in Compute and Intelligent Edge, lower supply chain and commodity costs, and the impact of charges in the prior period from expected credit losses resulting from our exit from Russia and Belarus. The operating profit margin of 7.5% represents an increase of 4.4 percentage points due primarily to the gross profit margin improvement, lower transformation expense, and lower fixed employee costs.
Six months ended April 30, 2023 compared with the six months ended April 30, 2022
Net revenue of $14.8 billion represented an increase of 8.1% (increased 13.2% on a constant currency basis) primarily due to higher AUPs in the Intelligent Edge segment and higher customer acceptances in the HPC & AI segment, moderated by unfavorable currency fluctuations. The gross profit margin of 35.0% (or $5.2 billion) represents an increase of 2.0 percentage points from the prior-year period due to the impact of higher-margin networking revenue, higher AUPs in Compute and Intelligent Edge, lower supply chain and commodity costs and the impact of charges in the prior period from expected credit losses resulting from our exit from Russia and Belarus. The operating profit margin of 7.5% represents an increase of 2.7 percentage points primarily due to the aforementioned gross margin improvement and lower transformation expenses moderated by higher planned investments in research and development.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following table summarizes our condensed consolidated non-GAAP financial results:

	For the three months ended April 30,			For the six months ended April 30,
	2023	2022	Change	2023	2022	Change
	Dollars in millions, except per share amounts
Net revenue in constant currency	$7,292	$6,713	8.6%	$15,485	$13,674	13.2%
Non-GAAP gross profit	$2,525	$2,293	10.1%	$5,199	$4,653	11.7%
Non-GAAP gross profit margin	36.2%	34.2%	2.0pts	35.2%	34.0%	1.2pts
Non-GAAP earnings from operations	$799	$627	27.4%	$1,717	$1,395	23.1%
Non-GAAP operating profit margin	11.5%	9.3%	2.2pts	11.6%	10.2%	1.4pts
Non-GAAP net earnings	$685	$583	17.5%	$1,513	$1,280	18.2%
Non-GAAP diluted net earnings per share	$0.52	$0.44	$0.08	$1.15	$0.96	$0.19
Free cash flow	$288	$(211)	$499	$(1,038)	$(788)	$(250)
Each non-GAAP financial measure has been reconciled to the most directly comparable GAAP financial measure herein. Please refer to the section "GAAP to non-GAAP Reconciliations" included in this MD&A for these reconciliations, a discussion of the use, usefulness and economic substance of the non-GAAP financial measures, along with a discussion of material limitations, and compensation for those limitations, associated with the use of non-GAAP financial measures.
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

The following presents our ARR calculated as of April 30, 2023 and 2022:

	As of April 30,
	2023	2022
	Dollars in millions
ARR	$1,116	$829
Year-over-year growth rate	35%	22%
The 35% year-over year increase in ARR was due primarily to growth in our HPE GreenLake edge-to-cloud platform and related financial services moderated by unfavorable currency fluctuations. The growth in the HPE GreenLake edge-to-cloud platform was led by an expanding customer installed base. At the segment level, the growth was led by Intelligent Edge as-a-service activity and Storage as-a-service including Zerto.
Dividends
Returning capital to our shareholders remains an important part of our capital allocation framework, which also consists of strategic investments. During the second quarter of fiscal 2023, we paid a quarterly dividend of $0.12 per share to our shareholders. On May 30, 2023, we declared a regular cash dividend of $0.12 per share on our common stock, payable on July 14, 2023, to our shareholders of record as of the close of business on June 15, 2023. As of April 30, 2023, we had a remaining authorization of $1.2 billion for future share repurchases.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the three months ended April 30,				For the six months ended April 30,
	2023		2022		2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$6,973	100.0%	$6,713	100.0%	$14,782	100.0%	$13,674	100.0%
Cost of sales	4,461	64.0	4,540	67.6	9,612	65.0	9,157	67.0
Gross profit	2,512	36.0	2,173	32.4	5,170	35.0	4,517	33.0
Research and development	570	8.2	517	7.7	1,193	8.1	1,021	7.5
Selling, general and administrative	1,269	18.2	1,249	18.6	2,526	17.1	2,450	17.9
Amortization of intangible assets	71	0.9	74	1.2	144	1.0	147	1.1
Transformation costs	60	0.9	98	1.4	162	1.1	209	1.5
Disaster charges	3	—	20	0.3	4	—	19	0.1
Acquisition, disposition and other related charges	19	0.3	8	0.1	30	0.2	16	0.1
Earnings from operations	520	7.5	207	3.1	1,111	7.5	655	4.8
Interest and other, net	(54)	(0.8)	—	—	(79)	(0.5)	(5)	—
Tax indemnification and related adjustments	6	0.1	—	—	5	—	(17)	(0.1)
Non-service net periodic benefit credit	1	—	36	0.5	1	—	72	0.4
Earnings from equity interests	49	0.7	33	0.5	107	0.7	64	0.5
Earnings before provision for taxes	522	7.5	276	4.1	1,145	7.7	769	5.6
Provision for taxes	(104)	(1.5)	(26)	(0.4)	(226)	(1.5)	(6)	—
Net earnings	$418	6.0%	$250	3.7%	$919	6.2%	$763	5.6%
Three and six months ended April 30, 2023 compared with the three and six months ended April 30, 2022
Net revenue
For the three months ended April 30, 2023, total net revenue of $7.0 billion represented an increase of $260 million, or 3.9% (increased 8.6% on a constant currency basis). U.S. net revenue increased by $236 million, or 10.9% to $2.4 billion, and net revenue from outside of the U.S. increased by $24 million, or 0.5%, to $4.6 billion.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
For the six months ended April 30, 2023, total net revenue of $14.8 billion represented an increase of $1,108 million, or 8.1% (increased 13.2% on a constant currency basis). U.S. net revenue increased by $804 million, or 18.0% to $5.3 billion, and net revenue from outside of the U.S. increased by $304 million, or 3.3%, to $9.5 billion.
The components of the weighted net revenue change by segment were as follows:

	For the three months ended April 30, 2023	For the six months ended April 30, 2023
	Percentage points
Compute	(3.7)	1.2
HPC & AI	1.9	2.9
Storage	(0.4)	0.2
Intelligent Edge	6.5	4.8
Financial Services	0.5	0.5
Corporate Investments and Other	(0.5)	(0.4)
Total Segment	4.3	9.2
Elimination of Intersegment net revenue and Other	(0.4)	(1.1)
Total HPE	3.9	8.1
Three months ended April 30, 2023 compared with three months ended April 30, 2022
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Compute net revenue decrease of $250 million, or 8.3%, primarily due to a decline in server unit volume and unfavorable currency fluctuations moderated by higher AUPs
•HPC & AI net revenue increase of $130 million, or 18.3%, primarily due to higher customer acceptance
•Storage net revenue decrease of $29 million, or 2.7%, primarily due to unfavorable currency fluctuations, partially offset by improvements in the supply environment
•Intelligent Edge net revenue increase of $437 million, or 50.4%, primarily due to increased AUPs and volume and product mix effect
•Financial Services net revenue increase of $35 million, or 4.3%, primarily due to higher rental revenue from higher average operating leases and higher finance income on finance leases due to an increasing interest rate environment
•Corporate Investments and Other net revenue decrease of $31 million, or 9.5%, primarily due to unfavorable currency fluctuations
Six months ended April 30, 2023 compared with six months ended April 30, 2022
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Compute net revenue increase of $162 million, or 2.7%, primarily due to higher AUPs moderated by lower server unit volume and unfavorable currency fluctuations
•HPC & AI net revenue increase of $396 million, or 26.4%, primarily due to higher customer acceptances
•Storage net revenue increase of $30 million, or 1.4%, primarily due to improvements in the supply environment, partially offset by unfavorable currency fluctuations
•Intelligent Edge net revenue increase of $663 million, or 37.5%, primarily due to increased AUPs and volume and product mix effect
•Financial Services net revenue increase of $66 million, or 4.0%, primarily due to higher rental revenue from higher average operating leases and higher finance income on finance leases due to an increasing interest rate environment
•Corporate Investments and Other net revenue decrease of $63 million, or 9.7%, primarily due to unfavorable currency fluctuations

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Please refer to the section "Segment Information" further below for a discussion of our results of operations for each reportable segment.
Gross profit
For the three and six months ended April 30, 2023, the total gross profit margin of 36.0% and 35.0%, respectively, represents an increase of 3.6 and 2.0 percentage points, respectively, as compared to the respective prior year periods. The increase in both periods was due to the impact of higher-margin networking revenue, higher AUPs in Compute and Intelligent Edge, lower supply chain and commodity costs, and the impact of charges in the prior period from expected credit losses resulting from our exit from Russia and Belarus. Additionally, the increase for the six months ended April 30, 2023, was partially offset by lower support services revenue.
Operating expenses
Research and development ("R&D")
For the three months ended April 30, 2023, R&D expense increased by $53 million, or 10.3%, led by Intelligent Edge and Storage. The increase was driven by higher employee costs due to an increase in software engineers to pursue our strategic goals, and incremental operational expenses from recent business acquisitions, which contributed 7.0 percentage points and 1.9 percentage points, respectively, to the change. The increase was partially offset by favorable currency fluctuations which contributed 1.2 percentage points to the change.
For the six months ended April 30, 2023, R&D expense increased by $172 million, or 16.8%, led by Intelligent Edge, HPC & AI and Storage. The increase was driven by higher employee costs due to an increase in software engineers to pursue our strategic goals, and incremental operational expenses from recent business acquisitions, which contributed 12.3 percentage points and 3.8 percentage points, respectively, to the change. The increase was partially offset by favorable currency fluctuations which contributed 1.4 percentage points to the change.
Selling, general and administrative ("SG&A")
For the three months ended April 30, 2023, SG&A expense increased by $20 million, or 1.6%, due primarily to factoring fees and other general expenses, higher travel expenses as the economy opens up, and higher software expenditures, all of which contributed 1.7, 1.6 and 0.6 percentage points, respectively, to the change. The increase was partially offset by a combination of lower employee costs, contractor and consulting costs, which contributed 3.6 percentage points to the change, and favorable currency fluctuations driven by lower field selling costs.
For the six months ended April 30, 2023, SG&A expense increased by $76 million, or 3.1%, due primarily to factoring fees, charitable donations, and other general expenses, higher travel expenses as the economy opens up and higher software expenditures, all of which contributed 1.6, 1.4 and 1.0 percentage points, respectively, to the change. The increase was partially offset by a combination of lower contractor and consulting costs, which contributed 1.4 percentage points to the change, and favorable currency fluctuations driven by lower field selling costs.
Transformation programs and costs
Our transformation programs consist of the Cost Optimization and Prioritization Plan (launched in 2020) and the HPE Next Plan (launched in 2017).
For the three and six months ended April 30, 2023, transformation costs decreased by $38 million, or 38.8%, and $47 million, or 22.5%, respectively due to lower charges incurred in the current period as these plans approach completion through fiscal 2023. For a further discussion, refer to Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Interest and other, net
For the three months ended April 30, 2023, interest and other, net expense increased by $54 million, due primarily to the impact of the prior period containing both gains from equity investments and the sale of certain assets, and unfavorable currency fluctuations in the current period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
For the six months ended April 30, 2023, interest and other, net expense increased by $74 million, due primarily to the impact of the prior period containing both gains from equity investments and the sale of certain assets. This increase was moderated by favorable currency fluctuations and increased net interest income from higher interest rates in the current period.
Tax indemnification and related adjustments
We record changes to certain pre-separation and pre-divestiture tax liabilities and tax receivables for which we remain liable on behalf of the separated or divested business, but which may not be subject to indemnification. We recorded tax indemnification and related adjustments income of $6 million for the three months ended April 30, 2023 and none for the three months ended April 30, 2022, and tax indemnification income of $5 million and tax indemnification expense of $17 million for the six months ended April 30, 2023 and 2022, respectively.
Non-service net periodic benefit credit
For the three and six months ended April 30, 2023, non-service net periodic benefit credit decreased by $35 million and $72 million, respectively, due primarily to increased interest cost resulting from higher discount rates, partially offset by higher expected returns on assets and lower amortized actuarial losses in the current periods.
Earnings from equity interests
Earnings from equity interests primarily represents our 49% interest in H3C Technologies Co., Limited ("H3C") and the amortization of our interest in basis difference. For the three months ended April 30, 2023, earnings from equity interests increased by $16 million due primarily to lower amortization expense from basis difference.
For the six months ended April 30, 2023, earnings from equity interests increased by $43 million due primarily to lower amortization expense from basis difference and higher net income earned by H3C in the current period.
Provision for taxes
For the three months ended April 30, 2023 and 2022, we recorded income tax expense of $104 million and $26 million, respectively, which reflects an effective tax rate of 19.9% and 9.4%, respectively. For the six months ended April 30, 2023 and 2022, we recorded income tax expense of $226 million and $6 million, respectively, which reflect an effective tax rate of 19.7% and 0.8%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Segment Results
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the three months ended April 30, 2023, as compared to the prior-year period:

	HPE Consolidated		Compute		HPC & AI		Storage		Intelligent Edge		Financial Services		Corporate Investments and Other
	Dollars in millions
Net revenue(1)	$6,973		$2,761		$840		$1,043		$1,304		$858		$296
Year-over-year change %	3.9%		(8.3)%		18.3%		(2.7)%		50.4%		4.3%		(9.5)%
Earnings (loss) from operations(2)	$520		$420		$(2)		$82		$351		$84		$(47)
Earnings (loss) from operations as a % of net revenue	7.5%		15.2%		(0.2)%		7.9%		26.9%		9.8%		(15.9)%
Year-over-year change percentage points	4.4	pts	1.1	pts	5.4	pts	(3.9)	pts	14.3	pts	(2.8)	pts	(8.6)	pts
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the six months ended April 30, 2023, as compared to the prior-year period:

	HPE Consolidated		Compute		HPC & AI		Storage		Intelligent Edge		Financial Services		Corporate Investments and Other
	Dollars in millions
Net revenue(1)	$14,782		$6,217		$1,896		$2,230		$2,431		$1,731		$589
Year-over-year change %	8.1%		2.7%		26.4%		1.4%		37.5%		4.0%		(9.7)%
Earnings (loss) from operations(2)	$1,111		$1,029		$(1)		$224		$598		$166		$(102)
Earnings (loss) from operations as a % of net revenue	7.5%		16.6%		(0.1)%		10.0%		24.6%		9.6%		(17.3)%
Year-over-year change percentage points	2.7	pts	2.5	pts	3.0	pts	(2.9)	pts	9.6	pts	(2.9)	pts	(11.9)	pts

(1)HPE consolidated net revenue excludes intersegment net revenue.
(2)Segment earnings from operations exclude stock-based compensation expense, certain unallocated corporate costs and eliminations, transformation costs, amortization of intangible assets, acquisition, disposition and other related charges, and disaster charges.
Compute

	For the three months ended April 30,			For the six months ended April 30,
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$2,761	$3,011	(8.3)%	$6,217	$6,055	2.7%
Earnings from operations	$420	$426	(1.4)%	$1,029	$853	20.6%
Earnings from operations as a % of net revenue	15.2%	14.1%		16.6%	14.1%
Three months ended April 30, 2023 compared with three months ended April 30, 2022
Compute net revenue decreased by $250 million, or 8.3% (decreased 3.2% on a constant currency basis), primarily due to a $258 million, or 11.3%, decrease in product revenue. The decline in product revenue was primarily due to lower server unit volume of $412 million, or 18.0%, and unfavorable currency fluctuations of $121 million. The product revenue decline was moderated by an increase in AUPs of $275 million, or 12.0%, led by higher sales of server configurations with more complex component architectures in our next generation products. Services net revenue increased by $8 million, or 1.1%, due to an increase in contract volume moderated by unfavorable currency fluctuations.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Compute earnings from operations as a percentage of net revenue increased 1.1 percentage points due to a decrease in costs of products and services as a percentage of net revenue while operating expenses as a percentage of net revenue increased. The decrease in costs of products and services as a percentage of net revenue was primarily due to higher AUPs and lower commodity costs moderated by unfavorable currency fluctuations. The increase in operating expenses as a percentage of net revenue was primarily due to the scale of the net revenue decline while total operating expenses remained relatively flat.
Six months ended April 30, 2023 compared with six months ended April 30, 2022
Compute net revenue increased by $162 million, or 2.7% (increased 8.2% on a constant currency basis), primarily due to a $170 million, or 3.7%, increase in product revenue. The product revenue increase was primarily due to an increase in AUPs of $872 million, or 18.9%, led by higher sales of server configurations with more complex component architectures in our next generation products. The product revenue increase was moderated by unfavorable currency fluctuations of $257 million, and lower server unit volume of $445 million, or 9.7%, resulting from an uneven demand environment. Services net revenue remained relatively flat as an increase in services contracts was moderated by unfavorable currency fluctuations.
Compute earnings from operations as a percentage of net revenue increased 2.5 percentage points due to a decrease in costs of products and services as a percentage of net revenue while operating expenses as a percentage of net revenue remained relatively flat. The decrease in costs of products and services as a percentage of net revenue was primarily due to higher AUPs and lower commodity costs, moderated by unfavorable currency fluctuations.
HPC & AI

	For the three months ended April 30,			For the six months ended April 30,
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$840	$710	18.3%	$1,896	$1,500	26.4%
Loss from operations	$(2)	$(40)	(95.0)%	$(1)	$(47)	(97.9)%
Loss from operations as a % of net revenue	(0.2)%	(5.6)%		(0.1)%	(3.1)%
Three months ended April 30, 2023 compared with three months ended April 30, 2022
HPC & AI net revenue increased by $130 million, or 18.3% (increased 22.3% on a constant currency basis), primarily due to a $140 million, or 29.4%, increase in product revenue. The product revenue increase was led by the HPE Cray XD (formerly known as HPE Apollo) and HPE Cray Supercomputing product portfolios, as operational and supply improvements addressed recent challenges with achieving certain customer acceptance milestones for revenue recognition. The product revenue increase was led by HPE Cray XD with higher AUPs of $74 million, or 15.2%, and a unit volume increase of $17 million, or 3.6%. HPE Cray Supercomputing product unit and deal volume increased by $194 million, or 39.7%, moderated by a decrease in AUPs of $140 million, or 28.6%. Additionally, HPC & AI experienced unfavorable currency fluctuations of $23 million.
HPC & AI earnings from operations as a percentage of net revenue increased 5.4 percentage points due to decreases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease in cost of products and services as a percentage of net revenue was due primarily to a favorable mix of higher-margin products, moderated by unfavorable currency fluctuations. The decrease in operating expenses as a percentage of net revenue was primarily due to the scale of the net revenue increase.
Six months ended April 30, 2023 compared with six months ended April 30, 2022
HPC & AI net revenue increased by $396 million, or 26.4% (increased 30.1% on a constant currency basis), primarily due to a $420 million, or 40.6%, increase in product revenue. The product revenue increase was led by the HPE Cray Supercomputing product portfolio, as operational and supply improvements addressed recent challenges with achieving certain customer acceptance milestones for revenue recognition. The product revenue increase was led by HPE Cray Supercomputing with a unit volume increase of $246 million, or 23.3%, and higher AUPs of $172 million, or 16.3%. The increase was moderated by unfavorable currency fluctuations of $43 million and lower services revenue of $24 million, or 5.2%, due primarily to an unfavorable portfolio mix of service offerings.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
HPC & AI earnings from operations as a percentage of net revenue increased 3.0% percentage points due to a decrease in operating expenses as a percentage of net revenue, while the cost of products and services as a percentage of net revenue was unchanged from the prior-year period. The decrease in operating expenses as a percentage of net revenue was primarily due to the scale of the net revenue increase, moderated by higher investments in research and development.
Storage

	For the three months ended April 30,			For the six months ended April 30,
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$1,043	$1,072	(2.7)%	$2,230	$2,200	1.4%
Earnings from operations	$82	$127	(35.4)%	$224	$284	(21.1)%
Earnings from operations as a % of net revenue	7.9%	11.8%		10.0%	12.9%
Three months ended April 30, 2023 compared with three months ended April 30, 2022
Storage net revenue decreased by $29 million or 2.7% (increased 2.1% on a constant currency basis), primarily due to unfavorable currency fluctuations, partially offset by improvements in the supply environment. Storage product revenue decreased $23 million, or 3.8%, primarily due to unfavorable currency fluctuations of $36 million and a decrease in AUPs of $21 million, or 3.4%. Sales volume increased by $37 million, or 6.1%, led by traditional storage and big data products. Storage services revenue decreased by $6 million, or 1.3%, primarily due to unfavorable currency fluctuations of $15 million, moderated by a sales volume increase of $12 million, or 2.6%. The services sales volume increase was led by higher subscription services as we continue our transition to a more services-intensive, software-rich set of offerings, partially offset by lower Storage support services.
Storage earnings from operations as a percentage of net revenue decreased 3.9 percentage points due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was primarily due to unfavorable currency fluctuations. These impacts were partially offset by certain reduced operating expenses.
Six months ended April 30, 2023 compared with six months ended April 30, 2022
Storage net revenue increased by $30 million, or 1.4%, (increased 6.4% on a constant currency basis), as improvements in the supply environment were partially offset by unfavorable currency fluctuations. The increase in Storage product revenue of $65 million, or 5.2%, was primarily due to an increase in AUPs of $114 million, or 9.2%, led by traditional storage and HPE Alletra Storage products and a unit volume increase of $52 million or 4.2%, led by hyperconverged, traditional storage and big data products. Moderating factors to the revenue increase were unfavorable currency fluctuations of $82 million and lower revenue from Russia of $20 million. Storage services revenue declined by $35 million, or 3.7%, primarily due to lower AUPs of $58 million, or 6.0%, unfavorable currency fluctuations of $29 million, and lower revenue from Russia of $16 million and lower Storage support services. This decline was moderated by higher sales volume of $67 million, or 7.0%, led by higher subscription service as we continue our transition to more services-intensive, software-rich offerings.
Storage earnings from operations as a percentage of net revenue decreased 2.9% percentage points due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to lower revenue from support services as we continue our transition to more software-rich products and unfavorable currency fluctuations. These impacts were partially offset by lower supply chain costs to expedite product delivery and favorable mix of higher margin products.
Intelligent Edge

	For the three months ended April 30,			For the six months ended April 30,
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$1,304	$867	50.4%	$2,431	$1,768	37.5%
Earnings from operations	$351	$109	222.0%	$598	$266	124.8%
Earnings from operations as a % of net revenue	26.9%	12.6%		24.6%	15.0%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Three months ended April 30, 2023 compared with three months ended April 30, 2022
Intelligent Edge net revenue increased by $437 million, or 50.4% (increased 55.8% on a constant currency basis). Product revenue increased by $403 million, or 57.7%, led by higher AUPs of $358 million, or 51.0%, and a volume and product mix effect of $87 million, or 12.5%, moderated by unfavorable currency fluctuations of $42 million. The product revenue increase was led by wireless local area network (“WLAN”) and Switching products, which benefited from improvements in the supply environment. Services net revenue increased $34 million, or 20.2%, primarily led by our as-a-service offerings.
Intelligent Edge earnings from operations as a percentage of net revenue increased 14.3 percentage points primarily due to decreases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was primarily due to lower supply chain costs and higher AUPs, moderating the decrease was a lower mix of higher-margin support services revenue. Operating expenses as a percentage of net revenue decreased primarily due to our cost containment measures.
Six months ended April 30, 2023 compared with six months ended April 30, 2022
Intelligent Edge net revenue increased by $663 million, or 37.5% (increased 43.2% on a constant currency basis). Product revenue increased by $611 million, or 42.7%, led by higher AUPs of $573 million, or 40.0%, and a volume and product mix effect of $129 million, or 9.0%, moderated by unfavorable currency fluctuations of $91 million. The product revenue increase was led by WLAN and Switching products, which benefited from improvements in the supply environment. Services net revenue increased $52 million, or 15.4%, primarily led by our as-a-service offerings.
Intelligent Edge earnings from operations as a percentage of net revenue increased 9.6 percentage points primarily due to decreases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was primarily due to lower supply chain costs and higher AUPs, moderating the decrease was a lower mix of higher-margin support services revenue. Operating expenses as a percentage of net revenue decreased primarily due to our cost containment measures.
Financial Services

	For the three months ended April 30,			For the six months ended April 30,
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$858	$823	4.3%	$1,731	$1,665	4.0%
Earnings from operations	$84	$104	(19.2)%	$166	$208	(20.2)%
Earnings from operations as a % of net revenue	9.8%	12.6%		9.6%	12.5%
Three months ended April 30, 2023 compared with three months ended April 30, 2022
FS net revenue increased by $35 million, or 4.3% (increased 6.8% on a constant currency basis) due primarily to higher rental revenue from higher average operating leases and higher finance income on finance leases due to an increasing interest rate environment, partially offset by unfavorable currency fluctuations.
FS earnings from operations as a percentage of net revenue decreased 2.8 percentage points due to an increase in cost of services as a percentage of net revenue, while operating expenses as a percentage of net revenue were relatively flat. The increase to cost of services as a percentage of net revenue resulted primarily from a combination of higher borrowing costs and higher depreciation expense, partially offset by lower bad debt expense.
Six months ended April 30, 2023 compared with six months ended April 30, 2022
FS net revenue increased by $66 million, or 4.0% (increased 7.4% on a constant currency basis) due primarily to higher rental revenue from higher average operating leases and higher finance income on finance leases due to an increasing interest rate environment, along with higher asset management revenue from lease buyouts, partially offset by unfavorable currency fluctuations.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
FS earnings from operations as a percentage of net revenue decreased 2.9% percentage points due to an increase in cost of services as a percentage of net revenue, while operating expenses as a percentage of net revenue were relatively flat. The increase to cost of services as a percentage of net revenue resulted primarily from a combination of higher borrowing costs and higher depreciation expense, partially offset by lower bad debt expense.
Financing Volume

	For the three months ended April 30,		For the six months ended April 30,
	2023	2022	2023	2022
	In millions
Financing volume	$1,668	$1,473	$3,268	$2,861
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased by 13.2% and 14.2% for the three and six months ended April 30, 2023, respectively, as compared to the corresponding prior-year periods, due primarily to higher financing of HPE product sales and services, partially offset by unfavorable currency fluctuations.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	April 30, 2023	October 31, 2022
	Dollars in millions
Financing receivables, gross	$8,979	$8,359
Net equipment under operating leases	4,272	4,103
Capitalized profit on intercompany equipment transactions(1)	256	241
Intercompany leases(1)	94	97
Gross portfolio assets	13,601	12,800
Allowance for credit losses(2)	237	222
Operating lease equipment reserve	47	44
Total reserves	284	266
Net portfolio assets	$13,317	$12,534
Reserve coverage	2.1%	2.1%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.7 billion and $11.5 billion at April 30, 2023 and October 31, 2022, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at April 30, 2023 and October 31, 2022 was $1.7 billion and $1.6 billion, respectively.
As of April 30, 2023 and October 31, 2022, FS net cash and cash equivalents balances were approximately $0.8 billion and $0.9 billion, respectively.
Net portfolio assets as of April 30, 2023 increased 6.2% from October 31, 2022. The increase generally resulted from favorable currency fluctuations, along with new financing volume exceeding portfolio runoff during the period.
FS bad debt expense includes charges to general reserves, specific reserves, and write-offs for sales-type, direct-financing, and operating leases. For the three and six months ended April 30, 2023, FS recorded net bad debt expense of $11 million and $30 million, respectively. For the three and six months ended April 30, 2022, Financial Services recorded net bad debt expense of $22 million and $45 million, respectively.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
As of April 30, 2023, FS experienced an increase in billed finance receivables compared to October 31, 2022, which included a limited impact to collections from customers in Russia. We are currently unable to fully predict the extent to which our exit from Russia and Belarus businesses may adversely impact future collections of our receivables.
Corporate Investments and Other

	For the three months ended April 30,			For the six months ended April 30,
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$296	$327	(9.5)%	$589	$652	(9.7)%
Loss from operations	$(47)	$(24)	(95.8)%	$(102)	$(35)	(191.4)%
Loss from operations as a % of net revenue	(15.9)%	(7.3)%		(17.3)%	(5.4)%
Three months ended April 30, 2023 compared with three months ended April 30, 2022
Corporate Investments and Other net revenue decreased by $31 million, or 9.5% (decreased 4.0% on a constant currency basis), primarily due to unfavorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue increased by 8.6 percentage points primarily due to increases in cost of services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of services as a percentage of net revenue was primarily due to the scale of the net revenue decline driven by unfavorable currency fluctuations and fixed services delivery costs. The increase in operating expenses as a percentage of net revenue was primarily due to the scale of the net revenue decline in the Communications and Media Solutions business.
Six months ended April 30, 2023 compared with six months ended April 30, 2022
Corporate Investments and Other net revenue decreased by $63 million, or 9.7% (decreased 2.8% on a constant currency basis), primarily due to unfavorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue increased by 11.9% percentage points due primarily to increases in cost of services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of services as a percentage of net revenue was primarily due to the scale of the net revenue decline driven by unfavorable currency fluctuations and higher services delivery costs due to higher variable compensation expense. The increase in operating expenses as a percentage of net revenue was primarily due to higher variable compensation expense.
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
As of April 30, 2023, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

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
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S. as of April 30, 2023. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
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
In connection with the share repurchase program previously authorized by our Board of Directors, during the first six months of fiscal 2023, we repurchased and settled an aggregate amount of $179 million. As of April 30, 2023, we had a remaining authorization of $1.2 billion for future share repurchases. For more information on our share repurchase program, refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds" in Item 2 of Part II.
Pursuant to the Shareholders' Agreement among our relevant subsidiaries, Unisplendour International Technology Limited ("UNIS"), and H3C dated as of May 1, 2016, as amended from time to time, and most recently on October 28, 2022, we delivered a notice to UNIS on December 30, 2022, to exercise our right to put to UNIS, for cash consideration, all of the H3C shares held by us, which represent 49% of the total issued share capital of H3C. On May 26, 2023, our relevant subsidiaries entered into a Put Share Purchase Agreement with UNIS, whereby UNIS has agreed to purchase all of the H3C shares held by us, through our subsidiaries, for a total pre-tax cash consideration of $3.5 billion. We intend to consider a range of allocation activities, in line with our practice of pursuing a balanced, returns-based approach for capital allocation decisions, including but not limited to organic and strategic investments, return of capital to shareholders, repayment and/or redemption of outstanding debt, and general corporate purposes. The disposition remains subject to obtaining required regulatory approvals and completion of certain conditions necessary for closing.
Liquidity
Our cash, cash equivalents, restricted cash, total debt, and available borrowing resources were as follows:

	As of
	April 30, 2023	October 31, 2022
	In millions
Cash, cash equivalents and restricted cash	$2,955	$4,763
Total debt	13,376	12,465
Available borrowing resources	5,697	6,161
Commercial paper programs(1)	4,722	5,208
Uncommitted lines of credit	$975	$953

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(1)    The maximum aggregate borrowing amount of the commercial paper programs and revolving credit facility is $5.75 billion.
The following tables represent the way in which management reviews cash flows:

	For the six months ended April 30,
	2023	2022
	In millions
Net cash provided by operating activities	$60	$303
Net cash used in investing activities	(2,170)	(827)
Net cash provided by (used in) financing activities	163	(260)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	139	—
Net decrease in cash, cash equivalents and restricted cash	$(1,808)	$(784)
Free Cash Flow	$(1,038)	$(788)
Operating Activities
For the six months ended April 30, 2023, net cash provided by operating activities decreased by $0.2 billion, as compared to the corresponding period in fiscal 2022. The decrease was primarily due to unfavorable working capital primarily resulting from higher vendor payments, an increase in financing receivables, moderated by unfavorable hedging positions, the prior-year period containing higher cash payouts for variable compensation, and higher cash generated from earnings.
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	April 30, 2023	October 31, 2022	Change	April 30, 2022	October 31, 2021	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	48	47	1	42	49	(7)	6
Days of supply in inventory ("DOS")	87	88	(1)	106	82	24	(19)
Days of purchases outstanding in accounts payable ("DPO")	(111)	(149)	38	(112)	(128)	16	1
Cash conversion cycle	24	(14)	38	36	3	33	(12)
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three-month period in fiscal 2022, the increase in DSO in the current period was primarily due to unfavorable billings linearity and increased billings with extended payment terms.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2022, the decrease in DOS in the current period was primarily due to lower levels of inventory resulting from a reduction in our backlog positions and a lower replenishment of materials.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2022, the decrease in DPO in the current period was primarily due to lower inventory purchases during the current period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Investing Activities
For the six months ended April 30, 2023, net cash used in investing activities increased by $1.3 billion, as compared to the corresponding period in fiscal 2022. The increase was primarily due to higher cash utilized in net financial collateral activities of $0.8 billion, higher net payments made in connection with business acquisitions of $0.4 billion, and higher cash utilized for investment in property, plant and equipment, net of sales proceeds of $0.1 billion, as compared to the prior-year period.
Financing Activities
For the six months ended April 30, 2023, net cash provided by financing activities increased by $0.4 billion, as compared to the corresponding period in fiscal 2022. This was primarily due to higher proceeds from debt, net of issuance costs and higher cash from short term borrowings of $1.5 billion, partially offset by higher debt repayments of $1.1 billion, as compared to the prior-year period.
Free Cash Flow

Free cash flow represents cash flow from operations less net capital expenditures (investments in property, plant and equipment ("PP&E") less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. For the six months ended April 30, 2023, free cash flow decreased by $0.3 billion, as compared to the corresponding period in fiscal 2022. The decrease was due to lower cash generated from operations due to unfavorable working capital resulting from higher vendor payments, higher cash utilized for investments in PP&E, net of sales proceeds, moderated by a favorable currency impact on cash, cash equivalents, and restricted cash, as compared to the prior-year period. For more information on our free cash flow, refer to the section entitled "GAAP to non-GAAP Reconciliations" included in this MD&A.
For more information on the impact of operating assets and liabilities to our cash flows, see Note 6, "Balance Sheet Details" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Capital Resources
We maintain debt levels that we establish through consideration of several factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure. We maintain a revolving credit facility and two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. There have been no changes to our commercial paper programs, revolving credit facility and shelf registration statement since October 31, 2022. For further information on our capital resources, see Note 12, "Borrowings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
In March 2023, we completed an offering of $1.3 billion of 5.9% Senior Notes due October 1, 2024 and $400 million of 6.102% Senior Notes due April 1, 2026. The net proceeds from these offerings will be used to refinance upcoming debt maturities and for general corporate purposes.
In March and April 2023, we issued $643 million of asset-backed debt securities in five tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.593%, payable monthly from April 2023 with a stated final maturity date of April 2028.
In April 2023, we repaid $1.0 billion of 2.25% fixed rate Senior Notes on their original maturity date of April 1, 2023.
In April 2023, we redeemed at par value the outstanding $35 million of asset-backed debt securities on a transaction, with an interest rate of 2.26% and an original maturity date of February 2030. At deal inception, in February 2020, $755 million of asset-backed debt securities were issued, with a weighted average price of 99.99%, a weighted average interest rate of 1.87%, and an original maturity date of February 2030.
As of April 30, 2023 and October 31, 2022, no borrowings were outstanding under our $4.75 billion revolving credit facility.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
As of April 30, 2023, $399 million was outstanding under the Parent Programs. As of October 31, 2022, no borrowings were outstanding under the Parent Programs. As of April 30, 2023 and October 31, 2022, $629 million and $542 million, respectively, were outstanding under our subsidiary’s program. During the first six months of fiscal 2023, we issued $4.6 billion and repaid $4.2 billion of commercial paper.
Cash Requirements and Commitments
Contractual Obligations
Other than the previously mentioned issuance and repayment of unsecured senior notes and issuance and redemption of asset-backed debt securities, our contractual obligations have not changed materially outside of the normal course of business since October 31, 2022. For further information see "Cash Requirements and Commitments" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
Retirement Benefit Plan Funding
For the remainder of fiscal 2023, we anticipate making contributions of approximately $90 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.
Restructuring Plans
As of April 30, 2023, we expect to make future cash payments of approximately $370 million in connection with our approved restructuring plans, which includes $220 million expected to be paid through the remainder of fiscal 2023 and $150 million expected to be paid thereafter. For more information on our restructuring activities, see Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Uncertain Tax Positions
As of April 30, 2023, we had approximately $306 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $43 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, "Taxes on Earnings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
GAAP to non-GAAP Reconciliations
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the three months ended April 30,				For the six months ended April 30,
	2023		2022		2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP Net revenue	$6,973	100%	$6,713	100%	$14,782	100%	$13,674	100%
GAAP Cost of sales	4,461	64.0%	4,540	67.6%	9,612	65.0%	9,157	67.0%
GAAP Gross profit	2,512	36.0%	2,173	32.4%	$5,170	35.0%	4,517	33.0%
Non-GAAP adjustments
Amortization of initial direct costs	—	—%	1	—%	—	—%	2	—%
Stock-based compensation expense	13	0.2%	14	0.2%	29	0.2%	29	0.2%
Disaster charges(1)	—	—%	105	1.6%	—	—%	105	0.8%
Non-GAAP Gross Profit	$2,525	36.2%	$2,293	34.2%	$5,199	35.2%	$4,653	34.0%
Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the three months ended April 30,				For the six months ended April 30,
	2023		2022		2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP earnings from operations	$520	7.5%	$207	3.1%	$1,111	7.5%	$655	4.8%
Non-GAAP adjustments:
Amortization of initial direct costs	—	—%	1	—%	—	—%	2	—%
Amortization of intangible assets	71	1.0%	74	1.1%	144	1.0%	147	1.1%
Transformation costs	60	0.9%	98	1.4%	162	1.1%	209	1.5%
Disaster charges(1)	3	—%	125	1.9%	4	—%	124	0.9%
Stock-based compensation expense	126	1.8%	114	1.7%	266	1.8%	242	1.8%
Acquisition, disposition and other related charges	19	0.3%	8	0.1%	30	0.2%	16	0.1%
Non-GAAP earnings from operations	$799	11.5%	$627	9.3%	$1,717	11.6%	$1,395	10.2%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	For the three months ended April 30,				For the six months ended April 30,
	2023		2022		2023		2022
	Dollars	Diluted net earnings per share	Dollars	Diluted net earnings per share	Dollars	Diluted net earnings per share	Dollars	Diluted net earnings per share
	Dollars in millions
GAAP net earnings	$418	$0.32	$250	$0.19	$919	$0.70	$763	$0.57
Non-GAAP adjustments:
Amortization of initial direct costs	—	—	1	—	—	—	2	—
Amortization of intangible assets	71	0.05	74	0.06	144	0.11	147	0.11
Transformation costs	60	0.05	98	0.07	162	0.12	209	0.16
Disaster charges (1)	3	—	125	0.09	4	—	124	0.09
Stock-based compensation expense	126	0.10	114	0.09	266	0.21	242	0.18
Acquisition, disposition and other related charges	19	0.01	8	0.01	30	0.02	16	0.01
Tax indemnification and related adjustments	(6)	—	—	—	(5)	—	17	0.01
Non-service net periodic benefit credit	(1)	—	(36)	(0.03)	(1)	—	(72)	(0.05)
Earnings from equity interests(2)	2	—	17	0.01	14	0.01	34	0.03
Adjustments for taxes	(7)	(0.01)	(68)	(0.05)	(20)	(0.02)	(202)	(0.15)
Non-GAAP net earnings	$685	$0.52	$583	$0.44	$1,513	$1.15	$1,280	$0.96

(1) The three and six months ended April 30, 2022 include amounts for expected credit loss reserves due to the Company's exit from its Russia and Belarus businesses. Refer to Note 1 "Overview and Summary of Significant Accounting Policies", for further information. During the three and six months ended April 30, 2022, Disaster charges also included a recovery of $1 million and $2 million, respectively, related to COVID-19.
(2)    Represents the amortization of basis difference adjustments related to H3C. The six months ended April 30, 2023 includes the Company's portion of intangible asset impairment charges from H3C of $8 million.
Reconciliation of net cash provided by operating activities to free cash flow.

	For the three months ended April 30,		For the six months ended April 30,
	2023	2022	2023	2022
	In millions
Net cash provided by operating activities	$889	$379	$60	$303
Investment in property, plant and equipment	(688)	(725)	(1,482)	(1,349)
Proceeds from sale of property, plant and equipment	86	135	245	258
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1	—	139	—
Free cash flow	$288	$(211)	$(1,038)	$(788)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Use of Non-GAAP Financial Measures
The non-GAAP financial measures presented are net revenue on a constant currency basis (including at the business segment level), non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP earnings from operations, non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue), non-GAAP income tax rate, non-GAAP net earnings, non-GAAP diluted net earnings per share, and free cash flow. These non-GAAP financial measures are not computed in accordance with, or as an alternative to, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to net revenue on a constant currency basis is net revenue. The GAAP measure most directly comparable to non-GAAP gross profit is gross profit. The GAAP measure most directly comparable to non-GAAP gross profit margin is gross profit margin. The GAAP measure most directly comparable to non-GAAP earnings from operations is earnings from operations. The GAAP measure most directly comparable to non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) is operating profit margin (earnings from operations as a percentage of net revenue). The GAAP measure most directly comparable to non-GAAP income tax rate is income tax rate. The GAAP measure most directly comparable to non-GAAP net earnings is net earnings. The GAAP measure most directly comparable to non-GAAP diluted net earnings per share is diluted net earnings per share. The GAAP measure most directly comparable to free cash flow is cash flow from operations.
We believe that providing the non-GAAP measures stated above, in addition to the related GAAP measures provides greater transparency to the information used in our financial and operational decision making and allows the reader of our Condensed Consolidated Financial Statements to see our financial results “through the eyes” of management. We further believe that providing this information provides investors with a supplemental view to understand our historical and prospective operating performance and to evaluate the efficacy of the methodology and information used by management to evaluate and measure such performance. Disclosure of these non-GAAP financial measures also facilitates comparisons of our operating performance with the performance of other companies in the same industry that supplement their GAAP results with non-GAAP financial measures that may be calculated in a similar manner.
Economic Substance of non-GAAP Financial Measures
Net revenue on a constant currency basis assumes no change to the foreign exchange rate utilized in the comparable prior-year period. This measure assists investors with evaluating our past and future performance, without the impact of foreign exchange rates, as more than half of our revenue is generated outside of the U.S.
We believe that excluding the items mentioned below from the non-GAAP financial measures provides a supplemental view to management and our investors of our consolidated financial performance and presents the financial results of the business without costs that we do not believe to be reflective of our ongoing operating results. Exclusion of these items can have a material impact on the equivalent GAAP measure and cash flows thus limiting their use as analytic tools. See "Compensation for Limitations With Use of Non-GAAP Financial Measures" section below for further information.
Non-GAAP gross profit and non-GAAP gross profit margin are defined to exclude charges related to the amortization of initial direct costs, stock-based compensation expense, and disaster charges. See below for the reasons management excludes each item:
•Amortization of initial direct costs represents the portion of lease origination costs incurred in prior fiscal years that do not qualify for capitalization under the new leasing standard. We exclude these costs as we elected the practical expedient under the new leasing standard. As a result, we did not adjust these historical costs to accumulated deficit. We believe that most financing companies did not elect this practical expedient and therefore we exclude these costs. This can have an impact on the equivalent GAAP measures and Financial Services segment results.
•Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date. Although stock-based compensation is a key incentive offered to our employees, we exclude these charges for the purpose of calculating these non-GAAP measures, primarily because they are non-cash expenses and our internal benchmarking analyses evidence that many industry participants and peers present non-GAAP financial measures excluding stock-based compensation expense.
•Disaster charges are primarily related to the exit of our businesses in Russia and Belarus, and include credit losses of financing and trade receivables, employee severance and abandoned assets. Disaster charges also include direct costs or recovery of these costs related to COVID-19 as a result of Hewlett Packard Enterprise-hosted, co-hosted, or sponsored event cancellations and subsequent shift to a virtual format. While we present various items as Disaster

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
charges, we exclude Disaster charges from these non-GAAP measures as the specific charges are non-recurring charges and not indicative of the operational performance of our business.
Non-GAAP earnings from operations and non-GAAP operating profit margin consist of earnings from operations or earnings from operations as a percentage of net revenue excluding the items mentioned above and charges relating to the amortization of intangible assets, transformation costs and acquisition, disposition and other related charges. In addition to the items previously explained above, management excludes these items for the following reasons:

•We incur charges relating to the amortization of intangible assets and exclude these charges for purposes of calculating these non-GAAP measures. Such charges are significantly impacted by the timing and magnitude of our acquisitions. We exclude these charges for the purpose of calculating these non-GAAP measures, primarily because they are non-cash expenses and our internal benchmarking analyses evidence that many industry participants and peers present non-GAAP financial measures excluding intangible asset amortization. Although this does not directly affect our cash position, the loss in value of intangible assets over time can have a material impact on the equivalent GAAP earnings measure.
•Transformation costs represent net costs related to the (i) HPE Next Plan and (ii) Cost Optimization and Prioritization Plan and include restructuring charges, program design and execution costs, costs incurred to transform our IT infrastructure, net gains from the sale of real estate and any impairment charges on real estate identified as part of the initiatives. We exclude these costs as they are discrete costs related to two specific transformation programs that were announced in 2017 and 2020, respectively, as multi-year programs necessary to transform the business and IT infrastructure following material divestiture transactions in 2017 and in response to COVID-19 and an evolving product portfolio in fiscal 2020. The HPE Next Plan is substantially complete and we expect the Cost Optimization and Prioritization Plan to be substantially complete by October 31, 2023. The exclusion of the transformation program costs from our non-GAAP financial measures as stated above is to provide a supplemental measure of our operating results that does not include material HPE Next Plan and Cost Optimization and Prioritization Plan costs as we do not believe such costs to be reflective of our ongoing operating cost structure. Further as our transformation costs for these plans have materially fluctuated since 2017, have been materially declining since 2021 and we do not expect to incur material transformation costs related to these programs beyond fiscal 2023, we believe non-GAAP measures excluding these costs are useful to management and investors for comparing operating performance across multiple periods.
•We incur costs related to our acquisition, disposition and other related charges. The charges are direct expenses, such as professional fees and retention costs, most of which are treated as non-cash or non-capitalized expenses. Charges may also include expenses associated with disposal activities including legal and arbitration settlements in connection with certain dispositions. We exclude these costs as these expenses are inconsistent in amount and frequency and are significantly impacted by the timing and nature of our acquisitions and divestitures. In addition, our internal benchmarking analyses evidence that many industry participants and peers present non-GAAP financial measures excluding these charges.
Non-GAAP net earnings and non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges mentioned above, as well as other items such as tax indemnification and related adjustments, non-service net periodic benefit credit, earnings from equity interests, and adjustments for taxes. The Adjustments for taxes line item includes certain income tax valuation allowances and separation taxes, the impact of tax reform, structural rate adjustment, excess tax benefit from stock-based compensation, and adjustments for additional taxes or tax benefits associated with each non-GAAP item. In addition to the items previously explained, management excludes these items for the following reasons:
•Tax indemnification and related adjustments are primarily related to changes to certain pre-separation and pre-divestiture tax liabilities and tax receivables for which we remain liable on behalf of the separated or divested business, but which may not be subject to indemnification. We exclude these income or charges and the associated tax impact for the purpose of calculating non-GAAP measures to facilitate an evaluation of our current operating performance and comparisons to operating performance in prior periods.
•Non-service net periodic benefit credit includes certain market-related factors such as (i) interest cost, (ii) expected return on plan assets, (iii) amortization of prior plan amendments, (iv) amortized actuarial gains or losses, (v) the impacts of any plan settlements/curtailments and (vi) impacts from other market-related factors associated with our defined benefit pension and post-retirement benefit plans. These market-driven retirement-related adjustments are primarily due to the change in pension plan assets and liabilities which are tied to financial market performance. We

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
exclude these adjustments for purposes of calculating non-GAAP measures and consider them to be outside the operational performance of the business.
•Adjustment to earnings from equity interests includes the amortization of the basis difference in relation to the H3C divestiture and the resulting equity method investment in H3C. In the first fiscal quarter of 2023, this adjustment also included our portion of intangible asset impairment charges from H3C. We believe that eliminating this amount for purposes of calculating non-GAAP measures facilitates the evaluation of our current operating performance and comparisons to operating performance in prior periods.
•We utilize a structural long-term projected non-GAAP income tax rate in order to provide consistency across the interim reporting periods and to eliminate the effects of items not directly related to our operating structure that can vary in size and frequency. When projecting this long-term rate, we evaluated a three-year financial projection. The projected rate assumes no incremental acquisitions in the three-year projection period and considers other factors including our expected tax structure, our tax positions in various jurisdictions and current impacts from key legislation implemented in major jurisdictions where we operate. For fiscal 2023, we will use a projected non-GAAP income tax rate of 14%, which reflects currently available information as well as other factors and assumptions. The non-GAAP income tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate its long-term rate as appropriate. For fiscal 2022, we had a non-GAAP tax rate of 14%. We believe that making these adjustments for purposes of calculating non-GAAP measures, facilitates a supplemental evaluation of our current operating performance and comparisons to past operating results.
FCF is defined as cash flow from operations, less net capital expenditures (investments in PP&E less proceeds from the sale of PP&E) and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. FCF does not represent the total increase or decrease in cash for the period. Our management and investors can use FCF for the purpose of determining the amount of cash available for investment in our businesses, repurchasing stock and other purposes as well as evaluating our historical and prospective liquidity.
Compensation for Limitations With Use of Non-GAAP Financial Measures
These non-GAAP financial measures have limitations as analytical tools, and these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations in relying on these non-GAAP financial measures are that they can have a material impact on the equivalent GAAP earnings measures and cash flows, they may be calculated differently by other companies (limiting the usefulness of those measures for comparative purposes) and may not reflect the full economic effect of the loss in value of certain assets.
We compensate for these limitations on the use of non-GAAP financial measures by relying primarily on our GAAP results and using non-GAAP financial measures only as a supplement. We also provide a reconciliation of each non-GAAP financial measure to its most directly comparable GAAP financial measure for this quarter and prior periods, and we encourage investors to review those reconciliations carefully.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 15, "Litigation, Contingencies, and Commitments".
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, including an additional risk which has been included as follows:
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, have affected, and could adversely affect, our business, financial condition and results of operations.
On March 10, March 12, and May 1, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank, Signature Bank, and First Republic Bank, respectively, after each bank was unable to continue its operations. Uncertainty and liquidity concerns in the broader financial services industry remain. More generally, these events have resulted in market disruption and volatility and could lead to greater instability in the credit and financial markets and a deterioration in confidence in economic conditions. The future effect of these events on the financial services industry and the broader economy are unknown and difficult to predict, but could include failures of other financial institutions to which we, our distributors, our suppliers, or our customers face direct or more significant exposure, as well as other risks not yet identified. Although we have not experienced an adverse impact on our liquidity as a result of these bank failures, we have experienced impacts to our business and result of operations. Any of the above effects could have adverse impacts on our liquidity, and could continue to adversely impact our current and/or projected business operations and financial condition and our results of operations.
We maintain cash deposits in domestic FDIC insured banks that exceed the $250,000 U.S. dollar FDIC insurance limit and in foreign banks where we operate, some of which are not insured or are only partially insured. Consequently, if the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that such government entities will intercede to provide us and other depositors with access to balances in excess of the FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time, any of which could have an adverse effect on our current and/or projected business operations, liquidity, and financial performance. In addition, if any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution (due to a deterioration in credit markets or otherwise), such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have an adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased and Settled as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (February 2023)	1,107	$16.14	1,107	$1,294,463
Month 2 (March 2023)	4,389	14.54	4,389	1,230,648
Month 3 (April 2023)	1,572	15.39	1,572	$1,206,458
Total	7,068	$14.98	7,068
As of April 30, 2023, the Company had a remaining authorization of $1.2 billion for future share repurchases.
Item 5. Other Information.
The following disclosure is being made under Section 13(r) of the Exchange Act:
On March 2, 2021, the U.S. Secretary of State designated the Russian Federal Security Service (“FSB”) as a party subject to the provisions of U.S. Executive Order No. 13382 issued in 2005 (“Executive Order 13382”). On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) updated General License 1B (“General License 1B”) which generally authorizes U.S. companies to engage in certain licensing, permitting, certification, notification, and related transactions with the FSB as may be required for the importation, distribution, or use of information technology products in the Russian Federation. Our local Russian subsidiary (“HPE Russia”) may be required to engage with the FSB as a licensing authority and to file documents. There are no gross revenues or net profits directly associated with any such dealings by HPE with the FSB and all such dealings are explicitly authorized by General License 1B. We plan to continue these activities as required to support our orderly and managed wind down of our Russia operations.
On April 15, 2021, the U.S. Government issued an executive order on Blocking Property with Respect to Specified Harmful Foreign Activities of the Government of the Russian Federation (“Executive Order 14024”), implementing additional U.S. sanctions against the Russian government and against Russian actors that threaten U.S. interests, including certain technology companies that support the Russian Intelligence Service. The U.S. Secretary of the Treasury designated Pozitiv Teknolodzhiz, AO (“Positive Technologies”) under Executive Order 14024 and Executive Order 13382. HPE Russia had dealings with Positive Technologies prior to its designation. Following the sanctions designation, HPE Russia immediately initiated procedures to terminate its relationship with Positive Technologies. HPE does not plan to engage in any further transactions with this entity, except wind down activities that are authorized by OFAC going forward. In this reporting period, HPE Russia retrieved equipment from a third party data warehouse that had previously been leased to Positive Technologies before its designation. This activity was authorized under an OFAC license. There are no identifiable gross revenues or net profits associated with HPE’s activities related to Positive Technologies for this reporting period.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc., and Nimble Storage, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

2.16	Employee Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation,	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.18	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Canopy Merger Sub, Inc., and Cray Inc.	8-K	001-37483	2.1	May 17, 2019
2.27	Agreement and Plan of Merger, dated as of July 11, 2020, by and among Hewlett Packard Enterprise Company, Santorini Merger Sub, Inc., Silver Peak Systems, Inc., and certain other parties thereto	8-K	001-37483	2.1	July 13, 2020
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015

4.3	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.4	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.5	Fifteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.450% notes due 2023	8-K	001-37483	4.2	April 9, 2020
4.6	Seventeenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.450% notes due 2024	8-K	001-37483	4.2	July 17, 2020
4.7	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.8	Nineteenth Supplemental Indenture, dated as of March 21, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.900% notes due 2024	8-K	001-37483	4.2	March 21, 2023
4.9	Twentieth Supplemental Indenture, dated as of March 21, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 6.102% notes due 2026	8-K	001-37483	4.3	March 21, 2023
4.10	Registration Rights Agreement, dated as of October 9, 2015, by and among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.11	Form of Subordinated Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.12	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.16	December 10, 2020
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022
10.4	Amendment No. 2 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 6, 2023
10.5	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.6	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.7	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015

10.8	Form of Performance-Contingent Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.9	Form of Performance-Adjusted Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.10	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.11	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-216481	4.3	March 6, 2017
10.12	Nimble Storage, Inc. 2008 Equity Incentive Plan, as amended*	S-8	333-217349	4.3	April 18, 2017
10.13	SimpliVity Corporation 2009 Stock Plan*	S-8	333-217438	4.3	April 24, 2017
10.14	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.15	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.16	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.17	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.18	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)	10-Q	001-37483	10.29	September 4, 2018
10.19	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September 4, 2018
10.20	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.21	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.22	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.23	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.24	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.25	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.26	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.3	October 29, 2020
10.27	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.28	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.29	2021 Stock Incentive Plan – Form of Performance-Adjusted Restricted Stock Units Grant Agreement*	10-K	001-37483	10.31	December 10, 2021
10.30	Five-Year Credit Agreement dated as of December 10, 2021 among Hewlett Packard Enterprise Company, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent	10-Q	001-37483	10.33	March 3, 2022
10.31	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2022)*	10-K	001-37483	10.31	December 8, 2022
10.32	2021 Stock Incentive Plan - Form of Non-Employee Director Restricted Stock Units Grant Agreement (for grants beginning April 2023)*‡

10.33	OpsRamp, Inc. 2014 Equity Incentive Plan*‡
10.34
Put Share Purchase Agreement, dated May 26, 2023, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (portions omitted pursuant to Regulation S-K Item 601(b)(10)(iv))‡

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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: June 2, 2023