Form 10-Q
period 2023-07-31
Hewlett Packard Enterprise Co
filed 2023-09-01
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1701 East Mossy Oaks Road,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip code)
(678)			259-9860
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of August 24, 2023 was 1,282,864,719 shares, par value $0.01.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2023

Table of Content

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", "intend", "will", "estimates", "may", "likely", "could", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections or expectations of revenue, margins, expenses, investments, effective tax rates, interest rates, the impact of tax law changes (including those in the Inflation Reduction Act of 2022) and related guidance and regulations, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, order book, goodwill, impairment charges, hedges and derivatives and related offsets, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, amortization of intangible assets, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections of the amount, execution, timing, and results of any transformation or impact of cost savings or restructuring plans, including estimates and assumptions related to the anticipated benefits, cost savings, or charges of implementing such transformation and restructuring plans; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution and consummation of corporate transactions or contemplated acquisitions and dispositions (including but not limited to the disposition of H3C shares and the receipt of proceeds therefrom), research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to our products or services; any statements concerning technological and market trends, the pace of technological innovation, and adoption of new technologies, including products and services offered by Hewlett Packard Enterprise; any statements regarding current or future macroeconomic trends or events and the impacts of those trends and events on Hewlett Packard Enterprise and our financial performance, including but not limited to supply chain, inflation, demand for our products and services, foreign exchange, and financial sector volatility, and our actions to mitigate such impacts on our business; any statements regarding future regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, and governance issues; any statements regarding pending investigations, claims, or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to financial sector volatility, foreign exchange rates, supply chain constraints, the inflationary environment, the ongoing conflict between Russia and Ukraine, and the relationship between China and the U.S.; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including from public health problems and geopolitical events, such as those mentioned above); the development of and transition to new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from macroeconomic or geopolitical events, such as, but not limited to, those mentioned above; the hiring and retention of key employees; the execution, integration, and other risks associated with business combination and investment transactions; the impact of changes to privacy, cybersecurity, environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims, and disputes; the impacts of the Inflation Reduction Act of 2022 and related guidance or regulations; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2022 and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	For the three months ended July 31,		For the nine months ended July 31,
	2023	2022	2023	2022
	In millions, except per share amounts
Net Revenue:
Products	$4,231	$4,314	$13,587	$12,597
Services	2,629	2,516	7,802	7,663
Financing income	142	121	395	365
Total net revenue	7,002	6,951	21,784	20,625
Costs and Expenses:
Cost of products	2,744	2,966	8,942	8,816
Cost of services	1,646	1,535	4,892	4,648
Financing cost	102	54	270	248
Research and development	578	509	1,771	1,530
Selling, general and administrative	1,302	1,229	3,828	3,679
Amortization of intangible assets	72	73	216	220
Transformation costs	65	80	227	289
Disaster charges	1	30	5	49
Acquisition, disposition and other related charges	21	9	51	25
Total costs and expenses	6,531	6,485	20,202	19,504
Earnings from operations	471	466	1,582	1,121
Interest and other, net	(50)	(74)	(129)	(79)
Tax indemnification and related adjustments	45	(30)	50	(47)
Non-service net periodic benefit (cost) credit	(3)	34	(2)	106
Earnings from equity interests	73	68	180	132
Earnings before provision for taxes	536	464	1,681	1,233
Provision for taxes	(72)	(55)	(298)	(61)
Net earnings	$464	$409	$1,383	$1,172
Net Earnings Per Share:
Basic	$0.36	$0.31	$1.06	$0.90
Diluted	$0.35	$0.31	$1.05	$0.88
Weighted-average Shares Used to Compute Net Earnings Per Share:
Basic	1,299	1,305	1,300	1,306
Diluted	1,316	1,323	1,317	1,326

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended July 31,		For the nine months ended July 31,
	2023	2022	2023	2022
	In millions
Net earnings	$464	$409	$1,383	$1,172
Other Comprehensive Income (Loss) Before Taxes:
Change in Net Unrealized (Losses) Gains on Available-for-sale Securities:
Net unrealized (losses) gains arising during the period	(1)	(3)	4	(11)
	(1)	(3)	4	(11)
Change in Net Unrealized Gains (Losses) on Cash Flow Hedges:
Net unrealized (losses) gains arising during the period	(25)	163	(525)	723
Net losses (gains) reclassified into earnings	60	(215)	346	(680)
	35	(52)	(179)	43
Change in Unrealized Components of Defined Benefit Plans:
Net unrealized (losses) gains arising during the period	(2)	—	(2)	6
Amortization of net actuarial loss and prior service benefit	37	39	108	120
Curtailments, settlements and other	3	—	3	2
	38	39	109	128
Change in Cumulative Translation Adjustment	(30)	(45)	(11)	(81)
Other Comprehensive Income (Loss) Before Taxes	42	(61)	(77)	79
(Provision) Benefit for Taxes	(13)	8	26	(26)
Other Comprehensive Income (Loss), Net of Taxes	29	(53)	(51)	53
Comprehensive Income	$493	$356	$1,332	$1,225

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	July 31, 2023	October 31, 2022
	(Unaudited)	(Audited)
	In millions, except par value
ASSETS
Current Assets:
Cash and cash equivalents	$2,919	$4,163
Accounts receivable, net of allowances	3,448	4,101
Financing receivables, net of allowances	3,718	3,522
Inventory	4,541	5,161
Other current assets	3,029	3,559
Total current assets	17,655	20,506
Property, plant and equipment	6,089	5,784
Long-term financing receivables and other assets	11,659	10,537
Investments in equity interests	2,293	2,160
Goodwill	17,994	17,403
Intangible assets	725	733
Total assets	$56,415	$57,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and short-term borrowings	$4,486	$4,612
Accounts payable	5,604	8,717
Employee compensation and benefits	1,570	1,401
Taxes on earnings	215	176
Deferred revenue	3,654	3,451
Accrued restructuring	149	192
Other accrued liabilities	4,492	4,625
Total current liabilities	20,170	23,174
Long-term debt	8,866	7,853
Other non-current liabilities	6,702	6,187
Commitments and Contingencies
Stockholders' Equity
HPE Stockholders' Equity:
Common stock, $0.01 par value (9,600 shares authorized; 1,283 and 1,281 shares issued and outstanding as of July 31, 2023 and October 31, 2022, respectively)	13	13
Additional paid-in capital	28,191	28,299
Accumulated deficit	(4,433)	(5,350)
Accumulated other comprehensive loss	(3,149)	(3,098)
Total HPE stockholders' equity	20,622	19,864
Non-controlling interests	55	45
Total stockholders' equity	20,677	19,909
Total liabilities and stockholders' equity	$56,415	$57,123

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended July 31,
	2023	2022
	In millions
Cash Flows from Operating Activities:
Net earnings	$1,383	$1,172
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and amortization	1,961	1,862
Stock-based compensation expense	357	306
Provision for inventory and credit losses	189	237
Restructuring charges	133	102
Deferred taxes on earnings	(2)	(61)
Earnings from equity interests	(180)	(132)
Dividends received from equity investees	34	38
Other, net	(7)	(6)
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Accounts receivable	623	557
Financing receivables	(870)	573
Inventory	491	(1,100)
Accounts payable	(3,146)	(171)
Taxes on earnings	26	39
Restructuring	(201)	(267)
Other assets and liabilities	794	(1,592)
Net cash provided by operating activities	1,585	1,557
Cash Flows from Investing Activities:
Investment in property, plant and equipment	(2,153)	(2,122)
Proceeds from sale of property, plant and equipment	347	364
Purchases of investments	(10)	(54)
Proceeds from maturities and sales of investments	8	254
Financial collateral posted	(1,410)	(40)
Financial collateral received	793	374
Payments made in connection with business acquisitions, net of cash acquired	(761)	—
Net cash used in investing activities	(3,186)	(1,224)
Cash Flows from Financing Activities:
Short-term borrowings with original maturities less than 90 days, net	(54)	114
Proceeds from debt, net of issuance costs	3,886	2,508
Payment of debt	(3,062)	(1,941)
Cash settlement for derivative hedging debt	(7)	—
Net payments related to stock-based award activities	(100)	(46)
Repurchase of common stock	(366)	(384)
Cash dividends paid to shareholders	(465)	(467)
Net cash used in financing activities	(168)	(216)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	138	—
(Decrease) increase in cash, cash equivalents and restricted cash	(1,631)	117
Cash, cash equivalents and restricted cash at beginning of period	4,763	4,332
Cash, cash equivalents and restricted cash at end of period	$3,132	$4,449
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
For the three months ended July 31, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of April 30, 2023	1,291,503	$13	$28,274	$(4,743)	$(3,178)	$20,366	$55	$20,421
Net earnings				464		464	—	464
Other comprehensive income					29	29		29
Comprehensive income						493	—	493
Stock-based compensation expense			91			91		91
Tax withholding related to vesting of employee stock plans			(11)			(11)		(11)
Issuance of common stock in connection with employee stock plans and other	3,288		22			22		22
Repurchases of common stock	(12,053)		(185)			(185)		(185)
Cash dividends declared ($0.12 per share)				(154)		(154)		(154)
Balance as of July 31, 2023	1,282,738	$13	$28,191	$(4,433)	$(3,149)	$20,622	$55	$20,677

) Represents the impact of the adoption of the accounting standard on the s on financial instruments.

For the nine months ended July 31, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2022	1,281,037	$13	$28,299	$(5,350)	$(3,098)	$19,864	$45	$19,909
Net earnings				1,383		1,383	10	1,393
Other comprehensive loss					(51)	(51)		(51)
Comprehensive income						1,332	10	1,342
Stock-based compensation expense			357			357		357
Tax withholding related to vesting of employee stock plans			(151)			(151)		(151)
Issuance of common stock in connection with employee stock plans and other	25,423		48	(1)		47		47
Repurchases of common stock	(23,722)		(362)			(362)		(362)
Cash dividends declared ($0.36 per share)				(465)		(465)		(465)
Balance as of July 31, 2023	1,282,738	$13	$28,191	$(4,433)	$(3,149)	$20,622	$55	$20,677

Table of Content

	Common Stock
For the three months ended July 31, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of April 30, 2022	1,298,924	$13	$28,473	$(5,145)	$(2,809)	$20,532	$50	$20,582
Net earnings				409		409	3	412
Other comprehensive loss					(53)	(53)		(53)
Comprehensive income						356	3	359
Stock-based compensation expense			64			64		64
Tax withholding related to vesting of employee stock plans			(10)			(10)		(10)
Issuance of common stock in connection with employee stock plans and other	3,370		23	1		24		24
Repurchases of common stock	(14,075)		(199)			(199)		(199)
Cash dividends declared ($0.12 per share)				(156)		(156)		(156)
Balance as of July 31, 2022	1,288,219	$13	$28,351	$(4,891)	$(2,862)	$20,611	$53	$20,664

For the nine months ended July 31, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2021	1,294,634	$13	$28,470	$(5,597)	$(2,915)	$19,971	$46	$20,017
Net earnings				1,172		1,172	7	1,179
Other comprehensive income					53	53		53
Comprehensive income						1,225	7	1,232
Stock-based compensation expense			306			306		306
Tax withholding related to vesting of employee stock plans			(100)			(100)		(100)
Issuance of common stock in connection with employee stock plans and other	19,014		52	1		53		53
Repurchases of common stock	(25,429)		(377)			(377)		(377)
Cash dividends declared ($0.36 per share)				(467)		(467)		(467)
Balance as of July 31, 2022	1,288,219	$13	$28,351	$(4,891)	$(2,862)	$20,611	$53	$20,664

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Overview and Summary of Significant Accounting Policies
Background
Hewlett Packard Enterprise Company ("Hewlett Packard Enterprise," "HPE," or the "Company") is a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze and act upon data seamlessly from edge-to-cloud. Hewlett Packard Enterprise enables customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Hewlett Packard Enterprise's customers range from small- and medium-sized businesses to large global enterprises and governmental entities.
Basis of Presentation and Consolidation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The Company’s unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated businesses of the Company have been eliminated. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of July 31, 2023 and October 31, 2022, its results of operations for the three and nine months ended July 31, 2023 and 2022, its cash flows for the nine months ended July 31, 2023 and 2022, and its statements of stockholders' equity for the three and nine months ended July 31, 2023 and 2022.
The results of operations for the three and nine months ended July 31, 2023 and the cash flows for the nine months ended July 31, 2023 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the U.S. Securities and Exchange Commission ("SEC") on December 8, 2022.
Segment Realignment
Effective as of the beginning of the first quarter of fiscal 2023, in order to align its segment financial reporting more closely with its current business structure, the Company implemented an organizational change with the transfer of certain storage networking products, previously reported within the Storage reportable segment, to the Compute reportable segment.
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
Russia/Ukraine Conflict
In June 2022, the Company determined that it is no longer tenable to maintain its operations in Russia and Belarus and announced its decision to execute an orderly, managed exit of its remaining business in these countries. For the three months ended July 31, 2022, the Company recorded total pre-tax charges of $36 million primarily related to employee severance and abandoned assets, $6 million of which was included in Cost of services and $30 million in Disaster charges in the Condensed Consolidated Statements of Earnings. The Company recorded $16 million of net income tax charges, primarily as a result of recording a valuation allowance on deferred taxes, in the Provision for taxes in the Condensed Consolidated Statement of Earnings in connection with these charges. For the nine months ended July 31, 2022, the Company recorded total pre-tax charges of $162 million primarily related to expected credit losses of financing and trade receivables, employee severance and abandoned assets, $99 million of which was included in Financing cost, $12 million in Cost of services and $51 million in Disaster charges in the Condensed Consolidated Statements of Earnings. The Company recorded $9 million of net income tax benefit in the Provision for taxes in the Condensed Consolidated Statement of Earnings related to these charges.

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
Note 2: Segment Information
Hewlett Packard Enterprise's operations are organized into six segments for financial reporting purposes: Compute, High Performance Computing & Artificial Intelligence ("HPC & AI"), Storage, Intelligent Edge, Financial Services ("FS"), and Corporate Investments and Other. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker, who is the Chief Executive Officer, uses to evaluate, view, and run the Company's business operations, which include, but are not limited to, customer base and homogeneity of products, services and technology. The six segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results. A summary description of each segment follows:
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
HPC & AI offers integrated systems comprised of software and hardware designed to address HPC, AI, data analytics, and transaction processing workloads for government and commercial customers globally. The solutions are segmented into HPC and data solutions. The HPC portfolio of products includes HPE Cray Supercomputing, HPE Cray XD (formerly known as HPE Apollo) and converged edge systems (formerly known as Edge Compute) hardware, software, and data management appliances that are often sold as supercomputing systems, including exascale supercomputers. The data solutions portfolio includes the mission critical compute portfolio and HPE NonStop. The mission critical compute portfolio includes the HPE Superdome Flex and HPE Integrity product lines for critical applications including large enterprise software applications and data analytics platforms. The HPE NonStop portfolio includes high-availability, fault-tolerant software and appliances that power applications such as credit-card transaction processing that require large scale and high availability. HPC & AI offerings also include operational and support services sold with its systems and as standalone services, and also offers various of its solutions aaS on a consumption basis through the HPE GreenLake edge-to-cloud platform.
Storage provides data storage and management offerings, which include cloud-native primary storage with the HPE Alletra Storage portfolio, self-service private cloud on-demand with HPE GreenLake for Private Cloud Business Edition, data storage and management services with HPE GreenLake for Block Storage and HPE GreenLake for File Storage, disaster recovery and ransomware recovery with Zerto, data protection services with HPE GreenLake for Backup and Recovery, and big data solutions running on HPE Alletra 4000 Data Storage Servers. Storage also provides solutions for unstructured data and analytics workloads and traditional tape, storage networking, and disk products, such as HPE MSA and HPE XP. Storage also provides data-driven intelligence with HPE InfoSight and HPE CloudPhysics along with operational and support services and data management solutions delivered through the HPE GreenLake edge-to-cloud platform.
Intelligent Edge offers wired and wireless local area network, campus and data center switching, software-defined wide-area-network, network security, and associated services to enable secure connectivity for businesses of any size. The HPE Aruba Networking product portfolio includes hardware products such as Wi-Fi access points, switches and gateways. The HPE Aruba Networking software and services portfolio includes cloud-based management, network management, network access control, analytics and assurance, location services software, and professional and support services, as well as aaS and consumption models through the HPE GreenLake edge-to-cloud platform for the Intelligent Edge portfolio of products. Intelligent Edge offerings are consolidated in the edge service platform which takes a cloud-native approach that provides customers a unified framework to meet their connectivity, security, and financial needs across campus, branch, data center, and remote worker environments.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Corporate Investments and Other includes the Advisory and Professional Services ("A & PS") business, which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities; the Communications and Media Solutions business ("CMS"), which primarily offers software and related services to the telecommunications industry and Athonet, which provides private mobile core networks to enterprises and communication services providers; the HPE Software business, which offers the HPE Ezmeral Software Container Platform and HPE Ezmeral Software Data Fabric; OpsRamp which provides a SaaS platform for managed service providers and enterprise IT teams to monitor and manage their cloud and on-premises (“hybrid”) infrastructure; and Hewlett Packard Labs, which is responsible for research and development.
Segment Policy
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation expense, amortization of initial direct costs, amortization of intangible assets, transformation costs, disaster recovery (charges), and acquisition, disposition and other related charges.
Segment Operating Results
Segment net revenue and operating results were as follows:

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Three months ended July 31, 2023:
Net revenue	$2,557	$804	$1,040	$1,412	$871	$318	$7,002
Intersegment net revenue	67	32	34	3	2	—	138
Total segment net revenue	$2,624	$836	$1,074	$1,415	$873	$318	$7,140
Segment earnings (loss) from operations	$285	$(7)	$115	$420	$73	$(38)	$848
Three months ended July 31, 2022:
Net revenue	$2,978	$806	$1,114	$940	$813	$300	$6,951
Intersegment net revenue	49	24	15	1	4	—	93
Total segment net revenue	$3,027	$830	$1,129	$941	$817	$300	$7,044
Segment earnings (loss) from operations	$408	$28	$161	$155	$96	$(31)	$817
Nine months ended July 31, 2023:
Net revenue	$8,600	$2,624	$3,229	$3,834	$2,590	$907	$21,784
Intersegment net revenue	241	108	75	12	14	—	450
Total segment net revenue	$8,841	$2,732	$3,304	$3,846	$2,604	$907	$22,234
Segment earnings (loss) from operations	$1,314	$(8)	$339	$1,018	$239	$(140)	$2,762
Nine months ended July 31, 2022:
Net revenue	$8,941	$2,269	$3,286	$2,704	$2,474	$951	$20,625
Intersegment net revenue	141	61	43	5	8	1	259
Total segment net revenue	$9,082	$2,330	$3,329	$2,709	$2,482	$952	$20,884
Segment earnings (loss) from operations	$1,261	$(19)	$445	$421	$304	$(66)	$2,346

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
    The reconciliation of segment operating results to Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2023	2022	2023	2022
	In millions
Net Revenue:
Total segments	$7,140	$7,044	$22,234	$20,884
Eliminations of intersegment net revenue	(138)	(93)	(450)	(259)
Total consolidated net revenue	$7,002	$6,951	$21,784	$20,625
Earnings Before Taxes:
Total segment earnings from operations	$848	$817	$2,762	$2,346
Unallocated corporate costs and eliminations	(130)	(88)	(327)	(222)
Stock-based compensation expense	(91)	(64)	(357)	(306)
Amortization of initial direct costs	—	(1)	—	(3)
Amortization of intangible assets	(72)	(73)	(216)	(220)
Transformation costs	(65)	(80)	(227)	(289)
Disaster recovery (charges)	2	(36)	(2)	(160)
Acquisition, disposition and other related charges	(21)	(9)	(51)	(25)
Interest and other, net	(50)	(74)	(129)	(79)
Tax indemnification and related adjustments	45	(30)	50	(47)
Non-service net periodic benefit (cost) credit	(3)	34	(2)	106
Earnings from equity interests	73	68	180	132
Total earnings before provision for taxes	$536	$464	$1,681	$1,233

Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to total assets as per Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2023	October 31, 2022
	In millions
Compute	$15,334	$16,881
HPC & AI	5,536	5,997
Storage	7,023	7,484
Intelligent Edge	5,113	4,594
Financial Services	14,804	14,837
Corporate Investments and Other	1,327	1,110
Corporate and unallocated assets	7,278	6,220
Total assets	$56,415	$57,123

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Geographic Information
Net revenue by geographic region was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2023	2022	2023	2022
	In millions
Americas:
United States	$2,433	$2,261	$7,713	$6,737
Americas excluding U.S.	539	481	1,628	1,409
Total Americas	2,972	2,742	9,341	8,146
Europe, Middle East and Africa	2,434	2,512	7,605	7,550
Asia Pacific and Japan	1,596	1,697	4,838	4,929
Total consolidated net revenue	$7,002	$6,951	$21,784	$20,625
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
During the third quarter of fiscal 2017, the Company launched the HPE Next Plan to put in place a purpose-built company designed to compete and win in the markets where it participates. Through this program, the Company is simplifying the operating model, and streamlining its offerings, business processes and business systems to improve its strategy execution. The implementation period of the primary elements of the HPE Next Plan is anticipated to be through fiscal 2023. During the remaining implementation period, the Company expects to incur predominantly IT infrastructure costs for streamlining, upgrading, and simplifying back-end operations, and real estate initiatives. These costs are expected to be offset by gains from real estate sales and sublease income from inactive office space.
Cost Optimization and Prioritization Plan
The components of transformation costs relating to the Cost Optimization and Prioritization Plan were as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2023	2022	2023	2022
	In millions
Program management	$2	$9	$4	$18
IT costs	—	1	16	19
Restructuring charges	38	33	127	94
Total	$40	$43	$147	$131

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
HPE Next Plan
The components of transformation costs relating to HPE Next Plan were as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2023	2022	2023	2022
	In millions
Program management	$—	$1	$—	$6
IT costs	25	31	74	130
Restructuring charges	—	2	6	8
Gain on real estate sales	—	—	—	(8)
Impairment of real estate assets	—	—	—	11
Other	—	3	1	11
Total	$25	$37	$81	$158
Restructuring Plan
Restructuring activities related to the Company's employees and infrastructure under the Cost Optimization and Prioritization Plan and HPE Next Plan are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2022	$185	$122	$11	$25
Charges	75	52	4	2
Cash payments	(135)	(48)	(10)	(7)
Non-cash items	11	(7)	1	—
Liability as of July 31, 2023	$136	$119	$6	$20
Total costs incurred to date, as of July 31, 2023	$720	$535	$1,265	$262
Total expected costs to be incurred as of July 31, 2023	$750	$550	$1,265	$265
The current restructuring liability related to the transformation programs, reported in the Condensed Consolidated Balance Sheets as of July 31, 2023 and October 31, 2022, was $149 million and $191 million, respectively, in Accrued restructuring, and $26 million and $28 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of July 31, 2023 and October 31, 2022, was $106 million and $124 million, respectively.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4: Retirement Benefit Plans
The Company's net pension benefit cost (credit) for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2023	2022	2023	2022
	In millions
Service cost	$13	$19	$39	$60
Interest cost(1)	98	38	288	118
Expected return on plan assets(1)	(138)	(110)	(402)	(346)
Amortization and Deferrals(1):
Actuarial loss	41	41	120	128
Prior service benefit	(3)	(3)	(8)	(8)
Net periodic benefit cost (credit)	11	(15)	37	(48)
Settlement loss and special termination benefits(1)	3	—	4	2
Total net benefit cost (credit)	$14	$(15)	$41	$(46)

(1)These non-service components of net periodic benefit cost (credit) were included in Non-service net periodic benefit (cost) credit in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
For the three months ended July 31, 2023 and 2022, the Company recorded income tax expense of $72 million and $55 million, respectively, which reflects an effective tax rate of 13.4% and 11.9%, respectively. For the nine months ended July 31, 2023 and 2022, the Company recorded income tax expense of $298 million and $61 million, respectively, which reflects an effective tax rate of 17.7% and 5.0%, respectively. The effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.
For the three and nine months ended July 31, 2023, the Company recorded $8 million of net income tax charges and $17 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended July 31, 2023, this amount primarily included $15 million of net income tax charges related to U.S. and foreign provision to tax return changes and $11 million of net income tax charges related to tax audit settlements and changes in uncertain tax positions, partially offset by $19 million of net income tax benefits related to transformation costs, and acquisition, disposition and other related charges. For the nine months ended July 31, 2023, this amount primarily included $55 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges and $15 million of net excess tax benefits related to stock-based compensation, partially offset by $32 million of net income tax charges related to tax audit settlements and changes in uncertain tax positions and $20 million of net income tax charges related to U.S. and foreign provision to tax return changes.
For the three and nine months ended July 31, 2022, the Company recorded $71 million and $192 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended July 31, 2022, this amount primarily included $30 million of income tax benefits related to tax liabilities for which the Company shared joint and several liability with HP Inc. and for which the Company was indemnified by HP Inc., $18 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, $12 million of income tax benefits as a result of the fiscal 2021 U.S. tax return filing primarily from the decrease in Global Intangible Low Taxed Income (“GILTI”), and $6 million of net income tax benefits related to the settlement of foreign tax audit matters, partially offset by $16 million of net income tax charges related to the Company’s exit from its Russia and Belarus businesses, primarily as a result of recording a valuation allowance on deferred taxes. For the nine months ended July 31, 2022, this amount primarily included $64 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, $43 million of net income tax benefits related to the settlement of U.S. tax audit matters, $30 million of income tax benefits related to tax liabilities for which the Company shared joint and several liability with HP Inc. and for which the Company was indemnified

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
by HP Inc., $12 million of net income tax benefits related to the settlement of foreign tax audit matters, $12 million of income tax benefits as a result of the fiscal 2021 U.S. tax return filing primarily from the decrease in GILTI, and $9 million of net income tax benefits on pre-tax charges incurred related to the Company’s exit from its Russia and Belarus businesses.
Uncertain Tax Positions
As of July 31, 2023 and October 31, 2022, the amount of unrecognized tax benefits was $711 million and $674 million, respectively, of which up to $421 million and $386 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods.
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in Provision for taxes in the Condensed Consolidated Statements of Earnings. The Company recognized interest expense of $5 million and interest income of $4 million for the three months ended July 31, 2023 and 2022, respectively. The Company recognized interest income of $5 million and $41 million for the nine months ended July 31, 2023 and 2022, respectively. The Company recognized interest income in the first quarter of fiscal 2022 due to the release of reserves as a result of the effective settlement of the Internal Revenue Service (“IRS”) audit for fiscal 2016. As of July 31, 2023 and October 31, 2022, the Company had accrued $76 million and $81 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. The IRS is conducting an audit of the Company's fiscal 2017, 2018, and 2019 U.S. federal income tax returns. The IRS may conclude its examination in the coming quarters and issue notices of proposed adjustments, the effect of which we would evaluate for financial statement purposes when received. Additionally, it is reasonably possible that certain foreign and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions and other matters; accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits for these matters may be reduced by an amount up to $36 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2023	October 31, 2022
	In millions
Deferred tax assets	$2,251	$2,127
Deferred tax liabilities	(383)	(320)
Deferred tax assets net of deferred tax liabilities	$1,868	$1,807
Note 6: Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash

	As of
	July 31, 2023	October 31, 2022
	In millions
Cash and cash equivalents	$2,919	$4,163
Restricted cash(1)	213	600
Total	$3,132	$4,763

(1)    The Company included restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Inventory

	As of
	July 31, 2023	October 31, 2022
	In millions
Finished goods	$2,001	$2,187
Purchased parts and fabricated assemblies	2,540	2,974
Total	$4,541	$5,161
Property, Plant and Equipment

	As of
	July 31, 2023	October 31, 2022
	In millions
Land	$74	$74
Buildings and leasehold improvements	1,531	1,503
Machinery and equipment, including equipment held for lease	10,433	9,729
Gross property, plant and equipment	12,038	11,306
Accumulated depreciation	(5,949)	(5,522)
Net property, plant and equipment	$6,089	$5,784
Warranties
The Company's aggregate product warranty liability and changes thereto were as follows:

In millions
Balance as of October 31, 2022	$360
Charges	140
Adjustments related to pre-existing warranties	(11)
Settlements made	(157)
Balance as of July 31, 2023	$332
Contract Balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	July 31, 2023	October 31, 2022
	In millions
Unbilled receivables	$306	$245
Accounts receivable	3,172	3,881
Allowances	(30)	(25)
Total	$3,448	$4,101

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The allowances for credit losses related to accounts receivable and changes for the nine months ended July 31, 2023, and the fiscal year ended October 31, 2022 were as follows:

	As of
	July 31, 2023	October 31, 2022
	In millions
Balance at beginning of period	$25	$23
Provision for credit losses	16	25
Adjustments to existing allowances, including write offs	(11)	(23)
Balance at end of period	$30	$25
Sale of Trade Receivables
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For the three and nine months ended July 31, 2023, the Company sold $1.0 billion and $3.1 billion of trade receivables, respectively. For the fiscal year ended October 31, 2022, the Company sold $4.1 billion of trade receivables. The Company recorded an obligation of $90 million and $88 million within Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of July 31, 2023 and October 31, 2022 respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities and Remaining Performance Obligations
As of July 31, 2023 and October 31, 2022, current deferred revenue of $3.6 billion and $3.4 billion, respectively, were recorded in Deferred revenue, and non-current deferred revenue of $3.2 billion and $3.0 billion, respectively, were recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets. For the nine months ended July 31, 2023, approximately $2.8 billion of revenue was recognized relating to contract liabilities recorded as of October 31, 2022.
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency. As of July 31, 2023, the aggregate amount of remaining performance obligations, or deferred revenue, was $6.8 billion. The Company expects to recognize approximately 23% of this balance over fiscal 2023 with the remainder to be recognized thereafter.
Costs to Obtain a Contract
As of July 31, 2023, the current and non-current portions of the capitalized costs to obtain a contract were $82 million and $131 million, respectively. As of October 31, 2022, the current and non-current portions of the capitalized costs to obtain a contract were $76 million and $124 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheets. For the three and nine months ended July 31, 2023 the Company amortized $24 million and $69 million respectively, of capitalized costs to obtain a contract. For the three and nine months ended July 31, 2022 the Company amortized $21 million and $62 million respectively, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Earnings.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of
	July 31, 2023	October 31, 2022
	In millions
Minimum lease payments receivable	$9,575	$8,686
Unguaranteed residual value	442	380
Unearned income	(947)	(707)
Financing receivables, gross	9,070	8,359
Allowance for credit losses	(268)	(325)
Financing receivables, net	8,802	8,034
Less: current portion	(3,718)	(3,522)
Amounts due after one year, net	$5,084	$4,512
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. For the nine months ended July 31, 2023 and the fiscal year ended October 31, 2022, the Company sold $179 million and $183 million of financing receivables, respectively.
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
The credit risk profile of gross financing receivables, based on internal risk ratings as of July 31, 2023, presented on amortized cost basis by year of origination was as follows:

	As of July 31, 2023
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2023	$1,619	$963	$20
2022	1,886	1,194	55
2021	1,028	766	65
2020	456	360	52
2019 and prior	199	291	116
Total	$5,188	$3,574	$308

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
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of July 31, 2023 and October 31, 2022 and the respective changes for the nine and twelve months then ended were as follows:

	As of
	July 31, 2023	October 31, 2022
	In millions
Balance at beginning of period	$325	$228
Provision for credit losses(1)	41	177
Adjustment to the existing allowance	—	(10)
Write-offs	(98)	(70)
Balance at end of period	$268	$325

(1)    Fiscal 2022 included a provision of $99 million related to expected credit losses due to the Company's exit from its Russia and Belarus businesses.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	July 31, 2023	October 31, 2022
	In millions
Billed:(1)
Current and past due 1-30 days	$400	$372
Past due 31-60 days	37	32
Past due 61-90 days	16	19
Past due > 90 days	103	121
Unbilled sales-type and direct-financing lease receivables	8,514	7,815
Total gross financing receivables	$9,070	$8,359
Gross financing receivables on non-accrual status(2)	$258	$290
Gross financing receivables 90 days past due and still accruing interest(2)	$75	$72

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
The following table presents amounts included in the Condensed Consolidated Statements of Earnings related to lessor activity:

	For the three months ended July 31,		For the nine months ended July 31,
	2023	2022	2023	2022
	In millions
Interest income from sales-type leases and direct financing leases	$142	$121	$395	$365
Lease income from operating leases	606	570	1,800	1,719
Total lease income	$748	$691	$2,195	$2,084
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the assets and liabilities held by the consolidated VIE as of July 31, 2023 and October 31, 2022, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of
	July 31, 2023	October 31, 2022
Assets held by VIE:	In millions
Other current assets	$167	$203
Financing receivables
Short-term	655	838
Long-term	856	1,085
Property, plant and equipment	1,123	1,323
Liabilities held by VIE:
Notes payable and short-term borrowings, net of unamortized debt issuance costs	1,257	1,510
Long-term debt, net of unamortized debt issuance costs	$984	$1,415
For the nine months ended July 31, 2023, financing receivables and leased equipment transferred via securitization through the SPE were $417 million and $391 million, respectively. For the fiscal year ended October 31, 2022, financing receivables and leased equipment transferred via securitization through the SPE were $1.6 billion and $1.2 billion, respectively.
Note 8: Acquisitions
For the nine months ended July 31, 2023, the Company completed five acquisitions. The purchase price allocations for the acquisitions described below reflect various preliminary fair value estimates and analysis, including preliminary work performed by third-party valuation specialists, of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes, and residual goodwill, which are subject to change within the measurement period. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined.
The pro forma results of operations, revenue and net income subsequent to the acquisition dates have not been presented as they are not material to the Company's consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.
The following table presents the aggregate estimated fair value of the assets acquired and liabilities assumed, including those items that are still pending allocations, for the acquisitions completed during the first nine months of fiscal 2023:

In millions
Goodwill	$591
Amortizable intangible assets	208
Net tangible assets assumed	41
Total fair value consideration	$840
On May 2, 2023, the Company completed the acquisition of OpsRamp, an IT operations management company that monitors, observes, automates and manages IT infrastructure, cloud resources, workloads and applications for hybrid and multi-cloud environments, including the leading hyperscalers. OpsRamp’s results of operations were included within the Corporate Investments and Other segment. The acquisition date fair value consideration of $307 million primarily consisted of cash paid for outstanding common stock. In connection with this acquisition, the Company recorded approximately $220 million of goodwill, and $84 million of intangible assets. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
On March 15, 2023, the Company completed the acquisition of Axis Security, a cloud security provider, enabling the Company to expand its edge-to-cloud security capabilities by offering a unified Secure Access Services Edge (“SASE”) solution to meet the increasing demand for integrated networking and security solutions delivered aaS. Axis Security's results of operations were included within the Intelligent Edge segment. The acquisition date fair value consideration of $412 million primarily consisted of cash paid for outstanding common stock. In connection with this acquisition, the Company recorded approximately $311 million of goodwill, and $71 million of intangible assets. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of five years.
Note 9: Goodwill
Goodwill is tested for impairment at the reporting unit level. As of July 31, 2023, the Company's reporting units are consistent with the reportable segments identified in Note 2, with the exception of Corporate Investments and Other, which contains five reporting units: A & PS, Athonet, legacy CMS, OpsRamp and Software. The following table represents the carrying value of goodwill, by reportable segment as of July 31, 2023 and October 31, 2022. There has been no change to the accumulated impairment loss from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Balance as of October 31, 2022(1)	$7,692	$2,889	$4,000	$2,555	$144	$123	$17,403
Goodwill acquired during the period	—	18	—	311	—	262	591
Balance as of July 31, 2023	$7,692	$2,907	$4,000	$2,866	$144	$385	$17,994

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
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2023				As of October 31, 2022
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$1,143	$—	$1,143	$—	$1,516	$—	$1,516
Money market funds	366	—	—	366	744	—	—	744
Equity investments	—	—	131	131	—	—	126	126
Foreign bonds	1	103	—	104	—	91	—	91
Other debt securities	—	—	16	16	—	—	33	33
Derivative Instruments:
Foreign exchange contracts	—	253	—	253	—	840	—	840
Other derivatives	—	4	—	4	—	2	—	2
Total assets	$367	$1,503	$147	$2,017	$744	$2,449	$159	$3,352
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$157	$—	$157	$—	$178	$—	$178
Foreign exchange contracts	—	351	—	351	—	128	—	128
Other derivatives	—	—	—	—	—	1	—	1
Total liabilities	$—	$508	$—	$508	$—	$307	$—	$307

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Fair Value Disclosures
Short-Term and Long-Term Debt
As of July 31, 2023 and October 31, 2022, the estimated fair value of the Company's short-term and long-term debt was $13.5 billion and $12.2 billion, respectively. As of July 31, 2023 and October 31, 2022, the carrying value of the Company's short-term and long-term debt was $13.4 billion and $12.5 billion, respectively. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
Other Financial Instruments
Financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value due to their short-term nature.
Non-Recurring Fair Value Measurements
Equity Investments without Readily Determinable Fair Value
Equity investments are recorded at cost and measured at fair value when they are deemed to be impaired or when there is an adjustment from observable price changes. For the three months ended July 31, 2023 and 2022, the Company recognized an immaterial unrealized net gain on these investments. For the nine months ended July 31, 2023, the Company recognized an unrealized net loss of $6 million on these investments which included an impairment of $10 million. For the nine months ended July 31, 2022, the Company recorded an immaterial impairment on these investments. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy. For investments still held as of July 31, 2023, the cumulative upward adjustments for observable price changes was $33 million and cumulative downward adjustments for observable price changes and impairments was $40 million. Refer to Note 11 “Financial Instruments,” for further information about equity investments.
Non-Financial Assets
The Company's non-financial assets, such as intangible assets, goodwill, and property, plant and equipment, are recorded at cost. The Company records right-of-use assets based on the lease liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. Fair value adjustments are made to these non-financial assets in the period an impairment charge is recognized. There are no material impairment charges for three and nine months ended July 31, 2023 and 2022.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of July 31, 2023			As of October 31, 2022
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains (Losses)	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,143	$—	$1,143	$1,516	$—	$1,516
Money market funds	366	—	366	744	—	744
Total cash equivalents	1,509	—	1,509	2,260	—	2,260
Available-for-sale Debt Investments:
Foreign bonds	104	—	104	93	(2)	91
Other debt securities	13	3	16	32	1	33
Total available-for-sale debt investments	117	3	120	125	(1)	124
Total cash equivalents and available-for-sale debt investments	$1,626	$3	$1,629	$2,385	$(1)	$2,384
As of July 31, 2023 and October 31, 2022, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside of the U.S. as of July 31, 2023 and October 31, 2022. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of available-for-sale debt investments were as follows:

	As of July 31, 2023
	Amortized Cost	Fair Value
	In millions
Due in one year	$2	$2
Due in more than five years	115	118
Total	$117	$120
Equity Investments
Non-marketable equity investments in privately held companies are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These non-marketable equity investments are carried either at fair value or under the measurement alternative. Measurement alternative equity investments are recorded at cost and measured at fair value when they are deemed to be impaired or when there is an adjustment from observable price changes.
The carrying amount of those non-marketable equity investments accounted for under the fair value option was $131 million and $126 million as of July 31, 2023 and October 31, 2022, respectively. For the three and nine months ended July 31, 2023, the Company recorded an unrealized gain of $2 million and $5 million, respectively, on these investments. For the three and nine months ended July 31, 2022, the Company recorded an unrealized loss of $7 million and unrealized net gain of $97 million, respectively, on these investments. These amounts are reflected in Interest and other, net in the Condensed Consolidated Statement of Earnings.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $185 million and $175 million as of July 31, 2023 and October 31, 2022, respectively. For the three months ended July 31, 2023 and 2022, the Company recognized an immaterial unrealized net gain on these investments. For the nine months ended July 31, 2023, the Company recognized an unrealized net loss of $6 million, which included an impairment of $10 million. For the nine months ended July 31, 2022, the Company recorded an immaterial impairment on these investments. These amounts are reflected in Interest and other, net in the Condensed Consolidated Statement of Earnings.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of July 31, 2023					As of October 31, 2022
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives Designated as Hedging Instruments
Fair Value Hedges:
Interest rate contracts	$2,500	$—	$—	$—	$157	$2,500	$—	$—	$—	$178
Cash Flow Hedges:
Foreign currency contracts	8,418	116	61	134	72	7,662	420	246	25	13
Net Investment Hedges:
Foreign currency contracts	1,997	23	23	47	39	1,883	60	74	12	13
Total derivatives designated as hedging instruments	12,915	139	84	181	268	12,045	480	320	37	204
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	5,037	27	3	24	35	7,780	36	4	53	12
Other derivatives	110	4	—	—	—	95	2	—	1	—
Total derivatives not designated as hedging instruments	5,147	31	3	24	35	7,875	38	4	54	12
Total derivatives	$18,062	$170	$87	$205	$303	$19,920	$518	$324	$91	$216
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of July 31, 2023
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$257	$—	$257	$186	$55	(1)	$16
Derivative liabilities	$508	$—	$508	$186	$277	(2)	$45

	As of October 31, 2022
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$842	$—	$842	$199	$508	(1)	$135
Derivative liabilities	$307	$—	$307	$199	$113	(2)	N/A

(1)Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of July 31, 2023, of the $277 million of collateral posted, $263 million was in cash and $14 million was through the re-use of counterparty collateral. As of October 31, 2022, the entire amount of the collateral posted of $113 million was through the re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/ (Liabilities)
	As of		As of
	July 31, 2023	October 31, 2022	July 31, 2023	October 31, 2022
In millions
Long-term debt	$(2,339)	$(2,317)	$157	$178
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the three months ended July 31,		For the nine months ended July 31,
	2023	2022	2023	2022
	In millions
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts	$(25)	$163	$(525)	$723
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts	(44)	30	(143)	53
Total	$(69)	$193	$(668)	$776

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As of July 31, 2023, the Company expects to reclassify an estimated net accumulated other comprehensive loss of approximately $34 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The following table represents the pre-tax effect of derivative instruments on total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges and derivatives not designated as hedging instruments are recorded:

	Gains (Losses) Recognized in Income
	For the three months ended July 31,				For the nine months ended July 31,
	2023		2022		2023		2022
	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net
	In millions
Total net revenue and interest and other, net	$7,002	$(50)	$6,951	$(74)	$21,784	$(129)	$20,625	$(79)
Gains (Losses) on Derivatives in Fair Value Hedging Relationships:
Interest Rate Contracts
Hedged items	$—	$33	$—	$(18)	$—	$(21)	$—	$169
Derivatives designated as hedging instruments	—	(33)	—	18	—	21	—	(169)
Gains (Losses) on Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	(16)	(44)	114	101	11	(357)	236	444
Gains (Losses) on Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	—	(36)	—	53	—	(226)	—	155
Other derivatives	—	(1)	—	13	—	(2)	—	2
Total (losses) gains	$(16)	$(81)	$114	$167	$11	$(585)	$236	$601

Note 12: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-terms debt were as follows:

	As of
	July 31, 2023	October 31, 2022
	In millions
Current portion of long-term debt(1)	$3,666	$3,876
Commercial paper	651	542
Notes payable to banks, lines of credit and other	169	194
Total notes payable and short-term borrowings	4,486	4,612
Long-term debt	8,866	7,853
Total	$13,352	$12,465

(1)    As of July 31, 2023, the Current portion of long-term debt, net of discount and issuance costs, included $1.3 billion associated with the asset-backed debt securities issued by the Company.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Unsecured Senior Notes
In June 2023, the Company completed its offering of $250 million of 5.9% Senior Notes due October 1, 2024, at premium to par at a price of 100.452%. Interest is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2023. These notes constitute a further issuance of, and are consolidated with, the $1.3 billion aggregate principal amount of 5.9% Senior Notes due 2024 issued on March 21, 2023. After giving effect to this issuance, there are $1.6 billion aggregate principal amount of 5.9% notes due 2024 outstanding.
In June 2023, the Company also completed its offering of $550 million of 5.25% Senior Notes due July 1, 2028, at discount to par at a price of 99.887%. Interest is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2024.
In March 2023, the Company completed its offering of $1.3 billion of 5.9% Senior Notes due October 1, 2024, issued at discount to par at a price of 99.934% and $400 million of 6.102% Senior Notes due April 1, 2026, issued at discount to par at a price of 99.997%. Interest is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2023.
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
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. The Parent Program in the U.S. provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. The Parent Program outside the U.S. provides for the issuance of commercial paper denominated in U.S. dollars, euros, or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of July 31, 2023 and October 31, 2022, no borrowings were outstanding under the Parent Programs. As of July 31, 2023 and October 31, 2022, $651 million and $542 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
The Company maintains a senior unsecured revolving credit facility that was entered into in December 2021 with an aggregate lending commitment of $4.75 billion for a period of five years. As of July 31, 2023 and October 31, 2022, no borrowings were outstanding under this credit facility.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 13: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of July 31, 2023, and changes for the nine months ended July 31, 2023 were as follows:

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Components of Defined Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
	In millions
Balance at beginning of period	$(1)	$109	$(2,596)	$(610)	$(3,098)
Other comprehensive income (loss) before reclassifications	4	(525)	(2)	(11)	(534)
Reclassifications of losses into earnings	—	346	111	—	457
Tax benefit (provision)	—	34	(10)	2	26
Balance at end of period	$3	$(36)	$(2,497)	$(619)	$(3,149)

The components of accumulated other comprehensive loss, net of taxes as of July 31, 2022, and changes for the nine months ended July 31, 2022 were as follows:

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

Share Repurchase Program
For the nine months ended July 31, 2023, the Company repurchased and settled a total of 23.9 million shares under its share repurchase program through open market repurchases, which included 0.3 million shares that were unsettled open market repurchases as of October 31, 2022. Additionally, as of July 31, 2023, the Company had unsettled open market repurchases of 0.1 million shares. Shares repurchased for the nine months ended July 31, 2023 were recorded as a $362 million reduction to stockholders' equity. As of July 31, 2023, the Company had a remaining authorization of $1.0 billion for future share repurchases.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2023	2022	2023	2022
	In millions, except per share amounts
Numerator:
Net earnings	$464	$409	$1,383	$1,172
Denominator:
Weighted-average shares used to compute basic net EPS	1,299	1,305	1,300	1,306
Dilutive effect of employee stock plans	17	18	17	20
Weighted-average shares used to compute diluted net EPS	1,316	1,323	1,317	1,326
Net Earnings per Share:
Basic	$0.36	$0.31	$1.06	$0.90
Diluted	$0.35	$0.31	$1.05	$0.88
Anti-dilutive weighted-average stock awards(1)	12	15	11	—

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 15: Litigation, Contingencies, and Commitments
Litigation
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the "Separation and Distribution Agreement") entered into in connection with Hewlett Packard Enterprise's spin-off from HP Inc. (formerly known as "Hewlett-Packard Company") (the "Separation"), Hewlett Packard Enterprise and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of July 31, 2023, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise (collectively, “Defendants”) alleging Defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of individuals aged 40 years and older who had their employment terminated by an HP entity pursuant to a work force reduction (“WFR”) plan. Plaintiffs also seek to certify a class under California law consisting of all persons 40 years or older employed by Defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On April 14, 2021, Plaintiffs’ Motion for Conditional Class Certification was granted. The conditionally certified collective action consists of all individuals who had their employment terminated by Defendants pursuant to a WFR Plan on or after November 1, 2015, and who were 40 years or older at the time of such termination. The collective action excludes all individuals who signed a Waiver and General Release Agreement or an Agreement to Arbitrate Claims. The Court-approved notice was issued to potential class members and the opt-in period is now closed. The parties have reached an agreement in principle to resolve this matter. The parties are currently working to negotiate a formal settlement agreement that, if finalized, would be submitted to the Court for approval.
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
The financial discussion and analysis in the following MD&A compares the three and nine months ended July 31, 2023 to the comparable prior-year periods and where appropriate, as of July 31, 2023, unless otherwise noted.
This MD&A is organized as follows:
•Trends and Uncertainties. A discussion of material events and uncertainties known to management, such as the mixed macroeconomic environment of supply chain constraints (though easing), increased demand for and adoption of new technologies, conservative customer spending environment, inflationary trend and foreign exchange pressures, and recently enacted tax legislation.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
TRENDS AND UNCERTAINTIES
The elevated order book levels we experienced in fiscal 2022 have generally been declining throughout fiscal 2023, as supply chain constraints eased, though challenges still remain. Meanwhile, demand for and adoption of new technologies, such as AI, have increased. We have observed, and expect to continue seeing, customers of various segments and sizes pursue such new technologies, including AI computing capabilities and solutions. At the same time, we have continued to see elongated sales cycles and customers adopting a more conservative approach to spending in a mixed macroeconomic environment. We expect such mixed macroeconomic environment to continue to moderate our revenue growth in the near term.
As referenced above, mild improvements to industry-wide supply constraints have helped to ease certain supply chain challenges we encountered in the recent past, including the increased availability of supply and lower material and logistics costs. Material cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to our pricing actions and, consequently, our operating results. Logistics costs continued to decrease from previously elevated levels as a result of declines in both expedited shipments and overall rate costs in the freight network.
Additionally, we are experiencing a challenging foreign exchange environment, which has increased costs of products and services and moderated our revenue and earnings growth. We have a large global presence, with more than half of our revenue generated outside of the U.S. As a result, our financial results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. Furthermore, inflationary pressures persist, keeping not only material and logistics costs, but also labor costs, somewhat elevated compared to pre-COVID-19 pandemic levels. We expect the unfavorable foreign exchange effects and inflationary trend to continue in the longer term. We expect the substantial completion of our HPE Next Plan and Cost Optimization and Prioritization Plan, coupled with pricing actions we implemented in response to an inflationary trend, related cost reduction measures and operational efficiencies, may moderate the impact of unfavorable foreign exchange effects in fiscal 2023.
Recent U.S. Tax Legislation
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act") into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the "Corporate AMT") of 15% on the adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT is effective for the Company beginning in fiscal 2024. We are evaluating the Corporate AMT and its potential impact on our future U.S. tax expense, cash taxes, and effective tax rate. Additionally, the Inflation Reduction Act imposes an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision will be dependent on the extent of share repurchases made in future periods.

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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financial Results
The following table summarizes our condensed consolidated GAAP financial results:

	For the three months ended July 31,			For the nine months ended July 31,
	2023	2022	Change	2023	2022	Change
	Dollars in millions, except per share amounts
Net revenue	$7,002	$6,951	0.7%	$21,784	$20,625	5.6%
Gross profit	$2,510	$2,396	4.8%	$7,680	$6,913	11.1%
Gross profit margin	35.8%	34.5%	1.3pts	35.3%	33.5%	1.8pts
Earnings from operations	$471	$466	1.1%	$1,582	$1,121	41.1%
Operating profit margin	6.7%	6.7%	—pts	7.3%	5.4%	1.9pts
Net earnings	$464	$409	13.4%	$1,383	$1,172	18.0%
Diluted net earnings per share	$0.35	$0.31	$0.04	$1.05	$0.88	$0.17
Cash flow provided by operations	$1,525	$1,254	$271	$1,585	$1,557	$28
Three months ended July 31, 2023 compared with three months ended July 31, 2022
Net revenue of $7.0 billion represented an increase of 0.7% (increased 3.5% on a constant currency basis) primarily due to higher average unit prices (“AUPs”) in the Intelligent Edge segment, moderated by a decline in server unit volume in the Compute segment and unfavorable currency fluctuations. The gross profit margin of 35.8%, (or $2.5 billion), represents an increase of 1.3 percentage points from the prior-year period led by the impact of higher-margin networking revenue, higher AUPs in Intelligent Edge, lower supply chain and commodity costs, and the impact of charges in the prior period from expected credit losses resulting from our exit from Russia and Belarus. The operating profit margin of 6.7% remained flat.
Nine months ended July 31, 2023 compared with nine months ended July 31, 2022
Net revenue of $21.8 billion represented an increase of 5.6% (increased 10.0% on a constant currency basis) primarily due to higher AUPs in the Intelligent Edge segment and higher customer acceptances in the HPC & AI segment, moderated by a decline in server unit volume in the Compute segment and unfavorable currency fluctuations. The gross profit margin of 35.3% (or $7.7 billion) represents an increase of 1.8 percentage points from the prior-year period due to the impact of higher-margin networking revenue, higher AUPs in Intelligent Edge and Compute, lower supply chain and commodity costs, and the impact of charges in the prior period from expected credit losses resulting from our exit from Russia and Belarus. The operating profit margin of 7.3% represents an increase of 1.9 percentage points primarily due to the aforementioned gross margin improvement and lower transformation expenses moderated by higher planned investments in research and development.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following table summarizes our condensed consolidated non-GAAP financial results:

	For the three months ended July 31,			For the nine months ended July 31,
	2023	2022	Change	2023	2022	Change
	Dollars in millions, except per share amounts
Net revenue in constant currency	$7,195	$6,951	3.5%	$22,680	$20,625	10.0%
Non-GAAP gross profit	$2,516	$2,412	4.3%	$7,715	$7,065	9.2%
Non-GAAP gross profit margin	35.9%	34.7%	1.2pts	35.4%	34.3%	1.1pts
Non-GAAP earnings from operations	$718	$729	(1.5)%	$2,435	$2,124	14.6%
Non-GAAP operating profit margin	10.3%	10.5%	(0.2)pts	11.2%	10.3%	0.9pts
Non-GAAP net earnings	$639	$629	1.6%	$2,152	$1,909	12.7%
Non-GAAP diluted net earnings per share	$0.49	$0.48	$0.01	$1.63	$1.44	$0.19
Free cash flow	$955	$587	$368	$(83)	$(201)	$118
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
Annualized Revenue Run-rate ("ARR")
ARR represents the annualized revenue of all net HPE GreenLake edge-to-cloud platform services revenue, related financial services revenue (which includes rental income from operating leases and interest income from finance leases), and software-as-a-service, software consumption revenue, and other as-a-service (“aaS”) offerings, recognized during a quarter and multiplied by four. We believe that ARR is a metric that allows management to better understand and highlight the potential future performance of our aaS business. We also believe ARR provides investors with greater transparency to our financial information and of the performance metric used in our financial and operational decision making and allows investors to see our results “through the eyes of management.” We use ARR as a performance metric. ARR should be viewed independently of net revenue and is not intended to be combined with it.
ARR does not have any standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

The following presents our ARR calculated as of July 31, 2023 and 2022:

	As of July 31,
	2023	2022
	Dollars in millions
ARR	$1,272	$858
Year-over-year growth rate	48%	22%
The 48% year-over year increase in ARR was due primarily to growth in our HPE GreenLake edge-to-cloud platform, which was due to an expanding customer installed base. At the segment level, the growth was led by Intelligent Edge aaS and Storage aaS activity.
Dividends
Returning capital to our shareholders remains an important part of our capital allocation framework, which also consists of strategic investments. During the third quarter of fiscal 2023, we paid a quarterly dividend of $0.12 per share to our shareholders. On August 29, 2023, we declared a regular cash dividend of $0.12 per share on our common stock, payable on October 13, 2023, to our shareholders of record as of the close of business on September 14, 2023. As of July 31, 2023, we had a remaining authorization of $1.0 billion for future share repurchases.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the three months ended July 31,				For the nine months ended July 31,
	2023		2022		2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$7,002	100.0%	$6,951	100.0%	$21,784	100.0%	$20,625	100.0%
Cost of sales	4,492	64.2	4,555	65.5	14,104	64.7	13,712	66.5
Gross profit	2,510	35.8	2,396	34.5	7,680	35.3	6,913	33.5
Research and development	578	8.3	509	7.3	1,771	8.1	1,530	7.4
Selling, general and administrative	1,302	18.6	1,229	17.7	3,828	17.6	3,679	17.8
Amortization of intangible assets	72	1.0	73	1.1	216	1.0	220	1.2
Transformation costs	65	1.0	80	1.2	227	1.1	289	1.4
Disaster charges	1	—	30	0.4	5	—	49	0.2
Acquisition, disposition and other related charges	21	0.2	9	0.1	51	0.2	25	0.1
Earnings from operations	471	6.7	466	6.7	1,582	7.3	1,121	5.4
Interest and other, net	(50)	(0.6)	(74)	(1.1)	(129)	(0.6)	(79)	(0.3)
Tax indemnification and related adjustments	45	0.6	(30)	(0.4)	50	0.2	(47)	(0.2)
Non-service net periodic benefit (cost) credit	(3)	—	34	0.5	(2)	—	106	0.5
Earnings from equity interests	73	1.0	68	1.0	180	0.8	132	0.6
Earnings before provision for taxes	536	7.7	464	6.7	1,681	7.7	1,233	6.0
Provision for taxes	(72)	(1.0)	(55)	(0.8)	(298)	(1.4)	(61)	(0.3)
Net earnings	$464	6.6%	$409	5.9%	$1,383	6.3%	$1,172	5.7%
Three and nine months ended July 31, 2023 compared with the three and nine months ended July 31, 2022
Net revenue
For the three months ended July 31, 2023, total net revenue of $7.0 billion represented an increase of $51 million, or 0.7% (increased 3.5% on a constant currency basis). U.S. net revenue increased by $172 million, or 7.6% to $2.4 billion, and net revenue from outside of the U.S. decreased by $121 million, or 2.6%, to $4.6 billion.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
For the nine months ended July 31, 2023, total net revenue of $21.8 billion represented an increase of $1,159 million, or 5.6% (increased 10.0% on a constant currency basis). U.S. net revenue increased by $976 million, or 14.5% to $7.7 billion, and net revenue from outside of the U.S. increased by $183 million, or 1.3%, to $14.1 billion.
The components of the weighted net revenue change by segment were as follows:

	For the three months ended July 31, 2023	For the nine months ended July 31, 2023
	Percentage Points
Compute	(5.8)	(1.2)
HPC & AI	0.1	1.9
Storage	(0.8)	(0.1)
Intelligent Edge	6.8	5.5
Financial Services	0.8	0.6
Corporate Investments and Other	0.4	(0.1)
Total segment	1.5	6.6
Elimination of intersegment net revenue and other	(0.8)	(1.0)
Total HPE	0.7	5.6
Three months ended July 31, 2023 compared with three months ended July 31, 2022
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Compute net revenue decrease of $403 million, or 13.3%, primarily due to a decline in server unit volume
•HPC & AI net revenue increase of $6 million, or 0.7%, primarily due to increased AUPs
•Storage net revenue decrease of $55 million, or 4.9%, primarily due to unfavorable currency fluctuations and decreased AUPs
•Intelligent Edge net revenue increase of $474 million, or 50.4%, primarily due to increased AUPs, volume and product mix effect
•Financial Services net revenue increase of $56 million, or 6.9%, primarily due to higher rental revenue from higher average operating leases and higher finance income on finance leases due to an increasing interest rate environment
•Corporate Investments and Other net revenue increase of $18 million, or 6.0%, primarily due to orders strength and the recent acquisition of OpsRamp
Nine months ended July 31, 2023 compared with nine months ended July 31, 2022
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Compute net revenue decrease of $241 million, or 2.7%, primarily due to a decline in server unit volume and unfavorable currency fluctuations
•HPC & AI net revenue increase of $402 million, or 17.3%, primarily due to higher customer acceptances
•Storage net revenue decrease of $25 million, or 0.8%, primarily due to unfavorable currency fluctuations
•Intelligent Edge net revenue increase of $1,137 million, or 42.0%, primarily due to increased AUPs, volume and product mix effect
•Financial Services net revenue increase of $122 million, or 4.9%, primarily due to higher rental revenue from higher average operating leases and higher finance income on finance leases due to an increasing interest rate environment
•Corporate Investments and Other net revenue decrease of $45 million, or 4.7%, primarily due to unfavorable currency fluctuations

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Please refer to the section "Segment Information" further below for a discussion of our results of operations for each reportable segment.
Gross profit
For the three and nine months ended July 31, 2023, the total gross profit margin of 35.8% and 35.3%, respectively, represents an increase of 1.3 and 1.8 percentage points, respectively, as compared to the respective prior year periods. The increase in both periods was due to the impact of higher-margin networking revenue, higher AUPs in Intelligent Edge and Compute, lower supply chain and commodity costs, and the impact of charges in prior periods from expected credit losses resulting from our exit from Russia and Belarus. The increase in the total gross profit for the nine months ended July 31, 2023, was partially offset by lower gross profit from support services.
Operating expenses
Research and development ("R&D")
For the three months ended July 31, 2023, R&D expense increased by $69 million, or 13.6%, led by Intelligent Edge, HPC & AI and Storage. The increase was primarily driven by higher employee costs due to an increase in software engineers to pursue our strategic goals, which contributed 15.7 percentage points to the change.
For the nine months ended July 31, 2023, R&D expense increased by $241 million, or 15.8%, led by Intelligent Edge, HPC & AI and Storage. The increase was driven by higher employee costs due to an increase in software engineers to pursue our strategic goals, which contributed 15.7 percentage points to the change.
Selling, general and administrative ("SG&A")
For the three months ended July 31, 2023, SG&A expense increased by $73 million, or 5.9%, due primarily to increased employee costs and higher travel and marketing expenses, which contributed 3.7 and 1.9 percentage points, respectively, to the change. The increase was partially offset by a combination of lower consulting costs and cost savings from our transformation programs.
For the nine months ended July 31, 2023, SG&A expense increased by $149 million, or 4.1%, due primarily to increased employee costs by 2.1 percentage points; higher travel and marketing expenses by 1.6 percentage points; factoring fees, charitable donations, other general expenses and higher software expenditures, all of which contributed 2.1 percentage points to the change. The increase was partially offset by a combination of lower consulting costs and cost savings from our transformation programs.
Transformation programs and costs
Our transformation programs consist of the Cost Optimization and Prioritization Plan (launched in 2020) and the HPE Next Plan (launched in 2017).
For the three and nine months ended July 31, 2023, transformation costs decreased by $15 million, or 18.8%, and $62 million, or 21.5%, respectively, due to lower charges incurred in the current period as these plans approach completion through fiscal 2023. For a further discussion, refer to Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Disaster charges
For the three and nine months ended July 31, 2023, disaster charges decreased by $29 million or 96.7% and $44 million or 89.8%, respectively, due to charges recorded in the prior year periods driven by the Company’s exit from its Russia and Belarus businesses.
Interest and other, net
For the three months ended July 31, 2023, interest and other, net expense decreased by $24 million, due primarily to the impact of the prior period containing losses from equity investments.
For the nine months ended July 31, 2023, interest and other, net expense increased by $50 million, due primarily to the impact of the prior period containing both gains from equity investments and the sale of certain assets. This increase was moderated by favorable currency fluctuations and increased net interest income from higher interest rates in the current period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Tax indemnification and related adjustments
We record changes to certain pre-separation and pre-divestiture tax liabilities and tax receivables for which we remain liable on behalf of the separated or divested business, but which may not be subject to indemnification. We recorded tax indemnification income of $45 million and tax indemnification expense of $30 million for the three months ended July 31, 2023 and 2022, respectively and tax indemnification income of $50 million and tax indemnification expense of $47 million for the nine months ended July 31, 2023 and 2022, respectively. For the three and nine months ended July 31, 2023, the amount primarily included the favorable settlement of tax indemnification liabilities and audit settlement. For the three and nine months ended July 31, 2022, the amount primarily related to changes in tax liabilities for which we shared joint and several liability with HP Inc., for which we were indemnified by HP Inc.
Non-service net periodic benefit (cost) credit
For the three and nine months ended July 31, 2023, non-service net periodic benefit credit decreased by $37 million and $108 million, respectively, resulting in non-service net periodic benefit cost in the current periods as compared to non-service net periodic benefit credit in the prior-year period. The decrease was due primarily to increased interest cost resulting from higher discount rates, partially offset by higher expected returns on assets and lower amortized actuarial losses in the current periods.
Earnings from equity interests
Earnings from equity interests primarily represents our 49% interest in H3C Technologies Co., Limited ("H3C") and the amortization of our interest in basis difference. For the three months ended July 31, 2023, earnings from equity interests increased by $5 million due primarily to lower amortization expense from basis difference.
For the nine months ended July 31, 2023, earnings from equity interests increased by $48 million due primarily to lower amortization expense from basis difference and higher net income earned by H3C in the current period.
Provision for taxes
For the three months ended July 31, 2023 and 2022, we recorded income tax expense of $72 million and $55 million, respectively, which reflects an effective tax rate of 13.4% and 11.9%, respectively. For the nine months ended July 31, 2023 and 2022, we recorded income tax expense of $298 million and $61 million, respectively, which reflect an effective tax rate of 17.7% and 5.0%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.
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
As described in Note 1, "Overview and Summary of Significant Accounting Policies," effective as of the beginning of the first quarter of fiscal 2023, HPE implemented an organizational change to align its segment financial reporting more closely with its current business structure resulting in changes to the previously reported segment net revenue and earnings from operations of the Compute and Storage segments. These changes had no impact to HPE’s previously reported consolidated GAAP results. A description of the products and services for each segment, along with other pertinent information related to our segments can be found in Note 2, "Segment Information" to the Condensed Consolidated Financial Statements in Item 1 of Part I.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Segment Results
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the three months ended July 31, 2023, as compared to the prior-year period:

	HPE Consolidated		Compute		HPC & AI		Storage		Intelligent Edge		Financial Services		Corporate Investments and Other
	Dollars in millions
Net revenue(1)	$7,002		$2,624		$836		$1,074		$1,415		$873		$318
Year-over-year change %	0.7%		(13.3)%		0.7%		(4.9)%		50.4%		6.9%		6.0%
Earnings (loss) from operations(2)	$471		$285		$(7)		$115		$420		$73		$(38)
Earnings (loss) from operations as a % of net revenue	6.7%		10.9%		(0.8)%		10.7%		29.7%		8.4%		(11.9)%
Year-over-year change percentage points	—	pts	(2.6)	pts	(4.2)	pts	(3.6)	pts	13.2	pts	(3.4)	pts	(1.6)	pts
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the nine months ended July 31, 2023, as compared to the prior-year period:

	HPE Consolidated		Compute		HPC & AI		Storage		Intelligent Edge		Financial Services		Corporate Investments and Other
	Dollars in millions
Net revenue(1)	$21,784		$8,841		$2,732		$3,304		$3,846		$2,604		$907
Year-over-year change %	5.6%		(2.7)%		17.3%		(0.8)%		42.0%		4.9%		(4.7)%
Earnings (loss) from operations(2)	$1,582		$1,314		$(8)		$339		$1,018		$239		$(140)
Earnings (loss) from operations as a % of net revenue	7.3%		14.9%		(0.3)%		10.3%		26.5%		9.2%		(15.4)%
Year-over-year change percentage points	1.9	pts	1.0	pts	0.5	pts	(3.1)	pts	11.0	pts	(3.0)	pts	(8.5)	pts

(1)HPE consolidated net revenue excludes intersegment net revenue. Segment net revenues include intersegment net revenue.
(2)Segment earnings from operations exclude stock-based compensation expense, certain unallocated corporate costs and eliminations, transformation costs, amortization of intangible assets, acquisition, disposition and other related charges, and disaster charges.
Compute

	For the three months ended July 31,			For the nine months ended July 31,
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$2,624	$3,027	(13.3)%	$8,841	$9,082	(2.7)%
Earnings from operations	$285	$408	(30.1)%	$1,314	$1,261	4.2%
Earnings from operations as a % of net revenue	10.9%	13.5%		14.9%	13.9%
Three months ended July 31, 2023 compared with three months ended July 31, 2022
Compute net revenue decreased by $403 million, or 13.3% (decreased 9.6% on a constant currency basis), primarily due to a $418 million, or 18.0%, decrease in product revenue. The decline in product revenue was primarily due to lower server unit volume of $396 million, or 17.1%, and unfavorable currency fluctuations of $96 million. The product revenue decline was moderated by an increase in AUPs of $74 million, or 3.2%, led by higher sales of server configurations with more complex component architectures in our next generation products. Services net revenue increased by $15 million, or 2.1%, due to an increase in contract volume moderated by unfavorable currency fluctuations.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Compute earnings from operations as a percentage of net revenue decreased 2.6 percentage points due to an increase in costs of products and services and operating expenses as a percentage of net revenue. The increase in costs of products and services as a percentage of net revenue was primarily due to unfavorable currency fluctuations and higher supply chain costs, moderated by higher AUPs, and favorable mix of higher margin services. The increase in operating expenses as a percentage of net revenue was primarily due to the scale of the net revenue decline relative to the decrease in total operating expenses driven by our cost containment measures.

Nine months ended July 31, 2023 compared with nine months ended July 31, 2022
Compute net revenue decreased by $241 million, or 2.7% (increased 2.3% on a constant currency basis), primarily due to a $248 million, or 3.6%, decrease in product revenue. The decline in product revenue was primarily due to lower server unit volume of $841 million, or 12.1%, and unfavorable currency fluctuations of $353 million. The product revenue decline was moderated by an increase in AUPs of $946 million, or 13.7%, led by higher sales of server configurations with more complex component architectures in our next generation products.
Compute earnings from operations as a percentage of net revenue increased 1.0 percentage point primarily due to a decrease in costs of products and services as a percentage of net revenue. The decrease in costs of products and services as a percentage of net revenue was primarily due to higher AUPs moderated by higher supply chain costs and unfavorable currency fluctuations.
HPC & AI

	For the three months ended July 31,			For the nine months ended July 31,
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$836	$830	0.7%	$2,732	$2,330	17.3%
(Loss)/earnings from operations	$(7)	$28	(125.0)%	$(8)	$(19)	57.9%
(Loss)/earnings from operations as a % of net revenue	(0.8)%	3.4%		(0.3)%	(0.8)%
Three months ended July 31, 2023 compared with three months ended July 31, 2022
HPC & AI net revenue increased by $6 million, or 0.7% (increased 3.0% on a constant currency basis), primarily due to a $24 million, or 4.1%, increase in product revenue. The product revenue increase was led by the HPE Cray XD (formerly known as HPE Apollo) product portfolio due to higher AUPs of $197 million, or 33.3%, moderated by a decrease in unit volume of $58 million, or 9.8%. This revenue increase was partially offset by a decline in revenue in the HPE Cray Supercomputing product portfolio. The product revenue was also impacted by unfavorable currency fluctuation of $17 million. Services revenue declined by $18 million, or 7.6%, primarily due to unfavorable portfolio mix of service offerings.
HPC & AI earnings from operations as a percentage of net revenue decreased 4.2 percentage points due to increases in cost of products and services and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was primarily due to unfavorable currency fluctuations, partially offset by lower supply chain costs.
Nine months ended July 31, 2023 compared with nine months ended July 31, 2022
HPC & AI net revenue increased by $402 million, or 17.3% (increased 20.5% on a constant currency basis), primarily due to a $444 million, or 27.3%, increase in product revenue. The product revenue increase was led by the HPE Cray Supercomputing product portfolio, as operational and supply improvements addressed challenges with achieving certain customer acceptance milestones for revenue recognition. HPE Cray Supercomputing experienced a deal volume increase of $822 million, or 50.5%, moderated by lower AUPs of $487 million, or 29.9%. The product revenue increase was moderated by unfavorable currency fluctuations of $60 million. Service revenue declined by $42 million, or 6.0%, primarily due to unfavorable currency fluctuations and an unfavorable portfolio mix of service offerings.
HPC & AI earnings from operations as a percentage of net revenue remained relatively flat, driven by an increase in cost of products and services as a percentage of net revenue, partially offset by a decrease in operating expenses as a percentage of net revenue.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Storage

	For the three months ended July 31,			For the nine months ended July 31,
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$1,074	$1,129	(4.9)%	$3,304	$3,329	(0.8)%
Earnings from operations	$115	$161	(28.6)%	$339	$445	(23.8)%
Earnings from operations as a % of net revenue	10.7%	14.3%		10.3%	13.4%
Three months ended July 31, 2023 compared with three months ended July 31, 2022
Storage net revenue decreased by $55 million, or 4.9% (decreased 1.9% on a constant currency basis), primarily due to unfavorable currency fluctuations and a decrease in AUPs. Storage product revenue decreased by $59 million, or 8.8%, primarily due to a decrease in AUPs of $33 million, or 4.9%, led by traditional storage products and unfavorable currency fluctuations of $27 million. Sales volume remained relatively flat. Storage services revenue increased by $4 million, or 0.9%, primarily due to an increase in AUPs of $10 million, or 2.1%, led by subscription services, partially offset by unfavorable currency fluctuations of $7 million.
Storage earnings from operations as a percentage of net revenue decreased 3.6 percentage points as cost of products and services as a percentage of net revenue remained relatively flat and operating expenses as a percentage of net revenue increased. The cost of products and services as a percentage of net revenue remained relatively flat, as the impact of increased sales of higher-margin subscription services was moderated by unfavorable currency fluctuations. The increase in operating expenses as a percentage of net revenue was due to incremental investments in R&D.
Nine months ended July 31, 2023 compared with nine months ended July 31, 2022
Storage net revenue decreased by $25 million, or 0.8%, (increased 3.5% on a constant currency basis), primarily due to unfavorable currency fluctuations, partially offset by improvements in the supply environment. The increase in Storage product revenue of $6 million, or 0.3%, was primarily due to an increase in AUPs of $82 million, or 4.3%, led by traditional storage, HPE Alletra Storage and Zerto products and a unit volume increase of $52 million, or 2.7%, led by big data and hyperconverged products. Moderating factors to the product revenue increase were unfavorable currency fluctuations of $108 million and lower revenue from Russia of $20 million. Storage services revenue declined by $31 million, or 2.2%, primarily due to lower AUPs of $49 million, or 3.4%, led by subscription services, unfavorable currency fluctuations of $35 million, and lower revenue from Russia of $16 million. This decline was moderated by higher sales volume of $68 million, or 4.8%, led by higher subscription service as we continue our transition to more services-intensive, software-rich offerings.
Storage earnings from operations as a percentage of net revenue decreased 3.1 percentage points due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to unfavorable currency fluctuations, and lower revenue from Storage support services as we continue our transition to more software-rich products. These impacts were partially offset by lower supply chain costs to expedite product delivery and favorable mix of higher margin products. The increase in operating expenses as a percentage of net revenue was due to incremental investments in R&D.
Intelligent Edge

	For the three months ended July 31,			For the nine months ended July 31,
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$1,415	$941	50.4%	$3,846	$2,709	42.0%
Earnings from operations	$420	$155	171.0%	$1,018	$421	141.8%
Earnings from operations as a % of net revenue	29.7%	16.5%		26.5%	15.5%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Three months ended July 31, 2023 compared with three months ended July 31, 2022
Intelligent Edge net revenue increased by $474 million, or 50.4% (increased 52.8% on a constant currency basis). Product revenue increased by $427 million, or 55.5%, led by higher AUPs of $359 million, or 46.7%, and a volume and product mix effect of $87 million, or 11.3%, moderated by unfavorable currency fluctuations of $19 million. The product revenue increase was primarily led by Switching products, which benefited from improvements in the supply environment, and high order book levels at the beginning of the period. Services net revenue increased $47 million, or 27.3%, primarily led by attached support service and our aaS offerings.
Intelligent Edge earnings from operations as a percentage of net revenue increased 13.2 percentage points primarily due to decreases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was primarily due to lower supply chain costs and higher AUPs, moderated by a lower mix of higher-margin support services revenue. Operating expenses as a percentage of net revenue decreased primarily due to our cost containment measures.
Nine months ended July 31, 2023 compared with nine months ended July 31, 2022
Intelligent Edge net revenue increased by $1,137 million, or 42.0% (increased 46.5% on a constant currency basis). Product revenue increased by $1,038 million, or 47.2%, led by higher AUPs of $933 million, or 42.4%, and a volume and product mix effect of $216 million, or 9.8%, moderated by unfavorable currency fluctuations of $111 million. The product revenue increase was led by Switching and wireless local area network products, which benefited from improvements in the supply environment, and high order book levels at the beginning of the period. Services net revenue increased $99 million, or 19.4%, primarily led by our aaS offerings.
Intelligent Edge earnings from operations as a percentage of net revenue increased 11.0 percentage points primarily due to decreases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was primarily due to lower supply chain costs, moderating the decrease was a lower mix of higher-margin support services revenue. Operating expenses as a percentage of net revenue decreased primarily due to our cost containment measures.
Financial Services

	For the three months ended July 31,			For the nine months ended July 31,
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$873	$817	6.9%	$2,604	$2,482	4.9%
Earnings from operations	$73	$96	(24.0)%	$239	$304	(21.4)%
Earnings from operations as a % of net revenue	8.4%	11.8%		9.2%	12.2%
Three months ended July 31, 2023 compared with three months ended July 31, 2022
FS net revenue increased by $56 million, or 6.9% (increased 7.0% on a constant currency basis) due primarily to higher rental revenue from higher average operating leases and higher finance income on finance leases due to a rising interest rate environment.
FS earnings from operations as a percentage of net revenue decreased 3.4 percentage points due to an increase in cost of services as a percentage of net revenue, while operating expenses as a percentage of net revenue were relatively flat. The increase to cost of services as a percentage of net revenue resulted primarily from a combination of higher borrowing costs and higher depreciation expense.
Nine months ended July 31, 2023 compared with nine months ended July 31, 2022
FS net revenue increased by $122 million, or 4.9% (increased 7.3% on a constant currency basis) due primarily to higher rental revenue from higher average operating leases and higher finance income on finance leases due to an increasing interest rate environment, along with higher asset management revenue from lease buyouts, partially offset by unfavorable currency fluctuations.

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
Financing Volume

	For the three months ended July 31,		For the nine months ended July 31,
	2023	2022	2023	2022
	In millions
Financing volume	$1,655	$1,559	$4,923	$4,420
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased by 6.2% and 11.4% for the three and nine months ended July 31, 2023, respectively, as compared to the corresponding prior-year periods, due primarily to higher financing of HPE product sales and services, partially offset by lower financing of third-party product sales and services and unfavorable currency fluctuations.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	July 31, 2023	October 31, 2022
	Dollars in millions
Financing receivables, gross	$9,070	$8,359
Net equipment under operating leases	4,302	4,103
Capitalized profit on intercompany equipment transactions(1)	266	241
Intercompany leases(1)	105	97
Gross portfolio assets	13,743	12,800
Allowance for credit losses(2)	191	222
Operating lease equipment reserve	41	44
Total reserves	232	266
Net portfolio assets	$13,511	$12,534
Reserve coverage	1.7%	2.1%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.9 billion and $11.5 billion as of July 31, 2023 and October 31, 2022, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity as of July 31, 2023 and October 31, 2022 was $1.7 billion and $1.6 billion, respectively.
As of July 31, 2023 and October 31, 2022, FS net cash and cash equivalents balances were approximately $0.7 billion and $0.9 billion, respectively.
Net portfolio assets as of July 31, 2023 increased 7.8% from October 31, 2022. The increase generally resulted from favorable currency fluctuations, along with new financing volume exceeding portfolio runoff during the period.
FS bad debt expense includes charges to general reserves, specific reserves, and write-offs for sales-type, direct-financing, and operating leases. For the three and nine months ended July 31, 2023, FS recorded net bad debt expense of $16 million and $46 million, respectively. For the three and nine months ended July 31, 2022, Financial Services recorded net bad debt expense of $17 million and $62 million, respectively.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
As of July 31, 2023, FS experienced an increase in billed finance receivables compared to October 31, 2022, which included a limited impact to collections from customers in Russia. We are currently unable to fully predict the extent to which our exit from Russia and Belarus businesses may adversely impact future collections of our receivables.
Corporate Investments and Other

	For the three months ended July 31,			For the nine months ended July 31,
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$318	$300	6.0%	$907	$952	(4.7)%
Loss from operations	$(38)	$(31)	22.6%	$(140)	$(66)	112.1%
Loss from operations as a % of net revenue	(11.9)%	(10.3)%		(15.4)%	(6.9)%
Three months ended July 31, 2023 compared with three months ended July 31, 2022
Corporate Investments and Other net revenue increased by $18 million, or 6.0% (increased 7.3% on a constant currency basis), due to Advisory and Professional Services orders strength and the recent acquisition of OpsRamp.
Corporate Investments and Other loss from operations as a percentage of net revenue increased by 1.6 percentage points primarily due to increases in cost of services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of services as a percentage of net revenue was primarily due to higher services delivery costs. The increase in operating expenses as a percentage of net revenue was primarily due to the recent acquisition of OpsRamp.
Nine months ended July 31, 2023 compared with nine months ended July 31, 2022
Corporate Investments and Other net revenue decreased by $45 million, or 4.7% (decreased 0.6% on a constant currency basis), primarily due to unfavorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue increased by 8.5 percentage points due primarily to increases in cost of services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of services as a percentage of net revenue was primarily due to the scale of the net revenue decline driven by unfavorable currency fluctuations, higher services delivery costs and higher variable compensation expense. The increase in operating expenses as a percentage of net revenue was primarily due to higher variable compensation expense.
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
As of July 31, 2023, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

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
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S. as of July 31, 2023. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
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
In connection with the share repurchase program previously authorized by our Board of Directors, we repurchased and settled an aggregate amount of $366 million during the first nine months of fiscal 2023. As of July 31, 2023, we had a remaining authorization of $1.0 billion for future share repurchases. For more information on our share repurchase program, refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds" in Item 2 of Part II.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Liquidity
Our cash, cash equivalents, restricted cash, total debt, and available borrowing resources were as follows:

	As of
	July 31, 2023	October 31, 2022
	In millions
Cash, cash equivalents and restricted cash	$3,132	$4,763
Total debt	13,352	12,465
Available borrowing resources	6,118	6,161
Commercial paper programs(1)	5,099	5,208
Uncommitted lines of credit	$1,019	$953

(1)    The maximum aggregate borrowing amount of the commercial paper programs and revolving credit facility is $5.75 billion.
The following tables represent the way in which management reviews cash flows:

	For the nine months ended July 31,
	2023	2022
	In millions
Net cash provided by operating activities	$1,585	$1,557
Net cash used in investing activities	(3,186)	(1,224)
Net cash used in financing activities	(168)	(216)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	138	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,631)	$117
Free cash flow	$(83)	$(201)
Operating Activities
For the nine months ended July 31, 2023, net cash provided by operating activities increased by $28 million, as compared to the corresponding period in fiscal 2022. The increase was primarily due to unfavorable hedging positions, the prior-year period containing higher cash payouts for variable compensation, favorable impacts from other assets and liabilities, and higher cash generated from earnings, moderated by unfavorable working capital primarily resulting from higher vendor payments and an increase in financing receivables.
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	July 31, 2023	October 31, 2022	Change	July 31, 2022	October 31, 2021	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	44	47	(3)	44	49	(5)	—
Days of supply in inventory ("DOS")	91	88	3	110	82	28	(19)
Days of purchases outstanding in accounts payable ("DPO")	(112)	(149)	37	(136)	(128)	(8)	24
Cash conversion cycle	23	(14)	37	18	3	15	5
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three-month period in fiscal 2022, the DSO remained flat.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2022, the decrease in DOS in the current period was primarily due to lower levels of inventory resulting from a reduction in our order book positions and a lower replenishment of materials.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2022, the decrease in DPO in the current period was primarily due to lower inventory purchases during the current period.
Investing Activities
For the nine months ended July 31, 2023, net cash used in investing activities increased by $2.0 billion, as compared to the corresponding period in fiscal 2022. The increase was primarily due to higher cash utilized in net financial collateral activities of $1.0 billion, payments made in connection with business acquisitions of $0.8 billion, and lower proceeds from maturities and sales of investments, net of purchases of $0.2 billion, as compared to the prior-year period.
Financing Activities
For the nine months ended July 31, 2023, net cash used in financing activities decreased by $48 million, as compared to the corresponding period in fiscal 2022. This was primarily due to an increase in proceeds from debt, net of issuance costs of $1.4 billion, offset by higher repayments of debt and short-term borrowings of $1.3 billion, as compared to the prior-year period.
Free Cash Flow
Free cash flow (“FCF”) represents cash flow from operations less net capital expenditures (investments in property, plant and equipment ("PP&E") less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. For the nine months ended July 31, 2023, FCF increased by $118 million, as compared to the corresponding period in fiscal 2022. The increase was due to a favorable currency impact on cash, cash equivalents, and restricted cash, as compared to the prior-year period. For more information on our FCF, refer to the section entitled "GAAP to non-GAAP Reconciliations" included in this MD&A.
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
Significant funding and liquidity activities for the nine months ended July 31, 2023 were as follows:
Debt Issuances:
•In March 2023 and June 2023, we issued $1.3 billion and $250 million, respectively, of 5.9% Senior Notes due October 1, 2024

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
•In March 2023, we issued $400 million of 6.102% Senior Notes due April 1, 2026
•In March and April 2023, we issued $643 million of asset-backed debt securities in five tranches with a weighted average interest rate of 5.593% and final maturity date of April 2028
•In June 2023, we issued $550 million of 5.25% Senior Notes due July 1, 2028
Debt Repayments:
•In April 2023, we repaid $1.0 billion of 2.25% fixed rate Senior Notes
•During the nine months ended July 31, 2023, we repaid $1.3 billion of the outstanding asset-backed debt securities.
As of July 31, 2023 and October 31, 2022, no borrowings were outstanding under our $4.75 billion revolving credit facility. For the nine months ended July 31, 2023, we drew and repaid $0.4 billion under the revolving credit facility.
As of July 31, 2023 and October 31, 2022, no borrowings were outstanding under the Parent Programs. As of July 31, 2023 and October 31, 2022, $651 million and $542 million, respectively, were outstanding under our subsidiary’s program. For the nine months ended July 31, 2023, we issued $6.0 billion and repaid $5.9 billion of commercial paper. For further information on our capital resources, see Note 12, "Borrowings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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
Retirement Benefit Plan Funding
For the remainder of fiscal 2023, we anticipate making contributions of approximately $41 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.
Restructuring Plans
As of July 31, 2023, we expect to make future cash payments of approximately $310 million in connection with our approved restructuring plans, which includes $170 million expected to be paid through the remainder of fiscal 2023 and $140 million expected to be paid thereafter. For more information on our restructuring activities, see Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Uncertain Tax Positions
As of July 31, 2023, we had approximately $292 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $26 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, "Taxes on Earnings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
GAAP to non-GAAP Reconciliations
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the three months ended July 31,				For the nine months ended July 31,
	2023		2022		2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP net revenue	$7,002	100%	$6,951	100%	$21,784	100%	$20,625	100%
GAAP cost of sales	4,492	64.2%	4,555	65.5%	14,104	64.7%	13,712	66.5%
GAAP gross profit	2,510	35.8%	2,396	34.5%	$7,680	35.3%	6,913	33.5%
Non-GAAP adjustments
Amortization of initial direct costs	—	—%	1	—%	—	—%	3	—%
Stock-based compensation expense	9	0.1%	9	0.1%	38	0.1%	38	0.2%
Disaster (recovery) charges	(3)	—%	6	0.1%	(3)	—%	111	0.6%
Non-GAAP gross profit	$2,516	35.9%	$2,412	34.7%	$7,715	35.4%	$7,065	34.3%
Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the three months ended July 31,				For the nine months ended July 31,
	2023		2022		2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP earnings from operations	$471	6.7%	$466	6.7%	$1,582	7.3%	$1,121	5.4%
Non-GAAP Adjustments:
Amortization of initial direct costs	—	—%	1	—%	—	—%	3	—%
Amortization of intangible assets	72	1.0%	73	1.1%	216	1.0%	220	1.1%
Transformation costs	65	0.9%	80	1.2%	227	1.0%	289	1.4%
Disaster (recovery) charges	(2)	—%	36	0.5%	2	—%	160	0.8%
Stock-based compensation expense	91	1.3%	64	0.9%	357	1.6%	306	1.5%
Acquisition, disposition and other related charges	21	0.3%	9	0.1%	51	0.2%	25	0.1%
Non-GAAP earnings from operations	$718	10.3%	$729	10.5%	$2,435	11.2%	$2,124	10.3%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	For the three months ended July 31,				For the nine months ended July 31,
	2023		2022		2023		2022
	Dollars	Diluted Net Earnings per Share	Dollars	Diluted Net Earnings per Share	Dollars	Diluted Net Earnings per Share	Dollars	Diluted Net Earnings per Share
	Dollars in millions
GAAP net earnings	$464	$0.35	$409	$0.31	$1,383	$1.05	$1,172	$0.88
Non-GAAP Adjustments:
Amortization of initial direct costs	—	—	1	—	—	—	3	—
Amortization of intangible assets	72	0.05	73	0.05	216	0.16	220	0.17
Transformation costs	65	0.05	80	0.06	227	0.17	289	0.22
Disaster (recovery) charges	(2)	—	36	0.03	2	—	160	0.12
Stock-based compensation expense	91	0.07	64	0.05	357	0.28	306	0.22
Acquisition, disposition and other related charges	21	0.02	9	0.01	51	0.04	25	0.02
Tax indemnification and related adjustments	(45)	(0.03)	30	0.02	(50)	(0.04)	47	0.04
Non-service net periodic benefit cost (credit)	3	—	(34)	(0.03)	2	—	(106)	(0.08)
Earnings from equity interests(1)	2	—	8	0.01	16	0.01	42	0.03
Adjustments for taxes	(32)	(0.02)	(47)	(0.03)	(52)	(0.04)	(249)	(0.18)
Non-GAAP net earnings	$639	$0.49	$629	$0.48	$2,152	$1.63	$1,909	$1.44

(1) Represents the amortization of basis difference adjustments related to H3C. For the nine months ended July 31, 2023, the Company's portion of intangible asset impairment charges from H3C of $8 million are also included.
Reconciliation of net cash provided by operating activities to free cash flow.

	For the three months ended July 31,		For the nine months ended July 31,
	2023	2022	2023	2022
	In millions
Net cash provided by operating activities	$1,525	$1,254	$1,585	$1,557
Investment in property, plant and equipment	(671)	(773)	(2,153)	(2,122)
Proceeds from sale of property, plant and equipment	102	106	347	364
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	—	138	—
Free cash flow	$955	$587	$(83)	$(201)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Use of Non-GAAP Financial Measures
The non-GAAP financial measures presented are net revenue on a constant currency basis (including at the business segment level), non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP earnings from operations, non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue), non-GAAP income tax rate, non-GAAP net earnings, non-GAAP diluted net earnings per share, and FCF. These non-GAAP financial measures are not computed in accordance with, or as an alternative to, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to net revenue on a constant currency basis is net revenue. The GAAP measure most directly comparable to non-GAAP gross profit is gross profit. The GAAP measure most directly comparable to non-GAAP gross profit margin is gross profit margin. The GAAP measure most directly comparable to non-GAAP earnings from operations is earnings from operations. The GAAP measure most directly comparable to non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) is operating profit margin (earnings from operations as a percentage of net revenue). The GAAP measure most directly comparable to non-GAAP income tax rate is income tax rate. The GAAP measure most directly comparable to non-GAAP net earnings is net earnings. The GAAP measure most directly comparable to non-GAAP diluted net earnings per share is diluted net earnings per share. The GAAP measure most directly comparable to FCF is cash flow from operations.
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
•Disaster (recovery) charges are primarily related to the exit of our businesses in Russia and Belarus, and include credit losses of financing and trade receivables, employee severance and abandoned assets. Disaster (recovery) charges also include direct costs or recovery of these costs related to COVID-19 as a result of Hewlett Packard Enterprise-hosted, co-hosted, or sponsored event cancellations and subsequent shift to a virtual format. While we present various items as

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Disaster (recovery) charges, we exclude Disaster (recovery) charges from these non-GAAP measures as the specific charges are non-recurring charges and not indicative of the operational performance of our business.
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
Non-GAAP net earnings and non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges mentioned above, as well as other items such as tax indemnification and related adjustments, non-service net periodic benefit cost (credit), earnings from equity interests, and adjustments for taxes. The Adjustments for taxes line item includes certain income tax valuation allowances and separation taxes, the impact of tax reform, structural rate adjustment, excess tax benefit from stock-based compensation, and adjustments for additional taxes or tax benefits associated with each non-GAAP item. In addition to the items previously explained, management excludes these items for the following reasons:
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
•Non-service net periodic benefit cost (credit) includes certain market-related factors such as (i) interest cost, (ii) expected return on plan assets, (iii) amortization of prior plan amendments, (iv) amortized actuarial gains or losses, (v) the impacts of any plan settlements/curtailments and (vi) impacts from other market-related factors associated with our defined benefit pension and post-retirement benefit plans. These market-driven retirement-related adjustments are primarily due to the change in pension plan assets and liabilities which are tied to financial market performance. We

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
exclude these adjustments for purposes of calculating non-GAAP measures and consider them to be outside the operational performance of the business.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 15, "Litigation, Contingencies, and Commitments".
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2022, and Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal period ended April 30, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased and Settled as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (May 2023)	2,302	$14.21	2,302	$1,173,751
Month 2 (June 2023)	8,902	15.46	8,902	1,036,148
Month 3 (July 2023)	956	17.10	956	$1,019,803
Total	12,160	$15.35	12,160
As of July 31, 2023, the Company had a remaining authorization of $1.0 billion for future share repurchases.

Item 5. Other Information
Trading Plans
During the fiscal quarter ended July 31, 2023, the following trading plans were adopted or terminated by our directors or officers, as applicable:

Name & Title	Date of Adoption / Termination	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased/Sold Pursuant to Trading Arrangement	Duration of Plan(2)
Tom Black	Adopted June 6, 2023	Rule 10b5-1(c) Trading Arrangement	Up to 191,788 shares to be sold	September 7, 2023-May 30, 2024
EVP, General Manager, Storage
Gerri Gold	Adopted June 7, 2023	Rule 10b5-1(c) Trading Arrangement	Up to 27,565 shares to be sold	September 7, 2023-March 6, 2024
EVP, President and CEO, HPE Financial Services
Alan May	Adopted June 2, 2023	Rule 10b5-1(c) Trading Arrangement	Up to 343,016 shares to be sold	September 7, 2023-December 8, 2023
EVP, Chief People Officer
Phil Mottram	Adopted June 2, 2023	Rule 10b5-1(c) Trading Arrangement	Up to 98,650 shares to be sold	December 18, 2023-June 7, 2024
EVP, General Manager, Intelligent Edge
Antonio Neri	Adopted June 7, 2023	Rule 10b5-1(c) Trading Arrangement	Up to 434,884 shares to be sold	September 7, 2023-December 8, 2023
President and Chief Executive Officer

(1)    Each trading arrangement marked as a “Rule 10b5-1(c) Trading Arrangement” is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended (the “Rule”).
(2)    Each trading arrangement marked as a “Rule 10b5-1(c) Trading Arrangement” only permits transactions after the indicated duration start date and, in any case, upon expiration of the applicable mandatory cooling-off period under the Rule, and until the earlier of the indicated duration end date or completion of all sales contemplated in the Rule 10b5-1(c) Trading Arrangement.
Exchange Act Section 13(r) Disclosure
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
On April 15, 2021, the U.S. Government issued an executive order on Blocking Property with Respect to Specified Harmful Foreign Activities of the Government of the Russian Federation (“Executive Order 14024”), implementing additional U.S. sanctions against the Russian government and against Russian actors that threaten U.S. interests, including certain technology companies that support the Russian Intelligence Service. The U.S. Secretary of the Treasury designated Pozitiv Teknolodzhiz, AO (“Positive Technologies”) under Executive Order 14024 and Executive Order 13382. HPE Russia had dealings with Positive Technologies prior to its designation. Following the sanctions designation, HPE Russia immediately initiated procedures to terminate its relationship with Positive Technologies. HPE does not plan to engage in any further transactions with this entity, except wind down activities that are authorized by OFAC going forward. HPE Russia continues to have blocked property associated with Positive Technologies. No action will be taken unless and until a license is received from OFAC authorizing collection of the property. There are no identifiable gross revenues or net profits associated with HPE’s activities related to Positive Technologies for this reporting period.

For a summary of our revenue recognition policies, see "Revenue Recognition" described in Note 1, "Overview and Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
Item 6. Exhibits.
The Exhibit Index beginning on page 64 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc., and Nimble Storage, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

2.16	Employee Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation,	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.18	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Canopy Merger Sub, Inc., and Cray Inc.	8-K	001-37483	2.1	May 17, 2019
2.27	Agreement and Plan of Merger, dated as of July 11, 2020, by and among Hewlett Packard Enterprise Company, Santorini Merger Sub, Inc., Silver Peak Systems, Inc., and certain other parties thereto	8-K	001-37483	2.1	July 13, 2020
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Amended and Restated Bylaws effective October 31, 2015	8-K	001-37483	3.2	November 5, 2015
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015

4.3	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.4	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.5	Fifteenth Supplemental Indenture, dated as of April 9, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.450% notes due 2023	8-K	001-37483	4.2	April 9, 2020
4.6	Seventeenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.450% notes due 2024	8-K	001-37483	4.2	July 17, 2020
4.7	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.8	Nineteenth Supplemental Indenture, dated as of March 21, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.900% notes due 2024	8-K	001-37483	4.2	March 21, 2023
4.9	Twentieth Supplemental Indenture, dated as of March 21, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 6.102% notes due 2026	8-K	001-37483	4.3	March 21, 2023
4.10	Twenty-First Supplemental Indenture, dated as of June 14, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.250% notes due 2028	8-K	001-37483	4.3	June 14, 2023
4.11	Registration Rights Agreement, dated as of October 9, 2015, by and among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.12	Form of Subordinated Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.13	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.16	December 10, 2020
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022
10.4	Amendment No. 2 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 6, 2023
10.5	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015

10.6	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.7	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.8	Form of Performance-Contingent Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.9	Form of Performance-Adjusted Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.10	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.11	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-216481	4.3	March 6, 2017
10.12	Nimble Storage, Inc. 2008 Equity Incentive Plan, as amended*	S-8	333-217349	4.3	April 18, 2017
10.13	SimpliVity Corporation 2009 Stock Plan*	S-8	333-217438	4.3	April 24, 2017
10.14	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.15	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.16	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.17	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.18	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)	10-Q	001-37483	10.29	September 4, 2018
10.19	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September 4, 2018
10.20	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.21	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.22	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.23	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.24	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.25	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.26	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.3	October 29, 2020
10.27	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.28	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.29	2021 Stock Incentive Plan – Form of Performance-Adjusted Restricted Stock Units Grant Agreement*	10-K	001-37483	10.31	December 10, 2021
10.30	Five-Year Credit Agreement dated as of December 10, 2021 among Hewlett Packard Enterprise Company, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent	10-Q	001-37483	10.33	March 3, 2022

10.31	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2022)*	10-K	001-37483	10.31	December 8, 2022
10.32	2021 Stock Incentive Plan - Form of Non-Employee Director Restricted Stock Units Grant Agreement (for grants beginning April 2023)*‡	10-Q	001-37483	10.32	June 2, 2023
10.33	OpsRamp, Inc. 2014 Equity Incentive Plan*‡	10-Q	001-37483	10.33	June 2, 2023
10.34	Put Share Purchase Agreement, dated May 26, 2023, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (portions omitted pursuant to Regulation S-K Item 601(b)(10)(iv))‡	10-Q	001-37483	10.34	June 2, 2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ Jeremy K. Cox
Jeremy K. Cox Senior Vice President, Chief Financial Officer, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer (Principal Financial Officer and Authorized Signatory)
Date: September 1, 2023