Form 10-K
period 2023-10-31
Hewlett Packard Enterprise Co
filed 2023-12-22
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2023
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $18,427 million based on the last sale price of common stock on April 30, 2023.
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of December 11, 2023 was 1,300 million shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2023 are incorporated by reference into Part III of this Report.
III

.

Table of Content

Hewlett Packard Enterprise Company
Form 10-K
For the Fiscal Year ended October 31, 2023

Table of Content

Forward-Looking Statements
This Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries (“Hewlett Packard Enterprise”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words “believe,” “expect,” “anticipate,” “intend,” “will,” “estimates,” “may,” “likely,” “could,” “should” and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any anticipated financial or operational benefits associated with the recent segment realignment; any projections, estimations, or expectations of revenue, margins, expenses (including stock-based compensation expenses), investments, effective tax rates, interest rates, the impact of tax law changes and related guidance and regulations, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections or estimations of orders, including as-a-service orders; any projections of the amount, execution, timing, and results of any transformation or impact of cost savings, restructuring plans, including estimates and assumptions related to the anticipated benefits, cost savings, or charges of implementing such transformation and restructuring plans; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution of corporate transactions or contemplated acquisitions and dispositions (including disposition of our H3C shares and the receipt of proceeds therefrom), research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to products or services; any statements concerning technological and market trends, the pace of technological innovation, and adoption of new technologies, including artificial intelligence and other products and services offered by Hewlett Packard Enterprise; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and its financial performance, including but not limited to demand for our products and services, and access to liquidity due to financial sector volatility, and our actions to mitigate such impacts to our business; the scope and curation of outbreaks, epidemics, pandemics, or public health crises, and the ongoing conflicts between Russia and Ukraine and Israel and Hamas, our actions in response thereto, and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any statements regarding future regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, and governance issues; any statements regarding pending investigations, claims, or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to supply chain constraints, the inflationary environment, the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, and the relationship between China and the U.S.; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including from public health crises, such as pandemics or epidemics, and geopolitical events, such as, but not limited to, those mentioned above); the development of and transition to new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends (including the desirability of a unified hybrid cloud offering); the execution of Hewlett Packard Enterprise’s ongoing transformation and mix shift of its portfolio of offerings; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from macroeconomic or geopolitical events, such as, but not limited to, those mentioned above; the prospect of a shutdown of the U.S. federal government; the hiring and retention of key employees; the execution, integration, consummation, and other risks associated with business combination, disposition, and investment transactions; the impact of changes to privacy, cybersecurity, environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims, and disputes; the impacts of tax law changes and related guidance or regulations; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this report and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content

PART I
ITEM 1. Business
We are a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze and act upon data seamlessly from edge to cloud. We enable customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Our customers range from small-and-medium-sized businesses (“SMBs”) to large global enterprises and governmental entities. Our legacy dates back to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers.
We use the terms “Hewlett Packard Enterprise,” “HPE,” “the Company,” “we,” “us,” and “our” to refer to Hewlett Packard Enterprise Company.
Our Strategy
Over the last several years, new megatrends around edge, cloud, data, and artificial intelligence (“AI”) have emerged to shape customer expectations for enterprise technology. First, data at the edge is increasing exponentially, driven by the proliferation of devices that require secure connectivity to enable reliable digital experiences. Second, enterprises need a cloud experience everywhere to manage data and workloads wherever they live across a distributed enterprise. Third, data growth is creating countless new opportunities to generate meaningful business insights. Finally, HPE is seeing an immense demand shift in AI as customers realize the fundamental potential of the technology to deliver business transformation. Customer response to these megatrends was accelerated by the pandemic and the increasing pace of technological innovation.
In concert with these trends, enterprises are consuming their technology differently. Increasingly, customers want to digitally transform while preserving capital and eliminating operating expense by paying only for the information technology (“IT”) they use.
The megatrends are ushering in long-lasting changes to IT, including accelerating hybrid multi-cloud adoption. Customers across industry verticals are interested in unifying all the applications and data with a consistent cloud experience.
Customers also want to better extract value from their growing stores of rapidly evolving data, knowing that actionable insights from data are critical to deliver business transformations. Data is becoming more unstructured, more time-sensitive and more distributed. Frequently, data is siloed and spread across different multi-gen IT systems, often trapped in critical legacy architecture. Many organizations cannot adequately gain insights from their data at the edge or face cloud migration challenges because of their legacy applications. Customers need a data-first modernization approach across edge to data center to cloud.
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
Our solutions across connectivity, cloud, and data are delivered as-a-service (“aaS”) through the HPE GreenLake edge-to-cloud platform across our Intelligent Edge, Compute, High Performance Computing & Artificial Intelligence (“HPC & AI”), and Storage business segments. Financial Services complements our solution offerings by helping customers unlock financial capacity.
We recognize the AI market will be driven by computational capability, data-intensive workloads, and the need for specialized architecture; thus, we are targeting three areas: supercomputing, AI infrastructure, and AI platform software. We believe that we are differentiated from our competition in the ability to capture significant value from the growing AI market through our intellectual property portfolio, trusted expertise, and long-term sustained market leadership in supercomputing.

Table of Content

Human Capital Resources
At HPE we are united by our purpose, which is to advance the way people live and work. We believe technology’s greatest promise lies in its potential for positive change. This is the guidepost for each decision we make at HPE. We believe it not only helps guide our contribution to society, but also makes good business sense. Our company always strives to be an engine of innovation, and our approximately 62,000 employees as of October 31, 2023, are proud of the ways our technology enables our customers to achieve meaningful outcomes like curing disease, modernizing farming, addressing world-hunger, and democratizing transportation through autonomous vehicles.
Our Culture - We recognize the critical importance of talent and culture to the success of HPE and our ability to fulfill our purpose. We are passionate about the values that drive our success, which is why we believe in investing in our team members and in the communities where we live and work. We have identified four key cultural beliefs that guide how we lead on a daily basis: accelerating what’s next, bold moves, the “power of yes we can,” and being a force for good. We embed these beliefs in a deep-rooted DNA that puts customers first, enabling us to partner, innovate, and act with integrity. HPE has remained committed to its focus on internalizing these values into a vibrant culture that creates a superior team member experience and a highly engaged workforce, driving improvements across our communications, our reward programs, our talent/performance programs, and our work environment. Through such efforts, we aim to foster a collaborative, inclusive, and inspiring experience for all our team members and to make HPE a destination for talent while driving high-performance and growth opportunities for our team members, and innovation and excellence for our customers. In the midst of the above, we continually seek feedback from our team members to better understand and improve their experiences and identify opportunities to continually strengthen our culture. Our most recent global engagement survey shows how these intentional efforts are making a difference, with an 86% response rate and our overall Employee Engagement Index, an index designed to capture team member engagement, measuring 83%. More than 84% of those who responded would recommend HPE as a great place to work, and 88% say they are proud to work for HPE.
Diversity, Equity, and Inclusion (“DEI”) - We are committed to creating an unconditionally inclusive workplace and to capturing the ideas and perspectives that advance the way we live and work by enabling our workforce, customers, and communities to succeed in the digital age. This is because, by harnessing the potential of our technologies and our team members, we can fuel innovation, drive transformational changes, and be a force for good. Annual aspirational goals are set to drive consistent representation in the recruiting pipeline in line with market availability across all demographics. At the close of fiscal 2023, the representation of worldwide female executives in our workforce had increased 1.9 percentage points since the prior year, with increased representation at every level in worldwide female team members. We also increased our year-over-year representation of underrepresented minorities in the U.S. by 2.3 percentage points overall. We are committed to delivering on our focus on equity, as well, by taking a data-led approach at various points across the team member lifecycle to evaluate and improve our diversity, equity, and inclusion efforts. The DEI index within our annual global engagement survey continued to reveal strong engagement scores across our ethnically diverse team members. The leadership standards clearly articulate that all people leaders are expected to continuously develop their inclusive leadership acumen. Our Board, Chief Executive Officer (“CEO”), and Executive Committee are expected to, and do in fact, model high standards for DEI and are leading sustainable change through strong governance and oversight. We have also been committed to advancing transparency, by publicly disclosing further information and data on diversity, equity, and inclusion at HPE, including the Equal Employment Opportunity report data, since 2018.
Talent - We invest heavily in an effort to attract, develop, and retain the best talent. We are committed to developing team members at all stages of their careers, and we do this by communicating a clear purpose and strategy; setting transparent goals; driving accountability; continuously assessing, developing, and advancing talent; and advancing a leadership-driven talent strategy. The dynamism of our industry and our company enables team members to grow in their current roles and build new skills. Over the past year, our approximately 62,000 team members completed over 820,700 online and instructor-led courses across a broad range of categories – leadership; inclusion and diversity; professional skills; technical; and compliance. HPE is deeply committed to identifying and developing the next generation of top-tier leadership with a special focus on diverse and technical talent. We conduct an in-depth annual talent and succession review with our CEO and Executive Committee members. The process focuses on accelerating talent development, strengthening succession pipelines, and advancing diversity representation for our most critical roles.
Pay Equity - We believe people should be paid equitably for what they do and how they do it, regardless of their gender, race, or other personal characteristics. We maintain policies to promote equal pay, and we regularly review our global pay practices with an aim to pay team members in similar roles and locations commensurately with their experience and responsibilities. We partner with independent third-party experts to conduct annual pay assessments and identify unexplained gaps between our present state and our goal of equitable pay treatment for all team members. Where these reviews identify such gaps at a country-wide level, we adjust compensation to eliminate the gap. As a result of our efforts, our most recent pay equity review demonstrated that we have achieved pay parity for base compensation and bonus targets between male and female team

Table of Content

members in the U.S. (including among underrepresented ethnicities), U.K., and India, when accounting for job title, time-in-role, experience, and location. We conduct a number of compensation analyses in other countries to provide competitive and equitable pay and, where permissible, we intend to incorporate similar third-party pay assessments into our existing processes.
Work That Fits Your Life - This global initiative, which was launched in 2019, is an important example of how HPE is investing in our culture and creating a team member experience that aims to make HPE a destination of choice for the best talent in the industry. It includes an industry-leading paid parental leave program (minimum 6 months), part-time work opportunities for new parents or team members transitioning to retirement, and “Wellness Fridays” that allows team members a full Friday off four times per year to focus on their well-being. The HPE Global Wellness Program is a comprehensive program that promotes overall health and well-being by providing team members with programs and resources that offer flexibility built around team member needs while continuing to deliver on critical business results. The program consists of four pillars: physical health, financial well-being, mental and emotional health, and community well-being. Additionally, we offer a hybrid work environment for the majority of our team members, encouraging two days in the office per week for collaboration.
Total Rewards - HPE requires a uniquely talented workforce and is committed to providing total rewards that are market-competitive and performance based, designed to drive innovation and operational excellence. Our compensation programs, practices, and policies reflect our commitment to reward short- and long-term performance that aligns with, and drives stockholder value. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent.
Board Oversight - Our Board of Directors plays an active role in overseeing our human capital management strategy and programs. Our HR and Compensation Committee provides oversight of our human resources and workforce management programs, including but not limited to those related to corporate culture; compensation plans and policies; diversity and inclusion; and talent acquisition, development, and retention.
HPE’s strong and healthy culture is critical to accelerating what’s next for our customers and partners – and the success of our company. We believe that a workforce that is energized and more engaged will fuel our ability to pivot and grow, which will, in turn, power the next chapter at Hewlett Packard Enterprise.
Our Business Segments, Products and Services
Our operations are organized into six reportable business segments: Compute, HPC & AI, Storage, Intelligent Edge, Financial Services, and Corporate Investments and Other. The class of similar product categories within each segment which accounted for more than 10% of our consolidated net revenue in each of the past three years was as follows:
•Fiscal 2023 - Compute products, Intelligent Edge products, HPC & AI products
•Fiscal 2022 - Compute products, Compute services, Intelligent Edge products
•Fiscal 2021 - Compute products, Compute services, Storage products
The Company has one customer which represented 11% of the Company's total net revenue in fiscal 2023, primarily within the Intelligent Edge and Compute segments.
A summary of our net revenue, earnings from operations and assets for our segments can be found in Note 2, “Segment Information,” to our Consolidated Financial Statements in Item 8 of Part II. A discussion of certain factors potentially affecting our operations is set forth in Item 1A, “Risk Factors.”
Compute
Our Compute portfolio consists of both general-purpose servers for multi-workload computing and workload-optimized servers to deliver the best performance and value for demanding applications. This portfolio of products includes our secure and versatile HPE ProLiant rack and tower servers and HPE Synergy, a composable infrastructure for traditional and cloud-native applications. HPE ProLiant servers are the compute foundation for the fastest growing workloads in the industry including AI Inferencing, hyperconverged infrastructure (“HCI”), virtual workspaces, and data management. Compute offerings also include operational and support services and HPE GreenLake for Compute. HPE GreenLake for Compute provides flexible Compute as-a-service IT infrastructure on a consumption basis through the HPE GreenLake edge-to-cloud platform.
HPC & AI
Our HPC & AI business offers integrated systems comprised of software and hardware designed to address High-Performance Computing (“HPC”), Artificial Intelligence (“AI”), Data Analytics, and Transaction Processing workloads for government, research institutions and commercial customers globally.

Table of Content

Our solutions are segmented into the following categories: HPC and Data Solutions. The HPC portfolio of products includes HPE Cray EX, HPE Cray XD (formerly known as HPE Apollo), and Converged Edge Systems (formerly known as Edge Compute) hardware, software, and data management appliances that are often sold as supercomputing systems, including exascale supercomputers (systems that can process 1018 floating point calculations per second), that support data-intensive simulations and large-scale AI applications. The Data Solutions portfolio includes the mission critical compute portfolio and HPE NonStop. The mission critical compute portfolio includes the HPE Superdome Flex and HPE Integrity product lines for critical applications, including large enterprise software applications and data analytics platforms. The HPE NonStop portfolio includes high-availability, fault-tolerant software and appliances that power applications, such as credit card transaction processing that require large scale and high availability. As part of our systems are aligned to the convergence of HPC and AI-at-scale across our industry, HPE offers a suite of software products, including AI-powered technologies designed to play a critical role in turning data into readily available, actionable information to fuel growth and innovation for our customers. Our solutions are focused on enabling customers to develop and deploy AI models, such as Large Language Models (“LLMs”) across training, tuning, and inferencing. These include a software stack needed to prepare data for AI models and then to train those AI models using our open-source machine learning platform.
HPC & AI offerings also include operational and support services, whether sold with our systems or as standalone services. We also offer most of our solutions aaS through the HPE GreenLake edge-to-cloud platform, including HPE GreenLake for LLMs. With offerings that are AI-driven and built for hybrid cloud environments with HPE GreenLake consumption models, we provide the right workload optimized destinations for data and insights development for our customers.
A portion of HPC & AI revenue is generated by sales to government entities, which are subject to the terms and rights for the convenience of the government entity. These terms and rights include in some instances a dependence on the appropriation of future funding and also termination rights contingent upon not achieving certain milestones. For a discussion of certain risks related to contracts with government entities, see “Risk Factors—Contracts with federal, state, provincial, and local governments are subject to a number of challenges and risks that may adversely impact our business” in Item 1A.
Storage
HPE Storage is transforming the customer experience with storage as-a-service and cloud data services through the HPE GreenLake edge-to-cloud platform and data infrastructure to enable customers to simplify IT and unlock greater levels of agility with a cloud operational experience. The customer experience transformation also includes AI and data-driven intelligence with HPE InfoSight and HPE CloudPhysics. Customers can store and serve their data with speed and high availability to applications, further secure and protect their data across hybrid clouds from ransomware and cyber threats, and gain data mobility across private cloud, public cloud, and multi-cloud environments.
Storage provides data storage and data management offerings, which include cloud-native primary storage with the HPE Alletra Storage portfolio, self-service private cloud on-demand with HPE GreenLake for Private Cloud Business Edition; data storage and data management services with HPE GreenLake for Block Storage, and HPE GreenLake for File Storage; disaster recovery and ransomware recovery with Zerto; data protection services with HPE GreenLake for Backup and Recovery; and big data solutions running on the family of HPE Alletra 4000 Data Storage Servers. Storage also provides solutions for unstructured data and analytics workloads, along with traditional tape, disk products, and storage networking. Storage also provides data-driven intelligence with HPE InfoSight and HPE CloudPhysics, along with operational and support services and data management solutions delivered through the HPE GreenLake edge-to-cloud platform.
Intelligent Edge
The Intelligent Edge business is comprised of a portfolio of secure edge-to-cloud solutions operating under the Aruba brand that includes wired and wireless local area network (“LAN”), campus, branch, and data center switching, software-defined wide-area networking, network security, and associated services that enable secure connectivity for businesses of any size. The primary business drivers for Intelligent Edge solutions are work from anywhere environments, mobility, and connectivity for internet-of-things (“IoT”) devices. The insights from data generated at the edge are key to driving new business outcomes and experiences.
The HPE Aruba Networking product portfolio includes hardware products, such as Wi-Fi access points, switches, and gateways. The HPE Aruba Networking software and services portfolio includes cloud-based management, network management, network access control, software-defined wide-area networking, network security, analytics and assurance, location services software, and professional and support services, as well as aaS and consumption models through the HPE GreenLake edge-to-cloud platform for the Intelligent Edge portfolio of products.

Table of Content

We also offer Aruba ESP (or Edge Services Platform), which takes a cloud-native approach to helping customers meet their connectivity, security, and financial requirements across campus, branch, data center, and remote worker environments, covering all aspects of wired, wireless LAN, and wide-area networking.
 Financial Services
Financial Services (“FS”) provides flexible investment solutions, such as leasing, financing, IT consumption, utility programs, and asset management services for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software, and services from Hewlett Packard Enterprise and others. FS also supports financial solutions for on-premise flexible consumption models, such as our HPE GreenLake edge-to-cloud platform. In order to provide flexible services and capabilities that support the entire IT life cycle, FS partners with customers globally to help build investment strategies that enhance their business agility and support their business transformation. FS offers a wide selection of investment solution capabilities for large enterprise customers and channel partners, along with an array of financial options to SMBs and educational and governmental entities.
Corporate Investments and Other
Corporate Investments and Other includes the Advisory and Professional Services (“A & PS”) business, which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities; the Communications and Media Solutions business (“CMS”), which primarily offers software and related services to the telecommunications industry and includes Athonet, which provides private mobile core networks to enterprises and communication services providers; the HPE Software business, which offers the HPE Ezmeral Software Container Platform and HPE Ezmeral Software Data Fabric; OpsRamp which provides a software-as-a-service platform for managed service providers and enterprise IT teams to monitor and manage their cloud and on-premises (“hybrid”) infrastructure; and Hewlett Packard Labs, which is responsible for research and development.
Segment Realignments
Effective November 1, 2023, in order to align our segment financial reporting more closely with our current business structure, we established a new reportable segment, Hybrid Cloud, which includes our historical Storage segment, HPE GreenLake Flex Solutions (which provides flexible as-a-service IT infrastructure through the HPE GreenLake edge-to-cloud platform and was previously reported under Compute and HPC & AI segments), Private Cloud, and Software (previously reported under Corporate Investments and Other segment). Additionally, certain products and services reported in the financial results for the HPC & AI segment through the end of fiscal 2023 will be reported in the Compute and Hybrid Cloud segments, and the recently acquired Athonet business and certain components of our CMS business reported in the financial results for Corporate Investments and Other through the end of fiscal 2023 will be reported in the Intelligent Edge segment. Beginning in the first quarter of fiscal 2024, we will report our results under the realigned six reportable segments.
Our Strengths
We believe that we possess a number of competitive advantages that distinguish us from our competitors, including:
•Edge-to-cloud strategy and solutions uniquely solve customer challenges. As data grows and evolves and enterprises become increasingly distributed, HPE’s edge-to-cloud strategy is uniquely designed to enable customers to securely access, control, and maximize the value of all their workloads and data assets to accelerate business outcomes. The HPE GreenLake edge-to-cloud platform is an open, secure, fully integrated platform that brings a unified experience across the edge, data center, colocation, and cloud. It is automated and easy to consume with capacity available to scale up and down on demand. It offers true pay per use consumption so customers only pay for what they use, and they can have the entire hybrid cloud experience managed for them through our HPE Managed Services offerings.
•Comprehensive portfolio. We have a distinctive and industry leading portfolio of edge-to-cloud solutions and capabilities to help accelerate our customers' digital transformations. We combine our software-defined infrastructure and services capabilities to provide what we believe is the strongest portfolio of enterprise solutions in the IT industry. Our ability to deliver a comprehensive IT strategy and connect our customers' data from edge to cloud, through our high-quality products and high-value consulting and support services in a single package, is one of our principal differentiators.
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

Table of Content

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
•Multi-year innovation roadmap and strong balance sheet. We have been in the technology and innovation business for over 80 years. Our vast intellectual property portfolio and global research and development capabilities are part of a broader innovation roadmap designed to help organizations take advantage of the expanding amount of data available and leverage the latest technology developments such as cloud, artificial intelligence, supercomputing, and cybersecurity to drive business transformations now and in the future. We also have a strong balance sheet and liquidity profile that provide the financial flexibility and speed to take advantage of acquisition opportunities.
•Global distribution and partner ecosystem. We are experts in delivering innovative technological solutions to our customers in complex multi-country, multi-vendor, and/or multi-language environments. We have one of the largest go-to-market capabilities in our industry, including a large ecosystem of channel partners, which enables us to market and deliver our product offerings to customers located virtually anywhere in the world. Our HPE GreenLake edge-to-cloud platform provides open cloud application programming interfaces to our partners, enabling them to better offer their unique solutions to customers.
•Custom financial solutions. Through our FS segment, we help customers create investment capacity to accelerate their transformations by helping them free up capital, capture value from older assets, achieve sustainability goals, invest in new technologies as-a-service, and weather financial volatility. FS is also an enabler of our consumption-based IT models by helping spread our upfront solution costs over the duration of the customer contract. Through Financial Services' Technology Renewal Centers, we are helping customers achieve their own sustainability goals by recovering over 3 million IT assets in fiscal 2022 and refurbishing more than 82% for reuse.
•Experienced leadership team. Our management team has an extensive track record of performance and execution. We are led by our President and Chief Executive Officer, Antonio Neri, who has proven experience in developing transformative business models, building global brands, and driving sustained growth and expansion in the technology industry. Mr. Neri's experience includes more than 25 years combined at HPE and Hewlett-Packard Company (“HP Co.”) in various leadership positions. Our senior management team has many years of experience in our industry and possesses extensive knowledge of and experience in the enterprise IT business and the markets in which we compete.
Sales, Marketing, and Distribution
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
•original equipment manufacturers (“OEMs”) that integrate our products and services with their own products and services, and sell the integrated solution;
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
The mix of our business conducted by direct sales or channel differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing, and distribution efforts accordingly. We are focused on driving the depth and breadth of our coverage, in addition to identifying efficiencies and productivity gains, in both our direct and indirect businesses. This has resulted in a combined go-to-market model, in which we have a direct sales presence in a number of countries, while we sell and deliver our products, solutions, and services through a channel-only model in the remaining countries. In those countries where we have a direct sales presence, we follow a bifurcated sales operational model with separate go-to-market routes for high-velocity, transactional hardware sales, on the one hand and

Table of Content

for services and solutions, on the other hand. Also, we typically assign an account manager to manage relationships across our business with large enterprise customers as well as with large public sector accounts. The account manager is supported by a team of specialists with product and services expertise. For other customers, our businesses collaborate to manage relationships with commercial resellers targeting smaller accounts, both in the commercial and public sector space.
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
Like other participants in the IT industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. From time to time, we experience significant price volatility or supply constraints for certain components that are not available from multiple sources due to certain events taking place where our suppliers are geographically concentrated. When necessary, we are often able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on our gross margin, but does not generally disrupt production. We also acquire component inventory in anticipation of supply constraints, or enter into longer-term pricing commitments with vendors to improve the priority, price, and availability of supply. See “Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage our supplier relationships properly” in Item 1A.
As a result of the pandemic, worldwide demand for electronic components spiked in many different technology sectors, causing industry-wide shortages for many electronic components. While availability for many components is now recovering, some shortages are nevertheless anticipated to persist, primarily as a result of new demand for certain components arising in more diverse sectors without corresponding capacity investments by suppliers to meet the new demand. We continue to rely on proactive inventory buffering measures in order to position ourselves well for availability of those components. We intend to take additional inventory actions as appropriate in alignment to the market demand, and plan to continue leveraging strong partnerships and long-term agreements with our suppliers.
Backlog
Backlog represents the price of orders related to current or prior periods for which work has not been performed or goods have not been delivered as of the reporting period.
The global pandemic resulted in an unprecedented demand for electronic devices, which, coupled with related industry-wide supply constraints and inflationary pressures, led to a challenging supply chain environment. Additionally, the lasting effects of the pandemic continued to play a role with ongoing delays to the global logistics environment. The elevated order book levels we experienced in fiscal 2022 have generally been declining throughout fiscal 2023, as supply chain constraints eased (though challenges still remain) and demand softened unevenly across our portfolio (as a result of improving supply chain dynamics and as customers have been digesting their prior larger orders). Mild improvements to industry-wide supply constraints have helped to ease certain supply chain challenges we encountered in the recent past, including the increased availability of supply and lower material and logistics costs. Material cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost

Table of Content

environment to our pricing actions and, consequently, our operating results. Logistics costs continued to decrease from previously elevated levels as a result of declines in both expedited shipments and overall rate costs in the freight network.
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
A summary of our domestic and international results is set forth in Note 2, “Segment Information,” to our Consolidated Financial Statements in Item 8 of Part II. Approximately 64% of our overall net revenue in fiscal 2023 came from sales outside the United States.
For a discussion of certain risks attendant to our international operations, see “Risk Factors—Due to the international nature of our business, political or economic changes and the laws and regulatory regimes applying to international transactions or other factors could harm our future revenue, costs and expenses, and financial condition,” and “Risk Factors—We are exposed to fluctuations in foreign currency exchange rates” in Item 1A of Part I, “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II, and Note 13, “Financial Instruments,” to our Consolidated Financial Statements in Item 8 of Part II.
Research and Development
Innovation is a key element of our culture and critical to our success. Our research and development efforts (“R&D”) are focused on designing and developing products, services, and solutions that anticipate customers' changing needs and desires and emerging technological trends. Our efforts also are focused on identifying the areas where we believe we can make a unique contribution and where partnering with other leading technology companies will leverage our cost structure and maximize our customers' experiences.
Expenditures for R&D were $2.3 billion in fiscal 2023 and $2.0 billion in fiscal 2022 and 2021, respectively. We anticipate that we will continue to have significant R&D expenditures in the future to support the design and development of innovative, high-quality products, services, and solutions to maintain and enhance our competitive position.
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
In HPC & AI, our R&D investments are focused on developing new technology in high-performance networking, liquid cooling, artificial intelligence platforms and its application to LLMs, scalable memory systems, and high-performance storage and data solutions that underpin our differentiated offerings. We also develop high-performance computing and artificial intelligence developer tools and software, cloud-native and scalable cluster management software, and transaction processing software. These R&D efforts are critical to our competitive advantage and enabled our successful delivery of the first exascale supercomputer in the world. HPC & AI also collaborates with an applied research group, Hewlett Packard Labs, where we invest in long-term technological advancements, including artificial intelligence software, advanced systems architectures, networking, and photonics. We also collaborate with government and commercial research institutions and co-invest in many of these areas. The work of Hewlett Packard Labs contributes to a pipeline of technologies we consider for future commercialization, including quantum computing and its relation to high performance computing. All our products are being developed to be delivered in a consumption model, including integration into our HPE GreenLake edge-to-cloud platform, such as the HPE GreenLake for LLMs offering.
In the Storage and data management domains, we continue to evolve the portfolio to bring the cloud operational experience to customers across their hybrid cloud deployment. HPE is focused on helping customers simplify how they manage storage and protect their data and workloads on-premises, at the edge, and in the public cloud. By leveraging the HPE GreenLake edge-to-cloud platform for unified cloud-based management, we have transformed the way customers consume and manage storage, while offering robust data protection and private cloud solutions. In fiscal 2023, we have expanded our storage portfolio to offer software-defined disaggregated storage services that include HPE GreenLake for Block Storage and HPE GreenLake for File Storage. With an increased emphasis on simplifying day-to-day management and cloud data protection, HPE GreenLake for Private Cloud Business Edition delivers unified virtual machine-to-infrastructure management for both on-

Table of Content

premises and public cloud environments. With the addition of HPE GreenLake for Disaster Recovery alongside HPE GreenLake for Backup and Recovery, customers have access to a complete suite of offerings providing cloud data protection.
In Intelligent Edge, we are investing in a broad portfolio of networking and security capabilities, addressing remote-user, branch, campus, data-center, and cloud use-cases. We are expanding our wireless access portfolio to include 4G, LTE, and 5G cellular to complement our leadership position in Wi-Fi, Bluetooth, and Zigbee, with an emphasis on hybrid deployments. We have expanded our security investments with the recent acquisition of Security Service Edge provider Axis Security and are integrating security with our software-defined wide area network (“SD-WAN”) capabilities to deliver a single vendor Secure Access Services Edge solution. Within our Ethernet Switch portfolio, we are investing in new Data Center Networking platforms and features to expand our total addressable market within our core market. We are leveraging the HPE GreenLake edge-to-cloud platform to provide consistent access to our aaS capabilities and to enable new network-as-a-service business models. We are also investing in automation, machine learning, and AI-based network operations to optimize user experience and improve operator efficiency, as exemplified by our cloud-native Aruba Central cloud service that provides manageability for our entire portfolio, including Wireless LAN, Campus & Data Center Switches, and SD-Branch.
In Hewlett Packard Labs, in addition to the aforementioned HPC & AI-related work, we are focused on disruptive innovation and applied research in collaboration with other HPE business groups to deliver differentiated intellectual property. Our innovation agenda is focused on developing technologies in the areas of system architecture, networking, AI, accelerators, quantum computing, silicon photonics, and sustainability. We also continue to invest in our silicon design capability to accelerate the development and delivery of our technology.
For a discussion of risks attendant to our R&D activities, see “Risk Factors—If we cannot successfully execute our go-to-market strategy, including our ongoing transition to an aaS consumption-based business model, our business, and financial performance may suffer” in Item 1A.
Patents
Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. As of October 31, 2023, our worldwide patent portfolio included approximately 13,000 issued and pending patents.
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
For a discussion of risks attendant to intellectual property rights, see “Risk Factors—Our financial performance may suffer if we cannot continue to develop, license or enforce the intellectual property rights on which our businesses depend” and “—Our products and services depend in part on intellectual property and technology licensed from third parties” in Item 1A.
Seasonality
From time to time, the markets in which we sell our products, services, and solutions experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, European sales are often weaker in the summer months. See “Risk Factors—Our uneven sales cycle and supply chain disruptions make planning and inventory management difficult and future financial results less predictable” in Item 1A.
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

Table of Content

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
The competitive environments in which our segments operate are described below:
Compute and Storage businesses operate in the highly competitive enterprise data center infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors are technology vendors, such as Dell Technologies Inc., Super Micro Computer, Inc., Cisco Systems, Inc., Lenovo Group Ltd., International Business Machines Corporation (“IBM”), and NetApp Inc. In certain regions, we also experience competition from local companies and from generically branded or “white-box” manufacturers. Our strategy is to deliver superior products, high-value technology support services, and differentiated integrated solutions that combine our infrastructure, software, and services capabilities. Our competitive advantages include our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
HPC & AI predominantly operates in the market for data-intensive super-computing, analytics, and artificial intelligence. Our primary competitors are compute technology vendors that can design and build solutions that deliver performance scalability and connectivity necessary to handle super-compute and AI workloads, including Dell Technologies Inc., Super Micro Computer, Inc,, Lenovo Group Ltd., IBM, Fujitsu Network Communications, Inc., and Atos Information Technology Incorporated. In our software platform for AI model development and deployment, we both compete and cooperate with cloud service providers and start-up companies that deliver platforms for AI model training, tuning, and inferencing. Similar to the compute space, our strategy is to deliver superior products, high-value technology support services, and differentiated integrated solutions that combine our infrastructure, software, and services capabilities. Our competitive advantages include our deep expertise and capabilities designing and delivering these solutions, broad end-to-end heterogeneous and open solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
Intelligent Edge operates in the highly competitive networking and connectivity infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors are technology vendors, such as Cisco Systems, Inc., Extreme Networks, Inc., Arista Networks Inc, Palo Alto Networks, Fortinet, and Juniper Networks, Inc. Our strategy is to deliver superior enterprise wired and wireless local-area networking components and software, high-value technology support services, and differentiated integrated solutions that combine our infrastructure, software, and services capabilities. Our competitive advantage includes our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
Financial Services. In our financing business, our primary competitors are captive financing companies, such as IBM Global Financing, Dell Financial Services, and Cisco Capital, as well as banks and other financial institutions. Our primary IT Asset Disposition (“ITAD”) competitors are ERI, Ingram Micro, Sage Sustainable Electronics, and Sims Recycling Solutions. We believe our competitive advantage over banks, other financial institutions, and ITAD providers is our ability to bring together our investment solutions with our expertise in managing technology assets. Not only are we able to deliver investment solutions that help customers create unique technology deployments based on specific business needs, but we also help them extract value from existing IT investments while more efficiently managing the retirement of those assets. All of these solutions can help customers accelerate digital transformation, create new budget streams, and meet Circular Economy objectives.
For a discussion of certain risks attendant to these competitive environments, see “Risk Factors—We operate in an intensely competitive industry, and competitive pressures could harm our business and financial performance” in Item 1A.
Environmental Sustainability
Living Progress - Living Progress is our business strategy for creating sustainable IT solutions that meet the technology demands of the future, while advancing the way people live and work. This strategy underpins our commitment to the environmental, social, and governance (“ESG”) factors most important to stakeholders. Our edge-to-cloud strategy helps our customers transform and digitize their business while reducing the environmental footprint of HPE and our customers. A legacy of ESG leadership increases our competitiveness and differentiates us in the marketplace by helping our customers achieve not only their business objectives, but also their sustainability goals. The HPE Board of Directors, including through its committees, provides oversight of our ESG strategy, risks, practices, policies, and disclosures, to support integration with our core business strategy.
Sustainable Value Creation - Sustainability performance is a core business discipline within HPE. Our Living Progress strategy and sustainability programs are key to our lasting relationships with our customers, and our sustainability credentials

Table of Content

provide us with a competitive advantage in the market, support talent acquisition and retention, and enable ongoing access to global markets.
HPE has committed to becoming a net-zero enterprise by 2040, with intermediate targets set across our value chain for 2030. These climate targets are approved by the Science Based Target initiative and align with the latest climate science. Our commitment is supported by our Net-Zero Roadmap, which defines the levers we plan to prioritize to enable us to deliver on our near- and long-term carbon emissions reduction targets and outlines key assumptions with respect to our reduction targets.
In 2023, the majority of our greenhouse gas emissions (“GHG”) resulted from our customers' use of our products and solutions. We recognize the opportunity to innovate technologies for a carbon-constrained world and are committed to delivering products and services that empower our customers to reduce the carbon footprints of their IT estates while also gaining maximum productivity from their IT investments and reducing costs. For instance, in 2023, HPE launched a portfolio of new and enhanced sustainable IT services to enable IT to run more sustainably from the data center to the workload.
To enable market access across the globe and aid customers in selecting more sustainable IT solutions, many of our products are certified by eco-labels such as Electronic Product Environment Assessment Tool, TCO Certified, Energy STAR, China SEPA and the China Energy Conservation Program.
Supply Chain Responsibility and Human Rights
We manage our supply chain to help reduce risk, improve product quality, achieve environmental and social goals, and improve overall performance and value creation for our customers, partners, and suppliers. Building upon the successful launch of our supply chain data management software, we have granted access to suppliers representing 80% by production spend to visualize their company-specific emissions data and the ability to track progress toward their publicly stated emissions reduction goals. In 2023, we participated in the Responsible Business Alliance pilot of an Environmental Management Tool (“EMT”) to request primary GHG emissions data from a small number of our suppliers using third-party software. The EMT enables all suppliers to disclose their GHG emissions, reduction targets, and reporting and verification statuses to their customers in a consolidated, industry-standard survey, increasing ESG transparency, maturity, and data availability.
We are conscious of the importance of the responsible use of our products. In an effort to prevent intended and unintended harm, we continue to consider who purchases our offerings and how they are used by, among other things, limiting features, including responsible use clauses, monitoring for risk of alternate end uses, and promoting deployment of AI with safeguards, such as user training and ongoing checks and refinement to mitigate bias and improve accuracy.
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
We are also committed to the responsible and ethical development and deployment of new technologies to advance how we live and work, and we continue to build on our existing responsible development work, particularly in relation to AI. We have an executive level AI Ethics Responsibility Committee and an operational AI Ethics Working Group, through which we aim to align the development, deployment, and use of AI with HPE's AI Ethical Principles, promoting privacy-enabled and secure, human focused, inclusive, robust, and responsible use of AI.
In 2022, we refined our approach to assessing ethical AI and rolled out AI Ethical Principles training. In 2023, we further advanced this initiative by launching three new sub-committees to help us operationalize our principles for: Products (AI we develop), Processes (AI we source to use), and Partnerships (AI we source to incorporate into our solutions).
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

Table of Content

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
Environment
Our products and operations are, or may in the future be, subject to various federal, state, local, and foreign laws and regulations concerning the environment, including, among others, laws addressing the discharge of pollutants into the air and water; supply chain due diligence, and sustainability, environment and emissions-related reporting; the management, movement, and disposal of hazardous substances and wastes and the clean-up of contaminated sites; product compliance and safety, such as repairability, chemical composition, packaging and labeling; energy consumption of our products and services; and the manufacture and distribution of chemical substances. We proactively evaluate, and at times replace materials in our products and supply chain, taking into account, among other things, published lists of substances of concern, new and upcoming legal requirements, customer preferences and scientific analysis that indicates a potential impact to human health or the environment. We are also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including servers and networking equipment, subject to certain repairability requirements or financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products (sometimes referred to as “product take-back legislation”). We are also subject to standards set by public and private entities related to sustainability issues such as energy consumption, carbon emissions, reusing or recycling. Finally, as climate change and other environmental-related laws, regulations, treaties, and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. In the event our products are impacted by these laws or standards, our products could be restricted from entering certain jurisdictions or from being procured by certain governments or private companies, and we could face other sanctions, including fines. However, we believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that our technology can be used to address climate change and other environmental-related issues, and to facilitate compliance with related laws, regulations and treaties. We are committed to maintaining compliance with all environmental and environmental-related laws applicable to our operations, products and services, and to reducing our environmental impact across all aspects of our business. We support this commitment with a range of comprehensive policies, including relating to environmental, health and safety, climate, water, and electronic waste; a strict environmental management of our operations and worldwide environmental programs and services; an extensive supply chain responsibility program; and an approach to ethical standards and strong governance that are the foundations of our business.
Global Trade
As a global company, the import and export of our products and services are subject to laws and regulations including international treaties, U.S. export controls and sanctions laws, customs regulations, and local trade rules around the world. Such laws, rules, and regulations may delay the introduction of some of our products or impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals, or the need to comply with domestic preference programs, laws concerning transfer and disclosure of sensitive or controlled technology or source code, unique technical standards, localization mandates, and duplicative in-country testing and inspection requirements. The consequences of any failure to comply with domestic and foreign trade regulations could limit our ability to conduct business globally. We continue to support open trade policies that recognize the importance of integrated cross-border supply chains that will continue to contribute to the growth of the global economy and measures that standardize compliance for manufacturers to ensure that products comply with safety and security requirements.
For a discussion of the risks associated with government regulations that may materially impact us, see “Regulatory and Government Risks” within “Risk Factors” in Item 1A.
Additional Information
Itanium is a trademark of Intel Corporation or its subsidiaries.

Table of Content

Information about our Executive Officers
The following are our current executive officers:

Name	Age	Position
Antonio Neri	56	President and Chief Executive Officer
John F. Schultz	59	Executive Vice President, Chief Operating and Legal Officer
Alan May	65	Executive Vice President and Chief People Officer
Gerri A. Gold	65	Executive Vice President, President and Chief Executive Officer, HPE Financial Services
Fidelma Russo	60	Executive Vice President, Chief Technology Officer, and General Manager of Hybrid Cloud
Justin Hotard	49	Executive Vice President, General Manager of HPC & AI
Neil B. MacDonald	55	Executive Vice President, General Manager of Compute
Philip J. Mottram	55	Executive Vice President, General Manager of Intelligent Edge
Jeremy K. Cox	46	Senior Vice President, Chief Financial Officer, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer
Kirt P. Karros	54	Senior Vice President, Treasurer and Investor Relations

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
Gerri A. Gold; Executive Vice President, President and Chief Executive Officer, HPE Financial Services
Ms. Gold has served as Executive Vice President, President and Chief Executive Officer of HPE Financial Services since February 2023. In this role, she leads HPE Financial Services, the global financing and asset management organization that supports HPE’s edge-to-cloud strategy, and helps customers and partners accelerate their transformation. From May 2018 to February 2023, she served as the Senior Vice President and Chief Operating Officer of HPE Financial Services, and from

Table of Content

August 2015 to May 2018, as the Vice President Global Accounts, Sales, Marketing and Managing Director Asset Management of HPE Financial Services. Prior to that, Ms. Gold held a variety of leadership roles at HP Co., Compaq Financial Services, and AT&T, and was one of the founding members of AT&T Capital Corp.
Fidelma Russo; Executive Vice President, Chief Technology Officer and General Manager of Hybrid Cloud
Ms. Russo has served as our Executive Vice President, General Manager of our Hybrid Cloud business segment, and Chief Technology Officer since November 2023. Prior to that, Ms. Russo served as Executive Vice President, Chief Technology Officer from September 2021 to October 2023. Prior to joining Hewlett Packard Enterprise, Ms. Russo was Senior Vice President and General Manager of the Cloud Services business unit at VMware from May 2020 to September 2021, the Chief Technology Officer and Executive Vice President of Global Technology & Operations at Iron Mountain, Inc. from March 2017 to May 2020, and Senior Vice President and General Manager of Enterprise Storage and Software at EMC Corp. from January 2011 to January 2017. Prior to such roles, she also held several leadership positions at HP Co. and Sun Microsystems, Inc.
Justin Hotard; Executive Vice President, General Manager of HPC & AI
Mr. Hotard has served as Executive Vice President and General Manager of our HPC & AI global business, including Hewlett Packard Enterprise Labs, our applied research group, since March 2022, and as Senior Vice President and General Manager of the same group from March 2021 to March 2022. Prior to that, he served as Senior Vice President, Corporate Transformation from September 2020 to March 2021, where he led our transformation efforts to accelerate our pivot to as-a-service offerings. Prior to that, Mr. Hotard served as President and Managing Director of HPE Japan from October 2019 to September 2020, as Senior Vice President and General Manager of the Compute Global Business Unit from January 2017 to October 2019 and as Vice President of Strategy, Planning and Operations in the Data Center Infrastructure Group from August 2015 to January 2017. Before joining Hewlett Packard Enterprise, Mr. Hotard was President of NCR Small Business from July 2013 to November 2014 and Vice President of Corporate Development of NCR Corporation from July 2012 to July 2013. Prior to that, Mr. Hotard served in various corporate development and operational roles at Symbol Technologies and Motorola, Inc.
Neil B. MacDonald; Executive Vice President, General Manager of Compute
Mr. MacDonald has served as Executive Vice President and General Manager of our Compute business since March 2022, and as Senior Vice President and General Manager of our Compute business from February 2020 to March 2022. Prior to that, he served as Senior Vice President and General Manager of the Compute Solutions group of the then Hybrid IT business segment, from November 2018 to February 2020. Mr. MacDonald previously served as Vice President and General Manager of BladeSystem from August 2015 to October 2018, having first joined HP Co. in 1996.
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
Jeremy K. Cox; Senior Vice President, Chief Financial Officer, Corporate Controller, Chief Tax Officer, and Principal Account Officer
Mr. Cox has served as our Senior Vice President, Chief Financial Officer, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer since August 2023. Prior to that, he served as our Senior Vice President, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer from July 2022 to August 2023. Previously, he served as Senior Vice President, Global Tax and Head of Products and Services Finance from May 2021 to July 2022. Prior to that, Mr. Cox served as Senior Vice President, Global Tax, Financial Planning and Analysis, and Global Functions Finance from November 2018 to May 2021, Senior Vice President, Global Tax and Internal Audit from September 2017 to November 2018, Senior Vice President, Global Tax from September 2012 to September 2017 and Vice President and Senior Tax Counsel of HP Tax Research and Planning and APJ Taxes from 2008 to 2012. Prior to joining HP Inc. in 2008, Mr. Cox was Senior Tax Counsel for Electronic Data Systems.

Table of Content

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
Available Information
Our website is located at www.hpe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://investors.hpe.com, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission. Hewlett Packard Enterprise's Corporate Governance Guidelines, Board of Directors' committee charters (including the charters of the Audit Committee, Finance and Investment Committee, HR and Compensation Committee, Technology Committee, and Nominating, Governance and Social Responsibility Committee) and code of ethics entitled “Standards of Business Conduct” are also available at that same location on our website. Stockholders may request free printed copies of these documents from:
Hewlett Packard Enterprise Company
Attention: Investor Relations
1701 East Mossy Oaks Road,
Spring, Texas 77389
http://investors.hpe.com/financial/requested-printed-reports

Table of Content

ITEM 1A. Risk Factors.
You should carefully consider the following risks and other information in this Form 10-K in evaluating Hewlett Packard Enterprise and its common stock. Any of the following risks could materially and adversely affect our results of operations or financial condition. The following risk factors should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” and the Consolidated Financial Statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
Business and Operational Risks
If we cannot successfully execute our go-to-market strategy, including our ongoing transition to an aaS consumption-based business model, our business, operating results, and financial performance may suffer.
Our long-term strategy is focused on leveraging our portfolio of hardware, software, and services as we deliver global edge-to-cloud platform as-a-service to help customers accelerate outcomes by unlocking value from all of their data, everywhere. We continue our transition to an aaS company, to provide our entire portfolio through a range of subscription and consumption-based, pay-per-use, and aaS offerings. We will also continue to provide our hardware and software in a capital expenditure and license-based model, giving our customers choices in consuming HPE products and services. To successfully execute this strategy and transition, we must continue to improve cost structure, align sales coverage with strategic goals, improve channel execution and strengthen our capabilities in our areas of strategic focus, while continuing to pursue new product innovation that builds on our strategic capabilities in areas such as edge computing, hybrid cloud, artificial intelligence, data center networking, network security and high-performance compute. We must make sufficient long-term investments in strategic growth areas, such as developing, obtaining, and protecting appropriate intellectual property and committing significant R&D and other resources before knowing whether our projections will reasonably reflect customer demand for our solutions. Should such efforts fail to produce actionable insights, or our offerings not perform as designed or promised, we may be unable to manage or complete the transition successfully or in a timely manner, not realize all of the anticipated benefits of the transition (even if we complete it), and our business results and financial condition may be adversely affected. Furthermore, such incremental capital requirements may negatively impact cash flows in the near term, and may require us to dedicate additional resources, including sales and marketing costs.
The process of improving our HPE GreenLake edge-to-cloud platform’s aaS solutions and enhancing existing hardware, software, and cloud-based solutions is complex, costly, and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately, to invest sufficiently in strategic growth areas, or to otherwise successfully execute this strategy could significantly harm our market share, results of operations, and financial performance. Having developed a cloud platform product in HPE GreenLake, we must be able to continue to scale quickly, while also managing costs and preserving margins, which means accurately forecasting volumes, mixes of products, and configurations that meet customer requirements, which we may not succeed at doing. Our HPE GreenLake edge-to-cloud platform faces competition from peer companies with their own cloud platform offerings, and any delay in the development, production, or marketing of a new product, service or solution, including new features of the HPE GreenLake edge-to-cloud platform, could result in our offerings being late to reach the market, which could further harm our competitive position. Furthermore, we anticipate needing to continually adapt our go-to-market structure with new sales and marketing approaches, to better align with the software consumption-based business model. Changing our go-to-market structure may affect employee compensation models and ultimately our ability to retain employees. There is no assurance that we will be able to successfully implement these adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from them.
These solutions generally are multiyear agreements, which result in recurring revenue streams over the term of the arrangement. As customer demand for our software consumption-based offerings increases, we will experience differences in the timing of revenue recognition between our traditional offerings (for which revenue is generally recognized at the time of delivery) and our aaS offerings (for which revenue is generally recognized ratably over the term of the arrangement). As such, our financial results and growth depend, in part, on customers continuing to purchase our services and solutions over the contract life on the agreed terms. Additionally, transition to this business model also means that our historical results, especially those from before the transition, may not be indicative of future results, which may adversely affect our ability to accurately forecast our future operating results. Further, these contracts allow customers to take actions, such as requesting rate reductions, reducing the use of our services and solutions or terminating a contract early, which may adversely affect our recurring revenue and profitability. Further, our software consumption offerings could subject us to increased risk of liability related to the provision of services as well as operational, technical, legal or other costs.
We depend on third-party suppliers, and our financial results could suffer if we fail to manage our supplier relationships properly.
Our operations depend on our ability to anticipate our needs for components, products, and services, as well as our suppliers’ abilities to deliver sufficient quantities of quality components, products, and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of solutions that we

Table of Content

offer, the large and diverse distribution of our suppliers and contract manufacturers, and the long lead times required to manufacture, assemble, and deliver certain solutions, problems have, from time to time in the past, arisen, and could in the future arise, in production, planning, and inventory management that could harm our business. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming, and resource-intensive than expected. Furthermore, certain of our suppliers have at times decided, and may in the future decide, to discontinue conducting business with us. Other supplier problems that we have faced, and could again face in the future, include component shortages, excess supply, and contractual, relational, and labor risks, each of which is described below.
•Component shortages. We have been experiencing delays and shortages of certain components as a result of strong demand and capacity constraints caused by insufficient capacity to meet unanticipated demand from emerging markets, and other problems experienced by suppliers or problems faced during the transition to new suppliers. Though we have seen easing of industry-wide supply constraints, we expect discreet constraints to continue, the duration of which remains uncertain. In the past, we have experienced shortages or delays, which led to higher prices of certain components and exposure to quality issues and delivery delays, which may occur again in the future. We may not be able to secure enough components at reasonable prices, of acceptable quality, or at all, to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, our business and financial performance could suffer from a loss of time-sensitive sales, additional freight costs incurred, or the inability to pass on price increases to our customers. If we cannot adequately address supply issues, we may have to reengineer some product or service offerings, which could result in further costs and delays.
•Excess supply. In order to secure components for our products or services, at times we may make advance payments to suppliers or enter into long term agreements, non-cancellable commitments, or other inventory management arrangements with vendors. In addition, we may purchase components strategically in advance of demand to take advantage of favorable pricing or to address concerns about the availability of future components. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components, which has at times adversely impacted and could in the future adversely impact our business and financial performance.
•Contractual terms. As a result of binding long-term price or purchase commitments with vendors, we may be obligated to purchase components or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. If we commit to purchasing components or services for prices in excess of the then-current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, our gross margin could suffer, and we could incur charges relating to inventory obsolescence.
•Contingent workers. We also rely on third-party suppliers for the provision of contingent workers, and our failure to manage our use of such workers effectively could adversely affect our results of operations. We have been exposed to various legal claims relating to the status of contingent workers in the past and could face similar claims in the future. We may be subject to shortages, oversupply or fixed contractual terms relating to contingent workers. Our ability to manage the size and cost of our contingent workforce may be subject to additional constraints imposed by local laws.
•Single-source suppliers. We obtain certain components from single-source suppliers due to technology, availability, price, quality, scale, or customization needs. Certain of such suppliers have, in the past decided, and may in the future decide, to discontinue manufacturing components used in our products, which may cause us to discontinue certain products, incur additional costs to redesign our products so as not to incorporate such discontinued components, or incur time and expense to find replacement suppliers. Replacing a single-source supplier has at times delayed, and could delay, production of some products as replacement suppliers may initially be unable to meet demand or be subject to other output limitations. For some components, such as customized components, alternative sources either may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single-source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single-source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity, and price of our components. The loss of a single-source supplier, the deterioration of our relationship with a single-source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single-source supplier could adversely affect our business and financial performance.
System security risks, data protection incidents, cyberattacks and systems integration issues could disrupt our internal operations or IT services provided to customers, and any such disruption could reduce our revenue, increase our expenses, damage our reputation, and adversely affect our stock price.
As a leading technology firm, we are exposed to attacks from criminals, nation state actors, malicious insiders, and activist hackers (collectively, “malicious parties”) who have at times been able to circumvent or bypass our cyber security measures. Although some of these attacks have caused disruptions or exposure of information, so far, these attacks have not resulted in material impacts to HPE, nor have any of HPE’s consumers, customers, or employees informed HPE that these

Table of Content

attacks resulted in material harm to them. It is possible that future attacks may result in material misappropriation, system disruptions or shutdowns, malicious alteration, or destruction of our confidential or personal information or that of third parties. Further, there has been an increase in the frequency and sophistication of such attacks, and we expect these activities to continue to increase. Malicious parties also may be able to develop and deploy viruses, worms, ransomware, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products, including within our cloud-based environments and offerings. Further, cyber-attacks or incidents have in the past gone, and could in the future go, undetected in our environments for a period of time. Given our broad and diverse network environment, resource limitations, and operational constraints, we have in the past failed, and may in the future fail, to patch certain security vulnerabilities in time to prevent successful disruptions of our infrastructure or expose information. Malicious parties may compromise our manufacturing supply chain and the systems or networks of other third parties on whom we rely, and as such, may embed malicious software or hardware in our products, thereby compromising our customers. Geopolitical tensions or conflicts, such as the ongoing conflicts between Russia and Ukraine or Israel and Hamas, may create a heightened risk of such cyberattacks or exacerbate system vulnerabilities, considering our continued hybrid work environment. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including flaws that could unexpectedly interfere with the operation of the system. The costs associated with cybersecurity tools and infrastructure and fierce competition for scarce cybersecurity and IT talent have at times limited, and may in the future limit, our ability to efficiently identify, eliminate, or remediate cyber or other security vulnerabilities or problems or enact changes to minimize the attack surface of our network. Furthermore, our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service, and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. Additional impacts from cybersecurity incidents could include remediation costs to our customers, suppliers, or distributors, such as liability for stolen assets or information, repairs of system damage, and incentives for continued business; lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract business partners following an incident; increased insurance premiums; and damage to our competitiveness, stock price, and long-term shareholder value.
We manage and store various proprietary information, intellectual property, and sensitive or confidential data relating to our business. In addition, our business may process, store, and transmit customer data, including commercially sensitive and personal data, subject to the European General Data Protection Regulation, the California Consumer Privacy Act, and other privacy laws and regulations related to the handling of personal data. With our business increasingly providing aaS offerings, malicious parties could target such services, potentially resulting in an increased risk of compromise of customer data and regulatory exposure. Incidents involving our cyber or physical security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information, intellectual property, or sensitive, confidential, or personal data about us, our clients, or our customers, including the potential loss or disclosure of such data as a result of fraud, trickery, or other forms of deception, could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information; result in regulatory fines, litigation, and potential liability for us; damage our brand and reputation; or otherwise harm our business. We also could lose existing or potential customers of services or other IT solutions or incur significant expenses in connection with our customers’ system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of managing an incident and implementing further data protection measures could be significant.
Additionally, we have at times experienced, and may experience, other security issues that are not results of any action or attack from malicious parties, whether due to employee or insider error or malfeasance, system errors or vulnerabilities in our or other parties’ systems. Portions of our IT infrastructure also have experienced, and may experience, interruptions, delays, or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive, and resource intensive. Furthermore, our data centers depend on predictable and reliable energy and networking capabilities, the cost or availability of which could be adversely affected or disrupted by a variety of factors, including but not limited to the effects of climate change. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins, or lost customers resulting from these events could reduce our revenue, increase our expenses, and adversely affect our reputation and stock price.
While we seek to identify and remediate vulnerabilities in our products, services, IT systems, controls, and software that could be exploited by any malicious parties, we may not be aware of all such vulnerabilities, and we have at times failed, and may fail, to anticipate, detect, identify, and/or remediate such vulnerabilities before they are exploited. There is no guarantee that a series of issues may not be determined to be material in the aggregate at a future date even if they may not be material individually at the time of their occurrence.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our worldwide operations and supply chain could be disrupted by natural or human-induced disasters including, but not limited to, earthquakes; tsunamis; floods; hurricanes, cyclones or typhoons; fires; other extreme weather conditions; power or

Table of Content

water shortages; telecommunications failures; materials scarcity and price volatility; terrorist acts, civil unrest, conflicts or wars; and health epidemics or pandemics. The impacts and frequency of any of the above could be further exacerbated by climate change, particularly in countries where we operate that have limited infrastructure and disaster recovery resources. While we are predominantly self-insured to mitigate the impact of most catastrophic events, the occurrence of business disruptions could, among other impacts, harm our revenue, profitability, and financial condition; adversely affect our competitive position; increase our costs and expenses; make it difficult or impossible to provide our offerings to our customers or to receive components from our suppliers; create delays and inefficiencies in our supply chain; or require substantial expenditures and recovery time in order to fully resume operations.
Public health crises, such as the COVID-19 pandemic, and the measures taken in response to such events have in the past negatively impacted, and may again in the future negatively impact, our operations and workforce, as well as those of our partners, customers and suppliers. Additionally, concerns over the economic impact of such events have, from time to time, caused increased volatility in financial and other capital markets, adversely impacting our stock price, our ability to access the capital markets, and our ability to fund liquidity needs, and may do so again in the future. The negative impacts of any such events on business operations and demand for our offerings will depend on future developments and actions taken in response to such events, which may be outside our control, highly uncertain, and cannot be predicted at this time.
The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the United States, Puerto Rico, Czech Republic, Mexico, China, Malaysia, Taiwan, South Korea, and Singapore. We also rely on major logistics hubs, which are strategically located near manufacturing facilities in the major regions and in proximity to HPE’s distribution channels and customers. Other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. Our operations could be adversely affected if manufacturing, logistics, or other operations in these locations are disrupted for any reason, including those enumerated above, as they have been in the past by natural disasters and public health issues in the United States, Puerto Rico, and China. To the extent such disruptions adversely affect our business, results of operations, financial condition, and stock price, they may also have the effect of heightening many of the other risks described in this Item 1A of Part I of this Form 10-K.
Any failure by us to identify, manage and complete acquisitions and subsequent integrations, divestitures and other significant transactions successfully could harm our financial results, business and prospects.
As part of our strategy, we may acquire businesses, divest businesses or assets, enter into strategic alliances and joint ventures, and make investments to further our business (collectively, “business combination and investment transactions”), and also handle any post-closing issues, such as integration. For example, among other acquisitions and subsequent integrations, in June 2023, we acquired Athonet, a private cellular network technology provider, in May 2023, we acquired OpsRamp, Inc., an IT operations management company, in March 2023, we acquired Axis Security, a cloud security provider, in September 2020, we acquired Silver Peak Systems, Inc., an SD-WAN industry leader and in September 2019, we acquired Cray Inc., a global supercomputer leader. In April 2017 and September 2017, we spun off our Enterprise Services and Software businesses, respectively. See also the risk factors below under the heading “Risks Related to Prior Separations.”
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
•Our ability to conduct due diligence with respect to business combination and investment transactions, and our ability to evaluate the results of such due diligence, is dependent upon the veracity and completeness of statements and disclosures made or actions taken by third parties or their representatives. We may fail to identify significant issues with the acquired company’s product quality, financial disclosures, accounting practices or internal control deficiencies or all of the factors necessary to estimate reasonably accurate costs, timing and other matters.
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

Table of Content

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
Management’s attention or other resources may be diverted during business combination and investment transactions and further impacted if we fail to successfully complete or integrate business combination and investment transactions that further our strategic objectives.
If we fail to manage the distribution of our products and services properly, our business and financial performance could suffer.
We use a variety of distribution methods to sell our products and services around the world, including both direct and indirect sales to end-users. Successfully managing the interaction of our direct and indirect channel efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore our profitability.
Our financial results could be materially adversely affected due to distribution channel conflicts or if the financial conditions of our channel partners were to weaken. Our results of operations may be adversely affected by any conflicts that might arise between our various distribution channels or the loss or deterioration of any alliance or distribution arrangement. Moreover, some of our wholesale distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation, and market trends. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution channel partners. Revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors’ financial conditions, abilities to borrow funds in the credit markets or operations weaken.
Our inventory management is complex, as we continue to sell a significant mix of products through distributors. We must manage both owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing challenges. Distributors have in the past adjusted orders during periods of product shortages, and may do so in the future, in addition to cancelling orders if their inventory is too high or delaying orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods may reduce our visibility into demand and pricing trends and issues, and therefore make forecasting more difficult. If we have excess or obsolete inventory, we may have to reduce our prices and write down inventory. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes. We also may have limited ability to estimate future product rebate redemptions in order to price our products effectively.
In order to be successful, we must attract, retain, train, motivate, develop, and transition key employees, and failure to do so could seriously harm us.
In order to be successful, we must attract, retain, train, motivate, develop, and transition qualified executives and other key employees, including those in managerial, technical, development, sales, marketing, and IT support positions. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity-based compensation. These are particularly important considering our recent segment realignment, as we shift our growth strategy to capture the market opportunity presented by hybrid cloud. Certain equity-based incentive awards for certain executives contain conditions relating to our stock price performance and our long-

Table of Content

term financial performance that make the future value of those awards uncertain. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the stockholder approval needed to continue granting equity-based incentive awards in the amounts we believe are necessary, our ability to attract, retain, and motivate executives and key employees could be weakened.
Our failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations and our ability to execute our strategy. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations. As competition for highly skilled employees in our industry has grown increasingly intense, we have experienced, and may in the future experience, higher than anticipated levels of employee attrition, which has resulted in increased costs to hire new employees with the desired skills and may do so again in the future. In addition, significant or prolonged turnover or revised hiring priorities may negatively impact our operations and culture, as well as our ability to successfully maintain our processes and procedures, including due to the loss of historical, technical, and other expertise. These risks to attracting and retaining the necessary talent may be exacerbated by recent labor constraints and inflationary pressures on employee wages and benefits.
Failure to meet ESG expectations or standards or achieve our ESG goals could adversely affect our business, results of operations, financial condition, or stock price.
There has been an increased focus from regulators and stakeholders on ESG matters. Given our commitment to ESG, we actively manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine or even expand further in the future. These goals, commitments, and targets reflect our current plans and aspirations, are based on available data and estimates, and are not guarantees that we will be able to achieve them. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Initiatives to address such ESG issues may be costly and may not have the desired effect. Evolving stakeholder expectations and our efforts and ability to manage these issues and accomplish our goals, commitments, and targets present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have adverse impacts on our business, including on our stock price. Further, there is uncertainty around the accounting standards and climate-related disclosures associated with emerging laws and reporting requirements and the related costs to comply with the emerging regulations.
Our failure or perceived failure to achieve our ESG goals, maintain ESG practices, or comply with emerging ESG regulations that meet evolving regulatory or stakeholder expectations could harm our reputation, adversely impact our ability to attract and retain customers and talent, and expose us to increased scrutiny from the investment community and enforcement authorities. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on certain ESG-related issues, or because they may disagree with our goals and initiatives. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial performance, as well as require additional resources to rebuild our reputation.
Issues in the development and use of artificial intelligence may result in reputational harm or liability.
We currently incorporate AI capabilities into certain of our offerings, and our research into and continued development of such capabilities remain ongoing. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience competitive, brand, or reputational harm or legal and/or regulatory action. Further, incorporating AI gives rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed (including potential liability for breaching intellectual property or privacy rights or laws). While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings.
Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges. While we aim to use AI ethically and attempt to identify and mitigate ethical or legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The use of AI to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support. Further, dependence on AI without adequate safeguards to make certain

Table of Content

business decisions may introduce additional operational vulnerabilities by impacting our relationships with customers, partners, and suppliers; by producing inaccurate outcomes based on flaws in the underlying data; or other unintended results.
Risks arising from climate change and the transition to a lower-carbon economy may impact our business
Climate change serves as a risk multiplier that could increase both the frequency and severity of natural disasters that may affect our worldwide business operations and those of suppliers and customers. Our corporate headquarters is located in Spring, Texas, which suffers from floods, hurricanes, and other extreme weather, and a portion of our research and development activities are located in California, which suffers from drought conditions and catastrophic wildfires, each affecting the health and safety of our employees. In California, to mitigate wildfire risk, electric utilities have, at times periodically deployed, and may in the future, periodically deploy public safety power shutoffs, which affect electricity reliability to our facilities and our communities. Certain sites located in the United States, Middle East, China, and India experience exposure to extreme heat and water stress, which could potentially jeopardize the health and well-being of our employees, consequently impacting our operations. While we seek to mitigate the business risks associated with climate change through site selection, infrastructure technological investments and robust environmental programs, this may require us to incur substantial costs, and we may be unsuccessful in doing so as there are inherent climate-related risks wherever business is conducted. Furthermore, climate change may reduce the availability or increase the cost of insurance for these negative impacts of natural disasters by contributing to an increase in the incidence and severity of such natural disasters.
The increasing concern over climate change could also result in transition risks, such as shifting customer preferences or compliance risks from changing regulatory and legal requirements. Changing customer preferences may result in increased demands for sustainable solutions, products, and services, which may cause us to incur additional costs, invest more in R&D, or make other changes to other operations to respond to such demands, which could adversely affect our financial results. We may also confront higher electricity prices as the grid decarbonizes, and higher costs for supplies or components that comply with certain environmental regulatory thresholds, potentially impacting our margins or the pricing of our offerings. If we fail to manage these and other transition risks in an effective manner, customer demand for our solutions, products, and services could diminish, and our profitability could suffer.
If we cannot continue to produce quality products and services, our reputation, business, and financial performance may suffer.
In the course of conducting our business, we must adequately address quality issues associated with our products, services, and solutions, including defects in our engineering, design, and manufacturing processes and unsatisfactory performance under service contracts, as well as defects in third-party components included in our products and unsatisfactory performance or even malicious acts by third-party contractors or subcontractors or their employees. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to develop and implement appropriate solutions. However, the products, services, and solutions that we offer are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errors, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or “patch”) to address quality issues with our products, we may delay shipment to customers, which could delay revenue recognition and receipt of customer payments and could adversely affect our revenue, cash flows, and profitability. In addition, after products are delivered, quality issues may require us to repair or replace such products. Addressing quality issues can be expensive and may result in additional warranty, repair, replacement, and other costs, adversely affecting our financial performance. If new or existing customers have difficulty operating our products or are dissatisfied with our services or solutions, our results of operations could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could adversely affect our results of operations.
Industry Risks
We operate in an intensely competitive industry, and competitive pressures could harm our business and financial performance.
Our ability to implement solutions for our customers, anticipate and respond to rapid and continuing changes in technology (such as cloud-, AI-, and security-related offerings, which are continually evolving), and develop new service offerings or incorporate technological improvements into our offerings that meet current and prospective customers’ needs, as well as evolving industry standards, is critical to our competitiveness and success. We encounter aggressive competition from numerous and varied competitors in all areas of our business, and our competitors have targeted and are expected to continue targeting our key market segments. We compete primarily on the basis of our technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, portfolio of products, ease of use, account relationships, customer training, service and support, and security of our offerings. If our products, services, support, and cost structure do not enable us to compete successfully based on any of those criteria, our results of operations and business prospects could be harmed.

Table of Content

We have a large portfolio of products and services and must allocate our financial, personnel, and other resources across all of our products and services while competing with companies that have smaller portfolios or specialize in one or more of our product or service lines. As a result, we may invest less in certain areas of our business than our competitors do, and our competitors may have greater financial, technical, and marketing resources available to them compared to the resources allocated to our products and services that compete against theirs. If we do not sufficiently invest in new technologies, successfully adapt to industry developments and changing demand, and evolve and expand our business at sufficient speed and scale to keep pace with the demands of the markets we serve, we may be unable to develop and maintain a competitive advantage and execute on our growth strategy, which would adversely affect our business, results of operations, and financial condition. Industry consolidation may also affect competition by creating larger, more homogeneous, and potentially stronger competitors in the markets in which we operate. Additionally, our competitors may affect our business by entering into exclusive arrangements with our existing or potential customers or suppliers.
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
We face aggressive price competition and may continue to do so. As a consequence of inflation and higher supply chain and manufacturing costs, we have in the past increased the prices of many of our products and services to maintain or improve our revenue and gross margin, and may do so again in the future. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete, or who can obtain better pricing, more favorable contractual terms and conditions, or more favorable allocations of products and components during periods of limited supply may be able to offer lower prices than we are able to offer. Our cash flows, results of operations, and financial condition may be adversely affected by these and other industry-wide pricing pressures.
Because our business model is based on providing innovative and high-quality products and services, we may spend a proportionately greater amount of our revenues on R&D than some of our competitors. If we cannot proportionately decrease our cost structure (apart from R&D expenses) on a timely basis in response to competitive price pressures, our profitability could be adversely affected. In addition, if our pricing and other facets of our offerings are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our financial performance and business prospects.
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
Our business and financial performance depend significantly on worldwide economic conditions and the demand for technology hardware, software, and services in, and continued access to, the markets in which we compete. Economic weakness and uncertainty and constrained spending on network and enterprise infrastructure have in the past adversely affected the demand for our products, services, and solutions. These have resulted in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges, and made it more difficult for us to manage inventory and make accurate forecasts of revenue, gross margin, cash flows, and expenses, and may have such effects again in the future. Such factors, including how long such conditions may persist, among others, may negatively impact the evenness or volume of demand for our products and services, potentially resulting in impacts similar to those mentioned above, though the precise extent of such impacts cannot be accurately predicted.
Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets, or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Interest and other expenses have varied, and could continue to vary, materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, costs of hedging activities and the fair value of derivative instruments. For example, in response to increasing inflation, the U.S. Federal Reserve, along with central banks around the world, have been raising interest rates, signaled expectations of additional rate increases, and have indicated these rates may remain higher for longer. It is difficult to predict the impact of such events on us, our third-party partners, our customers, or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. Such

Table of Content

actions have impacted, and may further impact our ability, desire, or the timing of seeking funding for various investment opportunities. Economic downturns also may lead to restructuring actions and associated expenses. Further, reduced U.S. federal government spending may limit demand for our products, services, and solutions from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products, services, and solutions.
Our business and financial performance also could be adversely affected by changes in U.S. trade policy, U.S. export controls and sanctions, and U.S. regulations concerning imports, as well as international laws and regulations relating to global trade. Current U.S. government trade policy includes the imposition of tariffs on certain foreign goods, including information and communication technology products. These measures have materially increased costs for certain goods imported into the United States. As a result, our business has in the past been impacted by forced material price increases, which in turn resulted in price increases for our offerings, which subsequently limited demand or reduced margins for our offerings, all of which may impact us again from time to time in the future. Additionally, U.S. trading partners may adopt their own trade policies making it more difficult or costly for us to export our products to those countries. Similarly, changes in regulations relating to exports could prevent us from exporting products to certain locations or customers entirely. In addition, changes in requirements relating to making foreign direct investments could increase our cost of doing business in certain jurisdictions, prevent us from shipping products to particular countries or markets, affect our ability to obtain favorable terms for components, increase our operating costs or lead to penalties or restrictions.
Sales outside the United States constituted approximately 64% of our net revenue in fiscal 2023. As such, our future business and financial performance could suffer due to a variety of international factors in addition to those otherwise already disclosed, including:
•ongoing uncertainties as a result of instability or changes in geopolitical conditions, including military or political conflicts, such as those caused by the ongoing conflicts between Russia and Ukraine or Israel and Hamas (the potential escalation or geographic expansion of which could heighten other risks identified in this report), or the relationship between China and the U.S. (which could, among other things, impact the enforceability of certain contracts or the timing and form of certain payments);
•inflationary pressures, such as those the market is currently experiencing, which have increased, and may continue to increase, costs for materials, supplies, and services;
•adverse or uncertain macroeconomic conditions, including a rising interest rate environment and fears of a potential global economic downturn or recession, which have at times in the past slowed customer demand for our products and services, and may do so again in the future;
•network security, privacy, and data sovereignty concerns, which could make foreign customers reluctant to purchase products and services from U.S.-based technology companies;
•longer collection cycles and financial instability among customers, which could impact our ability to collect on accounts receivable and consequently recognize revenue;
•local labor conditions and regulations, including local labor issues faced by specific suppliers and OEMs, or changes to immigration and labor law policies which may adversely impact our access to technical and professional talent;
•managing our geographically dispersed workforce, which has necessitated, and may in the future require, incurring costs to promote seamless workforce connectivity and to comply with changing laws, regulations and workers’ rights councils across multiple jurisdictions;
•differing technology standards or customer requirements, which have required us to incur additional development and production costs to modify or adapt our offerings, and may do so again in the future;
•local content and manufacturing requirements, which have impacted, and could further impact, our ability to sell into those markets;
•difficulties associated with repatriating earnings in restricted countries, and changes in tax laws, which introduces uncertainty to our results of operations and financial performance; and
•fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products and shipments, which have from time to time adversely impacted, and any of which could in the future adversely impact, our results of operations and ability to meet customer demand.
Certain of the factors described above have, in the past, disrupted the operations of, and adversely impacted our product and component manufacturing and key suppliers, customers, or vendors located outside of the United States, and could do so again in the future. For example, we rely on suppliers in Asia for product assembly and manufacture, the operations of whom are subject to local labor laws and other requirements. Any loss of or limitations on their output or their inability to operate

Table of Content

could have an adverse effect on our ability to timely deliver our products and services, which would in turn negatively impact our financial performance.
Further, the ongoing conflict between Russia and Ukraine and the trade sanctions imposed by the U.S., the European Union (the “EU”), and other countries in response have negatively impacted business and financial performance in that region. HPE is proceeding with the exit of our remaining business in Russia and Belarus as planned; however, we cannot provide any assurance that such exit will be efficient or uninterrupted, which may negatively impact our operational expenses.
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
Currencies other than the U.S. dollar, including the euro, the Japanese yen, and British pound have, from time to time, adversely impacted, and could in the future, have an adverse impact on our results as expressed in U.S. dollars. Currency volatility contributes to variations in our sales of products and services in impacted jurisdictions. Fluctuations in foreign currency exchange rates have, from time to time, adversely affected, and could in future periods adversely affect our revenue recognition and our revenue growth. In addition, currency variations can adversely affect our ability to implement price increases, margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.
From time to time, we use forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks, and may continue to do so in the future. The effectiveness of our hedges depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. We may incur significant losses from our hedging activities due to factors such as volatility and currency variations. In addition, certain or all of our hedging activities may be ineffective, may expire and not be renewed or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.
Intellectual Property Risks
Our financial performance may suffer if we cannot continue to develop, license, or enforce the intellectual property rights on which our businesses depend.
We rely upon patent, copyright, trademark, trade secret, and other intellectual property laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers, and other parties, to establish and maintain intellectual property rights in the products and services we sell, provide, or otherwise use in our operations. However, from time to time our intellectual property rights have been challenged, infringed, or circumvented, and any of such rights could be further challenged, invalidated, infringed, or circumvented or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use; this, too, could adversely affect our ability to sell products or services and our competitive position.
Our products and services depend in part on intellectual property and technology licensed from third parties.
Much of our business and many of our products rely on key technologies developed or licensed by third parties. For example, many of our software offerings are developed using software components or other intellectual property licensed from third parties, including through both proprietary and open source licenses. These third-party software components may become obsolete, defective, or incompatible with future versions of our products, our relationship with the third party may deteriorate or cease, or our agreements with the third party may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we must carefully monitor and manage our use of third-party software components, including both proprietary and open source license terms that may require the licensing or public disclosure of our intellectual property without compensation or on undesirable terms. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our business, including our financial condition and results of operations. In addition, it is possible that as a consequence of a merger or acquisition, third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Because the availability and cost of licenses from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license to our competitors will either refuse to license us at all, or

Table of Content

refuse to license us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.
Third-party claims of intellectual property infringement, including patent infringement, are commonplace in our industry and successful third-party claims may limit or disrupt our ability to sell our products and services.
Third parties may claim that we or customers indemnified by us are infringing upon or otherwise violating their intellectual property rights. Patent assertion entities frequently purchase intellectual property assets for the purpose of extracting infringement settlements. If we cannot license, or replace, allegedly infringed intellectual property on reasonable terms, our operations could be adversely affected. Even if we believe that intellectual property claims are without merit, they can be time-consuming and costly to defend against and may divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, discontinue certain product offerings, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing, or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.
Financial Risks
Adverse developments affecting our liquidity, capital position, borrowing costs, and access to capital markets could adversely impact our business, financial condition, and results of operations.
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
In addition, volatility and disruption in the financial sector and capital markets and other events negatively affecting macroeconomic conditions or contributing to the instability or volatility thereof, such as rising interest rates, have from time to time in the past impacted, and may in the future impact, our liquidity, capital position, and access to capital markets. Our total liquidity depends in part on the availability of funds under the revolving credit facility and our other financing agreements. The failure of any lender's ability to fund future draws on our revolving credit facility or our other financing arrangements could reduce the amount of cash we have available for operations and additional capital for future needs. The future effects of such events are unknown and difficult to predict at this time, and could adversely affect us, our customers, financial institutions, transactional counterparties, or others with which we do business, which may in turn have adverse impacts on our current and/or projected business operations, financial condition, and our results of operations.
Our debt obligations may adversely affect our business and our ability to meet our obligations and pay dividends.
In addition to our current total carrying debt, we may also incur additional indebtedness in the future. This collective amount of debt could have important adverse consequences to us and our investors, including requiring a substantial portion of our cash flow from operations to make principal and interest payments; making it more difficult to satisfy other obligations; increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing; increasing our vulnerability to general adverse economic and industry conditions; reducing the cash flows available to fund capital expenditures and other corporate purposes and to grow our business; limiting our flexibility in planning for, or reacting to, changes in our business and industry; and limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase our common stock.
Recent quantitative tightening by the U.S. Federal Reserve, along with other central banks around the world, have affected, and may continue to affect, our short-term ability to incur debt at reasonable prices, or our desire to incur debt at all. To the extent that we incur additional indebtedness, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.
The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.
Our revenue, gross margin, and profit vary among our diverse products and services, customer groups, and geographic markets and therefore, will likely be different in future periods than our historical results. Our revenue depends on the overall demand for our products and services, which is difficult to accurately predict, varies from time to time, and may be uneven

Table of Content

across our portfolio of offerings. Additionally, customer acceptances of delivered orders and the timing thereof can be uneven across our portfolio and can impact our ability to recognize revenue. Such variables have in the past negatively impacted our financial performance, and may do so again in the future. Delays or reductions in IT spending by our customers or potential customers could have a material adverse effect on demand for our products and services, which could result in a significant decline in revenue. In addition, revenue declines in some of our businesses may affect revenue in our other businesses as we may lose cross-selling opportunities. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer, and geographic mix reflected in that period's net revenue.
Furthermore, the relationship between China and the U.S., and any subsequent action that may be taken by either country, may significantly vary the results our operations and financial performance from that region. There could be additional uncertainty surrounding the enforceability of contract obligations, as well as the timing and form of payments from China.
Competition, lawsuits, investigations, increases in component and manufacturing costs that we are unable to pass on to our customers, component supply disruptions, and other risks affecting our businesses may have a significant impact on our overall gross margin and profitability. Variations in our fixed cost structure and gross margins across business units and product portfolios, have from time to time led to, and may lead to significant operating profit volatility on a quarterly or annual basis in the future. In addition, newer geographic market opportunities may be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, increased component or shipping costs, regulatory impacts, and other factors have from time to time resulted in, and may in the future result in, reductions in revenue or pressure on gross margins of certain segments in a given period, which may lead to adjustments to our operations. Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period.
Our uneven sales cycle and supply chain disruptions make planning and inventory management difficult and future financial results less predictable.
In some of our businesses, our quarterly sales have periodically reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting revenue, earnings, cash flow from operations, and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory; and alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be canceled, all of which we experienced from time to time in the past and may do so again in the future. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages, or global logistics disruptions, have in the past adversely impacted, and could in the future adversely impact, our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected. We experience some seasonal trends in the sale of our products that also have produced, and may in the future produce, variations in our quarterly results and financial condition. Many of the factors that create and affect seasonal trends are beyond our control.
Separately, periodic supply chain shortages and constraints have, in some instances, resulted in, and may result in, increases to the costs of production of our hardware products that we have, at times, not been able to, and may, in the future, not be able to pass on to our customers. We have, in some instances, responded to such constraints by committing to higher inventory purchases and balances relative to our historical positions in order to secure manufacturing capacity. While these measures have been taken to shorten lead times to deliver products to customers, they may also result in excess or obsolete components in the future if the demand for our products is less than we anticipate, which could adversely affect our business and financial performance.
We make estimates and assumptions in connection with the preparation of our Consolidated Financial Statements and any changes to those estimates and assumptions could adversely affect our results of operations.
In connection with the preparation of our Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” In addition, as discussed in Note 1, “Overview and Summary of Significant Accounting Policies—Use of Estimates” and Note 17, “Litigation and Contingencies,” to our Consolidated Financial Statements in Item 8 of Part II, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.
Regulatory and Government Risks

Table of Content

Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations.
We are subject to various federal, state, local, and foreign laws and regulations. Laws and regulations may change in ways that will require us to modify our business model and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. For example, as a result of laws and regulations concerning the environment, we face increasing complexity related to product design, safety and compliance; the use of regulated, hazardous, and scarce materials; the management, movement and disposal of hazardous substances and waste; the associated energy consumption and efficiency related to operations and the use of products, services, and solutions; the discharge of pollutants into the air and water; the transportation and shipping of products and other materials; supply chain due diligence, and climate change, emissions and sustainability-related regulations and reporting requirements; the use of AI capabilities in our offerings; and the reuse, recycling and/or disposal of products and their components at end-of-use or useful life and associated operational or financial responsibility, as we adjust to new and future requirements relating to our transition to a more circular economy. A significant portion of our hardware revenues come from international sales. Any changes to current environmental legal requirements, such as the EU's Restriction of Hazardous Substances Directive, the EU's Waste Electrical and Electronic Equipment Directive, China's Administrative Measure on the Control of Pollution Caused by Electronic Information Products, the EU's Ecodesign Directive and product-specific implementing measures (including Lot 9 on servers and online data storage products), the evolving EU and US right to repair legal landscape, and India's regulation on e-waste collection and recycling, among others, may increase our cost of doing business internationally and impact our hardware revenues from the EU, U.S., China, India and/or other countries proposing or adopting similar environmental legal requirements. In addition, other ESG-related laws, regulations, treaties, and similar initiatives and programs are being proposed, adopted, and implemented throughout the world (including, but not limited to the EU Corporate Sustainability Reporting Directive, the EU Taxonomy, and the proposed EU Corporate Sustainability Due Diligence Directive). If we were to violate or become liable under environmental or certain ESG-related laws or if our products become non-compliant with such laws or market access requirements, it could result in loss of market access or limit offerings in those markets or our customers may refuse to purchase our products, and we could incur costs or face other sanctions, such as restrictions on our products entering certain jurisdictions, fines, and/or civil or criminal sanctions. Environmental regulations may also impact the availability and cost of energy or emissions related to energy consumption which may increase our cost of manufacturing and/or the cost of powering and cooling owned IT infrastructures.
In addition, our business is subject to an ever-growing number of laws addressing privacy and information security. In particular, we face an increasingly complex regulatory environment as we adjust to new and future requirements relating to the security of our offerings. The increase in aaS offerings may also be impacted by data localization and international data transfer requirements under various privacy laws, including those arising from the Schrems II ruling in Europe. If we were to violate or become liable under laws or regulations associated with privacy or security, we could incur substantial costs or be exposed to potential regulatory fines, civil or criminal sanctions, third-party claims, and reputational damage.
Jurisdictions in which we have significant operations and assets, such as the U.S., China, India, and the E.U., each have exercised and continue to exercise significant influence over many aspects of their domestic economies including, but not limited to fair competition, tax practices, anti-corruption, anti-trust, price controls and international trade, which have had and may continue to have an adverse effect on our business operations and financial condition.
Contracts with federal, state, provincial, and local governments are subject to a number of challenges and risks that may adversely impact our business.
Our contracts with federal, state, provincial, and local governmental customers are subject to various government procurement laws and regulations, required contract provisions, and other requirements relating to contract formation, administration, and performance, as well as local content, manufacturing, and security requirements. Any violation of government contracting laws and regulations or contract terms could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and fines, treble damages, and suspension from future government contracting. Such failures could also cause reputational damage to our business. In addition, we will continue to be subject to qui tam litigation brought by private individuals on behalf of the government relating to our government contracts. If we are suspended or disbarred from government work or if our ability to compete for new government contracts is adversely affected, our financial performance could suffer.
Government contracts impose additional challenges and risks to our sales efforts. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, including in connection with an extended federal government shutdown, with funding reductions, or delays adversely affecting public sector demand for our products and services. Such developments could result in material payment delays, payment reductions, or contract terminations by our governmental customers, which in turn may adversely impact the results of operations and financial condition of government contractors with whom we conduct business. This may cause those government contractors to become unable to meet their obligations under contracts with us.

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
The Organisation for Economic Co-operation and Development, an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. In December 2022, the EU member states adopted a directive that implements the Pillar Two framework, which is expected to be enacted into the national laws of the EU member states by December 31, 2023. Certain countries in which we operate have enacted legislation to adopt the Pillar Two framework (e.g., United Kingdom and Korea), and several other countries are also considering changes to their tax laws to implement this framework. The first component of the Pillar Two framework is expected to be effective for us in fiscal 2025 with a second component expected to be effective in fiscal 2026. When and how this framework is adopted or enacted by the various countries in which we do business could increase tax complexity and uncertainty and may adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which includes a new corporate alternative minimum tax (the “Corporate AMT”), beginning in fiscal 2024, of 15% on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period. We expect U.S. cash tax to increase in the short term as a result of the Corporate AMT but do not expect the effective tax rate to be impacted as the Corporate AMT is expected to be recovered as a credit in future years.
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
The completed separations and mergers of our former Enterprise Services business with DXC Technology Company (“DXC”) (the “Everett Transaction” or “Everett”) and our Software Segment with Micro Focus International plc (“Micro Focus”) (the “Seattle Transaction” or “Seattle”) were conditioned upon the receipt of an opinion from outside counsel regarding the qualification of (i) the relevant distribution and related transactions as a “reorganization” within the meaning of Sections 368(a), 361 and 355 of the Internal Revenue Code of 1986 (the “Code”) and (ii) the relevant merger as a “reorganization” within the meaning of Section 368(a) of the Code. While the Seattle Transaction generally qualified for tax-free treatment for us, Seattle SpinCo and Micro Focus, the acquisition of Seattle SpinCo by Micro Focus resulted in the recognition of gain (but not loss) for U.S. persons who received Micro Focus American Depositary Shares in the Software separation.
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

Table of Content

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
In connection with our separation from HP Inc. on November 1, 2015 (the “Separation”), Hewlett Packard Enterprise and HP Inc. entered into several agreements that determine the allocation of assets and liabilities between the companies following the Separation and include any necessary indemnifications related to liabilities and obligations. In these agreements, HP Inc. agreed to indemnify us for certain liabilities, and we agreed to indemnify HP Inc. for certain liabilities, including cross-indemnities that are designed and intended to place financial responsibility for the obligations and liabilities of our business with us, and financial responsibility for the obligations and liabilities of HP Inc.'s business with HP Inc. We may be obligated to fully indemnify HP Inc. for certain liabilities under the Separation agreements or HP Inc. may not be able to fully cover their indemnification obligations to us under the same Separation agreements. Each of these risks could negatively affect our business, financial position, results of operations, and cash flows.
In addition, the terms of the Separation also include licenses and other arrangements to provide for certain ongoing use of intellectual property in the operations of both businesses. For example, through a joint brand holding structure, both Hewlett Packard Enterprise and HP Inc. retain the ability to make ongoing use of certain variations of the legacy Hewlett-Packard and HP branding, respectively. As a result of this continuing shared use of the legacy branding there is a risk that conduct or events adversely affecting the reputation of HP Inc. could also adversely affect our reputation.
General Risks
Our stock price has fluctuated and may continue to fluctuate, which may make future prices of our stock difficult to predict.
Investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations, or cash flows. Our stock price, like that of other technology companies, can be volatile and can be affected by, among other things, speculation, coverage, or sentiment in the media or the investment community; the announcement of new, planned or contemplated products, services, technological innovations, acquisitions, divestitures, or other significant transactions by us or our competitors; developments in our transformation programs or in our transition to an as-a-service business model; our quarterly financial results and comparisons to estimates by the investment community or financial outlook provided by us; the financial results and business strategies of our competitors; inflation; market volatility or downturns caused by outbreaks, epidemics, pandemics, geopolitical tensions or conflicts, or other macroeconomic dynamics; developments relating to pending investigations, claims, and disputes; or the timing and amount of our share repurchases. General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to our performance also may affect the price of our stock. Volatility in the price of our securities could result in the filing of securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.

Table of Content

ITEM 1B. Unresolved Staff Comments.
None.
ITEM 1C. Cybersecurity.
Not applicable.
ITEM 2. Properties.
As of October 31, 2023, we owned or leased approximately 11 million square feet of space worldwide, which included 3 million square feet of vacated space. A summary of the Company's operationally utilized space is provided below.

	As of October 31, 2023
	Owned	Leased	Total
	(Square feet in millions)
Administration and support	2	4	6
(Percentage)	33%	67%	100%
Core data centers, manufacturing plants, research and development facilities, and warehouse operations	1	1	2
(Percentage)	50%	50%	100%
Total	3	5	8
(Percentage)	37%	63%	100%
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
Asia Pacific China—Beijing India—Bangalore Japan—Tokyo Singapore—Singapore Taiwan—Taipei
ITEM 3. Legal Proceedings.
Information with respect to this item may be found in Note 17, “Litigation and Contingencies,” to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.
ITEM 4. Mine Safety Disclosures.
Not applicable.

Table of Content

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The common stock of Hewlett Packard Enterprise is listed on the New York Stock Exchange (“NYSE”) with the ticker symbol “HPE.”
Holders
As of December 11, 2023, there were 45,876 stockholders of record of Hewlett Packard Enterprise common stock.
Dividends
During fiscal 2023, we paid a quarterly dividend of $0.12 per share to our shareholders. On November 28, 2023 we declared a quarterly dividend of $0.13 per share, payable on January 11, 2024, to stockholders of record as of the close of business on December 13, 2023.
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
Issuer Purchases of Equity Securities

Fourth Quarter of Fiscal 2023	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (August 2023)	1,054	$17.24	1,054	$1,001,632
Month 2 (September 2023)	927	17.21	927	985,676
Month 3 (October 2023)	1,302	16.26	1,302	$964,514
Total	3,283	$16.84	3,283
On October 13, 2015, the Company's Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion, $5.0 billion and $2.5 billion on May 24, 2016, October 16, 2017 and February 21, 2018, respectively. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. As of October 31, 2023, the Company had a remaining authorization of approximately $1.0 billion for future share repurchases.

Table of Content

Stock Performance Graph and Cumulative Total Return
The graph below shows a comparison of cumulative total stockholder return, the S&P 500 Index, and the S&P Information Technology Index. This graph covers the period from October 31, 2018 through October 31, 2023. This graph assumes the investment of $100 in the stock or the index on October 31, 2018 (and the reinvestment of dividends thereafter). The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

$300
$250
$200
$150
$100
$50
$0
10/31/18
10/31/19
10/31/20
10/31/21
10/31/22
10/31/23
Hewlett Packard Enterprise
S&P 500 Index
S&P Information Technology Index

	10/2018	10/2019	10/2020	10/2021	10/2022	10/2023
Hewlett Packard Enterprise	$100.00	$110.91	$60.86	$106.76	$107.41	$119.28
S&P 500 Index	$100.00	$114.32	$125.40	$179.19	$152.98	$168.46
S&P Information Technology Index	$100.00	$122.57	$164.82	$242.15	$193.09	$252.65
ITEM 6. [Reserved]

Table of Content

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section, we use the terms “Hewlett Packard Enterprise,” “HPE,” “the Company,” “we,” “us,” and “our” to refer to Hewlett Packard Enterprise Company.
This section of this Form 10-K generally discusses fiscal 2023 and fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Form 10-K can be found in “Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the fiscal year October 31, 2022, as filed with the SEC on December 8, 2022, which is available on the SEC's website at www.sec.gov.
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
This MD&A is organized as follows:
•Trends and Uncertainties. A discussion of material events and uncertainties known to management, such as the mixed macroeconomic environment, supply chain constraints (though easing), uneven demand across our portfolio, increased demand for and adoption of new technologies, conservative customer spending environment, inflationary trend and foreign exchange pressures, and recent tax developments.
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
•GAAP to Non-GAAP Reconciliation. Each non-GAAP financial measure has been reconciled to the most directly comparable GAAP financial measure. This section also includes a discussion of the use, usefulness and economic substance of the non-GAAP financial measures, along with a discussion of material limitations, and compensation for those limitations, associated with the use of non-GAAP financial measures.
TRENDS AND UNCERTAINTIES
The elevated order book levels we experienced in fiscal 2022 have generally declined throughout fiscal 2023, as supply chain constraints eased (though challenges still remain) and demand softened unevenly across our portfolio (as a result of improving supply chain dynamics and as customers have been digesting their prior larger orders). Meanwhile, demand for and adoption of new technologies, such as AI, hybrid cloud, and edge computing, have increased. We have observed, and expect to continue seeing, customers of various segments and sizes pursue such new technologies. As noted above, we have continued to see elongated sales cycles, as customers work through prior orders and adopt a more conservative approach to spending in a mixed macroeconomic environment. This has been particularly true of certain of our hardware businesses, as customers have focused investments on modernizing infrastructure, such as migrating to cloud-based offerings. We expect such mixed macroeconomic environment to continue to moderate our revenue growth in the near term.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Additionally, we continue to experience a challenging foreign exchange environment, which has increased costs of products and services and moderated our revenue and earnings growth. We have a large global presence, with more than half of our revenue generated outside of the U.S. As a result, our financial results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. Furthermore, inflationary pressures persist, keeping not only material and logistics costs, but also labor costs, somewhat elevated compared to pre-COVID-19 pandemic levels. We expect the unfavorable foreign exchange effects and inflationary trend to continue in the longer term.
Recent Tax Developments
The Organisation for Economic Co-operation and Development, an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. In December 2022, the EU member states adopted a directive that implements the Pillar Two framework, which is expected to be enacted into the national laws of the EU member states by December 31, 2023. Certain countries in which we operate have enacted legislation to adopt the Pillar Two framework (e.g., United Kingdom and Korea), and several other countries are also considering changes to their tax laws to implement this framework. The first component of the Pillar Two framework is expected to be effective for us in fiscal 2025 with a second component expected to be effective in fiscal 2026. When and how this framework is adopted or enacted by the various countries in which we do business could increase tax complexity and uncertainty and may adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the “Corporate AMT”) of 15% on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT is effective for the Company beginning in fiscal 2024. We expect U.S. cash tax to increase in the short term as a result of the Corporate AMT but do not expect the effective tax rate to be impacted as the Corporate AMT is expected to be recovered as a credit in future years. The realizability of any deferred tax asset associated with the Corporate AMT will be determined through our annual valuation allowance analysis. Additionally, the Inflation Reduction Act imposes an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision will be dependent on the extent of share repurchases made in future periods.
The Internal Revenue Service (“IRS”) is conducting audits of our fiscal 2017 through 2022 U.S. federal income tax returns. During the fourth quarter of fiscal 2023, the IRS issued notices of proposed adjustments (“NOPAs”) for fiscal 2017, 2018, and 2019 relating to our intercompany transfer pricing. After the close of fiscal 2023, the IRS issued a Revenue Agent Report (“RAR”) finalizing their position on the NOPAs for the same issues and same fiscal years. The IRS is seeking to increase taxable income across the three fiscal years by $904 million. As of the balance sheet date, we have sufficient tax credit carryforwards to offset any incremental tax liability from the adjustments in the RAR. However, we disagree with the IRS’ adjustments and believe the positions taken on our tax returns are more likely than not to prevail on technical merits, and we will defend these positions through the IRS administrative processes, as necessary. Accordingly, no changes have been made to our reserves for uncertain tax positions in fiscal 2023 relating to the IRS’ adjustments.
Russia/Ukraine Conflict
The conflict between Russia and Ukraine and the related sanctions imposed by the U.S., European Union and other countries in response have negatively impacted our operations in both countries and increased economic and political uncertainty across the world. In response to the sanctions imposed, in February 2022, we suspended all new sales and shipments to Russia and Belarus and implemented compliance measures to address the continuously changing regulatory landscape. Based on a further assessment of business risks and needs, in June 2022, we determined that it was no longer tenable to maintain our operations in Russia and Belarus and have been proceeding with an orderly, managed exit of our remaining business in these countries.
Other Trends and Uncertainties
We have observed market trends and demand gravitating towards AI, hybrid cloud, and edge computing, and data securities capabilities, and offerings. The volume of data at the edge continues to grow, driven by the proliferation of more devices, which has led to the need for enhanced security at the edge, as well. The need for a unified cloud experience everywhere has grown, as well, in order to manage the growth of data at the edge. With the abundance of data, there are opportunities to develop AI tools with powerful computational abilities to extract insights and value from the captured data. We expect these market dynamics and trends to continue in the longer term.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Observing these dynamics, we have accelerated our investment and innovation efforts in these areas that we see as critical to our long-term strategy and growth, including in pivoting our go-to-market motion and sales function. At the same time, we continue to strengthen our core Compute and Storage-oriented offerings and expand our offerings on the HPE GreenLake edge-to-cloud platform, to enable execution of our aaS pivot to become the edge-to-cloud company for our customers and partners. Furthermore, as noted elsewhere in this report, effective November 1, 2023, we have realigned our financial reporting segments to align with these key market trends. It is uncertain whether we will successfully execute this shift in strategic focus, realize the anticipated benefits of doing so, or capture the anticipated shares of the AI, hybrid cloud, and edge markets.
The following Executive Overview, Results of Operations and Liquidity discussions and analysis compare fiscal 2023 to fiscal 2022, unless otherwise noted. The Capital Resources and, Cash Requirements and Commitments sections present information as of October 31, 2023, unless otherwise noted.
EXECUTIVE OVERVIEW
Net revenue of $29.1 billion represented an increase of 2.2% (increased 5.5% on a constant currency basis) primarily due to higher average unit prices (“AUPs”) in the Intelligent Edge and Compute segments, and higher customer acceptances in the High Performance Computing & Artificial Intelligence (“HPC & AI”) segment. The increase in net revenue was moderated by a decline in server unit volume in the Compute segment and unfavorable currency fluctuations. The gross profit margin of 35.1% (or $10.2 billion) represents an increase of 1.7 percentage points from the prior-year period due to the impact of higher-margin networking revenue, higher AUPs in Intelligent Edge and Compute, and lower supply chain and commodity costs. The operating profit margin of 7.2%, represents an increase of 4.5 percentage points primarily due to the aforementioned gross margin improvement, goodwill impairment charges for the HPC & AI and Software businesses in the prior-year period, and lower transformation expenses in the current period. The increase in operating profit margin was moderated by higher planned investments in research and development in the current period.
Financial Results
The following table summarizes our consolidated GAAP financial results:

	For the fiscal years ended October 31,
	2023	2022	Change
	In millions, except per share amounts
Net revenue	$29,135	$28,496	2.2%
Gross profit	$10,239	$9,506	7.7%
Gross profit margin	35.1%	33.4%	1.7pts
Earnings from operations	$2,089	$782	167.1%
Operating profit margin	7.2%	2.7%	4.5pts
Net earnings	$2,025	$868	133.3%
Diluted net earnings per share	$1.54	$0.66	$0.88
Cash flow from operations	$4,428	$4,593	$(165)
The following table summarizes our consolidated non-GAAP financial results:

	For the fiscal years ended October 31,
	2023	2022	Change
	In millions, except per share amounts
Net revenue in constant currency	$30,077	$28,496	5.5%
Non-GAAP gross profit	$10,273	$9,667	6.3%
Non-GAAP gross profit margin	35.3%	33.9%	1.4pts
Non-GAAP earnings from operations	$3,145	$3,026	3.9%
Non-GAAP operating profit margin	10.8%	10.6%	0.2pts
Non-GAAP net earnings	$2,832	$2,664	6.3%
Non-GAAP diluted net earnings per share	$2.15	$2.02	$0.13
Free cash flow	$2,238	$1,794	$444

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Each non-GAAP financial measure has been reconciled to the most directly comparable GAAP financial measure herein. Please refer to the section “GAAP to non-GAAP Reconciliations” included in this MD&A for these reconciliations, a discussion of the use, usefulness and economic substance of the non-GAAP financial measures, along with a discussion of material limitations, and compensation for those limitations, associated with the use of non-GAAP financial measures.
Annualized Revenue Run-rate (“ARR”)
Our pivot to aaS continues its strong momentum with the addition of HPE GreenLake Cloud Services. Our mix of ARR is becoming more software-rich as we build our HPE GreenLake edge-to-cloud platform, which is improving our margin profile. On the innovation front, we announced a transformative new data storage services platform that brings our cloud operations model to wherever data lives by unifying data operations. The platform will be available through HPE GreenLake Central and includes a new data services cloud console and a suite of software subscription services that simplifies and automates global infrastructure at scale. We will continue to invest aggressively in HPE GreenLake Cloud Services to provide a true cloud experience and operating model, whether at the edge, on-premises or across multiple clouds.
ARR represents the annualized revenue of all net HPE GreenLake edge-to-cloud platform services revenue, related financial services revenue (which includes rental income from operating leases and interest income from finance leases), and software-as-a-service, software consumption revenue, and other aaS offerings, recognized during a quarter and multiplied by four. We believe that ARR is a metric that allows management to better understand and highlight the potential future performance of our aaS business. We also believe ARR provides investors with greater transparency to our financial information and of the performance metric used in our financial and operational decision making and allows investors to see our results “through the eyes of management.” We use ARR as a performance metric. ARR should be viewed independently of net revenue and is not intended to be combined with it.
ARR does not have any standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.
The following presents our ARR as of October 31, 2023 and 2022:

	For the fiscal years ended October 31,
	2023	2022
	Dollars in millions
ARR	$1,304	$936
Year-over-year growth rate	39%	17%
The 39% year over year increase in ARR was due primarily to growth in our HPE GreenLake edge-to-cloud platform, which was due to an expanding customer installed base and expanded range of offerings on the HPE GreenLake edge-to-cloud platform. At the segment level, the growth was led by Intelligent Edge aaS and Storage aaS activity.
Returning capital to our shareholders remains an important part of our capital allocation framework, which also consists of strategic investments. We believe our existing balance of cash and cash equivalents, along with commercial paper and other short-term liquidity arrangements, are sufficient to satisfy our working capital needs, capital asset purchases, dividends, debt repayments, and other liquidity requirements associated with our existing operations. As of October 31, 2023, our cash, cash equivalents and restricted cash were $4.6 billion, compared to $4.8 billion as of October 31, 2022, representing a decrease of $0.2 billion.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), which requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements are included in Note 1, “Overview and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements in Item 8 of Part II. An accounting policy is deemed to be critical if the nature of the estimate or assumption it incorporates is subject to material level of judgment related to matters that are highly uncertain and changes in those estimates and assumptions are reasonably likely to materially impact our Consolidated Financial Statements.
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
The majority of our revenue is derived from sales of products and services and the associated support and maintenance, and such revenue is recognized when, or as, control of promised products or services is transferred to the customer at the transaction price. Transaction price is adjusted for variable consideration which may be offered in contracts with customers, partners, and distributors and may include rebates, volume-based discounts, price protection, and other incentive programs.
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
To recognize revenue for the products and services for which control has been transferred, we allocate the transaction price for the contract among the performance obligations on a relative standalone selling price (“SSP”) basis. For products and services sold as a bundle, the SSP is generally not directly observable and requires the Company to estimate SSP based on management judgment by considering available data such as internal margin objectives, pricing strategies, market/competitive conditions, historical profitability data, as well as other observable inputs. For certain products and services, the Company establishes SSP based on the observable price when sold separately in similar circumstances to similar customers. The Company establishes SSP ranges for its products and services and reassesses them periodically.
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
We record a valuation allowance to reduce deferred tax assets to the amount that we are more likely than not to realize. In determining the need for a valuation allowance, we consider future market growth, forecasted earnings, future sources of taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income, of the appropriate character, in the jurisdictions in which the deferred tax assets are located, prior to their expiration under applicable tax laws.

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
We are subject to income taxes in the U.S. and approximately 85 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our Provision for taxes, Net earnings and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest, and uncertain tax positions from acquired companies. For further discussion on taxes on earnings, refer to Note 6, “Taxes on Earnings,” to the Consolidated Financial Statements in Item 8 of Part II.
Goodwill
We review goodwill for impairment at the reporting unit level annually on the first day of the fourth quarter, or whenever events or circumstances indicate the carrying amount of goodwill may not be recoverable. We are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test.
As of October 31, 2023, our reporting units with goodwill are consistent with the reportable segments identified in Note 2, “Segment Information” to the Consolidated Financial Statements in Item 8 of Part II, with the exception of Corporate Investments and Other which contains five reporting units: Advisory and Professional Services, Athonet, legacy Communications and Media Solutions business, OpsRamp and Software.
When performing the goodwill impairment test, we compare the fair value of each reporting unit to its carrying amount. An impairment exists if the fair value of the reporting unit is less than its carrying amount. For two of our reporting units, Athonet and OpsRamp, we perform a qualitative assessment to determine whether it is more likely than not that the fair value is less than the carrying amount. The qualitative assessment requires management judgement in assessing factors including, but not limited to, the macroeconomic and industry environment as well as Company-specific factors. The assessments for Athonet and OpsRamp as of our test date indicated that it is not more likely than not that the fair values of these two reporting units are less than their carrying amounts.
For all of our other reporting units, we conduct a quantitative assessment. Estimating the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We estimate the fair value of our reporting units using a weighting of fair values derived mostly from the income approach and, to a lesser extent, the market approach, with the exception of the Software reporting unit which uses a weighting derived solely from the market approach. Under the income approach, the fair value of a reporting unit is based on discounted cash flow analysis of management's short-term and long-term forecast of operating performance. This analysis includes significant assumptions regarding revenue growth rates, expected operating margins, and timing of expected future cash flows based on market conditions and customer acceptances. The discount rate used is based on the weighted-average cost of capital of comparable public companies adjusted for the relevant risk associated with business specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, the fair value is based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. We weight the fair value derived from the market approach commensurate with the level of comparability of these publicly traded companies to the reporting unit. When market comparables are not meaningful or not available, we estimate the fair value of a reporting unit using the income approach. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
Our annual goodwill impairment analysis, which we performed as of the first day of the fourth quarter of fiscal 2023, did not result in any impairment charges. The excess of fair value over carrying amount for our reporting units ranged from approximately 5% to 218% of the respective carrying amounts. In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

unit. Based on the results of this hypothetical 10% decrease all of the reporting units had an excess of fair value over carrying amount, except for Compute.
The Compute reporting unit has goodwill of $7.7 billion as of October 31, 2023, and excess of fair value over carrying value of 5% as of the annual test date. The Compute business is facing challenges reflected in the results for October 31, 2023. The Compute business is cyclical in nature. Over the last several years, digital transformation drove increased investment to modernize infrastructure. However, in the current macroeconomic and inflationary environment, customers have slowed their investments resulting in lower server demand and competitive pricing. These dynamics are further compounded by higher supply chain costs. During this cycle, the Compute business continues to focus on capturing market share while maintaining operating margin.

The HPC & AI reporting unit has goodwill of $2.9 billion as of October 31, 2023, and excess of fair value over carrying value of 12% as of the annual test date. The HPC & AI business continues to face challenges related to supply chain constraints of key components and other operational challenges impacting our ability to achieve certain customer acceptance milestones required for revenue recognition and resulting cost increases associated with fulfilling contracts over longer than originally anticipated timelines. We currently believe these challenges will be successfully addressed as the supply chain constraints continue to improve.

In addition, effective November 1, 2023 (fiscal 2024), there were organizational changes impacting the composition of our reporting units. These changes will require us to perform an interim impairment assessment as of that date. If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or projected operating margins are not achieved, weighted average cost of capital increases, or if we have a significant sustained decline in our stock price, it is possible our estimates about the Compute, HPC & AI, or our other reporting units’ ability to successfully address the current challenges may change, which could result in the carrying value for our reporting units exceeding their estimated fair value resulting in potential impairment charges.
Our fiscal 2022 annual goodwill impairment analysis resulted in impairment charges for goodwill related to the HPC & AI and Software reporting units. There was no impairment of goodwill for our other reporting units.
The decline in the fair value of the HPC & AI reporting unit in fiscal 2022 below its carrying value resulted from changes in expected future cash flows due to the continuation of supply chain constraints, and other operational challenges as well as an increase in cost of capital. As a result, a goodwill impairment charge of $815 million was recorded in the fourth quarter of fiscal 2022.
The decline in the fair value of the Software reporting unit in fiscal 2022 resulted primarily from a decline in market multiples. As a result, a goodwill impairment charge of $90 million was recorded in the fourth quarter of fiscal 2022.
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
Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingency matters further discussed in Note 17, “Litigation and Contingencies,” to the Consolidated Financial Statements in Item 8 of Part II, are not a meaningful indicator of our potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2023, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in our financial statements.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31,
	2023		2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$29,135	100.0%	$28,496	100.0%	$27,784	100.0%
Cost of sales	18,896	64.9%	18,990	66.6%	18,408	66.3%
Gross profit	10,239	35.1%	9,506	33.4%	9,376	33.7%
Research and development	2,349	8.1%	2,045	7.2%	1,979	7.1%
Selling, general and administrative	5,160	17.7%	4,941	17.3%	4,929	17.7%
Amortization of intangible assets	288	1.0%	293	1.0%	354	1.3%
Impairment of goodwill	—	—%	905	3.2%	—	—%
Transformation costs	283	1.0%	473	1.7%	930	3.3%
Disaster charges	1	—%	48	0.2%	16	0.1%
Acquisition, disposition and other related charges	69	0.1%	19	0.1%	36	0.1%
Earnings from operations	2,089	7.2%	782	2.7%	1,132	4.1%
Interest and other, net	(156)	(0.5)%	(188)	(0.7)%	(211)	(0.8)%
Tax indemnification and other adjustments	55	0.2%	(67)	(0.2)%	65	0.2%
Non-service net periodic benefit (cost) credit	(3)	—%	134	0.5%	70	0.3%
Litigation judgment	—	—%	—	—%	2,351	8.5%
Earnings from equity interests	245	0.8%	215	0.8%	180	0.6%
Earnings before taxes	2,230	7.7%	876	3.1%	3,587	12.9%
Provision for taxes	(205)	(0.7)%	(8)	(0.1)%	(160)	(0.6)%
Net earnings	$2,025	7.0%	$868	3.0%	$3,427	12.3%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2023 compared with fiscal 2022
Net revenue
In fiscal 2023, total net revenue of $29.1 billion represented an increase of $639 million, or 2.2% (increased 5.5% on a constant currency basis). U.S. net revenue increased by $944 million, or 10.0% to $10.4 billion, and net revenue from outside of the U.S. decreased by $305 million, or 1.6%, to $18.7 billion.
The components of the weighted net revenue change by segment were as follows:

	For the fiscal years ended October 31,
	2023	2022
	Percentage Points
Compute	(5.0)	1.6
HPC & AI	2.6	0.1
Storage	(0.7)	(0.1)
Intelligent Edge	5.4	1.3
Financial Services	0.5	(0.2)
Corporate Investments and Other	—	(0.4)
Total segment	2.8	2.3
Elimination of intersegment net revenue and other	(0.6)	0.3
Total HPE	2.2	2.6
Fiscal 2023 compared with fiscal 2022
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Compute net revenue decrease of $1,414 million, or 11.0%, primarily due to a decline in server unit volume and unfavorable currency fluctuations moderated by higher AUPs
•HPC & AI net revenue increase of $721 million, or 22.6%, primarily due to higher customer acceptances
•Storage net revenue decrease of $188 million, or 4.1%, primarily due to unfavorable currency fluctuations
•Intelligent Edge net revenue increase of $1,530 million, or 41.6%, primarily due to increased AUPs and volume and product mix effect
•Financial Services net revenue increase of $141 million, or 4.2%, primarily due to higher rental revenue from higher average operating leases and higher finance income on finance leases due to an increasing interest rate environment
•Corporate Investments and Other net revenue decrease of $5 million, or 0.4%, primarily due to unfavorable currency fluctuations
Gross Profit
Fiscal 2023 total gross profit margin of 35.1% represents an increase of 1.7 percentage points as compared to the respective prior year period. The increase was due to the impact of higher-margin networking revenue, higher AUPs in Intelligent Edge and Compute, and lower supply chain and commodity costs. Additionally, the increase was partially offset by lower gross profit from support services.
Operating expenses
Research and development (“R&D”)
R&D expense increased by $304 million, or 14.9%, led by Intelligent Edge, HPC & AI and Storage. The increase was driven by higher employee costs due to an increase in software engineers to pursue our strategic goals, which contributed 15.6 percentage points to the change.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Selling, general and administrative (“SG&A”)
SG&A expense increased by $219 million, or 4.4%, due primarily to higher travel and marketing expenses by 1.8 percentage points; increased employee costs by 1.7 percentage points; factoring fees, charitable donations, other general expenses and higher software expenditures, all of which contributed 1.9 percentage points to the change. The increase was partially offset by a combination of lower consulting costs and cost savings from our transformation programs.
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
Transformation costs decreased by $190 million, or 40.2%, due to lower charges incurred in the current period as these plans approach completion. Refer to Note 3, “Transformation Programs” to the Consolidated Financial Statements in Item 8 of Part II for further discussion.
Disaster charges
Disaster charges decreased by $47 million or 97.9% due to charges recorded in fiscal 2022 driven by the Company’s exit from its Russia and Belarus businesses.
Interest and other, net
Interest and other, net expense decreased by $32 million, due to favorable currency fluctuations and an increase in net interest income from higher interest rates, partially offset by an increase in impairments recorded on equity investments in fiscal 2023.
Tax indemnification and other adjustments
We record changes in certain pre-separation and pre-divestiture tax liabilities and tax receivables for which we remain liable on behalf of the separated or divested business, but which may not be subject to indemnification.
We recorded Tax indemnification and other adjustments income of $55 million and expense of $67 million in fiscal 2023 and 2022, respectively.
In fiscal 2023, Tax indemnification and other adjustments included the favorable settlement of tax indemnification liabilities for certain pre-divestiture tax liabilities. In fiscal 2022, Tax indemnification and other adjustments resulted from changes in certain pre-separation tax liabilities, for which we partially shared joint and several liability with HP Inc. and for which we were indemnified under the Termination and Mutual Release Agreement, and changes to certain pre-divestiture tax liabilities and tax receivables.
Non-service net periodic benefit (cost) credit
Non-service net periodic benefit (cost) credit represents the components of net periodic pension benefit costs, other than service cost, for the Hewlett Packard Enterprise defined benefit pension and post-retirement benefit plans such as interest cost, expected return on plan assets, and the amortization of prior plan amendments and actuarial gains or losses. The benefit (cost) credit also includes the impact of any plan settlements, curtailments, or special termination benefits.
In fiscal 2023, Non-service net periodic benefit (cost) credit decreased by $137 million resulting in non-service net periodic benefit cost of $3 million in the current period, as compared to non-service net periodic benefit credit of $134 million in fiscal 2022. The change was primarily due to higher interest cost as a result of higher discount rates, partially offset by higher expected returns on assets and lower amortized actuarial losses in the current period.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Earnings from equity interests
Earnings from equity interests primarily represents our 49% interest in H3C Technologies Co., Limited (“H3C”) and the amortization of our interest in a basis difference. In fiscal 2023, Earnings from equity interests increased by $30 million due primarily to lower amortization expense from basis difference in the current period.
Provision for taxes
For fiscal 2023 and 2022, we recorded income tax expense of $205 million and $8 million, respectively, which reflect effective tax rates of 9.2% and 0.9%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but may also be materially impacted by discrete tax adjustments during the fiscal year. Our tax rate for fiscal 2022 also included the effects of the non-deductible goodwill impairment. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented include Puerto Rico and Singapore.
In fiscal 2023, we recorded $131 million of net income tax benefits related to items discrete to the year. These amounts primarily included:
•$104 million of income tax benefits related to transformation costs and acquisition, disposition and other related charges and
•$19 million of net excess tax benefits related to stock-based compensation.
In fiscal 2022, we recorded $454 million of net income tax benefits related to items discrete to the year. These amounts primarily included:
•$150 million of income tax benefits related to releases of foreign valuation allowances,
•$99 million of income tax benefits related to transformation costs and acquisition, disposition and other related charges,
•$43 million of income tax benefits related to the settlement of U.S. tax audit matters,
•$42 million of income tax benefits related to the release of U.S. passive foreign tax credit valuation allowance,
•$30 million of income tax benefits related to the change in pre-separation tax liabilities, primarily those for which we shared joint and several liability with, and for which we were indemnified by, HP Inc.,
•$27 million of income tax benefits related to the utilization of capital losses which had a full valuation allowance,
•$12 million of income tax benefits as a result of the fiscal 2021 U.S. tax return filing primarily from the decrease in Global Intangible Low Taxed Income, and
•$11 million of net income tax benefits related to settlements and ongoing discussions in foreign tax audit matters.
Segment Information
Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker (“CODM”), who is the CEO, uses to evaluate, view, and run our business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results.
A description of the products and services for each segment, along with other pertinent information related to Segments can be found in Note 2, “Segment Information,” to the Consolidated Financial Statements in Item 8 of Part II.
Segment Results
The following provides an overview of our key financial metrics by segment for fiscal 2023 as compared to fiscal 2022:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	HPE Consolidated		Compute		HPC & AI		Storage		Intelligent Edge		Financial Services		Corporate Investments and Other
	Dollars in millions, except for per share amounts
Net revenue(1)		$29,135		$11,436		$3,913		$4,415		$5,204		$3,480		$1,250
Year-over-year change %	2.2%		(11.0)%		22.6%		(4.1)%		41.6%		4.2%		(0.4)%
Earnings (loss) from operations(2)		$2,089		$1,569		$47		$429		$1,419		$317		$(172)
Earnings (loss) from operations as a % of net revenue	7.2%		13.7%		1.2%		9.7%		27.3%		9.1%		(13.8)%
Year-over-year change percentage points	4.5	pts	(0.5)	pts	0.9	pts	(4.2)	pts	12.4	pts	(2.8)	pts	(6.5)	pts

(1)HPE consolidated net revenue excludes inter-segment net revenue.
(2)Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of initial direct costs, amortization of intangible assets, impairment of goodwill, transformation costs, disaster charges and acquisition, disposition and other related charges.
Compute

	For the fiscal years ended October 31,
	2023	2022	2021	2023 vs 2022 % Change
	Dollars in millions
Net revenue	$11,436	$12,850	$12,409	(11.0)%
Earnings from operations	$1,569	$1,821	$1,382	(13.8)%
Earnings from operations as a % of net revenue	13.7%	14.2%	11.1%

Fiscal 2023 compared with fiscal 2022
Compute net revenue decreased by $1,414 million, or 11.0% (decreased 7.1% on a constant currency basis), primarily due to a $1,424 million, or 14.3%, decrease in product revenue. The decline in product revenue was primarily due to lower server unit volume of $1,889 million, or 18.9%, and unfavorable currency fluctuations of $399 million. The product revenue decline was moderated by an increase in AUPs of $864 million, or 8.7%, led by higher sales of server configurations with more complex component architectures in our next generation products.
Compute earnings from operations as a percentage of net revenue decreased 0.5 percentage points primarily due to an increase in operating expenses as a percentage of net revenue partially offset by a decrease in the cost of products and services as a percentage of net revenue. The increase in operating expenses as a percentage of net revenue was primarily due to the scale of the net revenue decline. The decrease in costs of products and services as a percentage of net revenue was primarily due to higher AUPs moderated by unfavorable currency fluctuations and higher supply chain costs.
HPC & AI

	For the fiscal years ended October 31,
	2023	2022	2021	2023 vs 2022 % Change
	Dollars in millions
Net revenue	$3,913	$3,192	$3,184	22.6%
Earnings from operations	$47	$11	$231	327.3%
Earnings from operations as a % of net revenue	1.2%	0.3%	7.3%
Fiscal 2023 compared with fiscal 2022
HPC & AI net revenue increased by $721 million, or 22.6% (increased 25.2% on a constant currency basis), primarily due to a $759 million, or 33.6%, increase in product revenue. The product revenue increase was led by the HPE Cray Supercomputing product portfolio, as operational and supply improvements addressed challenges with achieving certain

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

customer acceptance milestones for revenue recognition. HPE Cray Supercomputing experienced a deal volume increase of $991 million, or 43.9%, moderated by lower AUPs of $358 million, or 15.8%. The product revenue was also impacted by unfavorable currency fluctuation of $69 million. Services revenue declined by $38 million, or 4.1%, primarily due to unfavorable portfolio mix of service offerings.
HPC & AI earnings from operations as a percentage of net revenue remained relatively flat, driven by a decrease in operating expenses as a percentage of net revenue partially offset by an increase in costs of products and services as a percentage of net revenue.
Storage

	For the fiscal years ended October 31,
	2023	2022	2021	2023 vs 2022 % Change
	Dollars in millions
Net revenue	$4,415	$4,603	$4,635	(4.1)%
Earnings from operations	$429	$641	$716	(33.1)%
Earnings from operations as a % of net revenue	9.7%	13.9%	15.4%
Fiscal 2023 compared with fiscal 2022
Storage net revenue decreased by $188 million, or 4.1% (decreased 0.7% on a constant currency basis) primarily due to unfavorable currency fluctuations and a decrease in AUPs. Storage product revenue decreased by $187 million, or 6.9%, primarily due to unfavorable currency fluctuations of $122 million, a decrease in AUPs of $21 million, or 0.8%, led by HPE Alletra Storage portfolio and big data, a unit volume decrease of $25 million, or 0.9%, led by HPE Alletra Storage portfolio and moderated by big data, and lower revenue from Russia of $20 million. Storage services revenue remained relatively flat.
Storage earnings from operations as a percentage of net revenue decreased 4.2 percentage points due to increases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was due primarily to unfavorable currency fluctuations partially offset by lower supply chain costs. The increase in operating expenses as a percentage of net revenue was due primarily to incremental investments in R&D and field selling costs.
Intelligent Edge

	For the fiscal years ended October 31,
	2023	2022	2021	2023 vs 2022 % Change
	Dollars in millions
Net revenue	$5,204	$3,674	$3,302	41.6%
Earnings from operations	$1,419	$549	$509	158.5%
Earnings from operations as a % of net revenue	27.3%	14.9%	15.4%
Fiscal 2023 compared with fiscal 2022
Intelligent Edge net revenue increased by $1,530 million, or 41.6% (increased 44.9% on a constant currency basis). Product revenue increased by $1,387 million, or 46.5%, led by higher AUPs of $1,257 million, or 42.2%, and a volume and product mix effect of $236 million, or 7.9%, moderated by unfavorable currency fluctuations of $106 million. The product revenue increase was led by switching and wireless local area network products, which benefited from improvements in the supply availability, and elevated order book levels at the beginning of the period. Services net revenue increased $143 million, or 20.6%, primarily led by our aaS and attached support service offerings.
Intelligent Edge earnings from operations as a percentage of net revenue increased 12.4 percentage points primarily due to decreases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was primarily due to lower supply chain costs, moderating the decrease was a lower mix of higher-margin support services revenue. Operating expenses as a percentage of net revenue decreased primarily due to our cost containment measures.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Financial Services

	For the fiscal years ended October 31,
	2023	2022	2021	2023 vs 2022 % Change
	Dollars in millions
Net revenue	$3,480	$3,339	$3,401	4.2%
Earnings from operations	$317	$399	$390	(20.6)%
Earnings from operations as a % of net revenue	9.1%	11.9%	11.5%
Fiscal 2023 compared with fiscal 2022
FS net revenue increased by $141 million, or 4.2% (increased 5.4% on a constant currency basis) due primarily to higher rental revenue from higher average operating leases and higher finance income on finance leases due to an increasing interest rate environment, partially offset by lower asset management revenue primarily from lower pre-owned asset sales and unfavorable currency fluctuations.
FS earnings from operations as a percentage of net revenue decreased 2.8 percentage points due primarily to an increase in cost of services as a percentage of net revenue, while operating expenses as a percentage of net revenue were relatively flat. The increase to cost of services as a percentage of net revenue resulted primarily from a combination of higher borrowing costs and higher depreciation expense, partially offset by lower bad debt expense.
Financing Volume

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
Financing volume	$6,412	$6,252	$6,168
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased by 2.6% in fiscal 2023 as compared to the prior-year period. The increase was primarily driven by higher financing of HPE product sales and services, partially offset by lower financing of third-party product sales and services and unfavorable currency fluctuations.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of October 31
	2023	2022
	Dollars in millions
Financing receivables, gross	$8,814	$8,359
Net equipment under operating leases	4,100	4,103
Capitalized profit on intercompany equipment transactions(1)	263	241
Intercompany leases(1)	109	97
Gross portfolio assets	13,286	12,800
Allowance for doubtful accounts(2)	178	222
Operating lease equipment reserve	36	44
Total reserves	214	266
Net portfolio assets	$13,072	$12,534
Reserve coverage	1.6%	2.1%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.6 billion and $11.5 billion at October 31, 2023 and 2022, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at October 31, 2023 and 2022, was $1.7 billion and $1.6 billion, respectively.
As of October 31, 2023 and 2022, FS net cash and cash equivalents balances were $700 million and $923 million, respectively.
Net portfolio assets as of October 31, 2023 increased 4.3% from October 31, 2022. The increase generally resulted from new financing volume exceeding portfolio runoff during the period, along with favorable currency fluctuations.
FS bad debt expense includes charges to general reserves, specific reserves and write-offs for sales-type, direct-financing and operating leases. FS recorded net bad debt expense of $59 million, $82 million and $95 million in fiscal 2023, 2022 and 2021, respectively.
Corporate Investments and Other

	For the fiscal years ended October 31,
	2023	2022	2021	2023 vs 2022 % Change
	Dollars in millions
Net revenue	$1,250	$1,255	$1,356	(0.4)%
Loss from operations	$(172)	$(92)	$(95)	87.0%
Loss from operations as a % of net revenue	(13.8)%	(7.3)%	(7.0)%
Fiscal 2023 compared with fiscal 2022
Corporate Investments and Other net revenue decreased by $5 million, or 0.4% (increased 3.3% on a constant currency basis) primarily due to unfavorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue increased 6.5 percentage points primarily due to an increase in cost of services and operating expense as a percentage of net revenue. The increase in cost of services as a percentage of net revenue was primarily due to unfavorable currency fluctuations, higher services delivery costs and higher variable compensation expense. The increase in operating expenses as a percentage of net revenue was primarily due to higher variable compensation expense.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES
Current Overview
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. We anticipate that the funds made available and cash generated from operations along with our access to capital markets will be sufficient to meet our liquidity requirements for at least the next twelve months and for the foreseeable future thereafter. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A and market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A.
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S as of October 31, 2023. We utilize a variety of planning and financing strategies in an effort to provide availability of our worldwide cash when and where it is needed.
Amounts held outside of the U.S. are generally utilized to support our non-U.S. liquidity needs. Repatriations of amounts held outside the U.S. generally should not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on the repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
In connection with the share repurchase program previously authorized by our Board of Directors, during fiscal 2023, we repurchased and settled an aggregate amount of $0.4 billion. As of October 31, 2023, we had a remaining authorization of approximately $1.0 billion for future share repurchases. For more information on our share repurchase program, refer to Note 15, “Stockholders' Equity,” to the Consolidated Financial Statements in Item 8 of Part II.
Pursuant to the Shareholders' Agreement among our relevant subsidiaries, Unisplendour International Technology Limited (“UNIS”), and H3C dated as of May 1, 2016, as amended from time to time, and most recently on October 28, 2022, we delivered a notice to UNIS on December 30, 2022, to exercise our right to put to UNIS, for cash consideration, all of the H3C shares held by us, which represent 49% of the total issued share capital of H3C. On May 26, 2023, our relevant subsidiaries entered into a Put Share Purchase Agreement with UNIS, whereby UNIS has agreed to purchase all of the H3C shares held by us, through our subsidiaries, for a total pre-tax cash consideration of $3.5 billion. We intend to consider a range of allocation activities, in line with our practice of pursuing a balanced, returns-based approach for capital allocation decisions, including but not limited to organic and strategic investments, return of capital to shareholders, repayment and/or redemption of outstanding debt, and general corporate purposes. The disposition remains subject to obtaining required regulatory approvals and completion of certain conditions necessary for closing.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Liquidity
Our cash, cash equivalents, restricted cash, total debt and available borrowing resources were as follows:

	As of October 31,
	2023	2022	2021
	In millions
Cash, cash equivalents and restricted cash	$4,581	$4,763	$4,332
Total debt	12,355	12,465	13,448
Available borrowing resources	6,588	6,161	6,017
Commercial paper programs(1)	5,071	5,208	5,045
Uncommitted lines of credit(2)	$1,517	$953	$972

(1)The maximum aggregate borrowing amount of the commercial paper programs and revolving credit facility is $5.75 billion.
(2)The maximum aggregate capacity under the uncommitted lines of credit is $1.8 billion of which $0.3 billion was primarily utilized towards issuances of bank guarantees.
The tables below represent the way in which management reviews cash flows:

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
Net cash provided by operating activities	$4,428	$4,593	$5,871
Net cash used in investing activities	(3,284)	(2,087)	(2,796)
Net cash used in financing activities	(1,362)	(1,796)	(3,364)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	36	(279)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(182)	$431	$(289)
Free Cash Flow	$2,238	$1,794	$1,551
Operating Activities
Net cash provided by operating activities decreased by $165 million for fiscal 2023, as compared to fiscal 2022. The decrease was primarily due to unfavorable working capital primarily resulting from higher vendor payments and an increase in financing receivables, moderated by unfavorable hedging positions, lower cash payouts for variable compensation, and favorable impacts from other assets and liabilities during the current period.
Our working capital metrics and cash conversion impacts were as follows:

	As of October 31,
	2023	2022	2021
Days of sales outstanding in accounts receivable (“DSO”)	43	47	49
Days of supply in inventory (“DOS”)	87	88	82
Days of purchases outstanding in accounts payable (“DPO”)	(134)	(149)	(128)
Cash conversion cycle	(4)	(14)	3
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms (including extended payment terms to customers or from suppliers), early or late invoice payments from customers or to suppliers, the extent of receivables factoring, seasonal trends, the timing of revenue recognition and inventory purchases within the period, the impact of commodity costs and acquisition activity.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the three-month

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

period ending October 31, 2022, the decrease in DSO by 4 days in the current period was primarily due to higher early collections and receivables factoring.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three-month period ending October 31, 2022, the DOS remained relatively flat.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three-month period ending October 31, 2022, the decrease in DPO by 15 days in the current period was primarily due to lower inventory purchases during the current period.
Investing Activities
Net cash used in investing activities increased by $1.2 billion in fiscal 2023, as compared to fiscal 2022. The increase was primarily due to payments made in connection with business acquisitions of $0.8 billion, higher cash utilized in net financial collateral activities of $0.5 billion, lower proceeds from maturities and sales of investments, net of purchases of $0.2 billion, offset by lower investment in property, plant and equipment of $0.3 billion, as compared to the prior-year period.
Financing Activities
Net cash used in financing activities decreased by $0.4 billion in fiscal 2023, as compared to fiscal 2022. The decrease was primarily due to an increase in proceeds from debt, net of issuance costs of $1.4 billion, offset by higher repayments of debt and short-term borrowings of $1.0 billion, as compared to the prior-year period.
Free Cash Flow
Free cash flow (“FCF”) represents cash flow from operations, less net capital expenditures (investments in property, plant and equipment (“PP&E”) less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. FCF increased by $0.4 billion in fiscal 2023, as compared to fiscal 2022, due to a favorable currency impact on cash, cash equivalents, and restricted cash, lower cash utilized for investments in PP&E, moderated by lower cash provided from operations, as compared to the prior-year period. For more information on our FCF, refer to the section entitled “GAAP to non-GAAP Reconciliations” included in this MD&A.
For more information on the impact from operating assets and liabilities to cash flows, see Note 7, “Balance Sheet Details,” to the Consolidated Financial Statements in Item 8 of Part II.
Capital Resources
Debt Levels

	As of October 31,
	2023	2022	2021
	Dollars in millions
Short-term debt	$4,868	$4,612	$3,552
Long-term debt	$7,487	$7,853	$9,896
Weighted-average interest rate	5.4%	4.0%	2.9%
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure. We maintain a revolving credit facility and two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. There have been no changes to our commercial paper programs and revolving credit facility since October 31, 2022.
In December 2020, we filed a shelf registration statement with the Securities and Exchange Commission that allows us to sell, at any time and from time to time, in one or more offerings, debt securities, preferred stock, common stock, warrants, depository shares, purchase contracts, guarantees or units consisting of any of these securities. The shelf registration statement expired in December 2023, and we expect to file a new shelf registration statement around the time of the filing of this report.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Significant funding and liquidity activities for fiscal 2023 were as follows:
Debt Issuances:
•In March 2023 and June 2023, we issued $1.3 billion and $250 million, respectively, of 5.90% Senior Notes due October 1, 2024
•In March 2023, we issued $400 million of 6.102% Senior Notes due April 1, 2026
•In March and April 2023, we issued $643 million of asset-backed debt securities in five tranches with a weighted average interest rate of 5.59% and final maturity date of April 20, 2028
•In June 2023, we issued $550 million of 5.25% Senior Notes due July 1, 2028
•In September 2023, we issued $612 million of asset-backed debt securities in six tranches with a weighted average interest rate of 6.40% and final maturity date of July 21, 2031.
Debt Repayments:
•In April 2023, we repaid $1.0 billion of 2.25% fixed rate Senior Notes
•In October 2023, we repaid $1.25 billion of 4.45% Senior Notes
•During fiscal 2023, we repaid $1.7 billion of the outstanding asset-backed debt securities.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 13, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of Part II.
For more information on our available borrowing resources and the impact of operating assets and liabilities to cash flows, see Note 14, “Borrowings,” and Note 7, “Balance Sheet Details,” respectively, to the Consolidated Financial Statements in Item 8 of Part II.
Cash Requirements and Commitments
Long-term debt and interest payments on debt
As of October 31, 2023, future principal payment obligations on our long-term debt including asset-backed debt securities totaled $11.7 billion of which $4.0 billion is due within one year. As of October 31, 2023, our finance lease obligations, including interest, was $48 million, of which $6 million is to be due within one year. For more information on our debt, see Note 14, “Borrowings,” to the Consolidated Financial Statements in Item 8 of Part II.
As of October 31, 2023, future interest payments relating to our long-term debt is estimated to be approximately $3.5 billion, of which $0.6 billion is expected to be due within one year. We use interest rate swaps to mitigate the exposure of our fixed rate debt to changes in fair value resulting from changes in interest rates, or hedge the variability of cash flows in the interest payments associated with our variable-rate debt. The impact of our outstanding interest rate swaps as of October 31, 2023 was factored into the calculation of the future interest payments on long-term debt.
Operating lease obligations
We enter into various leases as a lessee for assets including office buildings, data centers, vehicles, and aviation. As of October 31, 2023, operating lease obligations, net of sublease rental income totaled $1.6 billion, of which $216 million is due within one year. These amounts included uncommenced operating leases as of October 31, 2023, and did not reflect imputed interest adjustments. For more information on our leases, see Note 8, “Accounting for Leases as a Lessee,” to the Consolidated Financial Statements in Item 8 of Part II.
Unconditional purchase obligations
Our unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty. As of October 31, 2023, unconditional purchase obligations totaled $1.6 billion, of which $580 million is due within one year. For more information on our unconditional purchase obligations, see Note 19, “Commitments,” to the Consolidated Financial Statements in Item 8 of Part II.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Retirement Benefit Plan Funding
In fiscal 2024, we anticipate making contributions of $182 million to our non-U.S. pension plans. Our policy is to fund pension plans to meet at least the minimum contribution requirements, as established by various authorities including local government and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are not considered as contractual obligations because they do not represent contractual cash outflows, as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans,” to the Consolidated Financial Statements in Item 8 of Part II.
Restructuring Plans
As of October 31, 2023, we expect future cash payments of approximately $360 million in connection with our approved restructuring plans, which includes $240 million expected to be paid in fiscal 2024 and $120 million expected to be paid thereafter. Payments for restructuring activities are not considered as contractual obligations, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities, see Note 3, “Transformation Programs,” to the Consolidated Financial Statements in Item 8 of Part II.
Uncertain Tax Positions
As of October 31, 2023, we had approximately $224 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $9 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings,” to the Consolidated Financial Statements in Item 8 of Part II.
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
We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party revolving short-term financing arrangements, see Note 7, “Balance Sheet Details,” to the Consolidated Financial Statements in Item 8 of Part II.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

GAAP TO NON-GAAP RECONCILIATIONS
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the fiscal years ended October 31,
	2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
GAAP Net revenue	$29,135	100.0%	$28,496	100.0%
GAAP Cost of sales	18,896	64.9%	18,990	66.6%
GAAP gross profit	$10,239	35.1%	$9,506	33.4%
Non-GAAP adjustments
Amortization of initial direct costs	—	—%	4	—%
Stock-based compensation expense	47	0.2%	46	0.1%
Disaster (recovery) charges	(13)	—%	111	0.4%
Non-GAAP gross profit	$10,273	35.3%	$9,667	33.9%
Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the fiscal years ended October 31,
	2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
GAAP earnings from operations	$2,089	7.2%	$782	2.7%
Non-GAAP adjustments:
Amortization of initial direct costs	—	—%	4	—%
Amortization of intangible assets	288	1.0%	293	1.0%
Impairment of goodwill	—	—%	905	3.2%
Transformation costs	283	1.0%	473	1.6%
Disaster (recovery) charges	(12)	—%	159	0.6%
Stock-based compensation expense	428	1.5%	391	1.4%
Acquisition, disposition and other related charges	69	0.2%	19	0.1%
Non-GAAP earnings from operations	$3,145	10.8%	$3,026	10.6%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	For the fiscal years ended October 31,
	2023		2022
	Dollars	Diluted net earnings per share	Dollars	Diluted net earnings per share
	Dollars in millions
GAAP net earnings	$2,025	$1.54	$868	$0.66
Non-GAAP adjustments:
Amortization of initial direct costs	—	—	4	—
Amortization of intangible assets	288	0.22	293	0.22
Impairment of goodwill	—	—	905	0.69
Transformation costs	283	0.22	473	0.36
Disaster (recovery) charges	(12)	(0.01)	159	0.12
Stock-based compensation expense	428	0.33	391	0.30
Acquisition, disposition and other related charges	69	0.05	19	0.01
Tax indemnification and other adjustments	(55)	(0.04)	67	0.05
Non-service net periodic benefit cost (credit)	3	—	(134)	(0.10)
Earnings from equity interests(1)	18	0.01	45	0.03
Impairment of investment	40	0.03	—	—
Adjustments for taxes	(255)	(0.20)	(426)	(0.32)
Non-GAAP net earnings	$2,832	$2.15	$2,664	$2.02

(1)     Represents the amortization of basis difference adjustments related to the H3C divestiture. Fiscal 2023 included the Company's portion of intangible asset impairment charges from H3C of $8 million.
Reconciliation of net cash provided by operating activities to free cash flow.

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
Net cash provided by operating activities	$4,428	$4,593	$5,871
Litigation judgment, net of taxes paid	—	—	(2,172)
Net cash provided by operating activities, excluding litigation judgment, net of taxes paid	4,428	4,593	3,699
Investment in property, plant and equipment	(2,828)	(3,122)	(2,502)
Proceeds from sale of property, plant and equipment	602	602	354
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	36	(279)	—
Free cash flow	$2,238	$1,794	$1,551

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Use of Non-GAAP Financial Measures
The non-GAAP financial measures presented are net revenue on a constant currency basis (including at the business segment level), non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP earnings from operations, non-GAAP tax rate, non-GAAP net earnings, non-GAAP diluted net earnings per share, and FCF. These non-GAAP financial measures are not computed in accordance with, or as an alternative to, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to net revenue on a constant currency basis is net revenue. The GAAP measure most directly comparable to non-GAAP gross profit is gross profit. The GAAP measure most directly comparable to non-GAAP gross profit margin is gross profit margin. The GAAP measure most directly comparable to non-GAAP earnings from operations is earnings from operations. The GAAP measure most directly comparable to non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) is operating profit margin (earnings from operations as a percentage of net revenue). The GAAP measure most directly comparable to non-GAAP income tax rate is income tax rate. The GAAP measure most directly comparable to non-GAAP net earnings is net earnings. The GAAP measure most directly comparable to non-GAAP diluted net earnings per share is diluted net earnings per share. The GAAP measure most directly comparable to FCF is cash flow from operations.
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
We believe that excluding the items mentioned below from the non-GAAP financial measures provides a supplemental view to management and our investors of our consolidated financial performance and presents the financial results of the business without costs that we do not believe to be reflective of our ongoing operating results. Exclusion of these items can have a material impact on the equivalent GAAP measure and cash flows thus limiting the use of such non-GAAP financial measures as analytic tools. See “Compensation for Limitations With Use of Non-GAAP Financial Measures” section below for further information.
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
•Disaster (recovery) charges are primarily related to the exit of our businesses in Russia and Belarus, and include credit losses of financing and trade receivables, employee severance and abandoned assets. Disaster (recovery) charges also include direct costs or recovery of these costs related to COVID-19 as a result of Hewlett Packard Enterprise-hosted, co-hosted, or sponsored event cancellations and subsequent shift to a virtual format. While we present various items as

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Disaster charges (recovery), we exclude Disaster charges (recovery) from these non-GAAP measures as the specific charges are non-recurring charges and not indicative of the operational performance of our business.
Non-GAAP earnings from operations and non-GAAP operating profit margin consist of earnings from operations or earnings from operations as a percentage of net revenue excluding the items mentioned above and charges relating to the amortization of intangible assets, goodwill impairment, transformation costs and acquisition, disposition and other related charges. In addition to the items previously explained above, management excludes these items for the following reasons:
•We incur charges relating to the amortization of intangible assets and exclude these charges for purposes of calculating these non-GAAP measures. Such charges are significantly impacted by the timing and magnitude of our acquisitions. We exclude these charges for the purpose of calculating these non-GAAP measures, primarily because they are noncash expenses and our internal benchmarking analyses evidence that many industry participants and peers present non-GAAP financial measures excluding intangible asset amortization. Although this does not directly affect our cash position, the loss in value of intangible assets over time can have a material impact on the equivalent GAAP earnings measure.
•In the fourth quarter of fiscal 2022, Hewlett Packard Enterprise recorded an impairment charge for the goodwill associated with its HPC & AI and Software reporting units following the annual goodwill impairment review. Hewlett Packard Enterprise excludes these charges for purposes of calculating these non-GAAP measures to facilitate a more meaningful evaluation of current operating performance and comparisons to operating performance in other periods.
•Transformation costs represent net costs related to the (i) HPE Next Plan and (ii) Cost Optimization and Prioritization Plan and include restructuring charges, program design and execution costs, costs incurred to transform our IT infrastructure, net gains from the sale of real estate and any impairment charges on real estate identified as part of the initiatives. We exclude these costs as they are discrete costs related to two specific transformation programs that were announced in 2017 and 2020, respectively, as multi-year programs necessary to transform the business and IT infrastructure following material divestiture transactions in 2017 and in response to COVID-19 and an evolving product portfolio in fiscal 2020. The primary elements of the HPE Next and the Cost Optimization and Prioritization Plan have been substantially completed by October 31, 2023. The exclusion of the transformation program costs from our non-GAAP financial measures as stated above is to provide a supplemental measure of our operating results that does not include material HPE Next Plan and Cost Optimization and Prioritization Plan costs as we do not believe such costs to be reflective of our ongoing operating cost structure. Further as our transformation costs for these plans have materially fluctuated since 2017, have been materially declining since 2021 and we do not expect to incur material transformation costs related to these programs beyond fiscal 2023, we believe non-GAAP measures excluding these costs are useful to management and investors for comparing operating performance across multiple periods.
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
Non-GAAP net earnings and non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges mentioned above, as well as other items such as tax indemnification and other adjustments, non-service net periodic benefit cost (credit), earnings from equity interests, impairment of investment, and adjustments for taxes. The Adjustments for taxes line item includes certain income tax valuation allowances and separation taxes, the impact of tax reform, structural rate adjustment, excess tax benefit from stock-based compensation, and adjustments for additional taxes or tax benefits associated with each non-GAAP item. In addition to the items previously explained, management excludes these items for the following reasons:
•Tax indemnification and other adjustments are primarily related to changes to certain pre-separation and pre-divestiture tax liabilities and tax receivables for which we remain liable on behalf of the separated or divested business, but which may not be subject to indemnification. We exclude these income or charges and the associated tax impact for the purpose of calculating non-GAAP measures to facilitate an evaluation of our current operating performance and comparisons to operating performance in prior periods.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•Non-service net periodic benefit cost (credit) includes certain market-related factors such as (i) interest cost, (ii) expected return on plan assets, (iii) amortization of prior plan amendments, (iv) amortized actuarial gains or losses, (v) the impacts of any plan settlements/curtailments and (vi) impacts from other market-related factors associated with our defined benefit pension and post-retirement benefit plans. These market-driven retirement-related adjustments are primarily due to the change in pension plan assets and liabilities which are tied to financial market performance. We exclude these adjustments for purposes of calculating non-GAAP measures and consider them to be outside the operational performance of the business.
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
•In the fourth quarter of fiscal 2023, HPE recorded an impairment charge for an equity investment resulting from a permanent reduction of the investee’s assets. This adjustment was reflected in Interest and other, net in the Consolidated Statements of Earnings. We believe eliminating impairment of investment for the purposes of calculating non-GAAP measures facilitates the evaluation of our current operating performance and comparisons to operating performance in prior periods.
•We utilize a structural long-term projected non-GAAP income tax rate in order to provide consistency across the interim reporting periods and to eliminate the effects of items not directly related to our operating structure that can vary in size and frequency. When projecting this long-term rate, we evaluated a three-year financial projection. The projected rate assumes no incremental acquisitions in the three-year projection period and considers other factors including our expected tax structure, our tax positions in various jurisdictions and current impacts from key legislation implemented in major jurisdictions where we operate. For fiscal 2023 and 2022, we used a non-GAAP income tax rate of 14%. The non-GAAP income tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate its long-term rate as appropriate. We believe that making these adjustments for purposes of calculating non-GAAP measures, facilitates a supplemental evaluation of our current operating performance and comparisons to past operating results.
FCF is a non-GAAP measure that is defined as cash flow from operations, excluding the impact of proceeds received in the fourth quarter of fiscal 2021 from a one-time Itanium litigation judgment, less net capital expenditures (investments in PP&E less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. FCF does not represent the total increase or decrease in cash for the period. Our management and investors can use FCF for the purpose of determining the amount of cash available for investment in our businesses, repurchasing stock and other purposes as well as evaluating our historical and prospective liquidity.
Compensation for Limitations With Use of Non-GAAP Financial Measures
These non-GAAP financial measures have limitations as analytical tools, and these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations in relying on these non- GAAP financial measures are that they can have a material impact on the equivalent GAAP earnings measures and cash flows, they may be calculated differently by other companies (limiting the usefulness of those measures for comparative purposes) and may not reflect the full economic effect of the loss in value of certain assets.
We compensate for these limitations on the use of non-GAAP financial measures by relying primarily on our GAAP results and using non-GAAP financial measures only as a supplement. We also provide a reconciliation of each non-GAAP financial measure to its most directly comparable GAAP financial measure for this fiscal year and prior periods, and we encourage investors to review those reconciliations carefully.

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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 40 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2023 were the euro, Japanese yen, and British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses as of October 31, 2023 and 2022, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2023 and 2022, respectively. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $48 million and $49 million at October 31, 2023 and 2022, respectively.
Interest rate risk
We also are exposed to interest rate risk related to debt we have issued, our debt investment portfolio and net portfolio assets of our Financial Services segment. We issue long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing.
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
We have performed sensitivity analyses as of October 31, 2023 and 2022, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, debt investments, net portfolio assets, and interest rate swaps. The analyses use actual or approximate maturities for the debt, debt investments, net portfolio assets, and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2023 and 2022, respectively. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, debt investments and net portfolio assets, net of interest rate swaps, of $41 million and $32 million at October 31, 2023 and 2022, respectively.
For more information about our debt, use of derivative instruments, forward contracts and investments, Refer to Note 1, “Overview and Summary of Significant Accounting Policies”, Note 13, Financial Instruments”, and Note 14, “Borrowings”, of the Notes to the Consolidated Financial Statements section included in this report.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Hewlett Packard Enterprise Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hewlett Packard Enterprise Company and subsidiaries (“the Company”) as of October 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 22, 2023, expressed an unqualified opinion thereon.
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

Valuation of goodwill

Description of the matter
At October 31, 2023, the Company’s goodwill was $18 billion, of which $7.7 billion related to the Compute reporting unit and $2.9 billion related to the High Performance Computing and Artificial Intelligence (“HPC & AI”) reporting unit. As discussed in Note 11 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level and more frequently when warranted based on indicators of impairment. Auditing management’s goodwill impairment test for the Compute and HPC & AI reporting units was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimates of the Compute and HPC & AI reporting units were sensitive to significant assumptions, such as changes in the weighted average cost of capital, revenue growth rate, operating margin and terminal value, which are affected by expectations about future market or economic conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over the significant assumptions described above.
To test the estimated fair value of the Company’s Compute and HPC & AI reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business model, product mix and other factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.
In addition, we tested management’s reconciliation of the fair value of all the reporting units to the market capitalization of the Company. We involved our valuation professionals to evaluate the application of valuation methodologies in the Company’s annual impairment test.

Estimation of variable consideration

Description of the matter
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue for sales to its customers after deducting management’s estimates of variable consideration which may include various rebates, volume-based discounts, price protection, and other incentive programs that are offered to customers, partners, and distributors. Estimated variable consideration is presented within other accrued liabilities on the consolidated balance sheet and totaled $1.1 billion at October 31, 2023. Auditing the estimates of variable consideration associated with rebates was complex and judgmental due to the level of uncertainty involved in management’s estimate of expected usage of these programs.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating rebates, including controls over the significant assumptions described above.
To test the Company’s determination of variable consideration we performed audit procedures that included, among others, evaluating the methodologies, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions to historical experience of the Company to develop an expectation of the rebates associated with product remaining in the distribution channel at October 31, 2023, which we compared to management’s recorded amount. In addition, we inspected the underlying agreements and compared the incentive rates used in the Company’s analyses with contractual rates. We assessed the historical accuracy of management’s estimates by comparing previous estimates of rebate liabilities to the amount of actual payments in subsequent periods.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2014.
Houston, Texas
December 22, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Hewlett Packard Enterprise Company

Opinion on Internal Control over Financial Reporting
We have audited Hewlett Packard Enterprise Company and subsidiaries’ internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hewlett Packard Enterprise Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2023, and the related notes and our report dated December 22, 2023, expressed an unqualified opinion thereon.
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

Houston, Texas
December 22, 2023

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
Hewlett Packard Enterprise's management assessed the effectiveness of Hewlett Packard Enterprise's internal control over financial reporting as of October 31, 2023, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on the assessment by Hewlett Packard Enterprise's management, we determined that Hewlett Packard Enterprise's internal control over financial reporting was effective as of October 31, 2023. The effectiveness of Hewlett Packard Enterprise's internal control over financial reporting as of October 31, 2023 has been audited by Ernst & Young LLP, Hewlett Packard Enterprise's independent registered public accounting firm, as stated in their report on the preceding pages.

/s/ ANTONIO F. NERI	/s/ JEREMY K. COX
Antonio F. Neri President and Chief Executive Officer	Jeremy K. Cox Senior Vice President, Chief Financial Officer, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer
December 22, 2023	December 22, 2023

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions, except per share amounts
Net Revenue:
Products	$18,100	$17,794	$17,011
Services	10,488	10,219	10,279
Financing income	547	483	494
Total net revenue	29,135	28,496	27,784
Costs and Expenses:
Cost of products	11,958	12,463	11,892
Cost of services	6,555	6,217	6,304
Financing cost	383	310	212
Research and development	2,349	2,045	1,979
Selling, general and administrative	5,160	4,941	4,929
Amortization of intangible assets	288	293	354
Impairment of goodwill	—	905	—
Transformation costs	283	473	930
Disaster charges	1	48	16
Acquisition, disposition and other related charges	69	19	36
Total costs and expenses	27,046	27,714	26,652
Earnings from operations	2,089	782	1,132
Interest and other, net	(156)	(188)	(211)
Tax indemnification and other adjustments	55	(67)	65
Non-service net periodic benefit (cost) credit	(3)	134	70
Litigation judgment	—	—	2,351
Earnings from equity interests	245	215	180
Earnings before provision for taxes	2,230	876	3,587
Provision for taxes	(205)	(8)	(160)
Net earnings	$2,025	$868	$3,427
Net Earnings Per Share:
Basic	$1.56	$0.67	$2.62
Diluted	$1.54	$0.66	$2.58

Weighted-average Shares Used to Compute Net Earnings Per Share:
Basic	1,299	1,303	1,309
Diluted	1,316	1,322	1,330

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
Net earnings	$2,025	$868	$3,427
Other Comprehensive (Loss) Income Before Taxes
Change in Net Unrealized Gains (Losses) on Available-for-sale Securities:
Net unrealized gains (losses) arising during the period	1	(16)	(3)
	1	(16)	(3)
Change in Net Unrealized (Losses) Gains on Cash Flow Hedges:
Net unrealized (losses) gains arising during the period	(177)	1,025	(50)
Net losses (gains) reclassified into earnings	116	(978)	156
	(61)	47	106
Change in Unrealized Components of Defined Benefit Plans:
Net unrealized (losses) gains arising during the period	(99)	(315)	763
Amortization of net actuarial loss and prior service benefit	144	155	281
Curtailments, settlements and other	3	5	4
	48	(155)	1,048
Change in Cumulative Translation Adjustment	(32)	(146)	16
Other Comprehensive (Loss) Income Before Taxes	(44)	(270)	1,167
Benefit (Provision) for Taxes	58	87	(143)
Other Comprehensive Income (Loss), Net of Taxes	14	(183)	1,024
Comprehensive Income	$2,039	$685	$4,451

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	As of October 31
	2023	2022
	In millions, except par value
ASSETS
Current Assets:
Cash and cash equivalents	$4,270	$4,163
Accounts receivable, net of allowances	3,481	4,101
Financing receivables, net of allowances	3,543	3,522
Inventory	4,607	5,161
Other current assets	3,047	3,559
Total current assets	18,948	20,506
Property, plant and equipment, net	5,989	5,784
Long-term financing receivables and other assets	11,377	10,537
Investments in equity interests	2,197	2,160
Goodwill	17,988	17,403
Intangible assets, net	654	733
Total assets	$57,153	$57,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and short-term borrowings	$4,868	$4,612
Accounts payable	7,136	8,717
Employee compensation and benefits	1,724	1,401
Taxes on earnings	155	176
Deferred revenue	3,658	3,451
Accrued restructuring	180	192
Other accrued liabilities	4,161	4,625
Total current liabilities	21,882	23,174
Long-term debt	7,487	7,853
Other non-current liabilities	6,546	6,187
Commitments and Contingencies
Stockholders' Equity
HPE stockholders' Equity:
Common stock, $0.01 par value (9,600 shares authorized; 1,283 and 1,281 issued and outstanding at October 31, 2023 and October 31, 2022, respectively)	13	13
Additional paid-in capital	28,199	28,299
Accumulated deficit	(3,946)	(5,350)
Accumulated other comprehensive loss	(3,084)	(3,098)
Total HPE stockholders' equity	21,182	19,864
Non-controlling interests	56	45
Total stockholders' equity	21,238	19,909
Total liabilities and stockholders' equity	$57,153	$57,123

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
Cash Flows from Operating Activities:
Net earnings	$2,025	$868	$3,427
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and amortization	2,616	2,480	2,597
Impairment of goodwill	—	905	—
Stock-based compensation expense	428	391	382
Provision for inventory and doubtful accounts	230	262	176
Restructuring charges	242	214	620
Deferred taxes on earnings	(67)	(249)	(167)
Earnings from equity interests	(245)	(215)	(180)
Dividends received from equity investees	200	197	184
Other, net	31	310	202
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Accounts receivable	577	(186)	(591)
Financing receivables	(607)	694	(165)
Inventory	400	(713)	(1,959)
Accounts payable	(1,655)	1,707	1,608
Taxes on earnings	(34)	150	(73)
Restructuring	(275)	(334)	(527)
Other assets and liabilities	562	(1,888)	337
Net cash provided by operating activities	4,428	4,593	5,871
Cash Flows from Investing Activities:
Investment in property, plant and equipment	(2,828)	(3,122)	(2,502)
Proceeds from sale of property, plant and equipment	602	602	354
Purchases of investments	(15)	(55)	(60)
Proceeds from maturities and sales of investments	9	262	15
Financial collateral posted	(1,443)	(148)	(903)
Financial collateral received	1,152	374	805
Payments made in connection with business acquisitions, net of cash acquired	(761)	—	(505)
Net cash used in investing activities	(3,284)	(2,087)	(2,796)
Cash Flows from Financing Activities:
Short-term borrowings with original maturities less than 90 days, net	(47)	100	(36)
Proceeds from debt, net of issuance costs	4,725	3,296	3,022
Payment of debt	(4,887)	(3,992)	(5,465)
Cash settlement for derivative hedging debt	(7)	(8)	—
Net payments related to stock-based award activities	(106)	(53)	(29)
Repurchase of common stock	(421)	(512)	(213)
Cash dividends paid to non-controlling interests, net of contributions	—	(6)	(18)
Cash dividends paid to shareholders	(619)	(621)	(625)
Net cash used in financing activities	(1,362)	(1,796)	(3,364)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	36	(279)	—
(Decrease) increase in cash, cash equivalents and restricted cash	(182)	431	(289)
Cash, cash equivalents and restricted cash at beginning of period	4,763	4,332	4,621
Cash, cash equivalents and restricted cash at end of period	$4,581	$4,763	$4,332
Supplemental Cash Flow Disclosures:
Income taxes paid, net of refunds	$307	$107	$398
Interest expense paid	$677	$453	$486
The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance at October 31, 2020	1,287,010	$13	$28,350	$(8,375)	$(3,939)	$16,049	$47	$16,096
Net earnings				3,427		3,427	9	3,436
Other comprehensive income					1,024	1,024	—	1,024
Comprehensive income						4,451	9	4,460
Stock-based compensation expense			382			382		382
Tax withholding related to vesting of employee stock plans			(86)			(86)		(86)
Issuance of common stock in connection with employee stock plans and other	23,135		49	1		50		50
Repurchases of common stock	(15,511)		(225)			(225)		(225)
Cash dividends declared ($0.48 per common share)				(625)		(625)	(10)	(635)
Effects of adoption of ASC 326, Current expected credit losses				(25)		(25)		(25)
Balance at October 31, 2021	1,294,634	$13	$28,470	$(5,597)	$(2,915)	$19,971	$46	$20,017
Net earnings				868		868	5	873
Other comprehensive loss					(183)	(183)	—	(183)
Comprehensive income						685	5	690
Stock-based compensation expense			391			391		391
Tax withholding related to vesting of employee stock plans			(111)			(111)		(111)
Issuance of common stock in connection with employee stock plans and other	21,346		54			54	2	56
Repurchases of common stock	(34,943)		(505)			(505)		(505)
Cash dividends declared ($0.48 per common share)				(621)		(621)	(8)	(629)
Balance at October 31, 2022	1,281,037	$13	$28,299	$(5,350)	$(3,098)	$19,864	$45	$19,909
Net earnings				2,025		2,025	11	2,036
Other comprehensive income					14	14	—	14
Comprehensive income						2,039	11	2,050
Stock-based compensation expense			428			428		428
Tax withholding related to vesting of employee stock plans			(165)			(165)		(165)
Issuance of common stock in connection with employee stock plans and other	28,684		56	(2)		54		54
Repurchases of common stock	(27,091)		(419)			(419)		(419)
Cash dividends declared ($0.48 per common share)				(619)		(619)		(619)
Balance at October 31, 2023	1,282,630	$13	$28,199	$(3,946)	$(3,084)	$21,182	$56	$21,238
The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1: Overview and Summary of Significant Accounting Policies
Background
Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise,” “HPE,” or the “Company”) is a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze and act upon data seamlessly from edge to cloud. Hewlett Packard Enterprise enables customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Hewlett Packard Enterprise's customers range from small- and medium-sized businesses to large global enterprises and governmental entities.
Basis of Presentation and Principles of Consolidation
The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
Segment Realignment
Effective as of the beginning of the first quarter of fiscal 2023, in order to align its segment financial reporting more closely with its current business structure, the Company implemented an organizational change with the transfer of certain storage networking products, previously reported within the Storage reportable segment, to the Compute reportable segment. The Company reflected these changes to its segment information retrospectively to the earliest period presented, which primarily resulted in the realignment of net revenue and operating profit for each of the segments as described above. These changes had no impact on Hewlett Packard Enterprise’s previously reported consolidated net revenue, net earnings, net earnings per share (“EPS”) or total assets.
Russia/Ukraine Conflict
The conflict between Russia and Ukraine and the related sanctions imposed by the U.S., European Union and other countries in response have negatively impacted the Company's operations in both countries and increased economic and political uncertainty across the world. In response to the sanctions imposed, in February 2022, the Company suspended all new sales and shipments to Russia and Belarus and implemented compliance measures to address the continuously changing regulatory landscape. Based on a further assessment of business risks and needs, in June 2022, the Company determined that it was no longer tenable to maintain its operations in Russia and Belarus and has been proceeding with an orderly, managed exit of its remaining business in these countries.
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
The Company enters into contracts with customers that typically include combinations of products and services, resulting in arrangements containing multiple performance obligations for hardware and software products and/or various services. The Company determines whether each product or service is distinct in order to identify the performance obligations in the contract and allocate the contract transaction price among the distinct performance obligations. Arrangements are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether the commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. The Company classifies its hardware, perpetual software licenses, service arrangements and software-as-a-service (“SaaS”) as distinct performance obligations. Term software licenses represent multiple obligations, which include software licenses and software maintenance. In transactions where the Company delivers hardware or software, it is typically the principal and records revenue and costs of goods sold on a gross basis.
The majority of the Company's revenue is derived from sales of products and services and the associated support and maintenance, and such revenue is recognized when, or as, control of promised products or services is transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled, in exchange for those products or services. Variable consideration offered in contracts with customers, partners and distributors may include rebates, volume-based discounts, price protection, and other incentive programs. Variable consideration is estimated at contract inception and updated at the end of each reporting period as additional information becomes available and recognized only to the extent that it is probable that a significant reversal of revenue will not occur.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company allocates the transaction price for the contract among the performance obligations on a relative standalone selling price basis. The standalone selling price (“SSP”) is the price at which an entity would sell a promised product or service separately to a customer. For products and services sold as a bundle, the SSP is generally not directly observable and requires the Company to estimate SSP based on management judgment by considering available data such as internal margin objectives, pricing strategies, market/competitive conditions, historical profitability data, as well as other observable inputs. For certain products and services, the Company establishes SSP based on the observable price when sold separately in similar circumstances to similar customers. The Company establishes SSP ranges for its products and services and reassesses them periodically.
Judgment is applied in determining the transaction price as the Company may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration may include various rebates, volume-based discounts, price protection, and other incentive programs that are offered to customers, partners and distributors. When determining the amount of revenue to recognize, the Company estimates the expected usage of these programs, applying the expected value or most likely estimate and updates the estimate at each reporting period as actual utilization becomes available. The Company also considers the customers' right of return in determining the transaction price, where applicable.
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
Costs to obtain a contract with a customer
The Company capitalizes the incremental costs of obtaining a contract with a customer, primarily sales commissions, if the Company expects to recover those costs. The Company has elected, as a practical expedient, to expense the costs of obtaining a contract as incurred for contracts with terms of one year or less. The typical amortization periods used range from two to five years. The Company periodically reviews the capitalized sales commission costs for possible impairment losses. The amortization of capitalized costs to obtain a contract are included in Selling, general and administrative expense. Refer to Note 7, “Balance Sheet Details” for additional information.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
compensation expense is determined at the aggregate grant level for service-based awards and at the individual vesting tranche level for awards with performance and/or market conditions. The forfeiture rate is estimated based on historical experience.
Retirement and Post-Retirement Plans
The Company has various defined benefit, other contributory and noncontributory, retirement and post-retirement plans. The costs and obligations for these plans depend on various assumptions. Major assumptions relate primarily to discount rates, mortality rates, expected increases in compensation levels and the expected long-term return on plan assets. These assumptions vary by plan, and the weighted-average rates used are set forth in Note 4, “Retirement and Post-Retirement Benefit Plans.”
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
The following table provides the impact changes in the weighted-average assumptions of discount rates, the expected increase in compensation levels and the expected long-term return on plan assets would have had on the net periodic benefit cost for fiscal 2023:

	Change in basis points	Change in Net Periodic Benefit Cost
		In millions
Assumptions:
Discount rate	(25)	$17
Expected increase in compensation levels	25	3
Expected long-term return on plan assets	(25)	$25
The Company generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the average remaining estimated service life or, in the case of closed plans, life expectancy of participants. In limited cases, actuarial gains and losses are amortized using the corridor approach.
Advertising
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Advertising expense totaled approximately $173 million, $179 million, and $188 million in fiscal 2023, 2022, and 2021, respectively.
Restructuring
The Company's transformation programs include charges to approved restructuring plans. Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. These restructuring actions require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction and enhanced early retirement programs, the fair value of assets made redundant or obsolete, and the value of lease and contract cancellation and other exit costs. The Company records restructuring charges based on estimated employee terminations and site closure and consolidation plans. The Company accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. For a full description of the Company's restructuring actions, refer to the discussions in Note 3, “Transformation Programs.”

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Taxes on Earnings
The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse.
The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In determining the need for a valuation allowance, the Company considers future market growth, forecasted earnings, future sources of taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies. In the event the Company were to determine that it is more likely than not that the Company will be unable to realize all or part of its deferred tax assets in the future, the Company would increase the valuation allowance and recognize a corresponding charge to earnings in the period in which such a determination was made. Likewise, if the Company later determines that the deferred tax assets are more likely than not to be realized, the Company would reverse the applicable portion of the previously recognized valuation allowance. In order for the Company to realize deferred tax assets, the Company must be able to generate sufficient taxable income, of the appropriate character, in the jurisdictions in which the deferred tax assets are located, prior to their expiration under applicable tax laws.
The Company records accruals for uncertain tax positions when the Company believes that it is not more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The provision for income taxes includes the effects of adjustments for uncertain tax positions as well as any related interest and penalties. The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Consolidated Statements of Earnings.
The Company is subject to the Global Intangible Low Taxed Income (“GILTI”) tax in the U.S. The Company elected to treat taxes on future GILTI inclusions in U.S. taxable income as a current period expense when incurred.
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
The Company maintains cash, cash equivalents and restricted cash, investments, derivatives, and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographic regions, and the Company's policy is designed to limit exposure from any particular institution. As part of its risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not sustained material credit losses from instruments held at these financial institutions. The Company utilizes derivative contracts to protect against the effects of foreign currency and interest rate exposures. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss. For more details on the collateral program, see Note 13, “Financial Instruments.”
Credit risk with respect to accounts receivable from trade customers and financing receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of the financial condition of its customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of October 31, 2023 and 2022 no single customer accounted for more than 10% of the Company's receivable from trade customers and financing receivables.
Restricted Cash
Restricted cash is included within Other current assets in the accompanying Consolidated Balance Sheets and is primarily related to cash received under the Company's collateral securities agreements for its derivative instruments and cash restricted under the fixed-term securitization program for the issuance of asset-backed debt securities.
Inventory
The Company values inventory at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. At each reporting period, the Company assesses the value of its inventory and writes down the cost of inventory to its net realizable value if required, for estimated excess or obsolescence. Factors influencing these adjustments include changes in future demand forecasts, market conditions, technological changes, product life-cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. The write down for excess or obsolescence is charged to the provision of inventory, which is a component of Cost of Products and Cost of Services in the Consolidated Statements of Earnings. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Property, Plant and Equipment, net
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
Leases
Lessee Accounting
The Company enters into various leases as a lessee for assets including office buildings, data centers, vehicles, and aviation. The Company determines if an arrangement is a lease at inception. An arrangement contains a lease when the arrangement conveys the right to control the use of an identified asset over the lease term. Upon lease commencement, the Company records a lease liability for the obligation to make lease payments and right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term in the Consolidated Balance Sheets. The lease liability is measured at commencement date based on the present value of lease payments not yet paid over the lease term and the Company's incremental borrowing rate. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate which approximates the rate at which the Company would borrow, on a secured basis, in the country where the lease was executed. The ROU asset is based on the lease liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. Fixed payments are included in the recognition of ROU assets and liabilities, while non-lease components, such as maintenance or utility charges are expensed as incurred. The Company has agreements with lease and non-lease components that are accounted for separately and not included in its leased assets and corresponding liabilities for the majority of the Company's lease agreements. The Company allocates consideration to the lease and non-lease components using their relative standalone values. The lease term may include options to extend or to terminate the lease that the Company is reasonably certain to exercise. The Company has elected not to record leases with an initial term of twelve months or less on the Consolidated Balance Sheets.
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
Business Combinations
The Company includes the results of operations of acquired businesses in the Company's consolidated results prospectively from the date of acquisition. The Company allocates the fair value of purchase consideration to the assets acquired including in-process research and development (“IPR&D”), liabilities assumed, and non-controlling interests in the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
acquired entity based on their fair values at the acquisition date. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and the Company and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.
Goodwill
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. In evaluating goodwill for impairment, the Company has the option to first perform a qualitative test to determine whether further impairment testing is necessary or to perform a qualitative assessment by comparing the fair value of the reporting unit to its carrying amount. Under the qualitative assessment, the Company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors include, but are not limited to, the macroeconomic and industry environment as well as Company-specific factors. The Company used the qualitative assessment for the Athonet and OpsRamp reporting units. For, all other reporting units, the Company elects to perform a quantitative test as part of its annual goodwill impairment assessment in the fourth quarter of each fiscal year.
In the quantitative assessment, the Company estimates the fair value of its reporting units using a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach with the exception of the Software reporting unit which uses a weighting derived solely from the market approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows covering discrete forecast periods as well as terminal value determinations. The Company prepares cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, the Company estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. The Company weights the fair value derived from the market approach commensurate with the level of comparability of these publicly traded companies to the reporting unit. When market comparables are not meaningful or not available, the Company estimates the fair value of a reporting unit using only the income approach.
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
Intangible Assets and Long-Lived Assets
The Company reviews intangible assets with finite lives, long-lived assets and ROU assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For lease assets such circumstances would include a decision to abandon the use of all or part of an asset, or subleases that do not fully recover the costs of the associated lease. The Company assesses the recoverability of assets based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the undiscounted future cash flows are less than the carrying amount, the asset is impaired. The Company measures the amount of impairment loss, if any, as the difference between the carrying amount of the asset and its fair value using an income approach or, when available and appropriate, using a market approach. The Company amortizes intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from one to ten years. Intangible assets purchased as part of an acquisition are included in Intangible assets, net in the Consolidated Balance Sheets. All other separately purchased intangible assets are included in Long-term financing receivables and other assets in the Consolidated Balance Sheets.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
The carrying amount of the investment in equity interests is adjusted to reflect the Company's interest in net earnings, dividends received and other-than-temporary impairments. The Company reviews for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statements of Earnings.
Equity Securities Investments
Equity securities investments with readily determinable fair values (other than those accounted for under the equity method or those that result in consolidation of the investee) are measured at fair value and any changes in fair value are recognized in Interest and other, net in the Consolidated Statements of Earnings. For equity investments without readily determinable fair values, the Company may elect to apply the measurement alternative or the fair value option. Under the measurement alternative investments are measured at cost, less impairment, and adjusted for qualifying observable price changes on a prospective basis. The Company reviews for impairment at each reporting period, assessing factors such as deterioration of earnings, adverse change in market/industry conditions, the ability to operate as a going concern, and other factors which indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statements of Earnings. The Company elects the fair value option when it believes that it best reflects the underlying economics of the investment. These investments may be valued using third-party pricing services at each reporting date with changes in fair value recorded as a component of Interest and other, net in the Consolidated Statements of Earnings.
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
For a further discussion of fair value measurements and derivative instruments, refer to Note 12, “Fair Value” and Note 13, “Financial Instruments,” respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Contingencies
The Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a liability for contingencies when it believes it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not record gain contingencies until realized. See Note 17, “Litigation and Contingencies,” for a full description of the Company's contingencies.
Warranties
The Company accrues the estimated cost of product warranties at the time of recognizing revenue. The Company's standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. The estimated warranty obligation is based on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of the Company's baseline experience. Warranty terms generally range from one to five years for parts and labor, depending upon the product. For certain networking products, the Company offers a lifetime warranty. Over the last three fiscal years, the annual warranty expense has averaged approximately 1.1% of annual net product revenue. Refer to Note 18, “Guarantees, Indemnifications and Warranties” for additional information.
Recently Enacted Accounting Pronouncements
Although there are new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that the Company will adopt, as applicable, the Company does not believe any of these accounting pronouncements will have a material impact on its Consolidated Financial Statements.
In November 2023, the FASB issued guidance to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance in the first quarter of fiscal 2025, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.
In December 2023, the FASB issued guidance to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company is required to adopt the guidance in the first quarter of fiscal 2026, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.
Note 2: Segment Information
Hewlett Packard Enterprise's operations are organized into six segments for financial reporting purposes: Compute, High Performance Computing & Artificial Intelligence (“HPC & AI”), Storage, Intelligent Edge, Financial Services (“FS”), and Corporate Investments and Other. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer (“CEO”), uses to evaluate, view and run the Company's business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The six segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results. A summary of the types of products and services within each segment is as follows:
Compute includes both general purpose servers for multi-workload computing and workload optimized servers to deliver the best performance and value for demanding applications. This portfolio of products includes the HPE ProLiant Compute rack and tower servers and HPE Synergy servers. Compute offerings also include operational and support services and HPE GreenLake for Compute that provides flexible compute as-a-service (“aaS”) IT infrastructure on a consumption basis through the HPE GreenLake edge-to-cloud platform.
HPC & AI offers integrated systems comprised of software and hardware designed to address High-Performance Computing (“HPC”), Artificial Intelligence (“AI”), Data Analytics, and Transaction Processing workloads for government and commercial customers globally. The solutions are segmented into HPC and Data Solutions. The HPC portfolio of products includes HPE Cray EX, HPE Cray XD (formerly known as HPE Apollo) and Converged Edge Systems (formerly known as Edge Compute) hardware, software, and data management appliances that are often sold as supercomputing systems, including exascale supercomputers. The Data Solutions portfolio includes the mission critical compute portfolio and HPE NonStop. The mission critical compute portfolio includes the HPE Superdome Flex and HPE Integrity product lines for critical applications including large enterprise software applications and data analytics platforms. The HPE NonStop portfolio includes high-

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
availability, fault-tolerant software and appliances that power applications such as credit-card transaction processing that require large scale and high availability. HPC & AI offerings also include operational and support services sold with its systems and as standalone services, and also offers most of its solutions as aaS through the HPE GreenLake edge-to-cloud platform.
Storage provides data storage and data management offerings, which include cloud-native primary storage with the HPE Alletra Storage portfolio; self-service private cloud on-demand with HPE GreenLake for Private Cloud Business Edition; data storage and data management services with HPE GreenLake for Block Storage and HPE GreenLake for File Storage; disaster recovery and ransomware recovery with Zerto; data protection services with HPE GreenLake for Backup and Recovery; and big data solutions running on the family of HPE Alletra 4000 Data Storage Servers. Storage also provides solutions for unstructured data and analytics workloads along with traditional tape, disk products and storage networking. Storage also provides data-driven intelligence with HPE InfoSight and HPE CloudPhysics along with operational and support services and data management solutions delivered through the HPE GreenLake edge-to-cloud platform.
Intelligent Edge offers wired and wireless local area network, campus, branch, and data center switching, software-defined wide-area-network, network security, and associated services to enable secure connectivity for businesses of any size. The HPE Aruba Networking product portfolio includes hardware products such as Wi-Fi access points, switches and gateways. The HPE Aruba Networking software and services portfolio includes cloud-based management, network management, network access control, software-defined wide-area networking, network security, analytics and assurance, location services software, and professional and support services, as well as aaS and consumption models through the HPE GreenLake edge-to-cloud platform for the Intelligent Edge portfolio of products. Intelligent Edge offerings are consolidated in the edge service platform which takes a cloud-native approach that provides customers with a unified framework to meet their connectivity, security, and financial needs across campus, branch, data center, and remote worker environments.
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
Corporate Investments and Other includes the Advisory and Professional Services (“A & PS”) business, which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities; the Communications and Media Solutions business (“CMS”), which primarily offers software and related services to the telecommunications industry and includes Athonet, which provides private mobile core networks to enterprises and communication services providers; the HPE Software business, which offers the HPE Ezmeral Software Container Platform and HPE Ezmeral Software Data Fabric; OpsRamp which provides a SaaS platform for managed service providers and enterprise IT teams to monitor and manage their cloud and on-premises (“hybrid”) infrastructure; and Hewlett Packard Labs, which is responsible for research and development.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Effective November 1, 2023, in order to align the Company’s segment financial reporting more closely with its current business structure, the Company established a new reportable segment, Hybrid Cloud which includes its historical Storage segment, HPE GreenLake Flex Solutions (which provides flexible as-a-service IT infrastructure through the HPE GreenLake edge-to-cloud platform and was previously reported under Compute and HPC & AI segments), Private Cloud, and Software (previously reported under Corporate Investments and Other segment). Additionally, certain products and services reported in the financial results for the HPC & AI segment through the end of fiscal 2023 will be reported in the Compute and Hybrid Cloud segments, and the recently acquired Athonet business and certain components of the CMS business reported in the financial results for Corporate Investments and Other through the end of fiscal 2023 will be reported in the Intelligent Edge segment. Beginning in the first quarter of fiscal 2024, the Company will report its results under the realigned six reportable segments.
Segment Operating Results

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Fiscal 2023
Net revenue	$11,129	$3,775	$4,329	$5,186	$3,466	$1,250	$29,135
Intersegment net revenue	307	138	86	18	14	—	563
Total segment net revenue	$11,436	$3,913	$4,415	$5,204	$3,480	$1,250	$29,698
Segment earnings (loss) from operations	$1,569	$47	$429	$1,419	$317	$(172)	$3,609
Fiscal 2022
Net revenue	$12,627	$3,078	$4,546	$3,665	$3,326	$1,254	$28,496
Intersegment net revenue	223	114	57	9	13	1	417
Total segment net revenue	$12,850	$3,192	$4,603	$3,674	$3,339	$1,255	$28,913
Segment earnings (loss) from operations	$1,821	$11	$641	$549	$399	$(92)	$3,329
Fiscal 2021
Net revenue	$12,158	$3,037	$4,553	$3,292	$3,388	$1,356	$27,784
Intersegment net revenue	251	147	82	10	13	—	503
Total segment net revenue	$12,409	$3,184	$4,635	$3,302	$3,401	$1,356	$28,287
Segment earnings (loss) from operations	$1,382	$231	$716	$509	$390	$(95)	$3,133

The reconciliation of segment operating results to Consolidated Statement of Earnings results was as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
Net Revenue:
Total segments	$29,698	$28,913	$28,287
Elimination of intersegment net revenue	(563)	(417)	(503)
Total consolidated net revenue	$29,135	$28,496	$27,784
Earnings before taxes:
Total segment earnings from operations	$3,609	$3,329	$3,133
Unallocated corporate costs and eliminations	(464)	(303)	(285)
Stock-based compensation expense	(428)	(391)	(372)
Amortization of initial direct costs	—	(4)	(8)
Amortization of intangible assets	(288)	(293)	(354)
Impairment of goodwill	—	(905)	—
Transformation costs	(283)	(473)	(930)
Disaster recovery (charges)	12	(159)	(16)
Acquisition, disposition and other related charges	(69)	(19)	(36)
Interest and other, net	(156)	(188)	(211)
Tax indemnification and other adjustments	55	(67)	65
Non-service net periodic (cost) benefit credit	(3)	134	70
Litigation judgment	—	—	2,351
Earnings from equity interests	245	215	180
Total earnings before provision for taxes	$2,230	$876	$3,587
Segment Assets
Hewlett Packard Enterprise allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to total assets as per Consolidated Balance Sheets were as follows:

	As of October 31
	2023	2022
	In millions
Compute	$16,120	$16,881
HPC & AI	5,787	5,997
Storage	7,195	7,484
Intelligent Edge	5,352	4,594
Financial Services	14,539	14,837
Corporate Investments and Other	1,401	1,110
Corporate and unallocated assets	6,759	6,220
Total assets	$57,153	$57,123
Major Customers
The Company has one customer which represented 11% of the Company's total net revenue in fiscal 2023, primarily within the Intelligent Edge and Compute segments. No single customer represented 10% or more of the Company's total net revenue in fiscal years 2022 and 2021.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2023, 2022 and 2021, other than the U.S., no country represented more than 10% of the Company's net revenue.
Net revenue by geographic region was as follows:

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
Americas
U.S.	$10,369	$9,425	$8,850
Americas excluding U.S.	2,208	1,964	1,825
Total Americas	12,577	11,389	10,675
Europe, Middle East and Africa	10,151	10,292	10,329
Asia Pacific and Japan	6,407	6,815	6,780
Total consolidated net revenue	$29,135	$28,496	$27,784
Property, plant and equipment, net by country in which the Company's operates was as follows:

	As of October 31
	2023	2022
	In millions
U.S.	$2,803	$3,035
Other countries	3,186	2,749
Total property, plant and equipment, net	$5,989	$5,784
Note 3: Transformation Programs
Transformation programs are comprised of the Cost Optimization and Prioritization Plan and the HPE Next Plan. During the third quarter of fiscal 2020, the Company launched the Cost Optimization and Prioritization Plan which focuses on realigning the workforce to areas of growth, a new hybrid workforce model called Edge-to-Office, real estate strategies and simplifying and evolving our product portfolio strategy. The transformation costs predominantly related to labor restructuring, non-labor restructuring, IT investments, design and execution charges and real estate initiatives. The primary elements of the Cost Optimization and Prioritization Plan have been substantially completed by the end of fiscal 2023.
During the third quarter of fiscal 2017, the Company launched the HPE Next Plan to put in place a purpose-built company designed to compete and win in the markets where it participates. Through this program, the Company is simplifying the operating model, and streamlining its offerings, business processes and business systems to improve its strategy execution. The primary elements of the HPE Next Plan have been substantially completed by the end of fiscal 2023.
Cost Optimization and Prioritization Plan
The components of the transformation costs relating to the Cost Optimization and Prioritization Plan were as follows:

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
Program management	$9	$27	$83
IT costs	26	26	14
Restructuring charges	226	201	598
Total	$261	$254	$695

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
HPE Next Plan
The components of transformation costs relating to HPE Next Plan were as follows:

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
Program management	$—	$7	$14
IT costs	91	184	174
Restructuring charges	16	13	22
Gains on real estate sales	(85)	(8)	(3)
Impairment on real estate assets	—	11	4
Other	3	13	29
Total	$25	$220	$240
Restructuring Plans
On May 19, 2020, the Company's Board of Directors approved a restructuring plan in connection with the Cost Optimization and Prioritization Plan which primarily related to labor restructuring and real estate site exits under non-labor restructuring. The changes to the workforce varied by country, based on business needs, local legal requirements and consultations with employee works councils and other employee representatives, as appropriate.
On October 16, 2017, the Company's Board of Directors approved a restructuring plan in connection with the HPE Next Plan, and on September 20, 2018, the Company's Board of Directors approved a revision to that restructuring plan. Headcount exits under the HPE Next Plan were substantially complete as of October 31, 2020. Other restructuring actions primarily related to infrastructure were substantially complete as of October 31, 2022.
Restructuring activities related to the Company's employees and infrastructure under the Cost Optimization and Prioritization Plan and HPE Next Plan are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2022	$185	$122	$11	$25
Charges	148	78	6	10
Cash payments	(189)	(64)	(11)	(9)
Non-cash items	8	(9)	—	1
Liability as of October 31, 2023	$152	$127	$6	$27
Total costs incurred to date as of October 31, 2023	$793	$561	$1,267	$270
Total expected costs to be incurred as of October 31, 2023	$820	$575	$1,267	$275
The current restructuring liability related to the transformation programs, reported in the Consolidated Balance Sheets as of October 31, 2023 and 2022, was $180 million and $191 million, respectively, in Accrued restructuring, and $22 million and $28 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Consolidated Balance Sheets as of October 31, 2023 and 2022 was $110 million and $124 million, respectively.
Note 4: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
The Company sponsors defined benefit pension plans worldwide, the most significant of which are the United Kingdom (“UK”) and Germany plans. The pension plan in the UK is closed to new entrants, however, members continue to earn benefit accruals. This plan provides benefits based on final pay and years of service and generally requires contributions from members. The German pension program that is open to new hires consists of cash balance plans that provide employer credits

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
as a percentage of pay, certain employee pay deferrals and employer matching contributions. There also are previously closed German pension programs that include cash balance and final average pay plans. These previously closed pension programs comprise the majority of the pension obligations in Germany.
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
Defined Contribution Plans
The Company offers various defined contribution plans for U.S. and non-U.S. employees. The Company’s defined contribution expense was approximately $206 million, $196 million and $170 million in fiscal 2023, 2022 and 2021, respectively. U.S. employees are automatically enrolled in the Hewlett Packard Enterprise Company 401(k) Plan (“HPE 401(k) Plan”), when they meet eligibility requirements, unless they decline participation. The HPE 401(k) Plan’s quarterly employer matching contributions are 100% of an employee’s contributions, up to a maximum of 4% of eligible compensation.
Pension Benefit Expense
The Company's net pension and post-retirement benefit costs that were directly attributable to the eligible employees, retirees and other former employees of Hewlett Packard Enterprise and recognized in the Consolidated Statements of Earnings for fiscal 2023, 2022 and 2021 are presented in the table below.

	For the fiscal years ended October 31,
	2023	2022	2021	2023	2022	2021
	Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$53	$78	$97	$1	$1	$1
Interest cost(1)	386	154	118	8	4	4
Expected return on plan assets(1)	(539)	(450)	(479)	(2)	(2)	(1)
Amortization and Deferrals(1):
Actuarial loss (gain)	160	167	296	(6)	(2)	(2)
Prior service benefit	(10)	(10)	(13)	—	—	—
Net periodic benefit cost (credit)	50	(61)	19	1	1	2
Settlement loss and special termination benefits(1)	6	5	7	—	—	—
Total net benefit cost (credit)	$56	$(56)	$26	$1	$1	$2

(1)These non-service components were included in Non-service net periodic benefit (cost) credit in the Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The weighted-average assumptions used to calculate the net benefit cost (credit) in the table above for fiscal 2023, 2022 and 2021 were as follows:

	For the fiscal years ended October 31,
	2023	2022	2021	2023	2022	2021
	Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate used to determine benefit obligation	3.9%	1.3%	1.0%	6.0%	3.0%	2.8%
Discount rate used to determine service cost	4.2%	1.7%	1.3%	5.7%	2.7%	2.6%
Discount rate used to determine interest cost	3.9%	1.1%	0.8%	5.9%	2.6%	2.3%
Expected increase in compensation levels	3.0%	2.6%	2.5%	—	—	—
Expected long-term return on plan assets	5.1%	3.2%	3.3%	4.3%	3.3%	2.3%
Interest crediting rate(1)	2.4%	2.5%	2.5%	4.3%	2.7%	2.7%

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Funded Status
The funded status of the plans was as follows:

	As of October 31,
	2023	2022	2023	2022
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$9,915	$15,354	$60	$60
Transfers	—	(6)	—	—
Reimbursement of benefit payments(1)	(82)	—	—	—
Actual return on plan assets	(315)	(3,176)	4	(3)
Employer contributions	179	160	6	6
Participant contributions	24	28	7	6
Benefits paid	(449)	(429)	(9)	(9)
Settlement	(29)	(54)	—	—
Currency impact	636	(1,962)	—	—
Fair value—end of year	$9,879	$9,915	$68	$60
Change in benefit obligation:
Projected benefit obligation—beginning of year	$9,517	$14,872	$138	$161
Addition/deletion of plans(2)	1	—	—	—
Service cost	53	78	1	1
Interest cost	386	154	8	4
Participant contributions	24	28	7	6
Actuarial (gain) loss	(756)	(3,253)	3	(24)
Benefits paid	(449)	(429)	(9)	(9)
Plan amendments	—	(1)	—	—
Settlement	(29)	(54)	—	—
Special termination benefits	2	1	—	—
Currency impact	613	(1,879)	—	(1)
Projected benefit obligation—end of year	$9,362	$9,517	$148	$138
Funded status at end of year	$517	$398	$(80)	$(78)
Accumulated benefit obligation	$9,233	$9,376	$—	$—

(1)For fiscal 2023, the German Contractual Trust Arrangements reimbursed HPE for benefit payments of approximately $82 million.
(2)Includes the addition/deletion of plans resulting from acquisitions.
For the year ended October 31, 2023, the benefit obligation decreased from $9.5 billion to $9.4 billion primarily due to the effects of increasing discount rates and payments of benefits reducing the obligation offset by the interest on the benefit obligation along with the weakening of the U.S. dollar. Pension assets remained flat at $9.9 billion as the reduction due to less than expected asset returns and benefits paid from plan assets was partially offset by the weakening of the U.S. dollar.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The weighted-average assumptions used to calculate the projected benefit obligations were as follows:

	As of October 31,
	2023	2022	2023	2022
	Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	4.4%	3.9%	6.5%	6.0%
Expected increase in compensation levels	2.9%	3.0%	—	—
Interest crediting rate	2.4%	2.4%	5.3%	4.3%
The net amounts recognized for defined benefit and post-retirement benefit plans in the Company's Consolidated Balance Sheets were as follows:

	As of October 31,
	2023	2022	2023	2022
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Non-current assets	$1,313	$1,287	$—	$—
Current liabilities	(51)	(43)	(8)	(7)
Non-current liabilities	(745)	(846)	(72)	(71)
Funded status at end of year	$517	$398	$(80)	$(78)
The following table summarizes the pre-tax net actuarial loss and prior service benefit recognized in accumulated other comprehensive loss for the defined benefit plans:

	As of October 31, 2023
	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$2,669	$(11)
Prior service benefit	3	—
Total recognized in accumulated other comprehensive loss	$2,672	$(11)
Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2023	2022
	In millions
Aggregate fair value of plan assets	$1,969	$1,907
Aggregate projected benefit obligation	$2,765	$2,795
Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2023	2022
	In millions
Aggregate fair value of plan assets	$1,969	$412
Aggregate accumulated benefit obligation	$2,675	$1,206
Fair Value of Plan Assets
The Company pays the U.S. defined benefit plan obligations when they come due since these plans are unfunded. The table below sets forth the fair value of non-U.S. defined benefit plan assets by asset category within the fair value hierarchy as of October 31, 2023 and 2022.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31, 2023				As of October 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity Securities
U.S.	$543	$12	$—	$555	$510	$9	$—	$519
Non-U.S.	110	212	—	322	214	96	—	310
Debt securities
Corporate	—	1,277	—	1,277	—	961	—	961
Government(1)	—	3,883	—	3,883	—	4,853	—	4,853
Other(2)	—	661	799	1,460	—	131	932	1,063
Alternative investments
Private Equity	—	5	41	46	—	4	46	50
Hybrids(3)	—	358	177	535	—	785	182	967
Hybrids at NAV(4)				358				377
Common Contractual Funds at NAV(5)
Equities at NAV				988				922
Fixed Income at NAV				471				449
Emerging Markets at NAV				284				263
Alternative investments at NAV				1				16
Real Estate Funds(6)	20	327	237	584	22	311	164	497
Insurance Group Annuity Contracts	—	88	20	108	—	84	21	105
Cash and Cash Equivalents	222	93	—	315	173	479	—	652
Other(7)	17	23	—	40	27	(13)	1	15
Obligation to return cash received from repurchase agreements(1)	—	(1,348)	—	(1,348)	—	(2,104)	—	(2,104)
Total	$912	$5,591	$1,274	$9,879	$946	$5,596	$1,346	$9,915

(1)Repurchase agreements, primarily in the UK, represent the plans’ short-term borrowing to hedge against interest rate and inflation risks. Investments in approximately $2.3 billion and $3.0 billion of government bonds collateralize this short-term borrowing at October 31, 2023 and 2022, respectively. The plans have an obligation to return the cash after the term of the agreements. Due to the short-term nature of the agreements, the outstanding balance of the obligation approximates fair value.
(2)Includes funds that invest primarily in asset-backed securities, mortgage-backed securities, collateralized loan obligations, and/or private debt investments. Primary valuation techniques for level 3 investments include discounted cash flows and broker quotes and/or 3rd party pricing services. Significant unobservable inputs include yields which are determined by considering the market yield of comparable public debt instruments adjusted for estimated losses to reflect where the expected recovery rate would be less than 100%, discount rates, and internal rate of return (IRR). The yields ranged from 6% to 22%, with the weighted average around 10%. In the prior year, the yields ranged from 4% to 18%, with the weighted average around 7%. The discount rates ranged from 4% to 5%, with the weighted average around 4%. In the prior year, the discount rates ranged from 1% to 5%, with the weighted average around 3%. The IRR ranged from 5% to 21%, with the main weighted average around 10%. In the prior year, the IRR ranged from 4% to 11%, with the main weighted average around 8%. Generally, an increase in yield and discounted rates may result in a decrease in the fair value of certain investments.
(3)Includes funds, primarily in the UK, that invest in both private and public equities, as well as emerging markets across all sectors. The funds also hold fixed income and derivative instruments to hedge interest rate and inflation risk. In addition, the funds include units in transferable securities, collective investment schemes, money market funds, asset-backed income, cash, and deposits. Primary valuation techniques for level 3 investments include discounted cash flows and book value or net asset value. Significant unobservable inputs include discount rates. The discount rates ranged from 3% to 28%, with the weighted average around 14%. In the prior year, the discount rates ranged from 3% to 30%, with the weighted average around 12%. Generally, an increase in discount rates may result in a decrease in the fair value of certain investments.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(4)Includes a pooled fund in the UK, that seeks a rate of return with direct or indirect linkage to UK inflation by investing in vehicles including bonds, long lease property, income strips, asset-backed securities, and index linked assets. Units are available for subscription on the first business day of each calendar month at net asset value. There are no redemption restrictions or future commitments on these investments.
(5)Common Contractual Funds (“CCFs”) are investment arrangements in which institutional investors pool their assets. Units may be acquired in four different sub-funds focused on equities, fixed income, alternative investments, and emerging markets. Each sub-fund is invested in accordance with the fund's investment objective and units are issued in relation to each sub-fund. While the sub-funds are not publicly traded, the custodian strikes a net asset value either once or twice a month, depending on the sub-fund. There are no redemption restrictions or future commitments on these investments.
(6)Includes funds, primarily in Germany, that invest in a diversified portfolio of European real estate assets exposed to logistics real estate properties, food retailing properties, residential and commercial properties, and properties under development. Primary valuation techniques for level 3 investments include the income capitalization approach and cost approach. Significant unobservable inputs include rental yield and IRR. The rental yield rates ranged from 4% to 6%, with the weighted average around 4%. In the prior year, the rental yield rates ranged from 3% to 6%, with the weighted average around 4%. The IRR ranged from 5% to 8%, with the main weighted average around 7%. In the prior year, the IRR ranged from 4% to 7%, with the main weighted average around 6%. Generally, an increase in rental yield rates may result in a decrease in the fair value of certain investments.
(7)Includes life insurance investment policies, unsettled transactions, and derivative instruments. As of October 31, 2023, the derivative instruments include synthetic equity swaps held by the UK plans with equity exposure of $272 million.
As of October 31, 2023 post-retirement benefit plan assets of $68 million were invested in publicly traded registered investment entities of which $55 million are classified within Level 1 and $13 million within Level 2 of the fair value hierarchy. As of October 31, 2022 post-retirement benefit plan assets of $60 million were invested in publicly traded registered investment entities of which $48 million are classified within Level 1 and $12 million within Level 2 of the fair value hierarchy.
Changes in fair value measurements of Level 3 investments for the non-U.S. defined benefit plans were as follows:

	For the fiscal year ended October 31, 2023
		Alternative Investments
	Debt-Other	Private Equity	Hybrids	Real Estate Funds	Insurance Group Annuities	Other	Total
		In millions
Balance at beginning of year	$932	$46	$182	$164	$21	$1	$1,346
Actual return on plan assets:
Relating to assets held at the reporting date	72	(8)	2	(6)	(1)	—	59
Relating to assets sold during the period	—	3	—	—	—	—	3
Purchases, sales, and settlements	(205)	—	(7)	79	—	(1)	(134)
Balance at end of year	$799	$41	$177	$237	$20	$—	$1,274

	For the fiscal year ended October 31, 2022
		Alternative Investments
	Debt-Other	Private Equity	Hybrids	Real Estate Funds	Insurance Group Annuities	Other	Total
	In millions
Balance at beginning of year	$748	$46	$116	$48	$33	$1	$992
Actual return on plan assets:
Relating to assets held at the reporting date	(97)	—	21	(3)	(11)	—	(90)
Relating to assets sold during the period	—	7	—	—	—	—	7
Purchases, sales, and settlements	281	(7)	45	119	(1)	—	437
Balance at end of year	$932	$46	$182	$164	$21	$1	$1,346

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
Plan Asset Allocations
The weighted-average target and actual asset allocations across the benefit plans at the respective measurement dates for the non-U.S. defined benefit plans were as follows:

	Defined Benefit Plans
		Plan Assets
	2023 Target Allocation	2023	2022
Public equity securities		21.8%	20.3%
Private/hybrid equity securities		9.5%	14.2%
Real estate and other(1)		6.3%	5.2%
Equity-related investments(1)	46.1%	37.6%	39.7%
Debt securities	52.0%	59.2%	53.7%
Cash and cash equivalents	1.9%	3.2%	6.6%
Total	100.0%	100.0%	100.0%

(1)     Included in Real estate and other investments are synthetic equity swaps with equity exposure of $272 million, which is held in the UK plans as of October 31, 2023.
For the Company's post-retirement benefit plans, approximately 81% of the plan assets are invested in cash and cash equivalents and approximately 19% in multi-asset credit investments which consists primarily of investment grade credit, emerging market debt and high yield bonds.
Investment Policy
The Company's investment strategy is to seek a competitive rate of return relative to an appropriate level of risk depending on the funded status of each plan and the timing of expected benefit payments. The majority of the plans’ investment managers employ active investment management strategies with the goal of outperforming the broad markets in which they invest. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. A number of the plans’ investment managers are authorized to utilize derivatives for investment or liability exposures, and the Company may utilize derivatives to effect asset allocation changes or to hedge certain investment or liability exposures.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Basis for Expected Long-Term Rate of Return on Plan Assets
The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plan invests and the weight of each asset class in the target mix. Expected asset returns reflect the current yield on government bonds, risk premiums for each asset class and expected real returns, which considers each country’s specific inflation outlook. Because the Company’s investment policy is to employ primarily active investment managers who seek to outperform the broader market, the expected returns are adjusted to reflect the expected additional returns, net of fees.
Employer Contributions and Funding Policy
During fiscal 2023, the Company contributed approximately $179 million to its non-U.S. pension plans and paid $6 million to cover benefit claims under the Company’s post-retirement benefit plans.
During fiscal 2024, the Company expects to contribute approximately $182 million to its non-U.S. pension plans and an additional $3 million to cover benefit payments to U.S. non-qualified plan participants. In addition, the Company expects to pay approximately $8 million to cover benefit claims for its post-retirement benefit plans. The Company's policy is to fund its pension plans so that it makes at least the minimum contribution required by various authorities including local government and taxing authorities.
Estimated Future Benefits Payments
As of October 31, 2023, estimated future benefits payments for the Company's retirement plans were as follows:

Fiscal year	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2024	$558	$12
2025	523	13
2026	536	13
2027	552	12
2028	573	13
Next five fiscal years to October 31, 2033	$2,999	$63
Note 5: Stock-Based Compensation
On April 14, 2021 (the “Approval Date”), shareholders of the Company approved the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan (the “2021 Plan”) that replaced the Company’s 2015 Stock Incentive Plan (the “2015 Plan”). The 2021 Plan provides for the grant of various types of awards including restricted stock awards, stock options and performance-based awards. These awards generally vest over 3 years from the grant date. The maximum number of shares as of the Approval Date that may be delivered to the participants under the 2021 Plan shall not exceed 7 million shares, plus 35.8 million shares that were available for grant under the 2015 Plan and any awards granted under the 2015 Plan prior to the Approval Date that were cash-settled, forfeited, terminated, or lapsed after the Approval Date. On April 5, 2022, shareholders of the Company approved an amendment to the 2021 Plan thereby increasing the overall number of shares available for issuance by 15 million shares. As of October 31, 2023, the Company had remaining authorization of 35.9 million shares under the 2021 Plan.
Stock-Based Compensation Expense
Stock-based compensation expense and the resulting tax benefits were as follows:

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
Stock-based compensation expense	$428	$391	$382
Income tax benefit	(92)	(75)	(70)
Stock-based compensation expense, net of tax	$336	$316	$312

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Stock-based compensation expense as presented in the table above is recorded within the following cost and expense lines in the Consolidated Statements of Earnings.

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
Cost of sales	$47	$46	$40
Research and development	161	143	124
Selling, general and administrative	220	202	208
Acquisition, disposition and other related charges	—	—	10
Stock-based compensation expense	$428	$391	$382
Employee Stock Purchase Plan
Effective November 1, 2015, the Company adopted the Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (“ESPP”). The total number of shares of Company's common stock authorized under the ESPP was 80 million. The ESPP allows eligible employees to contribute up to 10% of their eligible compensation to purchase Hewlett Packard Enterprise's common stock. The ESPP provides for a discount not to exceed 15% and an offering period up to 24 months. The Company currently offers 6-month offering periods during which employees have the ability to purchase shares at 95% of the closing market price on the purchase date. No stock-based compensation expense was recorded in connection with those purchases, as the criteria of a non-compensatory plan were met.
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
The following table summarizes restricted stock unit activity for the year ended October 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of year	51,902	$14
Granted and replacement awards for acquisitions	30,088	16
Vested	(24,473)	14
Forfeited/canceled	(3,128)	15
Outstanding at end of year	54,389	$15
The total grant date fair value of restricted stock awards vested for Company employees in fiscal 2023, 2022, and 2021 was $319 million, $262 million and $271 million, respectively. As of October 31, 2023, there was $325 million of unrecognized pre-tax stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over the remaining weighted-average vesting period of 1.3 years.
Performance Restricted Units
The Company issues performance stock units (“PSU”) that vest on the satisfaction of service and performance conditions. The fair value of the PSUs is the closing price of the Company's common stock on the grant date of the award. The Company also issues performance-adjusted restricted stock units (“PARSU”) that vest only on the satisfaction of service, performance and market conditions. The Company estimates the fair value of PARSUs subject to performance-contingent vesting conditions using the Monte Carlo simulation model. The expenses associated with these performance restricted units were not material for any of the periods presented.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Stock Options
Stock options granted under the Plan are generally non-qualified stock options, but the Plan permits some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the closing price of the Company's common stock on the option grant date. The majority of the stock options issued by the Company contain only service vesting conditions. The Company has also issued performance-contingent stock options that vest only on the satisfaction of both service and market conditions. The Company did not issue stock options in fiscal 2023 and 2022. Stock options assumed through acquisitions were not material for fiscal 2023. The expenses associated with stock options were not material for any of the periods presented.
The Company utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. The Company estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model, as these awards contain market conditions.
Note 6: Taxes on Earnings
Provision for Taxes
The domestic and foreign components of Net earnings from operations before taxes were as follows:

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
U.S.	$(1,105)	$(1,138)	$(1,128)
Non-U.S.	3,335	2,014	4,715
	$2,230	$876	$3,587
Foreign earnings in fiscal 2021 were higher as compared to fiscal 2023 and 2022, primarily as a result of the income from the Itanium litigation judgment.
The Provision for taxes on Net earnings from operations were as follows:

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
U.S. federal taxes:
Current	$—	$12	$26
Deferred	(88)	(98)	(79)
Non-U.S. taxes:
Current	256	288	305
Deferred	23	(143)	(116)
State taxes:
Current	16	(43)	(4)
Deferred	(2)	(8)	28
	$205	$8	$160

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate were as follows:

	For the fiscal years ended October 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.9%	2.8%	0.7%
Lower rates in other jurisdictions, net	(4.4)%	(0.9)%	(7.6)%
Valuation allowance	(2.8)%	(31.5)%	(10.0)%
U.S. permanent differences	(1.5)%	6.0%	3.6%
U.S. R&D credit	(2.1)%	(5.1)%	(1.3)%
Uncertain tax positions	(2.0)%	(15.6)%	(0.9)%
Goodwill impairment	—%	21.5%	—%
Tax law changes	—%	—%	(1.1)%
Other, net	0.1%	2.7%	0.1%
	9.2%	0.9%	4.5%
The jurisdictions with favorable tax rates that had the most significant impact on the Company's effective tax rate in the periods presented include Puerto Rico and Singapore.
In fiscal 2023, the Company recorded $131 million of net income tax benefits related to various items discrete to the year. These amounts primarily included $104 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges and $19 million of net excess tax benefits related to stock-based compensation.
In fiscal 2022, the Company recorded $454 million of net income tax benefits related to various items discrete to the year. These amounts primarily included $150 million of income tax benefits related to releases of foreign valuation allowances, $99 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, $43 million of income tax benefits related to the settlement of U.S. tax audit matters, $42 million of income tax benefits related to the release of U.S. passive foreign tax credit valuation allowances, $30 million of income tax benefits related to the change in pre-separation tax liabilities, primarily those for which the Company shared joint and several liability with HP Inc. and for which the Company was indemnified by HP Inc., $27 million of income tax benefits related to the utilization of capital losses which had a full valuation allowance, $12 million of income tax benefits as a result of the fiscal 2021 U.S. tax return filing primarily from the decrease in GILTI, and $11 million of net income tax benefits related to settlements and ongoing discussions in foreign tax audit matters.
In fiscal 2021, the Company recorded $294 million of net income tax benefits related to various items discrete to the year. These amounts primarily included $180 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges, $157 million of income tax benefits related to releases of foreign valuation allowances, $39 million of income tax benefits related to tax rate changes on deferred taxes, and $32 million of income tax benefits related to the change in pre-separation tax liabilities, primarily those for which the Company shared joint and several liability with HP Inc. and for which the Company was indemnified by HP Inc. These benefits were partially offset by $337 million of net income tax charges associated with income from the Itanium litigation judgment, against which $244 million of income tax attributes previously subject to a valuation allowance were utilized, resulting in a net tax expense of $93 million.
As a result of certain employment actions and capital investments the Company has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates through 2039. The gross foreign income tax benefits attributable to these actions and investments were $857 million ($0.65 diluted net EPS) in fiscal 2023, $832 million ($0.63 diluted net EPS) in fiscal 2022, and $889 million ($0.67 diluted net EPS) in fiscal 2021. Refer to Note 16, “Net Earnings Per Share” for details on shares used to compute diluted net EPS.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	As of October 31,
	2023	2022	2021
	In millions
Balance at beginning of year	$674	$2,131	$2,159
Increases:
For current year's tax positions	67	81	24
For prior years' tax positions	20	41	64
Decreases:
For prior years' tax positions	(2)	(48)	(31)
Statute of limitations expiration	(4)	(12)	(44)
Settlements with taxing authorities	(83)	(1,491)	(15)
Settlements related to joint and several positions indemnified by HP Inc.	—	(28)	(26)
Balance at end of year	$672	$674	$2,131
Up to $354 million, $386 million and $688 million of the Company's unrecognized tax benefits at October 31, 2023, 2022 and 2021, respectively, would affect its effective tax rate if realized in their respective periods. During the first quarter of fiscal 2022, the Company effectively settled with the U.S. Internal Revenue Service (“IRS”) for fiscal 2016, primarily contributing to the reduction in the Company's unrecognized tax benefits of $1.5 billion, which was predominantly related to the timing of intercompany royalty revenue recognition which does not affect the Company’s effective tax rate.
The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Consolidated Statements of Earnings. The Company recognized $25 million and $55 million of interest income and $17 million of interest expense in fiscal 2023, 2022, and 2021, respectively. As of October 31, 2023 and 2022, the Company had accrued $56 million and $81 million, respectively, for interest and penalties in the Consolidated Balance Sheets.
The Company is subject to income tax in the U.S. and approximately 85 other countries and is subject to routine corporate income tax audits in many of these jurisdictions.
The Company engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. The Company is no longer subject to U.S. federal tax audits for years prior to 2017. The IRS is conducting audits of the Company's fiscal 2017 through 2022 U.S. federal income tax returns. During the fourth quarter of fiscal 2023, the IRS issued notices of proposed adjustments (“NOPAs”) for fiscal 2017, 2018, and 2019 relating to HPE’s intercompany transfer pricing. After the close of fiscal 2023, the IRS issued a Revenue Agent Report (“RAR”) finalizing their position on the NOPAs for the same issues and same fiscal years. The IRS is seeking to increase taxable income across the three fiscal years by $904 million. As of the balance sheet date, HPE has sufficient tax credit carryforwards to offset any incremental tax liability from the adjustments in the RAR. However, HPE disagrees with the IRS’ adjustments and believes the positions taken on its tax returns are more likely than not to prevail on technical merits, and the Company will defend these positions through the IRS administrative processes, as necessary. Accordingly, no changes have been made to the Company’s reserves for uncertain tax positions in fiscal 2023 relating to the IRS’ adjustments. With respect to major state and foreign tax jurisdictions, the Company is no longer subject to tax authority examinations for years prior to 2005. However, it is reasonably possible that certain foreign and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions and other matters. The Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $16 million within the next 12 months.
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
The Company has not provided for U.S. federal and state income and foreign withholding taxes on $9.4 billion of undistributed earnings and basis differences from non-U.S. operations as of October 31, 2023 because the Company intends to reinvest such earnings indefinitely outside of the U.S. Determination of the amount of unrecognized deferred tax liability related to these earnings and basis differences is not practicable. The Company will remit non-indefinitely reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. state income and foreign withholding taxes have been provided where excess cash has accumulated and the Company determines that it is advantageous for business operations, tax or cash management reasons.
Deferred Income Taxes
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.
The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31,
	2023	2022
	In millions
Deferred tax assets:
Loss and credit carryforwards	$5,802	$7,222
Inventory valuation	90	87
Intercompany prepayments	325	321
Warranty	49	61
Employee and retiree benefits	184	247
Restructuring	52	55
Deferred revenue	658	601
Intangible assets	107	113
Capitalized R&D	44	—
Lease liabilities	209	185
Other	196	269
Total deferred tax assets	7,716	9,161
Valuation allowance	(5,294)	(6,817)
Total deferred tax assets net of valuation allowance	2,422	2,344
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(190)	(170)
ROU assets	(192)	(167)
Fixed assets	(102)	(200)
Total deferred tax liabilities	(484)	(537)
Net deferred tax assets and liabilities	$1,938	$1,807
Deferred tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	As of October 31,
	2023	2022
	In millions
Deferred tax assets	$2,264	$2,127
Deferred tax liabilities	(326)	(320)
Deferred tax assets net of deferred tax liabilities	$1,938	$1,807

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of October 31, 2023, the Company had $386 million, $3.1 billion and $20.2 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in state and foreign net operating loss carryforwards will begin to expire in 2024; federal net operating losses can carry forward indefinitely. The Company has provided a valuation allowance of $147 million and $3.9 billion for deferred tax assets related to state and foreign net operating losses carryforwards, respectively. As of October 31, 2023, the Company also had $13 million, $5.6 billion, and $85 million of federal, state, and foreign capital loss carryforwards, respectively. Amounts included in federal and state capital loss carryforwards will begin to expire in 2028; foreign capital losses can carry forward indefinitely. The Company has provided a valuation allowance of $7 million and $25 million for deferred tax assets related to state and foreign capital loss carryforwards, respectively.
As of October 31, 2023, the Company had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$904	$(875)	2026
U.S. research and development and other credits	215	—	2029
Tax credits in state and foreign jurisdictions	164	(114)	2024
Balance at end of year	$1,283	$(989)
Total valuation allowances decreased by $1.5 billion in fiscal 2023, primarily from the expiration of U.S. federal capital loss carryforwards.
Tax Matters Agreement and Other Income Tax Matters
In connection with the completed separations and mergers of the former Enterprise Services business with DXC Technology Company (“DXC”) (the “Everett Transaction” or “Everett”) and the Software Segment with Micro Focus International plc (“Micro Focus”) (the “Seattle Transaction” or “Seattle”), the Company entered into a DXC Tax Matters Agreement with DXC and a Micro Focus Tax Matters Agreement with Micro Focus, respectively. See Note 18, “Guarantees, Indemnifications and Warranties,” for a description of the DXC Tax Matters Agreement and Micro Focus Tax Matters Agreement.
Note 7: Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash

	As of October 31,
	2023	2022
	In millions
Cash and cash equivalents	$4,270	$4,163
Restricted cash	311	600
Total	$4,581	$4,763
Accounts Receivable, Net

	As of October 31,
	2023	2022
	In millions
Accounts receivable	$3,254	$3,881
Unbilled receivable	264	245
Allowances	(37)	(25)
Total	$3,481	$4,101

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The allowance for doubtful accounts related to accounts receivable and changes therein were as follows:

	As of October 31,
	2023	2022	2021
	In millions
Balance at beginning of year	$25	$23	$46
Provision for credit losses	29	25	11
Adjustments to existing allowances, including write offs	(17)	(23)	(34)
Balance at end of year	$37	$25	$23
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The Company recorded an obligation of $80 million, $88 million and $65 million in Notes payable and short-term borrowings in its Consolidated Balance Sheets as of October 31, 2023, 2022 and 2021, respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in Other accrued liabilities in the Consolidated Balance Sheets.
The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

	As of October 31,
	2023	2022	2021
	In millions
Balance at beginning of period(1)	$163	$336	$122
Trade receivables sold	4,097	4,130	4,190
Cash receipts	(4,185)	(4,292)	(3,975)
Foreign currency and other	8	(11)	(1)
Balance at end of period(1)	$83	$163	$336

(1)Beginning and ending balances represent amounts for trade receivables sold but not yet collected.
Inventory

	As of October 31,
	2023	2022
	In millions
Purchased parts and fabricated assemblies	$2,940	$2,974
Finished goods	1,667	2,187
Total	$4,607	$5,161
Property, Plant and Equipment, net

	As of October 31,
	2023	2022
	In millions
Land	$66	$74
Buildings and leasehold improvements	1,521	1,503
Machinery and equipment, including equipment held for lease	10,382	9,729
Gross property, plant and equipment	11,969	11,306
Accumulated depreciation	(5,980)	(5,522)
Property, plant and equipment, net(1)	$5,989	$5,784

(1)This balance includes $606 million and $534 million of internal use software, net as of October 31, 2023 and 2022, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Depreciation expense was $2.3 billion, $2.2 billion, and $2.2 billion in fiscal 2023, 2022 and 2021, respectively.
Long-Term Financing Receivables and Other Assets

	As of October 31,
	2023	2022
	In millions
Financing receivables, net	$5,028	$4,512
Deferred tax assets	2,264	2,127
Prepaid pension	1,313	1,287
ROU assets	980	854
Other	1,792	1,757
Total	$11,377	$10,537
Other Accrued Liabilities

	As of October 31,
	2023	2022
	In millions
Sales and marketing programs	$1,070	$1,052
Value-added and property taxes	786	902
Collateral payable	207	508
Operating lease liabilities	194	168
Warranty	167	192
Contract manufacturer liabilities	71	332
Other	1,666	1,471
Total	$4,161	$4,625
Other Non-Current Liabilities

	As of October 31,
	2023	2022
	In millions
Deferred revenue	$3,281	$2,955
Operating lease liabilities	966	851
Pension, post-retirement, and post-employment	841	944
Deferred tax liabilities	326	320
Taxes on earnings	233	271
Other	899	846
Total	$6,546	$6,187
Contract Liabilities and Remaining Performance Obligations
As of October 31, 2023 and 2022, current deferred revenue of $3.6 billion and $3.4 billion, respectively, were recorded in Deferred revenue, and non-current deferred revenue of $3.3 billion and $3.0 billion, respectively, were recorded in Other non-current liabilities in the Consolidated Balance Sheets. During fiscal 2023, approximately $3.4 billion of deferred revenue as of October 31, 2022 was recognized as revenue.
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency. As of October 31, 2023, the Company expects to recognize

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
approximately 49% of the aggregate amount of remaining performance obligations, or deferred revenue, of $6.9 billion revenue over the next twelve months with the remainder to be recognized thereafter.
Costs to obtain a Contract
As of October 31, 2023, the current and non-current portions of the capitalized costs to obtain a contract were $86 million and $138 million, respectively. As of October 31, 2022, the current and non-current portions of the capitalized costs to obtain a contract were $76 million and $124 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Consolidated Balance Sheets. In fiscal 2023 and 2022, the Company amortized $94 million and $83 million, respectively, of the capitalized costs to obtain a contract which are included in Selling, general and administrative expense in the Consolidated Statements of Earnings.
Note 8: Accounting for Leases as a Lessee
Components of lease cost included in the Consolidated Statement of Earnings were as follows:

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
Operating lease cost	$200	$197	$207
Finance lease cost	4	5	5
Sublease rental income	(23)	(27)	(35)
Total lease cost	$181	$175	$177
In fiscal 2023, the Company recorded $85 million of net gain from sale and leaseback transactions.
The ROU assets and lease liabilities for operating and finance leases included in the Consolidated Balance Sheets were as follows:

		As of October 31,
	Balance Sheet Classification	2023	2022
		In millions
Operating Leases
ROU Assets	Long-term financing receivables and other assets	$980	$854
Lease Liabilities:
Operating lease liabilities – current	Other accrued liabilities	194	168
Operating lease liabilities – non-current	Other non-current liabilities	966	851
Total operating lease liabilities		$1,160	$1,019

Finance Leases
Finance lease ROU Assets:	Property, plant and equipment, net
Gross finance lease ROU assets		$26	$32
Less: Accumulated depreciation		(14)	(11)
Net finance lease ROU assets		$12	$21
Lease Liabilities:
Finance lease liabilities – current	Notes payable and short-term borrowings	$5	$5
Finance lease liabilities – non-current	Long-term debt	38	43
Total finance lease liabilities		$43	$48

Total ROU assets		$992	$875
Total lease liabilities		$1,203	$1,067

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The weighted-average remaining lease term and the weighted-average discount rate for the operating and finance leases were as follows:

	As of October 31,
	2023		2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.2	6.5	7.8	7.5
Weighted-average discount rate	3.8%	3.5%	3.2%	3.5%
Supplemental cash flow information related to leases was as follows:

		For the fiscal years ended October 31,
	Cash Flow Statement Activity	2023	2022	2021
		In millions
Cash outflows from operating leases	Net cash used in operating activities	$219	$214	$220
ROU assets obtained in exchange for new operating lease liabilities	Non-cash activities	$251	$195	$248
The following tables shows the future payments on the Company's operating and finance leases:

	As of October 31, 2023
	Operating Leases	Finance Leases
Fiscal year	In millions
2024	$234	$7
2025	215	7
2026	191	7
2027	176	7
2028	151	8
Thereafter	365	12
Total future lease payments	$1,332	$48
Less: imputed interest	(172)	(5)
Total lease liabilities	$1,160	$43
As of October 31, 2023, the Company entered into $516 million of operating leases that have not yet commenced and are not yet recorded on the Consolidated Balance Sheets. These operating leases are scheduled to commence during fiscal 2024 and contain lease terms from 5 to 10 years.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31,
	2023	2022
	In millions
Minimum lease payments receivable	$9,363	$8,686
Unguaranteed residual value	438	380
Unearned income	(987)	(707)
Financing receivables, gross	8,814	8,359
Allowance for credit losses	(243)	(325)
Financing receivables, net	8,571	8,034
Less: current portion	(3,543)	(3,522)
Amounts due after one year, net	$5,028	$4,512
As of October 31, 2023, scheduled maturities of the Company's minimum lease payments receivable were as follows:

As of October 31, 2023
Fiscal year	In millions
2024	$4,058
2025	2,512
2026	1,612
2027	819
2028	278
Thereafter	84
Total undiscounted cash flows	$9,363
Present value of lease payments (recognized as finance receivables)	$8,376
Difference between undiscounted cash flows and discounted cash flows	$987
Sale of Financing Receivables
The Company entered into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. During the fiscal years ended October 31, 2023 and 2022, the Company sold $237 million and $183 million, respectively, of financing receivables.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The credit risk profile of gross financing receivables, based on internal risk ratings as of October 31, 2023, presented on an amortized cost basis by year of origination was as follows:

	As of October 31, 2023
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2023	$2,100	$1,196	$31
2022	1,681	1,052	51
2021	868	645	57
2020	336	285	35
2019 and prior	155	223	99
Total	$5,140	$3,401	$273
The credit risk profile of gross financing receivables, based on internal risk ratings as of October 31, 2022, was as follows:

	As of October 31, 2022
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2022	$1,987	$1,277	$44
2021	1,338	1,071	42
2020	756	571	67
2019	328	336	69
2018 and prior	143	234	96
Total	$4,552	$3,489	$318
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
Allowance for Credit Losses
The allowance for credit losses for financing receivables and changes therein were as follows:

	As of October 31,
	2023	2022	2021
	In millions
Balance at beginning of period	$325	$228	$154
Adjustment for adoption of the new credit loss standard	—	—	28
Provision for credit losses(1)	58	177	61
Adjustment to the existing allowance	—	(10)	19
Write-offs	(140)	(70)	(34)
Balance at end of period	$243	$325	$228

(1)     Fiscal 2022 included a provision of $99 million related to expected credit losses due to the Company's exit from its Russia and Belarus businesses.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of October 31,
	2023	2022
	In millions
Billed:(1)
Current 1-30 days	$320	$372
Past due 31-60 days	30	32
Past due 61-90 days	13	19
Past due > 90 days	100	121
Unbilled sales-type and direct-financing lease receivables	8,351	7,815
Total gross financing receivables	$8,814	$8,359
Gross financing receivables on non-accrual status(2)	$227	$290
Gross financing receivables 90 days past due and still accruing interest(2)	$81	$72

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment, net in the Consolidated Balance Sheets were as follows:

	As of October 31,
	2023	2022
	In millions
Equipment leased to customers	$7,019	$6,879
Accumulated depreciation	(2,919)	(2,776)
Total	$4,100	$4,103
As of October 31, 2023, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

As of October 31, 2023
Fiscal year	In millions
2024	$1,820
2025	1,174
2026	451
2027	59
2028	4
Thereafter	—
Total	$3,508
If a lease is classified as an operating lease, the Company records lease revenue on a straight-line basis over the lease term. At commencement of an operating lease, initial direct costs are deferred and are expensed over the lease term on the same basis as the lease revenue is recorded.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents amounts included in the Consolidated Statements of Earnings related to lessor activity:

		For the fiscal years ended October 31,
	Location	2023	2022	2021
		In millions
Interest income from sales-type leases and direct financing leases	Financing income	$547	$483	$494
Lease income from operating leases	Services	2,407	2,296	2,383
Total lease income		$2,954	$2,779	$2,877
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
The following table presents the assets and liabilities held by the consolidated VIE as of October 31, 2023 and 2022, which are included in the Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of October 31,
	2023	2022
Assets held by VIE:	In millions
Other current assets	$145	$203
Financing receivables
Short-term	$764	$838
Long-term	$983	$1,085
Property, plant and equipment, net	$1,214	$1,323
Liabilities held by VIE:
Notes payable and short-term borrowings, net of unamortized debt issuance costs	$1,392	$1,510
Long-term debt, net of unamortized debt issuance costs	$1,082	$1,415
For the year ended October 31, 2023, financing receivables and leased equipment transferred via securitization through the SPE were $0.8 billion and $0.7 billion, respectively. For the fiscal year ended October 31, 2022, financing receivables and leased equipment transferred via securitization through the SPE were $1.6 billion and $1.2 billion, respectively.
Note 10: Acquisitions
Acquisitions in fiscal 2023
During fiscal 2023, the Company completed five acquisitions. The purchase price allocations for the acquisitions described below reflect various preliminary fair value estimates and analysis, including preliminary work performed by third-party valuation specialists, of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes, and residual goodwill, which are subject to change within the measurement period. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined.
The pro forma results of operations, revenue and net income subsequent to the acquisition dates have not been presented as they are not material to the Company's consolidated results of operations, either individually or in the aggregate. Goodwill,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.
The following table presents the aggregate estimated fair value of the assets acquired and liabilities assumed, including those items that are still pending allocations, for the acquisitions completed during fiscal 2023:

In millions
Goodwill	$585
Amortizable intangible assets	209
Net tangible assets assumed	46
Total fair value consideration	$840
On May 2, 2023, the Company completed the acquisition of OpsRamp, an IT operations management company that monitors, observes, automates, and manages IT infrastructure, cloud resources, workloads, and applications for hybrid and multi-cloud environments, including the leading hyperscalers. OpsRamp’s results of operations were included within the Corporate Investments and Other segment. The acquisition date fair value consideration of $307 million primarily consisted of cash paid for outstanding common stock. In connection with this acquisition, the Company recorded approximately $217 million of goodwill, and $84 million of intangible assets. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of 5 years.
On March 15, 2023, the Company completed the acquisition of Axis Security, a cloud security provider, enabling the Company to expand its edge-to-cloud security capabilities by offering a unified Secure Access Services Edge solution to meet the increasing demand for integrated networking and security solutions delivered aaS. Axis Security's results of operations were included within the Intelligent Edge segment. The acquisition date fair value consideration of $412 million primarily consisted of cash paid for outstanding common stock. In connection with this acquisition, the Company recorded approximately $311 million of goodwill, and $71 million of intangible assets. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of 5 years.
Acquisitions in fiscal 2022
The Company did not have any acquisitions during fiscal 2022.
Acquisitions in fiscal 2021
During fiscal 2021, the Company completed four acquisitions, none of which were material, both individually and in the aggregate, to the Company's Consolidated Financial Statements. The following table presents the aggregate final purchase price allocation for the Company's acquisitions during fiscal 2021:

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Goodwill and Intangible Assets
Goodwill
Goodwill and related changes in the carrying amount by reportable segment were as follows:

	Compute	HPC & AI	Storage	Intelligent Edge	Financial Services	Corporate Investments & Other	Total
	In millions
Balance at October 31, 2022(1)(2)	$7,692	$2,889	$4,000	$2,555	$144	$123	$17,403
Goodwill from acquisitions	—	15	—	311	—	259	585
Balance at October 31, 2023(1)	$7,692	$2,904	$4,000	$2,866	$144	$382	$17,988

(1)Goodwill is net of accumulated impairment losses of $1.9 billion. Of this amount, $1.7 billion relates to HPC & AI of which $815 million was recorded during the fourth quarter of fiscal 2022. The Software reporting unit within Corporate Investments and Other, has an accumulated impairment loss of $90 million which was also recorded during the fourth quarter of fiscal 2022.
(2)As a result of the organizational realignments which were effective as of November 1, 2022, (described in Note 1, "Overview and Summary of Significant Accounting Policies"), $160 million of goodwill was reallocated from the Storage segment to the Compute segment as of the beginning of the period using a relative fair value approach.
Goodwill Impairments
Goodwill is tested annually for impairment, as of the first day of the fourth quarter, at the reporting unit level. As of October 31, 2023, the Company's reporting units with goodwill are consistent with the reportable segments identified in Note 2, “Segment Information” to the Consolidated Financial Statements, with the exception of Corporate Investments and Other which contains five reporting units: A & PS, Athonet, legacy CMS, OpsRamp, and Software.
The Company’s fiscal 2023 annual goodwill impairment analysis did not result in any impairment. The excess of fair value over carrying amount for our reporting units ranged from approximately 5% to 218% of the respective carrying amounts.
The Compute reporting unit has goodwill of $7.7 billion as of October 31, 2023, and excess of fair value over carrying value of 5% as of the annual test date. The Compute business is facing challenges reflected in the results for October 31, 2023. The Compute business is cyclical in nature. Over the last several years, digital transformation drove increased investment to modernize infrastructure. However, in the current macroeconomic and inflationary environment, customers have slowed their investments resulting in lower server demand and competitive pricing. These dynamics are further compounded by higher supply chain costs. During this cycle, the Compute business continues to focus on capturing market share while maintaining operating margin.
The HPC & AI reporting unit has goodwill of $2.9 billion as of October 31, 2023, and excess of fair value over carrying value of 12% as of the annual test date. The HPC & AI business continues to face challenges related to supply chain constraints of key components and other operational challenges impacting our ability to achieve certain customer acceptance milestones required for revenue recognition and resulting cost increases associated with fulfilling contracts over longer than originally anticipated timelines. We currently believe these challenges will be successfully addressed as the supply chain constraints continue to improve.
The Company’s fiscal 2022 annual goodwill impairment analysis resulted in impairment charges for goodwill related to the HPC & AI and Software reporting units. There was no impairment of goodwill for our other reporting units.
The decline in the fair value of the HPC & AI reporting unit below its carrying value resulted from changes in expected future cash flows due to the continuation of supply chain constraints, and other operational challenges as well as an increase in cost of capital. As a result, a goodwill impairment charge of $815 million was recorded in the fourth quarter of fiscal 2022.
The decline in the fair value of the Software reporting unit resulted primarily from a decline in market multiples. As a result, a goodwill impairment charge of $90 million was recorded in the fourth quarter of fiscal 2022.
Based on the results of the Company's interim and annual impairment tests in fiscal 2021, the Company determined that no impairment of goodwill existed.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Intangible Assets
Intangible assets from acquisitions comprise:

	As of October 31, 2023			As of October 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$357	$(177)	$180	$475	$(256)	$219
Developed and core technology and patents	1,162	(711)	451	1,163	(695)	468
Trade name and trademarks	146	(123)	23	144	(98)	46
Total intangible assets	$1,665	$(1,011)	$654	$1,782	$(1,049)	$733
For fiscal 2023, the decrease in gross intangible assets was due primarily to $326 million of intangible assets which became fully amortized and were eliminated from gross intangible assets and accumulated amortization, partially offset by $209 million of intangible assets related to acquisitions.
As of October 31, 2023, the weighted-average remaining useful lives of the Company's finite-lived intangible assets were as follows:

Weighted-Average Remaining Useful Lives
In years
Customer contracts, customer lists and distribution agreements	5
Developed and core technology and patents	4
Trade name and trademarks	1
As of October 31, 2023, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year	In millions
2024	$250
2025	137
2026	120
2027	86
2028	40
Thereafter	21
Total	$654
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
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs. For the fiscal years ended October 31, 2023 and 2022, there were no transfers between levels within the fair value hierarchy.
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2023				As of October 31, 2022
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash equivalents and investments:
Time deposits	$—	$905	$—	$905	$—	$1,516	$—	$1,516
Money market funds	1,672	—	—	1,672	744	—	—	744
Equity investments	—	—	135	135	—	—	126	126
Foreign bonds	1	95	1	97	—	91	—	91
Other debt securities(1)	—	—	22	22	—	—	33	33
Derivative instruments:
Foreign exchange contracts	—	464	—	464	—	840	—	840
Other derivatives	—	—	—	—	—	2	—	2
Total assets	$1,673	$1,464	$158	$3,295	$744	$2,449	$159	$3,352
Liabilities
Derivative instruments:
Interest rate contracts	$—	$151	$—	$151	$—	$178	$—	$178
Foreign exchange contracts	—	152	—	152	—	128	—	128
Other derivatives	—	2	—	2	—	1	—	1
Total liabilities	$—	$305	$—	$305	$—	$307	$—	$307

(1)Available-for-sale debt securities with carrying values that approximate fair value.
Valuation Techniques
Cash Equivalents and Investments: The Company holds time deposits, money market funds, debt securities primarily consisting of corporate and foreign government notes and bonds. The Company values cash equivalents using quoted market prices, alternative pricing sources, including net asset value, or models utilizing market observable inputs. The fair value of debt and equity investments was based on quoted market prices or model-driven valuations using inputs primarily derived from or corroborated by observable market data, and, in certain instances, valuation models that utilize assumptions which cannot be corroborated with observable market data. Equity and other securities include investments in marketable and non-marketable securities. In evaluating non-marketable securities for impairment or observable price changes, the Company uses valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections.
Derivative Instruments: The Company uses forward contracts, interest rate and total return swaps to hedge certain foreign currency and interest rate exposures. The Company uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, the Company and counterparties' credit risk, foreign currency exchange rates, and forward and spot prices for currencies and interest rates. See Note 13, “Financial Instruments,” for a further discussion of the Company's use of derivative instruments.
Other Fair Value Disclosures
Short-Term and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. As of October 31, 2023, the estimated fair value of the Company's short-term and long-term debt was $12.2 billion and the carrying value was $12.4 billion. As of October 31, 2022, the estimated fair value of the Company's short-term and long-term debt was $12.2 billion and the carrying value was $12.5 billion. If measured at fair value in the Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
Other Financial Instruments: For the balance of the Company's financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in other accrued liabilities, the carrying amounts approximate fair value due to their short nature. If measured at fair value in the Consolidated Balance Sheets, these other financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.
Non-Recurring Fair Value Measurements
Equity Investments without Readily Determinable Fair Value: Equity Investments are recorded at cost and measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. For fiscal 2023 and 2022, the Company recorded a net unrealized loss of $45 million and $17 million, respectively, which included impairments of $50 million and $24 million for the same respective periods. For fiscal 2021, the Company recorded an unrealized gain of $64 million and no impairment charges on these investments. These amounts are reflected in Interest and other, net in the Consolidated Statements of Earnings. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy. These adjustments are based on observable price changes for certain equity investments without readily determinable fair value. For investments still held as of October 31, 2023, the cumulative upward adjustments for observable price changes was $33 million and cumulative downward adjustments for observable price changes and impairments was $72 million. Refer to Note 13 “Financial Instruments,” for further information about equity investments.
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
In fiscal 2023, 2022 and 2021, the Company recorded a ROU asset impairment charge of $18 million, $5 million and $89 million, respectively, in Transformation costs in the Consolidated Statements of Earnings as the carrying value of certain ROU assets exceeded its fair value. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
In the fourth quarter of fiscal 2022, the Company recorded a goodwill impairment charge of $905 million associated with the HPC & AI reporting unit and the Software reporting unit within the Corporate Investments and Other segment. The fair value of the Company's reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. For more information on the goodwill impairment, see Note 11, “Goodwill and Intangible Assets.”

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 13: Financial Instruments
Cash Equivalents and Available-for-Sale Investments
Cash equivalents and available-for-sale investments were as follows:

	As of October 31, 2023			As of October 31, 2022
	Cost	Gross Unrealized Gains/(Losses)	Fair Value	Cost	Gross Unrealized Gains/(Losses)	Fair Value
	In millions
Cash Equivalents:
Time deposits	$905	$—	$905	$1,516	$—	$1,516
Money market funds	1,672	—	1,672	744	—	744
Total cash equivalents	2,577	—	2,577	2,260	—	2,260
Available-for-Sale Investments:
Foreign bonds	100	(3)	97	93	(2)	91
Other debt securities	19	3	22	32	1	33
Total available-for-sale investments	119	—	119	125	(1)	124
Total cash equivalents and available-for-sale investments	$2,696	$—	$2,696	$2,385	$(1)	$2,384
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2023 and 2022, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $127 million, $39 million and $18 million in fiscal 2023, 2022 and 2021, respectively. Time deposits were primarily issued by institutions outside the U.S. as of October 31, 2023 and 2022. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2023
	Amortized Cost	Fair Value
	In millions
Due in one year	$3	$3
Due in one to five years	5	5
Due in more than five years	111	111
	$119	$119
Equity Investments
Non-marketable equity investments in privately held companies are included in Long-term financing receivables and other assets in the Consolidated Balance Sheets. These non-marketable equity investments are carried either at fair value or under the measurement alternative.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $145 million and $175 million as of October 31, 2023 and 2022, respectively. For fiscal 2023 and 2022, the Company recorded a net unrealized loss of $45 million and $17 million, respectively, which included impairments of $50 million and $24 million for the same respective periods. For fiscal 2021, the Company recorded an unrealized gain of $64 million and no impairment charges on these investments.
The carrying amount of those non-marketable equity investments accounted for under the fair value option was $135 million and $126 million as of October 31, 2023 and 2022, respectively. For fiscal 2023 and 2022, the Company recorded net unrealized gains of $9 million and $86 million, respectively, on these investments. In fiscal 2022, the Company sold $165 million of these investments.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Derivative Instruments
The Company is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments, primarily forward contracts, interest rate swaps and total return swaps to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities. The Company does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. The Company may designate its derivative contracts as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation (“net investment hedges”). Additionally, for derivatives not designated as hedging instruments, the Company categorizes those economic hedges as other derivatives. Derivative instruments are recognized at fair value in the Consolidated Balance Sheets. The change in fair value of the derivative instruments is recognized in the Consolidated Statements of Earnings or Consolidated Statements of Comprehensive Income depending upon the type of hedge as further discussed below. The Company classifies cash flows from its derivative programs with the activities that correspond to the underlying hedged items in the Consolidated Statements of Cash Flows.
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
To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allows the Company to hold collateral from, or require the Company to post collateral to counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of the Company's derivatives with credit contingent features in a net liability position was $108 million and $106 million at October 31, 2023 and 2022, respectively, most of which were fully collateralized within two business days.
Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of October 31, 2023 and 2022.
Fair Value Hedges
The Company issues long-term debt in U.S. dollars based on market conditions at the time of financing. The Company may enter into fair value hedges, such as interest rate swaps, to reduce the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest rate which was replaced with SOFR starting in July of fiscal 2023. The swap transactions generally involve principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, the Company may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if it believes a larger proportion of fixed-rate debt would be beneficial. When investing in fixed-rate instruments, the Company may enter into interest rate swaps that convert the fixed interest payments into variable interest payments and may designate these swaps as fair value hedges.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

	As of October 31, 2023					As of October 31, 2022
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$2,500	$—	$—	$—	$151	$2,500	$—	$—	$—	$178
Cash flow hedges:
Foreign currency contracts	8,247	252	104	33	23	7,662	420	246	25	13
Net investment hedges:
Foreign currency contracts	1,972	39	46	34	23	1,883	60	74	12	13
Total derivatives designated as hedging instruments	12,719	291	150	67	197	12,045	480	320	37	204
Derivatives not designated as hedging instruments
Foreign currency contracts	6,786	20	3	23	16	7,780	36	4	53	12
Other derivatives	100	—	—	2	—	95	2	—	1	—
Total derivatives not designated as hedging instruments	6,886	20	3	25	16	7,875	38	4	54	12
Total derivatives	$19,605	$311	$153	$92	$213	$19,920	$518	$324	$91	$216
Offsetting of Derivative Instruments
The Company recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. The Company's derivative instruments are subject to master netting arrangements and collateral security arrangements. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under collateral security agreements. As of October 31, 2023 and 2022, information related to the potential effect of the Company's use of the master netting agreements and collateral security agreements was as follows:

	As of October 31, 2023
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$464	$—	$464	$196	$207	(1)	$61
Derivative liabilities	$305	$—	$305	$196	$103	(2)	$6

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
(2)Represents the collateral posted by the Company in cash or through re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of October 31, 2023, of the $103 million of collateral posted, $56 million was in cash and $47 million was through the re-use of counterparty collateral. As of October 31, 2022, the entire amount of the collateral posted of $113 million was through re-use of counterparty collateral.
The amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying amount of the hedged assets/ (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/ (liabilities)
	As of October 31,		As of October 31,
	2023	2022	2023	2022
	In millions		In millions
Long-term debt	$(2,345)	$(2,317)	$151	$178
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income (“OCI”) were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$(177)	$1,025	$(50)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(76)	99	(33)
Total	$(253)	$1,124	$(83)
As of October 31, 2023, the Company expects to reclassify an estimated net accumulated other comprehensive gain of approximately $71 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Effect of Derivative Instruments on the Consolidated Statements of Earnings
The following table represents pre-tax effect of derivative instruments on total amounts of income and expense line items presented in the Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded:

	Gains (Losses) Recognized in Income
	For the fiscal years ended October 31,
	2023		2022		2021
	Net revenue	Interest and other, net	Net revenue	Interest and other, net	Net revenue	Interest and other, net
	In millions
Total net revenue and interest and other, net	$29,135	$(156)	$28,496	$(188)	$27,784	$(211)
Gains (losses) on derivatives in fair value hedging relationships
Interest rate contracts
Hedged items	—	(27)	—	273	—	125
Derivatives designated as hedging instruments	—	27	—	(273)	—	(125)
Gains (losses) on derivatives in cash flow hedging relationships
Foreign exchange contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	28	(144)	388	590	(81)	(73)
Interest rate contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	—	—	—	—	—	(2)
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	(97)	—	287	—	(68)
Other derivatives	—	(8)	—	(3)	—	6
Total gains (losses)	$28	$(249)	$388	$874	$(81)	$(137)
Note 14: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of October 31,
	2023		2022
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt(1)	$4,022	4.8%	$3,876	3.6%
Commercial paper	679	4.1%	542	0.6%
Notes payable to banks, lines of credit and other	167	4.6%	194	2.7%
Total notes payable and short-term borrowings	$4,868		$4,612

(1)As of October 31, 2023, the Current portion of long-term debt, net of discount and issuance costs, included $1.4 billion associated with the current portion of the Company issued asset-backed debt securities.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Long-Term Debt

	As of October 31,
	2023	2022
	In millions
Hewlett Packard Enterprise Unsecured Senior Notes
$250 issued at premium to par at a price of 100.452% in June 2023 at 5.90%, due October 1, 2024, interest payable semi-annually on April 1 and October 1 of each year	$251	$—
$550 issued at discount to par at a price of 99.887% in June 2023 at 5.25%, due July 1, 2028, interest payable semi-annually on January 1 and July 1 of each year	549	—
$400 issued at discount to par at a price of 99.997% in March 2023 at 6.102%, due April 1, 2026, interest payable semi-annually on April 1 and October 1 of each year	400	—
$1,300 issued at discount to par at a price of 99.934% in March 2023 at 5.90%, due October 1, 2024, interest payable semi-annually on April 1 and October 1 of each year	1,299	—
$1,000 issued at discount to par at a price of 99.883% in July 2020 at 1.45%, due April 1, 2024, interest payable semi-annually on April 1 and October 1 of each year	1,000	1,000
$750 issued at discount to par at a price of 99.820% in July 2020 at 1.75%, due April 1, 2026, interest payable semi-annually on April 1 and October 1 of each year	749	749
$1,250 issued at discount to par at a price of 99.956% in April 2020 at 4.45%, due October 2, 2023, interest payable semi-annually on April 2 and October 2 of each year	—	1,250
$1,000 issued at discount to par at a price of 99.979% in September 2019 at 2.25%, due April 1, 2023, interest payable semi-annually on April 1 and October 1 of each year	—	1,000
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.90%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,499	2,497
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.20%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	750
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
Hewlett Packard Enterprise Asset-Backed Debt Securities
$612 issued in September 2023, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 6.40%, payable monthly from October 2023 with a stated final maturity of July 2031	596	—
$643 issued in March 2023 and April 2023, in five tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.59%, payable monthly from April 2023 with a stated final maturity of April 2028	483	—
$651 issued in October 2022, in five tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.55%, payable monthly from November 2022 with a stated final maturity date of August 2029	393	651
$747 issued in May 2022, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 3.68%, payable monthly from July 2022 with a stated final maturity date of March 2030	367	614
$1,000 issued in January 2022, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.51%, payable monthly from March 2022 with a stated final maturity date of November 2029	391	712
$753 issued in June 2021, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.58%, payable monthly from August 2021 with a stated final maturity date of March 2029	147	362
$1,000 issued in March 2021, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.49%, payable monthly from April 2021 with a stated final maturity date of March 2031	102	354
$1,000 issued in June 2020, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.19%, payable monthly from August 2020 with a stated final maturity date of July 2030	—	151
$755 issued in February 2020 of in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.87%, payable monthly from April 2020 with a stated final maturity date of February 2030	—	88
Other, including finance lease obligations, at 1.1%-6.3%, due in calendar years 2023-2030(1)	215	261
Fair value adjustment related to hedged debt	(151)	(178)
Unamortized debt issuance costs	(30)	(31)
Less: current portion	(4,022)	(3,876)
Total long-term debt	$7,487	$7,853

(1)Other, including finance lease obligations included $36 million and $86 million as of October 31, 2023 and 2022, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related finance and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Interest expense on borrowings recognized in the Consolidated Statements of Earnings was as follows:

		For the fiscal years ended October 31,
	Location	2023	2022	2021
		In millions
Financing interest	Financing cost	$383	$211	$212
Interest expense	Interest and other, net	326	260	289
Total interest expense		$709	$471	$501
As disclosed in Note 13, “Financial Instruments,” the Company used interest rate swaps to mitigate the exposure of its fixed rate debt to changes in fair value resulting from changes in interest rates, or hedge the variability of cash flows in the interest payments associated with its variable-rate debt. Interest rates on long-term debt in the table above have not been adjusted to reflect the impact of any interest rate swaps.
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, “the Parent Programs,” and a wholly-owned subsidiary maintains a third program. The Parent Program in the U.S. provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. The Parent Program outside the U.S. provides for the issuance of commercial paper denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of October 31, 2023 and 2022, no borrowings were outstanding under the Parent Programs. As of October 31, 2023 and 2022, $679 million and $542 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
The Company maintains a senior unsecured revolving credit facility that was entered into in December 2021, with an aggregate lending commitment of $4.75 billion for a period of five years. As of October 31, 2023 and 2022, no borrowings were outstanding under either credit facility.
Uncommitted Credit facility
On September 21, 2023, the Company entered into a five-year agreement with Societe Generale for an uncommitted short-term cash advance facility in the principal amount of up to $500 million. As of October 31, 2023, no borrowings were outstanding under this credit facility.
Future Maturities of Borrowings
As of October 31, 2023, aggregate future maturities of the Company's borrowings at face value (excluding a fair value adjustment related to hedged debt of $151 million, a net discount of $4 million and unamortized debt issuance costs of $30 million), including finance lease obligations were as follows:

Fiscal year	In millions
2024	$4,030
2025	3,486
2026	1,351
2027	9
2028	557
Thereafter	2,261
Total	$11,694

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 15: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2023 and changes during fiscal 2023 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$(1)	$109	$(2,596)	$(610)	$(3,098)
Other comprehensive income (loss) before reclassifications	1	(177)	(99)	(32)	(307)
Reclassifications of losses into earnings	—	116	147	—	263
Tax benefit	—	13	41	4	58
Balance at end of period	$—	$61	$(2,507)	$(638)	$(3,084)
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2022 and changes during fiscal 2022 were as follows:

	Net unrealized losses on available-for-sale securities	Net unrealized gains on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$15	$81	$(2,545)	$(466)	$(2,915)
Other comprehensive (loss) income before reclassifications	(16)	1025	(315)	(146)	548
Reclassifications of (gains) losses into earnings	—	(978)	160	—	(818)
Tax (provision) benefit	—	(19)	104	2	87
Balance at end of period	$(1)	$109	$(2,596)	$(610)	$(3,098)
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2021 and changes during fiscal 2021 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$18	$(7)	$(3,473)	$(477)	$(3,939)
Other comprehensive (loss) income before reclassifications	(3)	(50)	763	16	726
Reclassifications of losses into earnings	—	156	285	—	441
Tax provision	—	(18)	(120)	(5)	(143)
Balance at end of period	$15	$81	$(2,545)	$(466)	$(2,915)
Dividends
The stockholders of HPE common stock are entitled to receive dividends when and as declared by HPE's Board of Directors. Dividends declared were $0.48 per common share in both fiscal 2023 and 2022.
On November 28, 2023, the Company declared a regular cash dividend of $0.13 per share on the Company's common stock, payable on January 11, 2024, to the stockholders of record as of the close of business on December 13, 2023.
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
In fiscal 2023, the Company repurchased and settled a total of 27.2 million shares under its share repurchase program through open market repurchases, which included 0.3 million shares that were unsettled open market repurchases as of October 31, 2022. Additionally, the Company had unsettled open market repurchases of 0.2 million shares as of October 31, 2023. Shares repurchased during the fiscal 2023 were recorded as a $0.4 billion reduction to stockholders' equity. As of October 31, 2023, the Company had a remaining authorization of approximately $1.0 billion for future share repurchases.
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
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions, except per share amounts
Numerator:
Net earnings	$2,025	$868	$3,427
Denominator:
Weighted-average shares used to compute basic net EPS	1,299	1,303	1,309
Dilutive effect of employee stock plans	17	19	21
Weighted-average shares used to compute diluted net EPS	1,316	1,322	1,330
Net earnings per share:
Basic	$1.56	$0.67	$2.62
Diluted	$1.54	$0.66	$2.58
Anti-dilutive weighted-average stock awards(1)	—	2	6

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 17: Litigation and Contingencies
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the “Separation and Distribution Agreement”) entered into in connection with Hewlett Packard Enterprise’s spin-off from HP Inc. (formerly known as “Hewlett-Packard Company”) (the “Separation”), Hewlett Packard Enterprise and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of October 31, 2023, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Litigation, Proceedings and Investigations
Ross and Rogus v. Hewlett Packard Enterprise Company. On November 8, 2018, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara alleging that HPE pays its California-based female employees “systemically lower compensation” than HPE pays male employees performing substantially similar work. The complaint alleges various California state law claims, including California’s Equal Pay Act, Fair Employment and Housing Act, and Unfair Competition Law, and seeks certification of a California-only class of female employees employed in certain “Covered Positions.” The parties subsequently reached an agreement to resolve this class action. The terms of the settlement are reflected in Plaintiff’s Motion for Preliminary Approval of Class Action Settlement and Certification of Settlement Class, which was filed with the Court on September 26, 2022. On November 3, 2022, the Court granted Plaintiff’s motion and preliminarily approved the terms of the class settlement, which defines the settlement class as all “[w]omen actively employed in California by Defendant at any point from November 1, 2015, through the date of Preliminary Approval” who were employed in a covered job code. The settlement class excludes certain individuals, including those who previously executed an arbitration agreement with HPE or an agreement that resulted in a release or waiver of claims. On April 28, 2023, the Court granted Plaintiffs’ Motion for Final Approval of the Class Action Settlement and Certification of the Settlement Class. The Court has scheduled a compliance hearing for February 8, 2024, to assess the distribution of the settlement fund to the class members and resolve any final issues.
India Directorate of Revenue Intelligence Proceedings.  On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the “DRI”) issued notices to Hewlett-Packard India Sales Private Ltd (“HP India”), a subsidiary of HP Inc., seven HP India employees and one former HP India employee alleging that HP India underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties.
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
HP India filed appeals of the Commissioner’s orders before the Customs Tribunal. The Customs Department filed cross-appeals before the Customs Tribunal. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to return the matter to the Commissioner on procedural grounds. The hearings before the Customs Tribunal were subsequently delayed, have been postponed on several occasions since 2014, and have not yet been rescheduled.
ECT Proceedings. In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos (“ECT”), notified a former subsidiary of HP Inc. in Brazil (“HP Brazil”) that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ECT’s decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case, which was denied. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. HP Brazil expects a resolution of the decision on the merits to take several years.
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Enterprise (collectively, “Defendants”) alleging Defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of individuals aged 40 years and older who had their employment terminated by an HP entity pursuant to a work force reduction (“WFR”) plan. Plaintiffs also seek to certify a class under California law consisting of all persons 40 years or older employed by Defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On April 14, 2021, Plaintiffs’ Motion for Conditional Class Certification was granted. The conditionally certified collective action consists of all individuals who had their employment terminated by Defendants pursuant to a WFR Plan on or after November 1, 2015, and who were 40 years or older at the time of such termination. The collective action excludes all individuals who signed a Waiver and General Release Agreement or an Agreement to Arbitrate Claims. The parties have reached an agreement to resolve this matter. Plaintiffs filed a Motion for Preliminary Approval of the Class Action and Collective Action Settlement on September 21, 2023. On November 3, 2023, the Court issued an order granting preliminary approval to the Class Action and Collective Action Settlement. The Court has scheduled a Fairness Hearing to address the parties’ Motion for Final Approval for March 28, 2024.
Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company (Terix copyright matter). On March 22, 2016, Oracle filed a complaint against HPE in the United States District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition. Oracle’s claims arise out of HPE's prior use of a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle contends that in connection with HPE's use of Terix as a subcontractor for certain customers of HPE's multivendor support business, Oracle’s copyrights were infringed, and HPE is liable for vicarious and contributory infringement and related claims. Trial began on May 23, 2022. On June 15, 2022, the jury returned its verdict, awarding $30 million in compensatory damages to Oracle and rejecting Oracle’s request for punitive damages. The parties have since reached an agreement to resolve this dispute. Pursuant to the terms of the settlement, the case has been dismissed and the matter is closed.
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
Environmental
The Company's operations and products are or may in the future become subject to various federal, state, local and foreign laws and regulations concerning the environment, including laws addressing the discharge of pollutants into the air and water; supply chain due diligence, and sustainability, environment, and emissions-related reporting; the management, movement, and disposal of hazardous substances and wastes; the clean-up of contaminated sites; product compliance and safety; the energy consumption of products, services, and operations; and the operational or financial responsibility for recycling, treatment, and disposal of those products. This includes legislation that makes producers of electrical goods, including servers and networking equipment, subject to certain repairability requirements or financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products (sometimes referred to as “product take-back legislation”). The Company could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws, including those

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
related to addressing climate change and other environmental related issues, or if its products become non-compliant with such environmental laws. The Company's potential exposure includes impacts on revenue, fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean-up costs. The amount and timing of costs to comply with environmental laws are difficult to predict.
In particular, the Company may become a party to, or otherwise involved in, proceedings brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), known as “Superfund,” or other federal, state or foreign laws and regulations addressing the clean-up of contaminated sites, and may become a party to, or otherwise involved in, proceedings brought by private parties for contribution towards clean-up costs. The Company is also contractually obligated to make financial contributions to address actions related to certain environmental liabilities, both ongoing and arising in the future, pursuant to its Separation and Distribution Agreement with HP Inc.
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
Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. The Company also provides indemnifications to certain vendors and customers against claims of intellectual property infringement made by third parties arising from the use by such vendors and customers of the Company's software products and support services and certain other matters. Some indemnifications may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.
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
Tax Matters Agreement with DXC/Micro Focus and Other Income Tax Matters
In connection with the Everett Transaction and the Seattle Transaction, the Company entered into a Tax Matters Agreement with DXC and Micro Focus respectively (the “DXC Tax Matters Agreement” and the “Micro Focus Tax Matters Agreement”). The DXC Tax Matters Agreement and the Micro Focus Tax Matters Agreement govern the rights and obligations of the Company and DXC/Micro Focus for certain pre-divestiture tax liabilities and tax receivables. The DXC Tax Matters Agreement and the Micro Focus Tax Matters Agreement generally provide that the Company will be responsible for pre-divestiture tax liabilities and will be entitled to pre-divestiture tax receivables that arise from adjustments made by tax authorities to the Company's and DXC's, or Micro Focus', as applicable, U.S. and certain non-U.S. tax returns. In certain

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
jurisdictions, the Company and DXC/Micro Focus have joint and several liability for past tax liabilities and accordingly, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.
In addition, if the distribution of Everett's or Seattle's common shares to Hewlett Packard Enterprise's stockholders is determined to be taxable, the Company would generally bear the tax liability, unless the taxability of the distribution is the direct result of actions taken by DXC/Micro Focus, in which case DXC/Micro Focus would be responsible for any taxes imposed on the distribution.
As of October 31, 2023 and 2022, the Company's receivable and payable balances related to indemnified litigation matters and other contingencies, and income tax-related indemnification covered by these agreements were as follows:

	As of October 31,
	2023	2022
	In millions
Litigation Matters and Other Contingencies
Receivable	$42	$47
Payable	48	50
Income Tax-Related Indemnification(1)
Net indemnification receivable - long-term	31	7
Net indemnification receivable - short-term	$11	$11

(1)The actual amount that the Company may receive or pay could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.
Warranties
The Company's aggregate product warranty liabilities and changes therein were as follows:

	For the fiscal years ended October 31,
	2023	2022
	In millions
Balance at beginning of year	$360	$327
Charges	184	238
Adjustments related to pre-existing warranties	(18)	(2)
Settlements made	(208)	(203)
Balance at end of year(1)	$318	$360

(1)The Company included the current portion in Other accrued liabilities, and amounts due after one year in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Note 19: Commitments
Unconditional Purchase Obligations
As of October 31, 2023, the Company had unconditional purchase obligations of approximately $1.6 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction, as well as settlements that the Company has reached with third parties, requiring it to pay determined amounts over a specified period of time. These unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty. The Company expects the commitments to total $580 million, $293 million, $317 million, $310 million, $46 million, and $5 million for fiscal years 2024, 2025, 2026, 2027, 2028 and thereafter, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 20: Equity Method Investments
The Company includes investments which are accounted for using the equity method, under Investments in equity interests on the Company's Consolidated Balance Sheets. As of October 31, 2023 and 2022, the Company's Investments in equity interests was $2.2 billion and primarily related to a 49% equity interest in H3C Technologies Co., Limited (“H3C”).
Pursuant to the Shareholders' Agreement among the Company’s relevant subsidiaries, Unisplendour International Technology Limited (“UNIS”), and H3C dated as of May 1, 2016, as amended from time to time, and most recently on October 28, 2022, the Company delivered a notice to UNIS on December 30, 2022, to exercise its right to put to UNIS, for cash consideration, all of the H3C shares held by the Company, which represent 49% of the total issued share capital of H3C. On May 26, 2023, the Company’s relevant subsidiaries entered into a Put Share Purchase Agreement with UNIS, whereby UNIS has agreed to purchase all of the H3C shares held by the Company, through its subsidiaries, for total pre-tax cash consideration of $3.5 billion. The disposition remains subject to obtaining required regulatory approvals and completion of certain conditions necessary for closing.
For the periods presented, the Company recorded its interest in the net earnings of H3C, prepared in accordance with U.S. GAAP on a one-month lag, along with an adjustment to eliminate unrealized profits on intra-entity sales, and the amortization of basis difference, within Earnings from equity interests in the Consolidated Statements of Earnings.
The difference between the sale date carrying value of the Company's investment in H3C and its proportionate share of the net assets fair value of H3C, created a basis difference of $2.5 billion, which was allocated as follows:

In millions
Equity method goodwill	$1,674
Intangible assets	749
In-process research and development	188
Deferred tax liabilities	(152)
Other	75
Basis difference	$2,534
The Company amortizes the basis difference over the estimated useful lives of the assets that gave rise to this difference. The weighted-average life of the H3C intangible assets is five years and is being amortized using the straight-line method. As of October 31, 2023, the difference between the cost of the investment and the underlying equity in the net assets of the investment is $1,677 million. As of October 31, 2023 and 2022, the Company determined that no impairment of its equity method investments existed.
Earnings from equity interests
The Company recorded earnings from equity interests of $245 million, $215 million and $180 million in fiscal 2023, 2022 and 2021, respectively, in the Consolidated Statements of Earnings, the components of which are as follows:

	For the fiscal years ended October 31,
	2023	2022	2021
	In millions
Earnings from equity interests, net of taxes(1)	$242	$270	$292
Basis difference amortization	(9)	(45)	(109)
Adjustment of profit on intra-entity sales	12	(10)	(3)
Earnings from equity interests	$245	$215	$180

(1)     For fiscal 2023, earnings (loss) from equity interests, net of taxes include $244 million, which reflected the Company’s portion of intangible asset impairment charges of $(8) million, from H3C and $(2) million from other venture investments. For fiscal 2022, and 2021 earnings (loss) from equity interests, net of taxes included $275 million and $260 million from H3C and $(5) million and $32 million from other venture investments, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
For fiscal 2023 and 2022, the Company received a cash dividend of $200 million and $197 million, respectively, from H3C. This amount was accounted for as a return on investment and reflected as a reduction in the carrying balance of the Company's Investments in equity interests in its Consolidated Balance Sheets.
The Company also has commercial arrangements with H3C to buy and sell HPE branded servers, storage and networking products and services. For fiscal 2023, 2022 and 2021, HPE recorded approximately $383 million, $848 million and $794 million of sales to H3C and $125 million, $148 million and $150 million of purchases from H3C, respectively. Payables due to H3C as of October 31, 2023 and 2022 were approximately $10 million and $22 million, respectively. Receivables due from H3C as of October 31, 2023 and 2022 were approximately $12 million and $18 million, respectively.
A summary of H3C’s statements of operations for the twelve-month periods ended September 30, 2023, 2022 and 2021 and balance sheets as of September 30, 2023 and 2022 are as follows:

	For the twelve months ended September 30,
	2023	2022	2021
Statement of Operations:	In millions
Revenue	$7,161	$7,633	$6,377
Gross profit	1,790	2,014	1,676
Net income	$498	$561	$530

	As of September 30,
	2023	2022
Balance Sheets:	In millions
Current assets	$5,073	$4,341
Non-current assets	677	631
Current liabilities	4,052	3,299
Non-current liabilities	$489	$203

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 9B. Other Information.
Trading Plans
During the fiscal quarter ended October 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Exchange Act Section 13(r) Disclosure
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

For a summary of our revenue recognition policies, see “Revenue Recognition” described in Note 1, “Overview and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of Part II.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The names of the executive officers of Hewlett Packard Enterprise and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.
The following information will be included in Hewlett Packard Enterprise's Proxy Statement related to its 2024 Annual Meeting of Stockholders to be filed within 120 days after Hewlett Packard Enterprise's fiscal year end of October 31, 2023 (the “Proxy Statement”) and is incorporated herein by reference:
•Information regarding (i) directors of Hewlett Packard Enterprise, including those who are standing for reelection and any persons nominated to become directors of Hewlett Packard Enterprise and (ii) any family relationships between any director, executive officer, or person nominated to become a director or executive officer, is set forth under “Our Board—Board Leadership Structure” and/or “Proposals to be Voted On—Proposal No. 1—Election of Directors.”
•Information regarding Hewlett Packard Enterprise's Audit Committee and designated “audit committee financial experts” is set forth under “Our Board—Committees of the Board—Audit Committee.”
•Information regarding Hewlett Packard Enterprise's code of business conduct and ethics for directors, officers and employees, also known as the “Standards of Business Conduct,” and on Hewlett Packard Enterprise's Corporate Governance Guidelines is set forth under “Governance—Governance Documents.”
•Information regarding Hewlett Packard Enterprise's Audit Committee is set forth under “Our Board—Committees of the Board—Audit Committee” and “Audit-Related Matters—Audit Committee Overview.”
ITEM 11. Executive Compensation.
The following information will be included in the Proxy Statement and is incorporated herein by reference:
•Information regarding Hewlett Packard Enterprise's compensation of its named executive officers is set forth under “Executive Compensation.”
•Information regarding Hewlett Packard Enterprise's compensation of its directors is set forth under “Our Board—Director Compensation and Stock Ownership Guidelines.”
•Information regarding compensation committee interlocks and insider participation is set forth under “Our Board—Committees of the Board—Compensation—HR and Compensation Committee—Compensation Committee Interlocks and Insider Participation.”
•The report of Hewlett Packard Enterprise's HR and Compensation Committee is set forth under “Executive Compensation—HRC Committee Report on Executive Compensation.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following information will be included in the Proxy Statement and is incorporated herein by reference:
•Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Governance—Stock Ownership Information—Common Stock Ownership of Certain Beneficial Owners and Management.”
•Information regarding Hewlett Packard Enterprise's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The following information will be included in the Proxy Statement and is incorporated herein by reference:
•Information regarding transactions with related persons is set forth under “Governance—Related Persons Transactions Policies and Procedures.”
•Information regarding director independence is set forth under “Governance—Director Independence.”
ITEM 14. Principal Accounting Fees and Services.
Information regarding principal accounting fees and services will be set forth under “Proposals to be Voted On—Proposal No. 2—Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” and “Audit-Related Matters—Report of the Audit Committee of the Board of Directors” in the Proxy Statement, which information is incorporated herein by reference.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this report:
1. All Financial Statements:
The following financial statements are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”
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
Hewlett Packard Enterprise Company
Attn: Investor Relations
1701 E. Mossy Oaks Road
Spring, Texas 77389

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc., and Nimble Storage, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.16	Employee Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation,	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.18	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Canopy Merger Sub, Inc., and Cray Inc.	8-K	001-37483	2.1	May 17, 2019
2.27	Agreement and Plan of Merger, dated as of July 11, 2020, by and among Hewlett Packard Enterprise Company, Santorini Merger Sub, Inc., Silver Peak Systems, Inc., and certain other parties thereto	8-K	001-37483	2.1	July 13, 2020
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Second Amended and Restated Bylaws effective September 27, 2023	8-K	001-37483	3.1	September 28, 2023
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.3	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.4	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.5	Seventeenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.450% notes due 2024	8-K	001-37483	4.2	July 17, 2020
4.6	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.7	Nineteenth Supplemental Indenture, dated as of March 21, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.900% notes due 2024	8-K	001-37483	4.2	March 21, 2023
4.8	Twentieth Supplemental Indenture, dated as of March 21, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 6.102% notes due 2026	8-K	001-37483	4.3	March 21, 2023
4.9	Twenty-First Supplemental Indenture, dated as of June 14, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.250% notes due 2028	8-K	001-37483	4.3	June 14, 2023
4.10	Registration Rights Agreement, dated as of October 9, 2015, by and among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.11	Form of Subordinated Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.12	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934‡
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022
10.4	Amendment No. 2 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 6, 2023
10.5	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.6	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.7	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.8	Form of Performance-Contingent Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.9	Form of Performance-Adjusted Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.10	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.11	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-216481	4.3	March 6, 2017
10.12	SimpliVity Corporation 2009 Stock Plan*	S-8	333-217438	4.3	April 24, 2017
10.13	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.14	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.15	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.16	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.17	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)	10-Q	001-37483	10.29	September 4, 2018
10.18	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September 4, 2018
10.19	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.20	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.21	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.22	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.23	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.24	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.25	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.3	October 29, 2020
10.26	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.27	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.28	2021 Stock Incentive Plan – Form of Performance-Adjusted Restricted Stock Units Grant Agreement*	10-K	001-37483	10.31	December 10, 2021
10.29	Five-Year Credit Agreement dated as of December 10, 2021 among Hewlett Packard Enterprise Company, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent	10-Q	001-37483	10.33	March 3, 2022
10.30	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2022)*	10-K	001-37483	10.31	December 8, 2022
10.31	2021 Stock Incentive Plan - Form of Non-Employee Director Restricted Stock Units Grant Agreement (for grants beginning April 2023)*	10-Q	001-37483	10.32	June 2, 2023

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.32	OpsRamp, Inc. 2014 Equity Incentive Plan*	10-Q	001-37483	10.33	June 2, 2023
10.33	Put Share Purchase Agreement, dated May 26, 2023, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (portions omitted pursuant to Regulation S-K Item 601(b)(10)(iv))	10-Q	001-37483	10.34	June 2, 2023
10.34	2021 Stock Incentive Plan - Form of Restricted Stock Units Grant Agreement (for grants beginning December 2023)*‡
10.35	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2023)*‡
21	Subsidiaries of Hewlett Packard Enterprise Company‡
23.1	Consent of Independent Registered Public Accounting Firm‡
24	Power of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
97	Hewlett Packard Enterprise Company Dodd-Frank Clawback Policy‡
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments)

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

Date:	December 22, 2023	HEWLETT PACKARD ENTERPRISE COMPANY
		By:	/s/ Jeremy K. Cox
Jeremy K. Cox Senior Vice President, Chief Financial Officer, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeremy K. Cox, John F. Schultz and Rishi Varma, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Antonio F. Neri	President, Chief Executive Officer and Director (Principal Executive Officer)	December 22, 2023
Antonio F. Neri
/s/ Jeremy K. Cox	Senior Vice President, Chief Financial Officer, Corporate Controller, and Chief Tax Officer (Principal Financial and Accounting Officer)	December 22, 2023
Jeremy K. Cox
/s/ Patricia F. Russo	Chairman	December 22, 2023
Patricia F. Russo
/s/ Daniel L. Ammann	Director	December 22, 2023
Daniel L. Ammann
/s/ Pamela L. Carter	Director	December 22, 2023
Pamela L. Carter
/s/ Regina E. Dugan	Director	December 22, 2023
Regina E. Dugan
/s/ Frank A. D’Amelio	Director	December 22, 2023
Frank A. D’Amelio
/s/ Jean M. Hobby	Director	December 22, 2023
Jean M. Hobby
/s/ Raymond J. Lane	Director	December 22, 2023
Raymond J. Lane

/s/ Ann M. Livermore	Director	December 22, 2023
Ann M. Livermore
/s/ Bethany Mayer	Director	December 22, 2023
Bethany Mayer
/s/ Charles H. Noski	Director	December 22, 2023
Charles H. Noski
/s/ Raymond E. Ozzie	Director	December 22, 2023
Raymond E. Ozzie
/s/ Gary M. Reiner	Director	December 22, 2023
Gary M. Reiner