Form 10-Q
period 2024-01-31
Hewlett Packard Enterprise Co
filed 2024-03-05
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2024
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1701 East Mossy Oaks Road,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip code)
(678)			259-9860
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of February 27, 2024 was 1,300 million shares, par value $0.01.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended January 31, 2024

Table of Content

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", “guide”, “optimistic”, "intend", “aim”, "will", "estimates", "may", "could", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any anticipated financial or operational benefits associated with the recent segment realignment; any projections, estimations, or expectations of addressable markets and their sizes, revenue (including annualized revenue run-rate), margins, expenses (including stock-based compensation expenses), investments, effective tax rates, interest rates, the impact of tax law changes and related guidance and regulations, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections or estimations of future orders, including as-a-service orders; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution and consummation of corporate transactions or contemplated acquisitions (including but not limited to our proposed acquisition of Juniper Networks, Inc.) and dispositions (including but not limited to the disposition of H3C shares and the receipt of proceeds therefrom), research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to products or services; any statements concerning technological and market trends, the pace of technological innovation, and adoption of new technologies, including artificial intelligence and products and services offered by Hewlett Packard Enterprise; any statements regarding current or future macroeconomic trends or events and the impacts of those trends and events on Hewlett Packard Enterprise and our financial performance, including but not limited to supply chain, demand for our products and services, and access to liquidity, and our actions to mitigate such impacts on our business; the scope and duration of outbreaks, epidemics, pandemics, or public health crises, and the ongoing conflicts between Russia and Ukraine and in the Middle East, our actions in response thereto, and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any statements regarding future regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, and governance issues; any statements regarding pending investigations, claims, or disputes; any statements of expectation or belief, including those relating to future guidance and the financial performance of Hewlett Packard Enterprise; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise’s businesses; the competitive pressures faced by Hewlett Packard Enterprise’s businesses; risks associated with executing Hewlett Packard Enterprise’s strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to supply chain constraints, the use and development of artificial intelligence, the inflationary environment, the ongoing conflicts between Russia and Ukraine and in the Middle East, and the relationship between China and the U.S.; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including from public health crises, such as pandemics or epidemics, and geopolitical events, such as those mentioned above); the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends (including the desirability of a unified hybrid-cloud offering); the execution of Hewlett Packard Enterprise’s transformation and mix shift of its portfolio of offerings; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from macroeconomic or geopolitical events, such as those mentioned above, the prospect of a shutdown of the U.S. federal government; the hiring and retention of key employees; the execution, integration, consummation, and other risks associated with business combination, disposition, and investment transactions, including but not limited to the risks associated with the completion of our proposed acquisition of Juniper Networks, Inc. and our ability to integrate and implement our plans, forecasts, and other expectations with respect to the consolidated business; the impact of changes to privacy, cybersecurity, environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims, and disputes; the impacts of tax law changes and related guidance or regulations; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2023 and that are otherwise described or updated from time to time in Hewlett Packard

Table of Content

Enterprise's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	For the three months ended January 31,
	2024	2023
	In millions, except per share amounts
Net Revenue:
Products	$3,956	$5,114
Services	2,643	2,572
Financing income	156	123
Total net revenue	6,755	7,809
Costs and Expenses:
Cost of products	2,543	3,460
Cost of services	1,636	1,613
Financing cost	119	78
Research and development	582	623
Selling, general and administrative	1,216	1,257
Amortization of intangible assets	71	73
Transformation costs	20	102
Disaster charges	—	1
Acquisition, disposition and other related charges	43	11
Total costs and expenses	6,230	7,218
Earnings from operations	525	591
Interest and other, net	(88)	(26)
Earnings from equity interests	46	58
Earnings before provision for taxes	483	623
Provision for taxes	(96)	(122)
Net earnings	$387	$501
Net Earnings Per Share:
Basic	$0.30	$0.39
Diluted	$0.29	$0.38
Weighted-average Shares Used to Compute Net Earnings Per Share:
Basic	1,301	1,298
Diluted	1,316	1,315

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended January 31,
	2024	2023
	In millions
Net earnings	$387	$501
Other Comprehensive Loss Before Taxes
Change in Net Unrealized Gains on Available-for-sale Securities:
Net unrealized gains arising during the period	6	5
	6	5
Change in Net Unrealized Losses on Cash Flow Hedges:
Net unrealized losses arising during the period	(204)	(518)
Net losses reclassified into earnings	114	247
	(90)	(271)
Change in Unrealized Components of Defined Benefit Plans:
Amortization of net actuarial loss and prior service benefit	34	35
	34	35
Change in Cumulative Translation Adjustment	13	20
Other Comprehensive Loss Before Taxes	(37)	(211)
Benefit for Taxes	13	53
Other Comprehensive Loss, Net of Taxes	(24)	(158)
Comprehensive Income	$363	$343

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	January 31, 2024	October 31, 2023
	(Unaudited)	(Audited)
	In millions, except par value
ASSETS
Current Assets:
Cash and cash equivalents	$3,758	$4,270
Accounts receivable, net of allowances	3,781	3,481
Financing receivables, net of allowances	3,629	3,543
Inventory	6,049	4,607
Other current assets	3,027	3,047
Total current assets	20,244	18,948
Property, plant and equipment, net	5,997	5,989
Long-term financing receivables and other assets	11,542	11,377
Investments in equity interests	2,249	2,197
Goodwill	17,988	17,988
Intangible assets	582	654
Total assets	$58,602	$57,153
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and short-term borrowings	$4,957	$4,868
Accounts payable	8,125	7,136
Employee compensation and benefits	1,027	1,724
Taxes on earnings	182	155
Deferred revenue	3,718	3,658
Accrued restructuring	121	180
Other accrued liabilities	4,505	4,161
Total current liabilities	22,635	21,882
Long-term debt	7,840	7,487
Other non-current liabilities	6,659	6,546
Commitments and Contingencies
Stockholders' Equity
HPE Stockholders' Equity:
Common stock, $0.01 par value (9,600 shares authorized; 1,300 and 1,283 shares issued and outstanding as of January 31, 2024 and October 31, 2023, respectively)	13	13
Additional paid-in capital	28,239	28,199
Accumulated deficit	(3,728)	(3,946)
Accumulated other comprehensive loss	(3,108)	(3,084)
Total HPE stockholders' equity	21,416	21,182
Non-controlling interests	52	56
Total stockholders' equity	21,468	21,238
Total liabilities and stockholders' equity	$58,602	$57,153
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended January 31,
	2024	2023
	In millions
Cash Flows from Operating Activities:
Net earnings	$387	$501
Adjustments to Reconcile Net Earnings to Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	657	656
Stock-based compensation expense	141	140
Provision for inventory and credit losses	32	45
Restructuring charges	7	72
Deferred taxes on earnings	(22)	20
Earnings from equity interests	(46)	(58)
Other, net	72	(60)
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Accounts receivable	(310)	(112)
Financing receivables	(190)	(523)
Inventory	(1,461)	495
Accounts payable	1,041	(2,195)
Taxes on earnings	67	46
Restructuring	(78)	(96)
Other assets and liabilities	(233)	240
Net cash provided by (used in) operating activities	64	(829)
Cash Flows from Investing Activities:
Investment in property, plant and equipment	(656)	(794)
Proceeds from sale of property, plant and equipment	96	159
Purchases of investments	(16)	—
Proceeds from maturities and sales of investments	4	4
Financial collateral posted	(439)	(682)
Financial collateral received	271	108
Payments made in connection with business acquisitions, net of cash acquired	—	(32)
Net cash used in investing activities	(740)	(1,237)
Cash Flows from Financing Activities:
Short-term borrowings with original maturities less than 90 days, net	(17)	745
Proceeds from debt, net of issuance costs	859	261
Payment of debt	(515)	(661)
Net payments related to stock-based award activities	(94)	(107)
Repurchase of common stock	(3)	(73)
Cash dividends paid to non-controlling interests, net of contributions	(8)	—
Cash dividends paid to shareholders	(169)	(156)
Net cash provided by financing activities	53	9
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	14	138
Decrease in cash, cash equivalents and restricted cash	(609)	(1,919)
Cash, cash equivalents and restricted cash at beginning of period	4,581	4,763
Cash, cash equivalents and restricted cash at end of period	$3,972	$2,844
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
For the three months ended January 31, 2024	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2023	1,282,630	$13	$28,199	$(3,946)	$(3,084)	$21,182	$56	$21,238
Net earnings				387		387	4	391
Other comprehensive loss					(24)	(24)		(24)
Comprehensive income						363	4	367
Stock-based compensation expense			141			141		141
Tax withholding related to vesting of employee stock plans			(122)			(122)		(122)
Issuance of common stock in connection with employee stock plans and other	17,138		21			21		21
Repurchases of common stock						—		—
Cash dividends declared ($0.13 per share)				(169)		(169)	(8)	(177)
Balance as of January 31, 2024	1,299,768	$13	$28,239	$(3,728)	$(3,108)	$21,416	$52	$21,468

) Represents the impact of the adoption of the accounting standard on the s on financial instruments.

	Common Stock
For the three months ended January 31, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2022	1,281,037	$13	$28,299	$(5,350)	$(3,098)	$19,864	$45	$19,909
Net earnings				501		501	7	508
Other comprehensive loss					(158)	(158)		(158)
Comprehensive income						343	7	350
Stock-based compensation expense			140			140		140
Tax withholding related to vesting of employee stock plans			(134)			(134)		(134)
Issuance of common stock in connection with employee stock plans and other	20,352		24	—		24		24
Repurchases of common stock	(4,505)		(70)			(70)		(70)
Cash dividends declared ($0.12 per share)				(156)		(156)		(156)
Balance as of January 31, 2023	1,296,884	$13	$28,259	$(5,005)	$(3,256)	$20,011	$52	$20,063

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
Basis of Presentation and Consolidation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The Company’s unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated businesses of the Company have been eliminated. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of January 31, 2024 and October 31, 2023, its results of operations for the three months ended January 31, 2024 and 2023, its cash flows for the three months ended January 31, 2024 and 2023, and its statements of stockholders' equity for the three months ended January 31, 2024 and 2023.
The results of operations and the cash flows for the three months ended January 31, 2024 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, as filed with the U.S. Securities and Exchange Commission ("SEC") on December 22, 2023.
Segment Realignment
As previously disclosed, effective as of the beginning of the first quarter of fiscal 2024, in order to align the segment financial reporting more closely with its business structure, the Company established two new reportable segments, Hybrid Cloud and Server. Hybrid Cloud includes the historical Storage segment, HPE GreenLake Flex Solutions (which provides flexible as-a-service IT infrastructure through the HPE GreenLake edge-to-cloud platform and was previously reported under the Compute and the High Performance Computing & Artificial Intelligence ("HPC & AI") segments), Private Cloud, and Software (previously reported under the Corporate Investments and Other segment). The Server segment combines the previously separately reported Compute and HPC & AI segments, with adjustments for certain product lines that are now reported in Hybrid Cloud. Additionally, certain products and services previously reported in the financial results for the HPC & AI segment were moved to be reported in the Hybrid Cloud segment, and the Athonet business and certain components of the Communications and Media Solutions (“CMS”) business, both previously reported in the financial results for Corporate Investments and Other, moved to be reported in the Intelligent Edge segment.
As a result, the Company’s new organizational structure consists of the following segments: (i) Server; (ii) Hybrid Cloud; (iii) Intelligent Edge; (iv) Financial Services; and (v) Corporate Investments and Other. The Company is reporting under this re-aligned segment structure beginning with the results of the first quarter of fiscal 2024 included in this Quarterly Report.
The Company has reflected these changes to its segment information retrospectively to the earliest period presented, which primarily resulted in the realignment of net revenue and operating profit for each of the segments as described above. These changes had no impact on Hewlett Packard Enterprise’s previously reported consolidated net revenue, net earnings, net earnings per share (“EPS”) or total assets.
Significant Accounting Policies
There have been no changes to the Company's significant accounting policies described in Part II, Item 8, Note 1, "Overview and Summary of Significant Accounting Policies," of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Recently Adopted Accounting Pronouncements
In September 2022, FASB issued guidance to enhance the transparency of supplier finance programs. The amendments require the disclosure of sufficient information about the program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The Company adopted this guidance in the first quarter of fiscal 2024 except for the disclosure on the roll forward information, which is effective for fiscal 2025. The Company enters into supplier financing arrangements with external financial institutions. Under these arrangements, suppliers can choose to settle outstanding payment obligations at a discount. The Company holds no economic interest in suppliers' participation, nor does it provide guarantees or pledge assets under these arrangements. Invoices are settled with the financial institutions based on the original supplier payment terms. These arrangements do not alter the Company's rights and obligations towards suppliers, including scheduled payment terms. Liabilities associated with the funded participation in these arrangements, as presented within Accounts Payable on the Condensed Consolidated Balance Sheets, amounted to $387 million, and $295 million as of January 31, 2024 and October 31, 2023, respectively.
Recently Enacted Accounting Pronouncements
Although there are new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that the Company will adopt, as applicable, the Company does not believe any of these accounting pronouncements will have a material impact on its Condensed Consolidated Financial Statements.
In December 2023, the FASB issued guidance to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company is required to adopt the guidance in the first quarter of fiscal 2026, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Condensed Consolidated Financial Statements.
In November 2023, the FASB issued guidance to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance in the first quarter of fiscal 2025, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Condensed Consolidated Financial Statements.
In March 2023, the FASB issued a guidance which amends certain provisions of ASC 842 that apply to arrangements between related parties under common control. It requires that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group as long as the lessee controls the use of the underlying asset through a lease. In addition, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The Company is required to adopt the guidance in the first quarter of fiscal 2025, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Condensed Consolidated Financial Statements.
Note 2: Segment Information
Hewlett Packard Enterprise's operations are organized into five segments for financial reporting purposes: Server, Hybrid Cloud, Intelligent Edge, Financial Services ("FS"), and Corporate Investments and Other. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer, uses to evaluate, view, and run the Company's business operations, which include, but are not limited to, customer base and homogeneity of products, services and technology. The five segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results. Effective as of the beginning of the first quarter of fiscal 2024, in order to align the Company’s segment financial reporting more closely with its current business structure, the Company realigned its’ reportable segments, see Note 1, "Overview and Summary of Significant Accounting Policies" to the Condensed Consolidated Financial Statements for additional information. A summary description of each segment follows:
Server consists of general-purpose servers for multi-workload computing and workload-optimized servers to deliver the best performance and value for demanding applications, and integrated systems comprised of software and hardware designed to address High-Performance Computing and Supercomputing (including exascale applications), Artificial Intelligence (“AI”), Data Analytics, and Transaction Processing workloads for government and commercial customers globally. This portfolio of products includes our secure and versatile HPE ProLiant Rack and Tower servers; HPE Synergy, a composable infrastructure for traditional and cloud-native applications; HPE Scale Up Servers product lines for critical applications, including large

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
enterprise software applications and data analytics platforms; HPE Edgeline servers; HPE Cray EX; HPE Cray XD (formerly known as HPE Apollo); and HPE NonStop. Server offerings also include operational and support services sold with systems and as standalone services.
Hybrid Cloud offers a wide variety of cloud-native and hybrid solutions across storage, private cloud and the infrastructure software-as-a-service space. Storage includes data storage and data management offerings with the HPE Alletra Storage portfolio; unstructured data solutions and analytics for AI; data protection and archiving; and storage networking. It also includes AIOps-driven intelligence with HPE InfoSight and HPE CloudPhysics. In private cloud, our HPE GreenLake offerings include new cloud-native offerings and capabilities for virtual machines, containers, and bare metal; a full suite of private cloud offerings that enable customers to self-manage or choose a fully managed experience; and a portfolio of world-class AI infrastructure delivered as-a-service. This segment also provides self-service private cloud on-demand with HPE GreenLake for Private Cloud Business Edition. Infrastructure software includes monitoring and observability for day two operations and beyond through our acquisition of OpsRamp and unified data access through our HPE Ezmeral Data Fabric and analytics suite, which helps move and transform data for use in AI and other applications. Hybrid Cloud segment also includes data lifecycle management and protection through our suite of offerings, including Zerto Disaster Recovery.
Intelligent Edge offers wired and wireless local area networks, campus, branch, and data center switching, software-defined wide-area-networks, private and public cellular network software, network security, and associated services that enable secure connectivity for businesses of any size. The HPE Aruba Networking product portfolio includes hardware products such as Wi-Fi access points, switches, and gateways. The HPE Aruba Networking software and services portfolio includes cloud-based management, network management, network access control, software-defined wide-area networking, network security, analytics and assurance, location services software, private and public cellular core software, and professional and support services, as well as as-a-service and consumption models through the HPE GreenLake edge-to-cloud platform for the Intelligent Edge portfolio of products. Intelligent Edge offerings are consolidated in the edge service platform, which takes a cloud-native approach that provides customers with a unified framework to meet their connectivity, security, and financial needs across campus, branch, data center, and remote worker environments.
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
Corporate Investments and Other includes the Advisory and Professional Services ("A & PS") business, which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities; CMS, which primarily offers software and related services to the telecommunications industry; and Hewlett Packard Labs, which is responsible for research and development.
Segment Policy
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, transformation costs, disaster recovery/charges, and acquisition, disposition and other related charges. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by our CODM.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Segment Operating Results
Segment net revenue and operating results were as follows:

	Server	Hybrid Cloud	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Three months ended January 31, 2024:
Net revenue	$3,246	$1,206	$1,193	$872	$238	$6,755
Intersegment net revenue	106	42	8	1	—	157
Total segment net revenue	$3,352	$1,248	$1,201	$873	$238	$6,912
Segment earnings (loss) from operations	$383	$47	$353	$74	$(10)	$847
Three months ended January 31, 2023:
Net revenue	$4,184	$1,361	$1,163	$867	$234	$7,809
Intersegment net revenue	148	23	6	6	—	183
Total segment net revenue	$4,332	$1,384	$1,169	$873	$234	$7,992
Segment earnings (loss) from operations	$678	$80	$227	$63	$(22)	$1,026

    The reconciliation of segment operating results to Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended January 31,
	2024	2023
	In millions
Net Revenue:
Total segments	$6,912	$7,992
Eliminations of intersegment net revenue	(157)	(183)
Total consolidated net revenue	$6,755	$7,809
Earnings Before Taxes:
Total segment earnings from operations	$847	$1,026
Unallocated corporate costs and eliminations	(72)	(108)
Stock-based compensation expense	(141)	(140)
Amortization of intangible assets	(71)	(73)
Transformation costs	(20)	(102)
Disaster recovery (charges)	25	(1)
Acquisition, disposition and other related charges	(43)	(11)
Interest and other, net	(88)	(26)
Earnings from equity interests	46	58
Total earnings before provision for taxes	$483	$623

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Geographic Information
Net revenue by geographic region was as follows:

	For the three months ended January 31,
	2024	2023
	In millions
Americas:
United States	$2,294	$2,885
Americas excluding U.S.	507	569
Total Americas	2,801	3,454
Europe, Middle East and Africa	2,434	2,680
Asia Pacific and Japan	1,520	1,675
Total consolidated net revenue	$6,755	$7,809
Note 3: Transformation Programs
Transformation programs are comprised of the Cost Optimization and Prioritization Plan and the HPE Next Plan. During the third quarter of fiscal 2020, the Company launched the Cost Optimization and Prioritization Plan, which focuses on realigning the workforce to areas of growth, real estate strategies, and simplifying and evolving our product portfolio strategy. The transformation costs predominantly related to labor restructuring, non-labor restructuring, IT investments, design and execution charges and real estate initiatives. The primary elements of the Cost Optimization and Prioritization Plan have been substantially completed by the end of fiscal 2023.
During the third quarter of fiscal 2017, the Company launched the HPE Next Plan to put in place a purpose-built company designed to compete and win in the markets where it participates. Through this program, the Company has been simplifying the operating model, and streamlining its offerings, business processes and business systems to improve its strategy execution. The primary elements of the HPE Next Plan have been substantially completed by the end of fiscal 2023.
Cost Optimization and Prioritization Plan
The components of transformation costs relating to the Cost Optimization and Prioritization Plan were as follows:

	For the three months ended January 31,
	2024	2023
	In millions
Program management	$1	$1
IT costs	4	8
Restructuring charges	8	71
Total	$13	$80
HPE Next Plan
The components of transformation costs relating to HPE Next Plan were as follows:

	For the three months ended January 31,
	2024	2023
	In millions
IT costs	9	21
Restructuring (credits) charges	(1)	1
Total	$8	$22

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Restructuring Plan
Restructuring activities related to the Company's employees and infrastructure under the Cost Optimization and Prioritization Plan and HPE Next Plan are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2023	$152	$127	$6	$27
Charges (credits)	10	(2)	—	(1)
Cash payments	(64)	(12)	(1)	(1)
Non-cash items	1	1	1	(1)
Liability as of January 31, 2024	$99	$114	$6	$24
Total costs incurred to date, as of January 31, 2024	$803	$559	$1,267	$270
Total expected costs to be incurred as of January 31, 2024	$820	$560	$1,267	$270
The current restructuring liability related to the transformation programs, reported in the Condensed Consolidated Balance Sheets as of January 31, 2024 and October 31, 2023, was $121 million and $180 million, respectively, in accrued restructuring, and $20 million and $22 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of January 31, 2024 and October 31, 2023, was $102 million and $110 million, respectively.
Note 4: Retirement Benefit Plans
The Company's net pension benefit cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended January 31,
	2024	2023
	In millions
Service cost	$12	$13
Interest cost(1)	101	93
Expected return on plan assets(1)	(136)	(130)
Amortization and Deferrals(1):
Actuarial loss	37	39
Prior service benefit	(2)	(3)
Net periodic benefit cost	12	12
Settlement loss and special termination benefits(1)	1	—
Total net benefit cost	$13	$12

(1)These non-service components were included in Interest and other, net in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
For the three months ended January 31, 2024 and 2023, the Company recorded income tax expense of $96 million and $122 million, respectively, which reflects an effective tax rate of 19.9% and 19.6%, respectively. The effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
For the three months ended January 31, 2024, the Company recorded immaterial net income tax charges related to various items discrete to the period.
For the three months ended January 31, 2023, the Company recorded $11 million of net income tax benefits related to various items discrete to the period. The amount primarily included $22 million of net income tax benefits related to transformation costs, and acquisition, disposition and other related charges and $13 million of net excess tax benefits related to stock-based compensation, partially offset by $23 million of net income tax charges related to tax audit settlements and changes in uncertain tax positions.
Uncertain Tax Positions
As of January 31, 2024 and October 31, 2023, the amount of unrecognized tax benefits was $674 million and $672 million, respectively, of which up to $372 million and $354 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods.
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in Provision for taxes in the Condensed Consolidated Statements of Earnings. As of January 31, 2024 and October 31, 2023, the Company had accrued $57 million and $56 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. The Company is no longer subject to U.S. federal tax audits for years prior to 2017. The IRS is conducting audits of the Company's fiscal 2017 through 2022 U.S. federal income tax returns. During the fourth quarter of fiscal 2023, the IRS issued notices of proposed adjustments (“NOPAs”) for 2017, 2018, and 2019 relating to HPE’s intercompany transfer pricing. During the fiscal quarter, the IRS issued a Revenue Agent Report (“RAR”) finalizing their position on the NOPAs for the same issues and same fiscal years. The IRS is seeking to increase taxable income across the three fiscal years by $904 million. As of the balance sheet date, HPE has sufficient tax credit carryforwards to offset any incremental tax liability from the adjustments in the RAR. However, HPE disagrees with the IRS’ adjustments and believes the positions taken on its tax returns are more likely than not to prevail on technical merits, and the Company will defend these positions through the IRS administrative processes, as necessary. Accordingly, no changes have been made to the Company’s reserves for uncertain tax positions as of January 31, 2024 relating to the IRS’ adjustments. With respect to major state and foreign tax jurisdictions, the Company is no longer subject to tax authority examinations for years prior to 2005. Additionally, it is reasonably possible that certain foreign and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions and other matters; accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits for these matters may be reduced by an amount up to $8 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2024	October 31, 2023
	In millions
Deferred tax assets	$2,328	$2,264
Deferred tax liabilities	(331)	(326)
Deferred tax assets net of deferred tax liabilities	$1,997	$1,938

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 6: Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash

	As of
	January 31, 2024	October 31, 2023
	In millions
Cash and cash equivalents	$3,758	$4,270
Restricted cash(1)	214	311
Total	$3,972	$4,581

(1)    The Company included restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
Inventory

	As of
	January 31, 2024	October 31, 2023
	In millions
Purchased parts and fabricated assemblies	$4,733	$2,940
Finished goods	1,316	1,667
Total	$6,049	$4,607
Property, Plant and Equipment, net

	As of
	January 31, 2024	October 31, 2023
	In millions
Land	$66	$66
Buildings and leasehold improvements	1,547	1,521
Machinery and equipment, including equipment held for lease	10,564	10,382
Gross property, plant and equipment	12,177	11,969
Accumulated depreciation	(6,180)	(5,980)
Property, plant and equipment, net	$5,997	$5,989
Warranties
The Company's aggregate product warranty liabilities and changes for the three months ended January 31, 2024, and the fiscal year ended October 31, 2023 were as follows:

	As of
	January 31, 2024	October 31, 2023
	In millions
Balance at beginning of period	$318	$360
Charges	38	184
Adjustments related to pre-existing warranties	2	(18)
Settlements made	(46)	(208)
Balance at end of period	$312	$318
Contract Balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	January 31, 2024	October 31, 2023
	In millions
Accounts receivable	$3,540	$3,254
Unbilled receivables	277	264
Allowances	(36)	(37)
Total	$3,781	$3,481
The allowances for credit losses related to accounts receivable and changes for the three months ended January 31, 2024, and the fiscal year ended October 31, 2023 were as follows:

	As of
	January 31, 2024	October 31, 2023
	In millions
Balance at beginning of period	$37	$25
Provision for credit losses	17	29
Adjustments to existing allowances, including write offs	(18)	(17)
Balance at end of period	$36	$37
Sale of Trade Receivables
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For the three months ended January 31, 2024, the Company sold $0.8 billion and for the fiscal year ended October 31, 2023, the Company sold $4.1 billion of trade receivables. The Company recorded an obligation of $50 million and $80 million within Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of January 31, 2024 and October 31, 2023, respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities and Remaining Performance Obligations
As of January 31, 2024 and October 31, 2023, current deferred revenue of $3.7 billion and $3.6 billion, respectively, were recorded in Deferred revenue, and non-current deferred revenue of $3.4 billion and $3.3 billion, respectively, were recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets. For the three months ended January 31, 2024, approximately $1.3 billion of revenue was recognized relating to contract liabilities recorded as of October 31, 2023.
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency. As of January 31, 2024, the aggregate amount of remaining performance obligations, or deferred revenue, was $7.1 billion. The Company expects to recognize approximately 45% of this balance over fiscal 2024 with the remainder to be recognized thereafter.
Costs to Obtain a Contract
As of January 31, 2024, the current and non-current portions of the capitalized costs to obtain a contract were $87 million and $138 million, respectively. As of October 31, 2023, the current and non-current portions of the capitalized costs to obtain a contract were $86 million and $138 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheets. For the three months ended January 31, 2024 and 2023, the Company amortized $26 million and $22 million respectively, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Earnings.

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

	As of
	January 31, 2024	October 31, 2023
	In millions
Minimum lease payments receivable	$9,535	$9,363
Unguaranteed residual value	463	438
Unearned income	(1,037)	(987)
Financing receivables, gross	8,961	8,814
Allowance for credit losses	(226)	(243)
Financing receivables, net	8,735	8,571
Less: current portion	(3,629)	(3,543)
Amounts due after one year, net	$5,106	$5,028
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. For the three months ended January 31, 2024 and the fiscal year ended October 31, 2023, the Company sold $23 million and $237 million of financing receivables, respectively.
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
The credit risk profile of gross financing receivables, based on internal risk ratings as of January 31, 2024, presented on amortized cost basis by year of origination was as follows:

	As of January 31, 2024
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2024	$396	$194	$4
2023	2,200	1,241	44
2022	1,572	969	52
2021	771	564	63
2020 and prior	366	410	115
Total	$5,305	$3,378	$278

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The credit risk profile of gross financing receivables, based on internal risk ratings as of October 31, 2023, presented on amortized cost basis by year of origination was as follows:

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
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of January 31, 2024 and October 31, 2023 and the respective changes for the three and twelve months then ended were as follows:

	As of
	January 31, 2024	October 31, 2023
	In millions
Balance at beginning of period	$243	$325
Provision for credit losses	11	58
Write-offs	(28)	(140)
Balance at end of period	$226	$243

Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	January 31, 2024	October 31, 2023
	In millions
Billed:(1)
Current 1-30 days	$374	$320
Past due 31-60 days	38	30
Past due 61-90 days	25	13
Past due > 90 days	89	100
Unbilled sales-type and direct-financing lease receivables	8,435	8,351
Total gross financing receivables	$8,961	$8,814
Gross financing receivables on non-accrual status(2)	$224	$227
Gross financing receivables 90 days past due and still accruing interest(2)	$83	$81

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents amounts included in the Condensed Consolidated Statements of Earnings related to lessor activity:

		For the three months ended January 31,
	Location	2024	2023
		In millions
Interest income from sales-type leases and direct financing leases	Financing Income	$156	$123
Lease income from operating leases	Services	599	589
Total lease income		$755	$712
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
The following table presents the assets and liabilities held by the consolidated VIE as of January 31, 2024 and October 31, 2023, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of
	January 31, 2024	October 31, 2023
Assets held by VIE:	In millions
Other current assets	$162	$145
Financing receivables
Short-term	888	764
Long-term	1,219	983
Property, plant and equipment, net	1,355	1,214
Liabilities held by VIE:
Notes payable and short-term borrowings, net of unamortized debt issuance costs	1,528	1,392
Long-term debt, net of unamortized debt issuance costs	$1,369	$1,082
For the three months ended January 31, 2024, financing receivables and leased equipment transferred via securitization through the SPE were $0.6 billion and $0.3 billion, respectively. For the fiscal year ended October 31, 2023, financing receivables and leased equipment transferred via securitization through the SPE were $0.8 billion and $0.7 billion, respectively.
Note 8: Acquisitions
Pending Merger with Juniper Networks, Inc.
On January 9, 2024, the Company entered into a definitive merger agreement under which HPE will acquire Juniper Networks, Inc. (“Juniper Networks”) in an all-cash transaction for $40.00 per share, representing an equity value of approximately $14 billion. The transaction was unanimously approved by the boards of directors of both companies. The transaction is expected to be funded based on financing commitments for $14 billion in term loans. Such financing will ultimately be replaced, in part, with a combination of new debt, mandatory convertible preferred securities, and cash on the

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
balance sheet. The closing of the transaction remains subject to receipt of regulatory approvals, approval of the transaction by Juniper Networks shareholders, and satisfaction of other customary closing conditions.
Note 9: Goodwill
Goodwill is tested for impairment at the reporting unit level. As of January 31, 2024, the Company's reporting units are consistent with the reportable segments identified in Note 2, “Segment Information”, with the exception of Server and Corporate Investments and Other. The Server segment contains two reporting units, Compute and HPC & AI. The Corporate Investments and Other segment contains two reporting units, A & PS and CMS. The following table represents the carrying value of goodwill, by reportable segment as of January 31, 2024 and October 31, 2023.

	Server	Hybrid Cloud	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Balance as of October 31, 2023 and January 31, 2024	$10,220	$4,716	$2,908	$144	$—	$17,988
Goodwill is tested annually for impairment, as of the first day of the fourth quarter, at the reporting unit level. As a result of the realignment, the Company performed an interim quantitative goodwill impairment test for all of its reporting units as of November 1, 2023, which did not result in any goodwill impairment charges. There has been no change to the accumulated impairment loss from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2023. The fair value of all reporting units continued to exceed the carrying amount of their net assets. The excess of fair value over carrying amount for our reporting units ranged from approximately 4% to 184% of the respective carrying amounts. In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, the Company applied a 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease, all of the reporting units had an excess of fair value over carrying value with the exception of the Compute and HPC & AI reporting units.
The Compute reporting unit has goodwill of $8.2 billion as of January 31, 2024, and excess of fair value over carrying value of 4% as of the interim test date. The Compute business is cyclical in nature. Over the last several years, digital transformation drove increased investment to modernize infrastructure. However, in the current macroeconomic and inflationary environment, customers have slowed their investments resulting in lower server demand and competitive pricing. These dynamics are further compounded by higher supply chain costs. During this cycle, the Compute business continues to focus on capturing market share while maintaining operating margin. If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or if the Company has significant or sustained decline in its stock price, it is possible its estimates about the Compute reporting unit's ability to successfully address the current challenges may change, which could result in the carrying value of the Compute reporting unit exceeding its estimated fair value and potential impairment charges.
The HPC & AI reporting unit has goodwill of $2.0 billion as of January 31, 2024, and excess of fair value over carrying value of 4% as of the interim test date. The HPC & AI business continues to face challenges related to supply chain constraints of key components and other operational challenges impacting our ability to achieve certain customer acceptance milestones required for revenue recognition and resulting cost increases associated with fulfilling contracts over longer than originally anticipated timelines. We currently believe these challenges will be successfully addressed as the supply chain constraints continue to improve. If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or if the Company has significant or sustained decline in its stock price, it is possible its estimates about the HPC & AI reporting unit's ability to successfully address the current challenges may change, which could result in the carrying value of the HPC & AI reporting unit exceeding its estimated fair value and potential impairment charges.
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
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2024				As of October 31, 2023
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$985	$—	$985	$—	$905	$—	$905
Money market funds	1,681	—	—	1,681	1,672	—	—	1,672
Equity investments	—	—	81	81	—	—	135	135
Foreign bonds	1	102	1	104	1	95	1	97
Other debt securities (1)	—	—	19	19	—	—	22	22
Derivative Instruments:
Foreign exchange contracts	—	242	—	242	—	464	—	464
Other derivatives	—	3	—	3	—	—	—	—
Total assets	$1,682	$1,332	$101	$3,115	$1,673	$1,464	$158	$3,295
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$104	$—	$104	$—	$151	$—	$151
Foreign exchange contracts	—	229	—	229	—	152	—	152
Other derivatives	—	—	—	—	—	2	—	2
Total liabilities	$—	$333	$—	$333	$—	$305	$—	$305

(1) Available-for-sale debt securities with carrying values that approximate fair value.
Other Fair Value Disclosures
Short-Term and Long-Term Debt: As of January 31, 2024 and October 31, 2023, the estimated fair value of the Company's short-term and long-term debt was $13.0 billion and $12.2 billion, respectively. As of January 31, 2024 and October 31, 2023, the carrying value of the Company's short-term and long-term debt was $12.8 billion and $12.4 billion, respectively. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-Recurring Fair Value Measurements
Equity Investments without Readily Determinable Fair Value: Equity investments are recorded at cost and measured at fair value when they are deemed to be impaired or when there is an adjustment from observable price changes. For the three months ended January 31, 2024 the Company recognized a $7 million unrealized net loss on these investments. For the three months ended January 31, 2023, the Company recognized an impairment of $10 million on these investments. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy. For investments still held as of January 31, 2024, the cumulative upward adjustments for observable price changes was $39 million and cumulative downward adjustments for observable price changes and impairments was $84 million. Refer to Note 11 “Financial Instruments,” for further information about equity investments.
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
Note 11: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of January 31, 2024			As of October 31, 2023
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains (Losses)	Fair Value
	In millions
Cash Equivalents:
Time deposits	$985	$—	$985	$905	$—	$905
Money market funds	1,681	—	1,681	1,672	—	1,672
Total cash equivalents	2,666	—	2,666	2,577	—	2,577
Available-for-sale Debt Investments:
Foreign bonds	102	2	104	100	(3)	97
Other debt securities	15	4	19	19	3	22
Total available-for-sale debt investments	117	6	123	119	—	119
Total cash equivalents and available-for-sale debt investments	$2,783	$6	$2,789	$2,696	$—	$2,696
As of January 31, 2024 and October 31, 2023, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside of the U.S. as of January 31, 2024 and October 31, 2023. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of January 31, 2024
	Amortized Cost	Fair Value
	In millions
Due in one to five years	5	5
Due in more than five years	112	118
Total	$117	$123
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
The carrying amount of those non-marketable equity investments accounted for under the fair value option was $81 million and $135 million as of January 31, 2024 and October 31, 2023, respectively. For the three months ended January 31, 2024, the Company recorded an unrealized loss of $54 million on these investments. The Company did not recognize any unrealized gains or losses on these equity investments during the three months ended January 31, 2023. This amount is reflected in Interest and other, net in the Condensed Consolidated Statements of Earnings.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $154 million and $145 million as of January 31, 2024 and October 31, 2023, respectively. For the three months ended January 31, 2024 the Company recognized a $7 million unrealized net loss on these investments. For the three months ended January 31, 2023, the Company recognized an impairment of $10 million on these investments. These amounts are reflected in Interest and other, net in the Condensed Consolidated Statements of Earnings.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of January 31, 2024					As of October 31, 2023
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives Designated as Hedging Instruments
Fair Value Hedges:
Interest rate contracts	$2,500	$—	$—	$—	$104	$2,500	$—	$—	$—	$151
Cash Flow Hedges:
Foreign currency contracts	8,305	106	59	80	48	8,247	252	104	33	23
Net Investment Hedges:
Foreign currency contracts	1,904	23	28	25	30	1,972	39	46	34	23
Total derivatives designated as hedging instruments	12,709	129	87	105	182	12,719	291	150	67	197
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	4,447	23	3	27	19	6,786	20	3	23	16
Other derivatives	141	3	—	—	—	100	—	—	2	—
Total derivatives not designated as hedging instruments	4,588	26	3	27	19	6,886	20	3	25	16
Total derivatives	$17,297	$155	$90	$132	$201	$19,605	$311	$153	$92	$213
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of January 31, 2024
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$245	$—	$245	$170	$55	(1)	$20
Derivative liabilities	$333	$—	$333	$170	$118	(2)	$45

	As of October 31, 2023
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$464	$—	$464	$196	$207	(1)	$61
Derivative liabilities	$305	$—	$305	$196	$103	(2)	$6

(1)Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of January 31, 2024, of the $118 million of collateral posted, $108 million was in cash and $10 million was through the re-use of counterparty collateral. As of October 31, 2023, of the $103 million of collateral posted, $56 million was in cash and $47 million was through the re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/ (Liabilities)
	As of		As of
	January 31, 2024	October 31, 2023	January 31, 2024	October 31, 2023
In millions
Long-term debt	$(2,393)	$(2,345)	$104	$151
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the three months ended January 31,
	2024	2023
	In millions
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts	$(204)	$(518)
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts	(39)	(107)
Total	$(243)	$(625)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As of January 31, 2024, the Company expects to reclassify an estimated net accumulated other comprehensive loss of approximately $8 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The following table represents the pre-tax effect of derivative instruments on total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges and derivatives not designated as hedging instruments are recorded:

	Gains (Losses) Recognized in Income
	For the three months ended January 31,
	2024		2023
	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net
	In millions
Total net revenue and interest and other, net	$6,755	$(88)	$7,809	$(26)
Gains (Losses) on Derivatives in Fair Value Hedging Relationships:
Interest Rate Contracts
Hedged items	$—	$(47)	$—	$(41)
Derivatives designated as hedging instruments	—	47	—	41
Gains (Losses) on Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	24	(138)	50	(297)
Gains (Losses) on Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	—	(44)	—	(194)
Other derivatives	—	4	—	—
Total gains (losses)	$24	$(178)	$50	$(491)

Note 12: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-terms debt were as follows:

	As of
	January 31, 2024	October 31, 2023
	In millions
Current portion of long-term debt(1)	$4,131	$4,022
Commercial paper	674	679
Notes payable to banks, lines of credit and other	152	167
Total notes payable and short-term borrowings	4,957	4,868
Long-term debt	7,840	7,487
Total	$12,797	$12,355

(1)    As of January 31, 2024, the Current portion of long-term debt, net of discount and issuance costs, included $1.5 billion associated with the asset-backed debt securities issued by the Company.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Asset-backed Debt Securities
In January 2024, the Company issued $796 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.476%, payable monthly from February 2024 with a stated final maturity date of November 2031.
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, collectively "the Parent Programs", and a wholly-owned subsidiary maintains a third program. The commercial paper program in the U.S. provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. The commercial paper program outside the U.S. provides for the issuance of commercial paper denominated in U.S. dollars, euros, or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of January 31, 2024 and October 31, 2023, no borrowings were outstanding under the Parent Programs. As of January 31, 2024 and October 31, 2023, $674 million and $679 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
The Company maintains a senior unsecured revolving credit facility that was entered into in December 2021 with an aggregate lending commitment of $4.75 billion for a period of five years. As of January 31, 2024 and October 31, 2023, no borrowings were outstanding under this credit facility.
Uncommitted Credit Facility
The Company maintains an uncommitted short-term advance facility with Societe Generale that was entered into in September 2023 with a principal amount of up to $500 million for a period of five years. As of January 31, 2024 and October 31, 2023, no borrowings were outstanding under this credit facility.
Juniper Acquisition Committed Financing
In connection with HPE’s signing a definitive agreement to acquire Juniper Networks in January 2024, HPE obtained a commitment from Citigroup Global Markets Inc., JPMorgan Chase Bank, N.A. and Mizuho Bank, Ltd. for a $14 billion senior unsecured delayed draw term loan facility, comprised of an $11 billion 364-day tranche and a $3 billion three-year tranche, subject to customary conditions. As of January 31, 2024, no borrowings were outstanding and HPE paid $42 million of financing fees.
Note 13: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of January 31, 2024, and changes for the three months ended January 31, 2024 were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$—	$61	$(2,507)	$(638)	$(3,084)
Other comprehensive income (loss) before reclassifications	6	(204)	—	13	(185)
Reclassifications of losses into earnings	—	114	34	—	148
Tax benefit (provision)	—	18	(4)	(1)	13
Balance at end of period	$6	$(11)	$(2,477)	$(626)	$(3,108)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The components of accumulated other comprehensive loss, net of taxes as of January 31, 2023, and changes for the three months ended January 31, 2023 were as follows:

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

Share Repurchase Program
For the three months ended January 31, 2024, the Company settled 0.2 million shares that were unsettled open market repurchases under its share repurchase program as of October 31, 2023. The Company did not repurchase or settle any additional shares during the three months ended January 31, 2024. As of January 31, 2024, the Company had a remaining authorization of approximately $1.0 billion for future share repurchases.
Note 14: Net Earnings Per Share
The Company calculates basic net earnings per share ("EPS") using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes the weighted-average dilutive effect of outstanding restricted stock units, stock options, and performance-based awards.
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the three months ended January 31,
	2024	2023
	In millions, except per share amounts
Numerator:
Net earnings	$387	$501
Denominator:
Weighted-average shares used to compute basic net EPS	1,301	1,298
Dilutive effect of employee stock plans	15	17
Weighted-average shares used to compute diluted net EPS	1,316	1,315
Net Earnings per Share:
Basic	$0.30	$0.39
Diluted	$0.29	$0.38
Anti-dilutive weighted-average stock awards(1)	1	9

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 15: Litigation, Contingencies, and Commitments
Litigation
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the "Separation and Distribution Agreement") entered into in connection with Hewlett Packard Enterprise's spin-off from HP Inc. (formerly known as "Hewlett-Packard Company") (the "Separation"), Hewlett Packard Enterprise and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of January 31, 2024, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Litigation, Proceedings, and Investigations
Ross and Rogus v. Hewlett Packard Enterprise Company. On November 8, 2018, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara alleging that HPE pays its California-based female employees “systemically lower compensation” than HPE pays male employees performing substantially similar work. The complaint alleges various California state law claims, including California’s Equal Pay Act, Fair Employment and Housing Act, and Unfair Competition Law, and seeks certification of a California-only class of female employees employed in certain “Covered Positions.” The parties subsequently reached an agreement to resolve this class action. The terms of the settlement are reflected in Plaintiff’s Motion for Preliminary Approval of Class Action Settlement and Certification of Settlement Class, which was filed with the Court on September 26, 2022. On November 3, 2022, the Court granted Plaintiff’s motion and preliminarily approved the terms of the class settlement, which defines the settlement class as all “[w]omen actively employed in California by Defendant at any point from November 1, 2015, through the date of Preliminary Approval” who were employed in a covered job code. The settlement class excludes certain individuals, including those who previously executed an arbitration agreement with HPE or an agreement that resulted in a release or waiver of claims. On April 28, 2023, the Court granted Plaintiffs’ Motion for Final Approval of the Class Action Settlement and Certification of the Settlement Class. On February 6, 2024, the Court entered final judgment, approving the settlement and dismissing the action.
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
R2 Semiconductor Patent Litigation. In November 2022, R2 Semiconductor, Inc. (“R2”) filed a lawsuit in the Dusseldorf Regional Court in Germany against Intel Deutschland GmbH, Hewlett-Packard GmbH, and other Intel customers. R2 asserts that one European patent is infringed by certain Intel processors and the HPE products that contain those Intel processors.
On February 7, 2024, the Dusseldorf Regional Court ruled in R2’s favor, issuing an injunction that, if enforced by R2, would prevent the sale in Germany of any products with infringing Intel processors, and require HPE to correspond with its direct customers in Germany requesting return of the products with infringing Intel processors. The injunction would remain in place unless the ruling is overturned on appeal, the patent is invalidated by the German Federal Patent Court, or the matter is resolved by the parties. On February 8, 2024, HPE filed an appeal and request for a stay of the judgement pending appeal.
Intel is indemnifying HPE pursuant to the terms of the parties’ agreement regarding patent indemnification. Given the procedural posture and nature of the case, HPE is currently unable to make a reasonable estimate of the potential loss or range of losses, if any, that may arise from this lawsuit and that would not be indemnifiable by Intel.
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
The financial discussion and analysis in the following MD&A compares the three months ended January 31, 2024 to the comparable prior-year period and where appropriate, as of January 31, 2024, unless otherwise noted.
This MD&A is organized as follows:
•Trends and Uncertainties. A discussion of material events and uncertainties known to management, such as the mixed macroeconomic environment of supply chain constraints (though easing), uneven demand across our portfolio, increased demand for and adoption of new technologies, conservative customer spending environment, inflationary trend and foreign exchange pressures, and recent tax developments.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
TRENDS AND UNCERTAINTIES
The dynamics we have experienced throughout fiscal 2023 continue. We have seen supply chain constraints continue to ease (though challenges still remain) and demand soften unevenly across our portfolio and geographies (as a result of the aforementioned improving supply chain conditions and as customers have been taking longer than anticipated to digest their prior larger orders). We have observed, and expect to continue seeing, customers of various segments and sizes pursue new technologies, such as AI. As noted above, we have continued to see elongated sales cycles, as customers work through prior orders and adopt a more conservative approach to spending in a mixed macroeconomic environment. This has been particularly true of certain of our hardware businesses, as customers have focused investments on modernizing infrastructure, such as migrating to cloud-based offerings, including our own. We expect such mixed macroeconomic environment to continue to limit our revenue growth in the near term.
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
Additionally, we have a large global presence, with more than half of our revenue generated outside of the U.S. As a result, our financial results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. Furthermore, inflationary pressures persist, keeping not only material and logistics costs, but also labor costs, somewhat elevated compared to pre-COVID-19 pandemic levels. Also, the impacts of trade protection measures, including increases in tariffs and trade barriers, changes in government policies and international trade arrangements, geopolitical volatility (including ongoing conflict in the Middle East), and global macroeconomic challenges (including the relationship between China and the U.S.), may impact our ability to conduct business in some non-U.S. markets. We expect the unfavorable foreign exchange effects, inflationary trend, and the aforementioned international challenges to continue in the longer term.
Recent Tax Developments
The Organisation for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. To date, 29 countries have enacted portions, or all, of the OECD proposal and a further 23 countries have drafted, or have announced an intent to draft, legislation enacting the proposed rules. Where enacted, the rules begin to be effective for us in fiscal 2025. Under US GAAP, the OECD Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. As a result, no impact to our fiscal 2024 results is expected. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes.
Other Trends and Uncertainties
We have observed market trends and demand gravitating towards AI, hybrid cloud, and edge computing, and data security capabilities, and related offerings. The volume of data at the edge continues to grow, driven by the proliferation of more devices, which has led to the need for enhanced security at the edge, as well. The need for a unified cloud experience everywhere has grown, as well, in order to manage the growth of data at the edge. With the abundance of data, there are opportunities to develop AI tools with powerful computational abilities to extract insights and value from the captured data. We expect these market dynamics and trends to continue in the longer term.
Observing these dynamics, we have accelerated our investment and innovation efforts in these areas that we see as critical to our long-term strategy and growth, including in pivoting our go-to-market motion and sales function. At the same time, we continue to strengthen our core compute and storage-oriented offerings and expand our offerings on the HPE GreenLake edge-to-cloud platform, to deliver our entire portfolio as-a-service (“aaS”) and become the edge-to-cloud company for our customers and partners. Furthermore, as noted elsewhere in this report, effective November 1, 2023, we have realigned our financial reporting segments to align with these key market trends. It is uncertain whether we will successfully execute this shift in strategic focus, realize the anticipated benefits of doing so, or capture the anticipated shares of the AI, hybrid cloud, and edge markets.

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
Our operations are organized into five reportable segments for financial reporting purposes: Server, Hybrid Cloud, Intelligent Edge, Financial Services ("FS"), and Corporate Investments and Other.
Financial Results
The following table summarizes our condensed consolidated GAAP financial results:

	For the three months ended January 31,
	2024	2023	Change
	Dollars in millions, except per share amounts
Net revenue	$6,755	$7,809	(13.5)%
Gross profit	$2,457	$2,658	(7.6)%
Gross profit margin	36.4%	34.0%	2.4pts
Earnings from operations	$525	$591	(11.2)%
Operating profit margin	7.8%	7.6%	0.2pts
Net earnings	$387	$501	(22.8)%
Diluted net earnings per share	$0.29	$0.38	$(0.09)
Cash flow provided by (used in) operations	$64	$(829)	$893
Three months ended January 31, 2024 compared with three months ended January 31, 2023
Net revenue of $6.8 billion represented a decrease of 13.5% (decreased 13.8% on a constant currency basis) primarily due to a decline in server unit volume in the Server segment, and lower average unit prices (“AUPs”) in the Server and Hybrid Cloud segments. The gross profit margin of 36.4%, (or $2.5 billion), represents an increase of 2.4 percentage points from the prior-year period due to favorable revenue mix in the Intelligent Edge segment, cost recoveries in connection with our exit from Russia and Belarus, and lower supply chain costs. The increase was moderated by lower AUPs in the Server segment. The operating profit margin of 7.8% remained relatively flat.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following table summarizes our condensed consolidated non-GAAP financial results:

	For the three months ended January 31,
	2024	2023	Change
	Dollars in millions, except per share amounts
Net revenue in constant currency	$6,728	$7,809	(13.8)%
Non-GAAP gross profit	$2,448	$2,674	(8.5)%
Non-GAAP gross profit margin	36.2%	34.2%	2.0pts
Non-GAAP earnings from operations	$775	$918	(15.6)%
Non-GAAP operating profit margin	11.5%	11.8%	(0.3)pts
Non-GAAP net earnings	$638	$828	(22.9)%
Non-GAAP diluted net earnings per share	$0.48	$0.63	$(0.15)
Free cash flow	$(482)	$(1,326)	$844
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
The following presents our ARR calculated as of January 31, 2024 and 2023:

	As of January 31,
	2024	2023
	Dollars in millions
ARR	$1,426	$1,006
Year-over-year growth rate	42%	26%
The 42% year-over year increase in ARR was primarily due to growth in our Hybrid Cloud and Intelligent Edge segments, which was due to an expanding customer installed base, an expanded range of HPE GreenLake Flex Solutions, and Intelligent Edge aaS activity.
Dividends
Returning capital to our shareholders remains an important part of our capital allocation framework, which also consists of strategic investments. During the first quarter of fiscal 2024, we paid a quarterly dividend of $0.13 per share to our shareholders. On February 29, 2024, we declared a regular cash dividend of $0.13 per share on our common stock, payable on or about April 12, 2024, to our shareholders of record as of the close of business on March 15, 2024. As of January 31, 2024, we had a remaining authorization of approximately $1.0 billion for future share repurchases.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the three months ended January 31,
	2024		2023
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$6,755	100.0%	$7,809	100.0%
Cost of sales	4,298	63.6	5,151	66.0
Gross profit	2,457	36.4	2,658	34.0
Research and development	582	8.6	623	8.0
Selling, general and administrative	1,216	18.0	1,257	16.1
Amortization of intangible assets	71	1.1	73	0.9
Transformation costs	20	0.3	102	1.3
Disaster charges	—	—	1	—
Acquisition, disposition and other related charges	43	0.6	11	0.1
Earnings from operations	525	7.8	591	7.6
Interest and other, net	(88)	(1.3)	(26)	(0.3)
Earnings from equity interests	46	0.7	58	0.7
Earnings before provision for taxes	483	7.2	623	8.0
Provision for taxes	(96)	(1.5)	(122)	(1.6)
Net earnings	$387	5.7%	$501	6.4%
Three months ended January 31, 2024 compared with the three months ended January 31, 2023
Net revenue
For the three months ended January 31, 2024, total net revenue of $6.8 billion represented a decrease of $1.1 billion, or 13.5% (decreased 13.8% on a constant currency basis). U.S. net revenue decreased by $591 million, or 20.5% to $2.3 billion, and net revenue from outside of the U.S. decreased by $463 million, or 9.4%, to $4.5 billion.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The components of the weighted net revenue change by segment were as follows:

For the three months ended January 31, 2024
Percentage Points
Server	(12.6)
Hybrid Cloud	(1.7)
Intelligent Edge	0.4
Financial Services	—
Corporate Investments and Other	0.1
Total segment	(13.8)
Elimination of intersegment net revenue and other	0.3
Total HPE	(13.5)
Three months ended January 31, 2024 compared with three months ended January 31, 2023
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Server net revenue decreased $980 million, or 22.6%, primarily due to a decline in server unit volume and lower AUPs
•Hybrid Cloud net revenue decreased $136 million, or 9.8%, primarily due to lower AUPs
•Intelligent Edge net revenue increased $32 million, or 2.7%, primarily due to higher service revenue
•Financial Services net revenue was flat
•Corporate Investments and Other net revenue was relatively flat
Please refer to the section "Segment Information" further below for a discussion of our results of operations for each reportable segment.
Gross profit
For the three months ended January 31, 2024, the total gross profit margin of 36.4% represents an increase of 2.4 percentage points as compared to the prior year period. The increase was due to favorable revenue mix in the Intelligent Edge segment, higher revenue from support services, cost recoveries in connection with our exit from Russia and Belarus, and lower supply chain costs. The increase was moderated by lower AUPs in the Server segment.
Operating expenses
Research and development ("R&D")
For the three months ended January 31, 2024, R&D expense decreased by $41 million, or 6.6%. The decrease was primarily due to lower employee costs which contributed 5.0 percentage points to the change.
Selling, general and administrative ("SG&A")
For the three months ended January 31, 2024, SG&A expense decreased by $41 million, or 3.3%, primarily due to lower employee costs and lower consulting costs which contributed 2.4 and 1.7 percentage points, respectively, to the change. The decrease was partially offset by higher marketing expenses.
Transformation programs and costs
Our transformation programs consist of the Cost Optimization and Prioritization Plan (launched in 2020) and the HPE Next Plan (launched in 2017).
For the three months ended January 31, 2024, transformation costs decreased by $82 million, or 80.4%, due to lower charges incurred in the current period as the primary elements of these plans have been substantially completed by the end of fiscal 2023. For a further discussion, refer to Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Acquisition, disposition and other related charges
For the three months ended January 31, 2024, acquisition, disposition and other related charges increased by $32 million or 290.9%, primarily due to costs incurred in relation to the pending acquisition of Juniper Networks, Inc. (“Juniper Networks”).
Interest and other, net
For the three months ended January 31, 2024, interest and other, net expense increased by $62 million, primarily due to increase in loss on equity investments.
Earnings from equity interests
Earnings from equity interests primarily represents our 49% interest in H3C Technologies Co., Limited ("H3C") and the amortization of our basis difference. For the three months ended January 31, 2024, earnings from equity interests decreased by $12 million primarily due to lower net income earned by H3C partially offset by lower amortization expense from basis difference in the current period.
Provision for taxes
For the three months ended January 31, 2024 and 2023, we recorded income tax expense of $96 million and $122 million, respectively, which reflects an effective tax rate of 19.9% and 19.6%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but are also impacted by discrete tax adjustments during each fiscal period.
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
As described in Note 1, "Overview and Summary of Significant Accounting Policies," effective as of the beginning of the first quarter of fiscal 2024, in order to align the Company’s segment financial reporting more closely with its current business structure, the Company realigned its six reportable segments to five reportable segments. These changes had no impact to HPE’s previously reported consolidated GAAP results. A description of the products and services for each segment, along with other pertinent information related to our segments can be found in Note 2, "Segment Information" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Segment Results
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the three months ended January 31, 2024, as compared to the prior-year period:

	HPE Consolidated		Server		Hybrid Cloud		Intelligent Edge		Financial Services		Corporate Investments and Other
	Dollars in millions
Net revenue(1)	$6,755		$3,352		$1,248		$1,201		$873		$238
Year-over-year change %	(13.5)%		(22.6)%		(9.8)%		2.7%		—%		1.7%
Earnings (loss) from operations(2)	$525		$383		$47		$353		$74		$(10)
Earnings (loss) from operations as a % of net revenue	7.8%		11.4%		3.8%		29.4%		8.5%		(4.2)%
Year-over-year change percentage points	0.2	pts	(4.3)	pts	(2.0)	pts	10.0	pts	1.3	pts	5.2	pts

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(1)HPE consolidated net revenue excludes intersegment net revenue. Segment net revenues include intersegment net revenue.
(2)Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, transformation costs, disaster recovery/charges, and acquisition, disposition and other related charges.
Server

	For the three months ended January 31,
	2024	2023	% Change
	Dollars in millions
Net revenue	$3,352	$4,332	(22.6)%
Earnings from operations	$383	$678	(43.5)%
Earnings from operations as a % of net revenue	11.4%	15.7%
Three months ended January 31, 2024 compared with three months ended January 31, 2023
Server net revenue decreased by $980 million, or 22.6% (decreased 22.7% on a constant currency basis), primarily due to a $961 million, or 27.8%, decrease in product revenue. The decline in product revenue was primarily due to lower server unit volume of $739 million, or 21.3%, as customers absorbed prior orders and decrease in AUPs of $138 million, or 4.0% resulting from competitive pricing measures. Services net revenue decreased by $19 million, or 2.2%, due to lower contract volume.
Server earnings from operations as a percentage of net revenue decreased 4.3 percentage points due to an increase in costs of products and services and operating expenses as a percentage of net revenue. The increase in costs of products and services as a percentage of net revenue was primarily due to lower AUPs partially offset by favorable mix of higher-margin revenues and lower employee costs. The increase in operating expenses as a percentage of net revenue was primarily due to the scale of the net revenue decline relative to the decrease in total operating expenses driven by lower employee costs.
Hybrid Cloud

	For the three months ended January 31,
	2024	2023	% Change
	Dollars in millions
Net revenue	$1,248	$1,384	(9.8)%
Earnings from operations	$47	$80	(41.3)%
Earnings from operations as a % of net revenue	3.8%	5.8%
Three months ended January 31, 2024 compared with three months ended January 31, 2023
Hybrid Cloud net revenue decreased by $136 million, or 9.8% (decreased 10.0% on a constant currency basis), primarily due to a decrease in AUPs, partially offset by an increase in unit volume. Hybrid Cloud product revenue decreased by $173 million, or 20.1%, primarily due to a decrease in AUPs of $154 million, or 18%, led by storage products. Hybrid Cloud services revenue increased by $37 million, or 7.0%, primarily due to a unit volume increase of $60 million, or 11.5%, led by private cloud and infrastructure software-as-a-service (“SaaS”). This increase was partially offset by lower AUPs of $25 million, or 4.7%.
Hybrid Cloud earnings from operations as a percentage of net revenue decreased 2.0 percentage points primarily due to an increase in operating expenses as a percentage of net revenue moderated by a decrease in cost of products and services as a percentage of net revenue. The increase in operating expenses as a percentage of net revenue was primarily due to the scale of net revenue decline and the related impact of fixed overhead costs. The decrease in cost of products and services as a percentage of net revenue was primarily due to higher margin GreenLake Flex Solutions deals, upsides in storage subscription revenue, and upsides to revenue from infrastructure SaaS. This was moderated by a decrease in AUPs for storage products.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Intelligent Edge

	For the three months ended January 31,
	2024	2023	% Change
	Dollars in millions
Net revenue	$1,201	$1,169	2.7%
Earnings from operations	$353	$227	55.5%
Earnings from operations as a % of net revenue	29.4%	19.4%
Three months ended January 31, 2024 compared with three months ended January 31, 2023
Intelligent Edge net revenue increased by $32 million, or 2.7% (increased 2.3% on a constant currency basis). Services net revenue increased $56 million, or 24.9%, primarily led by attached support service and our aaS offerings. Product revenue decreased by $24 million, or 2.5%, led by lower volume and product mix effect of $132 million, or 14.0%, moderated by higher AUPs of $101 million, or 10.7% and favorable currency fluctuations of $7 million. The product revenue decrease was primarily led by wireless local area network products due to softened demand, partially offset by an increase in switching products.
Intelligent Edge earnings from operations as a percentage of net revenue increased 10.0 percentage points primarily due to decreases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was primarily due to favorable revenue mix and lower supply chain costs. Operating expenses as a percentage of net revenue decreased primarily due to lower employee costs.
Financial Services

	For the three months ended January 31,
	2024	2023	% Change
	Dollars in millions
Net revenue	$873	$873	—%
Earnings from operations	$74	$63	17.5%
Earnings from operations as a % of net revenue	8.5%	7.2%
Three months ended January 31, 2024 compared with three months ended January 31, 2023
FS net revenue was flat (decreased 1.8% on a constant currency basis).
FS earnings from operations as a percentage of net revenue increased 1.3 percentage points largely due to a decrease in operating expenses as a percentage of net revenue while cost of services as a percentage of net revenue was relatively flat. The decrease in operating expenses as a percentage of net revenue was due primarily to lower employee costs.
Financing Volume

	For the three months ended January 31,
	2024	2023
	In millions
Financing volume	$1,363	$1,600
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased by 14.8% for the three months ended January 31, 2024, as compared to the prior-year period, primarily due to lower financing of third-party product and HPE product sales and services, partially offset by favorable currency fluctuations.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	January 31, 2024	October 31, 2023
	Dollars in millions
Financing receivables, gross	$8,961	$8,814
Net equipment under operating leases	4,089	4,100
Capitalized profit on intercompany equipment transactions(1)	265	263
Intercompany leases(1)	136	109
Gross portfolio assets	13,451	13,286
Allowance for credit losses(2)	185	178
Operating lease equipment reserve	34	36
Total reserves	219	214
Net portfolio assets	$13,232	$13,072
Reserve coverage	1.6%	1.6%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.7 billion and $11.6 billion as of January 31, 2024 and October 31, 2023, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity as of both January 31, 2024 and October 31, 2023 was $1.7 billion.
As of January 31, 2024 and October 31, 2023, FS net cash and cash equivalents balances were approximately $772 million and $700 million, respectively.
Net portfolio assets as of January 31, 2024 increased 1.2% from October 31, 2023. The increase generally resulted from favorable currency fluctuations.
FS bad debt expense includes charges to general reserves, specific reserves, and write-offs for sales-type, direct-financing, and operating leases. For the three months ended January 31, 2024 and 2023, FS recorded net bad debt expense of $12 million and $19 million, respectively.
Corporate Investments and Other

	For the three months ended January 31,
	2024	2023	% Change
	Dollars in millions
Net revenue	$238	$234	1.7%
Loss from operations	$(10)	$(22)	54.5%
Loss from operations as a % of net revenue	(4.2)%	(9.4)%
Three months ended January 31, 2024 compared with three months ended January 31, 2023
Corporate Investments and Other net revenue remained relatively flat.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased by 5.2 percentage points primarily due to decreases in cost of services as a percentage of net revenue resulting from our cost containment measures while cost of operating expenses as a percentage of net revenue remained relatively flat.

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
As of January 31, 2024, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
LIQUIDITY AND CAPITAL RESOURCES
Current Overview
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and shareholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market, and economic conditions. We anticipate that the funds made available, including committed debt funding related to the pending merger with Juniper Networks, and cash generated from operations, along with our access to capital markets, will be sufficient to meet our liquidity requirements for at least the next twelve months and for the foreseeable future thereafter. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I.
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S. as of January 31, 2024. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
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
In connection with the share repurchase program previously authorized by our Board of Directors, during the first three months of fiscal 2024, we settled an aggregate amount of $3 million in relation to shares that were unsettled open market repurchases as of October 31, 2023. We did not repurchase or settle any additional shares during the three months ended January 31, 2024. As of January 31, 2024, we had a remaining authorization of approximately $1.0 billion for future share repurchases. For more information on our share repurchase program, refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds" in Item 2 of Part II.
On January 9, 2024, we entered into a definitive merger agreement under which HPE will acquire Juniper Networks in an all-cash transaction for $40.00 per share, representing an equity value of approximately $14 billion. The transaction was unanimously approved by the boards of directors of both companies. The transaction is expected to be funded based on financing commitments for $14 billion in term loans. Such financing will ultimately be replaced, in part, with a combination of

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
new debt, mandatory convertible preferred securities, and cash on the balance sheet. The closing of the transaction remains subject to receipt of regulatory approvals, approval of the transaction by Juniper Networks shareholders, and satisfaction of other customary closing conditions.
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
Liquidity
Our cash, cash equivalents, restricted cash, total debt, and available borrowing resources were as follows:

	As of
	January 31, 2024	October 31, 2023
	In millions
Cash, cash equivalents and restricted cash	$3,972	$4,581
Total debt	12,797	12,355
Available borrowing resources(1)	6,665	6,588
Commercial paper programs(2)	5,076	5,071
Uncommitted lines of credit(3)	1,589	1,517

(1)    Excludes the financing commitment for the Juniper Networks acquisition. The maximum aggregate commitment under this facility is $14.0 billion, however, no balances were outstanding under this facility as of January 31, 2024.
(2)     The maximum aggregate borrowing amount of the commercial paper programs and revolving credit facility is $5.75 billion.
(3)    The maximum aggregate capacity under the uncommitted lines of credit is $1.98 billion of which $0.4 billion was primarily utilized towards issuances of bank guarantees.
The following tables represent the way in which management reviews cash flows:

	For the three months ended January 31,
	2024	2023
	In millions
Net cash provided by (used in) operating activities	$64	$(829)
Net cash used in investing activities	(740)	(1,237)
Net cash provided by financing activities	53	9
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	14	138
Net decrease in cash, cash equivalents and restricted cash	$(609)	$(1,919)
Free cash flow	$(482)	$(1,326)
Operating Activities
For the three months ended January 31, 2024, net cash provided by operating activities increased by $893 million, as compared to the corresponding period in fiscal 2023. The increase was primarily due to favorable working capital and favorable impacts from financing receivables. The increase was moderated by favorable hedging positions, as compared to the prior-year period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	January 31, 2024	October 31, 2023	Change	January 31, 2023	October 31, 2022	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	50	43	7	48	47	1	2
Days of supply in inventory ("DOS")	127	87	40	81	88	(7)	46
Days of purchases outstanding in accounts payable ("DPO")	(170)	(134)	(36)	(114)	(149)	35	(56)
Cash conversion cycle	7	(4)	11	15	(14)	29	(8)
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three-month period in fiscal 2023, the increase in DSO in the current period was primarily due to unfavorable billings linearity and lower early collections.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2023, the increase in DOS in the current period was primarily due to higher inventory levels caused by strategic purchases of key components and higher ending inventory pending customer acceptances.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2023, the increase in DPO in the current period was primarily due to higher inventory purchases, and lower vendor payments during the current period.
Investing Activities
For the three months ended January 31, 2024, net cash used in investing activities decreased by $497 million, as compared to the corresponding period in fiscal 2023. The decrease was primarily due to lower cash utilized in net financial collateral activities of $406 million, as compared to the prior-year period.
Financing Activities
For the three months ended January 31, 2024, net cash provided by financing activities increased by $44 million, as compared to the corresponding period in fiscal 2023. This was primarily due to lower repayments of debt of $146 million, lower share repurchases of $70 million, offset by lower proceeds from debt, net of issuance costs and short-term borrowings of $164 million, as compared to the prior-year period.
Free Cash Flow
Free cash flow (“FCF”) represents cash flow from operations less net capital expenditures (investments in property, plant and equipment ("PP&E") less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. For the three months ended January 31, 2024, FCF increased by $0.8 billion, as compared to the corresponding period in fiscal 2023. This was primarily due to higher cash provided by operations, as compared to the prior-year period. For more information on our FCF, refer to the section entitled "GAAP to non-GAAP Reconciliations" included in this MD&A.
For more information on the impact of operating assets and liabilities to our cash flows, see Note 6, "Balance Sheet Details" to the Condensed Consolidated Financial Statements in Item 1 of Part I.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Capital Resources
We maintain debt levels that we establish through consideration of several factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure. We maintain a revolving credit facility and two commercial paper programs, "the Parent Programs", and a wholly-owned subsidiary maintains a third program. There have been no changes to our commercial paper programs and revolving credit facility since October 31, 2023.
In December 2023, we filed a shelf registration statement with the Securities and Exchange Commission that allows us to sell, at any time and from time to time, in one or more offerings, debt securities, preferred stock, common stock, warrants, depository shares, purchase contracts, guarantees or units consisting of any of these securities.
Significant funding and liquidity activities for the three months ended January 31, 2024 were as follows:
Debt Issuances
In January 2024, we issued $796 million of asset-backed debt securities in six tranches with a weighted average interest rate of 5.476% and final maturity date of November 2031.
Cash Requirements and Commitments
Contractual Obligations
Other than the previously mentioned issuance of asset-backed debt securities, our contractual obligations have not changed materially outside of the normal course of business since October 31, 2023. For further information see "Cash Requirements and Commitments" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
Retirement Benefit Plan Funding
For the remainder of fiscal 2024, we anticipate making contributions of approximately $131 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.
Restructuring Plans
As of January 31, 2024, we expect to make future cash payments of approximately $260 million in connection with our approved restructuring plans, which includes $150 million expected to be paid through the remainder of fiscal 2024 and $110 million expected to be paid thereafter. For more information on our restructuring activities, see Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Uncertain Tax Positions
As of January 31, 2024, we had approximately $243 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $2 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, "Taxes on Earnings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
GAAP to non-GAAP Reconciliations
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the three months ended January 31,
	2024		2023
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP net revenue	$6,755	100%	$7,809	100%
GAAP cost of sales	4,298	63.6%	5,151	66.0%
GAAP gross profit	2,457	36.4%	2,658	34.0%
Non-GAAP adjustments
Stock-based compensation expense	16	0.2%	16	0.2%
Disaster (recovery) charges	(25)	(0.4)%	—	—%
Non-GAAP gross profit	$2,448	36.2%	$2,674	34.2%
Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the three months ended January 31,
	2024		2023
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP earnings from operations	$525	7.8%	$591	7.6%
Non-GAAP Adjustments:
Amortization of intangible assets	71	1.1%	73	0.9%
Transformation costs	20	0.3%	102	1.3%
Disaster (recovery) charges	(25)	(0.4)%	1	—%
Stock-based compensation expense	141	2.1%	140	1.8%
Acquisition, disposition and other related charges	43	0.6%	11	0.2%
Non-GAAP earnings from operations	$775	11.5%	$918	11.8%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	For the three months ended January 31,
	2024		2023
	Dollars	Diluted Net Earnings per Share	Dollars	Diluted Net Earnings per Share
	Dollars in millions
GAAP net earnings	$387	$0.29	$501	$0.38
Non-GAAP Adjustments:
Amortization of intangible assets	71	0.05	73	0.06
Transformation costs	20	0.02	102	0.07
Disaster (recovery) charges	(25)	(0.02)	1	—
Stock-based compensation expense	141	0.11	140	0.11
Acquisition, disposition and other related charges	43	0.03	11	0.01
Earnings from equity interests(1)	(46)	(0.03)	12	0.01
Loss on equity investments, net	61	0.05	—	—
Other adjustments(2)	2	—	1	—
Adjustments for taxes	(16)	(0.02)	(13)	(0.01)
Non-GAAP net earnings	$638	$0.48	$828	$0.63

(1) For the three months ended January 31, 2024, includes the equity in earnings from H3C equity method investment and both periods include the amortization of the basis difference in our investment.
(2) Other adjustments includes non-service net periodic benefit cost and tax indemnification and other adjustments.
Reconciliation of net cash provided by operating activities to free cash flow.

	For the three months ended January 31,
	2024	2023
	In millions
Net cash provided by (used in) operating activities	$64	$(829)
Investment in property, plant and equipment	(656)	(794)
Proceeds from sale of property, plant and equipment	96	159
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	14	138
Free cash flow	$(482)	$(1,326)

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
Non-GAAP gross profit and non-GAAP gross profit margin are defined to exclude charges related to the stock-based compensation expense, and disaster (recovery) charges. See below for the reasons management excludes each item:
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
•Transformation costs represent net costs related to the (i) HPE Next Plan and (ii) Cost Optimization and Prioritization Plan and include restructuring charges, program design and execution costs, costs incurred to transform our IT infrastructure, net gains from the sale of real estate and any impairment charges on real estate identified as part of the initiatives. We exclude these costs as they are discrete costs related to two specific transformation programs that were announced in 2017 and 2020, respectively, as multi-year programs necessary to transform the business and IT infrastructure following material divestiture transactions in 2017 and in response to COVID-19 and an evolving product portfolio in fiscal 2020. The HPE Next Plan and Cost Optimization and Prioritization Plan are substantially complete. The exclusion of the transformation program costs from our non-GAAP financial measures as stated above is to provide a supplemental measure of our operating results that does not include material HPE Next Plan and Cost Optimization and Prioritization Plan costs as we do not believe such costs to be reflective of our ongoing operating cost structure. Further as our transformation costs for these plans have materially fluctuated since 2017, have been materially declining since 2021 and we do not expect these costs to be material. We believe non-GAAP measures excluding these costs are useful to management and investors for comparing operating performance across multiple periods.
•We incur costs related to our acquisition, disposition and other related charges. The charges are direct expenses, such as professional fees and retention costs, most of which are treated as non-cash or non-capitalized expenses. For the first quarter of 2024, these charges were driven by costs associated with the pending acquisition of Juniper Networks, in addition to prior acquisitions of Axis and Athonet. For the first quarter of 2023, these charges were driven by acquisitions of Zerto and Determined AI. Charges may also include expenses associated with disposal activities including legal and arbitration settlements in connection with certain dispositions. We consider these acquisitions and divestitures to be discrete events. We exclude these costs as these expenses are inconsistent in amount and frequency and are significantly impacted by the timing and nature of our acquisitions and divestitures. In addition, our internal benchmarking analyses evidence that many industry participants and peers present non-GAAP financial measures excluding these charges.
Non-GAAP net earnings and non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges mentioned above, as well as other items such as earnings from equity interests, gain or loss on equity investments, other adjustments, and adjustments for taxes. The Adjustments for taxes line item includes certain income tax valuation allowances and separation taxes, the impact of tax reform, structural rate adjustment, excess tax benefit from stock-based compensation, and adjustments for additional taxes or tax benefits associated with each non-GAAP item. In addition to the items previously explained, management excludes these items for the following reasons:
•For the first fiscal quarter of 2024 and prospectively, the adjustment to earnings from equity interests includes the equity in earnings from the H3C investment. In connection with the planned divestiture of the H3C investment, we stopped reporting H3C earnings in our non-GAAP results as we no longer receive dividends from this investment due to the Put Share Purchase Agreement described in Note 16 “Equity Method Investments” to the Condensed Consolidated Financial Statements in Item 1 of Part I. Both periods presented include the amortization of the basis difference in our investment. For the first fiscal quarter of 2023, this adjustment also included our portion of intangible asset impairment charges from H3C. We believe that eliminating these amounts for purposes of calculating non-GAAP financial measures facilitates the evaluation of our current operating performance.
•We exclude gains and losses (including impairments) on our non-marketable equity investments because we do not believe they are reflective of normal continuing business operations. These adjustments are reflected in Interest and other, net in the Condensed Consolidated Statements of Earnings. We believe eliminating these adjustments for the purposes of calculating non-GAAP measures facilitates the evaluation of our current operating performance.
•We utilize a structural long-term projected non-GAAP income tax rate in order to provide consistency across the interim reporting periods and to eliminate the effects of items not directly related to our operating structure that can vary in size and frequency. When projecting this long-term rate, we evaluated a three-year financial projection. The projected rate assumes no incremental acquisitions in the three-year projection period and considers other factors

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
including our expected tax structure, our tax positions in various jurisdictions and current impacts from key legislation implemented in major jurisdictions where we operate. For fiscal 2024, we will use a projected non-GAAP income tax rate of 15%, which reflects currently available information as well as other factors and assumptions. The non-GAAP income tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate its long-term rate as appropriate. For fiscal 2023, we had a non-GAAP tax rate of 14%. We believe that making these adjustments for purposes of calculating non-GAAP measures, facilitates a supplemental evaluation of our current operating performance and comparisons to past operating results.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HPE, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. There have been no material changes in our market risk exposures since October 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 15, "Litigation, Contingencies, and Commitments".
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended October 31, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, including certain risks, which have been modified as follows:
If we cannot successfully execute our go-to-market strategy, including offering our entire portfolio as-a-Service, our business, operating results, and financial performance may suffer.

Our long-term strategy is focused on leveraging our portfolio of hardware, software, and services as we deliver global edge-to-cloud platform as-a-service to help customers accelerate outcomes by unlocking value from all of their data, everywhere. We provide our entire portfolio through a range of subscription and consumption-based, pay-per-use, and aaS offerings. We will also continue to provide our hardware and software in a capital expenditure and license-based model, giving our customers choices in consuming HPE products and services. Furthermore, subject to our anticipated consummation of the acquisition of Juniper Networks (the “Merger”), we will seek to offer secure, unified cloud- and AI-native networking to enhance innovation across edge to cloud. To successfully execute on these strategic pillars, we must continue to improve cost structure, align sales coverage with strategic goals, improve channel execution and strengthen our capabilities in our areas of strategic focus, while continuing to pursue new product innovation that builds on our strategic capabilities in areas such as edge computing, hybrid cloud, artificial intelligence, data center networking, network security and high-performance compute. We must make sufficient long-term investments in strategic growth areas, such as developing, obtaining, and protecting appropriate intellectual property, and commit or transition significant R&D and other resources before knowing whether our projections will reasonably reflect customer demand for our solutions. Should such efforts fail to produce actionable insights, or our offerings not perform as designed or promised, our business results and financial condition may be adversely affected. Furthermore, such incremental capital requirements may negatively impact cash flows in the near term and may require us to dedicate additional resources, including sales and marketing costs.

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

Having developed a cloud platform product in HPE GreenLake, we must be able to continue to scale quickly, while also managing costs and preserving margins, which means accurately forecasting volumes, mixes of products, and configurations that meet customer requirements, which we may not succeed at doing. Our HPE GreenLake edge-to-cloud platform faces competition from peer companies with their own cloud platform offerings, and any delay in the development, production, or marketing of a new product, service or solution, including new features of the HPE GreenLake edge-to-cloud platform, could result in our offerings being late to reach the market, which could further harm our competitive position. In addition, should we successfully consummate the Merger, the process of integrating and streamlining our two companies’ offerings or developing new solutions based on our respective technological portfolios may be complex, costly, time-consuming, and uncertain, and failure by us to successfully do so could adversely impact our future results of operations and financial performance. Furthermore, we anticipate needing to continually adapt our go-to-market structure with new sales and marketing approaches, to better align with aaS business models. Changing our go-to-market structure may affect employee compensation models and ultimately our ability to retain employees. There is no assurance that we will be able to implement these adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from them.

Our HPE GreenLake solutions generally are multiyear agreements, which result in recurring revenue streams over the term of the arrangement. As customer demand for our aaS offerings increases, we will experience differences in the timing of revenue recognition between our traditional offerings (for which revenue is generally recognized at the time of delivery) and our aaS offerings (for which revenue is generally recognized ratably over the term of the arrangement). As such, our financial results and growth depend, in part, on customers continuing to purchase our services and solutions over the contract life on the agreed terms. Additionally, the transition to this business model also means that our historical results, especially those from before the transition, may not be indicative of future results, which may adversely affect our ability to accurately forecast our future operating results. Further, these contracts allow customers to take actions, such as requesting rate reductions, reducing the use of our services and solutions or terminating a contract early, which may adversely affect our recurring revenue and profitability. Our aaS offerings also could subject us to increased risk of liability related to the provision of services as well as operational, technical, legal, regulatory, or other costs.

System security risks, data protection incidents, cyberattacks and systems integration issues could disrupt our internal operations or IT services provided to customers, and any such disruption could reduce our revenue, increase our expenses, damage our reputation, and adversely affect our stock price.

As a leading technology firm, we are exposed to attacks from criminals, nation state actors, malicious insiders, and activist hackers (collectively, “malicious parties”) who have at times been able to circumvent or bypass our cyber security measures. Although some of these attacks have caused disruptions or exposure of information, so far, these attacks have not resulted in material negative impacts to HPE, nor have any of HPE’s consumers, customers, or employees informed HPE that these attacks resulted in material harm to them. While we investigate and remediate incidents, there can be no assurance that we will do so comprehensively or that the threat actor will not identify alternative means of intrusion or opportunities to otherwise utilize the information it accessed to adversely affect our business or results of operations. It is also possible that incidents may embolden other malicious actors to perpetrate future attacks that may result in material misappropriation, system disruptions or shutdowns, malicious alteration, or destruction of our confidential or personal information or that of third parties. Further, there has been an increase in the frequency and sophistication of such attacks, and we expect these activities to continue to increase. Malicious parties may also be able to develop and deploy viruses, worms, ransomware, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products, including within our cloud-based environments and offerings, such that we may be unable to anticipate such malicious parties’ techniques, implement adequate preventative measures, or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable, and comply with applicable legal requirements. Further, cyber-attacks or incidents have in the past gone, and could in the future go, undetected in our environments for a period of time. For example, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on January 24, 2024, we learned in December 2023 that, beginning in May 2023, a nation-state-associated threat actor gained unauthorized access to and exfiltrated data from HPE’s cloud-based email and SharePoint environments. This incident may result in harm to our reputation and customer relationships, and there can be no assurance that the threat actor will not utilize the information accessed to adversely affect our business or results of operations. Given our broad and diverse network environment, resource limitations, and operational constraints, we have in the past failed, and may in the future fail, to patch certain security vulnerabilities in time to prevent successful disruptions of our infrastructure or expose information. Furthermore, it is possible that we may, in the future, discover additional impacts of any incident we had or have experienced and may have believed to have been remediated.

Malicious parties may compromise our manufacturing supply chain and the systems or networks of other third parties on whom we rely, and as such, may embed malicious software or hardware in our products, thereby compromising our customers. Geopolitical tensions or conflicts, such as the ongoing conflicts between Russia and Ukraine or in the Middle East, may heighten the risk of such cyberattacks or exacerbate system vulnerabilities, considering our continued hybrid work environment and our globally dispersed operations, employees, contractors, suppliers, developers, partners, and other third parties. In addition, sophisticated hardware and operating system software and applications that we produce, procure from third parties, or integrate from third parties, including those of companies we have acquired, may contain defects in design or manufacture, including flaws that could unexpectedly interfere with the operation of the system. The costs associated with cybersecurity tools and infrastructure and fierce competition for scarce cybersecurity and IT talent have at times limited, and may in the future limit, our ability to efficiently identify, eliminate, or remediate cyber or other security vulnerabilities or problems or enact changes to minimize the attack surface of our network. Furthermore, our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service, and loss of existing or potential customers, any of which may impede our sales, manufacturing, distribution or other critical functions. Additional impacts from cybersecurity incidents could include remediation costs to our customers, suppliers, or distributors, such as liability for stolen assets or information, repairs of system damage, and incentives for continued business; lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract business partners following an incident; increased insurance premiums; and damage to our competitiveness, stock price, and long-term shareholder value.

We manage and store various proprietary information, intellectual property, and sensitive or confidential data relating to our business. In addition, our business may process, store, and transmit customer data, including commercially sensitive and personal data, subject to the European General Data Protection Regulation, United Kingdom General Data Protection Regulation, and various state and foreign privacy laws, such as the California Consumer Privacy Act of 2018, California Privacy Rights Act, the Colorado Privacy Act, the Connecticut Data Privacy Act, and the Utah Consumer Privacy Act, which give new data privacy rights to their residents and impose significant obligations related to the handling of personal data. With our business increasingly providing aaS offerings, malicious parties could target such services, potentially resulting in an increased risk of compromise of customer data and regulatory exposure. Incidents involving our cyber or physical security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information, intellectual property, or sensitive, confidential, or personal data about us, our clients, or our customers, including the potential loss or disclosure of such data as a result of fraud or other forms of deception, could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information; result in regulatory fines, litigation, and potential liability for us; damage our brand and reputation; or otherwise harm our business. We also could lose existing or potential customers of services or other IT solutions or incur significant expenses in connection with our customers’ system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of managing an incident and implementing further data protection measures could be significant.

Additionally, we have at times experienced, and may experience, other security issues that are not the results of any action or attack from malicious parties, whether due to employee or insider error or malfeasance, system errors or vulnerabilities in our or other parties’ systems. Portions of our IT infrastructure also have experienced, and may experience, interruptions, delays, or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. As our IT environment continues to evolve, we may not be successful in adopting or implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive, and resource intensive. Furthermore, our data centers depend on predictable and reliable energy and networking capabilities, the cost or availability of which could be adversely affected or disrupted by a variety of factors, including but not limited to the effects of climate change. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins, or lost customers resulting from these events could reduce our revenue, increase our expenses, and adversely affect our reputation and stock price.

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

Failure to complete the Merger with Juniper Networks may adversely affect our business and our stock price.

Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including but not limited to (i) the adoption of the Agreement and Plan of Merger (the “Merger Agreement”), by and among Juniper Networks, HPE and Jasmine Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of HPE (“Merger Sub”), by Juniper Networks’ stockholders; (ii) the absence of any injunction, order or law preventing, prohibiting or making illegal the consummation of the Merger; (iii) the expiration or termination of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and the receipt of all other required approvals, consents or clearances under specified foreign antitrust laws and foreign investment laws without imposition of a Burdensome Condition

(as defined in the Merger Agreement); and (iv) in the case of the obligations of HPE and Merger Sub to effect the Merger, the absence of a material adverse effect with respect to Juniper Networks that is continuing as of the closing. There can be no assurance that these or other closing conditions will be satisfied in a timely manner or at all. Any delay in completing the Merger could cause us not to realize some or all of the anticipated benefits when expected, if at all. If the Merger is not completed, our stock price could be impacted to the extent it reflects an assumption that we will complete the Merger, and additionally, we may suffer other consequences that could adversely affect our business, results of operations, and stock price, including incurring significant acquisition costs that we would be unable to recover, negative publicity, and a negative impression of us in the investment community. Furthermore, under certain specified circumstances, including the termination of the Merger Agreement by either us or Juniper Networks because certain required regulatory clearances are not obtained or the terms of the Merger Agreement are materially breached by us, upon termination we would be required to pay Juniper Networks a termination fee of $815 million.

Failure to realize the benefits expected from the Merger with Juniper Networks could adversely affect our business or our stock price.

There can be no assurance that we will realize any of the significant benefits that we expect to result from the Merger, or realize them within the anticipated timeframe. Achieving these benefits will depend, in part, on our ability to integrate Juniper Networks’ business successfully and efficiently. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•preserving customer and other important relationships of Juniper Networks and attracting new business and operational relationships;
•integrating financial forecasting and controls, procedures and reporting cycles;
•consolidating and integrating corporate, information technology, finance and administrative infrastructures;
•coordinating sales and marketing efforts to effectively position our capabilities;
•coordinating and integrating operations, including in countries in which we have not previously operated; and
•integrating employees and related human capital management systems and benefits, maintaining employee morale and retaining key employees.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits of the Merger on our anticipated timeframe or at all, and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. The successful integration of Juniper Networks will require significant management attention both before and after the completion of the Merger with Juniper Networks, and may divert the attention of management from our business and operational issues.

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

Our failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations and our ability to execute our strategy. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations. As competition for highly skilled employees in our industry has grown increasingly intense, we have experienced, and may in the future experience, higher than anticipated levels of employee attrition, which has resulted in increased costs to hire new employees with the desired skills and may do so again in the future. In addition, significant or prolonged turnover or revised hiring priorities may negatively impact our operations and culture, as well as our ability to successfully maintain our processes and procedures, including due to the loss of historical, technical, and other expertise. These risks to attracting and retaining the necessary talent may be exacerbated by recent labor constraints and inflationary pressures on employee wages and benefits. Further, integration of employees and businesses as a result of our acquisitions, including the Merger, may present challenges, which could negatively affect our ability to retain and recruit personnel who are essential to our future success.

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

Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets, or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Interest and other expenses have varied, and could continue to vary, materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, costs of hedging activities and the fair value of derivative instruments. It is difficult to predict the impact of such events on us, our third-party partners, our customers, or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. Such actions have impacted, and may further impact our ability, desire, or the timing of seeking funding for various investment opportunities. Economic downturns also may lead to restructuring actions and associated expenses. Further, reduced U.S. federal government spending may limit demand for our products, services, and solutions from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products, services, and solutions.

Our business and financial performance also could be adversely affected by changes in U.S. trade policy, U.S. export controls and sanctions, and U.S. regulations concerning imports, as well as international laws and regulations relating to global trade. Current U.S. government trade policy includes the imposition of tariffs on certain foreign goods, including information and communication technology products. These measures have materially increased costs for certain goods imported into the United States. As a result, our business has in the past been impacted by forced material price increases, which in turn resulted in price increases for our offerings, which subsequently limited demand or reduced margins for our offerings, all of which may impact us again from time to time in the future. Additionally, U.S. trading partners may adopt their own trade policies making it more difficult or costly for us to export our products to those countries. Similarly, changes in regulations relating to exports have led to export delays and could in the future prevent us from exporting products to certain locations or customers entirely, which have in some instances impacted, and could in the future impact, our financial performance. In addition, changes in requirements relating to making foreign direct investments could increase our cost of doing business in certain jurisdictions, prevent us from shipping products to particular countries or markets, affect our ability to obtain favorable terms for components, increase our operating costs or lead to penalties or restrictions.

Sales outside the United States constituted approximately 64% of our net revenue in fiscal 2023. As such, our future business and financial performance could suffer due to a variety of international factors in addition to those otherwise already disclosed, including:

•ongoing uncertainties as a result of instability or changes in geopolitical conditions, including military or political conflicts, such as those caused by the ongoing conflicts between Russia and Ukraine or in the Middle East (the potential escalation or geographic expansion of which could heighten other risks identified in this report), or the relationship between China and the U.S. (which could, among other things, impact the enforceability of certain contracts or the timing and form of certain payments);
•inflationary pressures, which have increased (though easing slightly), and may continue to increase, costs for materials, supplies, and services;

•adverse or uncertain macroeconomic conditions, including a changing interest rate environment and fears of a potential global economic downturn or recession, which have at times in the past slowed customer demand for our products and services, and may do so again in the future;
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

Certain of the factors described above have, in the past, disrupted the operations of, and adversely impacted our product and component manufacturing and key suppliers, customers, or vendors located outside of the United States, and could do so again in the future. For example, we rely on suppliers in Asia for product assembly and manufacture, the operations of whom are subject to local labor laws and other requirements. Any loss of or limitations on their output or their inability to operate could have an adverse effect on our ability to timely deliver our products and services, which would in turn negatively impact our financial performance.

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

We implement policies, procedures, and training designed to facilitate compliance with anti-corruption laws around the world, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. But in many foreign countries, particularly in those with developing economies, people may engage in business practices prohibited by anti-corruption laws. Our employees and third parties with whom we work may take actions in violation of our policies, and those actions could have an adverse effect on our business and reputation.

Adverse developments affecting our liquidity, capital position, borrowing costs, and access to capital markets could adversely impact our business, financial condition, and results of operations.

We currently maintain investment grade credit ratings with Moody's Investors Service, Standard & Poor's Ratings Services, and Fitch Ratings Services. Despite these investment grade credit ratings at this time, we may experience downgrades in our credit ratings, including but not limited to for reasons in connection with the substantial amount of debt we expect to incur or assume in connection with the Merger. Any such downgrades could increase the cost of borrowing under any indebtedness we may incur, jeopardize our ability to incur debt on terms acceptable to us, reduce market capacity for our commercial paper, or require the posting of additional collateral under our derivative contracts. Additionally, increased borrowing costs, including those arising from a credit rating downgrade, can potentially reduce the competitiveness of our financing business. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position, and access to capital markets.

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

Further, our obligation to consummate the Merger is not subject to a financing condition, and as such, may be subject to events beyond our control, such as the timing of receipt of regulatory approvals. This may require us to raise debt in market conditions or on terms that are less favorable than anticipated, with less flexibility to address funding needs through an alternative mechanism.

Our debt obligations may adversely affect our business and our ability to meet our obligations and pay dividends.

In addition to our current total carrying debt, we may also incur additional indebtedness in the future, including a substantial amount in order to consummate the Merger. This collective amount of debt could have important adverse consequences to us and our investors, including requiring a substantial portion of our cash flow from operations to make principal and interest payments; making it more difficult to satisfy other obligations; increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing; increasing our vulnerability to general adverse economic and industry conditions; reducing the cash flows available to fund capital expenditures and other corporate purposes and to grow our business; limiting our flexibility in planning for, or reacting to, changes in our business and industry; and limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase our common stock.

Recent quantitative tightening by the U.S. Federal Reserve, along with other central banks around the world, have affected, and may continue to affect, our short-term ability to incur debt at reasonable prices, or our desire to incur debt at all. To the extent that we incur additional indebtedness, the risks described above could increase, including requiring additional expected cash flows from operations to service our debt. In addition, our actual cash requirements to operate our business in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.

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

In addition, our business is subject to an ever-growing number of laws addressing privacy and information security. In particular, we face an increasingly complex regulatory environment as we adjust to new and future requirements relating to the security of our offerings. The increase in aaS offerings may also be impacted by data localization and international data transfer requirements under various privacy laws, including those arising from the Schrems II ruling in Europe. If we were to violate or become liable under laws or regulations associated with privacy or security, we could incur substantial costs or be exposed to potential regulatory fines, civil or criminal sanctions, third-party claims, and reputational damage. We have received inquiries, and may be subject to demands, claims, lawsuits, regulatory investigations, and additional inquiries (including those from U.S. or foreign governmental authorities), relating to cybersecurity and data incidents that we have experienced or may in the future experience.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased and Settled as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (November 2023)	179	$15.32	179	$961,779
Month 2 (December 2023)	—	—	—	961,779
Month 3 (January 2024)	—	—	—	$961,779
Total	179	$15.32	179
As of January 31, 2024, the Company had a remaining authorization of approximately $1.0 billion for future share repurchases.

Item 5. Other Information
Trading Plans
During the fiscal quarter ended January 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
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
For a summary of our revenue recognition policies, see "Revenue Recognition" described in Note 1, "Overview and Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
Item 6. Exhibits.
The Exhibit Index beginning on page 63 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc., and Nimble Storage, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

2.16	Employee Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation,	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.18	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Canopy Merger Sub, Inc., and Cray Inc.	8-K	001-37483	2.1	May 17, 2019
2.27	Agreement and Plan of Merger, dated as of July 11, 2020, by and among Hewlett Packard Enterprise Company, Santorini Merger Sub, Inc., Silver Peak Systems, Inc., and certain other parties thereto	8-K	001-37483	2.1	July 13, 2020
2.28	Agreement and Plan of Merger, dated as of January 9, 2024, by and among Juniper Networks, Inc., Hewlett Packard Enterprise Company, and Jasmine Acquisition Sub, Inc. (certain schedules and exhibits omitted pursuant to Regulation S-K Item 601(a)(5)).	8-K	001-37483	2.1	January 10, 2024
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Second Amended and Restated Bylaws effective September 27, 2023	8-K	001-37483	3.1	September 28, 2023
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015

4.2	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.3	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.4	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.5	Seventeenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.450% notes due 2024	8-K	001-37483	4.2	July 17, 2020
4.6	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.7	Nineteenth Supplemental Indenture, dated as of March 21, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.900% notes due 2024	8-K	001-37483	4.2	March 21, 2023
4.8	Twentieth Supplemental Indenture, dated as of March 21, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 6.102% notes due 2026	8-K	001-37483	4.3	March 21, 2023
4.9	Twenty-First Supplemental Indenture, dated as of June 14, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.250% notes due 2028	8-K	001-37483	4.3	June 14, 2023
4.10	Registration Rights Agreement, dated as of October 9, 2015, by and among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.11	Form of Subordinated Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.12	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.12	December 22, 2023
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022
10.4	Amendment No. 2 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 6, 2023
10.5	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015

10.6	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.7	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.8	Form of Performance-Contingent Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.9	Form of Performance-Adjusted Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.10	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.11	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-216481	4.3	March 6, 2017
10.12	SimpliVity Corporation 2009 Stock Plan*	S-8	333-217438	4.3	April 24, 2017
10.13	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.14	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.15	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.16	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.17	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)	10-Q	001-37483	10.29	September 4, 2018
10.18	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September 4, 2018
10.19	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.20	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.21	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.22	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.23	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.24	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.25	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.3	October 29, 2020
10.26	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.27	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.28	2021 Stock Incentive Plan – Form of Performance-Adjusted Restricted Stock Units Grant Agreement*	10-K	001-37483	10.31	December 10, 2021
10.29	Five-Year Credit Agreement dated as of December 10, 2021 among Hewlett Packard Enterprise Company, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent	10-Q	001-37483	10.33	March 3, 2022
10.30	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2022)*	10-K	001-37483	10.31	December 8, 2022

10.31	2021 Stock Incentive Plan - Form of Non-Employee Director Restricted Stock Units Grant Agreement (for grants beginning April 2023)*	10-Q	001-37483	10.32	June 2, 2023
10.32	OpsRamp, Inc. 2014 Equity Incentive Plan*	10-Q	001-37483	10.33	June 2, 2023
10.33	Put Share Purchase Agreement, dated May 26, 2023, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (portions omitted pursuant to Regulation S-K Item 601(b)(10)(iv))	10-Q	001-37483	10.34	June 2, 2023
10.34	2021 Stock Incentive Plan - Form of Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.34	December 22, 2023
10.35	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.35	December 22, 2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ Marie Myers
Marie Myers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: March 5, 2024