Form 10-Q
period 2024-07-31
Hewlett Packard Enterprise Co
filed 2024-09-05
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2024
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1701 East Mossy Oaks Road,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip code)
(678)			259-9860
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of August 29, 2024 was 1,298,668,639 shares, par value $0.01.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2024

Table of Content

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries ("Hewlett Packard Enterprise") may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words "believe", "expect", "anticipate", “guide”, “optimistic”, "intend", “aim”, "will", "estimates", "may", "could", "should" and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any anticipated financial or operational benefits associated with the segment realignment that became effective as of the beginning of the first quarter of fiscal 2024; any projections, estimations, or expectations of addressable markets and their sizes, revenue (including annualized revenue run-rate), margins, expenses (including stock-based compensation expenses), investments, effective tax rates, interest rates, the impact of tax law changes and related guidance and regulations, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections or estimations of future orders, including as-a-service orders; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution and consummation of corporate transactions or contemplated acquisitions (including but not limited to our proposed acquisition of Juniper Networks, Inc.) and dispositions (including but not limited to the disposition of H3C shares and the receipt of proceeds therefrom), research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to products or services; any statements concerning technological and market trends, the pace of technological innovation, and adoption of new technologies, including artificial intelligence-related and other products and services offered by Hewlett Packard Enterprise; any statements regarding current or future macroeconomic trends or events and the impacts of those trends and events on Hewlett Packard Enterprise and our financial performance, including but not limited to supply chain, demand for our products and services, and access to liquidity, and our actions to mitigate such impacts on our business; the scope and duration of outbreaks, epidemics, pandemics, or public health crises, the ongoing conflicts between Russia and Ukraine and in the Middle East, and the relationship between China and the U.S., and our actions in response thereto, and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any statements regarding future regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues, among others; any statements regarding pending investigations, claims, or disputes; any statements of expectation or belief, including those relating to future guidance and the financial performance of Hewlett Packard Enterprise; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise’s businesses; the competitive pressures faced by Hewlett Packard Enterprise’s businesses; risks associated with executing Hewlett Packard Enterprise’s strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to supply chain constraints, the use and development of artificial intelligence, the inflationary environment, the ongoing conflicts between Russia and Ukraine and in the Middle East, and the relationship between China and the U.S.; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including from public health crises, such as pandemics or epidemics, and geopolitical events, such as those mentioned above); the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution of Hewlett Packard Enterprise’s transformation and mix shift of its portfolio of offerings; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from macroeconomic or geopolitical events, such as those mentioned above, the prospect of a shutdown of the U.S. federal government; the hiring and retention of key employees; the execution, integration, consummation, and other risks associated with business combination, disposition, and investment transactions, including but not limited to the risks associated with the disposition of H3C shares and the receipt of proceeds therefrom and completion of our proposed acquisition of Juniper Networks, Inc. and our ability to integrate and implement our plans, forecasts, and other expectations with respect to the consolidated business; the impact of changes to privacy, cybersecurity, environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims, and disputes; the impacts of tax law changes and related guidance or regulations; and other risks that are described herein, including but not limited to the items discussed in

Table of Content

"Risk Factors" in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2023 and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	For the three months ended July 31,		For the nine months ended July 31,
	2024	2023	2024	2023
	In millions, except per share amounts
Net Revenue:
Products	$4,854	$4,231	$13,134	$13,587
Services	2,688	2,629	8,049	7,802
Financing income	168	142	486	395
Total net revenue	7,710	7,002	21,669	21,784
Costs and Expenses:
Cost of products	3,438	2,744	8,998	8,942
Cost of services	1,708	1,646	5,032	4,892
Financing cost	125	102	367	270
Research and development	547	578	1,719	1,771
Selling, general and administrative	1,229	1,302	3,660	3,828
Amortization of intangible assets	60	72	198	216
Transformation costs	14	65	67	227
Disaster charges	5	1	5	5
Acquisition, disposition and other related charges	37	21	126	51
Total costs and expenses	7,163	6,531	20,172	20,202
Earnings from operations	547	471	1,497	1,582
Interest and other, net	(12)	(8)	(122)	(81)
Earnings from equity interests	73	73	161	180
Earnings before provision for taxes	608	536	1,536	1,681
Provision for taxes	(96)	(72)	(323)	(298)
Net earnings	$512	$464	$1,213	$1,383
Net Earnings Per Share:
Basic	$0.39	$0.36	$0.93	$1.06
Diluted	$0.38	$0.35	$0.92	$1.05
Weighted-average Shares Used to Compute Net Earnings Per Share:
Basic	1,312	1,299	1,308	1,300
Diluted	1,332	1,316	1,325	1,317

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended July 31,		For the nine months ended July 31,
	2024	2023	2024	2023
	In millions
Net earnings	$512	$464	$1,213	$1,383
Other Comprehensive (Loss) Income Before Taxes
Change in Net Unrealized Gains (Losses) on Available-for-sale Securities:
Net unrealized gains (losses) arising during the period	3	(1)	6	4
	3	(1)	6	4
Change in Net Unrealized (Losses) Gains on Cash Flow Hedges:
Net unrealized losses arising during the period	(34)	(25)	(69)	(525)
Net losses reclassified into earnings	3	60	2	346
	(31)	35	(67)	(179)
Change in Unrealized Components of Defined Benefit Plans:
Net unrealized losses arising during the period	(1)	(2)	(2)	(2)
Amortization of net actuarial loss and prior service benefit	34	37	102	108
Curtailments, settlements and other	—	3	1	3
	33	38	101	109
Change in Cumulative Translation Adjustment	(9)	(30)	(17)	(11)
Other Comprehensive (Loss) Income Before Taxes	(4)	42	23	(77)
Benefit (Provision) for Taxes	5	(13)	4	26
Other Comprehensive Income (Loss), Net of Taxes	1	29	27	(51)
Comprehensive Income	$513	$493	$1,240	$1,332

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	July 31, 2024	October 31, 2023
	(Unaudited)	(Audited)
	In millions, except par value and shares
ASSETS
Current Assets:
Cash and cash equivalents	$3,642	$4,270
Accounts receivable, net of allowances	3,857	3,481
Financing receivables, net of allowances	3,705	3,543
Inventory	7,679	4,607
Assets held for sale	6	—
Other current assets	3,516	3,047
Total current assets	22,405	18,948
Property, plant and equipment, net	5,738	5,989
Long-term financing receivables and other assets	11,926	11,377
Investments in equity interests	2,318	2,197
Goodwill	17,988	17,988
Intangible assets	477	654
Total assets	$60,852	$57,153
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and short-term borrowings	$3,864	$4,868
Accounts payable	10,085	7,136
Employee compensation and benefits	1,166	1,724
Taxes on earnings	150	155
Deferred revenue	3,803	3,658
Accrued restructuring	86	180
Liabilities held for sale	59	—
Other accrued liabilities	4,652	4,161
Total current liabilities	23,865	21,882
Long-term debt	7,939	7,487
Other non-current liabilities	6,914	6,546
Commitments and Contingencies
HPE Stockholders' Equity:
Common stock, $0.01 par value (9,600,000,000 shares authorized; 1,298,356,235 and 1,282,630,405 shares issued and outstanding as of July 31, 2024 and October 31, 2023, respectively)	13	13
Additional paid-in capital	28,361	28,199
Accumulated deficit	(3,240)	(3,946)
Accumulated other comprehensive loss	(3,057)	(3,084)
Total HPE stockholders' equity	22,077	21,182
Non-controlling interests	57	56
Total stockholders' equity	22,134	21,238
Total liabilities and stockholders' equity	$60,852	$57,153
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended July 31,
	2024	2023
	In millions
Cash Flows from Operating Activities:
Net earnings	$1,213	$1,383
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and amortization	1,924	1,961
Stock-based compensation expense	341	357
Provision for inventory and credit losses	125	189
Restructuring charges	20	133
Deferred taxes on earnings	16	(2)
Earnings from equity interests	(161)	(180)
Dividends received from equity investees	43	34
Other, net	160	(7)
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Accounts receivable	(383)	623
Financing receivables	(311)	(870)
Inventory	(3,195)	491
Accounts payable	3,002	(3,146)
Taxes on earnings	108	26
Restructuring	(144)	(201)
Other assets and liabilities	(447)	794
Net cash provided by operating activities	2,311	1,585
Cash Flows from Investing Activities:
Investment in property, plant and equipment and software assets	(1,759)	(2,153)
Proceeds from sale of property, plant and equipment	280	347
Purchases of investments	(16)	(10)
Proceeds from maturities and sales of investments	5	8
Financial collateral posted	(728)	(1,410)
Financial collateral received	638	793
Payments made in connection with business acquisitions, net of cash acquired	—	(761)
Net cash used in investing activities	(1,580)	(3,186)
Cash Flows from Financing Activities:
Short-term borrowings with original maturities less than 90 days, net	(50)	(54)
Proceeds from debt, net of issuance costs	2,156	3,886
Payment of debt	(2,794)	(3,062)
Cash settlement for derivative hedging debt	—	(7)
Net payments related to stock-based award activities	(69)	(100)
Repurchase of common stock	(100)	(366)
Cash dividends paid to non-controlling interests, net of contributions	(8)	—
Cash dividends paid to shareholders	(507)	(465)
Net cash used in financing activities	(1,372)	(168)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(35)	138
Decrease in cash, cash equivalents and restricted cash	(676)	(1,631)
Cash, cash equivalents and restricted cash at beginning of period	4,581	4,763
Cash, cash equivalents and restricted cash at end of period	$3,905	$3,132
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock
For the three months ended July 31, 2024	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of April 30, 2024	1,297,931	$13	$28,308	$(3,583)	$(3,058)	$21,680	$54	$21,734
Net earnings				512		512	3	515
Other comprehensive income					1	1		1
Comprehensive income						513	3	516
Stock-based compensation expense			80			80		80
Tax withholding related to vesting of employee stock plans			(6)			(6)		(6)
Issuance of common stock in connection with employee stock plans and other	2,846		29			29		29
Repurchases of common stock	(2,421)		(50)			(50)		(50)
Cash dividends declared ($0.13 per share)				(169)		(169)	—	(169)
Balance as of July 31, 2024	1,298,356	$13	$28,361	$(3,240)	$(3,057)	$22,077	$57	$22,134

) Represents the impact of the adoption of the accounting standard on the s on financial instruments.

For the nine months ended July 31, 2024	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2023	1,282,630	$13	$28,199	$(3,946)	$(3,084)	$21,182	$56	$21,238
Net earnings				1,213		1,213	9	1,222
Other comprehensive income					27	27		27
Comprehensive income						1,240	9	1,249
Stock-based compensation expense			341			341		341
Tax withholding related to vesting of employee stock plans			(132)			(132)		(132)
Issuance of common stock in connection with employee stock plans and other	21,008		53			53		53
Repurchases of common stock	(5,282)		(100)			(100)		(100)
Cash dividends declared ($0.39 per share)				(507)		(507)	(8)	(515)
Balance as of July 31, 2024	1,298,356	$13	$28,361	$(3,240)	$(3,057)	$22,077	$57	$22,134

Table of Content

	Common Stock
For the three months ended July 31, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of April 30, 2023	1,291,503	$13	$28,274	$(4,743)	$(3,178)	$20,366	$55	$20,421
Net earnings				464		464	—	464
Other comprehensive income					29	29		29
Comprehensive income						493	—	493
Stock-based compensation expense			91			91		91
Tax withholding related to vesting of employee stock plans			(11)			(11)		(11)
Issuance of common stock in connection with employee stock plans and other	3,288		22			22		22
Repurchases of common stock	(12,053)		(185)			(185)		(185)
Cash dividends declared ($0.12 per share)				(154)		(154)		(154)
Balance as of July 31, 2023	1,282,738	$13	$28,191	$(4,433)	$(3,149)	$20,622	$55	$20,677

	Common Stock
For the nine months ended July 31, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2022	1,281,037	$13	$28,299	$(5,350)	$(3,098)	$19,864	$45	$19,909
Net earnings				1,383		1,383	10	1,393
Other comprehensive loss					(51)	(51)		(51)
Comprehensive income						1,332	10	1,342
Stock-based compensation expense			357			357		357
Tax withholding related to vesting of employee stock plans			(151)			(151)		(151)
Issuance of common stock in connection with employee stock plans and other	25,423		48	(1)		47		47
Repurchases of common stock	(23,722)		(362)			(362)		(362)
Cash dividends declared ($0.36 per share)				(465)		(465)		(465)
Balance as of July 31, 2023	1,282,738	$13	$28,191	$(4,433)	$(3,149)	$20,622	$55	$20,677

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
Basis of Presentation and Consolidation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). The Company’s unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated businesses of the Company have been eliminated. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of July 31, 2024 and October 31, 2023, its results of operations for the three and nine months ended July 31, 2024 and 2023, its cash flows for the nine months ended July 31, 2024 and 2023, and its statements of stockholders' equity for the three and nine months ended July 31, 2024 and 2023.
The results of operations and the cash flows for the three and nine months ended July 31, 2024 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, as filed with the U.S. Securities and Exchange Commission ("SEC") on December 22, 2023.
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
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Recently Adopted Accounting Pronouncements
In September 2022, FASB issued guidance to enhance the transparency of supplier finance programs. The amendments require the disclosure of sufficient information about the program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The Company adopted this guidance in the first quarter of fiscal 2024 except for the disclosure on the roll forward information, which is effective for fiscal 2025. The Company enters into supplier financing arrangements with external financial institutions. Under these arrangements, suppliers can choose to settle outstanding payment obligations at a discount. The Company holds no economic interest in suppliers' participation, nor does it provide guarantees or pledge assets under these arrangements. Invoices are settled with the financial institutions based on the original supplier payment terms. These arrangements do not alter the Company's rights and obligations towards suppliers, including scheduled payment terms. Liabilities associated with the funded participation in these arrangements, as presented within Accounts Payable on the Condensed Consolidated Balance Sheets, amounted to $502 million, and $295 million as of July 31, 2024 and October 31, 2023, respectively.
Recently Enacted Accounting Pronouncements
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
Server consists of general-purpose servers for multi-workload computing and workload-optimized servers to deliver the best performance and value for demanding applications, and integrated systems comprised of software and hardware designed to address High-Performance Computing and Supercomputing (including exascale applications), Artificial Intelligence ("AI"), Data Analytics, and Transaction Processing workloads for government and commercial customers globally. This portfolio of products includes our secure and versatile HPE ProLiant Rack and Tower servers; HPE Synergy, a composable infrastructure for traditional and cloud-native applications; HPE Scale Up Servers product lines for critical applications, including large enterprise software applications and data analytics platforms; HPE Edgeline servers; HPE Cray EX; HPE Cray XD (formerly known as HPE Apollo); and HPE NonStop. Server offerings also include operational and support services sold with systems and as standalone services.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Segment Operating Results
Segment net revenue and operating results were as follows:

	Server	Hybrid Cloud	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Three months ended July 31, 2024:
Net revenue	$4,217	$1,244	$1,110	$877	$262	$7,710
Intersegment net revenue	63	56	11	2	—	132
Total segment net revenue	$4,280	$1,300	$1,121	$879	$262	$7,842
Segment earnings (loss) from operations	$464	$66	$251	$79	$(4)	$856
Three months ended July 31, 2023:
Net revenue	$3,071	$1,361	$1,453	$871	$246	$7,002
Intersegment net revenue	97	36	3	2	—	138
Total segment net revenue	$3,168	$1,397	$1,456	$873	$246	$7,140
Segment earnings (loss) from operations	$319	$75	$402	$72	$(20)	$848

Nine months ended July 31, 2024:
Net revenue	$11,275	$3,642	$3,384	$2,616	$752	$21,669
Intersegment net revenue	224	162	24	3	—	413
Total segment net revenue	$11,499	$3,804	$3,408	$2,619	$752	$22,082
Segment earnings (loss) from operations	$1,273	$123	$841	$234	$(23)	$2,448
Nine months ended July 31, 2023:
Net revenue	$10,447	$4,068	$3,957	$2,590	$722	$21,784
Intersegment net revenue	340	84	12	14	—	450
Total segment net revenue	$10,787	$4,152	$3,969	$2,604	$722	$22,234
Segment earnings (loss) from operations	$1,470	$181	$961	$211	$(61)	$2,762

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
    The reconciliation of segment operating results to Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2024	2023	2024	2023
	In millions
Net Revenue:
Total segments	$7,842	$7,140	$22,082	$22,234
Eliminations of intersegment net revenue	(132)	(138)	(413)	(450)
Total consolidated net revenue	$7,710	$7,002	$21,669	$21,784
Earnings Before Taxes:
Total segment earnings from operations	$856	$848	$2,448	$2,762
Unallocated corporate costs and eliminations	(85)	(130)	(218)	(327)
Stock-based compensation expense	(80)	(91)	(341)	(357)
Amortization of intangible assets	(60)	(72)	(198)	(216)
Transformation costs	(14)	(65)	(67)	(227)
Disaster recovery (charges)	2	2	34	(2)
Divestiture related exit costs	(35)	—	(35)	—
Acquisition, disposition and other related charges	(37)	(21)	(126)	(51)
Interest and other, net	(12)	(8)	(122)	(81)
Earnings from equity interests	73	73	161	180
Total earnings before provision for taxes	$608	$536	$1,536	$1,681
Geographic Information
Net revenue by geographic region was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2024	2023	2024	2023
	In millions
Americas:
United States	$2,882	$2,433	$7,760	$7,713
Americas excluding U.S.	528	539	1,595	1,628
Total Americas	3,410	2,972	9,355	9,341
Europe, Middle East and Africa	2,555	2,434	7,443	7,605
Asia Pacific and Japan	1,745	1,596	4,871	4,838
Total consolidated net revenue	$7,710	$7,002	$21,669	$21,784
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Cost Optimization and Prioritization Plan
The components of transformation costs relating to the Cost Optimization and Prioritization Plan were as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2024	2023	2024	2023
	In millions
Program management	$—	$2	$2	$4
IT costs	3	—	10	16
Restructuring charges	4	38	22	127
Total	$7	$40	$34	$147
HPE Next Plan
The components of transformation costs relating to HPE Next Plan were as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2024	2023	2024	2023
	In millions
IT costs	$10	$25	$38	$74
Restructuring charges	(2)	—	(2)	6
Other	—	—	—	1
Total	$8	$25	$36	$81
Restructuring Plan
Restructuring activities related to the Company's employees and infrastructure under the Cost Optimization and Prioritization Plan and HPE Next Plan are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2023	$152	$127	$6	$27
Charges (credits)	25	(3)	—	(2)
Cash payments	(104)	(33)	(3)	(4)
Non-cash items	(2)	4	—	1
Liability as of July 31, 2024	$71	$95	$3	$22
Total costs incurred to date, as of July 31, 2024	$818	$558	$1,267	$268
Total expected costs to be incurred as of July 31, 2024	$820	$560	$1,267	$270
The current restructuring liability related to the transformation programs, reported in the Condensed Consolidated Balance Sheets as of July 31, 2024 and October 31, 2023, was $86 million and $180 million, respectively, in Accrued restructuring, and $19 million and $22 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of July 31, 2024 and October 31, 2023, was $86 million and $110 million, respectively.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4: Retirement Benefit Plans
The Company's net pension benefit cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2024	2023	2024	2023
	In millions
Service cost	$12	$13	$36	$39
Interest cost(1)	101	98	304	288
Expected return on plan assets(1)	(136)	(138)	(410)	(402)
Amortization and Deferrals(1):
Actuarial loss	37	41	111	120
Prior service benefit	(2)	(3)	(6)	(8)
Net periodic benefit cost	12	11	35	37
Settlement loss and special termination benefits(1)	1	3	3	4
Total net benefit cost	$13	$14	$38	$41

(1)These non-service components were included in Interest and other, net in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
For the three months ended July 31, 2024 and 2023, the Company recorded income tax expense of $96 million and $72 million, respectively, which reflects an effective tax rate of 15.8% and 13.4%, respectively. For the nine months ended July 31, 2024 and 2023, the Company recorded income tax expense of $323 million and $298 million, respectively, which reflects an effective tax rate of 21.0% and 17.7%, respectively. For the three months ended July 31, 2024, and the three and nine months ended July 31, 2023, the effective tax rate differed from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but is also impacted by discrete tax adjustments during each fiscal period.
For the three and nine months ended July 31, 2024, the Company recorded immaterial net income tax benefits related to various items discrete to the period.
For the three and nine months ended July 31, 2023, the Company recorded $8 million of net income tax charges and $17 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended July 31, 2023, this amount primarily included $15 million of net income tax charges related to U.S. and foreign provision to tax return changes and $11 million of net income tax charges related to tax audit settlements and changes in uncertain tax positions, partially offset by $19 million of net income tax benefits related to transformation costs, and acquisition, disposition and other related charges. For the nine months ended July 31, 2023, this amount primarily included $55 million of net income tax benefits related to transformation costs, and acquisition, disposition and other related charges and $15 million of net excess tax benefits related to stock-based compensation, partially offset by $32 million of net income tax charges related to tax audit settlements and changes in uncertain tax positions and $20 million of net income tax charges related to U.S. and foreign provision to tax return changes.
Uncertain Tax Positions
As of July 31, 2024 and October 31, 2023, the amount of unrecognized tax benefits was $738 million and $672 million, respectively, of which up to $357 million and $354 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods.
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in Provision for taxes in the Condensed Consolidated Statements of Earnings. As of July 31, 2024 and October 31, 2023, the Company had accrued $56 million for interest and penalties in the Condensed Consolidated Balance Sheets.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. The Company is no longer subject to U.S. federal tax audits for years prior to 2017. The Internal Revenue Service (“IRS”) is conducting audits of the Company's fiscal 2017 through 2022 U.S. federal income tax returns. During the fourth quarter of fiscal 2023, the IRS issued notices of proposed adjustments (“NOPAs”) for 2017, 2018, and 2019 relating to HPE’s intercompany transfer pricing. During the first quarter of fiscal 2024, the IRS issued a Revenue Agent Report (“RAR”) finalizing their position on the NOPAs for the same issues and same fiscal years. However, HPE disagreed with the IRS’ adjustments and believes the positions taken on its tax returns are more likely than not to prevail on technical merits and has continued with settlement discussions with the IRS. During the fiscal quarter, the Company submitted a formal settlement offer to the IRS to facilitate the closing of the audit and recorded increased reserves for unrecognized tax benefits of $122 million. The impact of the increase in reserves is almost entirely offset with a valuation allowance release, and the net impact to income tax expense for the three and nine months ended July 31, 2024 was not material. It is reasonably possible that the IRS audit for fiscal 2017 through 2019 may be concluded in the next 12 months, and it is reasonably possible that existing unrecognized tax benefits related to these years may be reduced by an amount up to $358 million within the next 12 months, the majority of which relates to adjustments to foreign tax credits that carry a full valuation allowance or to the timing of intercompany royalty revenue recognition, neither of which affects the Company’s effective tax rate.
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
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2024	October 31, 2023
	In millions
Deferred tax assets	$2,287	$2,264
Deferred tax liabilities	(341)	(326)
Deferred tax assets net of deferred tax liabilities	$1,946	$1,938
Note 6: Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash

	As of
	July 31, 2024	October 31, 2023
	In millions
Cash and cash equivalents	$3,642	$4,270
Restricted cash(1)	263	311
Total	$3,905	$4,581

(1)    The Company included restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
Inventory

	As of
	July 31, 2024	October 31, 2023
	In millions
Purchased parts and fabricated assemblies	$5,209	$2,940
Finished goods	2,470	1,667
Total	$7,679	$4,607

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Property, Plant and Equipment, net

	As of
	July 31, 2024	October 31, 2023
	In millions
Land	$66	$66
Buildings and leasehold improvements	1,607	1,521
Machinery and equipment, including equipment held for lease	10,503	10,382
Gross property, plant and equipment	12,176	11,969
Accumulated depreciation	(6,438)	(5,980)
Property, plant and equipment, net	$5,738	$5,989
Warranties
The Company's aggregate product warranty liabilities and changes for the nine months ended July 31, 2024, and the fiscal year ended October 31, 2023 were as follows:

	As of
	July 31, 2024	October 31, 2023
	In millions
Balance at beginning of period	$318	$360
Charges	120	184
Adjustments related to pre-existing warranties	(6)	(18)
Settlements made	(140)	(208)
Balance at end of period	$292	$318
Contract Balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	July 31, 2024	October 31, 2023
	In millions
Accounts receivable	$3,558	$3,254
Unbilled receivables	312	264
Allowances	(13)	(37)
Total	$3,857	$3,481
The allowances for credit losses related to accounts receivable and changes for the nine months ended July 31, 2024, and the fiscal year ended October 31, 2023 were as follows:

	As of
	July 31, 2024	October 31, 2023
	In millions
Balance at beginning of period	$37	$25
Provision for credit losses	30	29
Adjustments to existing allowances, including write offs	(54)	(17)
Balance at end of period	$13	$37

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Sale of Trade Receivables
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For the three and nine months ended July 31, 2024, the Company sold $0.7 billion and $2.3 billion of trade receivables, respectively. For the fiscal year ended October 31, 2023, the Company sold $4.1 billion of trade receivables. The Company recorded an obligation of $46 million and $80 million within Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of July 31, 2024 and October 31, 2023, respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities and Remaining Performance Obligations
Contract liabilities consist of deferred revenue and customer deposits. A summary of contract liabilities were as follows:

		As of
		July 31, 2024	October 31, 2023
	Location	In millions
Customer deposits	Other accrued liabilities	$538	$392
Customer deposits - non-current	Other non-current liabilities	48	144
Total customer deposits		$586	$536

Deferred revenue	Deferred revenue	$3,803	$3,658
Deferred revenue - non-current	Other non-current liabilities	3,545	3,281
Total deferred revenue		$7,348	$6,939
For the nine months ended July 31, 2024, approximately $3.1 billion of revenue was recognized relating to contract liabilities recorded as of October 31, 2023.
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency. As of July 31, 2024, the aggregate amount of deferred revenue, was $7.3 billion. The Company expects to recognize approximately 18% of this balance over fiscal 2024 with the remainder to be recognized thereafter. The Company receives payments in advance of completion of its contractual obligations, these payments are considered customer deposits. As customer acceptance milestones are met, the Company will recognize revenue and reduce the amount of contract liabilities. As of July 31, 2024, the aggregate amount of customer deposits was $586 million. The Company expects to recognize $538 million over the next twelve months and the remaining balance thereafter.
Costs to Obtain a Contract
As of July 31, 2024, the current and non-current portions of the capitalized costs to obtain a contract were $88 million and $138 million, respectively. As of October 31, 2023, the current and non-current portions of the capitalized costs to obtain a contract were $86 million and $138 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheets. For the three and nine months ended July 31, 2024 the Company amortized $27 million and $79 million respectively, of capitalized costs to obtain a contract. For the three and nine months ended July 31, 2023 the Company amortized $24 million and $69 million respectively, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Earnings.

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

	As of
	July 31, 2024	October 31, 2023
	In millions
Minimum lease payments receivable	$9,623	$9,363
Unguaranteed residual value	547	438
Unearned income	(1,112)	(987)
Financing receivables, gross	9,058	8,814
Allowance for credit losses	(209)	(243)
Financing receivables, net	8,849	8,571
Less: current portion	(3,705)	(3,543)
Amounts due after one year, net	$5,144	$5,028
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. For the nine months ended July 31, 2024 and the fiscal year ended October 31, 2023, the Company sold $58 million and $237 million of financing receivables, respectively.
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
The credit risk profile of gross financing receivables, based on internal risk ratings as of July 31, 2024, presented on amortized cost basis by year of origination was as follows:

	As of July 31, 2024
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2024	$1,559	$813	$16
2023	1,943	1,032	58
2022	1,290	760	57
2021	553	384	63
2020 and prior	200	238	92
Total	$5,545	$3,227	$286

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
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of July 31, 2024 and October 31, 2023 and the respective changes for the nine and twelve months then ended were as follows:

	As of
	July 31, 2024	October 31, 2023
	In millions
Balance at beginning of period	$243	$325
Provision for credit losses	34	58
Adjustment to the existing allowance	(1)	—
Write-offs	(67)	(140)
Balance at end of period	$209	$243

Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	July 31, 2024	October 31, 2023
	In millions
Billed:(1)
Current 1-30 days	$344	$320
Past due 31-60 days	55	30
Past due 61-90 days	17	13
Past due > 90 days	92	100
Unbilled sales-type and direct-financing lease receivables	8,550	8,351
Total gross financing receivables	$9,058	$8,814
Gross financing receivables on non-accrual status(2)	$237	$227
Gross financing receivables 90 days past due and still accruing interest(2)	$86	$81

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents amounts included in the Condensed Consolidated Statements of Earnings related to lessor activity:

		For the three months ended July 31,		For the nine months ended July 31,
		2024	2023	2024	2023
	Location	In millions
Interest income from sales-type leases and direct financing leases	Financing Income	$168	$142	$486	$395
Lease income from operating leases	Services	578	606	1,771	1,800
Total lease income		$746	$748	$2,257	$2,195
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
The following table presents the assets and liabilities held by the consolidated VIE as of July 31, 2024 and October 31, 2023, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of
	July 31, 2024	October 31, 2023
Assets held by VIE:	In millions
Other current assets	$220	$145
Financing receivables
Short-term	959	764
Long-term	1,254	983
Property, plant and equipment, net	1,230	1,214
Liabilities held by VIE:
Notes payable and short-term borrowings, net of unamortized debt issuance costs	1,549	1,392
Long-term debt, net of unamortized debt issuance costs	$1,409	$1,082
For the nine months ended July 31, 2024, financing receivables and leased equipment transferred via securitization through the SPE were $1.2 billion and $0.6 billion, respectively. For the fiscal year ended October 31, 2023, financing receivables and leased equipment transferred via securitization through the SPE were $0.8 billion and $0.7 billion, respectively.
Note 8: Acquisitions and Dispositions
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
Pending Disposition of Communications Technology Group ("CTG")
On May 23, 2024, HPE announced plans to divest the CTG business to HCLTech. CTG is included in the Communications and Media Solutions business, which is reported in the Corporate Investments and Other segment. This divestiture includes the platform-based software solutions portions of the CTG portfolio, including systems integration, network applications, data intelligence, and the business support systems groups. The disposition is subject to regulatory approvals and satisfaction of other customary closing conditions. As of July 31, 2024, assets and liabilities to be sold have been presented in the Condensed Consolidated Balance Sheet as assets and liabilities held for sale.
Note 9: Goodwill
Goodwill is tested for impairment at the reporting unit level. As of July 31, 2024, the Company's reporting units are consistent with the reportable segments identified in Note 2, “Segment Information”, with the exception of Server and Corporate Investments and Other. The Server segment contains two reporting units, Compute and HPC & AI. The Corporate Investments and Other segment contains two reporting units, A & PS and CMS. The following table represents the carrying value of goodwill, by reportable segment as of July 31, 2024 and October 31, 2023.

	Server	Hybrid Cloud	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Balance as of October 31, 2023	$10,220	$4,716	$2,908	$144	$—	$17,988
Goodwill adjustments	—	(1)	1	—	—	—
Balance as of July 31, 2024	$10,220	$4,715	$2,909	$144	$—	$17,988
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
The Compute reporting unit has goodwill of $8.2 billion as of July 31, 2024, and excess of fair value over carrying value of 4% as of the interim test date. The Compute business is cyclical in nature. Over the last several years, digital transformation drove increased investment to modernize infrastructure. However, in the current macroeconomic and inflationary environment, customers have slowed their investments resulting in lower server demand and competitive pricing. These dynamics are further compounded by higher supply chain costs. During this cycle, the Compute business continues to focus on capturing market share while maintaining operating margin. If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or if the Company has significant or sustained decline in its stock price, it is possible its estimates about the Compute reporting unit's ability to successfully address the current challenges may change, which could result in the carrying value of the Compute reporting unit exceeding its estimated fair value and potential impairment charges.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The HPC & AI reporting unit has goodwill of $2.0 billion as of July 31, 2024, and excess of fair value over carrying value of 4% as of the interim test date. The HPC & AI business continues to face challenges related to supply chain constraints of key components and other operational challenges impacting our ability to achieve certain customer acceptance milestones required for revenue recognition and resulting cost increases associated with fulfilling contracts over longer than originally anticipated timelines. We currently believe these challenges will be successfully addressed as the supply chain constraints continue to improve. If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or if the Company has significant or sustained decline in its stock price, it is possible its estimates about the HPC & AI reporting unit's ability to successfully address the current challenges may change, which could result in the carrying value of the HPC & AI reporting unit exceeding its estimated fair value and potential impairment charges.
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
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2024				As of October 31, 2023
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$1,207	$—	$1,207	$—	$905	$—	$905
Money market funds	1,271	—	—	1,271	1,672	—	—	1,672
Equity investments	—	—	88	88	—	—	135	135
Foreign bonds	—	102	1	103	1	95	1	97
Other debt securities (1)	—	—	14	14	—	—	22	22
Derivative Instruments:
Foreign exchange contracts	—	261	—	261	—	464	—	464
Other derivatives	—	2	—	2	—	—	—	—
Total assets	$1,271	$1,572	$103	$2,946	$1,673	$1,464	$158	$3,295
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$82	$—	$82	$—	$151	$—	$151
Foreign exchange contracts	—	153	—	153	—	152	—	152
Other derivatives	—	—	—	—	—	2	—	2
Total liabilities	$—	$235	$—	$235	$—	$305	$—	$305

(1) Available-for-sale debt securities with carrying values that approximate fair value.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Fair Value Disclosures
Short-Term and Long-Term Debt: As of July 31, 2024 and October 31, 2023, the estimated fair value of the Company's short-term and long-term debt was $12.0 billion and $12.2 billion, respectively. As of July 31, 2024 and October 31, 2023, the carrying value of the Company's short-term and long-term debt was $11.8 billion and $12.4 billion, respectively. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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
Non-Recurring Fair Value Measurements
Equity Investments without Readily Determinable Fair Value: Equity investments are recorded at cost and measured at fair value when they are deemed to be impaired or when there is an adjustment from observable price changes. For the three months ended July 31, 2024, the Company recognized an unrealized net gain of $7 million on these investments. For the three months ended July 31, 2023, the Company recognized an immaterial unrealized net gain on these investments. For the nine months ended July 31, 2023, the Company recognized an unrealized net loss of $6 million on these investments which included an impairment of $10 million. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy. For investments still held as of July 31, 2024, the cumulative upward adjustments for observable price changes was $48 million and cumulative downward adjustments for observable price changes and impairments was $88 million. Refer to Note 11 “Financial Instruments,” for further information about equity investments.
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
Note 11: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of July 31, 2024			As of October 31, 2023
	Cost	Gross Unrealized Gains (Losses)	Fair Value	Cost	Gross Unrealized Gains (Losses)	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,207	$—	$1,207	$905	$—	$905
Money market funds	1,271	—	1,271	1,672	—	1,672
Total cash equivalents	2,478	—	2,478	2,577	—	2,577
Available-for-sale Debt Investments:
Foreign bonds	102	1	103	100	(3)	97
Other debt securities	9	5	14	19	3	22
Total available-for-sale debt investments	111	6	117	119	—	119
Total cash equivalents and available-for-sale debt investments	$2,589	$6	$2,595	$2,696	$—	$2,696
As of July 31, 2024 and October 31, 2023, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside of the U.S. as of July 31, 2024 and October 31, 2023. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of July 31, 2024
	Amortized Cost	Fair Value
	In millions
Due in more than five years	$111	$117
Total	$111	$117
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
The carrying amount of those non-marketable equity investments accounted for under the fair value option was $88 million and $135 million as of July 31, 2024 and October 31, 2023, respectively. For the three and nine months ended July 31, 2024, the Company recognized an unrealized gain of $7 million and an unrealized loss of $47 million, respectively, on these investments. For the three and nine months ended July 31, 2023, the Company recorded an unrealized gain of $2 million and $5 million, respectively, on these investments. This amount is reflected in Interest and other, net in the Condensed Consolidated Statements of Earnings.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $166 million and $145 million as of July 31, 2024 and October 31, 2023, respectively. For the three months ended July 31, 2024, the Company recognized an unrealized gain of $7 million on these investments. For the three months ended July 31, 2023, the Company recognized an immaterial unrealized net gain on these investments. For the nine months ended July 31, 2023, the Company recognized an unrealized net loss of $6 million on these investments, which included an impairment of $10 million. These amounts are reflected in Interest and other, net in the Condensed Consolidated Statements of Earnings.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of July 31, 2024					As of October 31, 2023
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives Designated as Hedging Instruments
Fair Value Hedges:
Interest rate contracts	$2,500	$—	$—	$—	$82	$2,500	$—	$—	$—	$151
Cash Flow Hedges:
Foreign currency contracts	8,168	108	59	46	31	8,247	252	104	33	23
Net Investment Hedges:
Foreign currency contracts	1,948	27	46	14	13	1,972	39	46	34	23
Total derivatives designated as hedging instruments	12,616	135	105	60	126	12,719	291	150	67	197
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	5,185	17	4	42	7	6,786	20	3	23	16
Other derivatives	138	2	—	—	—	100	—	—	2	—
Total derivatives not designated as hedging instruments	5,323	19	4	42	7	6,886	20	3	25	16
Total derivatives	$17,939	$154	$109	$102	$133	$19,605	$311	$153	$92	$213
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

	As of July 31, 2024
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$263	$—	$263	$160	$75	(1)	$28
Derivative liabilities	$235	$—	$235	$160	$60	(2)	$15

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
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of July 31, 2024, of the $60 million of collateral posted, $19 million was in cash and $41 million was through the re-use of counterparty collateral. As of October 31, 2023, of the $103 million of collateral posted, $56 million was in cash and $47 million was through the re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/ (Liabilities)
	As of		As of
	July 31, 2024	October 31, 2023	July 31, 2024	October 31, 2023
In millions
Long-term debt	$(2,416)	$(2,345)	$82	$151
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income ("OCI") were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the three months ended July 31,		For the nine months ended July 31,
	2024	2023	2024	2023
	In millions
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts	$(34)	$(25)	$(69)	$(525)
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts	32	(44)	13	(143)
Total	$(2)	$(69)	$(56)	$(668)
As of July 31, 2024, the Company expects to reclassify an estimated net accumulated other comprehensive gain of approximately $11 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

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

	Gains (Losses) Recognized in Income
	For the three months ended July 31,				For the nine months ended July 31,
	2024		2023		2024		2023
	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net
	In millions
Total net revenue and interest and other, net	$7,710	$(12)	$7,002	$(8)	$21,669	$(122)	$21,784	$(81)
Gains (Losses) on Derivatives in Fair Value Hedging Relationships:
Interest Rate Contracts
Hedged items	$—	$(37)	$—	$33	$—	$(69)	$—	$(21)
Derivatives designated as hedging instruments	—	37	—	(33)	—	69	—	21
Gains (Losses) on Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	37	(40)	(16)	(44)	83	(85)	11	(357)
Gains (Losses) on Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	—	12	—	(36)	—	30	—	(226)
Other derivatives	—	5	—	(1)	—	4	—	(2)
Total gains (losses)	$37	$(23)	$(16)	$(81)	$83	$(51)	$11	$(585)
Note 12: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-terms debt were as follows:

	As of
	July 31, 2024	October 31, 2023
	In millions
Current portion of long-term debt(1)	$3,129	$4,022
Commercial paper	635	679
Notes payable to banks, lines of credit and other	100	167
Total notes payable and short-term borrowings	3,864	4,868
Long-term debt	7,939	7,487
Total	$11,803	$12,355

(1)    As of July 31, 2024, the Current portion of long-term debt, net of discount and issuance costs, included $1.5 billion associated with the asset-backed debt securities issued by the Company.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Unsecured Senior Notes
In April 2024, the Company repaid $1.0 billion of 1.45% Senior Notes on their original maturity date.
Asset-backed Debt Securities
In June 2024, the Company issued $818 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.593%, payable monthly from July 2024 with a stated final maturity date of April 2032.
In January 2024, the Company issued $796 million of asset-backed debt securities in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.476%, payable monthly from February 2024 with a stated final maturity date of November 2031.
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, collectively "the Parent Programs", and a wholly-owned subsidiary maintains a third program. The commercial paper program in the U.S. provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. The commercial paper program outside the U.S. provides for the issuance of commercial paper denominated in U.S. dollars, euros, or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of July 31, 2024 and October 31, 2023, no borrowings were outstanding under the Parent Programs. As of July 31, 2024 and October 31, 2023, $635 million and $679 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
The Company maintains a senior unsecured revolving credit facility that was entered into in December 2021 with an aggregate lending commitment of $4.75 billion for a period of five years. As of July 31, 2024 and October 31, 2023, no borrowings were outstanding under this credit facility.
Uncommitted Credit Facility
The Company maintains an uncommitted short-term advance facility with Societe Generale that was entered into in September 2023 with a principal amount of up to $500 million for a period of five years. As of July 31, 2024 and October 31, 2023, no borrowings were outstanding under this credit facility.
Juniper Acquisition Committed Financing
In connection with HPE’s signing a definitive agreement to acquire Juniper Networks in January 2024, HPE obtained a commitment from Citigroup Global Markets Inc., JPMorgan Chase Bank, N.A. and Mizuho Bank, Ltd. for a $14.0 billion senior unsecured delayed draw term loan facility, comprised of an $11.0 billion 364-day tranche and a $3.0 billion three-year tranche, subject to customary conditions. As of July 31, 2024, no borrowings were outstanding and HPE paid $42 million of financing fees.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 13: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of July 31, 2024, and changes for the nine months ended July 31, 2024 were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$—	$61	$(2,507)	$(638)	$(3,084)
Other comprehensive income (loss) before reclassifications	6	(69)	(2)	(17)	(82)
Reclassifications of losses into earnings	—	2	103	—	105
Tax benefit (provision)	—	15	(12)	1	4
Balance at end of period	$6	$9	$(2,418)	$(654)	$(3,057)

The components of accumulated other comprehensive loss, net of taxes as of July 31, 2023, and changes for the nine months ended July 31, 2023 were as follows:

	Net unrealized (losses) gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$(1)	$109	$(2,596)	$(610)	$(3,098)
Other comprehensive income (loss) before reclassifications	4	(525)	(2)	(11)	(534)
Reclassifications of losses into earnings	—	346	111	—	457
Tax benefit (provision)	—	34	(10)	2	26
Balance at end of period	$3	$(36)	$(2,497)	$(619)	$(3,149)

Share Repurchase Program
For the nine months ended July 31, 2024, the Company repurchased and settled 5.3 million shares under its share repurchase program through open market repurchases, which included 0.2 million shares that were unsettled open market repurchases as of October 31, 2023. Additionally, as of July 31, 2024, the Company had unsettled open market repurchases of 0.1 million shares. Shares repurchased for the nine months ended July 31, 2024 were recorded as a $100 million reduction to stockholders' equity. As of July 31, 2024, the Company had a remaining authorization of approximately $0.9 billion for future share repurchases.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2024	2023	2024	2023
	In millions, except per share amounts
Numerator:
Net earnings	$512	$464	$1,213	$1,383
Denominator:
Weighted-average shares used to compute basic net EPS	1,312	1,299	1,308	1,300
Dilutive effect of employee stock plans	20	17	17	17
Weighted-average shares used to compute diluted net EPS	1,332	1,316	1,325	1,317
Net Earnings per Share:
Basic	$0.39	$0.36	$0.93	$1.06
Diluted	$0.38	$0.35	$0.92	$1.05
Anti-dilutive weighted-average stock awards(1)	—	12	—	11

(1)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 15: Litigation, Contingencies, and Commitments
Litigation
The Company and certain of its subsidiaries are involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the "Separation and Distribution Agreement") entered into in connection with HPE's spin-off from HP Inc. (formerly known as "Hewlett-Packard Company") (the "Separation"), HPE and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. HPE records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. HPE reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, HPE believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. HPE believes it has recorded adequate provisions for any such matters and, as of July 31, 2024, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Q3 Networking Litigation. On September 21 and September 22, 2020, Q3 Networking LLC filed complaints against HPE, Aruba Networks, Commscope and Netgear in the United States District Court for the District of Delaware and the United States International Trade Commission (“ITC”). Both complaints allege infringement of four patents, and the ITC complaint defines the “accused products” as “routers, access points, controllers, network management servers, other networking products, and hardware and software components thereof.” The ITC action was instituted on October 23, 2020. The District of Delaware action has been stayed pending resolution of the ITC action. On December 7, 2021, the Administrative Law Judge issued his initial determination finding no violation of section 337 of the Tariff Act. On May 3, 2022, the ITC issued its Notice of Final Determination, affirming the initial determination and terminating the investigation. On June 18, 2022, Q3 Networking filed a petition for review of the ITC ruling with the United States Court of Appeals for the Federal Circuit. On May 10, 2024, the United States Court of Appeals for the Federal Circuit affirmed the ITC’s ruling in favor of HPE and Aruba Networks. Q3 Networking has not sought further review of the Federal Circuit’s ruling and HPE considers the matter closed.
R2 Semiconductor Patent Litigation. In November 2022, R2 Semiconductor, Inc. (“R2”) filed a lawsuit in the Dusseldorf Regional Court in Germany against Intel Deutschland GmbH, Hewlett-Packard GmbH, and other Intel customers. R2 asserts that one European patent is infringed by certain Intel processors and the HPE products that contain those Intel processors. On February 7, 2024, the Dusseldorf Regional Court ruled in R2’s favor, issuing an injunction that, if enforced by R2, would prevent the sale in Germany of any products with infringing Intel processors, and require HPE to correspond with its direct customers in Germany requesting return of the products with infringing Intel processors. The injunction would remain in place unless the ruling is overturned on appeal, the patent is invalidated by the German Federal Patent Court, or the matter is resolved by the parties. On February 8, 2024, HPE, Intel, HP Inc., and Dell filed an appeal and request for a stay of the judgment pending appeal. On April 9, 2024 the request for a stay pending appeal was denied. The hearing on the underlying appeal is scheduled for December 12, 2024. On April 3, 2024, R2 filed a lawsuit in France in the first instance court in Paris (Tribunal judiciare de Paris) against Intel Corporation, Intel Corporation SAS, Intel Deutschland GmbH, HP France SAS and certain other Intel customers. In May 2024, R2 filed suit in Milan against Intel Corporation Italia S.P.A., Hewlett-Packard Italiana S.r.l., and certain other Intel customers. R2 asserts the same European patent is infringed in both the French and Italian actions. Intel is indemnifying HPE pursuant to the terms of the parties’ agreement regarding patent indemnification. Intel is in negotiations to enter into three separate confidential agreements with R2, Third Point (the controlling shareholder) and TRGP Capital (a third-party organization funding the lawsuits) to resolve the litigations. Given the procedural posture and nature of the case, HPE is currently unable to make a reasonable estimate of the potential loss or range of losses, if any, that may arise from this lawsuit and that would not be indemnifiable by Intel.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 17: Subsequent Events
On September 4, 2024, pursuant to the Amended and Restated Put Share Purchase Agreement with UNIS (as described in Note 16 “Equity Method Investments”), the Company received $2.1 billion of pre-tax consideration ($2.0 billion post-tax), in connection with the sale to UNIS of 30% of the total issued share capital of H3C.
Subsequent to July 31, 2024, and in connection with the Company’s anticipated acquisition of Juniper Networks, the Company entered into interest rate locks for an aggregate notional amount of $2.6 billion. These contracts are designated as cash flow hedges.

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
The financial discussion and analysis in the following MD&A compares the three and nine months ended July 31, 2024 to the comparable prior-year period and where appropriate, as of July 31, 2024, unless otherwise noted.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
TRENDS AND UNCERTAINTIES
During the first nine months of fiscal 2024, the effects of the evolving macroeconomic environment on demand persisted and certain significant developments impacted the environment in which we operate. Such developments, and their impact on our operations, were as follows:
Technological Advancements: We have observed market trends and demand (of customers of various segments and sizes) gravitating towards Artificial Intelligence ("AI"), hybrid cloud, edge computing, data security capabilities, and related offerings. The volume of data at the edge continues to grow, driven by the proliferation of more devices. The need for a unified cloud experience everywhere has grown, as well, in order to manage the growth of data at the edge. With the abundance of data, there are opportunities to develop AI tools with powerful computational abilities to extract insights and value from the captured data. We expect these market dynamics and trends to continue in the longer term.
Macroeconomic Uncertainty: The effect of the evolving macroeconomic environment continued to impact industry-wide demand, as customers take longer to work through prior orders and have been adopting a more conservative approach to discretionary IT spending. This has resulted in uneven demand across our portfolio and geographies, particularly for certain of our hardware offerings, as customers have focused investments on modernizing infrastructure, such as migrating to cloud-based offerings, including our own. We expect such mixed macroeconomic environment to continue and possibly limit revenue growth in the near term.
Supply Chain: We have seen supply chain constraints for certain components, including graphics processing units, ease (though challenges still remain). Mild improvements to industry-wide supply constraints have helped to ease certain supply chain challenges we encountered in the recent past, including the increased availability of supply and lower material and logistics costs. Logistics costs continued to decrease from previously elevated levels as a result of declines in both expedited shipments and overall rate costs in the freight network. We have experienced, and expect to continue experiencing, rising input component costs, principally driven by inflation. While we have been able to pass on such increased costs to customers, the pricing environment has been, and we believe will continue to remain, competitive, which may impact our financial results. We plan to mitigate the impact of these dynamics through continued disciplined cost management. Furthermore, during fiscal 2024, we have been experiencing higher-than-normal inventory levels, primarily due to longer than anticipated customer acceptance timelines on certain AI-related orders; we expect this trend to continue.
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
Recent Tax Developments: The Organisation for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. To date, 38 countries have enacted portions, or all, of the OECD proposal and a further 22 countries have drafted, or have announced an intent to draft, legislation enacting the proposed rules. Where enacted, the rules begin to be effective for us in fiscal 2025. Under US GAAP, the OECD Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. As a result, no impact to our fiscal 2024 results is expected. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes.
The Internal Revenue Service (“IRS”) is conducting audits of our fiscal 2017 through 2022 U.S. federal income tax returns. During the fourth quarter of fiscal 2023, the IRS issued notices of proposed adjustments (“NOPAs”) for 2017, 2018, and 2019 relating to our intercompany transfer pricing. During the first quarter of fiscal 2024, the IRS issued a Revenue Agent Report (“RAR”) finalizing their position on the NOPAs for the same issues and same fiscal years. However, we disagreed with the IRS’ adjustments and believe the positions taken on our tax returns are more likely than not to prevail on technical merits and have continued with settlement discussions with the IRS. During the fiscal quarter, we submitted a formal settlement offer

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
to the IRS to facilitate the closing of the audit and recorded increased reserves for unrecognized tax benefits of $122 million. The impact of the increase in reserves is almost entirely offset with a valuation allowance release, and the net impact to income tax expense for the three and nine months ended July 31, 2024 was not material. It is reasonably possible that the IRS audit for fiscal 2017 through 2019 may be concluded in the next 12 months, and it is reasonably possible that existing unrecognized tax benefits related to these years may be reduced by an amount up to $358 million within the next 12 months, the majority of which relates to adjustments to foreign tax credits that carry a full valuation allowance or to the timing of intercompany royalty revenue recognition, neither of which affects the Company’s effective tax rate.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financial Results
The following table summarizes our condensed consolidated GAAP financial results:

	For the three months ended July 31,			For the nine months ended July 31,
	2024	2023	Change	2024	2023	Change
	Dollars in millions, except per share amounts
Net revenue	$7,710	$7,002	10.1%	$21,669	$21,784	(0.5)%
Gross profit	$2,439	$2,510	(2.8)%	$7,272	$7,680	(5.3)%
Gross profit margin	31.6%	35.8%	(4.2)pts	33.6%	35.3%	(1.7)pts
Earnings from operations	$547	$471	16.1%	$1,497	$1,582	(5.4)%
Operating profit margin	7.1%	6.7%	0.4pts	6.9%	7.3%	(0.4)pts
Net earnings	$512	$464	10.3%	$1,213	$1,383	(12.3)%
Diluted net earnings per share	$0.38	$0.35	$0.03	$0.92	$1.05	$(0.13)
Cash flow provided by operations	$1,154	$1,525	$(371)	$2,311	$1,585	$726
Three months ended July 31, 2024 compared with three months ended July 31, 2023
Net revenue of $7.7 billion represented an increase of 10.1% (increased 10.4% on a constant currency basis) primarily due to higher average unit prices ("AUPs") in the Server segment, moderated by lower volume and product mix effect in the Intelligent Edge segment. The gross profit margin of 31.6% (or $2.4 billion), represents a decrease of 4.2 percentage points from the prior-year period primarily due to a decline in revenue in the Intelligent Edge and Hybrid Cloud segments. The operating profit margin of 7.1% was relatively flat as compared to the prior-year period.
Nine months ended July 31, 2024 compared with nine months ended July 31, 2023
Net revenue of $21.7 billion represented a decrease of 0.5% in actual dollars and constant currency primarily due to lower volume and product mix effect in the Intelligent Edge segment, lower AUPs in the Hybrid Cloud segment, and lower unit volume in the Server segment. This decrease was moderated by an increase in AUPs in the Server segment. The gross profit margin of 33.6% (or $7.3 billion) represents a decrease of 1.7 percentage points from the prior-year period primarily due to higher mix of lower margin products in the Server segment and decline in revenue in the Intelligent Edge segment. The operating profit margin of 6.9% was relatively flat as compared to the prior-year period.
The following table summarizes our condensed consolidated non-GAAP financial results:

	For the three months ended July 31,			For the nine months ended July 31,
	2024	2023	Change	2024	2023	Change
	Dollars in millions, except per share amounts
Net revenue in constant currency	$7,732	$7,002	10.4%	$21,678	$21,784	(0.5)%
Non-GAAP gross profit	$2,450	$2,516	(2.6)%	$7,281	$7,715	(5.6)%
Non-GAAP gross profit margin	31.8%	35.9%	(4.1)pts	33.6%	35.4%	(1.8)pts
Non-GAAP earnings from operations	$771	$718	7.4%	$2,230	$2,435	(8.4)%
Non-GAAP operating profit margin	10.0%	10.3%	(0.3)pts	10.3%	11.2%	(0.9)pts
Non-GAAP net earnings	$661	$639	3.4%	$1,860	$2,152	(13.6)%
Non-GAAP diluted net earnings per share	$0.50	$0.49	$0.01	$1.40	$1.63	$(0.23)
Free cash flow	$669	$955	($286)	$797	$(83)	$880
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
The following presents our ARR calculated as of July 31, 2024 and 2023:

	As of July 31,
	2024	2023
	Dollars in millions
ARR	$1,723	$1,272
Year-over-year growth rate	35%	48%
The 35% year-over year increase in ARR was primarily due to growth in our Hybrid Cloud, Server and Intelligent Edge segments, which was due to an expanding customer installed base, an expanded range of HPE GreenLake Flex Solutions, Server aaS and Intelligent Edge aaS activity.
Dividends
Returning capital to our shareholders remains an important part of our capital allocation framework, which also consists of strategic investments. During the third quarter of fiscal 2024, we paid a quarterly dividend of $0.13 per share to our shareholders. On September 4, 2024, we declared a regular cash dividend of $0.13 per share on our common stock, payable on or about October 18, 2024, to our shareholders of record as of the close of business on September 19, 2024. As of July 31, 2024, we had a remaining authorization of approximately $0.9 billion for future share repurchases.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the three months ended July 31,				For the nine months ended July 31,
	2024		2023		2024		2023
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$7,710	100.0%	$7,002	100.0%	$21,669	100.0%	$21,784	100.0%
Cost of sales	5,271	68.4	4,492	64.2	14,397	66.4	14,104	64.7
Gross profit	2,439	31.6	2,510	35.8	7,272	33.6	7,680	35.3
Research and development	547	7.1	578	8.3	1,719	7.9	1,771	8.1
Selling, general and administrative	1,229	15.9	1,302	18.6	3,660	16.9	3,828	17.6
Amortization of intangible assets	60	0.8	72	1.0	198	0.9	216	1.0
Transformation costs	14	0.2	65	1.0	67	0.3	227	1.1
Disaster charges	5	0.1	1	—	5	—	5	—
Acquisition, disposition and other related charges	37	0.5	21	0.2	126	0.6	51	0.2
Earnings from operations	547	7.1	471	6.7	1,497	6.9	1,582	7.3
Interest and other, net	(12)	(0.2)	(8)	—	(122)	(0.6)	(81)	(0.4)
Earnings from equity interests	73	0.9	73	1.0	161	0.7	180	0.8
Earnings before provision for taxes	608	7.9	536	7.7	1,536	7.1	1,681	7.7
Provision for taxes	(96)	(1.2)	(72)	(1.0)	(323)	(1.5)	(298)	(1.4)
Net earnings	$512	6.6%	$464	6.6%	$1,213	5.6%	$1,383	6.3%
Three and nine months ended July 31, 2024 compared with the three and nine months ended July 31, 2023
Net revenue
For the three months ended July 31, 2024, total net revenue of $7.7 billion represented an increase of $708 million, or 10.1% (increased 10.4% on a constant currency basis). U.S. net revenue increased by $449 million, or 18.5%, to $2.9 billion, and net revenue from outside of the U.S. increased by $259 million, or 5.7%, to $4.8 billion.
For the nine months ended July 31, 2024, total net revenue of $21.7 billion represented a decrease of $115 million, or 0.5% in actual dollars and constant currency. U.S. net revenue increased by $47 million, or 0.6%, to $7.8 billion, and net revenue from outside of the U.S. decreased by $162 million, or 1.2%, to $13.9 billion.
The components of the weighted net revenue change by segment were as follows:

	For the three months ended July 31, 2024	For the nine months ended July 31, 2024
	Percentage Points
Server	15.9	3.3
Hybrid Cloud	(1.4)	(1.6)
Intelligent Edge	(4.8)	(2.6)
Financial Services	0.1	0.1
Corporate Investments and Other	0.2	0.1
Total segment	10.0	(0.7)
Elimination of intersegment net revenue and other	0.1	0.2
Total HPE	10.1	(0.5)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Three months ended July 31, 2024 compared with three months ended July 31, 2023
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Server net revenue increased $1,112 million, or 35.1%, primarily due to higher AUPs
•Hybrid Cloud net revenue decreased $97 million, or 6.9%, primarily due to lower AUPs
•Intelligent Edge net revenue decreased $335 million, or 23.0%, primarily due to lower volume and product mix effect
•Financial Services net revenue increased $6 million, or 0.7%, primarily due to higher finance income
•Corporate Investments and Other net revenue increased $16 million, or 6.5%, primarily due to revenue growth from Advisory and Professional Services (“A&PS”)
Nine months ended July 31, 2024 compared with nine months ended July 31, 2023
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Server net revenue increased $712 million, or 6.6%, primarily due to higher AUPs
•Hybrid Cloud net revenue decreased $348 million, or 8.4%, primarily due to lower AUPs
•Intelligent Edge net revenue decreased $561 million, or 14.1%, primarily due to lower volume and product mix effect
•Financial Services net revenue increased $15 million, or 0.6%, primarily due to higher finance income
•Corporate Investments and Other net revenue increased $30 million, or 4.2%, primarily due to revenue growth from A&PS
Please refer to the section "Segment Information" further below for a discussion of our results of operations for each reportable segment.
Gross profit
For the three and nine months ended July 31, 2024, the total gross profit margin of 31.6% and 33.6%, respectively, represents a decrease of 4.2 and 1.7 percentage points, respectively, as compared to the respective prior year periods. The decrease for the three months ended July 31, 2024, was primarily due to a decline in revenue in the Intelligent Edge and Hybrid Cloud segments. The decrease for the nine months ended July 31, 2024, was primarily due to higher mix of lower margin products in the Server segment and decline in revenue in the Intelligent Edge segment.
Operating expenses
Research and development ("R&D")
For the three months ended July 31, 2024, R&D expense decreased by $31 million, or 5.4%, primarily due to capitalization of software development costs and lower employee costs, which contributed 3.6 and 2.3 percentage points, respectively, to the change.
For the nine months ended July 31, 2024, R&D expense decreased by $52 million, or 2.9%, primarily due to lower employee costs and capitalization of software development costs, which contributed 1.3 and 1.1 percentage points, respectively, to the change.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Selling, general and administrative ("SG&A")
For the three months ended July 31, 2024, SG&A expense decreased by $73 million, or 5.6%, primarily due to lower employee costs, which contributed 4.7 percentage points, lower travel and marketing expenses and consulting costs, both of which contributed 1.6 percentage points to the change.
For the nine months ended July 31, 2024, SG&A expense decreased by $168 million, or 4.4%, primarily due to lower employee costs, which contributed 2.9 percentage points, lower consulting costs and travel and marketing expenses, both of which contributed 1.1 percentage points to the change.
Transformation programs and costs
Our transformation programs consist of the Cost Optimization and Prioritization Plan (launched in 2020) and the HPE Next Plan (launched in 2017).
For the three and nine months ended July 31, 2024, transformation costs decreased by $51 million, or 78.5%, and $160 million, or 70.5%, respectively, due to lower charges incurred in the current period as the primary elements of these plans have been substantially completed by the end of fiscal 2023. For a further discussion, refer to Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Acquisition, disposition and other related charges
For the three and nine months ended July 31, 2024, acquisition, disposition and other related charges increased by $16 million or 76.2%, and $75 million, or 147.1%, respectively, primarily due to costs incurred in connection with the pending acquisition of Juniper Networks.
Interest and other, net
For the three months ended July 31, 2024, interest and other, net expense was relatively flat as compared to the prior-year period.
For the nine months ended July 31, 2024, interest and other, net expense increased by $41 million, or 50.6%, primarily due to an increase in loss on equity investments and unfavorable currency fluctuations in the current period and the previous year containing tax indemnification income due to an audit settlement. The increase was partially offset by a decrease in net interest expense and higher gains from sale of certain investments in the current period.
Earnings from equity interests
Earnings from equity interests primarily represents our 49% interest in H3C Technologies Co., Limited ("H3C") and the amortization of our basis difference. For the three months ended July 31, 2024, earnings from equity interests remained flat as compared to the prior-year period. For the nine months ended July 31, 2024, earnings from equity interests decreased $19 million, or 10.6%, primarily due to lower net income earned by H3C partially offset by lower amortization expense from basis difference in the current period.
Provision for taxes
For the three months ended July 31, 2024 and 2023, we recorded income tax expense of $96 million and $72 million, respectively, which reflects an effective tax rate of 15.8% and 13.4%, respectively. For the nine months ended July 31, 2024 and 2023, we recorded income tax expense of $323 million and $298 million, respectively, which reflects an effective tax rate of 21.0% and 17.7%, respectively. For the three months ended July 31, 2024 and the three and nine months ended July 31, 2023, our effective tax rate differed from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but is also impacted by discrete tax adjustments during each fiscal period.
For further discussion, refer to Note 5, "Taxes on Earnings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Segment Information
Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker, who is the Chief Executive Officer, uses to evaluate, view, and run our business operations, which include, but are not

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results.
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
Segment Results
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the three months ended July 31, 2024, as compared to the prior-year period:

	HPE Consolidated		Server		Hybrid Cloud		Intelligent Edge		Financial Services		Corporate Investments and Other
	Dollars in millions
Net revenue(1)	$7,710		$4,280		$1,300		$1,121		$879		$262
Year-over-year change %	10.1%		35.1%		(6.9)%		(23.0)%		0.7%		6.5%
Earnings (loss) from operations(2)	$547		$464		$66		$251		$79		$(4)
Earnings (loss) from operations as a % of net revenue	7.1%		10.8%		5.1%		22.4%		9.0%		(1.5)%
Year-over-year change percentage points	0.4	pts	0.7	pts	(0.3)	pts	(5.2)	pts	0.8	pts	6.6	pts
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the nine months ended July 31, 2024, as compared to the prior-year period:

	HPE Consolidated		Server		Hybrid Cloud		Intelligent Edge		Financial Services		Corporate Investments and Other
	Dollars in millions
Net revenue(1)	$21,669		$11,499		$3,804		$3,408		$2,619		$752
Year-over-year change %	(0.5)%		6.6%		(8.4)%		(14.1)%		0.6%		4.2%
Earnings (loss) from operations(2)	$1,497		$1,273		$123		$841		$234		$(23)
Earnings (loss) from operations as a % of net revenue	6.9%		11.1%		3.2%		24.7%		8.9%		(3.1)%
Year-over-year change percentage points	(0.4)	pts	(2.5)	pts	(1.2)	pts	0.5	pts	0.8	pts	5.3	pts

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
Server

	For the three months ended July 31,			For the nine months ended July 31,
	2024	2023	% Change	2024	2023	% Change
	Dollars in millions
Net revenue	$4,280	$3,168	35.1%	$11,499	$10,787	6.6%
Earnings from operations	$464	$319	45.5%	$1,273	$1,470	(13.4)%
Earnings from operations as a % of net revenue	10.8%	10.1%		11.1%	13.6%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Three months ended July 31, 2024 compared with three months ended July 31, 2023
Server net revenue increased by $1,112 million, or 35.1% (increased 35.2% on a constant currency basis), primarily due to a $1,105 million, or 48.0%, increase in product revenue. The increase in product revenue was primarily due to higher net AUPs of $821 million, or 35.7%, and an increase in net unit volume of $282 million, or 12.3%.
Server earnings from operations as a percentage of net revenue increased 0.7 percentage points due to a decrease in operating expenses as a percentage of net revenue, moderated by an increase in costs of products and services as a percentage of net revenue. The decrease in operating expenses as a percentage of net revenue was primarily due to lower total operating expenses as a result of cost containment measures. The increase in costs of products and services as a percentage of net revenue was primarily due to higher mix of lower margin products.
Nine months ended July 31, 2024 compared with nine months ended July 31, 2023
Server net revenue increased by $712 million, or 6.6% (increased 6.7% on a constant currency basis), primarily due to a $730 million, or 8.9%, increase in product revenue. The increase in product revenue was primarily due to higher net AUPs of $1,038 million, or 12.7%. This increase was partially offset by lower net unit volume of $313 million, or 3.8%.
Server earnings from operations as a percentage of net revenue decreased 2.5 percentage points due to an increase in costs of products and services as a percentage of net revenue, moderated by a decrease in operating expenses as a percentage of net revenue. The increase in costs of products and services as a percentage of net revenue was primarily due to higher mix of lower margin products and competitive pricing pressure. The decrease in operating expenses as a percentage of net revenue was primarily due to lower total operating expenses as a result of cost containment measures.
Hybrid Cloud

	For the three months ended July 31,			For the nine months ended July 31,
	2024	2023	% Change	2024	2023	% Change
	Dollars in millions
Net revenue	$1,300	$1,397	(6.9)%	$3,804	$4,152	(8.4)%
Earnings from operations	$66	$75	(12.0)%	$123	$181	(32.0)%
Earnings from operations as a % of net revenue	5.1%	5.4%		3.2%	4.4%
Three months ended July 31, 2024 compared with three months ended July 31, 2023
Hybrid Cloud net revenue decreased by $97 million, or 6.9% (decreased 6.7% on a constant currency basis), primarily due to a decrease in AUPs, partially offset by an increase in unit volume. Hybrid Cloud product revenue decreased by $113 million, or 13.5%, primarily due to a decrease in AUPs of $267 million, or 31.8%, led by private cloud and storage products. This decrease was partially offset by a unit volume increase of $148 million or 17.6%, led by storage and private cloud products. Hybrid Cloud services revenue increased by $16 million, or 2.9%, primarily due to a unit volume increase of $44 million, or 8.0%, led by private cloud. This increase was partially offset by lower AUPs of $25 million, or 4.5%.
Hybrid Cloud earnings from operations as a percentage of net revenue remained relatively flat as compared to the prior-year period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Nine months ended July 31, 2024 compared with nine months ended July 31, 2023
Hybrid Cloud net revenue decreased by $348 million, or 8.4%, in actual dollars and constant currency primarily due to a decrease in AUPs, partially offset by an increase in unit volume. Hybrid Cloud product revenue decreased by $457 million, or 18.0%, primarily due to a decrease in AUPs of $688 million, or 27.2%, led by storage and private cloud products, partially offset by a unit volume increase of $214 million or 8.5%, led by storage products. Hybrid Cloud services revenue increased by $109 million, or 6.7%, primarily due to a unit volume increase of $176 million, or 10.8%, led by private cloud and infrastructure software-as-a-service ("SaaS"). This increase was partially offset by lower AUPs of $68 million, or 4.2%.
Hybrid Cloud earnings from operations as a percentage of net revenue decreased 1.2 percentage points due to an increase in operating expenses as a percentage of net revenue, moderated by a decrease in cost of products and services as a percentage of net revenue. The increase in operating expenses as a percentage of net revenue was primarily due to the scale of net revenue decline. The decrease in cost of products and services as a percentage of net revenue was primarily due to higher margin GreenLake Flex Solutions deals, increase in storage subscription and infrastructure SaaS revenues. This was moderated by a decrease in AUPs for storage products.
Intelligent Edge

	For the three months ended July 31,			For the nine months ended July 31,
	2024	2023	% Change	2024	2023	% Change
	Dollars in millions
Net revenue	$1,121	$1,456	(23.0)%	$3,408	$3,969	(14.1)%
Earnings from operations	$251	$402	(37.6)%	$841	$961	(12.5)%
Earnings from operations as a % of net revenue	22.4%	27.6%		24.7%	24.2%
Three months ended July 31, 2024 compared with three months ended July 31, 2023
Intelligent Edge net revenue decreased by $335 million, or 23.0% in actual dollars and constant currency. Product revenue decreased by $378 million, or 31.5%, led by lower volume and product mix effect of $324 million, or 27.0%, and lower AUPs of $54 million, or 4.5%. The product revenue decrease was primarily led by switching products and wireless local area network products due to softened demand. Services net revenue increased $43 million, or 16.8%, primarily led by our aaS offerings and attached support service.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 5.2 percentage points primarily due to an increase in operating expenses as a percentage of net revenue, partially offset by a decrease in cost of products and services as a percentage of net revenue. Operating expenses as a percentage of net revenue increased primarily due to scale of net revenue decline, higher employee costs related to acquisitions and investment to enhance Aruba offerings in GreenLake. The decrease in cost of product and services as a percentage of net revenue was primarily due to favorable revenue mix and cost containment measures.
Nine months ended July 31, 2024 compared with nine months ended July 31, 2023
Intelligent Edge net revenue decreased by $561 million, or 14.1% (decreased 14.3% on a constant currency basis). Product revenue decreased by $711 million, or 21.9%, led by lower volume and product mix effect of $715 million, or 22.0%, and lower AUPs of $4 million, or 0.1%, moderated by favorable currency fluctuations of $8 million. The product revenue decrease was primarily led by switching products and wireless local area network products due to softened demand. Services net revenue increased $150 million, or 20.8%, primarily led by attached support service and our aaS offerings.
Intelligent Edge earnings from operations as a percentage of net revenue increased 0.5 percentage points primarily due to decreases in cost of products and services as a percentage of net revenue, partially offset by an increase in operating expenses as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was primarily due to favorable revenue mix and cost containment measures. Operating expenses as a percentage of net revenue increased primarily due to scale of net revenue decline, higher employee costs related to acquisitions and investment to enhance Aruba offerings in GreenLake.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financial Services

	For the three months ended July 31,			For the nine months ended July 31,
	2024	2023	% Change	2024	2023	% Change
	Dollars in millions
Net revenue	$879	$873	0.7%	$2,619	$2,604	0.6%
Earnings from operations	$79	$72	9.7%	$234	$211	10.9%
Earnings from operations as a % of net revenue	9.0%	8.2%		8.9%	8.1%
Three months ended July 31, 2024 compared with three months ended July 31, 2023
FS net revenue increased by $6 million, or 0.7% (increased 1.4% on a constant currency basis) due primarily to higher finance income on higher average finance leases in a higher interest rate environment, partially offset by lower rental revenue on lower average operating leases, along with unfavorable currency impact.
FS earnings from operations as a percentage of net revenue increased 0.8 percentage points due to a decrease in cost of services as a percentage of net revenue, while operating expenses as a percentage of net revenue were relatively flat. The decrease in cost of services as a percentage of net revenue resulted primarily from lower depreciation expense, partially offset by higher borrowing costs.
Nine months ended July 31, 2024 compared with nine months ended July 31, 2023
FS net revenue increased by $15 million, or 0.6% (increased 0.2% on a constant currency basis) due primarily to higher finance income on higher average finance leases in a higher interest rate environment.
FS earnings from operations as a percentage of net revenue increased 0.8 percentage points although the cost of services as a percentage of net revenue and operating expenses as a percentage of net revenue were relatively flat.
Financing Volume

	For the three months ended July 31,		For the nine months ended July 31,
	2024	2023	2024	2023
	In millions
Financing volume	$1,483	$1,655	$4,518	$4,923
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 10.4% and 8.2% for the three and nine months ended July 31, 2024, as compared to the prior-year period. The decrease for the three and nine months ended July 31, 2024, was primarily due to lower financing of third-party product and services, partially offset by higher financing of HPE product sales and services.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	July 31, 2024	October 31, 2023
	Dollars in millions
Financing receivables, gross	$9,058	$8,814
Net equipment under operating leases	3,780	4,100
Capitalized profit on intercompany equipment transactions(1)	414	263
Intercompany leases(1)	111	109
Gross portfolio assets	13,363	13,286
Allowance for credit losses(2)	182	178
Operating lease equipment reserve	29	36
Total reserves	211	214
Net portfolio assets	$13,152	$13,072
Reserve coverage	1.6%	1.6%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.4 billion and $11.6 billion as of July 31, 2024 and October 31, 2023, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at July 31, 2024 and October 31, 2023 was $1.6 billion and $1.7 billion, respectively.
As of July 31, 2024 and October 31, 2023, FS net cash and cash equivalents balances were approximately $534 million and $700 million, respectively.
Net portfolio assets as of July 31, 2024 increased 0.6% from October 31, 2023. The increase generally resulted from favorable currency fluctuations.
FS bad debt expense includes charges to general reserves, specific reserves, and write-offs for sales-type, direct-financing, and operating leases. For the three and nine months ended July 31, 2024, FS recorded net bad debt expense of $14 million and $36 million, respectively. For the three and nine months ended July 31, 2023, FS recorded net bad debt expense of $16 million and $46 million, respectively.
Corporate Investments and Other

	For the three months ended July 31,			For the nine months ended July 31,
	2024	2023	% Change	2024	2023	% Change
	Dollars in millions
Net revenue	$262	$246	6.5%	$752	$722	4.2%
Loss from operations	$(4)	$(20)	80.0%	$(23)	$(61)	62.3%
Loss from operations as a % of net revenue	(1.5)%	(8.1)%		(3.1)%	(8.4)%
Three months ended July 31, 2024 compared with three months ended July 31, 2023
Corporate Investments and Other net revenue increased by $16 million, or 6.5% (increased 9.8% on a constant currency basis), primarily due to revenue growth from A&PS, partially offset by unfavorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased by 6.6 percentage points primarily due to the scale of net revenue growth.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Nine months ended July 31, 2024 compared with nine months ended July 31, 2023
Corporate Investments and Other net revenue increased by $30 million, or 4.2% (increased 6.4% on a constant currency basis), primarily due to revenue growth from A&PS, partially offset by unfavorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased by 5.3 percentage points primarily due to decreases in cost of services as a percentage of net revenue resulting from our cost containment measures, and decreases in operating expenses as a percentage of net revenue due to the scale of net revenue growth while operating expenses remained relatively flat.
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
As of July 31, 2024, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
LIQUIDITY AND CAPITAL RESOURCES
Current Overview
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and shareholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market, and economic conditions. We anticipate that the funds made available, including committed debt funding related to the pending merger with Juniper Networks and anticipated proceeds from the sale of H3C shares held by us, and cash generated from operations, along with our access to capital markets, will be sufficient to meet our liquidity requirements for at least the next twelve months (including for the payment of consideration to consummate the Juniper Networks transaction) and for the foreseeable future thereafter. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I.
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S. as of July 31, 2024. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
In connection with the share repurchase program previously authorized by our Board of Directors, we repurchased and settled an aggregate amount of $100 million, during the first nine months of fiscal 2024. As of July 31, 2024, we had a remaining authorization of approximately $0.9 billion for future share repurchases. For more information on our share repurchase program, refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds" in Item 2 of Part II.
On May 23, 2024, we announced plans to divest our Communications Technology Group ("CTG") business to HCLTech. CTG is included in our Communications and Media Solutions business, which is reported in the Corporate Investments and Other segment. This divestiture includes the platform-based software solutions portions of the CTG portfolio, including systems integration, network applications, data intelligence, and the business support systems groups. The disposition is subject to regulatory approvals and satisfaction of other customary closing conditions. As of July 31, 2024, assets and liabilities to be sold have been presented in our Condensed Consolidated Balance Sheet as assets and liabilities held for sale.
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
Pursuant to the Shareholders' Agreement among our relevant subsidiaries, Unisplendour International Technology Limited ("UNIS"), and H3C dated as of May 1, 2016, as amended from time to time, and most recently on October 28, 2022, we delivered a notice to UNIS on December 30, 2022, to exercise our right to put to UNIS, for cash consideration, all of the H3C shares held by us, which represent 49% of the total issued share capital of H3C. On May 26, 2023, our relevant subsidiaries entered into a Put Share Purchase Agreement with UNIS, whereby UNIS has agreed to purchase all of the H3C shares held by us, through our subsidiaries. On May 24, 2024, our relevant subsidiaries entered into (i) an Amended and Restated Put Share Purchase Agreement with UNIS, whereby our relevant subsidiaries shall sell to UNIS 30% of the total issued share capital of H3C for pre-tax cash consideration of approximately $2.1 billion by August 31, 2024 (the “Sale Transaction”), and (ii) an Agreement on Subsequent Arrangements with UNIS, whereby upon closing of the Sale Transaction, our relevant subsidiary shall have a put option to sell to UNIS and UNIS shall have a call option to purchase from our relevant subsidiary 19% of the total issued share capital of H3C for pre-tax cash consideration of approximately $1.4 billion between the 16th month and until the 36th month after the Sale Transaction. The transactions referenced in clauses (i) and (ii) above, taken together, revise the arrangements governing the aforementioned sale of all of the H3C shares held by us, through our subsidiaries and are subject to certain grace periods and regulatory approvals. On September 4, 2024, pursuant to the Amended and Restated Put Share Purchase Agreement with UNIS, we received $2.1 billion of pre-tax consideration ($2.0 billion post-tax), in connection with the sale to UNIS of 30% of the total issued share capital of H3C.
Liquidity
Our cash, cash equivalents, restricted cash, total debt, and available borrowing resources were as follows:

	As of
	July 31, 2024	October 31, 2023
	In millions
Cash, cash equivalents and restricted cash	$3,905	$4,581
Total debt	11,803	12,355
Available borrowing resources(1)	6,109	6,588
Commercial paper programs(2)	5,115	5,071
Uncommitted lines of credit(3)	994	1,517

(1)    Excludes the financing commitment for the Juniper Networks acquisition. The maximum aggregate commitment under this facility is $14.0 billion, however, no balances were outstanding under this facility as of July 31, 2024.
(2)     The maximum aggregate borrowing amount of the commercial paper programs and revolving credit facility is $5.75 billion.
(3)    The maximum aggregate capacity under the uncommitted lines of credit is $1.4 billion of which $0.4 billion was primarily utilized towards issuances of bank guarantees.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following tables represent the way in which management reviews cash flows:

	For the nine months ended July 31,
	2024	2023
	In millions
Net cash provided by operating activities	$2,311	$1,585
Net cash used in investing activities	(1,580)	(3,186)
Net cash used in financing activities	(1,372)	(168)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(35)	138
Net decrease in cash, cash equivalents and restricted cash	$(676)	$(1,631)
Free cash flow	$797	$(83)
Operating Activities
For the nine months ended July 31, 2024, net cash provided by operating activities increased by $0.7 billion, as compared to the corresponding period in fiscal 2023. The increase was primarily due to favorable working capital and favorable impacts from financing receivables. The increase was moderated by higher cash payouts for variable compensation and unfavorable impacts from net hedge positions, as compared to the prior-year period.
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	July 31, 2024	October 31, 2023	Change	July 31, 2023	October 31, 2022	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	45	43	2	44	47	(3)	1
Days of supply in inventory ("DOS")	131	87	44	91	88	3	40
Days of purchases outstanding in accounts payable ("DPO")	(172)	(134)	(38)	(112)	(149)	37	(60)
Cash conversion cycle	4	(4)	8	23	(14)	37	(19)
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three-month period in fiscal 2023, the DSO remained relatively flat.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2023, the increase in DOS in the current period was primarily due to higher inventory levels caused by strategic purchases of key components to support growth in AI systems.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2023, the increase in DPO in the current period was primarily due to higher inventory purchases.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Investing Activities
For the nine months ended July 31, 2024, net cash used in investing activities decreased by $1.6 billion, as compared to the corresponding period in fiscal 2023. The decrease was primarily due to lower cash utilized in net financial collateral activities of $0.5 billion, lower investments in property, plant and equipment and software assets, net of sales proceeds of $0.3 billion, and the prior-year period containing net payments made in connection with business acquisitions of $0.8 billion.
Financing Activities
For the nine months ended July 31, 2024, net cash used in financing activities increased by $1.2 billion, as compared to the corresponding period in fiscal 2023. This was primarily due to lower proceeds from debt, net of issuance costs of $1.7 billion, partially offset by lower repayments of debt of $0.3 billion and lower share repurchases of $0.3 billion, as compared to the prior-year period.
Free Cash Flow
Free cash flow ("FCF") represents cash flow from operations less net capital expenditures (investments in property, plant and equipment ("PP&E") and software assets less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. For the nine months ended July 31, 2024, FCF increased by $0.9 billion, as compared to the corresponding period in fiscal 2023. This was primarily due to higher cash provided by operations, as compared to the prior-year period. For more information on our FCF, refer to the section entitled "GAAP to non-GAAP Reconciliations" included in this MD&A.
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
Significant funding and liquidity activities for the nine months ended July 31, 2024 were as follows:
Debt Issuances
•In June 2024, we issued $818 million of asset-backed debt securities in six tranches with a weighted average interest rate of 5.593% and final maturity date of April 2032.
•In January 2024, we issued $796 million of asset-backed debt securities in six tranches with a weighted average interest rate of 5.476% and final maturity date of November 2031.
Debt Repayments:
•In April 2024, the Company repaid $1.0 billion of 1.45% Senior Notes on their original maturity date.
•During the nine months ended July 31, 2024, we repaid $1.1 billion of the outstanding asset-backed debt securities.

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
Retirement Benefit Plan Funding
For the remainder of fiscal 2024, we anticipate making contributions of approximately $46 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.
Restructuring Plans
As of July 31, 2024, we expect to make future cash payments of approximately $195 million in connection with our approved restructuring plans, which includes $25 million expected to be paid through the remainder of fiscal 2024 and $170 million expected to be paid thereafter. For more information on our restructuring activities, see Note 3, "Transformation Programs" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Uncertain Tax Positions
As of July 31, 2024, we had approximately $238 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $2 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, "Taxes on Earnings" to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
GAAP to non-GAAP Reconciliations
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the three months ended July 31,				For the nine months ended July 31,
	2024		2023		2024		2023
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP net revenue	$7,710	100%	$7,002	100%	$21,669	100%	$21,784	100%
GAAP cost of sales	5,271	68.4%	4,492	64.2%	14,397	66.4%	14,104	64.7%
GAAP gross profit	2,439	31.6%	2,510	35.8%	$7,272	33.6%	7,680	35.3%
Non-GAAP adjustments
Stock-based compensation expense	9	0.1%	9	0.1%	39	0.2%	38	0.1%
Disaster recovery	(7)	—%	(3)	—%	(39)	(0.2)%	(3)	—%
Divestiture related exit costs	9	0.1%	—	—%	9	—%	—	—%
Non-GAAP gross profit	$2,450	31.8%	$2,516	35.9%	$7,281	33.6%	$7,715	35.4%
Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the three months ended July 31,				For the nine months ended July 31,
	2024		2023		2024		2023
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP earnings from operations	$547	7.1%	$471	6.7%	$1,497	6.9%	$1,582	7.3%
Non-GAAP Adjustments:
Amortization of intangible assets	60	0.8%	72	1.0%	198	0.9%	216	1.0%
Transformation costs	14	0.2%	65	0.9%	67	0.3%	227	1.0%
Disaster (recovery) charges	(2)	—%	(2)	—%	(34)	(0.2)%	2	—%
Stock-based compensation expense	80	1.0%	91	1.3%	341	1.6%	357	1.6%
Divestiture related exit costs	35	0.5%	—	—%	35	0.2%	—	—%
Acquisition, disposition and other related charges	37	0.5%	21	0.3%	126	0.6%	51	0.2%
Non-GAAP earnings from operations	$771	10.0%	$718	10.3%	$2,230	10.3%	$2,435	11.2%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	For the three months ended July 31,				For the nine months ended July 31,
	2024		2023		2024		2023
	Dollars	Diluted Net Earnings per Share	Dollars	Diluted Net Earnings per Share	Dollars	Diluted Net Earnings per Share	Dollars	Diluted Net Earnings per Share
	Dollars in millions except per share amounts
GAAP net earnings	$512	$0.38	$464	$0.35	$1,213	$0.92	$1,383	$1.05
Non-GAAP Adjustments:
Amortization of intangible assets	60	0.05	72	0.05	198	0.15	216	0.16
Transformation costs	14	0.01	65	0.05	67	0.05	227	0.17
Disaster (recovery) charges	(2)	—	(2)	—	(34)	(0.03)	2	—
Stock-based compensation expense	80	0.06	91	0.07	341	0.26	357	0.28
Divestiture related exit costs	35	0.03	—	—	35	0.03	—	—
Acquisition, disposition and other related charges	37	0.03	21	0.02	126	0.10	51	0.04
Earnings from equity interests	(44)	(0.04)	2	—	(132)	(0.10)	16	0.01
(Gain) Loss on equity investments, net	(14)	(0.01)	—	—	47	0.03	—	—
Other adjustments(1)	4	—	(42)	(0.03)	5	—	(48)	(0.04)
Adjustments for taxes	(21)	(0.01)	(32)	(0.02)	(6)	(0.01)	(52)	(0.04)
Non-GAAP net earnings	$661	$0.50	$639	$0.49	$1,860	$1.40	$2,152	$1.63

(1) Other adjustments includes non-service net periodic benefit cost and tax indemnification and other adjustments.
Reconciliation of net cash provided by operating activities to free cash flow.

	For the three months ended July 31,		For the nine months ended July 31,
	2024	2023	2024	2023
	In millions
Net cash provided by operating activities	$1,154	$1,525	$2,311	$1,585
Investment in property, plant and equipment and software assets	(543)	(671)	(1,759)	(2,153)
Proceeds from sale of property, plant and equipment	62	102	280	347
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	(1)	(35)	138
Free cash flow	$669	$955	$797	$(83)

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
Non-GAAP gross profit and non-GAAP gross profit margin are defined to exclude charges related to the stock-based compensation expense, disaster (recovery) charges, and divestiture related exit costs. See below for the reasons management excludes each item:
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
•Disaster (recovery) charges are primarily related to the exit of our businesses in Russia and Belarus, and include credit losses of financing and trade receivables, employee severance and abandoned assets. Disaster charges also include direct costs or recovery of these costs. We exclude disaster (recovery) charges from these non-GAAP measures as the specific charges are non-recurring charges and not indicative of the operational performance of our business.
•Divestiture related exit costs include expenses associated with certain disposal activities. On May 23, 2024, HPE announced plans to divest the Company’s CTG business. We consider this divestiture to be a discrete event. We exclude these costs as these expenses are non-recurring exit costs to eliminate stranded costs of this business. In addition, our internal benchmarking analyses evidence that many industry participants and peers present non-GAAP financial measures excluding these charges.

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
•We incur costs related to our acquisition, disposition and other related charges. The charges are direct expenses, such as professional fees and retention costs, most of which are treated as non-cash or non-capitalized expenses. For the three and nine months ended July 31, 2024, these charges were driven by costs associated with the pending acquisition of Juniper Networks, in addition to prior acquisitions of Axis, Athonet and OpsRamp. For the three and nine months ended July 31, 2023, these charges were driven by acquisitions of Axis, Zerto, OpsRamp and Athonet. Charges may also include expenses associated with disposal activities including legal and arbitration settlements in connection with certain dispositions. We consider these acquisitions and divestitures to be discrete events. We exclude these costs as these expenses are inconsistent in amount and frequency and are significantly impacted by the timing and nature of our acquisitions and divestitures. In addition, our internal benchmarking analyses evidence that many industry participants and peers present non-GAAP financial measures excluding these charges.
Non-GAAP net earnings and non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges mentioned above, as well as other items such as earnings from equity interests, gain or loss on equity investments, other adjustments, and adjustments for taxes. The Adjustments for taxes line item includes certain income tax valuation allowances and separation taxes, the impact of tax reform, structural rate adjustment, excess tax benefit from stock-based compensation, and adjustments for additional taxes or tax benefits associated with each non-GAAP item. In addition to the items previously explained, management excludes these items for the following reasons:
•During the six months ended April 30, 2024, we stopped reporting H3C earnings in our non-GAAP results due to the planned divestiture of the H3C investment. Per the terms of the original Put Share Purchase Agreement, we weren’t anticipating receiving dividends from this investment prospectively. However, on May 24, 2024, we entered into an Amended and Restated Put Share Purchase Agreement and an Agreement on Subsequent Arrangements, both with UNIS, as described in Note 16 “Equity Method Investments” to the Condensed Consolidated Financial Statements in Item 1 of Part I, which, taken together, revise the arrangements governing the aforementioned sale as previously set forth in the original Put Share Purchase Agreement. For the three months ended July 31, 2024, the adjustment to earnings from equity interests represents our expectation at such time to divest 30% of the total issued share capital of H3C in fiscal 2024. On September 4, 2024, we divested 30% of the total issued share capital of H3C. We continue to possess the option to sell the remaining 19% of the total issued share capital of H3C at a later date. Prospectively, the adjustment to earnings from equity interests will incorporate the completed divestment of 30% of the total issued share capital of H3C. All periods presented include the amortization of the basis difference in our investment. For the nine

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
months ended July 31, 2023, this adjustment also included our portion of intangible asset impairment charges from H3C. We believe that eliminating these amounts for purposes of calculating non-GAAP financial measures facilitates the evaluation of our current operating performance.
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
FCF is defined as cash flow from operations, less net capital expenditures (investments in PP&E and software assets less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. FCF does not represent the total increase or decrease in cash for the period. Our management and investors can use FCF for the purpose of determining the amount of cash available for investment in our businesses, repurchasing stock and other purposes as well as evaluating our historical and prospective liquidity.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HPE, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. There have been no material changes in our market risk exposures since October 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenue, gross margin, and profit vary among our diverse products and services, customer groups, and geographic markets and therefore, will likely be different in future periods than our historical results. Our revenue depends on the overall demand for our products and services, which is difficult to accurately predict, varies from time to time, may be uneven across our portfolio of offerings, and is subject to industry-wide or broader macroeconomic market dynamics (such as the persistent inflationary environment and industry-wide softening of network demand), all of which have in the past adversely impacted, and may again in the future adversely impact, our business and financial condition. Additionally, the varying sizes of customer contracts or orders and variations in customer acceptances of delivered orders and the timing thereof can be uneven across our portfolio and can impact our ability to recognize revenue (particularly with respect to contracts and orders involving our AI offerings). Such variables have in the past negatively impacted our financial performance, and may do so again in the future. Delays or reductions in discretionary IT spending by our customers or potential customers have had, and in the future could have a material adverse effect on demand for our products and services, which could result in a significant decline in revenue. For example, we have seen demand soften unevenly across our portfolio and geographies, which may continue, as certain customers and sectors have been taking longer than anticipated to digest prior large orders. In addition, revenue declines in some of our businesses may affect revenue in our other businesses as we may lose cross-selling opportunities. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer, and geographic mix reflected in that period's net revenue.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased and Settled as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (May 2024)	265	$17.17	265	$911,789
Month 2 (June 2024)	—	—	—	911,789
Month 3 (July 2024)	2,306	20.65	2,306	$864,161
Total	2,571	$20.29	2,571
As of July 31, 2024, the Company had a remaining authorization of approximately $0.9 billion for future share repurchases.

Item 5. Other Information
Trading Plans
During the fiscal quarter ended July 31, 2024, the following trading plans were adopted or terminated by our directors or officers, as applicable:

Name & Title	Date of Adoption / Termination	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased/Sold Pursuant to Trading Arrangement	Duration of Plan(2)
Jeremy Cox	Terminated June 11, 2024	Non-Rule 10b5-1 Trading Arrangement	Up to 253,815 shares to be sold	June 15, 2022-April 30, 2025
SVP, Controller and Chief Tax Officer
Jeremy Cox	Adopted June 11, 2024	Rule 10b5-1 Trading Arrangement	Up to 100,392 shares to be sold	September 12, 2024-June 30, 2026
SVP, Controller and Chief Tax Officer
Philip Mottram	Adopted June 12, 2024	Rule 10b5-1 Trading Arrangement	Up to 65,278 shares to be sold	December 10, 2024-June 4, 2025
EVP, General Manager, Intelligent Edge
Antonio Neri	Adopted June 14, 2024	Rule 10b5-1 Trading Arrangement	Up to 500,000 shares to be sold	September 13, 2024-March 13, 2025
President and Chief Executive Officer

(1)    Except for the “Non-Rule 10b5-1 Trading Arrangement”, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended (the “Rule”).
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	Employee Matters Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company, Seattle SpinCo, Inc. and Micro Focus International plc	8-K	001-37483	2.3	September 7, 2016
2.12	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.13	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.14	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc., and Nimble Storage, Inc.	8-K	001-37483	99.1	March 7, 2017
2.15	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017

2.16	Employee Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation,	8-K	001-38033	2.1	April 6, 2017
2.17	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.18	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.19	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.20	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.21	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.22	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.23	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.24	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.25	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.26	Agreement and Plan of Merger, dated as of May 16, 2019, by and among Hewlett Packard Enterprise Company, Canopy Merger Sub, Inc., and Cray Inc.	8-K	001-37483	2.1	May 17, 2019
2.27	Agreement and Plan of Merger, dated as of July 11, 2020, by and among Hewlett Packard Enterprise Company, Santorini Merger Sub, Inc., Silver Peak Systems, Inc., and certain other parties thereto	8-K	001-37483	2.1	July 13, 2020
2.28	Agreement and Plan of Merger, dated as of January 9, 2024, by and among Juniper Networks, Inc., Hewlett Packard Enterprise Company, and Jasmine Acquisition Sub, Inc. (certain schedules and exhibits omitted pursuant to Regulation S-K Item 601(a)(5)).	8-K	001-37483	2.1	January 10, 2024
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Second Amended and Restated Bylaws effective September 27, 2023	8-K	001-37483	3.1	September 28, 2023
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
3.5	Registrant's Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	April 12, 2024
3.6	Registrant's Restated Certificate of Incorporation	8-K	001-37483	3.2	April 12, 2024

4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.3	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015
4.4	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.5	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.6	Nineteenth Supplemental Indenture, dated as of March 21, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.900% notes due 2024	8-K	001-37483	4.2	March 21, 2023
4.7	Twentieth Supplemental Indenture, dated as of March 21, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 6.102% notes due 2026	8-K	001-37483	4.3	March 21, 2023
4.8	Twenty-First Supplemental Indenture, dated as of June 14, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.250% notes due 2028	8-K	001-37483	4.3	June 14, 2023
4.9	Registration Rights Agreement, dated as of October 9, 2015, by and among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.10	Form of Subordinated Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.11	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.12	December 22, 2023
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022
10.4	Amendment No. 2 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 6, 2023
10.5	Amendment No. 3 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 12, 2024

10.6	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.7	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.8	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.9	Form of Performance-Contingent Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.8	November 5, 2015
10.10	Form of Performance-Adjusted Restricted Stock Units Grant Agreement, as amended and restated effective January 1, 2016*	10-Q	001-37483	10.15	March 10, 2016
10.11	Description of Amendment to Equity Awards (incorporated by reference to Item 5.02 of the 8-K filed on May 26, 2016)*	8-K	001-37483	10.1	May 26, 2016
10.12	Niara, Inc. 2013 Equity Incentive Plan*	S-8	333-216481	4.3	March 6, 2017
10.13	SimpliVity Corporation 2009 Stock Plan*	S-8	333-217438	4.3	April 24, 2017
10.14	Silicon Graphics International Corp. 2005 Equity Incentive Plan, as amended*	10-K	000-51333	10.3	September 10, 2012
10.15	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.16	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.17	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.18	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)	10-Q	001-37483	10.29	September 4, 2018
10.19	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September 4, 2018
10.20	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.21	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.22	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.23	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.24	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.25	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.26	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.3	October 29, 2020
10.27	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.28	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.29	2021 Stock Incentive Plan – Form of Performance-Adjusted Restricted Stock Units Grant Agreement*	10-K	001-37483	10.31	December 10, 2021
10.30	Five-Year Credit Agreement dated as of December 10, 2021 among Hewlett Packard Enterprise Company, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent	10-Q	001-37483	10.33	March 3, 2022

10.31	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2022)*	10-K	001-37483	10.31	December 8, 2022
10.32	2021 Stock Incentive Plan - Form of Non-Employee Director Restricted Stock Units Grant Agreement (for grants beginning April 2023)*	10-Q	001-37483	10.32	June 2, 2023
10.33	OpsRamp, Inc. 2014 Equity Incentive Plan*	10-Q	001-37483	10.33	June 2, 2023
10.34	Put Share Purchase Agreement, dated May 26, 2023, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.34	June 2, 2023
10.35	2021 Stock Incentive Plan - Form of Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.34	December 22, 2023
10.36	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.35	December 22, 2023
10.37
Amended and Restated Put Share Purchase Agreement, dated May 24, 2024, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))‡

10.38
Agreement on Subsequent Arrangements, dated May 24, 2024, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))‡

10.39
Amendment Agreement, dated as of June 18, 2024, amending the Five-Year Credit Agreement dated as of December 10, 2021 among Hewlett Packard Enterprise Company, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent (certain schedules and exhibits omitted pursuant to Regulation S-K Item 601(a)(5))‡

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

HEWLETT PACKARD ENTERPRISE COMPANY
/s/ Marie Myers
Marie Myers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: September 5, 2024