Form 10-K
period 2024-10-31
Hewlett Packard Enterprise Co
filed 2024-12-19
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2024
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-37483

HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1701 East Mossy Oaks Road,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip code)
(678)			259-9860
(Registrant's telephone number, including area code)

______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
7.625% Series C Mandatory Convertible Preferred Stock, par value $0.01 per share	HPEPRC	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $21,985 million based on the last sale price of common stock on April 30, 2024.
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of December 9, 2024 was 1,315,333,942 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2024 are incorporated by reference into Part III of this Report.
III

Table of Content

Hewlett Packard Enterprise Company
Form 10-K
For the Fiscal Year ended October 31, 2024

Table of Content

Forward-Looking Statements
This Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries (“Hewlett Packard Enterprise”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words “believe,” “expect,” “anticipate,” “intend,” “will,” “estimates,” “may,” “likely,” “could,” “should” and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any anticipated financial or operational benefits associated with the segment realignment that became effective as of the beginning of the first quarter of fiscal 2024; any projections, estimations or expectations of addressable markets and their sizes, revenue (including annualized revenue run-rate), margins, expenses (including stock-based compensation expenses), investments, effective tax rates, interest rates, the impact of tax law changes and related guidance and regulations, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections or estimations of orders, including as-a-service orders; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution and consummation of corporate transactions or contemplated acquisitions (including but not limited to our proposed acquisition of Juniper Networks, Inc.) and dispositions (including disposition of our H3C shares and the receipt of proceeds therefrom), research and development expenditures, and any resulting benefits, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to products or services; any statements concerning technological and market trends, the pace of technological innovation, and adoption of new technologies, including artificial intelligence-related and other products and services offered by Hewlett Packard Enterprise; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Hewlett Packard Enterprise and our financial performance, including but not limited to supply chain dynamics, demand for our products and services, and access to liquidity, and our actions to mitigate such impacts to our business; the scope and duration of outbreaks, epidemics, pandemics, public health crises, the ongoing conflicts between Russia and Ukraine and in the Middle East and the relationship between China and the U.S., and our actions in response thereto, and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any statements regarding future regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues; any statements regarding pending litigation, investigations, claims, or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to heightened global trade restrictions, the use and development of artificial intelligence and the events described above; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including from public health crises, such as pandemics or epidemics, and geopolitical events, such as, but not limited to, those mentioned above); the development of and transition to new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution of Hewlett Packard Enterprise’s ongoing transformation and mix shift of its portfolio of offerings; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from macroeconomic or geopolitical events, such as, but not limited to, those mentioned above; the prospect of a shutdown of the U.S. federal government; the hiring and retention of key employees; the execution, integration, consummation, and other risks associated with business combination, disposition, and investment transactions, including but not limited to the risks associated with the disposition of H3C shares and the receipt of proceeds therefrom and completion of our proposed acquisition of Juniper Networks, Inc. and our ability to integrate and implement our plans, forecasts, and other expectations with respect to the consolidated business; the impact of changes to privacy, cybersecurity, environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining certain financial metrics; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending litigation, investigations, claims, and disputes; the impacts of tax law changes and related guidance or regulations; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this report and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content

PART I
ITEM 1. Business
We are a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze and act upon data seamlessly from edge to cloud. We enable customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Our customers range from small-and-medium-sized businesses to large global enterprises and governmental entities. Our legacy dates back to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers.
We use the terms “Hewlett Packard Enterprise,” “HPE,” “the Company,” “we,” “us,” and “our” to refer to Hewlett Packard Enterprise Company.
Our Strategy
Over the last several years, new megatrends around edge, cloud, data, and artificial intelligence (“AI”) have emerged to shape customer expectations for enterprise technology. First, data at the edge is increasing exponentially, driven by the proliferation of devices that require secure connectivity to enable reliable digital experiences. Second, enterprises need a cloud experience everywhere to manage data and workloads wherever they live across a distributed enterprise. Third, data growth is creating countless new opportunities to generate meaningful business insights. Finally, HPE is seeing a significant technology shift as customers realize the fundamental potential of AI technology to deliver business transformation.
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
Customers also want to better extract value from their growing stores of rapidly evolving data, knowing that actionable insights from data are critical to deliver business transformations. Data is becoming more unstructured, more time-sensitive, and more distributed. Frequently, data is siloed and spread across different multi-generational IT systems, often trapped in critical legacy architecture. Many organizations cannot adequately gain insights from their data at the edge or face cloud migration challenges because of their legacy applications. Customers need a data-first modernization approach across edge to data center to cloud.
HPE has deployed an edge-to-cloud strategy that capitalizes on emergent megatrends and delivers a data-first modernization approach for customers. Our vision to be the edge-to-cloud company has led us to innovate our solutions across networking connectivity, cloud, and data, delivered as-a-service (“aaS”) through the HPE GreenLake cloud. We have shifted our mix of products and services, and how we deliver that mix to customers. HPE has evolved to a platform-based model, fueled by a portfolio richer in software and services. In hybrid cloud, we have redefined the cloud space by delivering an experience that is hybrid by design with our HPE GreenLake cloud as the centerpiece of our strategy; it accelerates multi-generation IT transformation through a unified cloud-native and AI-driven experience that empowers customers to access, analyze, and extract value from their data across public clouds, data centers, colocation facilities, and at the edge. The AI market requires a modern and high-performing networking fabric as a core foundation to deliver a more efficient data-center cloud, which we offer through our AI-driven portfolio of networking solutions. Our server business supports both traditional servers and those meant to enable AI workloads with decades of large-scale infrastructure expertise, including technologies like direct liquid cooling that are powering some of our largest AI systems. Our Financial Services (“FS”) business complements our solution offerings by helping customers unlock financial capacity.
We recognize the AI market will be driven by computational capability, data-intensive workloads, and the need for specialized architecture; thus, we have been targeting, and continue to target three areas: supercomputing, AI infrastructure, and AI platform software. We seek to seize this AI market opportunity by innovating in networking, hybrid cloud and AI – which are all essential building blocks to deliver a unified technology experience. We believe that we are differentiated from our competition by our unique and compelling value proposition, which positions us to capture significant value from the growing AI market through our intellectual property portfolio, trusted expertise, and long-term sustained market leadership in supercomputing.
The pending acquisition of Juniper Networks, Inc. ("Juniper Networks") further supports the aforementioned strategies and enables us to execute on them. We believe this acquisition will accelerate our edge-to-cloud vision with a full networking IP stack: from silicon, to infrastructure, to the operating system, to security, to software and services, in a cloud-native and AI-

Table of Content

driven approach. Furthermore, through this strategic acquisition, we seek to deliver secure, AI-driven networking solutions, which will be foundational to delivering fully integrated hybrid cloud and AI solutions.
Our Business Segments, Products and Services
Our operations are organized into five reportable business segments: Server, Hybrid Cloud, Intelligent Edge, Financial Services, and Corporate Investments and Other. The class of similar product categories within each segment which accounted for more than 10% of our consolidated net revenue in each of the past three years was as follows:
•Fiscal 2024 - Server products, Server services, Intelligent Edge products, Hybrid Cloud products
•Fiscal 2023 - Server products, Intelligent Edge products, Server services, Hybrid Cloud products
•Fiscal 2022 - Server products, Server services, Hybrid Cloud products, Intelligent Edge products
The Company had two distributors which represented approximately 14% and 11% of the Company's total net revenue in fiscal 2024, primarily within the Intelligent Edge and Server segments.
A summary of our net revenue, earnings from operations and assets for our segments can be found in Note 2, “Segment Information,” to our Consolidated Financial Statements in Item 8 of Part II. A discussion of certain factors potentially affecting our operations is set forth in Item 1A of Part I, “Risk Factors.”
Server
Our Server segment offerings consist of general-purpose servers for multi-workload computing and workload-optimized servers to deliver the high performance and value for demanding applications, and integrated systems comprised of software and hardware designed to address high-performance computing and supercomputing (including exascale applications), artificial intelligence, data analytics, and transaction processing workloads for government and commercial customers globally. This portfolio of products includes our secure and versatile HPE ProLiant Rack and Tower servers; HPE Synergy, a composable infrastructure for traditional and cloud-native applications; HPE Scale Up Servers product lines for critical applications, including large enterprise software applications and data analytics platforms; HPE Edgeline servers; HPE Cray EX; HPE Cray XD (formerly known as HPE Apollo); and HPE NonStop. Server offerings also include operational and support services sold with systems and as standalone services.
Hybrid Cloud
The Hybrid Cloud segment offers a wide variety of cloud-native and hybrid solutions across storage, private cloud and the infrastructure software-as-a-service (“SaaS”) space. Storage includes data storage and data management offerings with the HPE Alletra Storage portfolio; unstructured data solutions and analytics for AI; data protection and archiving; and storage networking. It also includes AIOps-driven intelligence with HPE InfoSight and HPE CloudPhysics. In private cloud, our Private Cloud Enterprise offerings include new cloud-native offerings and capabilities for virtual machines, containers, and bare metal; a full suite of private cloud offerings that enable customers to self-manage or choose a fully managed experience. In fiscal 2024, we launched a new offering, Private Cloud AI, that captures the emerging enterprise model fine-tuning, retrieval augmented generation and inference markets for AI solutions. Private Cloud AI is fully integrated, standardized offer that has been co-developed with AI market leader Nvidia, with the goal to provide an out of the box solution for enterprise AI. This segment also provides self-service private cloud on-demand with HPE GreenLake for Private Cloud Business Edition. Infrastructure software includes monitoring and observability for day two operations and beyond through our acquisition of OpsRamp and unified data access through our HPE Ezmeral Data Fabric and analytics suite, which helps move and transform data for use in AI and other applications. Hybrid Cloud segment also includes data lifecycle management and protection through our suite of offerings, including Zerto Disaster Recovery.
Intelligent Edge
The Intelligent Edge segment offers wired and wireless local area networks, campus, branch, and data center switching, software-defined wide-area-networks, private and public cellular network software, network security, and associated services that enable secure connectivity for businesses of any size. The HPE Aruba Networking product portfolio includes hardware products such as Wi-Fi access points, switches, and gateways. The HPE Aruba Networking software and services portfolio includes cloud-based management, network management, network access control, software-defined wide-area networking, network security, analytics and assurance, location services software, private and public cellular core software, and professional and support services, as well as aaS and consumption models through the HPE GreenLake cloud for the Intelligent Edge portfolio of products. Intelligent Edge offerings are consolidated in the edge service platform, which takes a cloud-native approach that provides customers with a unified framework to meet their connectivity, security, and financial needs across campus, branch, data center, and remote worker environments. Upon closing of the pending acquisition of Juniper Networks, we expect to offer an even more comprehensive portfolio of networking solutions.

Table of Content

 Financial Services
Financial Services (“FS”) provides flexible investment solutions, such as leasing, financing, IT consumption, utility programs, and asset management services for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software, and services from Hewlett Packard Enterprise and others. FS also supports financial solutions for on-premise flexible consumption models, such as the HPE GreenLake cloud.
Corporate Investments and Other
Corporate Investments and Other includes the Advisory and Professional Services business, which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities; the Communications and Media Solutions business, which primarily offers software and related services to the telecommunications industry; and Hewlett Packard Labs, which is responsible for research and development.
Our Strengths
We believe that we possess a number of competitive advantages that distinguish us from our competitors, including:
•Edge-to-cloud strategy and solutions uniquely solve customer challenges. As data grows and evolves, enterprises become increasingly distributed, and customers realize the potential in AI technology, HPE’s edge-to-cloud strategy is uniquely designed to enable customers to securely access, control, and maximize the value of all their workloads and data assets to accelerate business outcomes. The HPE GreenLake cloud is an open, secure, fully integrated platform that brings a unified experience across the edge, data center, colocation, and cloud. It is automated and easy to consume with capacity available to scale up and down on demand. It offers true pay per use consumption so customers only pay for what they use, and they can have the entire hybrid cloud experience managed for them through our HPE Managed Services offerings.
•Comprehensive portfolio. We have a distinctive and industry leading portfolio of edge-to-cloud solutions and capabilities to help accelerate our customers' digital transformations and help them capture the opportunity that AI presents for their businesses. We combine our software-defined infrastructure and services capabilities to provide what we believe is the strongest portfolio of enterprise solutions in the IT industry. Our ability to deliver a comprehensive IT strategy and connect our customers' data from edge to cloud, through our high-quality products and high-value consulting and support services in a single package, is one of our principal differentiators.
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
•Global distribution and partner ecosystem. We are experts in delivering innovative technological solutions to our customers in complex multi-country, multi-vendor, and/or multi-language environments. We have expansive go-to-market capabilities, including a large ecosystem of channel partners, which enables us to market and deliver our product offerings to customers located virtually anywhere in the world. Our HPE GreenLake cloud provides open cloud application programming interfaces to our partners, enabling them to better offer their unique solutions to customers.

Table of Content

•Custom financial solutions. Through our FS segment, we help customers create investment capacity to accelerate their transformations by helping them free up capital, capture value from older assets, achieve sustainability goals, invest in new technologies aaS, and weather financial volatility. FS is also an enabler of our consumption-based IT models by helping spread our upfront solution costs over the duration of the customer contract. Through FS’ Technology Renewal Centers, we are helping customers achieve their own sustainability goals by refurbishing technology assets for reuse.
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
The mix of our business conducted by direct sales or channel differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing, and distribution efforts accordingly. We are focused on driving the depth and breadth of our coverage, in addition to identifying efficiencies and productivity gains, in both our direct and indirect businesses. This has resulted in a combined go-to-market model, in which we have a direct sales presence in a number of countries, while we sell and deliver our products, solutions, and services through a channel-only model in the remaining countries. In those countries where we have a direct sales presence, we follow a bifurcated sales operational model with separate go-to-market routes for high-velocity, transactional hardware sales, on the one hand and for services and solutions, on the other hand. Also, we typically assign an account manager to manage relationships across our business with large enterprise customers as well as with large public sector accounts. The account manager is supported by a team of specialists with product and services expertise. For other customers, our businesses collaborate to manage relationships with commercial resellers targeting smaller accounts, both in the commercial and public sector space.
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

Table of Content

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
Like other participants in the IT industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. From time to time, we experience significant price volatility or supply constraints for certain components that are not available from multiple sources due to certain events taking place where our suppliers are geographically concentrated. When necessary, we are often able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on our gross margin, but does not generally disrupt production. We also acquire component inventory in anticipation of supply constraints, or enter into longer-term pricing commitments with vendors to improve the priority, price, and availability of supply. See “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K under the heading “We depend on third-party suppliers, and our financial results could suffer if we fail to manage our supplier relationships properly.”
We rely on proactive inventory buffering measures in order to position ourselves well for availability of those components. We intend to take additional inventory actions as appropriate in alignment to the market demand, and plan to continue leveraging strong partnerships and long-term agreements with our suppliers.
Backlog
Backlog represents the price of orders related to current or prior periods for which work has not been performed or goods have not been delivered as of the reporting period. Orders reflected in backlog are subject to adjustment, including as a result of re-bookings, cancellations and fulfillment issues, which may impact backlog.
The adverse impact of the global pandemic on the supply chain has moderated, resulting in a more balanced supply-and-demand environment and improved component availability. Challenges in global logistics have mostly normalized despite some uncertainty related to regional conflicts and port labor disputes. Our overall demand pipeline has improved since the beginning of fiscal 2024 as customers have been digesting through their inventory. Even though demand across our AI product portfolio, including for high performance graphics and accelerated processing units, continues to be somewhat uneven, due to the lumpiness of deals that can cause fluctuations quarter-to-quarter, AI systems demand in the midst of persisting data center space availability constraints continued to drive significant AI backlog. The supply and demand environment for GPUs continues to remain uneven as the market navigates transition to next generation GPUs. These dynamics have resulted in our inventory levels being elevated as compared to the fiscal year ended October 31, 2023, and we are closely monitoring inventory levels as the market navigates a transition to next-generation GPUs.
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
A summary of our domestic and international results is set forth in Note 2, “Segment Information,” to our Consolidated Financial Statements in Item 8 of Part II. Approximately 64% of our overall net revenue in fiscal 2024 came from sales outside the United States.
For a discussion of certain risks attendant to our international operations, see “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K under the headings “Due to the international nature of our business, political or economic changes and the laws and regulatory regimes applying to international transactions or other factors could harm our future revenue, costs and expenses, and financial condition,” and “We are exposed to fluctuations in foreign currency exchange rates,” “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II, and Note 13, “Financial Instruments,” to our Consolidated Financial Statements in Item 8 of Part II.

Table of Content

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
Expenditures for R&D were $2.2 billion in fiscal 2024, $2.3 billion fiscal 2023, and $2.0 billion in fiscal 2022. We anticipate that we will continue to have significant R&D expenditures in the future to support the design and development of innovative, high-quality products, services, and solutions to maintain and enhance our competitive position.
Included in the R&D work currently taking place at the Company are the following initiatives:
In Server, we are developing high-quality next-generation compute solutions that encompass servers, server-attached options, and software, integrating the latest industry technology and aligning with our customers' evolving needs. Furthermore, we are advancing our SaaS capabilities by creating cloud-native, cloud-based server management solutions to enhance our existing portfolio. In the high performance computing and AI sector, our investments are focused on pioneering leadership computing solutions that deliver superior performance and efficiency. These solutions feature leading edge silicon architectures, high-speed interconnects, advanced storage and innovative direct liquid cooling. Our R&D efforts in the realm of AI are particularly robust, with new server solutions designed for AI inference engines and integrated into larger HPE Private Cloud AI for inferencing, retrieval augmented generation, and model fine-tuning. Large-scale model training and tuning, including natural language processing, large language models, and multi-modal training for models with trillions of parameters are supported by our leading AI solutions. These efforts are bolstered by the development of high-performance computing tools, cloud-native and scalable cluster management software, and transaction processing software, which have been instrumental in achieving our milestone of delivering the world's first exascale supercomputer.
In Hybrid Cloud, we are investing in a comprehensive portfolio of storage and private cloud technologies and capabilities that are focused on enabling customers to transform through the power of data and AI, modernize their IT infrastructure and simplify hybrid operations, delivering a cloud operational experience via the HPE GreenLake cloud. We continue to invest in the storage portfolio aligned with the customers evolving data and AI needs. We have extended the deployment model from on-premise and cloud-adjacent to include software-defined cloud native deployments in Amazon Web Services. In private cloud, we are developing fully integrated hardware-software offers that simplify day-to-day management, operations and data protection, enables an on-premise public-cloud like experience while addressing security, privacy, governance, and regulatory compliance needs. The investment includes airgapped/disconnected offers and offers for heavy data traffic and latency requirements at the edge. In the AI space, we have invested in building turn-key integrated systems co-engineered with Nvidia that integrate HPE AI hardware and software technologies with Nvidia technologies to radically increase time to value of GenAI capabilities optimized for inferencing, retrieval augmented generation, and model fine-tuning. We have expanded our cloud observability and orchestration capabilities and virtualization options through the acquisitions of OpsRamp (observability) and Morpheus (orchestration), extending our ability to simplify IT complexity in multi-cloud and multi-vendor environments. Finally, we have been rapidly developing an enterprise-grade hypervisor for virtual machines, along with the ability to manage cloud-native applications using containerization, or specialized workload needs with bare metal as a service.
In Intelligent Edge, we are investing in a broad portfolio of networking and security capabilities, addressing remote, branch, campus, data center, and cloud use cases. We are expanding our wireless access portfolio to include new Wi-Fi (e.g., Wi-Fi 7) and private cellular (4G, LTE, and 5G) products to complement our existing portfolio. We have expanded our security capabilities with last year’s acquisition of Secure Service Edge (“SSE”) provider Axis Security and delivering stand-alone SSE, and integrating security with our software-defined wide area network (“SD-WAN”) capabilities to deliver a single-vendor Secure Access Services Edge solution. In our Ethernet Switch portfolio, we are investing in new Data Center Networking platforms and features to expand our total addressable market to complement the campus and branch segment. We leverage the HPE GreenLake cloud to provide consistent access to our aaS capabilities and enable new business models, including network-as-a-service. We also are investing in automation, machine learning, and AI-based network operations to optimize user experience and improve operator efficiency, as exemplified by our cloud-native Aruba Central cloud service, which is expected to provide manageability across our entire portfolio, including Wireless LAN, Ethernet switching, SD-WAN, and security.
In Hewlett Packard Labs, we are focused on disruptive innovation and applied research in collaboration with other HPE business groups to deliver differentiated intellectual property. Our innovation agenda is focused on developing technologies in the areas of system architecture, networking, AI, sustainability, edge-to-cloud, quantum computing, and sustainability. We also continue to invest in our silicon design capability to accelerate the development and delivery of our technology.

Table of Content

For a discussion of risks attendant to our R&D activities, see “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K under the heading “If we cannot successfully execute our go-to-market strategy, including offering our entire portfolio aaS, our business, operating results, and financial performance may suffer.”
Patents
Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. As of October 31, 2024, our worldwide patent portfolio included approximately 13,000 issued and pending patents.
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
For a discussion of risks attendant to intellectual property rights, see “Risk factors” in Item 1A of Part I of this Annual Report on Form 10-K under the headings “Our financial performance may suffer if we cannot continue to develop, license or enforce the intellectual property rights on which our businesses depend” and “Our products and services depend in part on intellectual property and technology licensed from third parties.”
Seasonality
From time to time, the markets in which we sell our products, services, and solutions experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, European sales are often weaker in the summer months. See “Risk factors” in Item 1A of Part I of this Annual Report on Form 10-K under the heading “Our uneven sales cycle and supply chain disruptions make planning and inventory management difficult and future financial results less predictable.”
Competition
We have a broad technology portfolio of enterprise IT infrastructure products, solutions, and services which includes our aaS offerings. We encounter strong competition in all areas of our business. We compete primarily on the basis of technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support, security, and the availability of our IT infrastructure offerings.
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
The competitive environments in which our segments operate are described below:
Server business operates in the highly competitive enterprise data center infrastructure market and the markets for data-intensive high performance supercomputing, analytics, and artificial intelligence infrastructure solutions, which are characterized by rapid and ongoing technological innovation. Our primary competitors in data center infrastructure are technology vendors, such as Dell Technologies Inc., Super Micro Computer, Inc., Cisco Systems, Inc., Lenovo Group Ltd. In certain regions, we also experience competition from local companies and from generically branded or “white-box” manufacturers. Our primary competitors in high performance infrastructure include technology vendors that can design and build solutions that deliver performance scalability and connectivity necessary to handle super-compute and AI workloads, including Dell Technologies Inc., Super Micro Computer, Inc., Lenovo Group Ltd., Fujitsu Network Communications, Inc., and Atos Information Technology Incorporated. In our software platform for AI model development and deployment, we both compete and cooperate with cloud service providers and start-up companies that deliver platforms for AI model training, tuning, and inferencing. Our strategy is to deliver superior products, high-value technology support services, and differentiated

Table of Content

integrated solutions that combine our infrastructure, software, and services capabilities. Our competitive advantages include our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
Hybrid Cloud is our private cloud services solutions business consisting of HPE’s GreenLake and Storage solutions, and associated private cloud software offerings. Hybrid cloud solutions enable HPE to take care of the infrastructure, so customers can focus on managing workloads and fostering innovation. Our primary competitors are other infrastructure and cloud management software technology vendors, such as Broadcom/VMware, Cisco Systems Inc., Dell Technologies Inc., IBM, NetApp Inc., Nutanix, and Pure Storage and public cloud vendors like Amazon Web Services, Google Cloud, and Microsoft Azure. Our strategy is to deliver a secure and scalable cloud-like experience across any app or mission-critical workload—traditional or cloud-native.
Intelligent Edge operates in the highly competitive networking and connectivity infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors are technology vendors, such as Cisco Systems, Inc., Extreme Networks, Inc., Arista Networks Inc, Palo Alto Networks, Fortinet, Juniper Networks, Ruckus Networks, and Ubiquiti and networking-as-a-service vendors such as Nile and Meter. Our strategy is to deliver superior enterprise wired and wireless local-area, wide-area and data-center networking components and software, routing technology, high-value technology support services, and differentiated integrated solutions that combine our infrastructure, software, and services capabilities. Our competitive advantage includes our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
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
For a discussion of certain risks attendant to these competitive environments, see “Risk factors” in Item 1A of Part I of this Annual Report on Form 10-K under the heading “We operate in an intensely competitive industry, and competitive pressures could harm our business and financial performance.”
Human Capital Resources
At HPE we are united by our purpose, which is to advance the way people live and work. We believe technology’s greatest promise lies in its potential for positive change. This is the guidepost for each decision we make at HPE. We believe it not only helps guide our contribution to society, but also makes good business sense. Our company strives to be an engine of innovation, and our approximately 61,000 employees as of October 31, 2024, are proud of the ways our technology enables our customers to achieve meaningful outcomes like curing disease, modernizing farming, addressing world-hunger, and democratizing transportation through autonomous vehicles.
Our Culture - We recognize the importance of talent and culture to the success of HPE and our ability to fulfill our purpose. We have identified four key cultural beliefs that guide how we lead on a daily basis: accelerating what’s next, bold moves, the “power of yes we can,” and being a force for good. We embed these beliefs in a deep-rooted DNA that puts customers first, enabling us to partner, innovate, and act with integrity. HPE has remained committed to its focus on internalizing these values into a vibrant culture that creates a superior team member experience and a highly engaged workforce, driving improvements across our communications, our reward programs, our talent/performance programs, and our work environment. Through such efforts, we aim to foster a collaborative, inclusive, and inspiring experience for all our team members and to make HPE a destination for talent while driving high-performance and growth opportunities for our team members, and innovation and excellence for our customers. In the midst of the above, we continually seek feedback from our team members to better understand and improve their experiences and identify opportunities to continually strengthen our culture.
Diversity, Equity, and Inclusion - At HPE, we are committed to cultivating a diverse and inclusive workplace. By fostering a culture where our people can freely contribute their perspectives, ideas, and experiences, we can fuel innovation, drive transformational changes, and be a force for good by harnessing the potential of our technologies and our team members. In 2024, we continued to advance our global approach of enhancing the composition of our workforce, by selecting regional leaders responsible for engaging team members, core human resources professionals, business stakeholders, and external

Table of Content

partners to identify areas of focus to advance unconditional inclusion. We also expanded our voluntary, and confidential self-identification program, “Count me in. I belong!” from the US, Puerto Rico and the U.K, to include Mexico, Brazil, Costa Rica, Colombia and India for the first time. We continue to develop new and inclusive pipelines of talent in science, technology, engineering, and math (“STEM”) professions through our dedicated HPE STEM Discovery Program. This program equips and enables HPE team members to serve as STEM education and digital inclusion volunteers in their local communities, exposing learners to cutting-edge technology and raising awareness about careers in technology. The Diversity, Equity, and Inclusion Voice of the Workforce index within our annual global engagement survey continued to reveal strong engagement scores across our ethnically diverse and female team members. Our Board, Chief Executive Officer (“CEO”), and Executive Committee model high standards for our efforts to drive an unconditionally inclusive environment and oversee efforts throughout the Company leadership to continuously develop their inclusive leadership acumen.
Talent - We are dedicated to attracting, developing, and retaining top talent through substantial investment. Our commitment extends to all career stages. We establish transparent goals, promote accountability, and continuously evaluate and nurture talent. About 95% of employees engaged in HPE’s “My Success Plan” program, which entails quarterly 1:1 conversations with leaders, centered on performance, progress, and career aspirations. The dynamic nature of our industry allows team members to thrive in their current roles while acquiring new skills. Over the past year, our approximately 61,000 team members completed over 821,000 online and instructor-led courses across various categories, including leadership, inclusion and diversity, professional skills, technical training, and compliance. We are particularly focused on identifying and cultivating the next generation of exceptional leaders, emphasizing technical expertise. Our annual talent and succession review, conducted with our CEO and Executive Committee, aims to accelerate talent development, enhance succession pipelines, and improve diversity in our key positions.
Pay Equity - We believe people should be paid equitably for what they do and how they do it, regardless of their gender, race, or other personal characteristics. We maintain policies to promote equal pay, and we regularly review our global pay practices with an aim to pay team members in similar roles and locations commensurately with their experience and responsibilities. We partner with independent third-party experts to conduct annual pay assessments and identify unexplained gaps between our present state and our goal of equitable pay treatment for all team members. Where these reviews identify such gaps at a country-wide level, we adjust compensation to eliminate the gap. As a result of our efforts, our most recent pay equity review demonstrated that we have achieved pay parity for base compensation and bonus targets between male and female team members in the U.S. (including among underrepresented ethnicities), and a dozen additional countries throughout the world, when accounting for job title, time-in-role, experience, and location. We conduct a number of compensation analyses in other countries to provide competitive and equitable pay.
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
Board Oversight - Our Board of Directors oversees our human capital management strategy and programs. Our HR and Compensation Committee provides oversight of our human resources and workforce management programs, including but not limited to those related to corporate culture; compensation plans and policies; diversity and inclusion; and talent acquisition, development, and retention.
HPE’s strong and healthy culture is critical to accelerating what’s next for our customers and partners – and the success of our company. We believe that a workforce that is energized and more engaged will fuel our ability to pivot and grow, which will, in turn, power the next chapter at Hewlett Packard Enterprise.

Table of Content

Environmental Sustainability
Living Progress is our business strategy for creating sustainable and responsible IT solutions that meet the technology demands of the future, while advancing the way people live and work. Anchored to our edge-to-cloud offerings and bolstered by our sustainability credentials, our Living Progress strategy provides us with a competitive advantage in the market as we help our customers achieve not only their business objectives, but also their IT sustainability goals. A legacy of sustainability leadership supports talent acquisition and retention and enables ongoing access to global markets. The HPE Board of Directors, including through its committees, provides oversight of our Living Progress strategy, risks, practices, policies, and disclosures, to support integration with our core business strategy.
Sustainability performance is a core business discipline within HPE. HPE aims to become a net-zero enterprise by 2040, with interim targets set across our value chain for 2030. These climate targets are approved by the Science Based Target initiative and align with the latest climate science. Our commitment is supported by our Net-Zero Roadmap, which defines the levers we plan to prioritize to enable us to deliver on our near- and long-term carbon emissions reduction targets and outlines key assumptions with respect to our reduction targets.
In 2024, the majority of our greenhouse gas emissions resulted from our customers' use of our products and solutions. We recognize the opportunity to innovate technologies for a carbon-constrained world and are committed to delivering products and solutions that empower our customers to reduce the carbon footprints of their IT estates while also gaining maximum productivity from their IT investments and reducing costs. For instance, the latest generation of HPE ProLiant Gen 11 Servers enables customers to consolidate and grow compute capabilities while lowering the cost of power, cooling, floor space, and licensing.
To enable market access across the globe and aid customers in selecting more sustainable IT solutions, many of our products are certified by eco-labels such as Electronic Product Environment Assessment Tool, Energy STAR, China SEPA and the China Energy Conservation Program.
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
We are also committed to the responsible and ethical development and deployment of new technologies to advance how we live and work, and we continue to build on our existing responsible development work, particularly in relation to AI. We have an executive level AI Ethics Responsibility Committee and an operational AI Ethics Working Group, through which we aim to align the development, deployment, and use of AI with HPE's AI Ethical Principles, promoting privacy-enabled and secure, human focused, inclusive, robust, and responsible use of AI. In 2022, we refined our approach to assessing ethical AI and rolled out AI Ethical Principles training. In 2023, we further advanced this initiative by launching three new sub-committees to help us operationalize our principles for: Products (AI we develop), Processes (AI we source to use), and Partnerships (AI we source to incorporate into our solutions). In 2024, we rolled out a broader AI Governance model and developed tools to drive efficiency in the AI ethics assessment process.
While the HPE Board of Directors and all of its committees take an integrated, rather than siloed, approach to providing oversight of Living Progress matters, including environmental sustainability, supply chain responsibility, and human rights, our Nominating, Governance and Social Responsibility Committee is primarily responsible for oversight of our broader Living Progress strategy, initiatives, risks, and policies.

Table of Content

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
For a discussion of the risks associated with government regulations that may materially impact us, see “Regulatory and Government Risks” within “Risk Factors” in Item 1A of Part I.
Additional Information
This Annual Report on Form 10-K may include trademarks and trade names owned by other parties, and all other such trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

Table of Content

Information about our Executive Officers
The following are our current executive officers:

Name	Age	Position
Antonio Neri	57	President and Chief Executive Officer
Marie Myers	56	Executive Vice President, Chief Financial Officer
John F. Schultz	60	Executive Vice President, Chief Operating and Legal Officer
Kristin Major	52	Executive Vice President and Chief People Officer
Gerri A. Gold	66	Executive Vice President, President and Chief Executive Officer, HPE Financial Services
Fidelma Russo	61	Executive Vice President, Chief Technology Officer, and General Manager of Hybrid Cloud
Neil B. MacDonald	56	Executive Vice President, General Manager of Server
Philip J. Mottram	56	Executive Vice President, General Manager of Intelligent Edge
Jeremy K. Cox	47	Senior Vice President, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer
Kirt P. Karros	55	Senior Vice President, Treasurer and Financial Planning & Analysis

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
Marie Myers; Executive Vice President, Chief Financial Officer
Ms. Myers has served as our Executive Vice President, Chief Financial Officer since January 2024, responsible for leading all aspects of our finance and strategy organizations. She partners closely with the CEO to develop and execute the long-term strategy for the Company. Prior to that, she served as the Chief Financial Officer of HP Inc. from February 2021 to January 2024, as well as numerous other leadership positions at HP Inc.: Interim Chief Financial Officer from October 2020 to February 2021, Chief Transformation Officer from June 2020 to February 2021, and Chief Digital Officer from March 2020 to October 2020. Prior to that, she served as Chief Financial Officer of UiPath, Inc., a robotic process automation company, from December 2018 to December 2019.
John F. Schultz; Executive Vice President, Chief Operating and Legal Officer
Mr. Schultz has served as our Executive Vice President, Chief Operating and Legal Officer since July 2020, responsible for overseeing all aspects of our operations and shaping our operational strategies. Prior to that, he served as Executive Vice President, Chief Legal and Administrative Officer and Secretary from December 2017 to July 2020 and as Executive Vice President, General Counsel and Secretary from November 2015 to December 2017, performing a similar role at HP Co. from April 2012 to November 2015. Prior to that, Mr. Schultz served as Deputy General Counsel for Litigation, Investigations and Global Functions at HP Co. from September 2008 to April 2012 and as a partner in the litigation practice at Morgan, Lewis & Bockius LLP, a law firm, where, among other clients, he supported HP Co. as external counsel on a variety of litigation and regulatory matters.
Kristin Major; Executive Vice President and Chief People Officer
Ms. Major has served as our Executive Vice President, Chief People Officer since February 2024, leading the global HR function, driving business growth and transformation through employee engagement; performance-led talent management; comprehensive rewards; and culture development. Prior to that, she served as Chief Talent Officer from March 2023 to January 2024, as Senior Vice President, Human Resources from January 2020 to March 2023, and as Senior Vice President, Deputy General Counsel of Global Functions and Security from December 2011 until January 2020. Before joining Hewlett Packard

Table of Content

Enterprise, she served as a counsel in the labor and employment practice at Skadden, Arps, Slate, Meagher & Flom LLP, a law firm.
Gerri A. Gold; Executive Vice President, President and Chief Executive Officer, HPE Financial Services
Ms. Gold has served as Executive Vice President, President and Chief Executive Officer of HPE Financial Services since February 2023. In this role, she leads HPE Financial Services, the global financing and asset management organization that supports HPE’s edge-to-cloud strategy, and helps customers and partners accelerate their transformation. From May 2018 to February 2023, she served as the Senior Vice President and Chief Operating Officer of HPE Financial Services, and from August 2015 to May 2018, as the Vice President Global Accounts, Sales, Marketing and Managing Director Asset Management of HPE Financial Services.
Fidelma Russo; Executive Vice President, General Manager of Hybrid Cloud and Chief Technology Officer
Ms. Russo has served as our Executive Vice President, General Manager of our Hybrid Cloud business segment, and Chief Technology Officer since November 2023. Prior to that, Ms. Russo served as Executive Vice President, Chief Technology Officer from September 2021 to October 2023. Prior to joining Hewlett Packard Enterprise, Ms. Russo was Senior Vice President and General Manager of the Cloud Services business unit at VMware from May 2020 to September 2021 and the Chief Technology Officer and Executive Vice President of Global Technology & Operations at Iron Mountain, Inc. from March 2017 to May 2020. Additionally, Ms. Russo has served on the board of directors at Equinix, Inc. as a member of its audit committee since 2022.
Neil B. MacDonald; Executive Vice President, General Manager of Server
Mr. MacDonald has served as Executive Vice President and General Manager of our Server business since February 2024, responsible for overseeing the day-to-day operations and shaping the strategy of the Server business unit. Prior to that, he served as Executive Vice President and General Manager of our Compute business from March 2022 to January 2024, as Senior Vice President and General Manager of our Compute business from February 2020 to March 2022, and as Senior Vice President and General Manager of the Compute Solutions group of the then Hybrid IT business segment, from November 2018 to February 2020.
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
Jeremy K. Cox; Senior Vice President, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer
Mr. Cox has served as our Senior Vice President, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer since January 2024. Prior to that, he served as Senior Vice President, Interim Chief Financial Officer, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer from August 2023 to January 2024, as Senior Vice President, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer from July 2022 to August 2023, as Senior Vice President, Global Tax and Head of Products and Services Finance from May 2021 to July 2022, and as Senior Vice President, Global Tax, Financial Planning and Analysis, and Global Functions Finance from November 2018 to May 2021, among numerous other leadership positions. Prior to joining HP Inc. in 2008, Mr. Cox was Senior Tax Counsel for Electronic Data Systems.
Kirt P. Karros; Senior Vice President, Treasurer and Financial Planning & Analysis
Mr. Karros has served as our Senior Vice President, Treasurer and Financial Planning & Analysis since March 2024, responsible for all treasury operations and overseeing financial planning and strategy for HPE and our business units. Prior to that, he served as Senior Vice President, Treasurer and Investor Relations from May 2022 to March 2024, overseeing all treasury and investor relations-related activities. Previously, he served as our Senior Vice President, Finance and Treasurer from November 2015 to May 2022. Prior to that, Mr. Karros served in a similar role at HP Co., leading its treasury and investor relations functions.

Table of Content

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

Table of Content

ITEM 1A. Risk Factors.
You should carefully consider the following risks and other information in this Form 10-K in evaluating Hewlett Packard Enterprise. Any of the following risks could materially and adversely affect our results of operations or financial condition. The following risk factors should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” and the Consolidated Financial Statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.
Business and Operational Risks
•If we cannot successfully execute our go-to-market strategy, including offering our entire portfolio as-a-Service, our business, operating results, and financial performance may suffer.
•We depend on third-party suppliers, and our financial results could suffer if we fail to manage our supplier relationships properly.
•System security risks, data protection incidents, cyberattacks and systems integration issues could disrupt our internal operations or IT services provided to customers, and any such disruption could reduce our revenue, increase our expenses, damage our reputation, and adversely affect our stock price.
•Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
•Failure to complete the Merger with Juniper Networks may adversely affect our business and our stock price.
•Failure to realize the benefits expected from the Merger with Juniper Networks could adversely affect our business or our stock price.
•Any failure by us to identify, manage, and complete acquisitions and subsequent integrations, divestitures, and other significant transactions successfully could harm our financial results, business and prospects.
•If we cannot continue to produce quality products and services, our reputation, business, and financial performance may suffer.
•In order to be successful, we must attract, retain, train, motivate, develop, and transition key employees, and failure to do so could seriously harm us.
•If we fail to manage the distribution of our products and services properly, our business and financial performance could suffer.
•Issues in the development and use of artificial intelligence may result in reputational harm, liability or impact to our results of operations.
•Changes in the macroeconomic environment have, at times, impacted and may in the future negatively impact our results of operations.
•Failure to meet responsible and sustainable business expectations or standards or achieve our Living Progress goals could adversely affect our business, results of operations, financial condition, or stock price.
•Risks arising from climate change and the transition to a lower-carbon economy may impact our business.
Industry Risks
•We operate in an intensely competitive industry, and competitive pressures could harm our business and financial performance.
International Risks
•Due to the international nature of our business, political or economic changes and the laws and regulatory regimes applying to international transactions or other factors could harm our future revenue, costs and expenses, and financial condition.
•We are exposed to fluctuations in foreign currency exchange rates.
Intellectual Property Risks

Table of Content

•Our financial performance may suffer if we cannot continue to develop, license, or enforce the intellectual property rights on which our businesses depend.
•Our products and services depend in part on intellectual property and technology licensed from third parties.
•Third-party claims of intellectual property infringement, including patent infringement, are commonplace in our industry and successful third-party claims may limit or disrupt our ability to sell our products and services.
Financial Risks
•Adverse developments affecting our liquidity, capital position, borrowing costs, and access to capital markets could adversely impact our business, financial condition, and results of operations or those of the third parties with whom we do business.
•Our debt obligations may adversely affect our business and our ability to meet our obligations and pay dividends.
•The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.
•Our uneven sales cycle and supply chain disruptions make planning and inventory management difficult and future financial results less predictable.
•We make estimates and assumptions in connection with the preparation of our Consolidated Financial Statements and any changes to those estimates and assumptions could adversely affect our results of operations.
•Declaration, payment and amounts of dividends, if any, to holders of our shares will be uncertain.
Regulatory and Government Risks
•Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations.
•Contracts with federal, state, provincial, and local governments are subject to a number of challenges and risks that may adversely impact our business.
•Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
Risks Related to Prior Separations
•The stock distribution in either or both of the completed separations of our former Enterprise Services business and our former Software segment could result in significant tax liability, and DXC Technology Company or Micro Focus International plc (as applicable) may in certain cases be obligated to indemnify us for any such tax liability imposed on us.
•We continue to face a number of risks related to our separation from HP Inc., our former parent, including those associated with ongoing indemnification obligations, which could adversely affect our financial condition and results of operations, and shared use of certain intellectual property rights, which could in the future adversely impact our reputation.
General Risks
•Our stock price has fluctuated and may continue to fluctuate, which may make future prices of our stock difficult to predict.
For a more complete discussion of the material risks facing our business, see below.
Business and Operational Risks
If we cannot successfully execute our go-to-market strategy, including offering our entire portfolio as-a-Service, our business, operating results, and financial performance may suffer.
    Our long-term strategy is focused on leveraging our portfolio of hardware, software, and services as we deliver global edge-to-cloud platform as-a-service to help customers accelerate outcomes by unlocking value from all of their data, everywhere. We provide our entire portfolio through a range of subscription and consumption-based, pay-per-use, and aaS offerings. We will also continue to provide our hardware and software in a capital expenditure and license-based model, giving our customers choices in consuming HPE products and services. Furthermore, subject to our anticipated consummation of the acquisition of Juniper Networks, Inc. (“Juniper Networks”) (the “Merger”), we will seek to offer secure, unified cloud- and AI-native networking to enhance innovation across edge to cloud. To successfully execute on these strategic pillars, we must continue to improve cost structures, align sales coverage with strategic goals, improve channel execution, and strengthen our capabilities in our areas of strategic focus, while continuing to pursue new product innovation that builds on our strategic

Table of Content

capabilities in areas such as edge computing, hybrid cloud, artificial intelligence, data center networking, network security, and high-performance compute. We must make sufficient long-term investments in strategic growth areas, such as developing, obtaining, and protecting appropriate intellectual property, and commit or transition significant R&D and other resources before knowing whether our projections will reasonably reflect customer demand for our solutions. Should such efforts fail to produce actionable insights, or our offerings not perform as designed or promised, our business results and financial condition may be adversely affected. Furthermore, such incremental capital requirements may negatively impact cash flows in the near term and may require us to dedicate additional resources, including sales and marketing costs.
The process of improving our HPE GreenLake cloud offerings, enhancing existing hardware, software, and cloud-based solutions, and developing and improving the systems necessary for new and evolving data-intensive artificial intelligence-based workloads are all complex, costly, and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately, to invest sufficiently in strategic growth areas, or to otherwise successfully execute this strategy could significantly harm our market share, results of operations, and financial performance.
Having developed a cloud platform product in HPE GreenLake and the hardware capabilities to support artificial intelligence computing, we must be able to continue integrating new features that are relevant to our customers and to scale quickly, while also managing costs and preserving margins, which means accurately forecasting volumes, mixes of products, and configurations that meet customer requirements, which we may not succeed at doing. These offerings face competition from peer companies with their own cloud platform and artificial intelligence computing offerings, and any delay in the development, production, or marketing of a new product, service, or solution could result in our offerings being late to reach the market, which could harm our competitive position. In addition, should we successfully consummate the Merger, the process of integrating and streamlining our offerings (including integrating Juniper Networks’ offerings with ours) or developing new solutions based on our respective technological portfolios may be complex, costly, time-consuming, and uncertain, and failure by us to successfully do so could adversely impact our future results of operations and financial performance. Furthermore, we anticipate needing to adapt our go-to-market structure from time to time with new sales and marketing approaches, to better align with aaS business models and to capture unique market opportunities, such as in hybrid cloud and artificial intelligence. Changing our go-to-market structure may affect employee compensation models and ultimately our ability to retain employees. There is no assurance that we will be able to implement these adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from them.
Our HPE GreenLake solutions generally are multiyear agreements, which result in recurring revenue streams over the term of the arrangement. As customer demand for our aaS offerings increases, we have experienced, and will continue to experience, differences in the timing of revenue recognition between our traditional offerings (for which revenue is generally recognized at the time of delivery) and our aaS offerings (for which revenue is generally recognized ratably over the term of the arrangement). As such, our financial results and growth depend, in part, on customers continuing to purchase our services and solutions over the contract life on the agreed terms. Additionally, implementing this business model also means that our historical results, especially those from before the transition, may not be indicative of future results, which may adversely affect our ability to accurately forecast our future operating results. Our aaS offerings also could subject us to increased risk of liability related to the provision of services as well as operational, technical, legal, regulatory, or other costs.
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
•Component shortages. We have in the past experienced, and may experience again in the future, delays and shortages of certain components as a result of strong demand, supplier transitions, raw material or capacity constraints, and other problems experienced by suppliers in certain geographies and markets, resulting in insufficient supply to meet total market demand. In the past, we have experienced shortages or delays, which led to higher prices of certain components and exposure to quality issues and delivery delays, which may occur again in the future. We may not be able to secure enough components at reasonable prices, of acceptable quality, or at all, to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, our business and financial performance could suffer from a loss of time-sensitive sales, additional freight costs incurred, or the inability to pass

Table of Content

on price increases to our customers. If we cannot adequately address supply issues, we may have to reengineer some product or service offerings, which could result in further costs and delays.
•Excess supply. In order to secure components for our products or services, at times we may make advance payments to suppliers or enter into long term agreements, non-cancellable commitments, or other inventory management arrangements with vendors. In addition, we may purchase components strategically in advance of demand to take advantage of favorable pricing or to address concerns about the availability of future components. If we fail to anticipate customer demand properly, a temporary oversupply can result in excess or obsolete components (which has happened at times in the past), which has at times adversely impacted and could in the future adversely impact our business and financial performance.
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
As a leading technology firm, we are exposed to attacks from criminals, nation state actors, malicious insiders, and activist hackers (collectively, “malicious parties”) who have at times been able to circumvent or bypass our cyber security measures. Although some of these attacks have caused disruptions or exposure of information, so far, these attacks have not resulted in material negative impacts to HPE, nor have any of HPE’s consumers, customers, or employees informed HPE that these attacks resulted in material harm to them. While we investigate and remediate incidents, there can be no assurance that we will do so comprehensively or that the threat actor will not identify alternative means of intrusion or opportunities to otherwise utilize the information it accessed to adversely affect our business or results of operations. It is also possible that incidents may embolden other malicious actors to perpetrate future attacks that may result in material misappropriation, system disruptions or shutdowns, malicious alteration, or destruction of our confidential or personal information or that of third parties. Further, there has been an increase in the frequency and sophistication of such attacks, and we expect these activities to continue to increase, including malicious actors potentially leveraging AI to develop malicious code or sophisticated phishing attempts. Malicious parties may also be able to otherwise develop and deploy viruses, worms, ransomware, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products, including within our cloud-based environments and offerings, such that we may be unable to anticipate such malicious parties’ techniques, implement adequate preventative measures, or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable, and comply with applicable legal requirements. Further, cyberattacks or incidents have in the past gone, and could in the future go, undetected in our environments for a period of time, and we may discover additional impacts of earlier incidents that we believe were remediated. For example, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on January 24, 2024, we learned in December 2023 that, beginning in May 2023, a nation-state-

Table of Content

associated threat actor gained unauthorized access to and exfiltrated data from HPE’s cloud-based email and SharePoint environments. While this incident has been investigated and remediated with no material impact experienced by HPE to date, this may have nevertheless resulted in harm to our reputation and customer relationships (and may do so in the future, as well), and there can be no assurance that the threat actor will not utilize the information accessed to adversely affect our business or results of operations. Given our broad and diverse network environment, resource limitations, and operational constraints, we have in the past failed, and may in the future fail, to patch certain security vulnerabilities in time to prevent successful disruptions of our infrastructure or exposure of information.
Malicious parties may compromise our manufacturing supply chain and the systems or networks of other third parties on whom we rely, and as such, may embed malicious software or hardware in our products, thereby compromising our customers. Geopolitical tensions or conflicts, such as the ongoing conflicts between Russia and Ukraine or in the Middle East, may heighten the risk of such cyberattacks or exacerbate system vulnerabilities, considering our continued hybrid work environment and our globally dispersed operations, employees, contractors, suppliers, developers, partners, and other third parties. In addition, sophisticated hardware and operating system software and applications that we produce, procure or integrate from third parties, including those of companies we have acquired, may contain defects in design or manufacturing, including flaws that could unexpectedly interfere with the operation of the system. The costs associated with cybersecurity tools and infrastructure and competition for cybersecurity and IT talent have at times limited, and may in the future limit, our ability and the ability of third parties on whom we rely to efficiently identify, eliminate, or remediate cyber or other security vulnerabilities or problems or enact changes to minimize the attack surface of our network. Furthermore, our efforts, and the efforts of third parties on whom we rely, to address these problems, at times, have not been, and may in the future not be successful and could result in interruptions, delays, cessation of service, compromise of sensitive information, and loss of existing or potential customers, any of which may impede our sales, manufacturing, distribution or other critical functions. Additional impacts from cybersecurity incidents could include reimbursement of remediation costs to our customers, suppliers, or distributors, such as liability for stolen assets or information, repairs of system damage, and incentives for continued business; lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract business partners following an incident; increased insurance premiums; and damage to our competitiveness, stock price, and long-term shareholder value. Further, it may be difficult to determine the best way to investigate, mitigate, contain, and remediate any harm caused by a cybersecurity incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to our customers, partners, regulators, and the public. Additionally, to the extent we carry insurance coverage for such possibilities, we cannot be certain that any such coverage will be adequate or otherwise protect us with respect to claims, expenses, fines, penalties, business loss, data loss, litigation, regulatory actions, or other impacts arising from security breaches or incidents, or that such coverage will continue to be available on acceptable terms or at all.
We manage and store various proprietary information, intellectual property, and sensitive or confidential data relating to our business. In addition, our business may process, store, and transmit customer data, including commercially sensitive, government-related, and/or personal data, subject to the European General Data Protection Regulation, United Kingdom General Data Protection Regulation, and various U.S. state and foreign data security and privacy laws, which give new data privacy rights to their residents and impose significant obligations related to the handling of personal data. Compliance with data security and privacy laws is complex and costly. With our business increasingly providing aaS offerings, malicious parties could target such services, potentially resulting in an increased risk of compromise of customer or employee data resulting in regulatory exposure. Incidents involving our cyber or physical security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information, intellectual property, or sensitive, confidential, or personal data about us, our clients, or our customers, including the potential loss or disclosure of such data as a result of fraud or other forms of deception, could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information; result in regulatory fines, litigation, and potential liability for us; damage our brand and reputation; or otherwise harm our business. We also could lose existing or potential customers of services or other IT solutions or incur significant expenses in connection with our customers’ system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of managing an incident and implementing further data protection measures could be significant.
Additionally, we have at times experienced, and may experience, other security issues that are not the results of any action or attack from malicious parties, whether due to employee or insider error or malfeasance, system errors or vulnerabilities in our or other parties’ systems. Portions of our IT infrastructure also have experienced, and may experience, interruptions, delays, or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. As our IT environment continues to evolve, we have, at times, been unsuccessful, and may in the future be unsuccessful, in adopting or implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive, and resource intensive. Furthermore, our data centers depend on predictable and reliable energy and networking capabilities, the cost or availability of which could be adversely affected or

Table of Content

disrupted by a variety of factors, including but not limited to the effects of climate change. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins, or lost customers resulting from these events could reduce our revenue, increase our expenses, and adversely affect our reputation and stock price.
While we seek to identify and remediate vulnerabilities in our products, services, IT systems, controls, and software that could be exploited by any malicious parties, we may not be aware of all such vulnerabilities, and we have at times failed, and may fail, to anticipate, detect, identify, and/or remediate such vulnerabilities before they are exploited or such vulnerabilities may persist after issuing security patches because system software updates may occur asynchronously across our customer base. Additionally, we have acquired and may continue to acquire companies with cybersecurity vulnerabilities or different security standards, which exposes us to related cybersecurity, operational, and financial risks. Further, as our products and services in some instances are integrated with our customers' systems and processes, even if we are successful in identifying vulnerabilities, a successful attack on us could compromise customers’ IT systems and sensitive data, despite active monitoring and development of tools designed to identify and remediate such vulnerabilities. There is no guarantee that a series of issues may not be determined to be material in the aggregate at a future date even if they may not be material individually at the time of their occurrence.
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
The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the United States, Puerto Rico, Costa Rica, Czech Republic, Malaysia, Mexico, China, Taiwan, South Korea, and Singapore. We also rely on major logistics hubs, which are strategically located near manufacturing facilities in the major regions and in proximity to HPE’s distribution channels and customers. Other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. Our operations could be adversely affected if manufacturing, logistics, or other operations in these locations are disrupted for any reason, including those enumerated above, as they have been in the past by natural disasters and public health issues in the United States, Puerto Rico, and China. To the extent such disruptions adversely affect our business, results of operations, financial condition, and stock price, they may also have the effect of heightening many of the other risks described in this Item 1A of Part I of this Form 10-K.
Failure to complete the Merger with Juniper Networks may adversely affect our business and our stock price.
In January 2024, we entered into a definitive agreement to acquire Juniper Networks, Inc., a leader in AI-native networks. Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including but not limited to (i) the adoption of the Agreement and Plan of Merger (the “Merger Agreement”), by and among Juniper Networks, HPE and Jasmine Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of HPE (“Merger Sub”), by Juniper Networks’ stockholders (which was completed on April 2, 2024); (ii) the absence of any injunction, order or law preventing, prohibiting or making illegal the consummation of the Merger; (iii) the expiration or termination of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and the receipt of all other required approvals, consents or clearances under specified foreign antitrust laws and foreign investment laws without imposition of a Burdensome Condition (as defined in the Merger Agreement); and (iv) in the case of the obligations of HPE and Merger Sub to effect the Merger, the absence of a material adverse effect with respect to Juniper Networks that is continuing as of the closing. There can be no assurance that these or other closing conditions will be satisfied in a timely manner or at all. Any delay in completing the Merger could cause us not to realize some or all of the anticipated benefits when expected, if at all.

Table of Content

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
Any failure by us to identify, manage, and complete acquisitions and subsequent integrations, divestitures, and other significant transactions successfully could harm our financial results, business and prospects.
As part of our strategy, we may acquire businesses, divest businesses or assets, enter into strategic alliances and joint ventures, and make investments to further our business (collectively, “business combination and investment transactions”), and also handle any post-closing issues, such as integration. Risks associated with business combination and investment transactions include the following, any of which could adversely affect our financial results, including our effective tax rate:
•We may not successfully combine product or service offerings or realize all of the anticipated benefits of any particular business combination and investment transaction, which may result in (1) failure to execute on our business strategy; (2) failure to coordinate sales and marketing efforts to effectively position our capabilities; (3) failure to retain employees, customers, distributors, and suppliers or attract new business and operational relationships; (4) increase in unanticipated delays or failure to meet contractual obligations which may cause financial results to differ from expectations; and (5) pay, early retirement costs, employee benefit costs, charges from the elimination of duplicative facilities and contracts, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans.
•We may fail to successfully and efficiently (1) integrate financial forecasting and controls, procedures and reporting cycles; (2) consolidate and integrate corporate, information technology, finance and administrative infrastructures; (3) coordinate and integrate operations, including in countries in which we have not previously operated; (4) integrate employees and related human capital management systems and benefits; or (5) address redundant processes and functions in an adequate manner (thereby impacting our ability to achieve all or any of the anticipated synergies)
•Our ability to conduct due diligence with respect to business combination and investment transactions, and our ability to evaluate the results of such due diligence, is dependent upon the veracity and completeness of statements and disclosures made or actions taken by third parties or their representatives. We may fail to identify significant issues with the acquired company’s product quality, financial disclosures, workplace culture, accounting practices or internal control deficiencies or all of the factors necessary to estimate reasonably accurate costs, timing and other matters.
•In order to complete a business combination and investment transaction, we may issue common stock, potentially creating dilution for our existing stockholders or we may enter into financing arrangements, which could affect our liquidity and financial condition.

Table of Content

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
Management’s attention or other resources may be diverted during business combination and investment transactions and may be further impacted if we fail to successfully complete or integrate business combination and investment transactions that further our strategic objectives. See also the risk factors below under the heading “Risks Related to Prior Separations.”
If we cannot continue to produce quality products and services, our reputation, business, and financial performance may suffer.
In the course of conducting our business, we must adequately address quality issues associated with our products, services, and solutions (whether developed by us or by a company we acquire), including defects in our engineering, design, and manufacturing processes and unsatisfactory performance under service contracts, as well as defects in third-party components included in our products and unsatisfactory performance or even malicious acts by third-party contractors or subcontractors or their employees. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to develop and implement appropriate solutions. However, the products, services, and solutions that we offer are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errors, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or “patch”) to address quality issues with our products, we may delay shipment to customers, which could delay revenue recognition and receipt of customer payments and could adversely affect our revenue, cash flows, and profitability. In addition, after products are delivered, quality issues may require us to repair or replace such products. Addressing quality issues can be expensive and may result in additional warranty, repair, replacement, and other costs, adversely affecting our financial performance. If new or existing customers have difficulty operating our products or are dissatisfied with our services or solutions, our results of operations could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues, including the actual or perceived security or reliability of our offerings or ability to address other data security concerns, can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could adversely affect our results of operations.
In order to be successful, we must attract, retain, train, motivate, develop, and transition key employees, and failure to do so could seriously harm us.
In order to be successful, we must attract, retain, train, motivate, develop, and transition qualified executives and other key employees, including those in managerial, technical, development, sales, marketing, and IT positions. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity-based compensation. These are particularly important considering our growth strategy to capture the market opportunities presented by networking, hybrid cloud, and AI. Certain equity-based incentive awards for certain executives contain conditions relating to our stock price performance and our long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not

Table of Content

viewed as being competitive, or if we do not obtain the stockholder approval needed to continue granting equity-based incentive awards in the amounts we believe are necessary, our ability to attract, retain, and motivate executives and key employees could be weakened.
Our failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations and our ability to execute our strategy. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations. As competition for highly skilled employees in our industry has grown increasingly intense, we have in the past experienced, and may in the future experience, higher than anticipated levels of employee attrition, which has resulted in increased costs to hire new employees with the desired skills and may do so again in the future. In addition, significant or prolonged turnover or revised hiring priorities may negatively impact our operations and culture, as well as our ability to successfully maintain our processes and procedures, including due to the loss of historical, technical, and other expertise. These risks to attracting and retaining the necessary talent may be exacerbated by labor constraints, such as immigration policies which may impair the ability to recruit technical and professional talent, and inflationary pressures, which impact employee wages and benefits. Further, integration of employees and businesses as a result of our acquisitions, including the Merger, may present challenges, which could negatively affect our ability to retain and recruit personnel who are essential to our future success.
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
Our financial results could be materially adversely affected due to distribution channel conflicts or if the financial conditions of our channel partners were to weaken. Our results of operations may be adversely affected by any conflicts that might arise between our various distribution channels or the loss or deterioration of any alliance or distribution arrangement. Moreover, some of our wholesale distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation, and market trends. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution channel partners. Revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors’ financial conditions, abilities to borrow funds in the credit markets, or operations weaken.
Our inventory management is complex, as we continue to sell a significant mix of products through distributors. We must manage both owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing challenges. Distributors have in the past adjusted orders during periods of product shortages, and may do so in the future, in addition to cancelling orders if their inventory is too high or delaying orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. If we have excess or obsolete inventory, we may have to reduce our prices and write down inventory, and have done so from time to time in the past. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes.
Issues in the development and use of artificial intelligence may result in reputational harm, liability or impact to our results of operations.
We believe the proliferation of AI, especially as it relates to our products and solutions that enable AI workloads, will have a significant impact on customer preferences and market dynamics in our industry, and our ability to effectively compete in this space will be critical to our financial performance. We currently incorporate AI capabilities into certain offerings and manufacture hardware designed to support AI capabilities, and our research into and continued development of such capabilities and manufacturing processes remain ongoing. We have invested, and expect to continue to invest, significant resources to build and support the development of these capabilities and manufacturing processes, and if our AI-related offerings fail to operate as anticipated or as well as competing offerings or otherwise do not meet customer needs or if we are unable to bring AI-related offerings to market as effectively as our competitors, we may fail to recoup our investments in AI, our competitive position may be harmed, and our business and reputation may be adversely impacted.
As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business and our overall strategy. While we review proposed implementations and use cases ahead of deployment, we may not always identify the risks or deficiencies of an AI capability or offering and the market may respond differently than we anticipate, potentially impacting our results of operations. AI algorithms and training methodologies may be flawed. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the

Table of Content

acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience competitive, brand, or reputational harm or legal and/or regulatory action. Further, incorporating AI gives rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed and which may vary from jurisdiction to jurisdiction, creating complex compliance issues (including potential liability for breaching intellectual property or privacy rights or laws or for the misuse of personal data). While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings. The resulting impact of such regulations on our customers’ desire for AI capabilities and demand for our offerings more generally could negatively impact our results of operations.
Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges. While we aim to use AI ethically and attempt to identify and mitigate ethical or legal issues presented by its use, we may nevertheless be unsuccessful in identifying or resolving issues before they arise. The use of AI to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by impacting our relationships with customers, partners, and suppliers; by producing inaccurate outcomes based on flaws in the underlying data; or other unintended results.
Changes in the macroeconomic environment have, at times, impacted and may in the future negatively impact our results of operations.
Changes in macroeconomic conditions have, at times, affected and may in the future affect consumer and enterprise spending, and as a result, our customers have postponed or cancelled, and may also in the future postpone or cancel, spending in response to numerous reasons, including but not limited to volatility in credit and equity markets, negative financial news and/or declines in income or asset values, all of which may have an adverse effect on the demand for our products and/or result in changes in our product prices. Other factors that have had, and could again in the future have, an adverse effect on demand for our products, financial condition and results of operations include inflation, slower economic growth or economic recession, conditions in the labor market, healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer and business spending behavior. These changes could happen rapidly and we may not be able to react quickly to prevent or limit our losses or exposures. Additionally, other macroeconomic developments, such as efforts of governments to stimulate or stabilize the economy, international conflicts, trade disputes, sanctions, increased tariffs internationally, including between the United States and China and on imports into the United States from various countries, have at times impacted, and may in the future impact our business in an adverse manner, whether directly or indirectly, such as through their impacts on the financial positions and operations of our customers, suppliers, and other third parties with whom we do business or on whom we rely, and as a consequence, their ability to perform their obligations under their agreements with us. Persistent inflation has negatively affected our business in recent quarters and could do so again in the future, as well. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending have at times caused current or potential customers to reduce their IT budgets or be unable to fund data storage products, which have led them to delay, decrease or cancel purchases of our products or to not pay us or to delay paying us for previously purchased products and services, all of which may occur again in the future.
Failure to meet responsible and sustainable business expectations or standards or achieve our Living Progress goals could adversely affect our business, results of operations, financial condition, or stock price.
There has been an increased focus from regulators and stakeholders on sustainability and corporate responsibility matters. Given our commitment to sustainable and responsible business, we actively manage these issues through our Living Progress Strategy and have established and publicly announced certain goals, which we may refine or even expand further in the future. These goals reflect our current plans and aspirations, are based on available data and estimates, and are not guarantees that we will be able to achieve them. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Initiatives to address sustainability and corporate responsibility issues may be costly and may not have the desired effect. Evolving stakeholder expectations and our efforts and ability to manage these issues and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have adverse impacts on our business, including on our stock price. Further, there is uncertainty around the accounting standards and climate-related disclosures associated with emerging laws and reporting requirements and the related costs to comply with the emerging regulations.

Table of Content

Our failure or perceived failure to achieve our Living Progress goals, maintain responsible and sustainable business practices, or comply with emerging sustainability regulations that meet evolving regulatory or stakeholder expectations could harm our reputation, adversely impact our ability to attract and retain customers and talent, and expose us to increased scrutiny from the investment community and enforcement authorities. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on certain sustainability- and corporate responsibility-related issues, or because they may disagree with our goals and initiatives, either of which may cause us to face scrutiny, lawsuits, or other market access restrictions from certain parties related to our action or inaction on such issues. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial performance, as well as require additional resources to rebuild our reputation.
Risks arising from climate change and the transition to a lower-carbon economy may impact our business.
Climate change serves as a risk multiplier that could increase both the frequency and severity of natural disasters that may affect our worldwide business operations and those of suppliers and customers. Our corporate headquarters is located in Spring, Texas, which suffers from floods, hurricanes, and other extreme weather, and a portion of our research and development activities are located in California, which suffers from drought conditions and catastrophic wildfires, each affecting the health and safety of our employees. In California, to mitigate wildfire risk, electric utilities have, at times periodically deployed, and may in the future, periodically deploy public safety power shutoffs, which affect electricity reliability to our facilities and our communities. Certain sites located in the United States, Middle East, China, and India experience exposure to extreme heat and water stress, which could potentially jeopardize the health and well-being of our employees, consequently impacting our operations. While we seek to mitigate business risks, including those associated with climate change, through site selection, infrastructure technological investments, business continuity planning, and robust environmental programs, this may require us to incur substantial costs, and we may be unsuccessful in doing so as there are inherent climate-related risks wherever business is conducted. Furthermore, climate change may reduce the availability or increase the cost of insurance for these negative impacts of natural disasters by contributing to an increase in the incidence and severity of such natural disasters.
The increasing concern over climate change could also result in transition risks, such as efforts and expenditures related to carbon abatement, shifting customer preferences, or compliance risks from changing regulatory and legal requirements. We have already observed changing customer preferences resulting in increased demands for sustainable solutions, products, and services. While we have been integrating such trends into our business and sales strategies thus far, we may not be able to successfully do so in the future. Further, continually changing customer preferences may cause us to incur additional costs, invest more in R&D, or make other changes to other operations to respond to such demands, which may not be carried out successfully, and if so, could adversely affect our financial results. We may also confront higher electricity prices as the grid decarbonizes, and higher costs for supplies or components that comply with certain environmental regulatory thresholds, potentially impacting our margins or the pricing of our offerings. If we fail to manage these and other transition risks in an effective manner, customer demand for our solutions, products, and services could diminish, and our profitability could suffer.
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

Table of Content

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
Even if we are able to maintain or increase market share for a particular product, its financial performance could decline because the product is in a maturing industry or market segment or contains technology that is becoming obsolete. Financial performance could decline due to increased competition from other types of products that perform similar functions as our offerings.
International Risks
Due to the international nature of our business, political or economic changes and the laws and regulatory regimes applying to international transactions or other factors could harm our future revenue, costs and expenses, and financial condition.
Our business and financial performance depend significantly on worldwide economic conditions and the demand for technology hardware, software, and services in, and continued access to, the markets in which we compete. Economic weakness and uncertainty and the volatile inflationary environment have constrained spending on network and enterprise infrastructure. This has in the past adversely affected the demand for our products, services, and solutions, which has impacted our financial condition and results of operations, all of which we may experience again in the future. These have, at times in the past, resulted in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges (among other financial impacts), and made it more difficult for us to manage inventory and make accurate forecasts of revenue, gross margin, cash flows, and expenses, and may have such effects again in the future. Such factors, including how long such conditions may persist, among others, may negatively impact the evenness or volume of demand for our products and services, potentially resulting in impacts similar to those mentioned above, though the precise extent of such impacts cannot be accurately predicted.
Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets, or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Interest and other expenses have varied, and could continue to vary, materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, costs of hedging activities, and the fair value of derivative instruments. It is difficult to predict the impact of such events on us, our third-party partners, our customers, or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. Such actions have impacted, and may further impact our ability, desire, or the timing of seeking funding for various investment opportunities. Economic downturns also may lead to restructuring actions and associated expenses. Further, reduced U.S. federal government spending may limit demand for our products, services, and solutions from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products, services, and solutions.
Our business and financial performance also could be adversely affected by changes in U.S. trade policy, U.S. export controls and sanctions, and U.S. regulations concerning imports, as well as international laws and regulations relating to global trade. Current U.S. government trade policy includes the imposition of tariffs on certain foreign goods, including information and communication technology products. These measures have materially increased costs for certain goods imported into the United States. As a result, our business has in the past been impacted by forced material price increases, which in turn resulted

Table of Content

in price increases for our offerings, which subsequently limited demand or reduced margins for our offerings, all of which may impact us again from time to time in the future. Additionally, U.S. trading partners may adopt their own trade policies making it more difficult or costly for us to export our products to those countries. Similarly, changes in regulations relating to certain exports, including economic sanctions, have led to export delays and prevented us, and could in the future prevent us, from exporting products to certain locations or customers entirely, which have in some instances impacted, and could in the future impact, our financial performance. In addition, changes in requirements relating to making foreign direct investments could increase our cost of doing business in certain jurisdictions, prevent us from shipping products to particular countries or markets, affect our ability to obtain favorable terms for components, increase our operating costs, or lead to penalties or restrictions. While we have policies and procedures designed to facilitate compliance with global trade laws and regimes around the world, such measures may not guarantee compliance.
Sales outside the United States constituted approximately 64% of our net revenue in fiscal 2024. As such, our future business and financial performance could suffer due to a variety of international factors in addition to those otherwise already disclosed, including:
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
•inflationary pressures, which have in the past increased, and may in the future increase costs for materials, supplies, and services, including those of third parties with whom we do business;
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
Further, the ongoing conflict between Russia and Ukraine and the trade sanctions imposed by the U.S., the European Union (the “EU”), and other countries in response have negatively impacted business and financial performance in that region. HPE is continuing to execute on the exit of our remaining business in Russia and Belarus as planned; however, we cannot provide any assurance that such exit will be efficient or uninterrupted, which may negatively impact our operational expenses.

Table of Content

We implement policies, procedures, and training designed to facilitate compliance with anti-corruption laws around the world, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. However, such measures may not guarantee compliance, and our employees and third parties with whom we work may take actions in violation of such policies or such anti-corruption laws. Furthermore, in many foreign countries, particularly in those with developing economies, people may engage in business practices prohibited by anti-corruption laws. Violations of such laws may result in severe criminal or civil sanctions and penalties, and we may be subject to those and other liabilities that could have an adverse effect on our business, results of operations, and financial condition.
We are exposed to fluctuations in foreign currency exchange rates.
Conducting business in currencies other than the U.S. dollar, including the euro, the Japanese yen, and British pound has, from time to time, adversely impacted, and could in the future, have an adverse impact on our results as expressed in U.S. dollars. Currency volatility contributes to variations in our sales of products and services in impacted jurisdictions. Fluctuations in foreign currency exchange rates have, from time to time, adversely affected, and could in future periods adversely affect our revenue recognition and our revenue growth. In addition, currency variations can adversely affect our ability to implement price increases, margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.
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
We rely upon patent, copyright, trademark, trade secret, and other intellectual property laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers, and other parties, to establish and maintain intellectual property rights in the products and services we sell, provide, or otherwise use in our operations. However, from time to time our intellectual property rights have been challenged, infringed, or circumvented, and any of such rights could be further challenged, invalidated, infringed, or circumvented or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use; this, too, could adversely affect our ability to sell products or services and our competitive position. Furthermore, changes in intellectual property laws or their interpretation may impact our ability to protect and assert our intellectual property rights, increase costs and uncertainties in the prosecution of patent applications or related enforcement actions, and diminish the value and competitive advantage conferred by our intellectual property assets.
Monitoring and detecting any unauthorized access, use or disclosure of our intellectual property is complex, and we cannot be certain that the protective measures we have implemented will completely prevent misuse. Our ability to enforce our intellectual property rights is subject to litigation risks and uncertainty as to the protection and enforceability of those rights in some countries. If we seek to enforce our intellectual property rights, we may be subject to claims that those rights are invalid or unenforceable, and others may seek counterclaims against us, which could have a negative impact on our business. Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.
Our products and services depend in part on intellectual property and technology licensed from third parties.
Much of our business and many of our products rely on key technologies developed or licensed by third parties. For example, many of our software offerings are developed using software components or other intellectual property licensed from third parties, including through both proprietary and open-source licenses. These third-party software components may become obsolete, defective, or incompatible with future versions of our products, our relationship with the third party may deteriorate or cease, or our agreements with the third party may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we must carefully monitor and manage our use of third-party software components, including both proprietary and open source license terms that may require the licensing or public disclosure of our intellectual property without compensation or on undesirable terms. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our business, including our financial condition and results of operations. In

Table of Content

addition, it is possible that as a consequence of a merger or acquisition, we may acquire intellectual property subject to licensing obligations to third parties, other third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Because the availability and cost of licenses from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license to our competitors will either refuse to license us at all, or refuse to license us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.
Third-party claims of intellectual property infringement, including patent infringement, are commonplace in our industry and successful third-party claims may limit or disrupt our ability to sell our products and services.
Third parties may claim that we or customers indemnified by us are infringing upon or otherwise violating their intellectual property rights. Patent assertion entities frequently purchase intellectual property assets for the purpose of extracting infringement settlements. Furthermore, our exposure to these risks associated with the use of intellectual property may be increased as a result of acquisitions; not only do we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks, but also third parties may make infringement and similar claims only after we have acquired technology that had not been asserted prior to our acquisition. If we cannot license, or replace, allegedly infringed intellectual property on reasonable terms, our operations could be adversely affected. In addition, there is uncertainty around the validity and enforceability of intellectual property rights related to our use, development, and deployment of AI and AI systems and solutions. Our use of AI technologies, whether created by us for internal or customer use cases or otherwise incorporated from external sources into our offerings, could lead to violation of third-party intellectual property rights, and could require us to incur significant expenses to modify our solutions and processes or otherwise engage in efforts to remain in compliance with the law. Even if we believe that intellectual property claims are without merit, they can be time-consuming and costly to defend against and may divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, discontinue certain product offerings, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing, or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.
Financial Risks
Adverse developments affecting our liquidity, capital position, borrowing costs, and access to capital markets could adversely impact our business, financial condition, and results of operations or those of the third parties with whom we do business.
We currently maintain investment grade credit ratings with Moody's Investors Service, Standard & Poor's Ratings Services, and Fitch Ratings Services. Despite these investment grade credit ratings at this time, we may experience downgrades in our credit ratings for various reasons, including but not limited to for reasons in connection with the substantial amount of debt we have incurred and expect to assume in connection with the Merger. Any such downgrades could increase the cost of borrowing under any indebtedness we may incur, jeopardize our ability to incur debt on terms acceptable to us, reduce market capacity for our commercial paper, or require the posting of additional collateral under our derivative contracts. Additionally, increased borrowing costs, including those arising from a credit rating downgrade, can potentially reduce the competitiveness of our financing business. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position, and access to capital markets.
In addition, volatility and disruption in the financial sector and capital markets and other events negatively affecting macroeconomic conditions or contributing to the instability or volatility thereof, such as changing interest rates, have from time to time in the past impacted, and may in the future impact, our liquidity, capital position, and access to capital markets. Our total liquidity depends in part on the availability of funds under the revolving credit facility and our other financing agreements. The failure of any lender's ability to fund future draws on our revolving credit facility or our other financing arrangements could reduce the amount of cash we have available for operations and additional capital for future needs. The future effects of such events are unknown and difficult to predict at this time, and could adversely affect us, our customers, financial institutions, transactional counterparties, or others with which we do business, which may in turn have adverse impacts on our current and/or projected business operations, financial condition, and our results of operations.
Our obligation to consummate the Merger is not subject to a financing condition, and as such, may be subject to events beyond our control, such as the timing of receipt of regulatory approvals. Further, portions of our recently issued debt contain special mandatory redemption provisions, and if we do not consummate the Merger before October 2025, we may be required to redeem certain series of such debt, which would result in less flexibility to address other funding needs.
Our debt obligations may adversely affect our business and our ability to meet our obligations and pay dividends.
In addition to our current total carrying debt, we may also incur additional indebtedness in the future. In order to consummate the Merger, we have incurred a substantial amount of debt, and plan to incur further debt, as well. This collective

Table of Content

amount of debt could have important adverse consequences to us and our investors, including requiring a substantial portion of our cash flow from operations to make principal and interest payments; making it more difficult to satisfy other obligations; increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing; increasing our vulnerability to general adverse economic and industry conditions; reducing the cash flows available to fund capital expenditures and other corporate purposes and to grow our business; limiting our flexibility in planning for, or reacting to, changes in our business and industry; and limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase our common stock.
While the U.S. Federal Reserve has begun lowering interest rates and signaled its intention to keep doing so, macroeconomic circumstances may change, resulting in delays or reversal of such actions, including by central banks around the world, which may result in a prolonged high interest rate environment and affect our ability to incur debt at reasonable prices or our desire to incur further debt at all. To the extent that we incur additional indebtedness, the risks described above could increase, including requiring additional expected cash flows from operations to service our debt. In addition, our actual cash requirements to operate our business in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.
The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.
Our revenue, gross margin, and profit vary among our diverse products and services, customer groups, and geographic markets and therefore, will likely be different in future periods than our historical results. Our revenue depends on the overall demand for our products and services, which is difficult to accurately predict, varies from time to time, may be uneven across our portfolio of offerings, and is subject to industry-wide or broader macroeconomic market dynamics, all of which have in the past adversely impacted, and may again in the future adversely impact, our business and financial condition. Additionally, the varying sizes of customer contracts or orders, variations in customer acceptances of delivered orders, the timing thereof, and cancellations and/or de-bookings of such orders (due to various reasons, including but not limited to failure to satisfy terms and compliance matters, whether initiated by us or the customer) can be uneven across our portfolio and have at times impacted, and in the future could impact, our pipeline, bookings and our ability to recognize revenue, if at all (particularly with respect to contracts and orders involving our AI offerings). Such variables have in the past negatively impacted our financial performance, and may do so again in the future. Delays or reductions in discretionary IT spending by our customers or potential customers have had, and in the future could have a material adverse effect on demand for our products and services, which could result in a significant decline in revenue. For example, we have seen demand soften unevenly across our portfolio and geographies, which may continue, as certain customers and sectors have been taking longer than anticipated to digest prior large orders. In addition, revenue declines in some of our businesses may affect revenue in our other businesses as we may lose cross-selling opportunities. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer, and geographic mix reflected in that period's net revenue.
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

Table of Content

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
Separately, periodic supply chain shortages and constraints have, in some instances, resulted in, and may result in, increases to the costs of production of our hardware products that we have, at times, not been able to, and may, in the future, not be able to pass on to our customers. We have, in some instances, responded to such constraints by committing to higher inventory purchases and balances relative to our historical positions in order to secure manufacturing capacity, components to fulfill orders, or both. While these measures have been taken to shorten lead times to deliver products to customers, they may also result in excess or obsolete components in the future if the demand for our products is less than we anticipate or orders are cancelled, which could adversely affect our business and financial performance.
We make estimates and assumptions in connection with the preparation of our Consolidated Financial Statements and any changes to those estimates and assumptions could adversely affect our results of operations.
In connection with the preparation of our Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” In addition, as discussed in Note 1, “Overview and Summary of Significant Accounting Policies—Use of Estimates” and Note 17, “Litigation, Contingencies, and Commitments” to our Consolidated Financial Statements in Item 8 of Part II, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.
Declaration, payment and amounts of dividends, if any, to holders of our shares will be uncertain.
Our board of directors will have the discretion to determine whether any dividends on our common stock will be declared, when dividends, if any, are declared, and the amount of such dividends. We expect that such determination would be based on a number of considerations, including our results of operations and capital management plans, availability of funds, our access to capital markets, as well as industry practice, and other factors deemed relevant by our board of directors.
In addition, on September 13, 2024, we issued 30,000,000 shares of 7.625% Series C Mandatory Convertible Preferred Stock with a dividend rate of 7.625% per annum on the liquidation preference of $50 per share (the “Preferred Stock”). The Preferred Stock ranks senior to our common stock with respect to the payment of dividends. As long as any share of Preferred Stock is outstanding, unless all accumulated and unpaid dividends on the Preferred Stock for all preceding dividend periods have been declared and paid in full or declared and set apart for payment, we may not declare, pay or set apart for payment any dividends on our common stock or any other class or series of stock that ranks junior to the Preferred Stock. Dividends on the Preferred Stock are discretionary and cumulative. Holders of Preferred Stock will only receive dividends on their shares when, as and if declared by our board of directors. If dividends on the Preferred Stock have not been declared and paid for the equivalent of six or more quarterly dividend periods, whether or not consecutive, holders of Preferred Stock, together as a class with holders of any other series of parity stock with like voting rights, will be entitled to vote for the election of two additional directors to our board of directors. This right to elect additional directors to our board of directors will dilute the representation of our stockholders on our board of directors and may adversely affect the market price of our common stock. When quarterly dividends have been declared and set apart for payment in full, the right of the holders of Preferred Stock to elect these two additional directors will cease, the terms of office of these two directors will forthwith terminate and the number of directors constituting our board of directors will be reduced accordingly. Additional risks related to the Preferred Stock are contained in the prospectus supplement dated September 10, 2024.
Regulatory and Government Risks
Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations.
We are subject to various US (federal, state, and local), and foreign laws and regulations. Laws and regulations may change in ways that will require us to modify our business model and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. For example, as a result of laws and regulations concerning responsible and sustainable business practices, we face increasing complexity related to product design, safety and compliance; the use of regulated, hazardous, and scarce materials; the management, movement and disposal of hazardous substances and waste; the associated energy consumption and efficiency related to operations and the

Table of Content

use of products, services, and solutions; the transportation and shipping of products and other materials; supply chain due diligence; climate change adaptation and mitigation; greenhouse gas emissions; sustainability-related regulations and reporting requirements; and the reuse, recycling and/or disposal of products and their components at end-of-use or useful life and associated operational or financial responsibility. A significant portion of our hardware revenues come from international sales. Any changes to current environmental legal requirements may increase our cost of doing business internationally and impact our hardware revenues from the EU, U.S., China, India and/or other countries proposing or adopting similar environmental legal requirements. In addition, other sustainability reporting-related laws, regulations, treaties, and similar initiatives and programs are being proposed, adopted, and implemented throughout the world If we were to violate or become liable under environmental or certain sustainability-related laws or if our products become non-compliant with such laws or market access requirements, it could result in loss of market access or limit offerings in those markets or our customers may refuse to purchase our products, and we could incur costs or face other sanctions, such as restrictions on our products entering certain jurisdictions, fines, and/or civil or criminal sanctions. Environmental regulations may also impact the availability and cost of energy or emissions related to energy consumption which may increase our cost of manufacturing and/or the cost of powering and cooling owned IT infrastructures.
In addition, our business is subject to an ever-growing number of laws and regulations addressing privacy and information security, including the use of AI. In particular, we face an increasingly complex global regulatory environment and patchwork of state laws in the U.S., increasing the risks addressing these regulatory requirements and in responding to potential security and data incidents. The increase in aaS offerings may also be impacted by data localization and international data transfer requirements under various privacy laws, including the European Union’s General Data Protection Regulation. Given our significant employee and operational presence in India, the Digital Personal Data Protection Act (which was approved in August 2023) has imposed, and may continue to impose, additional restrictions and compliance costs on us. Furthermore, the rapid development and deployment of tools that leverage AI is also causing governments to consider and implement regulation of AI, even for AI that does not pertain to personal data, which is impacting and may further impact the use and incorporation of AI capabilities in our offerings and in our customer’s demand for such offerings. We have received inquiries, and may be subject to demands, claims, lawsuits, regulatory investigations, and additional inquiries (including those from U.S. or foreign governmental authorities), relating to AI use cybersecurity and data incidents that we have experienced or may in the future experience. If we were to violate or become liable under laws or regulations associated with privacy or security or the use of AI, we could incur substantial costs or be exposed to potential regulatory fines, civil or criminal sanctions, third-party claims, and reputational damage. Our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to these topics could subject us to liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise materially harm our business, any of which could have an adverse effect on our business, operating results, and financial condition.
Jurisdictions in which we have significant operations and assets, such as the U.S., China, India, and the E.U., each have exercised and continue to exercise significant influence over many aspects of their domestic economies including, but not limited to fair competition, tax practices, anti-corruption, anti-trust, responsible sourcing and human rights (including the use of conflict minerals), price controls and international trade, which have had and may continue to have an adverse effect on our business operations and financial condition.
Contracts with federal, state, provincial, and local governments are subject to a number of challenges and risks that may adversely impact our business.
Our contracts with federal, state, provincial, and local governmental customers are subject to various government procurement laws and regulations, required contract provisions, and other requirements relating to contract formation, administration, and performance, as well as local content, manufacturing, information security and security requirements. Any violation of government contracting laws and regulations or contract terms could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and fines, treble damages, and suspension from future government contracting. Additionally, changes in underlying regulatory requirements that vary across the geographies in which we operate could increase compliance costs and risks. Such failures could also cause reputational damage to our business. In addition, in the US, we will continue to be subject to qui tam litigation brought by private individuals on behalf of the government relating to our government contracts. If we are suspended or disbarred from government work or if our ability to compete for new government contracts is adversely affected, our financial performance could suffer.
Government contracts impose additional challenges and risks to our sales efforts. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, including in connection with an extended government shutdown, with funding reductions, or delays adversely affecting public sector demand for our products and services. Such developments could result in material payment delays, payment reductions, or contract terminations by our governmental customers, which may impact our results of operations and financial condition. These may also adversely impact the results of operations and financial condition of government contractors with whom we

Table of Content

conduct business. This may cause those government contractors to become unable to meet their obligations under contracts with us.
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding, and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result. There can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by acquisitions, changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process. The carrying value of our deferred tax assets is dependent on our ability to generate future taxable income.
The Organization for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. To date, 43 countries have enacted portions, or all, of the OECD proposal and a further 22 countries have drafted, or have announced an intent to draft, legislation enacting the proposed rules. Where enacted, the rules begin to be effective for us in fiscal 2025. Under US GAAP, the OECD Pillar Two rules are considered an alternative minimum tax, and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. As a result, there was no impact to our fiscal 2024 results. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes. We currently do not expect a material impact to our fiscal 2025 results.
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

Table of Content

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
Investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations, or cash flows. Our stock price, like that of other technology companies, can be volatile and can be affected by, among other things, speculation, coverage, or sentiment in the media or the investment community; the announcement and anticipated timing of new, planned or contemplated products, services, technological innovations, acquisitions, divestitures, or other significant transactions by us or our competitors; developments in our as-a-service business model; our perceived progress in integrating acquired companies; our quarterly financial results and comparisons to estimates by the investment community or financial outlook provided by us; the financial results and business strategies of our competitors; inflation; market volatility or downturns caused by outbreaks, epidemics, pandemics, geopolitical tensions or conflicts, or other macroeconomic dynamics; developments relating to pending investigations, claims, and disputes; or the timing and amount of our share repurchases. General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to our performance also may affect the price of our stock. Volatility in the price of our securities could result in the filing of securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.

Table of Content

ITEM 1B. Unresolved Staff Comments.
None.
ITEM 1C. Cybersecurity.
Risk Management and Strategy
Our Cybersecurity and Digital Risk Management (“CDRM”) organization, under the leadership of a Global Chief Information Security Officer (“Global CISO”), operates a cybersecurity program that is designed to help us assess, identify, manage, and mitigate risks relating to cybersecurity threats and incidents. We design our cybersecurity standards, policies, processes and controls to operate in an integrated manner, leveraging applicable industry standards and security frameworks, including the NIST Cybersecurity Framework, as guides in supporting our ability to perform such functions.
CDRM manages our cybersecurity program, including by fostering collaboration with partners across business units and functional areas to identify and assess material cybersecurity threats, evaluate their severity, and explore ways to mitigate and manage such risks. Business units and functional areas are responsible for managing risks and implementing our policies and standards within the respective business unit or function. Compliance with our policies and standards is assessed by CDRM in conjunction with our internal audit function, through periodic cybersecurity audits.
As part of our cybersecurity program, we maintain a Cyber Risk Management Program that seeks to address key risk management concepts, including mission and vision, escalation path for risk mitigation, risk assessments, and risk treatment. We do so by conducting a variety of planning and preparedness activities, including employing monitoring tools to identify suspicious or anomalous activity, vulnerabilities, or signs of compromise across our networks, systems, and data. We utilize data from attack surface management tools to produce a prioritized set of vulnerabilities for remediation. We also require mandatory cybersecurity training for employees and periodically conduct Company-wide phishing simulations.
To aide in assessing material risks from cybersecurity threats, our enterprise risk management (“ERM”) program incorporates cybersecurity risks as part of its process to assess overall risk of the Company. The ERM organization supports management by facilitating a semi-annual risk assessment, which documents the priority and status of these risks and aligns them with our strategic mitigation efforts. ERM is structured using a framework based on guidance from the Committee of Sponsoring Organizations of the Treadway Commission on Enterprise Risk Management Integrating Strategy with Performance.
Within CDRM, our Cybersecurity Defense Center (“CDC”) has established policies, processes, and controls that are designed to monitor, detect, investigate, respond to, and escalate management of cybersecurity threats and incidents. If we experience a cybersecurity incident, the CDC activates an incident response plan, which includes processes to enable us to triage, assess severity of, escalate, contain, investigate, and remediate the incident, as well as to comply with applicable legal obligations and mitigate brand and reputational harm. Based on initial investigation into such incident’s impact to the Company, the actor(s) involved, and other factors, the CDC assigns a severity level to an incident, which dictates the escalation path for a given incident. For incidents rising to higher levels of severity, the Cyber Governance and Incident Disclosure Committee, a cross-functional committee spanning cybersecurity, IT, legal, finance, enterprise risk management, and compliance teams, assesses the severity and potential materiality of such incidents and, as appropriate, escalates to designated members of our senior management for further assessment, response, and remediation. Additionally, we have established a Cyber Crisis Management Team, responsible for addressing and responding to the most severe cyber incidents. If warranted, senior management notifies the Audit Committee and/or the full Board of Directors, as appropriate. Throughout this process, the CDC continues to investigate the incident and, as its understanding of the incident evolves, updates its severity assessment, as necessary.
We engage third-party security experts, assessors, and consultants, as appropriate, to assess our cybersecurity risk management processes; support our ongoing certification efforts; help identify areas for continued focus, improvement, and compliance; and support incident response functions, to the extent necessary, all of which support our cybersecurity program. From time to time, we conduct third-party-administered, as well as internally administered, tabletop exercises, which simulate cybersecurity threats, to assess our existing cybersecurity infrastructure and incident response processes. We also periodically conduct offensive security assessments and vulnerability tests, and continuously monitor our computing environments to gain visibility into our security posture and detect vulnerabilities, abnormalities, or signs of compromise.
In addition to monitoring risks from threats to our own assets, we administer third-party risk management practices that endeavor to help identify and manage supply chain and vendor risk arising from some of our key suppliers and other service provider organizations. We do so in a variety of ways, such as gathering information on third parties’ cybersecurity programs and controls, performing due diligence, undertaking cybersecurity reviews and/or audits, and/or mandating certain contractual requirements, such as notification of cybersecurity incidents.

Table of Content

Governance
Our Global CISO, who reports to our Chief Operating and Legal Officer (“COLO”), has principal management-level responsibility for our cybersecurity program, which includes assessing and managing our cybersecurity risks, along with developing and implementing cybersecurity processes, policies, and controls that are used for managing cybersecurity risk across the Company. Our Global CISO is supported by the CISO of Cyber Defense and the CISO of Cyber Governance – both of whom have extensive experience in private sector cybersecurity roles – and a team of cybersecurity professionals with relevant educational and industry experience. The Global CISO periodically meets with the Cyber Governance and Incident Disclosure Committee, our enterprise risk management function and chief-level executives to discuss cybersecurity risks, as well as related mitigation and remediation activities. The CDC monitors the prevention, detection, investigation, mitigation, response to, and remediation of cybersecurity incidents, and regularly reports to our CISO of Cyber Defense, who then subsequently reports to the Global CISO.
Our Board of Directors is responsible for overseeing cybersecurity risk, primarily through the Audit Committee. Cybersecurity reviews by the Audit Committee and the Board of Directors are scheduled to occur at least quarterly and annually, respectively, or more frequently, as deemed necessary or advisable. Such presentations to the Audit Committee and Board of Directors, as applicable, are made by our COLO and Global CISO and address topics such as cybersecurity threats, incidents, risks, results from internal and third-party assessments, progress towards risk-mitigation goals, the functioning of our incident response program, and regulatory developments. At times, the Audit Committee may receive additional cybersecurity risk reviews from other members of management and/or internal cybersecurity experts on certain of our key business segments and products. The Audit Committee regularly reports to our Board of Directors regarding the committee’s oversight of such cybersecurity matters. Additionally, the COLO and Global CISO may provide ad hoc updates to the Board of Directors and/or the Audit Committee if necessitated by a security incident or other significant developments.
HPE, like all organizations operating in the technology landscape, faces significant and persistent cybersecurity risks. To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incident, have materially affected us, including our business strategy, results of operations, or financial condition. Notwithstanding our cybersecurity program, we may not be successful in identifying a cybersecurity risk or preventing or mitigating a cybersecurity incident or vulnerability, which if realized, could reasonably likely materially affect us. Additional information on the cybersecurity risks we face can be found in the section titled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.
Our prior Global CISO departed HPE at the end of October 2024. We have identified a successor, who will join HPE in January 2025, previously served in relevant leadership positions at other public and private companies, and will bring over two decades of technology experience spanning information security and IT, including serving as CISO at other large companies. In the interim, our CDRM organization has been and will be led by our CISO of Cyber Defense and CISO of Cyber Governance, both reporting directly to our COLO.
ITEM 2. Properties.
As of October 31, 2024, we owned or leased approximately 11 million square feet of space worldwide, which included 3 million square feet of vacated space. A summary of the Company's operationally utilized space is provided below.

	As of October 31, 2024
	Owned	Leased	Total
	(Square feet in millions)
Administration and support	2	4	6
(Percentage)	33%	67%	100%
Core data centers, manufacturing plants, research and development facilities, and warehouse operations	1	1	2
(Percentage)	50%	50%	100%
Total	3	5	8
(Percentage)	37%	63%	100%
We believe that our existing properties are in good condition and are suitable for the conduct of our business. Substantially all of our properties are utilized in whole or in part by our Server, Hybrid Cloud, and Intelligent Edge segments.

Table of Content

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
Asia Pacific China—Beijing India—Bangalore Japan—Tokyo Singapore—Singapore Taiwan—Taipei
ITEM 3. Legal Proceedings.
Information with respect to this item may be found in Note 17, “Litigation, Contingencies, and Commitments,” to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.
ITEM 4. Mine Safety Disclosures.
Not applicable.

Table of Content

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The common stock of Hewlett Packard Enterprise is listed on the New York Stock Exchange with the ticker symbol “HPE.”
Holders
As of December 9, 2024, there were 43,102 stockholders of record of Hewlett Packard Enterprise common stock.
Dividends
During fiscal 2024, we paid a quarterly dividend of $0.13 per share of common stock to our holders of common stock. On December 5, 2024 we declared a quarterly dividend of $0.13 per share of common stock, payable on January 16, 2025, to stockholders of record as of the close of business on December 20, 2024.
We also declared a cash dividend of $0.82604167 per share of our 7.625% Series C Mandatory Convertible Preferred Stock (the “Preferred Stock”), which was paid on December 1, 2024, to holders of record as of the close of business on November 15, 2024.
The payment of any dividends in the future on shares of our common stock and our Preferred Stock, and the timing and amount thereof, is within the sole discretion of our Board of Directors. Our Board of Directors' decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. Furthermore, so long as any share of our Preferred Stock remains outstanding, no dividend on shares of common stock (or any other class of stock junior to the Preferred Stock) shall be declared or paid unless all accumulated and unpaid dividends for all preceding dividend periods for the Preferred Stock have been declared and paid in full in cash, shares of our common stock or a combination thereof, or a sufficient sum of cash or number of shares of our common stock has been set apart for the payment of such dividends, on all outstanding shares of the Preferred Stock. We cannot guarantee that we will continue to pay a dividend in any future period.
Issuer Purchases of Equity Securities

Fourth Quarter of Fiscal 2024	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (August 2024)	115	$19.84	115	$861,886
Month 2 (September 2024)	—	—	—	861,886
Month 3 (October 2024)	2,363	20.35	2,363	$813,792
Total	2,478	$20.33	2,478
On October 13, 2015, the Company's Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion, $5.0 billion and $2.5 billion on May 24, 2016, October 16, 2017 and February 21, 2018, respectively. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. As of October 31, 2024, the Company had a remaining authorization of approximately $0.8 billion for future share repurchases.
Stock Performance Graph and Cumulative Total Return
The graph below shows a comparison of cumulative total stockholder return, the S&P 500 Index, and the S&P Information Technology Index. This graph covers the period from October 31, 2019 through October 31, 2024. This graph assumes the investment of $100 in the stock or the index on October 31, 2019 (and the reinvestment of dividends thereafter).

Table of Content

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

$350
$300
$250
$200
$150
$100
$50
$0
10/31/19
10/31/20
10/31/21
10/31/22
10/31/23
10/31/24
Hewlett Packard Enterprise
S&P 500 Index
S&P Information Technology Index

	10/2019	10/2020	10/2021	10/2022	10/2023	10/2024
Hewlett Packard Enterprise	$100.00	$54.88	$96.26	$96.84	$107.55	$140.18
S&P 500 Index	$100.00	$109.70	$156.75	$133.82	$147.36	$203.35
S&P Information Technology Index	$100.00	$134.47	$197.56	$157.53	$206.12	$311.72
ITEM 6. [Reserved]

Table of Content

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section, we use the terms “Hewlett Packard Enterprise,” “HPE,” “the Company,” “we,” “us,” and “our” to refer to Hewlett Packard Enterprise Company.
This section of this Form 10-K generally discusses fiscal 2024 and fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023. Discussions of fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Form 10-K can be found in “Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the fiscal year October 31, 2023, as filed with the SEC on December 22, 2023, which is available on the SEC's website at www.sec.gov.
We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Consolidated Financial Statements, changes in certain key items in these financial statements from year to year, and the primary factors that accounted for these changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Financial Statements. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear elsewhere in this document.
This MD&A is organized as follows:
•Trends and Uncertainties. A discussion of material events and uncertainties known to management, such as the mixed macroeconomic environment of supply chain constraints (though easing), uneven demand across our portfolio, increased demand for and adoption of new technologies, conservative (though recovering) customer spending environment, persistent inflation, foreign exchange pressures, recent tax developments, and pending merger with Juniper Networks, Inc. (“Juniper Networks”).
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
TRENDS AND UNCERTAINTIES
During fiscal 2024, the effects of the evolving macroeconomic environment on demand persisted and certain significant developments impacted our operations as follows:
Technological Advancements: We have observed market trends and demand (of customers of various segments and sizes) gravitating towards artificial intelligence (“AI”), hybrid cloud, edge computing, data security capabilities, and related offerings. The volume of data at the edge continues to grow, driven by the proliferation of more devices. The need for a unified cloud experience everywhere has grown, as well, in order to manage the growth of data at the edge. With the abundance of data, there are opportunities to develop AI tools with powerful computational abilities to extract insights and value from the captured data. Increasing demand for AI is also contributing to changes in the competitive landscape. Our major competitors and emerging competitors are expanding their product and service offerings with integrated products and solutions and exerting increased competitive pressure. We expect these market dynamics and trends to continue in the longer term.
Macroeconomic Uncertainty: The effect of the evolving macroeconomic environment has been impacting industry-wide demand, as customers take longer to work through prior orders and have been adopting a more conservative approach to discretionary IT spending. This has resulted in uneven demand across our portfolio and geographies, particularly for certain of our hardware offerings, as customers have focused investments on modernizing infrastructure, such as migrating to cloud-based

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

offerings, including our own. We expect such mixed macroeconomic environment to largely continue (though ease slightly) and possibly limit revenue growth in the near term.
Supply Chain: During fiscal 2024, we experienced supply chain constraints for certain components, including graphics processing units (“GPUs”) and accelerated processing units, but they have since eased, in part due to increased availability of supply and lower material and logistics costs. Logistics costs decreased from previously elevated levels as a result of declines in both expedited shipments and overall rate costs in the freight network. We have, in fact, been experiencing higher-than-normal inventory levels, primarily due to customers transitioning to the next generation of GPUs, our securing supply ahead of demand, and longer customer acceptance timelines on AI-related orders; we expect this trend to continue in the medium term. We have experienced, and expect to continue experiencing, rising input component costs and a competitive pricing environment, which may impact our financial results. We plan to mitigate the impact of these dynamics through continued disciplined cost and pricing management.
Recurring Revenue and Consumption Models: We continue to strengthen our core server and storage-oriented offerings and expand our offerings on the HPE GreenLake cloud, to deliver our entire portfolio as-a-service (“aaS”) and become the edge-to-cloud company for our customers and partners. We expect that such flexible consumption model will continue to strengthen our customer relationships and contribute to growth in recurring revenue.
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
Recent Tax Developments: The Organisation for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. To date, 43 countries have enacted portions, or all, of the OECD proposal and a further 22 countries have drafted, or have announced an intent to draft, legislation enacting the proposed rules. Where enacted, the rules begin to be effective for us in fiscal 2025. Under US GAAP, the OECD Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. As a result, there was no impact to our fiscal 2024 results. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes. We currently do not expect a material impact to our fiscal 2025 results.
The Internal Revenue Service (“IRS”) is conducting audits of our fiscal 2017 through 2022 U.S. federal income tax returns. During fiscal 2023, the IRS issued notices of proposed adjustments (“NOPAs”) for 2017, 2018, and 2019 relating to our intercompany transfer pricing. During the first quarter of fiscal 2024, the IRS issued a Revenue Agent Report finalizing their position on the NOPAs for the same issues and same fiscal years. However, we disagreed with the IRS’ adjustments and believe the positions taken on our tax returns are more likely than not to prevail on technical merits and have continued with settlement discussions with the IRS. During the third quarter of fiscal 2024, we submitted a formal settlement offer to the IRS to facilitate the closing of the audit and recorded increased reserves for unrecognized tax benefits of $122 million. The impact of the increase in reserves is almost entirely offset with a valuation allowance release, and the net impact to income tax expense for fiscal 2024 was not material. It is reasonably possible that the IRS audit for fiscal 2017 through 2019 may be concluded in the next 12 months, and it is reasonably possible that existing unrecognized tax benefits related to these years may be reduced by an amount up to $358 million within the next 12 months, the majority of which relates to adjustments to foreign tax credits that carry a full valuation allowance or to the timing of intercompany royalty revenue recognition, neither of which affects the Company’s effective tax rate.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Pending Merger with Juniper Networks, Inc: On January 9, 2024, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) under which we will acquire Juniper Networks in an all-cash transaction for $40.00 per share (the “Merger”), representing an equity value of approximately $14 billion. On April 2, 2024, Juniper Networks shareholders approved the transaction. The transaction is expected to be funded based on senior unsecured delayed draw term loans from a syndicate of banks, the post-tax proceeds from our sale to Unisplendour International Technology Limited (“UNIS”) of 30% of the total issued share capital of H3C Technologies Co., Limited (“H3C”), the net proceeds (including after repayments of maturing debt) of our September 2024 issuances of senior unsecured notes and the Preferred Stock (as further described in Note 15, “Stockholders’ Equity” to the Consolidated Financial Statements in Item 8 of Part II), and cash on the balance sheet. The closing of the transaction remains subject to receipt of regulatory approvals and satisfaction of other customary closing conditions.
For further information about the Merger, see Note 10, “Acquisitions and Dispositions” to the Consolidated Financial Statements in Item 8 of Part II, and for further discussion about the risks related to the Merger, see the section titled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.
The foregoing summary of the Merger, the adoption of the Merger Agreement, and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2024.
The following Executive Overview, Results of Operations and Liquidity discussions and analysis compare fiscal 2024 to fiscal 2023, unless otherwise noted. The Capital Resources and, Cash Requirements and Commitments sections present information as of October 31, 2024, unless otherwise noted.
EXECUTIVE OVERVIEW
Net revenue of $30.1 billion represented an increase of 3.4% (increased 3.3% on a constant currency basis) primarily due to higher average unit prices (“AUPs”) in the Server segment, moderated by lower volume and product mix effect in the Intelligent Edge segment. The gross profit margin of 32.8% (or $9.9 billion) represents a decrease of 2.3 percentage points from the prior-year period due to decline in revenue in the Intelligent Edge segment and higher mix of lower margin products in the Server segment. The operating profit margin of 7.3% was relatively flat as compared to the prior-year period.
Financial Results
The following table summarizes our consolidated GAAP financial results:

	For the fiscal years ended October 31,
	2024	2023	Change
	In millions, except per share amounts
Net revenue	$30,127	$29,135	3.4%
Gross profit	$9,878	$10,239	(3.5)%
Gross profit margin	32.8%	35.1%	(2.3)pts
Earnings from operations	$2,190	$2,089	4.8%
Operating profit margin	7.3%	7.2%	0.1pts
Net earnings attributable to HPE	$2,579	$2,025	27.4%
Net earnings attributable to common stockholders	2,554	2,025	26.1%
Diluted net earnings per share attributable to common stockholders(1)	1.93	1.54	$0.39
Cash flow from operations	$4,341	$4,428	$(87)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following table summarizes our consolidated non-GAAP financial results:

	For the fiscal years ended October 31,
	2024	2023	Change
	In millions, except per share amounts
Net revenue in constant currency	$30,107	$29,135	3.3%
Non-GAAP gross profit	$9,893	$10,273	(3.7)%
Non-GAAP gross profit margin	32.8%	35.3%	(2.5)pts
Non-GAAP earnings from operations	$3,168	$3,145	0.7%
Non-GAAP operating profit margin	10.5%	10.8%	(0.3)pts
Non-GAAP net earnings attributable to HPE	$2,655	$2,832	(6.3)%
Non-GAAP net earnings attributable to common stockholders	2,630	2,832	(7.1)%
Non-GAAP diluted net earnings per share attributable to common stockholders(1)	1.99	2.15	$(0.16)
Free cash flow	$2,297	$2,238	$59

(1)For purposes of calculating diluted net EPS, the preferred stock dividends are added back to the net earnings attributable to common stockholders and the diluted weighted average share calculation assumes the preferred stock was converted at issuance or as of the beginning of the reporting period.
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
Annualized Revenue Run-rate (“ARR”)
Our pivot to aaS continues its strong momentum with the addition of HPE GreenLake cloud services. Our mix of ARR is becoming more software-rich as we build our HPE GreenLake cloud, which is improving our margin profile. We will continue to invest aggressively in HPE GreenLake cloud services to provide a true cloud experience and operating model, whether at the edge, on-premises or across multiple clouds.
ARR represents the annualized revenue of all net HPE GreenLake cloud services revenue, related financial services revenue (which includes rental income from operating leases and interest income from finance leases), and software-as-a-service (“SaaS”), software consumption revenue, and other aaS offerings, recognized during a quarter and multiplied by four. We believe that ARR is a metric that allows management to better understand and highlight the potential future performance of our aaS business. We also believe ARR provides investors with greater transparency to our financial information and of the performance metric used in our financial and operational decision making and allows investors to see our results “through the eyes of management.” We use ARR as a performance metric. ARR should be viewed independently of net revenue and is not intended to be combined with it.
ARR does not have any standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.
The following table presents our ARR:

	For the fiscal years ended October 31,
	2024	2023
	Dollars in millions
ARR	$1,938	$1,304
Year-over-year growth rate	49%	39%
The 49% year over year increase in ARR was primarily due to growth in our Hybrid Cloud, Server and Intelligent Edge segments, which was due to an expanding customer installed base, an expanded range of HPE GreenLake Flex Solutions, Server aaS, and Intelligent Edge aaS activity.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Capital Returns to Shareholders
Returning capital to our shareholders remains an important part of our capital allocation framework, which also consists of strategic investments. We believe our existing balance of cash and cash equivalents, along with commercial paper and other short-term liquidity arrangements, are sufficient to satisfy our working capital needs, capital asset purchases, dividends, debt repayments, and other liquidity requirements associated with our existing operations. As of October 31, 2024, our cash, cash equivalents and restricted cash were $15.1 billion, compared to $4.6 billion as of October 31, 2023, representing an increase of $10.5 billion.
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
We are subject to income taxes in the U.S. and approximately 80 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our Provision for taxes, Net earnings and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest, and uncertain tax positions from acquired companies. For further discussion on taxes on earnings, refer to Note 6, “Taxes on Earnings,” to the Consolidated Financial Statements in Item 8 of Part II.
Goodwill
We review goodwill for impairment at the reporting unit level annually on the first day of the fourth quarter, or whenever events or circumstances indicate the carrying amount of goodwill may not be recoverable. We are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test.
As of October 31, 2024, our reporting units with goodwill are consistent with the reportable segments identified in Note 2, “Segment Information” to the Consolidated Financial Statements in Item 8 of Part II, with the exception of Server, which contains two reporting units: Compute and High Performance Computing & AI (“HPC & AI”), and Corporate Investments and Other which contains two reporting units: Advisory and Professional Services, and legacy Communications and Media Solutions.
When performing the goodwill impairment test, we compare the fair value of each reporting unit to its carrying amount. An impairment exists if the fair value of the reporting unit is less than its carrying amount.
Estimating the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We estimate the fair value of our reporting units using a weighting of fair values derived mostly from the income approach and, to a lesser extent, the market approach. Under the income approach, the fair value of a reporting unit is based on discounted cash flow analysis of management's short-term and long-term forecast of operating performance. This analysis includes significant assumptions regarding revenue growth rates, expected operating margins, and timing of expected future cash flows based on market conditions and customer acceptances. The discount rate used is based on the weighted-average cost of capital of comparable public companies adjusted for the relevant risk associated with business specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, the fair value is based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. We weight the fair value derived from the market approach commensurate with the level of comparability of these publicly traded companies to the reporting unit. When market comparables are not meaningful or not available, we estimate the fair value of a reporting unit using the income approach. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Annual Goodwill Impairment Review
Our annual goodwill impairment analysis, which we performed as of the first day of the fourth quarter of fiscal 2024, did not result in any impairment charges. The excess of fair value over carrying amount for our reporting units ranged from approximately 8% to 198% of the respective carrying amounts. In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease all of the reporting units had an excess of fair value over carrying amount, except for HPC & AI and Hybrid Cloud.
The HPC & AI reporting unit has goodwill of $2.0 billion as of October 31, 2024, and excess of fair value over carrying value of 11% as of the annual test date. The HPC & AI business is growing at a very fast pace driven primarily by the AI demand from model builders, but as GPUs represent a large portion of the solutions, the pricing is very competitive and margins are limited. With the growth of AI in enterprise and sovereign customer segments and key strategic differentiators, such as direct liquid cooling, we believe that there is a potential for continued growth over time.
Interim Goodwill Impairment Reviews
In September 2024, HPE sold 30% of the total issued share capital of H3C to UNIS. The equity investment in H3C primarily benefits the Compute and Hybrid Cloud reporting units. Subsequent to the sale, on September 30, 2024, we performed an interim goodwill impairment analysis for Compute and Hybrid Cloud reporting units. The excess of fair value over carrying amount for these reporting units was 6% for Compute and 5% for Hybrid Cloud. We also applied a hypothetical 10% decrease to the fair value of Compute and Hybrid Cloud, noting that neither had an excess of fair value over carrying amount.
The Compute reporting unit has goodwill of $8.2 billion as of October 31, 2024, and excess of fair value over carrying value of 6% as of the September 30, 2024 interim test date. The Compute business is cyclical in nature. Over the last several years, digital transformation drove increased investment to modernize infrastructure. However, in the current macroeconomic and inflationary environment, customers have invested selectively resulting in moderate unit growth and competitive pricing. The Compute business continues to focus on capturing market share while maintaining operating margin, leveraging its strong portfolio of ProLiant Gen11 products.
The Hybrid Cloud reporting unit has goodwill of $4.8 billion as of October 31, 2024, and excess of fair value over carrying value of 5% as of the September 30, 2024 interim test date. Although the Hybrid Cloud business is on a positive trajectory, we are managing both a sales model transition and product transition within this business. Our product model transition is to a more cloud-native, software-defined platform with HPE Alletra. Translating this growth to revenue and operating income will take time because a greater mix of high margin business such as ratable software and services, is deferred and recognized in future periods.
Our interim 2024 goodwill impairment test performed as of November 1, 2023 based on organizational changes impacting the composition of reporting units as of that date did not result in any impairment charges.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31,
	2024		2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$30,127	100.0%	$29,135	100.0%	$28,496	100.0%
Cost of sales (exclusive of amortization shown separately below)	20,249	67.2%	18,896	64.9%	18,990	66.6%
Gross profit	9,878	32.8%	10,239	35.1%	9,506	33.4%
Research and development	2,246	7.5%	2,349	8.1%	2,045	7.2%
Selling, general and administrative	4,871	16.2%	5,160	17.7%	4,941	17.3%
Amortization of intangible assets	267	0.9%	288	1.0%	293	1.0%
Impairment of goodwill	—	—%	—	—%	905	3.2%
Transformation costs	93	0.3%	283	1.0%	473	1.7%
Disaster charges	7	—%	1	—%	48	0.2%
Acquisition, disposition and other related charges	204	0.6%	69	0.1%	19	0.1%
Earnings from operations	2,190	7.3%	2,089	7.2%	782	2.7%
Interest and other, net	(117)	(0.4)%	(104)	(0.3)%	(121)	(0.4)%
Gain on sale of equity interest	733	2.4%	—	0.1%	—	—%
Earnings from equity interests	147	0.5%	245	0.8%	215	0.8%
Earnings before provision for taxes	2,953	9.8%	2,230	7.8%	876	3.1%
Provision for taxes	(374)	(1.2)%	(205)	(0.7)%	(8)	(0.1)%
Net earnings attributable to HPE	2,579	8.6%	2,025	7.0%	868	3.0%
Preferred stock dividends	(25)	(0.1)%	—	—%	—	—%
Net earnings attributable to common stockholders	$2,554	8.5%	$2,025	7.0%	$868	3.0%
Fiscal 2024 compared with fiscal 2023
Net revenue
In fiscal 2024, total net revenue of $30.1 billion represented an increase of $992 million, or 3.4% (increased 3.3% on a constant currency basis). U.S. net revenue increased by $521 million, or 5.0% to $10.9 billion, and net revenue from outside of the U.S. increased by $471 million, or 2.5%, to $19.2 billion.
The components of the weighted net revenue change by segment were as follows:

	For the fiscal years ended October 31,
	2024	2023
	Percentage Points
Server	6.4	(3.9)
Hybrid Cloud	(0.4)	0.9
Intelligent Edge	(2.9)	5.3
Financial Services	0.1	0.5
Corporate Investments and Other	0.1	(0.1)
Total segment	3.3	2.7
Elimination of intersegment net revenue and other	0.1	(0.5)
Total HPE	3.4	2.2

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2024 compared with fiscal 2023
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Server net revenue increased $1,844 million, or 12.8%, primarily due to higher AUPs
•Hybrid Cloud net revenue decreased $107 million, or 1.9%, primarily due to lower AUPs
•Intelligent Edge net revenue decreased $847 million, or 15.7%, primarily due to lower volume and product mix effect
•Financial Services net revenue increased $32 million, or 0.9%, primarily due to higher finance income
•Corporate Investments and Other net revenue increased $29 million, or 2.9%, primarily due to revenue growth from Advisory and Professional Services (“A & PS”)
Fiscal 2023 compared with fiscal 2022
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Server net revenue decreased $1,111 million, or 7.2%, primarily due to lower server unit volume and unfavorable currency fluctuations
•Hybrid Cloud net revenue increased $260 million, or 5.0%, primarily due to higher unit volume
•Intelligent Edge net revenue increased $1,522 million, or 39.5%, primarily due to increased AUPs and volume and product mix effect
•Financial Services net revenue increased $141 million, or 4.2%, primarily due to higher rental revenue from higher average operating leases and higher finance income on finance leases due to an increasing interest rate environment
•Corporate Investments and Other net revenue decreased $27 million, or 2.7%, primarily due to unfavorable currency fluctuations
Gross Profit
Fiscal 2024 total gross profit margin of 32.8% represents a decrease of 2.3 percentage points as compared to the respective prior year period. The decrease was primarily due to decline in revenue in the Intelligent Edge segment and higher mix of lower margin products in the Server segment.
Operating expenses
Research and development (“R&D”)
R&D expense decreased by $103 million, or 4.4%, primarily due to capitalization of software costs, which contributed 4.2 percentage points to the change.
Selling, general and administrative (“SG&A”)
SG&A expense decreased by $289 million, or 5.6%, primarily due to lower employee costs, which contributed 3.3 percentage points, lower travel and marketing expenses and lower consulting costs, both of which contributed 1.4 percentage points to the change.
Transformation programs and costs
Our transformation programs consist of the Cost Optimization and Prioritization Plan (launched in 2020) and the HPE Next Plan (launched in 2017).
Transformation costs decreased by $190 million, or 67.1%, due to lower charges incurred in the current period as the primary elements of these plans have been substantially completed by the end of fiscal 2023. Refer to Note 3, “Transformation Programs” to the Consolidated Financial Statements in Item 8 of Part II for further discussion.
Acquisition, disposition and other related charges
Acquisition, disposition and other related charges increased by $135 million or 195.7%, primarily due to costs incurred in connection with the pending acquisition of Juniper Networks.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Interest and other, net
Interest and other, net expense increased by $13 million or 12.5%, primarily due to lower gain from sale of certain investments and unfavorable currency fluctuations in the current year and the previous year containing tax indemnification income due to an audit settlement. The increase was partially offset by a decrease in net interest expense and lower loss on equity investments in the current year.
Gain on sale of equity interest
On September 4, 2024, the Company divested 30% of the total issued share capital of H3C to UNIS. We continue to possess the option to sell the remaining 19% of the total issued share capital of H3C at a later date. In connection with this sale, we recorded a gain on sale of equity interest of $733 million.
Earnings from equity interests
In fiscal 2024, Earnings from equity interests decreased by $98 million or 40%, primarily due to lower net income earned by H3C and the disposition of 30% of the total issued share capital of H3C, partially offset by lower amortization expense from basis difference in the current period.
Provision for taxes
For fiscal 2024 and 2023, we recorded income tax expense of $374 million and $205 million, respectively, which reflect effective tax rates of 12.7% and 9.2%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but may also be materially impacted by discrete tax adjustments during the fiscal year. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented include Puerto Rico and Singapore.
In fiscal 2024, we recorded $43 million of net income tax charges related to items discrete to the year. These amounts primarily included:
•$104 million of net income tax charges resulting from the gain on the H3C divestiture, which includes $215 million of U.S. and foreign income tax charges offset by $111 million of income tax benefit for the release of an uncertain tax benefit related to the prior divestiture, partially offset by
•$54 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges and
•$11 million of net excess tax benefits related to stock-based compensation.
In fiscal 2023, we recorded $131 million of net income tax benefits related to items discrete to the year. These amounts primarily included:
•$104 million of income tax benefits related to transformation costs and acquisition, disposition and other related charges and
•$19 million of net excess tax benefits related to stock-based compensation.
Segment Information
Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker, who is the CEO, uses to evaluate, view, and run our business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results.
A description of the products and services for each segment, along with other pertinent information related to Segments can be found in Note 2, “Segment Information,” to the Consolidated Financial Statements in Item 8 of Part II.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Segment Results
The following provides an overview of our key financial metrics by segment for fiscal 2024 as compared to fiscal 2023:

	HPE Consolidated		Server		Hybrid Cloud		Intelligent Edge		Financial Services		Corporate Investments and Other
	Dollars in millions, except for per share amounts
Net revenue(1)		$30,127		$16,205		$5,386		$4,532		$3,512		$1,014
Year-over-year change %	3.4%		12.8%		(1.9)%		(15.7)%		0.9%		2.9%
Earnings (loss) from operations(2)		$2,190		$1,818		$245		$1,115		$316		$(25)
Earnings (loss) from operations as a % of net revenue	7.3%		11.2%		4.5%		24.6%		9.0%		(2.5)%
Year-over-year change percentage points	0.1	pts	(1.5)	pts	0.3	pts	(0.4)	pts	0.9	pts	5.3	pts

(1)HPE consolidated net revenue excludes inter-segment net revenue.
(2)Segment earnings from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, impairment of goodwill, transformation costs, disaster charges, divestiture related exit costs, and acquisition, disposition and other related charges.
Server

	For the fiscal years ended October 31,
	2024	2023	2022	2024 vs 2023 % Change	2023 vs 2022 % Change
	Dollars in millions
Net revenue	$16,205	$14,361	$15,472	12.8%	(7.2)%
Earnings from operations	$1,818	$1,830	$1,958	(0.7)%	(6.5)%
Earnings from operations as a % of net revenue	11.2%	12.7%	12.7%
Fiscal 2024 compared with fiscal 2023
Server net revenue increased by $1,844 million, or 12.8% in actual dollars and constant currency, primarily due to a $1,812 million, or 16.7%, increase in product revenue. The increase in product revenue was primarily due to higher AUPs of $1,769 million, or 16.3%.
Server earnings from operations as a percentage of net revenue decreased 1.5 percentage points primarily due to an increase in costs of products as a percentage of net revenue, moderated by a decrease in operating expenses as a percentage of net revenue. The increase in costs of products as a percentage of net revenue was primarily due to higher mix of lower margin products and competitive pricing pressure. The decrease in operating expenses as a percentage of net revenue was primarily due to lower total operating expenses as a result of cost containment measures.
Fiscal 2023 compared with fiscal 2022
Server net revenue decreased by $1,111 million, or 7.2% (decreased 3.5% on a constant currency basis), primarily due to a $1,061 million, or 8.9%, decrease in product revenue. The decline in product revenue was primarily due to lower server unit volume of $1,281 million, or 10.7%, and unfavorable currency fluctuations of $458 million, or 3.8%. The product revenue decline was moderated by an increase in AUPs of $683 million, or 5.7%, led by higher sales of server configurations with more complex component architectures in our next generation products.
Server earnings from operations as a percentage of net revenue remained relatively flat.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Hybrid Cloud

	For the fiscal years ended October 31,
	2024	2023	2022	2024 vs 2023 % Change	2023 vs 2022 % Change
	Dollars in millions
Net revenue	$5,386	$5,493	$5,233	(1.9)%	5.0%
Earnings from operations	$245	$232	$468	5.6%	(50.4)%
Earnings from operations as a % of net revenue	4.5%	4.2%	8.9%
Fiscal 2024 compared with fiscal 2023
Hybrid Cloud net revenue decreased by $107 million, or 1.9% (decreased 2.0% on a constant currency basis) primarily due to a decrease in AUPs, partially offset by an increase in unit volume. Hybrid Cloud product revenue decreased $267 million, or 8.1%, primarily due to a decrease in AUPs of $831 million, or 25.2%, led by private cloud and storage products, partially offset by a unit volume increase of $543 million or 16.5%, led by private cloud and storage products. Hybrid Cloud services revenue increased by $160 million, or 7.3%, primarily due to a unit volume increase of $275 million, or 12.5%, led by private cloud and infrastructure SaaS. This increase was partially offset by lower AUPs of $107 million, or 4.9%.
Hybrid Cloud earnings from operations as a percentage of net revenue remained relatively flat as compared to the prior-year period.
Fiscal 2023 compared with fiscal 2022
Hybrid Cloud net revenue increased by $260 million, or 5.0% (increased 8.2% on a constant currency basis) primarily due to an increase in unit volume, partially offset by unfavorable currency fluctuations and decrease in AUPs. Hybrid Cloud product revenue increased by $180 million, or 5.8%, primarily due to an increase in unit volume of $371 million or 11.9%, led by private cloud and infrastructure SaaS. The increase in product revenue was moderated by unfavorable currency fluctuations of $130 million or 4.2%, and a decrease in AUPs of $39 million or 1.3%. Hybrid Cloud services revenue increased by $80 million, or 3.8%, primarily due to a unit volume increase of $178 million, or 8.4%, led by private cloud and infrastructure SaaS. The increase in service revenue was partially offset by decrease in AUPs of $43 million or 2.0% and unfavorable currency fluctuations of $40 million or 1.9%.
Hybrid Cloud earnings from operations as a percentage of net revenue decreased 4.7 percentage points due to an increase in cost of products sold as a percentage of net revenue and an increase in operating expenses as a percentage of net revenue. The increase in cost of products and services as a percentage of net revenue was primarily due to lower margin GreenLake Flex Solutions deals and decrease in storage subscription revenue. The increase in operating expenses as a percentage of net revenue was primarily due to the unfavorable currency fluctuations.
Intelligent Edge

	For the fiscal years ended October 31,
	2024	2023	2022	2024 vs 2023 % Change	2023 vs 2022 % Change
	Dollars in millions
Net revenue	$4,532	$5,379	$3,857	(15.7)%	39.5%
Earnings from operations	$1,115	$1,343	$542	(17.0)%	147.8%
Earnings from operations as a % of net revenue	24.6%	25.0%	14.1%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2024 compared with fiscal 2023
Intelligent Edge net revenue decreased by $847 million, or 15.7% (decreased 15.9% on a constant currency basis). Product revenue decreased by $1,050 million, or 23.9%, led by lower volume and product mix effect of $876 million, or 19.9%, and lower AUPs of $183 million, or 4.2%. The product revenue decrease was led by switching products and wireless local area network products due to softened demand. Services net revenue increased $203 million, or 20.6%, primarily led by our aaS and attached support service offerings.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 0.4 percentage points primarily due to increase in operating expenses as a percentage of net revenue, partially offset by a decrease in cost of products and services as a percentage of net revenue. Operating expenses as a percentage of net revenue increased primarily due to scale of net revenue decline, higher employee costs related to acquisitions and investments to enhance Aruba offerings in GreenLake. The decrease in cost of product and services as a percentage of net revenue was primarily due to favorable revenue mix and cost containment measures.
Fiscal 2023 compared with fiscal 2022
Intelligent Edge net revenue increased by $1,522 million, or 39.5% (increased 42.5% on a constant currency basis). Product revenue increased by $1,396 million, or 46.5%, led by higher AUPs of $1,284 million, or 42.8%, and a volume and product mix effect of $217 million, or 7.2%, moderated by unfavorable currency fluctuations of $106 million, or 3.5%. The product revenue increase was led by switching and wireless local area network products, which benefited from improvements in the supply availability, and elevated order book levels at the beginning of the period. Services net revenue increased $127 million, or 14.8%, primarily led by our aaS and attached support service offerings.
Intelligent Edge earnings from operations as a percentage of net revenue increased 10.9 percentage points primarily due to decreases in cost of products and services as a percentage of net revenue and operating expenses as a percentage of net revenue. The decrease in cost of product and services as a percentage of net revenue was primarily due to lower supply chain costs, moderating the decrease was a lower mix of higher-margin support services revenue. Operating expenses as a percentage of net revenue decreased primarily due to our cost containment measures.
Financial Services

	For the fiscal years ended October 31,
	2024	2023	2022	2024 vs 2023 % Change	2023 vs 2022 % Change
	Dollars in millions
Net revenue	$3,512	$3,480	$3,339	0.9%	4.2%
Earnings from operations	$316	$281	$387	12.5%	(27.4)%
Earnings from operations as a % of net revenue	9.0%	8.1%	11.6%
Fiscal 2024 compared with fiscal 2023
FS net revenue increased by $32 million, or 0.9% (increased 0.6% on a constant currency basis) primarily due to higher finance income from higher average finance leases in a higher interest rate environment, along with favorable currency fluctuations, partially offset by lower rental revenue on lower average operating leases and lower asset management lease buyout revenue.
FS earnings from operations as a percentage of net revenue increased 0.9 percentage points, although the cost of services as a percentage of net revenue and operating expenses as a percentage of net revenue were relatively flat.
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
FS earnings from operations as a percentage of net revenue decreased 3.5% percentage points due primarily to an increase in cost of services as a percentage of net revenue, while operating expenses as a percentage of net revenue were

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

relatively flat. The increase to cost of services as a percentage of net revenue resulted primarily from a combination of higher borrowing costs and higher depreciation expense, partially offset by lower bad debt expense.
Financing Volume

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
Financing volume	$6,616	$6,412	$6,252
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased by 3.2% in fiscal 2024 as compared to the prior-year period. The increase was primarily driven by higher financing of HPE product sales and services, partially offset by lower financing of third-party product sales and services.
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
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of October 31
	2024	2023
	Dollars in millions
Financing receivables, gross	$9,647	$8,814
Net equipment under operating leases	3,632	4,100
Capitalized profit on intercompany equipment transactions(1)	396	263
Intercompany leases(1)	119	109
Gross portfolio assets	13,794	13,286
Allowance for doubtful accounts(2)	177	178
Operating lease equipment reserve	30	36
Total reserves	207	214
Net portfolio assets	$13,587	$13,072
Reserve coverage	1.5%	1.6%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.8 billion and $11.6 billion at October 31, 2024 and 2023, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at October 31, 2024 and 2023, was $1.7 billion and $1.7 billion, respectively.
As of October 31, 2024 and 2023, FS net cash and cash equivalents balances were $533 million and $700 million, respectively.
Net portfolio assets as of October 31, 2024 increased 3.9% from October 31, 2023. The increase generally resulted from new financing volume exceeding portfolio runoff during the period, along with favorable currency fluctuations.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

FS bad debt expense includes charges to general reserves, specific reserves and write-offs for sales-type, direct-financing and operating leases. FS recorded net bad debt expense of $57 million, $59 million and $82 million in fiscal 2024, 2023 and 2022, respectively.
Corporate Investments and Other

	For the fiscal years ended October 31,
	2024	2023	2022	2024 vs 2023 % Change	2023 vs 2022 % Change
	Dollars in millions
Net revenue	$1,014	$985	$1,012	2.9%	(2.7)%
Loss from operations	$(25)	$(77)	$(26)	67.5%	(196.2)%
Loss from operations as a % of net revenue	(2.5)%	(7.8)%	(2.6)%
Fiscal 2024 compared with fiscal 2023
Corporate Investments and Other net revenue increased by $29 million, or 2.9% (increased 4.3% on a constant currency basis) primarily due to revenue growth from A & PS, partially offset by unfavorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased 5.3 percentage points primarily due to decreases in cost of services as a percentage of net revenue resulting from our cost containment measures, and decreases in operating expenses as a percentage of net revenue due to the scale of net revenue growth and lower total operating expenses.
Fiscal 2023 compared with fiscal 2022
Corporate Investments and Other net revenue decreased by $27 million, or 2.7% (increased 2.1% on a constant currency basis) primarily due to unfavorable currency fluctuations.
Corporate Investments and Other loss from operations as a percentage of net revenue increased 5.2 percentage points primarily due to increases in cost of services as a percentage of net revenue while operating expenses as a percentage of net revenue remained relatively flat. Cost of services as a percentage of net revenue increased primarily due to the scale of net revenue decline and increases in cost of services due to unfavorable currency fluctuations and higher expenses.
LIQUIDITY AND CAPITAL RESOURCES
Current Overview
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and shareholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. We anticipate that the funds made available, including the debt funding related to the pending merger with Juniper Networks, proceeds from issuance of the Preferred Stock and proceeds from the sale of 30% of the total issued share capital of H3C, and cash generated from our operations, along with our access to capital markets, will be sufficient to meet our liquidity requirements for at least the next twelve months (including for the payment of consideration to consummate the Juniper Networks transaction) and for the foreseeable future thereafter. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A and market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A.
Our cash balances are held in numerous locations throughout the world, with a substantial amount held in the U.S. as of October 31, 2024. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
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
In connection with the share repurchase program previously authorized by our Board of Directors, during fiscal 2024, we repurchased and settled an aggregate amount of $150 million. As of October 31, 2024, we had a remaining authorization of approximately $0.8 billion for future share repurchases. For more information on our share repurchase program, refer to Note 15, “Stockholders' Equity,” to the Consolidated Financial Statements in Item 8 of Part II.
On May 23, 2024, we announced plans to divest our Communications Technology Group (“CTG”) business to HCLTech. CTG is included in our Communications and Media Solutions business, which is reported in the Corporate Investments and Other segment. This divestiture includes the platform-based software solutions portions of the CTG portfolio, including systems integration, network applications, data intelligence, and the business support systems groups. As of October 31, 2024, assets and liabilities to be sold have been presented in our Consolidated Balance Sheets as assets and liabilities held for sale. On December 1, 2024, we completed the disposition of CTG. We received net proceeds of $210 million and expect to recognize a gain of approximately $230 million.
On January 9, 2024, we entered into the Merger Agreement, under which HPE will acquire Juniper Networks in an all-cash transaction for $40.00 per share, representing an equity value of approximately $14 billion. The transaction was unanimously approved by the boards of directors of both companies. On April 2, 2024, Juniper Networks shareholders approved the transaction. The closing of the transaction remains subject to receipt of regulatory approvals and satisfaction of other customary closing conditions. In connection with the merger, we entered into a commitment letter whereby we obtained a commitment from Citigroup Global Markets Inc., JPMorgan Chase Bank, N.A. and Mizuho Bank, Ltd. for a $14.0 billion senior unsecured delayed draw term loan facility, comprised of an $11.0 billion 364-day tranche and a $3.0 billion three-year tranche, subject to customary conditions (the “Term Loan Commitment Letter”). In September 2024, we issued $9.0 billion of senior unsecured notes and $1.5 billion of Preferred Stock, the net proceeds of which we intend to use to fund a portion of the consideration for the acquisition of Juniper Networks and for other general corporate purposes, which may include, among other uses, repaying certain indebtedness of HPE, Juniper Networks and our and its respective subsidiaries. In addition, in furtherance of the Term Loan Commitment Letter, we entered into term loan agreements with JPMorgan Chase Bank, N.A, Citibank, N.A., and Mizuho Bank, Ltd. for approximately $12.0 billion of senior unsecured delayed draw term loan facilities, comprised of an approximately $9.0 billion 364-day tranche (which was reduced from the original commitment of $11.0 billion, upon receipt and application of approximately $2.0 billion in post-tax proceeds from our sale to UNIS of 30% of the total issued share capital of H3C, as further described below) and a $3.0 billion three-year tranche, subject to customary conditions. We have since further reduced the commitments under the 364-day term loan to $1.0 billion upon receipt and application of certain proceeds from the aforementioned issuance of senior unsecured notes and the Preferred Stock. Unless previously terminated, commitments under both the 364-day term loan and the three-year term loan will terminate upon the earliest of (i) five business days after the Juniper Outside Date (as defined in such term loan agreements), (ii) the occurrence of the closing of the acquisition of Juniper Networks without the funding of any borrowings under either of the term loan agreements, and (iii) the termination of the Merger Agreement by HPE in writing in accordance with its terms. In connection with the entry into the aforementioned 364-day term loan and the three-year term loan, on September 12, 2024, we terminated the Term Loan Commitment Letter.
In September 2024, we issued 30 million shares of the Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $1.5 billion, less issuance costs of $38 million. As of October 31, 2024, 30 million shares of the Preferred Stock was outstanding. We intend to use these net proceeds as indicated above. For more information on our Preferred Stock, refer to Note 15, “Stockholders' Equity,” to the Consolidated Financial Statements in Item 8 of Part II.
Pursuant to the Shareholders' Agreement among our relevant subsidiaries, UNIS, and H3C dated as of May 1, 2016, as amended from time to time, and most recently on October 28, 2022, we delivered a notice to UNIS on December 30, 2022, to exercise our right to put to UNIS, for cash consideration, all of the H3C shares held by us, which represent 49% of the total issued share capital of H3C. On May 26, 2023, our relevant subsidiaries entered into a Put Share Purchase Agreement with UNIS, whereby UNIS has agreed to purchase all of the H3C shares held by us, through our subsidiaries. On May 24, 2024, our relevant subsidiaries entered into (i) an Amended and Restated Put Share Purchase Agreement with UNIS, whereby our relevant subsidiaries shall sell to UNIS 30% of the total issued share capital of H3C for pre-tax cash consideration of approximately $2.1 billion by August 31, 2024 (the “Sale Transaction”), and (ii) an Agreement on Subsequent Arrangements with UNIS, whereby upon closing of the Sale Transaction, our relevant subsidiary shall have a put option to sell to UNIS and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

UNIS shall have a call option to purchase from our relevant subsidiary 19% of the total issued share capital of H3C for pre-tax cash consideration of approximately $1.4 billion between the 16th month and until the 36th month after the Sale Transaction. The transactions referenced in clauses (i) and (ii) above, taken together, revise the arrangements governing the aforementioned sale of all of the H3C shares held by us, through our subsidiaries and are subject to certain grace periods and regulatory approvals. On September 4, 2024, pursuant to the Amended and Restated Put Share Purchase Agreement with UNIS, we received $2.1 billion of pre-tax consideration ($2.0 billion post-tax), in connection with the sale to UNIS of 30% of the total issued share capital of H3C.
Liquidity
Our cash, cash equivalents, restricted cash, total debt and available borrowing resources were as follows:

	As of October 31,
	2024	2023	2022
	In millions
Cash, cash equivalents and restricted cash	$15,105	$4,581	$4,763
Total debt	18,246	12,355	12,465
Available borrowing resources(1)	6,009	6,588	6,161
Commercial paper programs(2)	5,101	5,071	5,208
Uncommitted lines of credit(3)	$908	$1,517	$953

(1)Excludes the financing commitment for the Juniper Networks acquisition. The maximum aggregate commitment under this facility is $4.0 billion, however, no balances were outstanding under this facility as of October 31, 2024.
(2)     The maximum aggregate borrowing amount of the commercial paper programs and revolving credit facility is $5.75 billion.
(3)    The maximum aggregate capacity under the uncommitted lines of credit is $1.5 billion of which $0.6 billion was primarily utilized towards issuances of bank guarantees.
The following tables represent the way in which management reviews cash flows:

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
Net cash provided by operating activities	$4,341	$4,428	$4,593
Net cash used in investing activities	(53)	(3,284)	(2,087)
Net cash provided by (used in) financing activities	6,283	(1,362)	(1,796)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(47)	36	(279)
Change in cash, cash equivalents and restricted cash	$10,524	$(182)	$431
Free cash flow	$2,297	$2,238	$1,794
Operating Activities
Net cash provided by operating activities decreased by $87 million for fiscal 2024, as compared to fiscal 2023. The decrease was primarily due to higher cash payouts for variable compensation, unfavorable impacts from financing receivables, and lower cash generated from operations. The decrease was moderated by favorable working capital, as compared to the prior-year period.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Our working capital metrics and cash conversion impacts were as follows:

	As of October 31,
	2024	2023	2022
Days of sales outstanding in accounts receivable (“DSO”)	38	43	47
Days of supply in inventory (“DOS”)	120	87	88
Days of purchases outstanding in accounts payable (“DPO”)	(170)	(134)	(149)
Cash conversion cycle	(12)	(4)	(14)
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three-month period in fiscal 2023, the decrease in DSO by 5 days in the current period was primarily due to higher early collections.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2023, the increase in DOS by 33 days in the current period was primarily due to higher inventory levels caused by strategic purchases of key components to support growth in AI systems.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2023, the increase in DPO by 36 days in the current period was primarily due to higher inventory purchases.
Investing Activities
Net cash used in investing activities decreased by $3.2 billion in fiscal 2024, as compared to the corresponding period in fiscal 2023. The decrease was primarily due to proceeds from UNIS in connection with the sale of 30% of the total issued share capital of H3C of $2.1 billion, lower net payments made in connection with business acquisitions of $0.6 billion, lower cash utilized in net financial collateral activities of $0.2 billion, and lower investments in property, plant and equipment and software assets, net of sales proceeds of $0.2 billion, as compared to the prior-year period.
Financing Activities
Net cash provided by financing activities increased by $7.6 billion in fiscal 2024, as compared to the corresponding period in fiscal 2023. This was primarily due to higher proceeds from debt issuance (net of issuance costs) of $6.5 billion, proceeds from the issuance of the Preferred Stock (net of issuance costs) of $1.5 billion, and lower share repurchases of $0.3 billion, partially offset by higher repayments of debt of $0.6 billion, as compared to the prior-year period.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Free Cash Flow
Free cash flow (“FCF”) represents cash flow from operations less net capital expenditures (investments in property, plant and equipment (“PP&E”) and software assets less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. FCF increased by $0.1 billion, as compared to the corresponding period in fiscal 2023. This was primarily due to lower net capital expenditures, as compared to the prior-year period. For more information on our FCF, refer to the section entitled “GAAP to non-GAAP Reconciliations” included in this MD&A.
For more information on the impact of operating assets and liabilities to our cash flows, see Note 7, “Balance Sheet Details,” to the Consolidated Financial Statements in Item 8 of Part II.
Capital Resources
Debt Levels

	As of October 31,
	2024	2023	2022
	Dollars in millions
Short-term debt	$4,742	$4,868	$4,612
Long-term debt	$13,504	$7,487	$7,853
Weighted-average interest rate	5.4%	5.4%	4.0%
We maintain debt levels that we establish through consideration of several factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure. We maintain a revolving credit facility and two commercial paper programs, “the Parent Programs”, and a wholly-owned subsidiary maintains a third program. In September 2024, we terminated the prior senior unsecured revolving credit facility that was entered into in December 2021, and entered into a new senior unsecured revolving credit facility with an aggregate lending commitment of $5.25 billion for a period of five years. The commitment is comprised of (i) $4.75 billion of commitments available immediately and (ii) $500 million of commitments available from and subject to the closing of the Juniper Networks acquisition and refinancing of Juniper Networks’ credit agreement in connection with the closing of the Juniper Networks acquisition. There have been no changes to our commercial paper programs since October 31, 2023.
As noted above, we are also party to two senior unsecured delayed draw term loan facilities, comprised of a $1.0 billion 364-day tranche and a $3.0 billion three-year tranche, subject to customary conditions. Unless previously terminated, commitments under both the 364-day term loan and the three-year term loan will terminate upon the earliest of (i) five business days after the Juniper Outside Date (as defined in such term loan agreements), (ii) the occurrence of the closing of the acquisition of Juniper Networks without the funding of any borrowings under either of the term loan agreements, and (iii) the termination of the Merger Agreement by HPE in writing in accordance with its terms.
In December 2023, we filed a shelf registration statement with the Securities and Exchange Commission that allows us to sell, at any time and from time to time, in one or more offerings, debt securities, preferred stock, common stock, warrants, depository shares, purchase contracts, guarantees or units consisting of any of these securities.
Significant funding and liquidity activities for fiscal 2024 were as follows:
Debt Issuances:
•In September 2024, we issued (i) $1.25 billion of 4.45% Senior Notes due September 25, 2026, (ii) $1.25 billion of 4.40% Senior Notes due September 25, 2027, (iii) $1.75 billion of 4.55% Senior Notes due October 15, 2029, (iv) $1.25 billion of 4.85% Senior Notes due October 15, 2031, (v) $2.0 billion of 5.00% Senior Notes due October 15, 2034, and (vi) $1.5 billion of 5.60% Senior Notes due October 15, 2054.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Debt Repayments:
•In October 2024, we redeemed $400 million of 6.102% Senior Notes with an original maturity date of April 1, 2026, utilizing the par call option on the debt, with no redemption penalties.
•In October 2024, we repaid $1.6 billion of 5.90% Senior Notes on their original maturity date.
•In April 2024, we repaid $1.0 billion of 1.45% Senior Notes on their original maturity date.
•During fiscal 2024, we repaid $1,691 million of the outstanding asset-backed debt securities.
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
Cash Requirements and Commitments
Long-term debt and interest payments on debt
As of October 31, 2024, future principal payment obligations on our long-term debt including asset-backed debt securities totaled $17.6 billion of which $4.0 billion is due within one year. As of October 31, 2024, our finance lease obligations, including interest, was $42 million, of which $7 million is to be due within one year. For more information on our debt, see Note 14, “Borrowings,” to the Consolidated Financial Statements in Item 8 of Part II.
As of October 31, 2024, future interest payments relating to our long-term debt is estimated to be approximately $7.6 billion, of which $0.9 billion is expected to be due within one year. We use interest rate swaps to mitigate the exposure of our fixed rate debt to changes in fair value resulting from changes in interest rates, or hedge the variability of cash flows in the interest payments associated with our variable-rate debt. The impact of our outstanding interest rate swaps as of October 31, 2024 was factored into the calculation of the future interest payments on long-term debt.
Operating lease obligations
We enter into various leases as a lessee for assets including office buildings, data centers, vehicles, and aviation. As of October 31, 2024, operating lease obligations, net of sublease rental income totaled $1.7 billion, of which $286 million is due within one year. For more information on our leases, see Note 8, “Accounting for Leases as a Lessee,” to the Consolidated Financial Statements in Item 8 of Part II.
Unconditional purchase obligations
Our unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty. As of October 31, 2024, unconditional purchase obligations totaled $1.3 billion, of which $556 million is due within one year. For more information on our unconditional purchase obligations, see Note 17, “Litigation, Contingencies, and Commitments,” to the Consolidated Financial Statements in Item 8 of Part II.
Retirement Benefit Plan Funding
In fiscal 2024, we anticipate making contributions of $189 million to our non-U.S. pension plans. Our policy is to fund pension plans to meet at least the minimum contribution requirements, as established by various authorities including local government and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are not considered as contractual obligations because they do not represent contractual cash outflows, as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans,” to the Consolidated Financial Statements in Item 8 of Part II.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Restructuring Plans
As of October 31, 2024, we expect future cash payments of approximately $185 million in connection with our approved restructuring plans, which includes $80 million expected to be paid in fiscal 2025 and $105 million expected to be paid thereafter. Payments for restructuring activities are not considered as contractual obligations, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities, see Note 3, “Transformation Programs,” to the Consolidated Financial Statements in Item 8 of Part II.
Uncertain Tax Positions
As of October 31, 2024, we had approximately $186 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions that could result in a cash payment. These liabilities and related interest and penalties include $2 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings,” to the Consolidated Financial Statements in Item 8 of Part II.
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
GAAP TO NON-GAAP RECONCILIATIONS
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the fiscal years ended October 31,
	2024		2023
	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
GAAP net revenue	$30,127	100.0%	$29,135	100.0%
GAAP cost of sales	20,249	67.2%	18,896	64.9%
GAAP gross profit	9,878	32.8%	10,239	35.1%
Non-GAAP adjustments
Stock-based compensation expense	49	0.1%	47	0.2%
Disaster recovery	(43)	(0.1)%	(13)	—%
Divestiture related exit costs	9	—%	—	—%
Non-GAAP gross profit	$9,893	32.8%	$10,273	35.3%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the fiscal years ended October 31,
	2024		2023
	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
GAAP earnings from operations	$2,190	7.3%	$2,089	7.2%
Non-GAAP adjustments:
Amortization of intangible assets	267	0.9%	288	1.0%
Transformation costs	93	0.3%	283	1.0%
Disaster recovery	(51)	(0.2)%	(12)	—%
Stock-based compensation expense	430	1.4%	428	1.5%
Divestiture related exit costs	35	0.1%	—	—%
Acquisition, disposition and other related charges	204	0.7%	69	0.2%
Non-GAAP earnings from operations	$3,168	10.5%	$3,145	10.8%
Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	For the fiscal years ended October 31,
	2024		2023
	Dollars	Diluted net earnings per share	Dollars	Diluted net earnings per share
	Dollars in millions
GAAP net earnings attributable to HPE	$2,579	$1.93	$2,025	$1.54
Non-GAAP adjustments:
Amortization of intangible assets	267	0.20	288	0.22
Transformation costs	93	0.07	283	0.22
Disaster recovery	(51)	(0.04)	(12)	(0.01)
Stock-based compensation expense	430	0.32	428	0.33
Divestiture related exit costs	35	0.03	—	—
Acquisition, disposition and other related charges	204	0.16	69	0.05
Gain on sale of equity interest	(733)	(0.55)	—	—
Adjustments for equity interests	(107)	(0.08)	18	0.01
Loss on equity investments, net	13	0.01	40	0.03
Adjustments for taxes	(95)	(0.07)	(255)	(0.20)
Other adjustments(1)	20	0.01	(52)	(0.04)
Non-GAAP net earnings attributable to HPE(2)	2,655	1.99	2,832	2.15
Preferred stock dividends	(25)		—
Non-GAAP net earnings attributable to common stockholders	$2,630		$2,832

(1)    Other adjustments includes non-service net periodic benefit cost and tax indemnification and other adjustments.
(2)    For purposes of calculating Non-GAAP diluted net EPS, the preferred stock dividends are added back to the Non-GAAP net earnings attributable to common stockholders and the diluted weighted average share calculation assumes the preferred stock was converted at issuance or as of the beginning of the reporting period.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Reconciliation of net cash provided by operating activities to free cash flow.

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
Net cash provided by operating activities	$4,341	$4,428	$4,593
Investment in property, plant and equipment and software assets	(2,367)	(2,828)	(3,122)
Proceeds from sale of property, plant and equipment	370	602	602
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(47)	36	(279)
Free cash flow	$2,297	$2,238	$1,794
Use of non-GAAP Financial Measures
The non-GAAP financial measures presented are net revenue on a constant currency basis (including at the business segment level), non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP earnings from operations, non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue), non-GAAP tax rate, non-GAAP net earnings, non-GAAP diluted net earnings per share, and FCF. These non-GAAP financial measures are not computed in accordance with, or as an alternative to, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to net revenue on a constant currency basis is net revenue. The GAAP measure most directly comparable to non-GAAP gross profit is gross profit. The GAAP measure most directly comparable to non-GAAP gross profit margin is gross profit margin. The GAAP measure most directly comparable to non-GAAP earnings from operations is earnings from operations. The GAAP measure most directly comparable to non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) is operating profit margin (earnings from operations as a percentage of net revenue). The GAAP measure most directly comparable to non-GAAP income tax rate is income tax rate. The GAAP measure most directly comparable to non-GAAP net earnings is net earnings. The GAAP measure most directly comparable to non-GAAP diluted net earnings per share is diluted net earnings per share. The GAAP measure most directly comparable to FCF is cash flow from operations.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•Disaster recoveries include direct costs or recovery of these costs related to the exit of the Company’s businesses in Russia and Belarus. Hewlett Packard Enterprise excludes disaster recoveries from these non-GAAP measures as the specific net recoveries are non-recurring charges and not indicative of the operational performance of our business.
•Divestiture related exit costs include expenses associated with certain disposal activities. On May 23, 2024, HPE announced plans to divest the Company’s CTG business, which was completed on December 1, 2024. We consider this divestiture to be a discrete event. We exclude these costs as these expenses are non-recurring exit costs to eliminate stranded costs of this business. In addition, our internal benchmarking analyses evidence that many industry participants and peers present non-GAAP financial measures excluding these charges.
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
•Transformation costs represent net costs related to the (i) HPE Next Plan and (ii) Cost Optimization and Prioritization Plan and include restructuring charges, program design and execution costs, costs incurred to transform our IT infrastructure, net gains from the sale of real estate and any impairment charges on real estate identified as part of the initiatives. We exclude these costs as they are discrete costs related to two specific transformation programs that were announced in 2017 and 2020, respectively, as multi-year programs necessary to transform the business and IT infrastructure following material divestiture transactions in 2017 and in response to COVID-19 and an evolving product portfolio in fiscal 2020. The primary elements of the HPE Next and the Cost Optimization and Prioritization Plan have been substantially completed by October 31, 2023. The exclusion of the transformation program costs from our non-GAAP financial measures as stated above is to provide a supplemental measure of our operating results that does not include material HPE Next Plan and Cost Optimization and Prioritization Plan costs as we do not believe such costs to be reflective of our ongoing operating cost structure. Further as our transformation costs for these plans have materially fluctuated since 2017, have been materially declining since 2021 and we do not expect to incur material transformation costs related to these programs beyond fiscal 2024, we believe non-GAAP measures excluding these costs are useful to management and investors for comparing operating performance across multiple periods.
•We incur costs related to our acquisition, disposition and other related charges. The charges are direct expenses, such as professional fees and retention costs, most of which are treated as non-cash or non-capitalized expenses. For fiscal 2024, these charges were driven by costs associated with the pending merger with Juniper Networks and the acquisition of Morpheus Data, in addition to prior acquisitions of Axis, Athonet and OpsRamp. For fiscal 2023, these charges were driven by acquisitions of Axis, Zerto, OpsRamp and Athonet. Charges may also include expenses associated with disposal activities including legal and arbitration settlements in connection with certain dispositions. We consider these acquisitions and divestitures to be discrete events. We exclude these costs as these expenses are inconsistent in amount and frequency and are significantly impacted by the timing and nature of our acquisitions and divestitures. In addition, our internal benchmarking analyses evidence that many industry participants and peers present non-GAAP financial measures excluding these charges.
Non-GAAP net earnings and non-GAAP diluted net earnings per share consist of net earnings or diluted net earnings per share excluding those same charges mentioned above, as well as other items such as adjustments for equity interests, gain or loss on equity investments, other adjustments, and adjustments for taxes. The Adjustments for taxes line item includes certain income tax valuation allowances and separation taxes, the impact of tax reform, structural rate adjustment, excess tax benefit from stock-based compensation, and adjustments for additional taxes or tax benefits associated with each non-GAAP item. In addition to the items previously explained, management excludes these items for the following reasons:
•During the six months ended April 30, 2024, we stopped reporting H3C earnings in our non-GAAP results due to the planned divestiture of the H3C investment. Per the terms of the original Put Share Purchase Agreement, we weren’t anticipating receiving dividends from this investment prospectively. However, on May 24, 2024, we entered into an

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Amended and Restated Put Share Purchase Agreement and an Agreement on Subsequent Arrangements, both with UNIS, as described in Note 19 “Equity Interests” to the Consolidated Financial Statements in Item 8 of Part II, which, taken together, revise the arrangements governing the aforementioned sale as previously set forth in the original Put Share Purchase Agreement. On September 4, 2024, we divested 30% of the total issued share capital of H3C, which resulted in a gain of $733 million and is included in the fiscal 2024 adjustment Gain on sale of equity interest. We continue to possess the option to sell the remaining 19% of the total issued share capital of H3C at a later date. For the second half of fiscal 2024, the adjustment for equity interests incorporated the completed divestment of 30% of the total issued share capital of H3C. All periods presented include the amortization of the basis difference in our investment. For fiscal 2023, this adjustment also included our portion of intangible asset impairment charges from H3C. We believe that eliminating these amounts for purposes of calculating non-GAAP financial measures facilitates the evaluation of our current operating performance.
•We exclude gains and losses (including impairments) on our non-marketable equity investments because we do not believe they are reflective of normal continuing business operations. These adjustments are reflected in Interest and other, net in the Consolidated Statements of Earnings. We believe eliminating these adjustments for the purposes of calculating non-GAAP measures facilitates the evaluation of our current operating performance.
•We utilize a structural long-term projected non-GAAP income tax rate in order to provide consistency across the interim reporting periods and to eliminate the effects of items not directly related to our operating structure that can vary in size, frequency and timing. When projecting this long-term rate, we evaluated a three-year financial projection. The projected rate assumes no incremental acquisitions in the three-year projection period and considers other factors including our expected tax structure, our tax positions in various jurisdictions and current impacts from key legislation implemented in major jurisdictions where we operate. For fiscal 2024, we used a projected non-GAAP income tax rate of 15%, which reflects currently available information as well as other factors and assumptions. For fiscal 2023 we used a non-GAAP income tax rate of 14%. The non-GAAP income tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate its long-term rate as appropriate. We believe that making these adjustments for purposes of calculating non-GAAP measures, facilitates a supplemental evaluation of our current operating performance and comparisons to past operating results.
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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 40 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2024 were the euro, Japanese yen, and Indian rupee. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses as of October 31, 2024 and 2023, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2024 and 2023, respectively. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $44 million and $48 million at October 31, 2024 and 2023, respectively.
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
We have performed sensitivity analyses as of October 31, 2024 and 2023, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, debt investments, net portfolio assets, and interest rate swaps. The analyses use actual or approximate maturities for the debt, debt investments, net portfolio assets, and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2024 and 2023, respectively. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, debt investments and net portfolio assets, net of interest rate swaps, of $233 million and $41 million at October 31, 2024 and 2023, respectively.
For more information about our debt, use of derivative instruments, forward contracts and investments, Refer to Note 1, “Overview and Summary of Significant Accounting Policies”, Note 13, “Financial Instruments”, and Note 14, “Borrowings”, of the Notes to the Consolidated Financial Statements section included in this report.

ITEM 8. Financial Statements and Supplementary Data.

Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “HPE,” or “the Company” mean Hewlett Packard Enterprise Company and its consolidated subsidiaries.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Hewlett Packard Enterprise Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hewlett Packard Enterprise Company and subsidiaries (“the Company”) as of October 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 19, 2024 expressed an unqualified opinion thereon.
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

Valuation of goodwill

Description of the matter
At October 31, 2024, the Company’s goodwill was $18 billion, of which $4.8 billion related to the Hybrid Cloud reporting unit. As discussed in Note 11 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level and more frequently when warranted based on indicators of impairment. Auditing management’s goodwill impairment test for the Hybrid Cloud reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimates of the Hybrid Cloud reporting unit was sensitive to significant assumptions, such as the terminal revenue growth rate and operating margin, which are affected by expectations about future market or economic conditions.

How we addressed the matter in our audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over the significant assumptions described above.

To test the estimated fair value of the Company’s Hybrid Cloud reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business model, product mix and other factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.

In addition, we tested management’s reconciliation of the fair value of all the reporting units to the market capitalization of the Company. We involved our valuation professionals to evaluate the application of valuation methodologies in the Company’s annual impairment test.

Estimation of variable consideration

Description of the matter	As described in Note 1 to the consolidated financial statements, the Company recognizes revenue for sales to its customers after deducting management’s estimates of variable consideration which may include various rebates, volume-based discounts, price protection, and other incentive programs that are offered to customers, partners, and distributors. Estimated variable consideration is presented within other accrued liabilities on the consolidated balance sheet and totaled $1.0 billion at October 31, 2024. Auditing the estimates of variable consideration associated with rebates, specifically within the Intelligent Edge segment, was complex and judgmental due to the level of uncertainty involved in management’s estimate of expected usage of these programs.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating rebates, including controls over the significant assumptions described above.
To test the Company’s determination of variable consideration we performed audit procedures that included, among others, evaluating the methodologies, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions to historical experience of the Company to develop an expectation of the rebates associated with product remaining in the distribution channel at October 31, 2024, which we compared to management’s recorded amount. In addition, we inspected the underlying agreements and compared the incentive rates used in the Company’s analyses with contractual rates. We assessed the historical accuracy of management’s estimates by comparing previous estimates of rebate liabilities to the amount of actual payments in subsequent periods.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2014.
Houston, Texas
December 19, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hewlett Packard Enterprise Company

Opinion on Internal Control Over Financial Reporting
We have audited Hewlett Packard Enterprise Company and subsidiaries’ internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hewlett Packard Enterprise Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2024, and the related notes and our report dated December 19, 2024 expressed an unqualified opinion thereon.
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
December 19, 2024

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
Hewlett Packard Enterprise's management assessed the effectiveness of Hewlett Packard Enterprise's internal control over financial reporting as of October 31, 2024, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on the assessment by Hewlett Packard Enterprise's management, we determined that Hewlett Packard Enterprise's internal control over financial reporting was effective as of October 31, 2024. The effectiveness of Hewlett Packard Enterprise's internal control over financial reporting as of October 31, 2024 has been audited by Ernst & Young LLP, Hewlett Packard Enterprise's independent registered public accounting firm, as stated in their report on the preceding pages.

/s/ Antonio F. Neri	/s/ Marie Myers
Antonio F. Neri President and Chief Executive Officer (Principal Executive Officer)	Marie Myers Executive Vice President and Chief Financial Officer (Principal Financial Officer)
December 19, 2024	December 19, 2024

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions, except per share amounts
Net Revenue:
Products	$18,587	$18,100	$17,794
Services	10,872	10,488	10,219
Financing income	668	547	483
Total net revenue	30,127	29,135	28,496
Costs and Expenses:
Cost of products (exclusive of amortization shown separately below)	12,961	11,958	12,463
Cost of services (exclusive of amortization shown separately below)	6,793	6,555	6,217
Financing cost	495	383	310
Research and development	2,246	2,349	2,045
Selling, general and administrative	4,871	5,160	4,941
Amortization of intangible assets	267	288	293
Impairment of goodwill	—	—	905
Transformation costs	93	283	473
Disaster charges	7	1	48
Acquisition, disposition and other related charges	204	69	19
Total costs and expenses	27,937	27,046	27,714
Earnings from operations	2,190	2,089	782
Interest and other, net	(117)	(104)	(121)
Gain on sale of equity interest	733	—	—
Earnings from equity interests	147	245	215
Earnings before provision for taxes	2,953	2,230	876
Provision for taxes	(374)	(205)	(8)
Net earnings attributable to HPE	2,579	2,025	868
Preferred stock dividends	(25)	—	—
Net earnings attributable to common stockholders	$2,554	$2,025	$868
Net Earnings Per Share Attributable to Common Stockholders:
Basic	$1.95	$1.56	$0.67
Diluted	$1.93	$1.54	$0.66

Weighted-average Shares Used to Compute Net Earnings Per Share:
Basic	1,309	1,299	1,303
Diluted	1,337	1,316	1,322

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
Net earnings attributable to HPE	$2,579	$2,025	$868
Other Comprehensive Income (Loss) Before Taxes
Change in Net Unrealized Gains (Losses) on Available-for-sale Securities:
Net unrealized gains (losses) arising during the period	8	1	(16)
	8	1	(16)
Change in Net Unrealized (Losses) Gains on Cash Flow Hedges:
Net unrealized (losses) gains arising during the period	(115)	(177)	1,025
Net losses (gains) reclassified into earnings	16	116	(978)
	(99)	(61)	47
Change in Unrealized Components of Defined Benefit Plans:
Net unrealized gains (losses) arising during the period	34	(99)	(315)
Amortization of net actuarial loss and prior service benefit	136	144	155
Curtailments, settlements and other	2	3	5
	172	48	(155)
Change in Cumulative Translation Adjustment:
Net losses arising during the period	(23)	(32)	(146)
Net loss reclassified into earnings	32	—	—
	9	(32)	(146)
Other Comprehensive Income (Loss) Before Taxes	90	(44)	(270)
Benefit for Taxes	17	58	87
Other Comprehensive Income (Loss), Net of Taxes	107	14	(183)
Comprehensive Income	$2,686	$2,039	$685

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	As of October 31
	2024	2023
	In millions, except par value and shares
ASSETS
Current Assets:
Cash and cash equivalents	$14,846	$4,270
Accounts receivable, net of allowances	3,550	3,481
Financing receivables, net of allowances	3,870	3,543
Inventory	7,810	4,607
Assets held for sale	1	—
Other current assets	3,380	3,047
Total current assets	33,457	18,948
Property, plant and equipment, net	5,664	5,989
Long-term financing receivables and other assets	12,616	11,377
Investments in equity interests	929	2,197
Goodwill	18,086	17,988
Intangible assets, net	510	654
Total assets	$71,262	$57,153
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and short-term borrowings	$4,742	$4,868
Accounts payable	11,064	7,136
Employee compensation and benefits	1,356	1,724
Taxes on earnings	284	155
Deferred revenue	3,904	3,658
Accrued restructuring	61	180
Liabilities held for sale	32	—
Other accrued liabilities	4,530	4,161
Total current liabilities	25,973	21,882
Long-term debt	13,504	7,487
Other non-current liabilities	6,905	6,546
Commitments and Contingencies
Stockholders' Equity
HPE stockholders' Equity:
7.625% Series C mandatory convertible preferred stock, $0.01 par value (30,000,000 issued and outstanding at October 31, 2024)	—	—
Common stock, $0.01 par value (9,600,000,000 shares authorized; 1,297,258,235 and 1,282,630,405 issued and outstanding at October 31, 2024 and October 31, 2023, respectively)	13	13
Additional paid-in capital	29,848	28,199
Accumulated deficit	(2,068)	(3,946)
Accumulated other comprehensive loss	(2,977)	(3,084)
Total HPE stockholders' equity	24,816	21,182
Non-controlling interests	64	56
Total stockholders' equity	24,880	21,238
Total liabilities and stockholders' equity	$71,262	$57,153
The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
Cash Flows from Operating Activities:
Net earnings attributable to HPE	$2,579	$2,025	$868
Adjustments to Reconcile Net Earnings Attributable to HPE to Net Cash Provided by Operating Activities:
Depreciation and amortization	2,564	2,616	2,480
Impairment of goodwill	—	—	905
Stock-based compensation expense	430	428	391
Provision for inventory and credit losses	175	230	262
Restructuring charges	33	242	214
Deferred taxes on earnings	(64)	(67)	(249)
Earnings from equity interests	(147)	(245)	(215)
Gain on sale of equity interest	(733)	—	—
Dividends received from equity investees	43	200	197
Other, net	149	31	310
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Accounts receivable	(83)	577	(186)
Financing receivables	(909)	(607)	694
Inventory	(3,358)	400	(713)
Accounts payable	3,927	(1,655)	1,707
Taxes on earnings	190	(34)	150
Restructuring	(164)	(275)	(334)
Other assets and liabilities	(291)	562	(1,888)
Net cash provided by operating activities	4,341	4,428	4,593
Cash Flows from Investing Activities:
Investment in property, plant and equipment and software assets	(2,367)	(2,828)	(3,122)
Proceeds from sale of property, plant and equipment	370	602	602
Purchases of investments	(16)	(15)	(55)
Proceeds from maturities and sales of investments	2,149	9	262
Financial collateral posted	(1,020)	(1,443)	(148)
Financial collateral received	978	1,152	374
Payments made in connection with business acquisitions, net of cash acquired	(147)	(761)	—
Net cash used in investing activities	(53)	(3,284)	(2,087)
Cash Flows from Financing Activities:
Short-term borrowings with original maturities less than 90 days, net	(31)	(47)	100
Proceeds from debt, net of issuance costs	11,245	4,725	3,296
Payment of debt	(5,475)	(4,887)	(3,992)
Cash settlement for derivative hedging debt	—	(7)	(8)
Net payments related to stock-based award activities	(84)	(106)	(53)
Proceeds from issuance of 7.625% Series C mandatory convertible preferred stock, net of issuance costs	1,462	—	—
Repurchase of common stock	(150)	(421)	(512)
Cash dividends paid to non-controlling interests, net of contributions	(8)	—	(6)
Cash dividends paid to shareholders	(676)	(619)	(621)
Net cash provided by (used in) financing activities	6,283	(1,362)	(1,796)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(47)	36	(279)
Change in cash, cash equivalents and restricted cash	10,524	(182)	431
Cash, cash equivalents and restricted cash at beginning of period	4,581	4,763	4,332
Cash, cash equivalents and restricted cash at end of period	$15,105	$4,581	$4,763
Supplemental Cash Flow Disclosures:
Income taxes paid, net of refunds	$248	$307	$107
Interest expense paid	$772	$677	$453
The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Stock		Preferred Stock
In millions, except number of shares in thousands	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
Balance at October 31, 2021	1,294,634	$13	—	$28,470	$(5,597)	$(2,915)	$19,971	$46	$20,017
Net earnings attributable to HPE					868		868	5	873
Other comprehensive loss						(183)	(183)	—	(183)
Comprehensive income							685	5	690
Stock-based compensation expense				391			391		391
Tax withholding related to vesting of employee stock plans				(111)			(111)		(111)
Issuance of common stock in connection with employee stock plans and other	21,346			54			54	2	56
Repurchases of common stock	(34,943)			(505)			(505)		(505)
Cash dividends declared ($0.48 per common share)					(621)		(621)	(8)	(629)
Balance at October 31, 2022	1,281,037	$13	—	$28,299	$(5,350)	$(3,098)	$19,864	$45	$19,909
Net earnings attributable to HPE					2,025		2,025	11	2,036
Other comprehensive income						14	14	—	14
Comprehensive income							2,039	11	2,050
Stock-based compensation expense				428			428		428
Tax withholding related to vesting of employee stock plans				(165)			(165)		(165)
Issuance of common stock in connection with employee stock plans and other	28,684			56	(2)		54		54
Repurchases of common stock	(27,091)			(419)			(419)		(419)
Cash dividends declared ($0.48 per common share)					(619)		(619)		(619)
Balance at October 31, 2023	1,282,630	$13	—	$28,199	$(3,946)	$(3,084)	$21,182	$56	$21,238

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

	Common Stock		Preferred Stock
In millions, except number of shares in thousands	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
Balance at October 31, 2023	1,282,630	$13	—	$28,199	$(3,946)	$(3,084)	$21,182	$56	$21,238
Net earnings attributable to HPE					2,579		2,579	16	2,595
Other comprehensive income						107	107	—	107
Comprehensive income							2,686	16	2,702
Stock-based compensation expense				430			430		430
Tax withholding related to vesting of employee stock plans				(145)			(145)		(145)
Equity issued in connection with the 7.625% Series C mandatory convertible preferred stock			30,000	1,462			1,462		1,462
Issuance of common stock in connection with employee stock plans and other	22,385			52	—		52		52
Repurchases of common stock	(7,757)			(150)			(150)		(150)
Dividend on preferred stock accrued / declared ($0.83 per preferred share)					(25)		(25)		(25)
Cash dividends declared ($0.52 per common share)					(676)		(676)	(8)	(684)
Balance at October 31, 2024	1,297,258	$13	30,000	$29,848	$(2,068)	$(2,977)	$24,816	$64	$24,880
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
Segment Realignment
Effective as of the beginning of fiscal 2024, in order to align the segment financial reporting more closely with its business structure, the Company established two new reportable segments, Hybrid Cloud and Server. Hybrid Cloud includes the historical Storage segment, HPE GreenLake Flex Solutions (which provides flexible as-a-service (“aaS”) IT infrastructure through the HPE GreenLake cloud and was previously reported under the Compute and the High Performance Computing & Artificial Intelligence (“HPC & AI”) segments), Private Cloud, and Software (previously reported under the Corporate Investments and Other segment). The Server segment combines the previously separately reported Compute and HPC & AI segments, with adjustments for certain product lines that are now reported in Hybrid Cloud. Additionally, certain products and services previously reported in the financial results for the HPC & AI segment were moved to be reported in the Hybrid Cloud segment, and the Athonet business and certain components of the Communications and Media Solutions (“CMS”) business, both previously reported in the financial results for Corporate Investments and Other, moved to be reported in the Intelligent Edge segment.
As a result, the Company’s organizational structure for fiscal 2024 consisted of the following segments: (i) Server; (ii) Hybrid Cloud; (iii) Intelligent Edge; (iv) Financial Services; and (v) Corporate Investments and Other. The Company began reporting under this re-aligned segment structure beginning with the results of the first quarter of fiscal 2024 included in the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2024. These changes had no impact on Hewlett Packard Enterprise’s previously reported consolidated net revenue, net earnings, net earnings per share (“EPS”) or total assets.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Russia/Ukraine Conflict
In response to the conflict between Russia and Ukraine and the related sanctions imposed by the U.S., European Union and other countries, the Company determined that it was no longer tenable to maintain its operations in Russia and Belarus and has been proceeding with an orderly, managed exit of its remaining business in these countries. During fiscal 2022, the Company recorded total pre-tax charges of $161 million primarily related to expected credit losses of financing and trade receivables, employee severance and abandoned assets, $99 million of which was included in Financing cost, $12 million in Cost of services and $50 million in Disaster charges in the Consolidated Statements of Earnings.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Transfer of control occurs once the customer has the contractual right to use the product, generally upon delivery once title and risk of loss has transferred to the customer. Transfer of control can also occur over time for maintenance and services as the customer receives the benefit over the contract term. The Company's hardware and perpetual software licenses are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses include multiple performance obligations where the term licenses are recognized upfront upon transfer of control, with the associated software maintenance revenue recognized ratably over the contract term as services and software updates are provided. SaaS arrangements have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services. On its product sales, the Company records consideration from shipping and handling on a gross basis within net product sales. Revenue is recorded net of any associated sales taxes.
The Company allocates the transaction price for the contract among the performance obligations on a relative standalone selling price basis (“SSP”). For products and services sold as a bundle, the SSP is generally not directly observable and requires the Company to estimate SSP based on management judgment by considering available data such as internal margin objectives, pricing strategies, market/competitive conditions, historical profitability data, as well as other observable inputs. For certain products and services, the Company establishes SSP based on the observable price when sold separately in similar circumstances to similar customers. The Company establishes SSP ranges for its products and services and reassesses them periodically.
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
Contract liabilities
A contract liability is an obligation to transfer products or services to a customer for which the Company has received consideration, or the amount is due, from the customer. The Company's contract liabilities primarily consist of deferred revenue and customer deposits. Deferred revenue is recorded when amounts invoiced to customers are in excess of revenue that can be recognized because performance obligations have not been satisfied and control of the promised products or services has not transferred to the customer. Deferred revenue largely represents amounts invoiced in advance for product (hardware/software) support contracts, consulting projects and product sales where revenue cannot be recognized yet. Customer deposits largely represent payments received from customers in advance of the Company’s completion of its contractual obligations. As customer acceptance milestones are met, the Company will recognize revenue and reduce the amount of contract liabilities.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
The following table provides the impact changes in the weighted-average assumptions of discount rates, the expected increase in compensation levels and the expected long-term return on plan assets would have had on the net periodic benefit cost for fiscal 2024:

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
Advertising
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Advertising expense totaled approximately $117 million, $173 million, and $179 million in fiscal 2024, 2023, and 2022, respectively.

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
Allowance for Doubtful Accounts
Accounts Receivable
The allowance for expected credit losses related to accounts receivable is comprised of a general reserve and a specific reserve. The Company may record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. If there are additional changes in circumstances related to the specific customer, the Company further adjusts estimates of the recoverability of receivables. The Company maintains an allowance for credit losses for all other customers based on a variety of factors, including the financial condition of customers and the length of time receivables are past due. These qualitative factors are subjective and require a degree of management judgment. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. The Company establishes an allowance for expected credit losses related to accounts receivable, including unbilled receivables.

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
Credit risk with respect to accounts receivable from trade customers and financing receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of the financial condition of its customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of October 31, 2024 and 2023 no single customer accounted for more than 10% of the Company's receivable from trade customers and financing receivables.
Restricted Cash
Restricted cash is included within Other current assets in the accompanying Consolidated Balance Sheets and is primarily related to cash received under the Company's collateral securities agreements for its derivative instruments and cash restricted under the fixed-term securitization program for the issuance of asset-backed debt securities.
Inventory
The Company values inventory at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. At each reporting period, the Company assesses the value of its inventory

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
and writes down the cost of inventory to its net realizable value if required, for estimated excess or obsolescence. Factors influencing these adjustments include changes in future demand forecasts, market conditions, technological changes, product life-cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If in any period the Company anticipates a change in those factors to be less favorable than its previous estimates, additional inventory write-downs may be required and could materially impact gross margin. The write down for excess or obsolescence is charged to the provision of inventory, which is a component of Cost of Products and Cost of Services in the Consolidated Statements of Earnings. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
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
Business Combinations
The Company includes the results of operations of acquired businesses in the Company's consolidated results prospectively from the date of acquisition. The Company allocates the fair value of purchase consideration to the assets acquired including in-process research and development (“IPR&D”), liabilities assumed, and non-controlling interests in the acquired entity based on their fair values at the acquisition date. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and the Company and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.
Goodwill
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. In evaluating goodwill for impairment, the Company has the option to first perform a qualitative test to determine whether further impairment testing is necessary or to perform a qualitative assessment by comparing the fair value of the reporting unit to its carrying amount. Under the qualitative assessment, the Company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors include, but are not limited to, the macroeconomic and industry environment as well as Company-specific factors. The Company elects to perform a quantitative test for all of its reporting units as part of its annual goodwill impairment assessment in the fourth quarter of each fiscal year.
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
Software development costs related to the development of new product offerings are capitalized subsequent to the establishment of technological feasibility, which is demonstrated by the completion of a detail program design or working model. Software development costs are included in Intangible assets, net in the Consolidated Balance Sheets. The Company amortizes capitalized costs on a straight-line basis over the estimated useful life of products, which is generally three years.
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
Contingencies
The Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company records a liability for contingencies when it believes it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not record gain contingencies until realized. See Note 17, “Litigation, Contingencies, and Commitments,” for a full description of the Company's contingencies.
Warranties
The Company accrues the estimated cost of product warranties at the time of recognizing revenue. The Company's standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. The estimated warranty obligation is based on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of the Company's baseline experience. Warranty terms generally range from one to five years for parts and labor, depending upon the product. For certain networking products, the Company offers a lifetime warranty. Over the last three fiscal years, the annual warranty expense has averaged approximately 1.1% of annual net product revenue. Refer to Note 7, “Balance Sheet Details,” for additional information.
Recently Enacted Accounting Pronouncements
In November 2024, the FASB issued guidance to provide disaggregated expense disclosures in the Consolidated Financial Statements. The Company is required to adopt the guidance for its annual period ending October 31, 2028 and all interim periods thereafter, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.
In December 2023, the FASB issued guidance to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company is required to adopt the guidance in the first quarter of fiscal 2026, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.
In November 2023, the FASB issued guidance to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company will adopt this guidance for its annual period ending October 31, 2025 and all interim periods thereafter. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information
Hewlett Packard Enterprise's operations are organized into five segments for financial reporting purposes: Server, Hybrid Cloud, Intelligent Edge, Financial Services (“FS”), and Corporate Investments and Other. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer, uses to evaluate, view and run the Company's business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The five segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results. A summary of the types of products and services within each segment is as follows:
Server consists of general-purpose servers for multi-workload computing and workload-optimized servers to deliver the best performance and value for demanding applications, and integrated systems comprised of software and hardware designed to address High-Performance Computing and Supercomputing (including exascale applications), Artificial Intelligence (“AI”), Data Analytics, and Transaction Processing workloads for government and commercial customers globally. This portfolio of products includes the secure and versatile HPE ProLiant Rack and Tower servers; HPE Synergy, a composable infrastructure for traditional and cloud-native applications; HPE Scale Up Servers product lines for critical applications, including large enterprise software applications and data analytics platforms; HPE Edgeline servers; HPE Cray EX; HPE Cray XD (formerly known as HPE Apollo); and HPE NonStop. Server offerings also include operational and support services sold with systems and as standalone services.
Hybrid Cloud offers a wide variety of cloud-native and hybrid solutions across storage, private cloud and the infrastructure SaaS space. Storage includes data storage and data management offerings with the HPE Alletra Storage portfolio; unstructured data solutions and analytics for AI; data protection and archiving; and storage networking. It also includes AIOps-driven intelligence with HPE InfoSight and HPE CloudPhysics. In private cloud, the HPE GreenLake offerings include new cloud-native offerings and capabilities for virtual machines, containers, and bare metal; a full suite of private cloud offerings that enable customers to self-manage or choose a fully managed experience; and a portfolio of world-class AI infrastructure delivered aaS. This segment also provides self-service private cloud on-demand with HPE GreenLake for Private Cloud Business Edition. Infrastructure software includes monitoring and observability for day two operations and beyond through the Company’s acquisition of OpsRamp and unified data access through HPE Ezmeral Data Fabric and analytics suite, which helps move and transform data for use in AI and other applications. Hybrid Cloud segment also includes data lifecycle management and protection through its suite of offerings, including Zerto Disaster Recovery.
Intelligent Edge offers wired and wireless local area networks, campus, branch, and data center switching, software-defined wide-area-networks, private and public cellular network software, network security, and associated services that enable secure connectivity for businesses of any size. The HPE Aruba Networking product portfolio includes hardware products such as Wi-Fi access points, switches, and gateways. The HPE Aruba Networking software and services portfolio includes cloud-based management, network management, network access control, software-defined wide-area networking, network security, analytics and assurance, location services software, private and public cellular core software, and professional and support services, as well as aaS and consumption models through the HPE GreenLake cloud for the Intelligent Edge portfolio of products. Intelligent Edge offerings are consolidated in the edge service platform, which takes a cloud-native approach that provides customers with a unified framework to meet their connectivity, security, and financial needs across campus, branch, data center, and remote worker environments.
Financial Services provides flexible investment solutions, such as leasing, financing, IT consumption, utility programs, and asset management services for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software, and services from Hewlett Packard Enterprise and others. FS also supports financial solutions for on-premise flexible consumption models, such as the HPE GreenLake cloud.
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
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, impairment of goodwill, transformation costs, disaster recovery/charges, divestiture related exit costs, and acquisition, disposition and other related charges. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the CODM.
Segment Operating Results

	Server	Hybrid Cloud	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Fiscal 2024
Net revenue	$15,931	$5,172	$4,501	$3,509	$1,014	$30,127
Intersegment net revenue	274	214	31	3	—	522
Total segment net revenue	$16,205	$5,386	$4,532	$3,512	$1,014	$30,649
Segment earnings (loss) from operations	$1,818	$245	$1,115	$316	$(25)	$3,469
Fiscal 2023
Net revenue	$13,926	$5,396	$5,362	$3,466	$985	$29,135
Intersegment net revenue	435	97	17	14	—	563
Total segment net revenue	$14,361	$5,493	$5,379	$3,480	$985	$29,698
Segment earnings (loss) from operations	$1,830	$232	$1,343	$281	$(77)	$3,609
Fiscal 2022
Net revenue	$15,137	$5,173	$3,849	$3,326	$1,011	$28,496
Intersegment net revenue	335	60	8	13	1	417
Total segment net revenue	$15,472	$5,233	$3,857	$3,339	$1,012	$28,913
Segment earnings (loss) from operations	$1,958	$468	$542	$387	$(26)	$3,329

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The reconciliation of segment operating results to Consolidated Statement of Earnings results was as follows:

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
Net Revenue:
Total segments	$30,649	$29,698	$28,913
Elimination of intersegment net revenue	(522)	(563)	(417)
Total consolidated net revenue	$30,127	$29,135	$28,496
Earnings Before Taxes:
Total segment earnings from operations	$3,469	$3,609	$3,329
Unallocated corporate costs and eliminations	(301)	(464)	(303)
Stock-based compensation expense	(430)	(428)	(391)
Amortization of initial direct costs	—	—	(4)
Amortization of intangible assets	(267)	(288)	(293)
Impairment of goodwill	—	—	(905)
Transformation costs	(93)	(283)	(473)
Disaster recovery (charges)	51	12	(159)
Divestiture related exit costs	(35)	—	—
Acquisition, disposition and other related charges	(204)	(69)	(19)
Interest and other, net	(117)	(104)	(121)
Gain on sale of equity interest	733	—	—
Earnings from equity interests	147	245	215
Total earnings before provision for taxes	$2,953	$2,230	$876
Major Customers
The Company had two distributors which represented approximately 14% and 11% of the Company's total net revenue in fiscal 2024, primarily within the Intelligent Edge and Server segments. The Company had one customer, which is a distributor, that represented 11% of the Company's total net revenue in fiscal 2023, primarily within the Intelligent Edge and Server segments. No single customer represented 10% or more of the Company's total net revenue in fiscal year 2022.
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2024, 2023 and 2022, other than the U.S., no country represented more than 10% of the Company's net revenue.
Net revenue by geographic region was as follows:

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
Americas
U.S.	$10,890	$10,369	$9,425
Americas excluding U.S.	2,345	2,208	1,964
Total Americas	13,235	12,577	11,389
Europe, Middle East and Africa	10,189	10,151	10,292
Asia Pacific and Japan	6,703	6,407	6,815
Total consolidated net revenue	$30,127	$29,135	$28,496

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Property, plant and equipment, net by country in which the Company's operates was as follows:

	As of October 31
	2024	2023
	In millions
U.S.	$2,616	$2,803
Other countries	3,048	3,186
Total property, plant and equipment, net	$5,664	$5,989
Note 3: Transformation Programs
Transformation programs are comprised of the Cost Optimization and Prioritization Plan and the HPE Next Plan. During the third quarter of fiscal 2020, the Company launched the Cost Optimization and Prioritization Plan which focuses on realigning the workforce to areas of growth, a new hybrid workforce model called Edge-to-Office, real estate strategies and simplifying and evolving the Company’s product portfolio strategy. The transformation costs predominantly related to labor restructuring, non-labor restructuring, IT investments, design and execution charges and real estate initiatives. The primary elements of the Cost Optimization and Prioritization Plan were completed by the end of fiscal 2024.
During the third quarter of fiscal 2017, the Company launched the HPE Next Plan to put in place a purpose-built company designed to compete and win in the markets where it participates. Through this program, the Company is simplifying the operating model, and streamlining its offerings, business processes and business systems to improve its strategy execution. The primary elements of the HPE Next Plan were completed by the end of fiscal 2024.
Cost Optimization and Prioritization Plan
The components of the transformation costs relating to the Cost Optimization and Prioritization Plan were as follows:

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
Program management	$2	$9	$27
IT costs	13	26	26
Restructuring charges	32	226	201
Total	$47	$261	$254
HPE Next Plan
The components of transformation costs relating to HPE Next Plan were as follows:

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
Program management	$1	$—	$7
IT costs	47	91	184
Restructuring charges	1	16	13
Gains on real estate sales	—	(85)	(8)
Impairment on real estate assets	—	—	11
Other	—	3	13
Total	$49	$25	$220
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
Restructuring activities related to the Company's employees and infrastructure under the Cost Optimization and Prioritization Plan and HPE Next Plan are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Employee Severance	Infrastructure and other
	In millions
Liability as of October 31, 2023	$152	$127	$6	$27
Charges	30	2	—	1
Cash payments	(113)	(38)	(5)	(7)
Non-cash items	(2)	3	(1)	2
Liability as of October 31, 2024	$67	$94	$—	$23
Total costs incurred to date as of October 31, 2024	$823	$563	$1,267	$271
Total expected costs to be incurred as of October 31, 2024	$823	$563	$1,267	$271
The current restructuring liability related to the transformation programs, reported in the Consolidated Balance Sheets as of October 31, 2024 and 2023, was $61 million and $180 million, respectively, in Accrued restructuring, and $17 million and $22 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Consolidated Balance Sheets as of October 31, 2024 and 2023 was $106 million and $110 million, respectively.
Note 4: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
The Company sponsors defined benefit pension plans worldwide, the most significant of which are the United Kingdom (“UK”) and Germany plans. The pension plan in the UK is closed to new entrants, and the plan was frozen October 31, 2024. This plan provides benefits based on final pay and years of service and generally requires contributions from members. The German pension program that is open to new hires consists of cash balance plans that provide employer credits as a percentage of pay, certain employee pay deferrals and employer matching contributions. There also are previously closed German pension programs that include cash balance and final average pay plans. These previously closed pension programs comprise the majority of the pension obligations in Germany.
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
Defined Contribution Plans
The Company offers various defined contribution plans for U.S. and non-U.S. employees. The Company’s defined contribution expense was approximately $206 million in fiscal 2024 and 2023, and $196 million in fiscal 2022. U.S. employees are automatically enrolled in the Hewlett Packard Enterprise Company 401(k) Plan (“HPE 401(k) Plan”), when they meet eligibility requirements, unless they decline participation. The HPE 401(k) Plan’s quarterly employer matching contributions are 100% of an employee’s contributions, up to a maximum of 4% of eligible compensation.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Pension Benefit Expense
The Company's net pension and post-retirement benefit costs that were directly attributable to the eligible employees, retirees and other former employees of Hewlett Packard Enterprise and recognized in the Consolidated Statements of Earnings for fiscal 2024, 2023 and 2022 are presented in the table below.

	For the fiscal years ended October 31,
	2024	2023	2022	2024	2023	2022
	Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$49	$53	$78	$1	$1	$1
Interest cost(1)	408	386	154	9	8	4
Expected return on plan assets(1)	(550)	(539)	(450)	(4)	(2)	(2)
Amortization and Deferrals(1):
Actuarial loss (gain)	148	160	167	(4)	(6)	(2)
Prior service benefit	(8)	(10)	(10)	—	—	—
Net periodic benefit cost (credit)	47	50	(61)	2	1	1
Settlement loss and special termination benefits(1)	4	6	5	—	—	—
Total net benefit cost (credit)	$51	$56	$(56)	$2	$1	$1

(1)These non-service components were included in Interest and other, net in the Consolidated Statements of Earnings.
The weighted-average assumptions used to calculate the net benefit cost (credit) in the table above for fiscal 2024, 2023 and 2022 were as follows:

	For the fiscal years ended October 31,
	2024	2023	2022	2024	2023	2022
	Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate used to determine benefit obligation	4.4%	3.9%	1.3%	6.5%	6.0%	3.0%
Discount rate used to determine service cost	4.7%	4.2%	1.7%	6.1%	5.7%	2.7%
Discount rate used to determine interest cost	4.4%	3.9%	1.1%	6.4%	5.9%	2.6%
Expected increase in compensation levels	2.9%	3.0%	2.6%	—	—	—
Expected long-term return on plan assets	5.5%	5.1%	3.2%	5.3%	4.3%	3.3%
Interest crediting rate(1)	2.4%	2.4%	2.5%	5.3%	4.3%	2.7%

(1)The average assumed interest credited for HPE's cash balance plans and post-retirement plans, as applicable.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Funded Status
The funded status of the plans was as follows:

	As of October 31,
	2024	2023	2024	2023
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$9,879	$9,915	$68	$60
Reimbursement of benefit payments(1)	(90)	(82)	—	—
Actual return on plan assets	1,207	(315)	5	4
Employer contributions	172	179	4	6
Participant contributions	26	24	6	7
Benefits paid	(509)	(449)	(7)	(9)
Settlement	(18)	(29)	—	—
Currency impact	340	636	—	—
Fair value—end of year	$11,007	$9,879	$76	$68
Change in benefit obligation:
Projected benefit obligation—beginning of year	$9,362	$9,517	$148	$138
Addition/deletion of plans(2)	—	1	—	—
Service cost	49	53	1	1
Interest cost	408	386	9	8
Participant contributions	26	24	6	7
Actuarial loss (gain)	613	(756)	7	3
Benefits paid	(509)	(449)	(7)	(9)
Plan amendments	4	—	—	—
Settlement	(18)	(29)	—	—
Special termination benefits	2	2	—	—
Currency impact	319	613	(2)	—
Projected benefit obligation—end of year(3)	$10,256	$9,362	$162	$148
Funded status at end of year	$751	$517	$(86)	$(80)
Accumulated benefit obligation	$10,130	$9,233	$—	$—

(1)For benefit payments reimbursed to HPE from the German Contractual Trust Arrangements.
(2)Includes the addition/deletion of plans resulting from acquisitions.
(3)HPE divested $13 million in projected benefit obligation and $7 million in assets due to the Communications Technology Group (“CTG”) divestiture that occurred on December 1, 2024.
For the year ended October 31, 2024, the benefit obligation increased from $9.4 billion to $10.3 billion primarily due to the effects of decreasing discount rates. The increase was partially offset by benefits paid which reduced benefit obligations. Pension assets increased from $9.9 billion to $11.0 billion as assets performed better than expected. The increase was partially offset by benefits paid from plan assets.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The weighted-average assumptions used to calculate the projected benefit obligations were as follows:

	As of October 31,
	2024	2023	2024	2023
	Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	3.8%	4.4%	5.6%	6.5%
Expected increase in compensation levels	2.6%	2.9%	—	—
Interest crediting rate	2.5%	2.4%	4.8%	5.3%
The net amounts recognized for defined benefit and post-retirement benefit plans in the Company's Consolidated Balance Sheets were as follows:

	As of October 31,
	2024	2023	2024	2023
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Non-current assets	$1,555	$1,313	$—	$—
Current liabilities	(52)	(51)	(6)	(8)
Non-current liabilities	(752)	(745)	(80)	(72)
Funded status at end of year	$751	$517	$(86)	$(80)
The following table summarizes the pre-tax net actuarial loss and prior service benefit recognized in accumulated other comprehensive loss for the defined benefit plans, activity for the post-retirement benefit plans were immaterial:

As of October 31, 2024
Defined Benefit Plans
In millions
Net actuarial loss	$2,478
Prior service benefit	14
Total recognized in accumulated other comprehensive loss	$2,492
Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2024	2023
	In millions
Aggregate fair value of plan assets	$506	$1,969
Aggregate projected benefit obligation	$1,212	$2,765
Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2024	2023
	In millions
Aggregate fair value of plan assets	$2,274	$1,969
Aggregate accumulated benefit obligation	$3,076	$2,675
Fair Value of Plan Assets
The Company pays the U.S. defined benefit plan obligations when they come due since these plans are unfunded. The table below sets forth the fair value of non-U.S. defined benefit plan assets by asset category within the fair value hierarchy as of October 31, 2024 and 2023.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31, 2024				As of October 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity Securities
U.S.	$654	$60	$—	$714	$543	$12	$—	$555
Non-U.S.	125	190	—	315	110	212	—	322
Debt securities
Corporate	—	1,526	—	1,526	—	1,277	—	1,277
Government(1)	—	4,768	—	4,768	—	3,883	—	3,883
Other(2)	—	465	745	1,210	—	661	799	1,460
Alternative investments
Private Equity(3)	—	6	276	282	—	5	41	46
Hybrids(4)	—	365	197	562	—	358	177	535
Hybrids at NAV(5)				307				358
Common Contractual Funds at NAV(6)
Equities at NAV				1,053				988
Fixed Income at NAV				508				471
Emerging Markets at NAV				275				284
Alternative investments at NAV				1				1
Real Estate Funds(7)	3	303	264	570	20	327	237	584
Insurance Group Annuity Contracts	—	93	21	114	—	88	20	108
Cash and Cash Equivalents	157	194	—	351	222	93	—	315
Other(8)	9	154	—	163	17	23	—	40
Obligation to return cash received from repurchase agreements(1)	—	(1,712)	—	(1,712)	—	(1,348)	—	(1,348)
Total	$948	$6,412	$1,503	$11,007	$912	$5,591	$1,274	$9,879

(1)Repurchase agreements, primarily in the UK, represent the plans’ short-term borrowing to hedge against interest rate and inflation risks. Investments in approximately $2.0 billion and $2.3 billion of government bonds collateralize this short-term borrowing at October 31, 2024 and 2023, respectively. The plans have an obligation to return the cash after the term of the agreements. Due to the short-term nature of the agreements, the outstanding balance of the obligation approximates fair value.
(2)Includes funds that invest primarily in asset-backed securities, mortgage-backed securities, collateralized loan obligations, and/or private debt investments. Primary valuation techniques for level 3 investments include discounted cash flows and broker quotes and/or third-party pricing services. Significant unobservable inputs include yields which are determined by considering the market yield of comparable public debt instruments adjusted for estimated losses to reflect where the expected recovery rate would be less than 100%, discount rates, and internal rate of return (IRR). The yields ranged from 6% to 21%, with the weighted average around 10%. In the prior year, the yields ranged from 6% to 22%, with the weighted average around 10%. The discount rates ranged from 3% to 5%, with the weighted average around 4%. In the prior year, the discount rates ranged from 4% to 5%, with the weighted average around 4%. The IRR ranged from 1% to 38%, with the main weighted average around 9%. In the prior year, the IRR ranged from 5% to 21%, with the main weighted average around 10%. Generally, an increase in yield and discounted rates may result in a decrease in the fair value of certain investments.
(3)Includes funds, primarily in the UK, held in non-marketable, limited partnership interests which invest in a broad range of infrastructure and infrastructure-related assets. Primary valuation techniques for level 3 investments include the market, income or cost approach. Significant unobservable inputs include discount rate and EV/EBITDA multiples. Discount rates ranged from 8% to 13%, with the weighted average around 10%. The EV/EBITDA multiples ranged from 6.5x to 37.9x, with the weighted average ranging from 9.2x to 36.3x. Generally, an increase in discount rates may result in a decrease in the fair value of certain investments. The EV/EBITDA ratio generally indicates the number of times investors are willing to pay for a company's EBITDA valuation.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(4)Includes funds, primarily in the UK, that invest in both private and public equities, as well as emerging markets across all sectors. The funds also hold fixed income and derivative instruments to hedge interest rate and inflation risk. In addition, the funds include units in transferable securities, collective investment schemes, money market funds, asset-backed income, cash, and deposits. Primary valuation techniques for level 3 investments include discounted cash flows and book value or net asset value. Significant unobservable inputs include discount rates. The discount rates ranged from 3% to 38%, with the weighted average around 17%. In the prior year, the discount rates ranged from 3% to 28%, with the weighted average around 14%. Generally, an increase in discount rates may result in a decrease in the fair value of certain investments.
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
(6)Common Contractual Funds are investment arrangements in which institutional investors pool their assets. Units may be acquired in four different sub-funds focused on equities, fixed income, alternative investments, and emerging markets. Each sub-fund is invested in accordance with the fund's investment objective and units are issued in relation to each sub-fund. While the sub-funds are not publicly traded, the custodian strikes a net asset value either once or twice a month, depending on the sub-fund. There are no redemption restrictions or future commitments on these investments.
(7)Includes funds, primarily in Germany, that invest in a diversified portfolio of European real estate assets exposed to logistics real estate properties, food retailing properties, residential and commercial properties, and properties under development. Primary valuation techniques for level 3 investments include the income capitalization approach and cost approach. Significant unobservable inputs include rental yield and IRR. The rental yield rates ranged from 4% to 7%, with the weighted average around 5%. In the prior year, the rental yield rates ranged from 4% to 6%, with the weighted average around 4%. The IRR ranged from 0% to 4%, with the main weighted average around 1%. In the prior year, the IRR ranged from 5% to 8%, with the main weighted average around 7%. Generally, an increase in rental yield rates may result in a decrease in the fair value of certain investments. A higher IRR generally signifies a greater fair value as it implies a greater potential rate of return over the life of an investment.
(8)Includes life insurance investment policies, unsettled transactions, and derivative instruments. As of October 31, 2024, the derivative instruments include synthetic equity swaps held by the UK plans with equity exposure of $396 million.
As of October 31, 2024 post-retirement benefit plan assets of $76 million were invested in publicly traded registered investment entities of which $61 million are classified within Level 1 and $15 million within Level 2 of the fair value hierarchy. As of October 31, 2023 post-retirement benefit plan assets of $68 million were invested in publicly traded registered investment entities of which $55 million are classified within Level 1 and $13 million within Level 2 of the fair value hierarchy.
Changes in fair value measurements of Level 3 investments for the non-U.S. defined benefit plans were as follows:

	For the fiscal year ended October 31, 2024
		Alternative Investments
	Debt-Other	Private Equity	Hybrids	Real Estate Funds	Insurance Group Annuities	Total
		In millions
Balance at beginning of year	$799	$41	$177	$237	$20	$1,274
Actual return on plan assets:
Relating to assets held at the reporting date	27	(3)	6	(14)	1	17
Relating to assets sold during the period	—	4	—	(1)	—	3
Purchases, sales, and settlements	(81)	234	14	42	—	209
Balance at end of year	$745	$276	$197	$264	$21	$1,503

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
Plan Asset Allocations
The weighted-average target and actual asset allocations across the benefit plans at the respective measurement dates for the non-U.S. defined benefit plans were as follows:

	Defined Benefit Plans
		Plan Assets
	2024 Target Allocation	2024	2023
Public equity securities		21.4%	21.8%
Private/hybrid equity securities		10.5%	9.5%
Real estate and other(1)		6.7%	6.3%
Equity-related investments(1)	41.7%	38.6%	37.6%
Debt securities	57.3%	58.2%	59.2%
Cash and cash equivalents	1.0%	3.2%	3.2%
Total	100.0%	100.0%	100.0%

(1)     Included in Real estate and other investments are synthetic equity swaps with equity exposure of $396 million, which is held in the UK plans as of October 31, 2024.
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
Employer Contributions and Funding Policy
During fiscal 2024, the Company contributed approximately $172 million to its non-U.S. pension plans and paid $4 million to cover benefit claims under the Company’s post-retirement benefit plans.
During fiscal 2025, the Company expects to contribute approximately $189 million to its non-U.S. pension plans and an additional $1 million to cover benefit payments to U.S. non-qualified plan participants. In addition, the Company expects to pay approximately $6 million to cover benefit claims for its post-retirement benefit plans. The Company's policy is to fund its pension plans so that it makes at least the minimum contribution required by various authorities including local government and taxing authorities.
Estimated Future Benefits Payments
As of October 31, 2024, estimated future benefits payments for the Company's retirement plans were as follows:

Fiscal year	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2025	$609	$10
2026	554	11
2027	568	11
2028	592	12
2029	609	13
Next five fiscal years to October 31, 2034	$3,114	$72
Note 5: Stock-Based Compensation
On April 14, 2021 (the “Approval Date”), shareholders of the Company approved the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan (the “2021 Plan”) that replaced the Company’s 2015 Stock Incentive Plan (the “2015 Plan”). The 2021 Plan provides for the grant of various types of awards including restricted stock awards, stock options and performance-based awards. These awards generally vest over 3 years from the grant date. The maximum number of shares as of the Approval Date that may be delivered to the participants under the 2021 Plan shall not exceed 7 million shares, plus 35.8 million shares that were available for grant under the 2015 Plan and any awards granted under the 2015 Plan prior to the

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Approval Date that were cash-settled, forfeited, terminated, or lapsed after the Approval Date. On April 5, 2022, April 5, 2023 and April 10, 2024, shareholders of the Company approved amendments to the 2021 Plan thereby increasing the overall number of shares available for issuance by 15 million shares, 18 million shares, and 22 million shares, respectively. As of October 31, 2024, the Company had remaining authorization of 38.5 million shares under the 2021 Plan.
Stock-Based Compensation Expense
Stock-based compensation expense and the resulting tax benefits were as follows:

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
Stock-based compensation expense	$430	$428	$391
Income tax benefit	(96)	(92)	(75)
Stock-based compensation expense, net of tax	$334	$336	$316
Stock-based compensation expense as presented in the table above is recorded within the following cost and expense lines in the Consolidated Statements of Earnings.

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
Cost of sales	$49	$47	$46
Research and development	158	161	143
Selling, general and administrative	223	220	202
Stock-based compensation expense	$430	$428	$391
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table summarizes restricted stock unit activity for the year ended October 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of year	54,389	$15
Granted and replacement awards for acquisitions	29,930	16
Vested	(25,245)	15
Forfeited/canceled	(3,461)	16
Outstanding at end of year	55,613	$16
The total grant date fair value of restricted stock awards vested for Company employees in fiscal 2024, 2023, and 2022 was $348 million, $319 million and $262 million, respectively. As of October 31, 2024, there was $342 million of unrecognized pre-tax stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over the remaining weighted-average vesting period of 1.3 years.
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
Stock Options
Stock options granted under the Plan are generally non-qualified stock options, but the Plan permits some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the closing price of the Company's common stock on the option grant date. The majority of the stock options issued by the Company contain only service vesting conditions. The Company has also issued performance-contingent stock options that vest only on the satisfaction of both service and market conditions. The Company did not issue stock options in fiscal 2024, 2023, and 2022. The expenses associated with stock options were not material for any of the periods presented.
The Company utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. The Company estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model, as these awards contain market conditions.
Note 6: Taxes on Earnings
Provision for Taxes
The domestic and foreign components of Net earnings (loss) from operations before taxes were as follows:

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
U.S.	$765	$(1,105)	$(1,138)
Non-U.S.	2,188	3,335	2,014
	$2,953	$2,230	$876

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Provision for taxes on Net earnings from operations were as follows:

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
U.S. federal taxes:
Current	$8	$—	$12
Deferred	(120)	(88)	(98)
Non-U.S. taxes:
Current	415	256	288
Deferred	44	23	(143)
State taxes:
Current	15	16	(43)
Deferred	12	(2)	(8)
	$374	$205	$8
The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate were as follows:

	For the fiscal years ended October 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.4%	0.9%	2.8%
Lower rates in other jurisdictions, net	(1.3)%	(4.4)%	(0.9)%
Valuation allowance	(1.3)%	(2.8)%	(31.5)%
U.S. permanent differences	(4.0)%	(1.5)%	6.0%
U.S. R&D credit	(1.8)%	(2.1)%	(5.1)%
Uncertain tax positions	(0.3)%	(2.0)%	(15.6)%
Goodwill impairment	—%	—%	21.5%
Other, net	—%	0.1%	2.7%
	12.7%	9.2%	0.9%
The jurisdictions with favorable tax rates that had the most significant impact on the Company's effective tax rate in the periods presented include Puerto Rico and Singapore.
In fiscal 2024, the Company recorded $43 million of net income tax charges related to various items discrete to the year. These amounts primarily included $104 million of income tax charges resulting from the gain on the partial disposition of H3C Technologies Co., Limited (“H3C”), which included $215 million of U.S. and foreign income tax charges offset by $111 million of income tax benefit for the release of an uncertain tax benefit related to the prior divestiture, partially offset by $54 million of income tax benefits related to transformation costs, and acquisition, disposition and other related charges and $11 million of net excess tax benefits related to stock-based compensation.
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
As a result of certain employment actions and capital investments the Company has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates through 2039. The gross foreign income tax benefits attributable to these actions and investments were $356 million ($0.27 diluted net EPS) in fiscal 2024, $857 million ($0.65 diluted net EPS) in fiscal 2023, and $832 million ($0.63 diluted net EPS) in fiscal 2022. Refer to Note 16, “Net Earnings Per Share” for details on shares used to compute diluted net EPS.
Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	As of October 31,
	2024	2023	2022
	In millions
Balance at beginning of year	$672	$674	$2,131
Increases:
For current year's tax positions	60	67	81
For prior years' tax positions	116	20	41
Decreases:
For prior years' tax positions	(113)	(2)	(48)
Statute of limitations expiration	(4)	(4)	(12)
Settlements with taxing authorities	(7)	(83)	(1,491)
Settlements related to joint and several positions indemnified by HP Inc.	—	—	(28)
Balance at end of year	$724	$672	$674
Up to $344 million, $354 million and $386 million of the Company's unrecognized tax benefits at October 31, 2024, 2023 and 2022, respectively, would affect its effective tax rate if realized in their respective periods. During the first quarter of fiscal 2022, the Company effectively settled with the U.S. Internal Revenue Service (“IRS”) for fiscal 2016, primarily contributing to the reduction in the Company's unrecognized tax benefits of $1.5 billion, which was predominantly related to the timing of intercompany royalty revenue recognition which does not affect the Company’s effective tax rate.
The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Consolidated Statements of Earnings. The Company recognized $2 million of interest expense and $25 million and $55 million of interest income in fiscal 2024, 2023, and 2022, respectively. As of October 31, 2024 and 2023, the Company had accrued $58 million and $56 million, respectively, for interest and penalties in the Consolidated Balance Sheets.
The Company is subject to income tax in the U.S. and approximately 80 other countries and is subject to routine corporate income tax audits in many of these jurisdictions.
The Company engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. The Company is no longer subject to U.S. federal tax audits for years prior to 2017. The IRS is conducting audits of the Company's fiscal 2017 through 2022 U.S. federal income tax returns. During fiscal 2023, the IRS issued notices of proposed adjustments (“NOPAs”) for fiscal 2017, 2018, and 2019 relating to HPE’s intercompany transfer pricing. During the first quarter of fiscal 2024, the IRS issued a Revenue Agent Report (“RAR”) finalizing their position on the NOPAs for the same issues and same fiscal years. However, HPE disagreed with the IRS’ adjustments and believes the positions taken on its tax returns are more likely than not to prevail on technical merits, and has continued with settlement discussions with the IRS. During the third quarter of fiscal 2024, the Company submitted a formal settlement offer to the IRS to facilitate the closing of the audit and recorded increased reserves for unrecognized tax benefits of $122 million. The impact of the increase in reserves is almost entirely offset with a valuation allowance release, and the net impact to income tax expense for fiscal 2024 was not material. It is reasonably possible that the IRS audit for fiscal 2017 through 2019 may be concluded in the next 12 months, and it is reasonably possible that existing unrecognized tax benefits related to these years may be reduced by an amount up to $358 million within the next 12 months, the majority of which relates to adjustments to foreign tax credits that carry a full valuation

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
allowance or to the timing of intercompany royalty revenue recognition, neither of which affects the Company’s effective tax rate.
With respect to major state and foreign tax jurisdictions, the Company is no longer subject to tax authority examinations for years prior to 2005. However, it is reasonably possible that certain foreign tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions and other matters. The Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $6 million within the next 12 months.
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
The Company has not provided for U.S. federal and state income and foreign withholding taxes on $9.3 billion of undistributed earnings and basis differences from non-U.S. operations as of October 31, 2024 because the Company intends to reinvest such earnings indefinitely outside of the U.S. Determination of the amount of unrecognized deferred tax liability related to these earnings and basis differences is not practicable. The Company will remit non-indefinitely reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. state income and foreign withholding taxes have been provided where excess cash has accumulated and the Company determines that it is advantageous for business operations, tax or cash management reasons.
Deferred Income Taxes
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31,
	2024	2023
	In millions
Deferred tax assets:
Loss and credit carryforwards(1)	$5,692	$5,936
Inventory valuation	78	90
Intercompany prepayments	192	325
Warranty	45	49
Employee and retiree benefits	162	184
Restructuring	27	52
Deferred revenue	799	658
Intangible assets	251	107
Capitalized R&D	81	44
Lease liabilities	253	209
Other	262	196
Total deferred tax assets	7,842	7,850
Valuation allowance(1)	(5,204)	(5,428)
Total deferred tax assets net of valuation allowance	2,638	2,422
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(229)	(190)
ROU assets	(236)	(192)
Fixed assets	(150)	(102)
Total deferred tax liabilities	(615)	(484)
Net deferred tax assets and liabilities	$2,023	$1,938

(1)Fiscal 2023 amounts have been reclassified to conform to the current period presentation.
Deferred tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	As of October 31,
	2024	2023
	In millions
Deferred tax assets	$2,396	$2,264
Deferred tax liabilities	(373)	(326)
Deferred tax assets net of deferred tax liabilities	$2,023	$1,938
As of October 31, 2024, the Company had $269 million, $2.9 billion and $20.1 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in state and foreign net operating loss carryforwards will begin to expire in 2025; federal net operating losses can carry forward indefinitely. The Company has provided a valuation allowance of $145 million and $3.8 billion for deferred tax assets related to state and foreign net operating losses carryforwards, respectively. As of October 31, 2024, the Company also had $20 million, $81 million, and $91 million of federal, state, and foreign capital loss carryforwards, respectively. Amounts included in federal and state capital loss carryforwards will begin to expire in 2028; foreign capital losses can carry forward indefinitely. The Company has provided a valuation allowance of $5 million and $27 million for deferred tax assets related to state and foreign capital loss carryforwards, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of October 31, 2024, the Company had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$648	$(648)	2027
U.S. research and development and other credits	230	—	2029
Tax credits in state and foreign jurisdictions	197	(177)	2028
Balance at end of year	$1,075	$(825)
Total valuation allowances decreased by $224 million in fiscal 2024, primarily as a result of the utilization of certain non-U.S. loss carryforwards which had full valuation allowances, the impact on fully valued U.S. foreign tax credits as a result of the change in uncertain tax benefits, the recording of valuation allowances on certain non-U.S. tax credits, and the release of certain foreign valuation allowances.
Tax Matters Agreement and Other Income Tax Matters
In connection with the completed separations and mergers of the former Enterprise Services business with DXC Technology Company (“DXC”) (the “Everett Transaction” or “Everett”) and the Software Segment with Micro Focus International plc (“Micro Focus”) (the “Seattle Transaction” or “Seattle”), the Company entered into a DXC Tax Matters Agreement with DXC and a Micro Focus Tax Matters Agreement with Micro Focus, respectively. See Note 18, “Guarantees and Indemnifications,” for a description of the DXC Tax Matters Agreement and Micro Focus Tax Matters Agreement.
Note 7: Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash

	As of October 31,
	2024	2023
	In millions
Cash and cash equivalents	$14,846	$4,270
Restricted cash	259	311
Total	$15,105	$4,581
Accounts Receivable, Net

	As of October 31,
	2024	2023
	In millions
Accounts receivable	$3,236	$3,254
Unbilled receivable	324	264
Allowances	(10)	(37)
Total	$3,550	$3,481
The allowance for doubtful accounts related to accounts receivable and changes therein were as follows:

	As of October 31,
	2024	2023	2022
	In millions
Balance at beginning of year	$37	$25	$23
Provision for credit losses	41	29	25
Adjustments to existing allowances, including write offs	(68)	(17)	(23)
Balance at end of year	$10	$37	$25

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The Company recorded an obligation of $62 million, $80 million and $88 million in Notes payable and short-term borrowings in its Consolidated Balance Sheets as of October 31, 2024, 2023 and 2022, respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in Other accrued liabilities in the Consolidated Balance Sheets.
The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

	As of October 31,
	2024	2023	2022
	In millions
Balance at beginning of period(1)	$83	$163	$336
Trade receivables sold	3,098	4,097	4,130
Cash receipts	(3,190)	(4,185)	(4,292)
Foreign currency and other	9	8	(11)
Balance at end of period(1)	$—	$83	$163

(1)Beginning and ending balances represent amounts for trade receivables sold but not yet collected.
Inventory

	As of October 31,
	2024	2023
	In millions
Purchased parts and fabricated assemblies	$5,441	$2,940
Finished goods	2,369	1,667
Total	$7,810	$4,607
Property, Plant and Equipment, net

	As of October 31,
	2024	2023
	In millions
Land	$66	$66
Buildings and leasehold improvements	1,696	1,521
Machinery and equipment, including equipment held for lease	10,392	10,382
Gross property, plant and equipment	12,154	11,969
Accumulated depreciation	(6,490)	(5,980)
Property, plant and equipment, net(1)	$5,664	$5,989

(1)This balance includes $593 million and $606 million of internal use software, net as of October 31, 2024 and 2023, respectively.
Depreciation expense was $2.3 billion in fiscal 2024 and 2023, respectively, and $2.2 billion in 2022.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Long-Term Financing Receivables and Other Assets

	As of October 31,
	2024	2023
	In millions
Financing receivables, net	$5,583	$5,028
Deferred tax assets	2,396	2,264
Prepaid pension	1,555	1,313
ROU assets	1,408	980
Other	1,674	1,792
Total	$12,616	$11,377
Supplier Financing Arrangements
The Company enters into supplier financing arrangements with external financial institutions. Under these arrangements, suppliers can choose to settle outstanding payment obligations at a discount. The Company holds no economic interest in suppliers' participation, nor does it provide guarantees or pledge assets under these arrangements. Invoices are settled with the financial institutions based on the original supplier payment terms. These arrangements do not alter the Company's rights and obligations towards suppliers, including scheduled payment terms. Liabilities associated with the funded participation in these arrangements, are presented within Accounts Payable on the Consolidated Balance Sheets, amounted to $466 million, and $295 million as of October 31, 2024 and October 31, 2023, respectively.
Other Accrued Liabilities

	As of October 31,
	2024	2023
	In millions
Sales and marketing programs	$1,032	$1,070
Value-added and property taxes	922	786
Contract manufacturer liabilities	505	71
Customer deposits	289	392
Operating lease liabilities	261	194
Warranty	150	167
Collateral payable	90	207
Other	1,281	1,274
Total	$4,530	$4,161
Other Non-Current Liabilities

	As of October 31,
	2024	2023
	In millions
Deferred revenue	$3,578	$3,281
Operating lease liabilities	1,309	966
Pension, post-retirement, and post-employment	859	841
Deferred tax liabilities	373	326
Taxes on earnings	163	233
Other	623	899
Total	$6,905	$6,546

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Warranties
The Company's aggregate product warranty liabilities and changes therein were as follows:

	As of October 31,
	2024	2023	2022
	In millions
Balance at beginning of year	$318	$360	$327
Charges	173	184	238
Adjustments related to pre-existing warranties	(5)	(18)	(2)
Settlements made	(185)	(208)	(203)
Balance at end of year(1)	$301	$318	$360

(1)The Company included the current portion in Other accrued liabilities, and amounts due after one year in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Contract Liabilities and Remaining Performance Obligations
Contract liabilities consist of deferred revenue and customer deposits. A summary of contract liabilities were as follows:

		As of October 31,
		2024	2023
	Location	In millions
Customer deposits	Other accrued liabilities	$289	$392
Customer deposits - non-current	Other non-current liabilities	7	144
Total customer deposits		$296	$536

Deferred revenue	Deferred revenue	$3,904	$3,658
Deferred revenue - non-current	Other non-current liabilities	3,578	3,281
Total deferred revenue		$7,482	$6,939
In fiscal 2024, approximately $3.5 billion of revenue was recognized relating to contract liabilities recorded as of October 31, 2023.
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency. As of October 31, 2024, the aggregate amount of deferred revenue, was $7.5 billion. The Company expects to recognize approximately 50% of this balance over fiscal 2025 with the remainder to be recognized thereafter. The Company receives payments in advance of completion of its contractual obligations, these payments are considered customer deposits. As customer acceptance milestones are met, the Company will recognize revenue and reduce the amount of contract liabilities. As of October 31, 2024, the aggregate amount of customer deposits was $296 million. The Company expects to recognize $289 million over fiscal 2025 and the remaining balance thereafter.
Costs to obtain a Contract
As of October 31, 2024, the current and non-current portions of the capitalized costs to obtain a contract were $88 million and $136 million, respectively. As of October 31, 2023, the current and non-current portions of the capitalized costs to obtain a contract were $86 million and $138 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Consolidated Balance Sheets. In fiscal 2024, 2023, and 2022 the Company amortized $106 million, $94 million, and $83 million, respectively, of the capitalized costs to obtain a contract which are included in Selling, general and administrative expense in the Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 8: Accounting for Leases as a Lessee
Components of lease cost included in the Consolidated Statement of Earnings were as follows:

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
Operating lease cost	$259	$200	$197
Finance lease cost	3	4	5
Sublease rental income	(26)	(23)	(27)
Total lease cost	$236	$181	$175
The ROU assets and lease liabilities for operating and finance leases included in the Consolidated Balance Sheets were as follows:

		As of October 31,
	Balance Sheet Classification	2024	2023
		In millions
Operating Leases
ROU Assets	Long-term financing receivables and other assets	$1,408	$980
Lease Liabilities:
Operating lease liabilities – current	Other accrued liabilities	261	194
Operating lease liabilities – non-current	Other non-current liabilities	1,309	966
Total operating lease liabilities		$1,570	$1,160

Finance Leases
Finance lease ROU Assets:	Property, plant and equipment, net
Gross finance lease ROU assets		$26	$26
Less: Accumulated depreciation		(16)	(14)
Net finance lease ROU assets		$10	$12
Lease Liabilities:
Finance lease liabilities – current	Notes payable and short-term borrowings	$6	$5
Finance lease liabilities – non-current	Long-term debt	32	38
Total finance lease liabilities		$38	$43

Total ROU assets		$1,418	$992
Total lease liabilities		$1,608	$1,203

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The weighted-average remaining lease term and the weighted-average discount rate for the operating and finance leases were as follows:

	As of October 31,
	2024		2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	6.7	5.5	7.2	6.5
Weighted-average discount rate	4.4%	3.5%	3.8%	3.5%
Supplemental cash flow information related to leases was as follows:

		For the fiscal years ended October 31,
	Cash Flow Statement Activity	2024	2023	2022
		In millions
Cash outflows from operating leases	Net cash used in operating activities	$274	$219	$214
ROU assets obtained in exchange for new operating lease liabilities	Non-cash activities	$627	$251	$195
The following tables shows the future payments on the Company's operating and finance leases:

	As of October 31, 2024
	Operating Leases	Finance Leases
Fiscal year	In millions
2025	$321	$7
2026	296	7
2027	281	7
2028	249	8
2029	201	8
Thereafter	468	4
Total future lease payments	$1,816	$41
Less: imputed interest	(246)	(3)
Total lease liabilities	$1,570	$38
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31,
	2024	2023
	In millions
Minimum lease payments receivable	$10,266	$9,363
Unguaranteed residual value	599	438
Unearned income	(1,218)	(987)
Financing receivables, gross	9,647	8,814
Allowance for credit losses	(194)	(243)
Financing receivables, net	9,453	8,571
Less: current portion	(3,870)	(3,543)
Amounts due after one year, net	$5,583	$5,028
As of October 31, 2024, scheduled maturities of the Company's minimum lease payments receivable were as follows:

As of October 31, 2024
Fiscal year	In millions
2025	$4,282
2026	2,977
2027	1,747
2028	892
2029	277
Thereafter	91
Total undiscounted cash flows	$10,266
Present value of lease payments (recognized as finance receivables)	$9,048
Difference between undiscounted cash flows and discounted cash flows	$1,218
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third-party financial institutions. For the fiscal years ended October 31, 2024 and 2023, the Company sold $93 million and $237 million, respectively, of financing receivables.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The credit risk profile of gross financing receivables, based on internal risk ratings as of October 31, 2024, presented on amortized cost basis by year of origination was as follows:

	As of October 31, 2024
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2024	$2,630	$1,120	$19
2023	1,804	948	54
2022	1,128	665	46
2021	440	317	52
2020 and prior	158	193	73
Total	$6,160	$3,243	$244
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
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of October 31, 2024, 2023, and 2022, and the respective changes for the twelve months then ended were as follows:

	As of October 31,
	2024	2023	2022
	In millions
Balance at beginning of period	$243	$325	$228
Provision for credit losses(1)	50	58	177
Adjustment to the existing allowance	(4)	—	(10)
Write-offs	(95)	(140)	(70)
Balance at end of period	$194	$243	$325

(1)     Fiscal 2022 included a provision of $99 million related to expected credit losses due to the Company's exit from its Russia and Belarus businesses.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of October 31,
	2024	2023
	In millions
Billed:(1)
Current 1-30 days	$334	$320
Past due 31-60 days	29	30
Past due 61-90 days	12	13
Past due > 90 days	79	100
Unbilled sales-type and direct-financing lease receivables	9,193	8,351
Total gross financing receivables	$9,647	$8,814
Gross financing receivables on non-accrual status(2)	$214	$227
Gross financing receivables 90 days past due and still accruing interest(2)	$82	$81

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment, net in the Consolidated Balance Sheets were as follows:

	As of October 31,
	2024	2023
	In millions
Equipment leased to customers	$6,669	$7,019
Accumulated depreciation	(3,037)	(2,919)
Total	$3,632	$4,100
As of October 31, 2024, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

As of October 31, 2024
Fiscal year	In millions
2025	$1,696
2026	962
2027	339
2028	36
2029	3
Thereafter	1
Total	$3,037
If a lease is classified as an operating lease, the Company records lease revenue on a straight-line basis over the lease term. At commencement of an operating lease, initial direct costs are deferred and are expensed over the lease term on the same basis as the lease revenue is recorded.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents amounts included in the Consolidated Statements of Earnings related to lessor activity:

		For the fiscal years ended October 31,
	Location	2024	2023	2022
		In millions
Interest income from sales-type leases and direct financing leases	Financing income	$668	$547	$483
Lease income from operating leases	Services	2,344	2,407	2,296
Total lease income		$3,012	$2,954	$2,779
Variable Interest Entities
The Company has issued asset-backed debt securities under a fixed-term securitization program to private investors. The asset-backed debt securities are collateralized by the U.S. fixed-term financing receivables and leased equipment in the offering, which is held by a Special Purpose Entity (“SPE”). The SPE meets the definition of a Variable Interest Entity (“VIE”) and is consolidated, along with the associated debt, into the Consolidated Financial Statements as the Company is the primary beneficiary of the VIE. The SPE is a bankruptcy-remote legal entity with separate assets and liabilities. The purpose of the SPE is to facilitate the funding of customer receivables and leased equipment in the capital markets.
The Company's risk of loss related to securitized receivables and leased equipment is limited to the amount by which the Company's right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities.
The following table presents the assets and liabilities held by the consolidated VIE as of October 31, 2024 and 2023, which are included in the Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of October 31,
	2024	2023
Assets held by VIE:	In millions
Other current assets	$189	$145
Financing receivables
Short-term	$872	$764
Long-term	$1,079	$983
Property, plant and equipment, net	$1,033	$1,214
Liabilities held by VIE:
Notes payable and short-term borrowings, net of unamortized debt issuance costs	$1,433	$1,392
Long-term debt, net of unamortized debt issuance costs	$965	$1,082
For the year ended October 31, 2024, financing receivables and leased equipment transferred via securitization through the SPE were $1.2 billion and $0.6 billion, respectively. For the fiscal year ended October 31, 2023, financing receivables and leased equipment transferred via securitization through the SPE were $0.8 billion and $0.7 billion, respectively.
Note 10: Acquisitions and Dispositions
Acquisitions and Disposition in fiscal 2024
On August 30, 2024, the Company completed the acquisition of Morpheus Data, a pioneer in software for hybrid cloud management and platform operations. Morpheus Data’s results of operations were included within the Hybrid Cloud segment. The acquisition date fair value consideration of $147 million primarily consisted of cash paid for outstanding common stock. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of 4 years. The purchase price allocations for the Morpheus Data acquisition, described below, reflect various preliminary fair value estimates and analysis, including preliminary work performed by third-party valuation specialists, of certain tangible assets and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes, and residual goodwill, which are subject to change within the measurement period.
The following table presents the aggregate estimated fair value of the assets acquired and liabilities assumed, including those items that are still pending allocations, for the acquisition completed during fiscal 2024:

In millions
Goodwill	$98
Amortizable intangible assets	68
Net liabilities assumed	(19)
Total fair value consideration	$147
Pending Merger with Juniper Networks, Inc.
On January 9, 2024, the Company entered into a definitive merger agreement under which HPE will acquire Juniper Networks, Inc. (“Juniper Networks”) in an all-cash transaction for $40.00 per share, representing an equity value of approximately $14 billion. The transaction was unanimously approved by the boards of directors of both companies. On April 2, 2024, Juniper Networks shareholders approved the transaction. The transaction is expected to be funded based on senior unsecured delayed draw term loans from a syndicate of banks, the post-tax proceeds from the Company’s sale to UNIS of 30% of the total issued share capital of H3C, the net proceeds (including after repayments of maturing debt) of its September 2024 issuances of senior unsecured notes and 7.625% Series C Mandatory Convertible Preferred Stock (the “Preferred Stock”), and cash on the balance sheet. Refer to Note 14, “Borrowings,” and Note 15, “Stockholders' Equity,” for additional information. The closing of the transaction remains subject to receipt of regulatory approvals and satisfaction of other customary closing conditions.
Disposition of CTG
On May 23, 2024, HPE announced plans to divest the CTG business to HCLTech. CTG is included in the Communications and Media Solutions business, which is reported in the Corporate Investments and Other segment. This divestiture includes the platform-based software solutions portions of the CTG portfolio, including systems integration, network applications, data intelligence, and the business support systems groups. As of October 31, 2024, assets and liabilities to be sold have been presented in the Consolidated Balance Sheets as assets and liabilities held for sale. On December 1, 2024, the Company completed the disposition of CTG. The Company received net proceeds of $210 million and expect to recognize a gain of approximately $230 million.
Acquisitions in fiscal 2023
During fiscal 2023, the Company completed five acquisitions. The purchase price allocations for the acquisitions described below reflect various fair value estimates and analysis, including work performed by third-party valuation specialists, of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes, and residual goodwill, which were subject to change within the measurement period. Measurement period adjustments were recorded in the reporting period in which the estimates were finalized and adjustment amounts were determined.
The pro forma results of operations, revenue and net income subsequent to the acquisition dates have not been presented as they were not material to the Company's consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, was not deductible for tax purposes.

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
Note 11: Goodwill and Intangible Assets
Goodwill
Goodwill and related changes in the carrying amount by reportable segment were as follows:

	Server	Hybrid Cloud	Intelligent Edge	Financial Services	Corporate Investments & Other	Total

Balance at October 31, 2023(1)	$10,220	$4,716	$2,908	$144	$—	$17,988
Goodwill from acquisitions	—	98	—	—	—	98
Goodwill adjustments	—	(1)	1	—	—	—
Balance at October 31, 2024(1)	$10,220	$4,813	$2,909	$144	$—	$18,086

(1)Goodwill is net of accumulated impairment losses of $1.9 billion. Of this amount, $1.7 billion relates to the HPC & AI reporting unit of which $815 million was recorded during the fourth quarter of fiscal 2022. The Hybrid Cloud reporting unit has an accumulated impairment loss of $90 million related to the former Software reporting unit which was also recorded during the fourth quarter of fiscal 2022.
2024 Interim and Annual Goodwill Impairment Reviews
As of October 31, 2024, the Company’s reporting units with goodwill are consistent with the reportable segments identified in Note 2, “Segment Information” to the Consolidated Financial Statements in Item 8 of Part II, with the exception of Server, which contains two reporting units: Compute and HPC & AI, and Corporate Investments and Other which contains two reporting units: Advisory and Professional Services, and legacy Communications and Media Solutions.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
During fiscal 2024, the Company performed the following goodwill impairment tests, none of which resulted in goodwill impairment:
•Impairment test performed as of November 1, 2023 based on organizational changes impacting the composition of reporting units as of that date;
•Annual goodwill impairment test, which was performed as of the first day of the fourth quarter of fiscal 2024. The excess of fair value over carrying amount for the reporting units ranged from approximately 8% to 198% of the respective carrying amounts and;
•Interim goodwill impairment test as of September 30, 2024 for Compute and Hybrid Cloud reporting units.
In September 2024, HPE sold 30% of the total issued share capital of H3C. The equity investment in H3C primarily benefits the Compute and Hybrid Cloud reporting units. Subsequent to the sale, on September 30, 2024, the Company performed an interim impairment analysis for Compute and Hybrid Cloud reporting units. The excess of fair value over carrying amount for these reporting units was 6% for Compute and 5% for Hybrid Cloud.
The Compute reporting unit has goodwill of $8.2 billion as of October 31, 2024, and excess of fair value over carrying value of 6% as of the September 30, 2024 interim test date. The Compute business is cyclical in nature. Over the last several years, digital transformation drove increased investment to modernize infrastructure. However, in the current macroeconomic and inflationary environment, customers have invested selectively resulting in moderate unit growth and competitive pricing. The Compute business continues to focus on capturing market share while maintaining operating margin, leveraging its strong portfolio of ProLiant Gen11 products.
The Hybrid Cloud reporting unit has goodwill of $4.8 billion as of October 31, 2024, and excess of fair value of 5% as of the September 30, 2024 interim test date. Although the Hybrid Cloud business is on a positive trajectory, the Company is managing both a sales model transition and product transition within this business. The Company’s product model transition is to a more cloud-native, software-defined platform with HPE Alletra. Translating this growth to revenue and operating income will take time because a greater mix of high margin business such as ratable software and services, are deferred and recognized in future periods.
2023 and 2022 Annual Goodwill Impairment Reviews
The Company’s fiscal 2023 annual impairment test did not result in any impairment charges.
The Company’s fiscal 2022 annual goodwill impairment analysis resulted in impairment charges for goodwill related to the HPC & AI reporting unit and former Software reporting unit (which is now part of the Hybrid Cloud reporting unit). There was no impairment of goodwill for other reporting units.
The decline in the fair value of the HPC & AI reporting unit below its carrying value resulted from changes in expected future cash flows due to the continuation of supply chain constraints, and other operational challenges as well as an increase in cost of capital. As a result, a goodwill impairment charge of $815 million was recorded in the fourth quarter of fiscal 2022. The decline in the fair value of the former Software reporting unit resulted primarily from a decline in market multiples. As a result, a goodwill impairment charge of $90 million was recorded in the fourth quarter of fiscal 2022.
Intangible Assets

	As of October 31, 2024			As of October 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$219	$(70)	$149	$357	$(177)	$180
Developed and core technology and patents	747	(443)	304	1,162	(711)	451
Trade name and trademarks	6	(5)	1	146	(123)	23
Capitalized software development costs	56	—	56	—	—	—
Total intangible assets	$1,028	$(518)	$510	$1,665	$(1,011)	$654

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
For fiscal 2024, the decrease in gross intangible assets was primarily due to $761 million of intangible assets which became fully amortized and were eliminated from gross intangible assets and accumulated amortization, partially offset by $68 million of intangible assets related to acquisitions and $56 million related to capitalized software development costs.
As of October 31, 2024, the weighted-average remaining useful lives of the Company's finite-lived intangible assets were as follows:

Weighted-Average Remaining Useful Lives
In years
Customer contracts, customer lists and distribution agreements	5
Developed and core technology and patents	3
Trade name and trademarks	1
Capitalized software development costs	3
As of October 31, 2024, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year	In millions
2025	$152
2026	128
2027	95
2028	50
2029	30
Thereafter	5
Total(1)	$460

(1)This table does not include $50 million of software development costs that are in-progress and not amortizable.
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
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs. For the fiscal years ended October 31, 2024 and 2023, there were no transfers between levels within the fair value hierarchy.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2024				As of October 31, 2023
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$601	$—	$601	$—	$905	$—	$905
Money market funds	12,639	—	—	12,639	1,672	—	—	1,672
Equity investments	—	—	88	88	—	—	135	135
Foreign bonds	—	102	1	103	1	95	1	97
Other debt securities(1)	—	—	14	14	—	—	22	22
Derivative instruments:
Foreign exchange contracts	—	299	—	299	—	464	—	464
Total assets	$12,639	$1,002	$103	$13,744	$1,673	$1,464	$158	$3,295
Liabilities
Derivative instruments:
Interest rate contracts	$—	$58	$—	$58	$—	$151	$—	$151
Foreign exchange contracts	—	103	—	103	—	152	—	152
Other derivatives	—	2	—	2	—	2	—	2
Total liabilities	$—	$163	$—	$163	$—	$305	$—	$305

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
Other Fair Value Disclosures
Short-Term and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. As of October 31, 2024, the estimated fair value of the Company's short-term and long-term debt was $18.3 billion and the carrying value was $18.2 billion. As of October 31, 2023, the estimated fair value of the Company's short-term

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
and long-term debt was $12.2 billion and the carrying value was $12.4 billion. If measured at fair value in the Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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
Non-Recurring Fair Value Measurements
Equity Investments without Readily Determinable Fair Value: Equity investments are recorded at cost and measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. For fiscal 2024, the Company recorded a net unrealized gain of $34 million. For fiscal 2023 and 2022, the Company recorded net unrealized losses of $45 million and $17 million, respectively, which included impairments of $50 million and $24 million for the same respective periods. These amounts are reflected in Interest and other, net in the Consolidated Statements of Earnings. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy. These adjustments are based on observable price changes for certain equity investments without readily determinable fair value. For investments still held as of October 31, 2024, the cumulative upward adjustments for observable price changes was $82 million and cumulative downward adjustments for observable price changes and impairments was $88 million. Refer to Note 13 “Financial Instruments,” for further information about equity investments.
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
In fiscal 2023 and 2022, the Company recorded a net ROU asset impairment charge of $18 million and $5 million, respectively, in Transformation costs in the Consolidated Statements of Earnings as the carrying value of certain ROU assets exceeded its fair value. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 13: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of October 31, 2024			As of October 31, 2023
	Cost	Gross Unrealized Gains/(Losses)	Fair Value	Cost	Gross Unrealized Gains/(Losses)	Fair Value
	In millions
Cash Equivalents:
Time deposits	$601	$—	$601	$905	$—	$905
Money market funds	12,639	—	12,639	1,672	—	1,672
Total cash equivalents	13,240	—	13,240	2,577	—	2,577
Available-for-sale Debt Investments:
Foreign bonds	101	2	103	100	(3)	97
Other debt securities	8	6	14	19	3	22
Total available-for-sale debt investments	109	8	117	119	—	119
Total cash equivalents and available-for-sale debt investments	$13,349	$8	$13,357	$2,696	$—	$2,696
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2024 and 2023, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $197 million, $127 million and $39 million in fiscal 2024, 2023 and 2022, respectively. Time deposits were primarily issued by institutions outside the U.S. as of October 31, 2024 and 2023. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2024
	Amortized Cost	Fair Value
	In millions
Due in more than five years	109	117
	$109	$117
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
The carrying amount of those non-marketable equity investments accounted for under the fair value option was $88 million and $135 million as of October 31, 2024 and 2023, respectively. For fiscal 2024, he Company recorded a net unrealized loss of $47 million on these investments. For fiscal 2023 and 2022, the Company recorded net unrealized gains of $9 million and $86 million, respectively on these investments. These amounts are reflected in Interest and other, net in the Consolidated Statements of Earnings. In fiscal 2022, the Company sold $165 million of these investments.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $200 million and $145 million as of October 31, 2024 and 2023, respectively. For fiscal 2024, the Company recorded a net unrealized gain of $34 million. For fiscal 2023 and 2022, the Company recorded net unrealized losses of $45 million and $17 million, respectively, which included impairments of $50 million and $24 million for the same respective periods. These amounts are reflected in Interest and other, net in the Consolidated Statements of Earnings.

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
To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allows the Company to hold collateral from, or require the Company to post collateral to counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of the Company's derivatives with credit contingent features in a net liability position was $23 million and $108 million at October 31, 2024 and 2023, respectively, most of which were fully collateralized within two business days.
Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of October 31, 2024 and 2023.
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
In connection with the Company’s pending acquisition of Juniper Networks and related debt issuances, the Company entered into interest rate locks for an aggregate notional amount of $2.6 billion. These contracts were settled in fiscal 2024, the Company recognized a loss of $42 million in accumulated other comprehensive income.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Fair Value of Derivative Instruments in the Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Balance Sheets were as follows:

	As of October 31, 2024					As of October 31, 2023
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives Designated as Hedging Instruments
Fair Value Hedges:
Interest rate contracts	$2,500	$—	$—	$58	$—	$2,500	$—	$—	$—	$151
Cash Flow Hedges:
Foreign currency contracts	7,809	107	59	31	25	8,247	252	104	33	23
Net Investment Hedges:
Foreign currency contracts	1,986	38	44	12	13	1,972	39	46	34	23
Total derivatives designated as hedging instruments	12,295	145	103	101	38	12,719	291	150	67	197
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	5,528	46	5	18	4	6,786	20	3	23	16
Other derivatives	147	—	—	2	—	100	—	—	2	—
Total derivatives not designated as hedging instruments	5,675	46	5	20	4	6,886	20	3	25	16
Total derivatives	$17,970	$191	$108	$121	$42	$19,605	$311	$153	$92	$213
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

	As of October 31, 2024
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$299	$—	$299	$138	$90	(1)	$71
Derivative liabilities	$163	$—	$163	$138	$27	(2)	N/A

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
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of October 31, 2024, $27 million of collateral posted was entirely through the re-use of counterparty collateral. As of October 31, 2023, of the $103 million of collateral posted, $56 million was in cash and $47 million was through the re-use of counterparty collateral.
The amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying Amount of the Hedged Assets/ (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/ (Liabilities)
	As of October 31,		As of October 31,
	2024	2023	2024	2023
	In millions		In millions
Notes payable and short-term borrowings	$(2,440)	$—	$58	$—
Long-term debt	$—	$(2,345)	$—	$151
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income (“OCI”) were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$(73)	$(177)	$1,025
Interest rate locks	(42)	—	—
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	25	(76)	99
Total	$(90)	$(253)	$1,124
As of October 31, 2024, the Company expects to reclassify an estimated net accumulated other comprehensive gain of approximately $20 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

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

	Gains (Losses) Recognized in Income
	For the fiscal years ended October 31,
	2024		2023		2022
	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net
	In millions
Total net revenue and interest and other, net	$30,127	$(117)	$29,135	$(104)	$28,496	$(121)
Gains (Losses) on Derivatives in Fair Value Hedging Relationships:
Interest Rate Contracts
Hedged items	—	(93)	—	(27)	—	273
Derivatives designated as hedging instruments	—	93	—	27	—	(273)
Gains (Losses) on Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	59	(75)	28	(144)	388	590
Gains (Losses) on Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	—	38	—	(97)	—	287
Other derivatives	—	—	—	(8)	—	(3)
Total gains (losses)	$59	$(37)	$28	$(249)	$388	$874
Note 14: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of October 31,
	2024		2023
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt(1)	$3,969	7.6%	$4,022	4.8%
Commercial paper	649	3.7%	679	4.1%
Notes payable to banks, lines of credit and other	124	5.0%	167	4.6%
Total notes payable and short-term borrowings	$4,742		$4,868

(1)As of October 31, 2024, the Current portion of long-term debt, net of discount and issuance costs, included $1.4 billion associated with the current portion of the Company issued asset-backed debt securities.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Long-Term Debt

	As of October 31,
	2024	2023
	In millions
Hewlett Packard Enterprise Unsecured Senior Notes
$1,250 issued at discount to par at a price of 99.996% in September 2024 at 4.45%, due September 25, 2026, interest payable semi-annually on March 25 and September 25 of each year	$1,250	$—
$1,250 issued at discount to par at a price of 99.953% in September 2024 at 4.40%, due September 25, 2027, interest payable semi-annually on March 25 and September 25 of each year	1,249	—
$1,750 issued at discount to par at a price of 99.894% in September 2024 at 4.55%, due October 15, 2029, interest payable semi-annually on April 15 and October 15 of each year	1,748	—
$1,250 issued at discount to par at a price of 99.908% in September 2024 at 4.85%, due October 15, 2031, interest payable semi-annually on April 15 and October 15 of each year	1,249	—
$2,000 issued at discount to par at a price of 99.078% in September 2024 at 5.00%, due October 15, 2034, interest payable semi-annually on April 15 and October 15 of each year	1,982	—
$1,500 issued at discount to par at a price of 98.086% in September 2024 at 5.60%, due October 15, 2054, interest payable semi-annually on April 15 and October 15 of each year	1,471	—
$250 issued at premium to par at a price of 100.452% in June 2023 at 5.90%, due October 1, 2024, interest payable semi-annually on April 1 and October 1 of each year	—	251
$550 issued at discount to par at a price of 99.887% in June 2023 at 5.25%, due July 1, 2028, interest payable semi-annually on January 1 and July 1 of each year	550	549
$400 issued at discount to par at a price of 99.997% in March 2023 at 6.102%, due April 1, 2026, interest payable semi-annually on April 1 and October 1 of each year	—	400
$1,300 issued at discount to par at a price of 99.934% in March 2023 at 5.90%, due October 1, 2024, interest payable semi-annually on April 1 and October 1 of each year	—	1,299
$1,000 issued at discount to par at a price of 99.883% in July 2020 at 1.45%, due April 1, 2024, interest payable semi-annually on April 1 and October 1 of each year	—	1,000
$750 issued at discount to par at a price of 99.820% in July 2020 at 1.75%, due April 1, 2026, interest payable semi-annually on April 1 and October 1 of each year	750	749
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.90%, due October 15, 2025, interest payable semi-annually on April 15 and October 15 of each year	2,499	2,499
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.20%, due October 15, 2035, interest payable semi-annually on April 15 and October 15 of each year	750	750
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.35%, due October 15, 2045, interest payable semi-annually on April 15 and October 15 of each year	1,499	1,499
Hewlett Packard Enterprise Asset-Backed Debt Securities
$818 issued in June 2024, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.59%, payable monthly from July 2024	700	—
$796 issued in January 2024, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.48%, payable monthly from February 2024	583	—
$612 issued in September 2023, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 6.40%, payable monthly from October 2023 with a stated final maturity of July 2031	373	596
$643 issued in March 2023 and April 2023, in five tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.59%, payable monthly from April 2023 with a stated final maturity of April 2028	257	483
$651 issued in October 2022, in five tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.55%, payable monthly from November 2022 with a stated final maturity date of August 2029	191	393
$747 issued in May 2022, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 3.68%, payable monthly from July 2022 with a stated final maturity date of March 2030	148	367
$1,000 issued in January 2022, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.51%, payable monthly from March 2022 with a stated final maturity date of November 2029	124	391
$753 issued in June 2021, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.58%, payable monthly from August 2021 with a stated final maturity date of March 2029	26	147
$1,000 issued in March 2021, in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.49%, payable monthly from April 2021 with a stated final maturity date of March 2031	—	102
Other, including finance lease obligations, at 1.6%-6.3%, due in calendar years 2024-2030(1)	208	215
Fair value adjustment related to hedged debt	(58)	(151)
Unamortized debt issuance costs	(76)	(30)
Less: current portion	(3,969)	(4,022)
Total long-term debt	$13,504	$7,487

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(1)Other, including finance lease obligations included $14 million and $36 million as of October 31, 2024 and 2023, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related finance and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.
Interest expense on borrowings recognized in the Consolidated Statements of Earnings was as follows:

		For the fiscal years ended October 31,
	Location	2024	2023	2022
		In millions
Financing interest	Financing cost	$495	$383	$211
Interest expense	Interest and other, net	282	326	260
Total interest expense		$777	$709	$471
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
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, “the Parent Programs,” and a wholly-owned subsidiary maintains a third program. The Parent Program in the U.S. provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. The Parent Program outside the U.S. provides for the issuance of commercial paper denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of October 31, 2024 and 2023, no borrowings were outstanding under the Parent Programs. As of October 31, 2024 and 2023, $649 million and $679 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
In September 2024, the Company terminated its prior senior unsecured revolving credit facility that was entered into in December 2021, and entered into a new senior unsecured revolving credit facility with an aggregate lending commitment of $5.25 billion for a period of five years. The commitment comprised of (i) $4.75 billion of commitments available immediately and (ii) $500 million of commitments available from and subject to the closing of the Juniper Networks acquisition and refinancing of Juniper Networks’ credit agreement in connection with the closing of the Juniper Networks acquisition. As of October 31, 2024 and 2023, no borrowings were outstanding under either credit facilities.
Uncommitted Credit facility
On September 21, 2023, the Company entered into a five-year agreement with Societe Generale for an uncommitted short-term cash advance facility in the principal amount of up to $500 million. As of October 31, 2024, no borrowings were outstanding under this credit facility.
Juniper Networks Acquisition Committed Financing
In connection with HPE’s signing a definitive agreement to acquire Juniper Networks in January 2024 (the “Merger Agreement”), HPE entered into a commitment letter whereby HPE obtained a commitment from Citigroup Global Markets Inc., JPMorgan Chase Bank, N.A. and Mizuho Bank, Ltd. for a $14.0 billion senior unsecured delayed draw term loan facility, comprised of an $11.0 billion 364-day tranche and a $3.0 billion three-year tranche, subject to customary conditions (the “Term Loan Commitment Letter”).
In September 2024, HPE issued $9.0 billion of senior unsecured notes. In addition, in furtherance of the Term Loan Commitment Letter, the Company entered into term loan agreements with JPMorgan Chase Bank, N.A, Citibank, N.A., and

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Mizuho Bank, Ltd. for approximately $12.0 billion of senior unsecured delayed draw term loan facilities, comprised of an approximately $9.0 billion 364-day tranche and a $3.0 billion three-year tranche, subject to customary conditions. The Company has since further reduced the commitments under the 364-day term loan to $1.0 billion. Unless previously terminated, commitments under both the 364-day term loan and the three-year term loan will terminate upon the earliest of (i) five business days after the Juniper Outside Date (as defined in such term loan agreements), (ii) the occurrence of the closing of the acquisition of Juniper Networks without the funding of any borrowings under either of the term loan agreements, and (iii) the termination of the Merger Agreement by HPE in writing in accordance with its terms. As of October 31, 2024, no borrowings were outstanding and HPE paid $42 million of financing fees.
In connection with the entry into the aforementioned 364-day term loan and the three-year term loan, on September 12, 2024, HPE terminated the Term Loan Commitment Letter.
Future Maturities of Borrowings
As of October 31, 2024, aggregate future maturities of the Company's borrowings at face value (excluding a fair value adjustment related to hedged debt of $58 million, a net discount of $53 million and unamortized debt issuance costs of $76 million), including finance lease obligations were as follows:

Fiscal year	In millions
2025	$4,032
2026	2,710
2027	1,545
2028	612
2029	1,758
Thereafter	7,003
Total	$17,660
Note 15: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2024 and changes during fiscal 2024 were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$—	$61	$(2,507)	$(638)	$(3,084)
Other comprehensive income (loss) before reclassifications	8	(115)	34	(23)	(96)
Reclassifications of losses into earnings	—	16	138	32	186
Tax benefit (provision)	—	22	(7)	2	17
Balance at end of period	$8	$(16)	$(2,342)	$(627)	$(2,977)
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2023 and changes during fiscal 2023 were as follows:

	Net unrealized (losses) gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$(1)	$109	$(2,596)	$(610)	$(3,098)
Other comprehensive income (loss) before reclassifications	1	(177)	(99)	(32)	(307)
Reclassifications of losses into earnings	—	116	147	—	263
Tax benefit	—	13	41	4	58
Balance at end of period	$—	$61	$(2,507)	$(638)	$(3,084)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2022 and changes during fiscal 2022 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$15	$81	$(2,545)	$(466)	$(2,915)
Other comprehensive (loss) income before reclassifications	(16)	1,025	(315)	(146)	548
Reclassifications of (gains) losses into earnings	—	(978)	160	—	(818)
Tax (provision) benefit	—	(19)	104	2	87
Balance at end of period	$(1)	$109	$(2,596)	$(610)	$(3,098)
7.625% Series C Mandatory Convertible Preferred Stock
In September 2024, the Company issued 30 million shares of 7.625% Series C Mandatory Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), for an aggregate purchase price of $1.5 billion, less issuance costs of $38 million. As of October 31, 2024, 30 million shares of the Preferred Stock were outstanding.
Unless converted earlier in accordance with its terms, each share of Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be September 1, 2027, into between 2.5352 shares and 3.1056 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations related to the Preferred Stock (the “Certificate of Designations”). The number of shares of common stock issuable upon conversion will be determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to September 1, 2027.
Holders of shares of Preferred Stock have the option to convert all or any portion of their shares of Preferred Stock at any time. The conversion rate applicable to any early conversion may, in certain circumstances, be increased to compensate holders of the Preferred Stock for unpaid accumulated dividends as described in the Certificate of Designations.
If a Fundamental Change, as defined in the Certificate of Designations, occurs on or prior to September 1, 2027, then holders of the Preferred Stock will be entitled to convert all or any portion of their Preferred Stock at the Fundamental Change Conversion Rate, into between 1.9200 shares and 3.1056 shares of common stock, in all cases, subject to customary anti-dilution adjustments described in the Certificate of Designations, for a specified period of time and to also receive an amount to compensate them for unpaid accumulated dividends and any remaining future scheduled dividend payments. The Preferred Stock is not subject to redemption at the Company’s option.
Dividends
The stockholders of HPE common stock are entitled to receive dividends when and as declared by the Board of Directors. The Company’s ability to pay dividends will depend on many factors, such as its financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in its debt, industry practice, legal requirements, regulatory constraints, and other factors that the Board of Directors deems relevant. Furthermore, so long as any share of its Preferred Stock remains outstanding, no dividend on shares of common stock (or any other class of stock junior to the Preferred Stock) shall be declared or paid unless all accumulated and unpaid dividends for all preceding dividend periods for the Preferred Stock have been declared and paid in full in cash, shares of the Company’s common stock or a combination thereof, or a sufficient sum of cash or number of shares of its common stock has been set apart for the payment of such dividends, on all outstanding shares of the Preferred Stock. Dividends declared were $0.52 and $0.48 per common share in fiscal 2024 and 2023, respectively.
On December 05, 2024, the Company declared a regular cash dividend of $0.13 per share on the Company's common stock, payable on January 16, 2025, to the stockholders of record as of the close of business on December 20, 2024.
Dividends on the Preferred Stock will be payable on a cumulative basis when, as and if declared by the Board of Directors, or an authorized committee thereof, at an annual rate of 7.625% on the liquidation of preference of $50.00 per share. The Company may pay declared dividends in cash or, subject to certain limitations, in shares of its common stock or in any combination of cash and shares of its common stock on March 1, June 1, September 1 and December 1 of each year,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
commencing on December 1, 2024, and ending on, and including, September 1, 2027. The Company has declared a cash dividend of $0.82604167 per share of its 7.625% Series C Mandatory Convertible Preferred Stock, which was paid on December 1, 2024, to holders of record as of the close of business on November 15, 2024.
Share Repurchase Program
On October 13, 2015, the Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion, $5.0 billion and $2.5 billion on May 24, 2016, October 16, 2017 and February 21, 2018, respectively. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions.
In fiscal 2024, the Company repurchased and settled a total of 7.8 million shares under its share repurchase program through open market repurchases, which included 0.2 million shares that were unsettled open market repurchases as of October 31, 2023. Additionally, the Company had unsettled open market repurchases of 0.1 million shares as of October 31, 2024. Shares repurchased during the fiscal 2024 were recorded as a $150 million reduction to stockholders' equity. As of October 31, 2024, the Company had a remaining authorization of approximately $0.8 billion for future share repurchases.
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
Note 16: Net Earnings Per Share
The Company calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period.
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions, except per share amounts
Numerator:
Net earnings attributable to common stockholders - Basic	$2,554	$2,025	$868
Plus: 7.625% Series C mandatory convertible preferred stock dividends	25	—	—
Net earnings - Diluted	$2,579	$2,025	$868
Denominator:
Weighted-average shares used to compute basic net EPS	1,309	1,299	1,303
Dilutive effect of employee stock plans(1)	18	17	19
Dilutive effect of 7.625% Series C mandatory convertible preferred stock(1)	10	—	—
Weighted-average shares used to compute diluted net EPS	1,337	1,316	1,322
Net earnings per share attributable to common stockholders:
Basic	$1.95	$1.56	$0.67
Diluted	$1.93	$1.54	$0.66

Anti-dilutive weighted-average stock awards(2)	—	—	2

(1)The impact of dilutive effect of employee stock plans is calculated under the treasury stock method, and the impact of dilutive effect of the 7.625% Series C Mandatory Convertible Preferred Stock is calculated under the if-converted method.
(2)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Litigation, Contingencies, and Commitments
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the “Separation and Distribution Agreement”) entered into in connection with Hewlett Packard Enterprise’s spin-off from HP Inc. (formerly known as “Hewlett-Packard Company”) (the “Separation”), Hewlett Packard Enterprise and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of October 31, 2024, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This purported class and collective action was filed on August 18, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise (collectively, “Defendants”) alleging Defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of individuals aged 40 years and older who had their employment terminated by an HP entity pursuant to a work force reduction (“WFR”) plan. Plaintiffs also seek to certify a class under California law consisting of all persons 40 years or older employed by Defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On April 14, 2021, Plaintiffs’ Motion for Conditional Class Certification was granted. The conditionally certified collective action consists of all individuals who had their employment terminated by Defendants pursuant to a WFR Plan on or after November 1, 2015, and who were 40 years or older at the time of such termination. The collective action excludes all individuals who signed a Waiver and General Release Agreement or an Agreement to Arbitrate Claims. The parties have reached an agreement to resolve this matter. Plaintiffs filed a Motion for Preliminary Approval of the Class Action and Collective Action Settlement on September 21, 2023. On November 3, 2023, the Court issued an order granting preliminary approval to the Class Action and Collective Action Settlement. On March 29, 2024, the Court granted Final Approval to the settlement following a Fairness Hearing on the parties’ Motion for Final Approval. Judgment has been entered by the Court and the matter is now closed.
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
R2 Semiconductor Patent Litigation. In November 2022, R2 Semiconductor, Inc. (“R2”) filed a lawsuit in the Dusseldorf Regional Court in Germany against Intel Deutschland GmbH, Hewlett-Packard GmbH, and other Intel customers. R2 asserts that one European patent is infringed by certain Intel processors and the HPE products that contain those Intel processors. On February 7, 2024, the Dusseldorf Regional Court ruled in R2’s favor, issuing an injunction that, if enforced by R2, would prevent the sale in Germany of any products with infringing Intel processors, and require HPE to correspond with its direct customers in Germany requesting return of the products with infringing Intel processors. The injunction would remain in place unless the ruling is overturned on appeal, the patent is invalidated by the German Federal Patent Court, or the matter is resolved by the parties. On February 8, 2024, HPE, Intel, HP Inc., and Dell filed an appeal and request for a stay of the judgment pending appeal. On April 9, 2024 the request for a stay pending appeal was denied. On April 3, 2024, R2 filed a lawsuit in France in the first instance court in Paris (Tribunal judiciare de Paris) against Intel Corporation, Intel Corporation SAS, Intel Deutschland GmbH, HP France SAS and certain other Intel customers. In May 2024, R2 filed suit in Milan against Intel Corporation Italia S.P.A., Hewlett-Packard Italiana S.r.l., and certain other Intel customers. R2 asserts the same European patent is infringed in both the French and Italian actions. On August 30, 2024, Intel and R2 publicly announced an agreement to dismiss all litigation between the two companies that would include dismissal of all litigation against all subsidiaries of HPE in the foregoing actions. Pursuant to that agreement, the Italian lawsuit was dismissed on September 2, 2024, the German lawsuit was dismissed on September 4, 2024, and the French Lawsuit was dismissed on September 6, 2024. These matters are now

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
closed.
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
Unconditional Purchase Obligations
As of October 31, 2024, the Company had unconditional purchase obligations of approximately $1.3 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction, as well as settlements that the Company has reached with third parties, requiring it to pay determined amounts over a specified period of time. These unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty. The Company expects the commitments to total $556 million, $368 million, $278 million, $68 million, and $13 million, for fiscal years 2025, 2026, 2027, 2028, and 2029, respectively. There are no unconditional purchase obligations subsequent to fiscal year 2029.
Note 18: Guarantees and Indemnifications
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
The maximum potential future payments under performance guarantees and financing arrangements was $298 million as of October 31, 2024.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of October 31, 2024 and 2023, the Company's receivable and payable balances related to indemnified litigation matters and other contingencies, and income tax-related indemnification covered by these agreements were as follows:

	As of October 31,
	2024	2023
	In millions
Litigation Matters and Other Contingencies
Receivable	$37	$42
Payable	47	48
Income Tax-Related Indemnification(1)
Net indemnification receivable - long-term	35	31
Net indemnification receivable - short-term	$—	$11

(1)The actual amount that the Company may receive or pay could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.
Note 19: Equity Interests
The Company includes investments which are accounted for using the equity method, under Investments in equity interests on the Company's Consolidated Balance Sheets.
Pursuant to the Shareholders' Agreement among the Company’s relevant subsidiaries, Unisplendour International Technology Limited (“UNIS”), and H3C dated as of May 1, 2016, as amended from time to time, and most recently on October 28, 2022, the Company delivered a notice to UNIS on December 30, 2022, to exercise its right to put to UNIS, for cash consideration, all of the H3C shares held by the Company, which represent 49% of the total issued share capital of H3C. On May 26, 2023, the Company’s relevant subsidiaries entered into a Put Share Purchase Agreement with UNIS, whereby UNIS has agreed to purchase all of the H3C shares held by the Company, through its subsidiaries. On May 24, 2024, the Company’s relevant subsidiaries entered into (i) an Amended and Restated Put Share Purchase Agreement with UNIS, whereby its relevant subsidiaries shall sell to UNIS 30% of the total issued share capital of H3C for pre-tax cash consideration of approximately $2.1 billion by August 31, 2024 (the “Sale Transaction”), and (ii) an Agreement on Subsequent Arrangements with UNIS, whereby upon closing of the Sale Transaction, the Company’s relevant subsidiary shall have a put option to sell to UNIS and UNIS shall have a call option to purchase from the Company’s relevant subsidiary 19% of the total issued share capital of H3C for pre-tax cash consideration of approximately $1.4 billion between the 16th month and until the 36th month after the Sale Transaction. The transactions referenced in clauses (i) and (ii) above, taken together, revise the arrangements governing the aforementioned sale of all of the H3C shares held by the Company, through its subsidiaries and are subject to certain grace periods and regulatory approvals. On September 4, 2024, pursuant to the Amended and Restated Put Share Purchase Agreement with UNIS (as described above), the Company received $2.1 billion of pre-tax consideration ($2.0 billion post-tax), in connection with the sale to UNIS of 30% of the total issued share capital of H3C resulting in a gain of $733 million. As of October 31, 2024, the Company's Investments in equity interests was $929 million and primarily related to a 19% equity interest in H3C. As of October 31, 2023, the Company's Investments in equity interests was $2.2 billion and primarily related to a 49% equity interest in H3C.
As of October 31, 2024, the difference between the cost of the investment and the underlying equity in the net assets of the investment is $649 million. As of October 31, 2024 and 2023, the Company determined that no impairment of its equity method investments existed.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Earnings from equity interests
The Company recorded earnings from equity interests of $147 million, $245 million and $215 million in fiscal 2024, 2023 and 2022, respectively, in the Consolidated Statements of Earnings, the components of which are as follows:

	For the fiscal years ended October 31,
	2024	2023	2022
	In millions
Earnings from equity interests, net of taxes	$154	$242	$270
Basis difference amortization	(3)	(9)	(45)
Adjustment of profit on intra-entity sales	(4)	12	(10)
Earnings from equity interests	$147	$245	$215
For fiscal 2024 and 2023, the Company received a cash dividend of $43 million and $200 million, respectively, from H3C. These amounts were accounted for as a return on investment and reflected as a reduction in the carrying balance of the Company's Investments in equity interests in its Consolidated Balance Sheets.
The Company also has commercial arrangements with H3C to buy and sell HPE branded servers, storage and networking products and services. For fiscal 2024, 2023 and 2022, HPE recorded approximately $256 million, $383 million and $848 million of sales to H3C and $72 million, $125 million and $148 million of purchases from H3C, respectively. Payables due to H3C as of October 31, 2024 and 2023 were approximately $7 million and $10 million, respectively. Receivables due from H3C as of October 31, 2024 and 2023 were approximately $7 million and $12 million, respectively.

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
ITEM 9B. Other Information.
The Company filed a Corrected Certificate of Designations with the Secretary of State of the State of Delaware on December 17, 2024, to correct a scrivener’s error in the Certificate of Designations that was previously filed with the Secretary of State of the State of Delaware on September 12, 2024, governing the powers, preferences and rights of the 7.625% Series C Mandatory Convertible Preferred Stock. This newly filed Corrected Certificate of Designations is attached hereto as Exhibit 3.8.
Trading Plans
During the fiscal quarter ended October 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
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
Hewlett Packard Enterprise has adopted insider trading policies and procedures applicable to our directors, officers, and employees, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of the New York Stock Exchange. Our insider trading policy, among other things, (i) prohibits our employees and related persons and entities from trading in securities of Hewlett Packard Enterprise and certain other companies while in possession of material, non-public information, (ii) prohibits our employees from disclosing material, non-public information of Hewlett Packard Enterprise, or another publicly traded company, to others who may trade on the basis of that information, and (iii) requires that certain designated individuals and roles of the Company only transact in Hewlett Packard Enterprise securities during an open window period, subject to limited exceptions. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K.
The following information will be included in Hewlett Packard Enterprise's Proxy Statement related to its 2025 Annual Meeting of Stockholders to be filed within 120 days after Hewlett Packard Enterprise's fiscal year end of October 31, 2024 (the “Proxy Statement”) and is incorporated herein by reference:
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
Hewlett Packard Enterprise Company
Attn: Investor Relations
1701 E. Mossy Oaks Road
Spring, Texas 77389

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.12	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.13	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc., and Nimble Storage, Inc.	8-K	001-37483	99.1	March 7, 2017
2.14	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017
2.15	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.16	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.17	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.18	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.19	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.20	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.21	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.22	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.23	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.24	Agreement and Plan of Merger, dated as of January 9, 2024, by and among Juniper Networks, Inc., Hewlett Packard Enterprise Company, and Jasmine Acquisition Sub, Inc. (certain schedules and exhibits omitted pursuant to Regulation S-K Item 601(a)(5)).	8-K	001-37483	2.1	January 10, 2024
3.1	Registrant's Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	November 5, 2015
3.2	Registrant's Second Amended and Restated Bylaws effective September 27, 2023	8-K	001-37483	3.1	September 28, 2023
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
3.5	Registrant's Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	001-37483	3.1	April 12, 2024
3.6	Registrant's Restated Certificate of Incorporation	8-K	001-37483	3.2	April 12, 2024
3.7	Certificate of Designations of 7.625% Series C Mandatory Convertible Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	September 13, 2024
3.8	Corrected Certificate of Designations of 7.625% Series C Mandatory Convertible Preferred Stock of Hewlett Packard Enterprise Company‡
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.3	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.4	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.5	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.6	Nineteenth Supplemental Indenture, dated as of March 21, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.900% notes due 2024	8-K	001-37483	4.2	March 21, 2023
4.7	Twentieth Supplemental Indenture, dated as of March 21, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 6.102% notes due 2026	8-K	001-37483	4.3	March 21, 2023
4.8	Twenty-First Supplemental Indenture, dated as of June 14, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.250% notes due 2028	8-K	001-37483	4.3	June 14, 2023
4.9	Twenty-Second Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.450% notes due 2026.	8-K	001-37483	4.2	September 26, 2024
4.10	Twenty-Third Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.400% notes due 2027.	8-K	001-37483	4.3	September 26, 2024
4.11	Twenty-Fourth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.550% notes due 2029.	8-K	001-37483	4.4	September 26, 2024
4.12	Twenty-Fifth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.850% notes due 2031.	8-K	001-37483	4.5	September 26, 2024
4.13	Twenty-Sixth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.000% notes due 2034.	8-K	001-37483	4.6	September 26, 2024
4.14	Twenty-Seventh Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.600% notes due 2054.	8-K	001-37483	4.7	September 26, 2024

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.15	Registration Rights Agreement, dated as of October 9, 2015, by and among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.16	Form of Subordinated Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.17	Form of 7.625% Series C Mandatory Convertible Preferred Stock (included in Exhibit 3.1 to the Registrant’s Form 8-K filed on September 13, 2024, which is incorporated by reference)	8-K	001-37483	3.1	September 13, 2024
4.18	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934‡
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022
10.4	Amendment No. 2 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 6, 2023
10.5	Amendment No. 3 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 12, 2024
10.6	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.7	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.8	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.9	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.10	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.11	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.12	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)	10-Q	001-37483	10.29	September 4, 2018
10.13	Form of Restricted Stock Units Grant Agreement	10-Q	001-37483	10.30	September 4, 2018
10.14	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.15	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.16	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.17	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.18	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.19	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.20	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.4	October 29, 2020

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.21	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.22	2021 Stock Incentive Plan – Form of Performance-Adjusted Restricted Stock Units Grant Agreement*	10-K	001-37483	10.31	December 10, 2021
10.23	Five-Year Credit Agreement dated as of December 10, 2021 among Hewlett Packard Enterprise Company, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent	10-Q	001-37483	10.33	March 3, 2022
10.24	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2022)*	10-K	001-37483	10.31	December 8, 2022
10.25	2021 Stock Incentive Plan - Form of Non-Employee Director Restricted Stock Units Grant Agreement (for grants beginning April 2023)*	10-Q	001-37483	10.32	June 2, 2023
10.26	OpsRamp, Inc. 2014 Equity Incentive Plan*	10-Q	001-37483	10.33	June 2, 2023
10.27	Put Share Purchase Agreement, dated May 26, 2023, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (portions omitted pursuant to Regulation S-K Item 601(b)(10)(iv))	10-Q	001-37483	10.34	June 2, 2023
10.28	2021 Stock Incentive Plan - Form of Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.34	December 22, 2023
10.29	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.35	December 22, 2023
10.30	Amended and Restated Put Share Purchase Agreement, dated May 24, 2024, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.37	September 5, 2024
10.31	Agreement on Subsequent Arrangements, dated May 24, 2024, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.38	September 5, 2024
10.32	Amendment Agreement, dated as of June 18, 2024, amending the Five-Year Credit Agreement dated as of December 10, 2021 among Hewlett Packard Enterprise Company, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent and Citibank, N.A., as Co-Administrative Agent (certain schedules and exhibits omitted pursuant to Regulation S-K Item 601(a)(5))	10-Q	001-37483	10.39	September 5, 2024
10.33	Five-Year Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Borrowing Subsidiaries from time to time party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.1	September 12, 2024
10.34	364-Day Term Loan Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.2	September 12, 2024

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.35	Three-Year Term Loan Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.3	September 12, 2024
19	Insider Trading Policy‡
21	Subsidiaries of Hewlett Packard Enterprise Company‡
23.1	Consent of Independent Registered Public Accounting Firm‡
24	Power of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
97	Hewlett Packard Enterprise Company Dodd-Frank Clawback Policy	10-K	001-37483	97	December 22, 2023
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments)

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

Date:	December 19, 2024	HEWLETT PACKARD ENTERPRISE COMPANY
		By:	/s/ Marie Myers
Marie Myers Executive Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marie Myers, John F. Schultz and David Antczak, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Antonio F. Neri	President, Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2024
Antonio F. Neri
/s/ Marie Myers	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 19, 2024
Marie Myers
/s/ Jeremy K. Cox	Senior Vice President, Controller, and Chief Tax Officer (Principal Accounting Officer)	December 19, 2024
Jeremy K. Cox
/s/ Patricia F. Russo	Chairman	December 19, 2024
Patricia F. Russo
/s/ Pamela L. Carter	Director	December 19, 2024
Pamela L. Carter
/s/ Regina E. Dugan	Director	December 19, 2024
Regina E. Dugan
/s/ Frank A. D’Amelio	Director	December 19, 2024
Frank A. D’Amelio
/s/ Jean M. Hobby	Director	December 19, 2024
Jean M. Hobby
/s/ Raymond J. Lane	Director	December 19, 2024
Raymond J. Lane

/s/ Ann M. Livermore	Director	December 19, 2024
Ann M. Livermore
/s/ Bethany J. Mayer	Director	December 19, 2024
Bethany J. Mayer
/s/ Charles H. Noski	Director	December 19, 2024
Charles H. Noski
/s/ Raymond E. Ozzie	Director	December 19, 2024
Raymond E. Ozzie
/s/ Gary M. Reiner	Director	December 19, 2024
Gary M. Reiner