Form 10-Q
period 2025-01-31
Hewlett Packard Enterprise Co
filed 2025-03-07
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2025
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1701 East Mossy Oaks Road,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip code)
(678)			259-9860
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
7.625% Series C Mandatory Convertible Preferred Stock, par value $0.01 per share	HPEPRC	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Table of Content

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of February 28, 2025 was 1,313,578,244 shares, par value $0.01.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended January 31, 2025

Unless otherwise stated or the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “HPE,” or “the Company” mean Hewlett Packard Enterprise Company and its consolidated subsidiaries.

Table of Content

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries (“Hewlett Packard Enterprise”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words “believe”, “expect”, “anticipate”, “guide”, “optimistic”, “intend”, “aim”, “will”, “estimates”, “may”, “could”, “should” and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections, estimations, or expectations of addressable markets and their sizes, revenue (including annualized revenue run-rate), margins, expenses (including stock-based compensation expenses), investments, effective tax rates, interest rates, the impact of tax law changes and related guidance and regulations, the impact of changes in trade policies and restrictions, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections or estimations of orders, including as-a-service orders; any projections of the amount, timing, or impact of cost savings or restructuring charges; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution and consummation of cost reduction programs, corporate transactions or contemplated acquisitions (including but not limited to our proposed acquisition of Juniper Networks, Inc.) and dispositions (including but not limited to the disposition of shares of H3C Technologies Co., Limited (“H3C”) and the receipt of proceeds therefrom), research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to our products or services; any statements concerning technological and market trends, the pace of technological innovation, and adoption of new technologies, including artificial intelligence-related and other products and services offered by Hewlett Packard Enterprise; any statements regarding current or future macroeconomic trends or events and the impacts of those trends and events on Hewlett Packard Enterprise and our financial performance, including but not limited to supply chain dynamics, heightened global trade barriers or restrictions, demand for our products and services, and access to liquidity, and our actions to mitigate such impacts on our business; the scope and duration of outbreaks, epidemics, pandemics, or public health crises, the ongoing conflicts between Russia and Ukraine and in the Middle East, and the relationship between China and the U.S., and our actions in response thereto, and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any statements regarding future regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues, among others; any statements regarding pending investigations, claims, or disputes including but not limited to the litigation enjoining the closing of the proposed acquisition of Juniper Networks, Inc.; any statements of expectation or belief, including those relating to future guidance and the financial performance of Hewlett Packard Enterprise; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise’s businesses; the competitive pressures faced by Hewlett Packard Enterprise’s businesses; risks associated with executing Hewlett Packard Enterprise’s strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to those mentioned above; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including from public health crises, such as pandemics or epidemics, and geopolitical events, such as those mentioned above); the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution of Hewlett Packard Enterprise’s transformation and mix shift of its portfolio of offerings; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from macroeconomic or geopolitical events, such as those mentioned above; the prospect of a shutdown of the U.S. federal government or dramatic shifts in public sector staffing and resources; the hiring and retention of key employees; the execution, integration, consummation, and other risks associated with business combination, disposition, and investment transactions, including but not limited to the risks associated with the disposition of H3C shares and the receipt of proceeds therefrom and completion of our proposed acquisition of Juniper Networks, Inc. and our ability to integrate and implement our plans, forecasts, and other expectations with respect to the consolidated business; the execution, timing, and results of any cost reduction programs, including estimates and assumptions related to the costs and anticipated benefits of implementing such plans; the impact of changes to privacy, cybersecurity, environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for,

Table of Content

and resolution of, pending investigations, claims, and disputes, including but not limited to the litigation enjoining the closing of the proposed acquisition of Juniper Networks, Inc.; the impacts of legal and regulatory changes and related guidance; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2024 and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	For the three months ended January 31,
	2025	2024
	In millions, except per share amounts
Net Revenue:
Products	$4,970	$3,956
Services	2,698	2,643
Financing income	186	156
Total net revenue	7,854	6,755
Costs and Expenses:
Cost of products (exclusive of amortization shown separately below)	3,762	2,543
Cost of services (exclusive of amortization shown separately below)	1,669	1,636
Financing cost	128	119
Research and development	475	582
Selling, general and administrative	1,268	1,216
Amortization of intangible assets	38	71
Transformation costs	15	20
Acquisition, disposition and other charges	66	43
Total costs and expenses	7,421	6,230
Earnings from operations	433	525
Interest and other, net	39	(88)
Gain on sale of a business	244	—
Earnings from equity interests	17	46
Earnings before provision for taxes	733	483
Provision for taxes	(106)	(96)
Net earnings attributable to HPE	627	387
Preferred stock dividends	(29)	—
Net earnings attributable to common stockholders	$598	$387
Net Earnings Per Share Attributable to Common Stockholders:
Basic	$0.45	$0.30
Diluted	$0.44	$0.29
Weighted-average Shares Used to Compute Net Earnings Per Share:
Basic	1,316	1,301
Diluted	1,409	1,316

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended January 31,
	2025	2024
	In millions
Net earnings attributable to HPE	$627	$387
Other Comprehensive Income (Loss) Before Taxes
Change in Net Unrealized (Losses) Gains on Available-for-sale Securities:
Net unrealized (losses) gains arising during the period	(1)	6
	(1)	6
Change in Net Unrealized Gains (Losses) on Cash Flow Hedges:
Net unrealized gains (losses) arising during the period	270	(204)
Net (gains) losses reclassified into earnings	(213)	114
	57	(90)
Change in Unrealized Components of Defined Benefit Plans:
Amortization of net actuarial loss and prior service benefit	30	34
	30	34
Change in Cumulative Translation Adjustment:	(22)	13
Other Comprehensive Income (Loss) Before Taxes	64	(37)
(Provision) Benefit for Taxes	(14)	13
Other Comprehensive Income (Loss), Net of Taxes	50	(24)
Comprehensive Income	$677	$363

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	January 31, 2025	October 31, 2024
	(Unaudited)	(Audited)
	In millions, except par value and shares
ASSETS
Current Assets:
Cash and cash equivalents	$13,431	$14,846
Accounts receivable, net of allowances	3,450	3,550
Financing receivables, net of allowances	3,771	3,870
Inventory	8,577	7,810
Assets held for sale	—	1
Other current assets	3,783	3,380
Total current assets	33,012	33,457
Property, plant and equipment, net	5,412	5,664
Long-term financing receivables and other assets	12,369	12,616
Investments in equity interests	940	929
Goodwill	18,086	18,086
Intangible assets, net	508	510
Total assets	$70,327	$71,262
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and short-term borrowings	$4,605	$4,742
Accounts payable	10,747	11,064
Employee compensation and benefits	898	1,356
Taxes on earnings	314	284
Deferred revenue	3,905	3,904
Accrued restructuring	46	61
Liabilities held for sale	—	32
Other accrued liabilities	4,389	4,530
Total current liabilities	24,904	25,973
Long-term debt	13,272	13,504
Other non-current liabilities	6,869	6,905
Commitments and Contingencies
HPE Stockholders' Equity:
7.625% Series C mandatory convertible preferred stock, $0.01 par value (30,000,000 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively)	—	—
Common stock, $0.01 par value (9,600,000,000 shares authorized; 1,313,391,109 and 1,297,258,235 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively)	13	13
Additional paid-in capital	29,780	29,848
Accumulated deficit	(1,642)	(2,068)
Accumulated other comprehensive loss	(2,927)	(2,977)
Total HPE stockholders' equity	25,224	24,816
Non-controlling interests	58	64
Total stockholders' equity	25,282	24,880
Total liabilities and stockholders' equity	$70,327	$71,262
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended January 31,
	2025	2024
	In millions
Cash Flows from Operating Activities:
Net earnings attributable to HPE	$627	$387
Adjustments to Reconcile Net Earnings Attributable to HPE to Net Cash (Used in) Provided by Operating Activities:
Depreciation and amortization	599	657
Stock-based compensation expense	154	141
Provision for inventory and credit losses	67	32
Restructuring charges	—	7
Deferred taxes on earnings	(2)	(22)
Earnings from equity interests	(17)	(46)
Gain on sale of a business	(244)	—
H3C divestiture related severance costs	77	—
Other, net	60	72
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Accounts receivable	91	(310)
Financing receivables	317	(190)
Inventory	(811)	(1,461)
Accounts payable	(264)	1,041
Taxes on earnings	49	67
Restructuring	(16)	(78)
Other assets and liabilities	(1,077)	(233)
Net cash (used in) provided by operating activities	(390)	64
Cash Flows from Investing Activities:
Investment in property, plant and equipment and software assets	(528)	(656)
Proceeds from sale of property, plant and equipment	84	96
Purchases of investments	—	(16)
Proceeds from maturities and sales of investments	1	4
Financial collateral posted	—	(439)
Financial collateral received	210	271
Proceeds from sale of a business	210	—
Net cash used in investing activities	(23)	(740)
Cash Flows from Financing Activities:
Short-term borrowings with original maturities less than 90 days, net	9	(17)
Proceeds from debt, net of issuance costs	105	859
Payment of debt	(486)	(515)
Net payments related to stock-based award activities	(169)	(94)
Repurchases of common stock	(52)	(3)
Cash dividends paid to non-controlling interests, net of contributions	(8)	(8)
Cash dividends paid to preferred stockholders	(25)	—
Cash dividends paid to common stockholders	(171)	(169)
Net cash (used in) provided by financing activities	(797)	53
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(43)	14
Change in cash, cash equivalents and restricted cash	(1,253)	(609)
Cash, cash equivalents and restricted cash at beginning of period	15,105	4,581
Cash, cash equivalents and restricted cash at end of period	$13,852	$3,972
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Preferred Stock
For the three months ended January 31, 2025	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2024	1,297,258	$13	30,000	$29,848	$(2,068)	$(2,977)	$24,816	$64	$24,880
Net earnings attributable to HPE					627		627	2	629
Other comprehensive income						50	50		50
Comprehensive income							677	2	679
Stock-based compensation expense				154			154		154
Tax withholding related to vesting of employee stock plans				(192)			(192)		(192)
Issuance of common stock in connection with employee stock plans and other	18,428			18	1		19		19
Repurchases of common stock	(2,295)			(48)	(2)		(50)		(50)
Dividend on preferred stock accrued / declared ($0.95 per preferred share)					(29)		(29)		(29)
Cash dividends declared ($0.13 per share)					(171)		(171)	(8)	(179)
Balance as of January 31, 2025	1,313,391	$13	30,000	$29,780	$(1,642)	$(2,927)	$25,224	$58	$25,282

	Common Stock
For the three months ended January 31, 2024	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2023	1,282,630	$13	$28,199	$(3,946)	$(3,084)	$21,182	$56	$21,238
Net earnings attributable to HPE				387		387	4	391
Other comprehensive loss					(24)	(24)		(24)
Comprehensive income						363	4	367
Stock-based compensation expense			141			141		141
Tax withholding related to vesting of employee stock plans			(122)			(122)		(122)
Issuance of common stock in connection with employee stock plans and other	17,138		21	—		21		21
Repurchases of common stock			—			—		—
Cash dividends declared ($0.13 per share)				(169)		(169)	(8)	(177)
Balance as of January 31, 2024	1,299,768	$13	$28,239	$(3,728)	$(3,108)	$21,416	$52	$21,468
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
Basis of Presentation and Consolidation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”). The Company’s unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated businesses of the Company have been eliminated. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Hewlett Packard Enterprise contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position as of January 31, 2025 and October 31, 2024, its results of operations, cash flows, and statements of stockholders' equity for the three months ended January 31, 2025 and 2024.
The results of operations and the cash flows for the three months ended January 31, 2025 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”) on December 19, 2024.
Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies described in Part II, Item 8, Note 1, “Overview and Summary of Significant Accounting Policies,” of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
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
Hybrid Cloud offers a wide variety of cloud-native and hybrid solutions across storage, private cloud and the infrastructure software-as-a-service (“SaaS”) space. Storage includes data storage and data management offerings with the HPE Alletra Storage portfolio; unstructured data solutions and analytics for AI; data protection and archiving; and storage networking. It also includes AIOps-driven intelligence with HPE InfoSight and HPE CloudPhysics. In private cloud, the HPE GreenLake offerings include new cloud-native offerings and capabilities for virtual machines, containers, and bare metal; a full suite of private cloud offerings that enable customers to self-manage or choose a fully managed experience; and a portfolio of world-class AI infrastructure delivered as-a-service (“aaS”). This segment also provides self-service private cloud on-demand with HPE GreenLake for Private Cloud Business Edition. Infrastructure software includes monitoring and observability for day two operations and beyond through the Company’s acquisition of OpsRamp and unified data access through HPE Ezmeral Data Fabric and analytics suite, which helps move and transform data for use in AI and other applications. Hybrid Cloud segment also includes data lifecycle management and protection through its suite of offerings, including Zerto Disaster Recovery.
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
Segment Policy
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, transformation costs, and acquisition, disposition and other charges. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the CODM.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Segment Operating Results
Segment net revenue and operating results were as follows:

	Server	Hybrid Cloud	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Three months ended January 31, 2025:
Net revenue	$4,271	$1,367	$1,147	$872	$197	$7,854
Intersegment net revenue	19	38	(1)	1	—	57
Total segment net revenue	$4,290	$1,405	$1,146	$873	$197	$7,911
Segment earnings (loss) from operations	$348	$99	$314	$82	$(2)	$841
Three months ended January 31, 2024:
Net revenue(1)	$3,221	$1,231	$1,193	$872	$238	$6,755
Intersegment net revenue	106	42	8	1	—	157
Total segment net revenue(1)	$3,327	$1,273	$1,201	$873	$238	$6,912
Segment earnings (loss) from operations(1)	$379	$51	$353	$74	$(10)	$847

(1)     Effective at the beginning of the first quarter of fiscal 2025, in order to align its segment financial reporting more closely with its current business structure, HPE implemented an organizational change with the transfer of certain managed services, previously reported within the Server reportable segment, to the Hybrid Cloud reportable segment.
    The reconciliation of segment operating results to Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended January 31,
	2025	2024
	In millions
Net Revenue:
Total segments	$7,911	$6,912
Eliminations of intersegment net revenue	(57)	(157)
Total consolidated net revenue	$7,854	$6,755
Earnings Before Taxes:
Total segment earnings from operations	$841	$847
Unallocated corporate costs and eliminations	(61)	(72)
Stock-based compensation expense	(154)	(141)
Amortization of intangible assets	(38)	(71)
Transformation costs	(15)	(20)
Gain on sale of a business	244	—
H3C divestiture related severance costs	(77)	—
Acquisition, disposition and other charges	(63)	(18)
Interest and other, net	39	(88)
Earnings from equity interests	17	46
Total earnings before provision for taxes	$733	$483

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Geographic Information
Net revenue by geographic region was as follows:

	For the three months ended January 31,
	2025	2024
	In millions
Americas:
United States	$2,518	$2,294
Americas excluding United States	874	507
Total Americas	3,392	2,801
Europe, Middle East and Africa	2,680	2,434
Asia Pacific and Japan	1,782	1,520
Total consolidated net revenue	$7,854	$6,755
Note 3: Transformation Programs
Transformation programs are comprised of the Cost Optimization and Prioritization Plan and the HPE Next Plan. The primary elements of both plans were completed by the end of fiscal 2024.
During the third quarter of fiscal 2020, the Company launched the Cost Optimization and Prioritization Plan, which focused on realigning the workforce to areas of growth, a new hybrid workforce model called Edge-to-Office, real estate strategies, and simplifying and evolving the Company’s product portfolio strategy. The transformation costs predominantly related to labor restructuring, non-labor restructuring, IT investments, design and execution charges and real estate initiatives.
During the third quarter of fiscal 2017, the Company launched the HPE Next Plan to put in place a purpose-built company designed to compete and win in the markets where it participates. Through this program, the Company simplified the operating model, and streamlined its offerings, business processes and business systems to improve its strategy execution.
The transformation charges relating to both plans were $15 million and $21 million for the three months ended January 31, 2025 and 2024, respectively.
Restructuring activities related to the Company's employees and infrastructure under the Cost Optimization and Prioritization Plan and HPE Next Plan are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Infrastructure and other
	In millions
Liability as of October 31, 2024	$67	$94	$23
Cash payments	(9)	(5)	(2)
Non-cash items	(3)	(1)	—
Liability as of January 31, 2025	$55	$88	$21
Total costs incurred to date, as of January 31, 2025	$823	$563	$271
Total expected costs to be incurred as of January 31, 2025	$823	$563	$271
The current restructuring liability related to the transformation programs, reported in the Condensed Consolidated Balance Sheets as of January 31, 2025 and October 31, 2024, was $46 million and $61 million, respectively, in Accrued restructuring, and $15 million and $17 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of January 31, 2025 and October 31, 2024, was $103 million and $106 million, respectively.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4: Retirement Benefit Plans
The Company's net pension benefit cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended January 31,
	2025	2024
	In millions
Service cost	$12	$12
Interest cost(1)	89	101
Expected return on plan assets(1)	(149)	(136)
Amortization and Deferrals(1):
Actuarial loss	31	37
Prior service benefit	(1)	(2)
Net periodic benefit (credit) cost	(18)	12
Settlement loss and special termination benefits(1)	—	1
Total net benefit (credit) cost	$(18)	$13

(1)These non-service components were included in Interest and other, net in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
For the three months ended January 31, 2025 and 2024, the Company recorded income tax expense of $106 million and $96 million, respectively, which reflects an effective tax rate of 14.5% and 19.9%, respectively. The effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but is also impacted by discrete tax adjustments during each fiscal period.
For the three months ended January 31, 2025, the Company recorded $17 million of net income tax benefits related to various items discrete to the period. The amount primarily included $30 million of net excess tax benefits related to stock-based compensation and $10 million of net income tax benefits related to acquisition, disposition and other charges, partially offset by $22 million of net income tax charges resulting from the gain on the CTG divestiture.
For the three months ended January 31, 2024, the Company recorded immaterial net income tax charges related to various items discrete to the period.
Uncertain Tax Positions
As of January 31, 2025 and October 31, 2024, the amount of unrecognized tax benefits was $717 million and $724 million, respectively, of which up to $337 million and $344 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods.
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in Provision for taxes in the Condensed Consolidated Statements of Earnings. As of January 31, 2025 and October 31, 2024, the Company had accrued $57 million and $58 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. The Company is no longer subject to U.S. federal tax audits for years prior to 2017. The Internal Revenue Service (“IRS”) is conducting audits of the Company's fiscal 2017 through 2022 U.S. federal income tax returns. Subsequent to the close of the first quarter of fiscal 2025, the IRS issued a Revenue Agent Report (“RAR”) with which the Company agreed. The final determination will not result in a material impact to the Company’s financial statements. The audit cycle for fiscal 2017 through 2019 will be considered effectively settled during the second quarter of fiscal 2025 resulting in a reduction of existing unrecognized tax benefits of approximately $358 million. A significant majority of these unrecognized tax benefits relates

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
either to adjustments to foreign tax credits that carry a full valuation allowance or to the timing of intercompany royalty revenue recognition, neither of which will affect the Company’s effective tax rate. The IRS audit for fiscal 2020 through 2022 remains open.
With respect to major state and foreign tax jurisdictions, the Company is no longer subject to tax authority examinations for years prior to 2005. Additionally, it is reasonably possible that certain foreign and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions and other matters; accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits for these matters may be reduced by an amount up to $5 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2025	October 31, 2024
	In millions
Deferred tax assets	$2,379	$2,396
Deferred tax liabilities	(391)	(373)
Deferred tax assets net of deferred tax liabilities	$1,988	$2,023
Note 6: Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash

	As of
	January 31, 2025	October 31, 2024
	In millions
Cash and cash equivalents	$13,431	$14,846
Restricted cash(1)	421	259
Total	$13,852	$15,105

(1)    The Company included restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
Inventory

	As of
	January 31, 2025	October 31, 2024
	In millions
Purchased parts and fabricated assemblies	$6,191	$5,441
Finished goods	2,386	2,369
Total	$8,577	$7,810
The Company values inventory at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. At each reporting period, the Company assesses the value of its inventory and writes down the cost of inventory to its net realizable value if required, for estimated excess or obsolescence. Factors influencing these adjustments include changes in future demand forecasts, market conditions, technological changes, product life-cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If in any period the Company anticipates a change in those factors to be less favorable than its previous estimates, additional inventory write-downs may be required and could materially impact gross margin. The write down for excess or obsolescence is charged to the provision of inventory, which is a component of Cost of Products and Cost of Services in the Condensed Consolidated Statements of Earnings. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Property, Plant and Equipment, net

	As of
	January 31, 2025	October 31, 2024
	In millions
Land	$66	$66
Buildings and leasehold improvements	1,720	1,696
Machinery and equipment, including equipment held for lease	10,250	10,392
Gross property, plant and equipment	12,036	12,154
Accumulated depreciation	(6,624)	(6,490)
Property, plant and equipment, net	$5,412	$5,664
Supplier Financing Arrangements
The Company enters into supplier financing arrangements with external financial institutions. Under these arrangements, suppliers can choose to settle outstanding payment obligations at a discount. The Company holds no economic interest in suppliers' participation, nor does it provide guarantees or pledge assets under these arrangements. Invoices are settled with the financial institutions based on the original supplier payment terms. These arrangements do not alter the Company's rights and obligations towards suppliers, including scheduled payment terms. Liabilities associated with the funded participation in these arrangements, are presented within Accounts Payable on the Consolidated Balance Sheets, amounted to $475 million, and $466 million as of January 31, 2025 and October 31, 2024, respectively.
Warranties
The Company's aggregate product warranty liabilities and changes for the three months ended January 31, 2025, and the fiscal year ended October 31, 2024 were as follows:

	As of
	January 31, 2025	October 31, 2024
	In millions
Balance at beginning of period	$301	$318
Charges	46	173
Adjustments related to pre-existing warranties	—	(5)
Settlements made	(46)	(185)
Balance at end of period(1)	$301	$301

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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	January 31, 2025	October 31, 2024
	In millions
Accounts receivable	$3,154	$3,236
Unbilled receivables	305	324
Allowances	(9)	(10)
Total	$3,450	$3,550
The allowances for credit losses related to accounts receivable and changes for the three months ended January 31, 2025, and the fiscal year ended October 31, 2024 were as follows:

	As of
	January 31, 2025	October 31, 2024
	In millions
Balance at beginning of period	$10	$37
Provision for credit losses	3	41
Adjustments to existing allowances, including write offs	(4)	(68)
Balance at end of period	$9	$10
Sale of Trade Receivables
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For the three months ended January 31, 2025, the Company sold $0.9 billion and for the fiscal year ended October 31, 2024, the Company sold $3.1 billion of trade receivables. The Company recorded an obligation of $53 million and $62 million within Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of January 31, 2025 and October 31, 2024, respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities and Remaining Performance Obligations
Contract liabilities consist of deferred revenue and customer deposits. A summary of contract liabilities were as follows:

		As of
		January 31, 2025	October 31, 2024
	Location	In millions
Customer deposits	Other accrued liabilities	$351	$289
Customer deposits - non-current	Other non-current liabilities	58	7
Total customer deposits		$409	$296

Deferred revenue	Deferred revenue	$3,905	$3,904
Deferred revenue - non-current	Other non-current liabilities	3,589	3,578
Total deferred revenue		$7,494	$7,482
For the three months ended January 31, 2025, approximately $1.1 billion of revenue was recognized relating to contract liabilities recorded as of October 31, 2024.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency. As of January 31, 2025, the aggregate amount of deferred revenue, was $7.5 billion. The Company expects to recognize approximately 41% of this balance over fiscal 2025 with the remainder to be recognized thereafter. The Company receives payments in advance of completion of its contractual obligations, these payments are considered customer deposits. As customer acceptance milestones are met, the Company will recognize revenue and reduce the amount of contract liabilities. As of January 31, 2025, the aggregate amount of customer deposits was $409 million. The Company expects to recognize $351 million over the next twelve months and the remaining balance thereafter.
Costs to Obtain a Contract
As of January 31, 2025, the current and non-current portions of the capitalized costs to obtain a contract were $88 million and $136 million, respectively. As of October 31, 2024, the current and non-current portions of the capitalized costs to obtain a contract were $88 million and $136 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheets. For the three months ended January 31, 2025 and 2024, the Company amortized $27 million and $26 million, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Earnings.
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

	As of
	January 31, 2025	October 31, 2024
	In millions
Minimum lease payments receivable	$9,899	$10,266
Unguaranteed residual value	626	599
Unearned income	(1,210)	(1,218)
Financing receivables, gross	9,315	9,647
Allowance for credit losses	(202)	(194)
Financing receivables, net	9,113	9,453
Less: current portion	(3,771)	(3,870)
Amounts due after one year, net	$5,342	$5,583
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. For the three months ended January 31, 2025 and the fiscal year ended October 31, 2024, the Company sold $124 million and $93 million of financing receivables, respectively.

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
The credit risk profile of gross financing receivables, based on internal risk ratings as of January 31, 2025, presented on amortized cost basis by year of origination was as follows:

	As of January 31, 2025
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2025	$320	$180	$3
2024	2,621	1,116	26
2023	1,629	852	53
2022	980	548	44
2021 and prior	445	385	113
Total	$5,995	$3,081	$239
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of January 31, 2025 and October 31, 2024 and the respective changes for the three and twelve months then ended were as follows:

	As of
	January 31, 2025	October 31, 2024
	In millions
Balance at beginning of period	$194	$243
Provision for credit losses	21	50
Adjustment to the existing allowance	—	(4)
Write-offs	(13)	(95)
Balance at end of period	$202	$194

Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	January 31, 2025	October 31, 2024
	In millions
Billed:(1)
Current 1-30 days	$305	$334
Past due 31-60 days	33	29
Past due 61-90 days	23	12
Past due > 90 days	86	79
Unbilled sales-type and direct-financing lease receivables	8,868	9,193
Total gross financing receivables	$9,315	$9,647
Gross financing receivables on non-accrual status(2)	$225	$214
Gross financing receivables 90 days past due and still accruing interest(2)	$96	$82

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
The following table presents amounts included in the Condensed Consolidated Statements of Earnings related to lessor activity:

		For the three months ended January 31,
		2025	2024
	Location	In millions
Interest income from sales-type leases and direct financing leases	Financing Income	$186	$156
Lease income from operating leases	Services	547	599
Total lease income		$733	$755
Variable Interest Entities
The Company has issued asset-backed debt securities under a fixed-term securitization program to private investors. The asset-backed debt securities are collateralized by the U.S. fixed-term financing receivables and leased equipment in the offering, which is held by a Special Purpose Entity (“SPE”). The SPE meets the definition of a Variable Interest Entity (“VIE”) and is consolidated, along with the associated debt, into the Condensed Consolidated Financial Statements as the Company is the

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
primary beneficiary of the VIE. The SPE is a bankruptcy-remote legal entity with separate assets and liabilities. The purpose of the SPE is to facilitate the funding of customer receivables and leased equipment in the capital markets.
The Company’s risk of loss related to securitized receivables and leased equipment is limited to the amount by which the Company’s right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities.
The following table presents the assets and liabilities held by the consolidated VIE as of January 31, 2025 and October 31, 2024, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of
	January 31, 2025	October 31, 2024
Assets held by VIE:	In millions
Other current assets	$140	$189
Financing receivables
Short-term	795	872
Long-term	913	1,079
Property, plant and equipment, net	856	1,033
Liabilities held by VIE:
Notes payable and short-term borrowings, net of unamortized debt issuance costs	1,242	1,433
Long-term debt, net of unamortized debt issuance costs	$757	$965
For the three months ended January 31, 2025, the Company did not transfer any financing receivables and leased equipment via securitization through the SPE. For the fiscal year ended October 31, 2024, financing receivables and leased equipment transferred via securitization through the SPE were $1.2 billion and $0.6 billion, respectively.
Note 8: Acquisitions and Dispositions
Proposed Acquisition of Juniper Networks, Inc.
On January 9, 2024, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) under which HPE will acquire Juniper Networks, Inc. (“Juniper Networks”) in an all-cash transaction for $40.00 per share, representing an equity value of approximately $14 billion (the “Merger”). The transaction was unanimously approved by the boards of directors of both companies. On April 2, 2024, Juniper Networks stockholders approved the transaction. The closing of the transaction remains subject to receipt of regulatory approvals and satisfaction of other customary closing conditions. On January 30 2025, the Antitrust Division of the United States Department of Justice (the “DOJ”) filed a complaint in the United States District Court for the Northern District of California, seeking to enjoin the closing of the Merger, alleging that the Merger is likely to substantially lessen competition in violation of Section 7 of the Clayton Act. On February 10, 2025, HPE and Juniper Networks filed answers to the DOJ’s complaint, disputing these claims. Trial is scheduled to begin on July 9, 2025. We intend to vigorously defend the litigation. A $815 million termination fee will be payable by the Company to Juniper Networks if the transaction is terminated under certain circumstances, including due to the Company’s breach of the Merger Agreement or the failure to obtain certain regulatory approvals.
The transaction is expected to be funded based on senior unsecured delayed draw term loans from a syndicate of banks, the post-tax proceeds from the Company’s sale to Unisplendour International Technology Limited of 30% of the total issued share capital of H3C Technologies Co., Limited (“H3C”), the net proceeds (including after repayments of maturing debt) of its September 2024 issuances of senior unsecured notes and 7.625% Series C Mandatory Convertible Preferred Stock (“Preferred Stock”), and cash on the balance sheet. In September 2024, the Company issued $9.0 billion of senior unsecured notes and $1.5 billion of Preferred Stock, the net proceeds of which the Company intends to use to fund a portion of the consideration for the acquisition of Juniper Networks and for other general corporate purposes. If the proposed transaction is terminated, the senior unsecured notes and Preferred Stock will be treated as follows:

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
•If (i) the proposed acquisition of Juniper Networks does not close on or before the later of (a) the date that is five business days after October 9, 2025 and (b) the date that is five business days after any later date to which Juniper Networks and HPE may agree to extend the “End Date” (as defined in the Merger Agreement) or (ii) HPE notifies the trustee of such notes that HPE will not pursue the consummation of the proposed acquisition of Juniper Networks, HPE shall be required to redeem $6.5 billion of these senior unsecured notes.
•If (i) the proposed acquisition of Juniper Networks does not close on or before the later of (a) the date that is five business days after October 9, 2025 and (b) the date that is five business days after any later date to which Juniper Networks and HPE may agree to extend the “End Date” (as defined in the Merger Agreement) or (ii) HPE notifies the holders of the Preferred Stock in writing that HPE will not pursue the consummation of the proposed acquisition of Juniper Networks, HPE may, at its option, redeem the Preferred Stock, in whole but not in part.
Disposition of Communications Technology Group (“CTG”)
On May 23, 2024, HPE announced plans to divest the CTG business to HCL Tech. CTG was included in the Communications and Media Solutions business, which was reported in the Corporate Investments and Other segment. This divestiture includes the platform-based software solutions portions of the CTG portfolio, including systems integration, network applications, data intelligence, and the business support systems groups. On December 1, 2024, the Company completed the disposition of CTG. The Company received net proceeds of $210 million and recognized a gain of $244 million included in Gain on sale of a business in the Condensed Consolidated Statements of Earnings.
Note 9: Goodwill
Goodwill is tested for impairment at the reporting unit level. As of November 1, 2024, the Company reassessed its reporting units and determined that the former Compute and High Performance Computing & Artificial Intelligence reporting units (within the Server segment) met the criteria to qualify as a single Server reporting unit. As of January 31, 2025, the Company's reporting units are consistent with the reportable segments identified in Note 2, “Segment Information”, with the exception of Corporate Investments and Other, which contains the A & PS reporting unit. The following table represents the carrying value of goodwill, by reportable segment as of January 31, 2025 and October 31, 2024.

	Server	Hybrid Cloud	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Balance as of October 31, 2024 and January 31, 2025(1)	$10,194	$4,839	$2,909	$144	$—	$18,086

(1)     Goodwill is net of accumulated impairment losses of $1.8 billion, which decreased by $0.1 billion from October 31, 2024, due to the disposition of CTG (the Communications and Media Solutions reporting unit).
Goodwill is tested annually for impairment, as of the first day of the fourth quarter, at the reporting unit level. Additionally, an interim impairment test was performed as of November 1, 2024 based on organizational changes impacting the Hybrid Cloud and Server reporting units. The interim impairment test did not result in an impairment of goodwill. The excess of fair value over carrying amount for the Hybrid Cloud reporting unit was 6%. In order to evaluate the sensitivity of the estimated fair value of the reporting units in the goodwill impairment test, the Company applied a 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease, Hybrid Cloud did not have an excess of fair value over carrying value.
The Hybrid Cloud reporting unit has goodwill of $4.8 billion as of January 31, 2025. Although the Hybrid Cloud business is on a positive trajectory, the Company is managing both a sales model transition and product transition within this business. The Company’s product model transition is to a more cloud-native, software-defined platform with HPE Alletra. Translating this growth to revenue and operating income will take time because a greater mix of high margin business, such as ratable software and services, are deferred and recognized in future periods. If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or if the Company has significant or sustained decline in its stock price, it is possible its estimates about the Hybrid Cloud reporting unit's ability to successfully address the current challenges may change, which could result in the carrying value of the Hybrid Cloud reporting unit exceeding its estimated fair value and potential impairment charges.

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
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2025				As of October 31, 2024
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$619	$—	$619	$—	$601	$—	$601
Money market funds	11,266	—	—	11,266	12,639	—	—	12,639
Equity investments	—	—	92	92	—	—	88	88
Foreign bonds	—	97	1	98	—	102	1	103
Other debt securities (1)	—	—	14	14	—	—	14	14
Derivative Instruments:
Foreign exchange contracts	—	458	—	458	—	299	—	299
Other derivatives	—	2	—	2	—	—	—	—
Total assets	$11,266	$1,176	$107	$12,549	$12,639	$1,002	$103	$13,744
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$43	$—	$43	$—	$58	$—	$58
Foreign exchange contracts	—	84	—	84	—	103	—	103
Other derivatives	—	—	—	—	—	2	—	2
Total liabilities	$—	$127	$—	$127	$—	$163	$—	$163

(1) Available-for-sale debt securities with carrying values that approximate fair value.
Other Fair Value Disclosures
Short-Term and Long-Term Debt: As of January 31, 2025, the estimated fair value of the Company's short-term and long-term debt approximated its carrying value of $17.9 billion. As of October 31, 2024, the estimated fair value and carrying value of the Company's short-term and long-term debt was $18.3 billion and $18.2 billion, respectively. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-Recurring Fair Value Measurements
Equity Investments without Readily Determinable Fair Value: Equity investments are recorded at cost and measured at fair value when they are deemed to be impaired or when there is an adjustment from observable price changes. For the three months ended January 31, 2025 and 2024, the Company recognized a realized net loss of $2 million resulting from an impairment and an unrealized net loss of $7 million, respectively, on these investments. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy. For investments still held as of January 31, 2025, the cumulative upward adjustments for observable price changes was $82 million and cumulative downward adjustments for observable price changes and impairments was $89 million. Refer to Note 11 “Financial Instruments,” for further information about equity investments.
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
Note 11: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of January 31, 2025			As of October 31, 2024
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value
	In millions
Cash Equivalents:
Time deposits	$619	$—	$619	$601	$—	$601
Money market funds	11,266	—	11,266	12,639	—	12,639
Total cash equivalents	11,885	—	11,885	13,240	—	13,240
Available-for-sale Debt Investments:
Foreign bonds	97	1	98	101	2	103
Other debt securities	8	6	14	8	6	14
Total available-for-sale debt investments	105	7	112	109	8	117
Total cash equivalents and available-for-sale debt investments	$11,990	$7	$11,997	$13,349	$8	$13,357
As of January 31, 2025 and October 31, 2024, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside of the U.S. as of January 31, 2025 and October 31, 2024. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of January 31, 2025
	Amortized Cost	Fair Value
	In millions
Due in more than five years	$105	$112
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The carrying amount of those non-marketable equity investments accounted for under the fair value option was $92 million and $88 million as of January 31, 2025 and October 31, 2024, respectively. For the three months ended January 31, 2025 and 2024, the Company recognized an unrealized gain of $4 million and an unrealized loss of $54 million, respectively, on these investments. This amount is reflected in Interest and other, net in the Condensed Consolidated Statements of Earnings.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $198 million and $200 million as of January 31, 2025 and October 31, 2024, respectively. For the three months ended January 31, 2025 and 2024, the Company recognized a realized net loss of $2 million resulting from an impairment and an unrealized net loss of $7 million, respectively, on these investments. These amounts are reflected in Interest and other, net in the Condensed Consolidated Statements of Earnings.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of January 31, 2025					As of October 31, 2024
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives Designated as Hedging Instruments
Fair Value Hedges:
Interest rate contracts	$2,500	$—	$—	$43	$—	$2,500	$—	$—	$58	$—
Cash Flow Hedges:
Foreign currency contracts	7,788	221	108	15	11	7,809	107	59	31	25
Net Investment Hedges:
Foreign currency contracts	1,941	52	49	7	6	1,986	38	44	12	13
Total derivatives designated as hedging instruments	12,229	273	157	65	17	12,295	145	103	101	38
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	7,661	22	6	42	3	5,528	46	5	18	4
Other derivatives	164	2	—	—	—	147	—	—	2	—
Total derivatives not designated as hedging instruments	7,825	24	6	42	3	5,675	46	5	20	4
Total derivatives	$20,054	$297	$163	$107	$20	$17,970	$191	$108	$121	$42
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of January 31, 2025
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$460	$—	$460	$116	$274	(1)	$70
Derivative liabilities	$127	$—	$127	$116	$1	(2)	$10

	As of October 31, 2024
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$299	$—	$299	$138	$90	(1)	$71
Derivative liabilities	$163	$—	$163	$138	$27	(2)	N/A

(1)Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of January 31, 2025, $1 million of collateral posted was entirely through the re-use of counterparty collateral. As of October 31, 2024, $27 million of collateral posted was entirely through the re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	As of		As of
	January 31, 2025	October 31, 2024	January 31, 2025	October 31, 2024
In millions
Notes payable and short-term borrowings	$(2,456)	$(2,440)	$43	$58

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income (“OCI”) were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the three months ended January 31,
	2025	2024
	In millions
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts	$270	$(204)
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts	43	(39)
Total	$313	$(243)
As of January 31, 2025, the Company expects to reclassify an estimated net accumulated other comprehensive gain of approximately $71 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The following table represents the pre-tax effect of derivative instruments on total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges and derivatives not designated as hedging instruments are recorded:

	Gains (Losses) Recognized in Income
	For the three months ended January 31,
	2025		2024
	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net
	In millions
Total net revenue and interest and other, net	$7,854	$39	$6,755	$(88)
Gains (Losses) on Derivatives in Fair Value Hedging Relationships:
Interest Rate Contracts
Hedged items	$—	$(15)	$—	$(47)
Derivatives designated as hedging instruments	—	15	—	47
Gains (Losses) on Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	44	170	24	(138)
Interest Rate Locks
Amount of losses reclassified from accumulated other comprehensive income into income	—	(1)	—	—
Gains (Losses) on Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	—	54	—	(44)
Other derivatives	—	4	—	4
Total gains (losses)	$44	$227	$24	$(178)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-term debt were as follows:

	As of
	January 31, 2025	October 31, 2024
	In millions
Current portion of long-term debt(1)	$3,810	$3,969
Commercial paper	665	649
Notes payable to banks, lines of credit and other	130	124
Total notes payable and short-term borrowings	4,605	4,742
Long-term debt	13,272	13,504
Total	$17,877	$18,246

(1)    As of January 31, 2025, the Current portion of long-term debt, net of discount and issuance costs, included $1.2 billion associated with the asset-backed debt securities issued by the Company.
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, “the Parent Programs”, and a wholly-owned subsidiary maintains a third program. The Parent Program in the U.S. provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. The Parent Program outside the U.S. provides for the issuance of commercial paper denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of January 31, 2025 and October 31, 2024, no borrowings were outstanding under the Parent Programs. As of January 31, 2025 and October 31, 2024, $665 million and $649 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
In September 2024, the Company terminated its prior senior unsecured revolving credit facility that was entered into in December 2021, and entered into a new senior unsecured revolving credit facility with an aggregate lending commitment of $5.25 billion for a period of five years. The commitment comprised of (i) $4.75 billion of commitments available immediately and (ii) $500 million of commitments available from and subject to the closing of the proposed acquisition of Juniper Networks and refinancing of Juniper Networks’ credit agreement in connection with the closing of such proposed acquisition. As of January 31, 2025 and October 31, 2024, no borrowings were outstanding under this credit facility.
Uncommitted Credit Facility
The Company maintains an uncommitted short-term advance facility with Societe Generale that was entered into in September 2023 with a principal amount of up to $500 million for a period of 5 years. As of January 31, 2025 and October 31, 2024, no borrowings were outstanding under this credit facility.
Juniper Acquisition Financing
In September 2024, the Company entered into term loan agreements with JPMorgan Chase Bank, N.A, Citibank, N.A., and Mizuho Bank, Ltd. for approximately $12.0 billion of senior unsecured delayed draw term loan facilities, comprised of an approximately $9.0 billion 364-day tranche and a $3.0 billion three-year tranche, subject to customary conditions. The Company has since further reduced the commitments under the 364-day term loan to $1.0 billion. Unless previously terminated, commitments under both the 364-day term loan and the three-year term loan will terminate upon the earliest of (i) five business

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
days after the Juniper Outside Date (as defined in such term loan agreements), (ii) the occurrence of the closing of the acquisition of Juniper Networks without the funding of any borrowings under either of the term loan agreements, and (iii) the termination of the Merger Agreement by HPE in writing in accordance with its terms. As of January 31, 2025, no borrowings were outstanding under these agreements.
Note 13: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of January 31, 2025, and changes for the three months ended January 31, 2025 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized (losses) gains on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$8	$(16)	$(2,342)	$(627)	$(2,977)
Other comprehensive (loss) income before reclassifications	(1)	270	—	(22)	247
Reclassifications of (gains) losses into earnings	—	(213)	30	—	(183)
Tax (provision) benefit	—	(10)	(5)	1	(14)
Balance at end of period	$7	$31	$(2,317)	$(648)	$(2,927)

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

Share Repurchase Program
For the three months ended January 31, 2025, the Company repurchased and settled 2.4 million shares under its share repurchase program through open market repurchases, which included 0.1 million shares that were unsettled open market repurchases as of October 31, 2024. As of January 31, 2025, the Company did not have any unsettled open market repurchases. Shares repurchased for the three months ended January 31, 2025 were recorded as a $50 million reduction to stockholders' equity. As of January 31, 2025, the Company had a remaining authorization of approximately $0.8 billion for future share repurchases.
Note 14: Net Earnings Per Share
The Company calculates basic net earnings per share (“EPS”) using net earnings and the weighted-average number of shares outstanding during the reporting period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the three months ended January 31,
	2025	2024
	In millions, except per share amounts
Numerator:
Net earnings attributable to common stockholders - Basic	$598	$387
Plus: 7.625% Series C mandatory convertible preferred stock dividends	29	—
Net earnings - Diluted	$627	$387
Denominator:
Weighted-average shares used to compute basic net EPS	1,316	1,301
Dilutive effect of employee stock plans(1)	17	15
Dilutive effect of 7.625% Series C mandatory convertible preferred stock(1)	76	—
Weighted-average shares used to compute diluted net EPS	1,409	1,316
Net Earnings per Share:
Basic	$0.45	$0.30
Diluted	$0.44	$0.29
Anti-dilutive weighted-average stock awards(2)	6	1

(1)The impact of dilutive effect of employee stock plans is calculated under the treasury stock method, and the impact of dilutive effect of the Preferred Stock is calculated under the if-converted method.
(2)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 15: Litigation, Contingencies, and Commitments
Litigation
The Company and certain of its subsidiaries are involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the “Separation and Distribution Agreement”) entered into in connection with HPE's spin-off from HP Inc. (formerly known as “Hewlett-Packard Company”) (the “Separation”), HPE and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. HPE records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. HPE reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, HPE believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. HPE believes it has recorded adequate provisions for any such matters and, as of January 31, 2025, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Litigation, Proceedings, and Investigations
Department of Justice Action on the Proposed Acquisition of Juniper Networks. As previously disclosed, on January 9, 2024, HPE entered into the Merger Agreement with Juniper Networks and Jasmine Acquisition Sub, Inc., providing for the acquisition of Juniper by HPE. Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Act and certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment laws and the absence of any order, injunction, or other order or law prohibiting the Merger or making the closing of the Merger illegal. On January 30, 2025, the Antitrust Division of the United States Department of Justice (the “DOJ”) filed a complaint in the United States District Court for the Northern District of California, seeking to enjoin the closing of the Merger, alleging that the Merger is likely to substantially lessen competition in violation of Section 7 of the Clayton Act. On February 10, 2025, HPE and Juniper Networks filed answers to the DOJ’s complaint, disputing these claims. Trial is scheduled to begin on July 9, 2025. The consummation of the Merger has been delayed by the DOJ action, and could ultimately be prevented if HPE and Juniper Networks are unsuccessful in defending against or settling the DOJ action.
India Directorate of Revenue Intelligence Proceedings. On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the “DRI”) issued notices to Hewlett-Packard India Sales Private Ltd (“HP India”), a subsidiary of HP Inc., seven HP India employees and one former HP India employee alleging that HP India underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products-related notices affirming duties and penalties against HP India and the named individuals for approximately $386 million (plus interests). On April 20, 2012, the Commissioner issued an order on the spare parts-related notice affirming duties and penalties against HP India and certain of the named individuals for approximately $17 million. HP India filed appeals of the Commissioner's orders before the Customs Tribunal. The Customs Department filed cross-appeals before the Customs Tribunal. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to return the matter to the Commissioner on procedural grounds. After multiple delays and postponements over the last decade, the Customs Tribunal has scheduled the cross-appeals for final hearing on April 21-25, 2025. The Company expects a ruling from the Customs Tribunal in fiscal 2025. Either party may appeal the ruling to the India Supreme Court.
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
The maximum potential future payments under performance guarantees and financing arrangements was $279 million as of January 31, 2025.
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
Note 16: Subsequent Events
On March 6, 2025, the Board of Directors approved a cost reduction program (the "Program") intended to reduce structural operating costs and continue advancing the Company's ongoing commitment to profitable growth. The Program is expected to be implemented through fiscal year 2026 and deliver gross savings of approximately $350 million by fiscal year 2027 through reductions in the Company's workforce.
In order to achieve this level of cost savings, HPE estimates cash charges of approximately $350 million over the next two years in connection with the Program, with approximately $250 million to be incurred in fiscal year 2025, and the remaining $100 million to be incurred in the fiscal year 2026.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The estimates of the duration of the Program, the charges and expenditures that HPE expects to incur in connection therewith, and the timing thereof are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section, we use the terms “Hewlett Packard Enterprise”, “HPE”, the “Company”, “we”, “us” and “our” to refer to Hewlett Packard Enterprise Company.
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
The financial discussion and analysis in the following MD&A compares the three months ended January 31, 2025 to the comparable prior-year period and where appropriate, as of January 31, 2025, unless otherwise noted.
This MD&A is organized as follows:
•Trends and Uncertainties. A discussion of material events and uncertainties known to management, such as the mixed macroeconomic environment of supply chain constraints (though easing) and heightening global trade restrictions, uneven demand across our portfolio, increased demand for and adoption of new technologies, conservative customer spending environment (though recovering), persistent inflation, foreign exchange pressures, recent tax developments, competitive pricing pressures, and proposed acquisition of Juniper Networks, Inc. (“Juniper Networks”).
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
TRENDS AND UNCERTAINTIES
During the first three months of fiscal 2025, the effects of the evolving macroeconomic environment on demand persisted and certain significant developments impacted our operations, as follows:
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
Macroeconomic Uncertainty: The effect of the evolving macroeconomic environment has been impacting industry-wide demand, as customers take longer to work through prior orders and have been adopting a more conservative approach to discretionary IT spending. This has resulted in uneven demand across our portfolio and geographies, particularly for certain of our hardware offerings, as customers have focused investments on modernizing infrastructure, such as migrating to cloud-based offerings, including our own. Additionally, there is growing uncertainty surrounding U.S. trade policy and import/export regulations, which may, in turn, result in trading partners enacting reciprocally restrictive trade policies and measures. These may enhance global trade uncertainty and contribute to higher prices of components and end products and services. We expect such mixed macroeconomic environment to largely continue and possibly limit revenue and margin growth in the near term.
Supply Chain: We experienced supply chain constraints for certain components, including graphics processing units, (“GPUs”) and accelerated processing units. Though, they have since eased, in part due to increased availability of supply and lower material and logistics costs, the future is uncertain due to forthcoming shifts in U.S. trade policy, which may impact our ability to import and export components and finished products and the costs of doing so. Logistics costs decreased from previously elevated levels as a result of declines in both expedited shipments and overall rate costs in the freight network; however, these costs may rise with the aforementioned changes in trade policies. We have, in fact, been experiencing higher-than-normal inventory levels, primarily due to customers transitioning to the next generation of GPUs, our securing supply ahead of demand, and longer customer acceptance timelines on AI-related orders; we expect this trend to continue in the medium term. We have experienced, and expect to continue experiencing, rising input component costs, which may exacerbate due to the global trade uncertainties referenced above, and a competitive pricing environment, which may impact our financial results. We plan to mitigate the impact of these dynamics through continued disciplined cost and pricing management and supply chain diversification.
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
Public Sector: We have a number of engagements with various public sector entities, including the U.S. federal government and its agencies, as direct or indirect customers of our IT services and hardware. Significant staffing and resource reductions at certain public sector entities create an uncertain environment and as a result, our financial results may be impacted in the near term.
Recent Tax Developments: The Organisation for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. To date, 59 countries have enacted portions, or all, of the OECD proposal and a further 7 countries have drafted, or have announced an intent to draft, legislation enacting the proposed rules. Where enacted, the rules are effective for us beginning in fiscal 2025. Under US GAAP, the OECD Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. The adoption and effective dates of these rules may vary by

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes. We do not expect a material impact to our fiscal 2025 results.
The Internal Revenue Service (“IRS”) is conducting audits of our fiscal 2017 through 2022 U.S. federal income tax returns. Subsequent to the close of the first quarter of fiscal 2025, the IRS issued a Revenue Agent Report (“RAR”) with which we agreed. The final determination will not result in a material impact to our financial statements. The audit cycle for fiscal 2017 through 2019 will be considered effectively settled during the second quarter of fiscal 2025 resulting in a reduction of existing unrecognized tax benefits of approximately $358 million. A significant majority of these unrecognized tax benefits relates either to adjustments to foreign tax credits that carry a full valuation allowance or to the timing of intercompany royalty revenue recognition, neither of which will affect our effective tax rate. The IRS audit for fiscal 2020 through 2022 remains open.
Other Trends and Uncertainties: The impacts of geopolitical volatility (including the ongoing conflict in the Middle East and in Ukraine and the relationship between China and the U.S.) may impact our operations, financial performance, and ability to conduct business in some non-U.S. markets. We have also entered into contracts for the sale of certain products and services that reflect heavier-than-normal discounting due to competitive pressures, which have resulted in lower margins than expected, and we expect will continue to negatively impact our margins in the near to medium term. We are monitoring and seeking to mitigate these risks with adjustments to our manufacturing, supply chain, distribution networks, pricing and discounting practices. We remain focused on executing our key strategic priorities, building long-term value creation for our stakeholders, and addressing our customers’ needs while continuing to make prudent decisions in response to the environment.
Proposed Acquisition of Juniper Networks, Inc: On January 9, 2024, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) under which we will acquire Juniper Networks in an all-cash transaction for $40.00 per share (the “Merger”), representing an equity value of approximately $14 billion. On April 2, 2024, Juniper Networks stockholders approved the transaction. The transaction is expected to be funded based on senior unsecured delayed draw term loans from a syndicate of banks, the post-tax proceeds from our sale to Unisplendour International Technology Limited (“UNIS”) of 30% of the total issued share capital of H3C Technologies Co., Limited (“H3C”), the net proceeds (including after repayments of maturing debt) of our September 2024 issuances of senior unsecured notes and the 7.625% Series C Mandatory Convertible Preferred Stock (the “Preferred Stock”), and cash on the balance sheet. The closing of the transaction remains subject to receipt of regulatory approvals and satisfaction of other customary closing conditions. On January 30 2025, the Antitrust Division of the United States Department of Justice (the “DOJ”) filed a complaint in the United States District Court for the Northern District of California, seeking to enjoin the closing of the Merger, alleging that the Merger is likely to substantially lessen competition in violation of Section 7 of the Clayton Act. On February 10, 2025, HPE and Juniper Networks filed answers to the DOJ’s complaint, disputing these claims. Trial is scheduled to begin on July 9, 2025. While we intend to vigorously defend the litigation, an unfavorable ruling could ultimately prevent the closing of the Merger, thereby adversely impacting our ability to achieve the intended benefits of the Merger, which could, in turn, have an adverse impact on our business, financial condition, and results of operations.
For further information about the Merger, refer to Note 8, “Acquisitions and Dispositions” to the Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, and for further discussion about the risks related to the Merger, see the section titled “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2024, as modified by the risk statements in the section titled “Risk Factors” in Item 1A of Part II of this Quarterly Report.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Our operations are organized into five reportable segments for financial reporting purposes: Server, Hybrid Cloud, Intelligent Edge, Financial Services (“FS”), and Corporate Investments and Other. Effective at the beginning of the first quarter of fiscal 2025, in order to align its segment financial reporting more closely with its current business structure, HPE implemented an organizational change with the transfer of certain managed services, previously reported within the Server reportable segment, to the Hybrid Cloud reportable segment.
Cost Reduction Program
On March 6, 2025, the Board of Directors approved a cost reduction program (the "Program") intended to reduce structural operating costs and continue advancing our ongoing commitment to profitable growth. The Program is expected to be implemented through fiscal year 2026 and deliver gross savings of approximately $350 million by fiscal year 2027 through reductions in our workforce.
In order to achieve this level of cost savings, we estimate cash charges of approximately $350 million over the next two years in connection with the Program, with approximately $250 million to be incurred in fiscal year 2025, and the remaining $100 million to be incurred in the fiscal year 2026.
The estimates of the duration of the Program, the charges and expenditures that we expect to incur in connection therewith, and the timing thereof are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Program.
Three months ended January 31, 2025 compared with three months ended January 31, 2024
Net revenue of $7.9 billion represented an increase of 16.3% (increased 17.2% on a constant currency basis) primarily due to higher average unit prices (“AUPs”) in the Server segment and higher unit volume in the Hybrid Cloud segment. The gross profit margin of 29.2% (or $2.3 billion), represents a decrease of 7.2 percentage points from the prior-year period primarily due to an increase in cost of sales in the Server, Hybrid Cloud and Intelligent Edge segments. The operating profit margin of 5.5% represents a decrease of 2.3 percentage points from the prior-year period primarily due to the aforementioned gross margin decline moderated by lower operating expenses.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financial Results
The following table summarizes our condensed consolidated GAAP financial results:

	For the three months ended January 31,
	2025	2024	Change
	Dollars in millions, except per share amounts
Net revenue	$7,854	$6,755	16.3%
Gross profit	$2,295	$2,457	(6.6)%
Gross profit margin	29.2%	36.4%	(7.2)pts
Earnings from operations	$433	$525	(17.5)%
Operating profit margin	5.5%	7.8%	(2.3)pts
Net earnings attributable to HPE	$627	$387	62.0%
Net earnings attributable to common stockholders	$598	$387	54.5%
Diluted net earnings per share attributable to common stockholders(1)	$0.44	$0.29	$0.15
Cash flow (used in) provided by operations	$(390)	$64	$(454)
The following table summarizes our condensed consolidated non-GAAP financial results:

	For the three months ended January 31,
	2025	2024	Change
	Dollars in millions, except per share amounts
Net revenue in constant currency	$7,914	$6,755	17.2%
Non-GAAP gross profit	$2,310	$2,448	(5.6)%
Non-GAAP gross profit margin	29.4%	36.2%	(6.8)pts
Non-GAAP earnings from operations	$780	$775	0.6%
Non-GAAP operating profit margin	9.9%	11.5%	(1.6)pts
Non-GAAP net earnings attributable to HPE	$684	$638	7.2%
Non-GAAP net earnings attributable to common stockholders	$655	$638	2.7%
Non-GAAP diluted net earnings per share attributable to common stockholders(1)	$0.49	$0.48	$0.01
Free cash flow	$(877)	$(482)	($395)

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
The following presents our ARR calculated as of January 31, 2025 and 2024:

	As of January 31,
	2025	2024
	Dollars in millions
ARR	$2,068	$1,426
Year-over-year growth rate	45%	42%
The 45% year-over year increase in ARR was primarily due to growth in our Hybrid Cloud, Server and Intelligent Edge segments, which was due to an expanding customer installed base, an expanded range of HPE GreenLake Flex Solutions, Server aaS and Intelligent Edge aaS activity.
Dividends and Share Repurchase Program
Returning capital to our stockholders remains an important part of our capital allocation framework, which also consists of strategic investments. The holders of HPE common stock are entitled to receive dividends when and as declared by the Board of Directors. Our ability to pay dividends will depend on many factors, such as its financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in its debt, industry practice, legal requirements, regulatory constraints, and other factors that the Board of Directors deems relevant. Furthermore, so long as any share of our Preferred Stock remains outstanding, no dividend on shares of common stock (or any other class of stock junior to the Preferred Stock) shall be declared or paid unless all accumulated and unpaid dividends for all preceding dividend periods for the Preferred Stock have been declared and paid in full in cash, shares of the Company’s common stock or a combination thereof, or a sufficient sum of cash or number of shares of its common stock has been set apart for the payment of such dividends, on all outstanding shares of the Preferred Stock. During the first quarter of fiscal 2025, we paid a quarterly dividend of $0.13 per share of common stock. On March 6, 2025, we declared a regular cash dividend of $0.13 per share of our common stock, payable on or about April 18, 2025, to our holders of record as of the close of business on March 21, 2025. We also declared a cash dividend of $0.953125 per share of our 7.625% Series C Mandatory Convertible Preferred Stock, which was paid on March 1, 2025, to holders of record as of the close of business on February 15, 2025.
As of January 31, 2025, we had a remaining authorization of approximately $0.8 billion for future share repurchases.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the three months ended January 31,
	2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$7,854	100.0%	$6,755	100.0%
Cost of sales (exclusive of amortization shown separately below)	5,559	70.8	4,298	63.6
Gross profit	2,295	29.2	2,457	36.4
Research and development	475	6.0	582	8.6
Selling, general and administrative	1,268	16.1	1,216	18.0
Amortization of intangible assets	38	0.5	71	1.1
Transformation costs	15	0.2	20	0.3
Acquisition, disposition and other charges	66	0.8	43	0.6
Earnings from operations	433	5.5	525	7.8
Gain on sale of a business	244	3.1	—	—
Interest and other, net	39	0.5	(88)	(1.3)
Earnings from equity interests	17	0.2	46	0.7
Earnings before provision for taxes	733	9.3	483	7.2
Provision for taxes	(106)	(1.3)	(96)	(1.5)
Net earnings attributable to HPE	627	8.0	387	5.7
Preferred stock dividends	(29)	(0.4)	—	—
Net earnings attributable to common stockholders	$598	7.6%	$387	5.7%
Three months ended January 31, 2025 compared with the three months ended January 31, 2024
Net revenue
For the three months ended January 31, 2025, total net revenue of $7.9 billion represented an increase of $1.1 billion, or 16.3% (increased 17.2% on a constant currency basis). U.S. net revenue increased by $224 million, or 9.8%, to $2.5 billion, and net revenue from outside of the U.S. increased by $875 million, or 19.6%, to $5.3 billion.
The components of the weighted net revenue change by segment were as follows:

For the three months ended January 31, 2025
Percentage Points
Server	14.2
Hybrid Cloud	2.0
Intelligent Edge	(0.8)
Financial Services	—
Corporate Investments and Other	(0.6)
Total segment	14.8
Elimination of intersegment net revenue and other	1.5
Total HPE	16.3
Three months ended January 31, 2025 compared with three months ended January 31, 2024
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Server net revenue increased $963 million, or 28.9%, primarily due to higher AUPs

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
•Hybrid Cloud net revenue increased $132 million, or 10.4%, primarily due to an increase in unit volume
•Intelligent Edge net revenue decreased $55 million, or 4.6%, primarily due to lower AUPs
•Financial Services net revenue remained flat
•Corporate Investments and Other net revenue decreased $41 million, or 17.2%, primarily due to the divestiture of the Communications Technology Group (“CTG”) business
Please refer to the section “Segment Information” further below for a discussion of our results of operations for each reportable segment.
Gross profit
For the three months ended January 31, 2025, the total gross profit margin of 29.2% represents a decrease of 7.2 percentage points as compared to the respective prior year period. The decrease for the three months ended January 31, 2025, was primarily due to an increase in cost of sales in the Server, Hybrid Cloud and Intelligent Edge segments.
Operating expenses
Research and development (“R&D”)
For the three months ended January 31, 2025, R&D expense decreased by $107 million, or 18.4%, primarily due to higher mix of capital versus expense investment and lower employee costs, which contributed 10.8 and 7.4 percentage points, respectively, to the change.
Selling, general and administrative (“SG&A”)
For the three months ended January 31, 2025, SG&A expense increased by $52 million, or 4.3%, primarily due to H3C divestiture related severance costs, which contributed 5.3 percentage points, partially offset by lower marketing expenses, which contributed 0.9 percentage points to the change.
Acquisition, disposition and other charges
For the three months ended January 31, 2025, acquisition, disposition and other charges increased by $23 million or 53.5%, primarily due to costs incurred in connection with the divestiture of CTG and the proposed acquisition of Juniper Networks.
Gain on sale of a business
On December 1, 2024, we completed the disposition of CTG. We received net proceeds of $210 million and recognized a gain of $244 million.
Interest and other, net
For the three months ended January 31, 2025, interest and other, net income increased by $127 million, or 144.3%, primarily due to a gain on equity investments recognized in the current period compared to a loss on equity investments in the prior-year period, an increase in net interest income, and an increase in the non-service net periodic benefit credit.
Earnings from equity interests
For the three months ended January 31, 2025, earnings from equity interests decreased $29 million, or 63.0%, primarily due to lower net income earned by H3C as a result of the disposition of 30% of the total issued share capital of H3C.
Provision for taxes
For the three months ended January 31, 2025 and 2024, we recorded income tax expense of $106 million and $96 million, respectively, which reflects an effective tax rate of 14.5% and 19.9%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but is also impacted by discrete tax adjustments during each fiscal period.
For further discussion, refer to Note 5, “Taxes on Earnings” to the Condensed Consolidated Financial Statements in Item 1 of Part I.

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
A description of the products and services for each segment, along with other pertinent information related to segments can be found in Note 2, “Segment Information” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Segment Results
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the three months ended January 31, 2025, as compared to the prior-year period:

	HPE Consolidated		Server		Hybrid Cloud		Intelligent Edge		Financial Services		Corporate Investments and Other
	Dollars in millions
Net revenue(1)	$7,854		$4,290		$1,405		$1,146		$873		$197
Year-over-year change %	16.3%		28.9%		10.4%		(4.6)%		—%		(17.2)%
Earnings (loss) from operations(2)	$433		$348		$99		$314		$82		$(2)
Earnings (loss) from operations as a % of net revenue	5.5%		8.1%		7.0%		27.4%		9.4%		(1.0)%
Year-over-year change percentage points	(2.3)	pts	(3.3)	pts	3.0	pts	(2.0)	pts	0.9	pts	3.2	pts

(1)HPE consolidated net revenue excludes intersegment net revenue. Segment net revenues include intersegment net revenue.
(2)Segment earnings (loss) from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, transformation costs, and acquisition, disposition and other charges.
Server

	For the three months ended January 31,
	2025	2024	% Change
	Dollars in millions
Net revenue	$4,290	$3,327	28.9%
Earnings from operations	$348	$379	(8.2)%
Earnings from operations as a % of net revenue	8.1%	11.4%
Three months ended January 31, 2025 compared with three months ended January 31, 2024
Server net revenue increased by $963 million, or 28.9% (increased 29.9% on a constant currency basis), primarily due to a $945 million, or 37.8%, increase in product revenue. The increase in product revenue was primarily due to higher net AUPs of $1,006 million, or 40.2%, partially offset by unfavorable currency fluctuations of $32 million, or 1.3%, and a decrease in net unit volume of $29 million, or 1.2%.
Server earnings from operations as a percentage of net revenue decreased 3.3 percentage points due to an increase in costs of products and services as a percentage of net revenue, moderated by a decrease in operating expenses as a percentage of net revenue. The increase in costs of products and services as a percentage of net revenue was primarily due to competitive pricing pressure and input cost increases. The decrease in operating expenses as a percentage of net revenue was primarily due to lower total operating expenses as a result of cost containment measures.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Hybrid Cloud

	For the three months ended January 31,
	2025	2024	% Change
	Dollars in millions
Net revenue	$1,405	$1,273	10.4%
Earnings from operations	$99	$51	94.1%
Earnings from operations as a % of net revenue	7.0%	4.0%
Three months ended January 31, 2025 compared with three months ended January 31, 2024
Hybrid Cloud net revenue increased by $132 million, or 10.4% (increased 11.1% on a constant currency basis), primarily due to an increase in unit volume, partially offset by lower AUPs. Hybrid Cloud product revenue increased by $53 million, or 7.7%, primarily due to a unit volume increase of $36 million, or 5.3%, led by storage products and higher AUPs of $13 million or 1.9%. Hybrid Cloud services revenue increased by $79 million, or 13.6%, primarily due to a unit volume increase of $141 million, or 24.2%, led by private cloud and storage services. This increase was partially offset by lower AUPs of $63 million, or 10.8%, led by storage services.
Hybrid Cloud earnings from operations as a percentage of net revenue increased 3.0 percentage points. The increase was driven by a decrease in operating expenses as a percentage of net revenue, primarily due to lower operating expenses resulting from our cost containment measures. The decrease was moderated by an increase in cost of products and services as a percentage of net revenue, primarily due to lower storage services revenue and competitive pricing pressure.
Intelligent Edge

	For the three months ended January 31,
	2025	2024	% Change
	Dollars in millions
Net revenue	$1,146	$1,201	(4.6)%
Earnings from operations	$314	$353	(11.0)%
Earnings from operations as a % of net revenue	27.4%	29.4%
Three months ended January 31, 2025 compared with three months ended January 31, 2024
Intelligent Edge net revenue decreased by $55 million, or 4.6% (decreased 4.3% on a constant currency basis). Product revenue decreased by $95 million, or 10.3%, led by lower AUPs of $168 million, or 18.2%, partially offset by higher volume and product mix effect of $76 million, or 8.2%. The product revenue decrease was primarily led by switching products due to higher backlog reduction in prior-year period, partially offset by an increase in wireless local area network products. Services net revenue increased $40 million, or 14.2%, primarily led by our aaS offerings and attached support service.
Intelligent Edge earnings from operations as a percentage of net revenue decreased 2.0 percentage points primarily due to an increase in cost of products and services as a percentage of net revenue, partially offset by a decrease in operating expenses as a percentage of net revenue. The increase in cost of product and services as a percentage of net revenue was primarily due to competitive pricing pressure. The decrease in operating expenses as a percentage of net revenue primarily due to our cost containment measures.
Financial Services

	For the three months ended January 31,
	2025	2024	% Change
	Dollars in millions
Net revenue	$873	$873	—%
Earnings from operations	$82	$74	10.8%
Earnings from operations as a % of net revenue	9.4%	8.5%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Three months ended January 31, 2025 compared with three months ended January 31, 2024
FS net revenue remained flat (increased 1.6% on a constant currency basis).
FS earnings from operations as a percentage of net revenue increased 0.9 percentage points due to a decrease in cost of services as a percentage of net revenue, while operating expenses as a percentage of net revenue were relatively flat. The decrease in cost of services as a percentage of net revenue resulted primarily from lower depreciation expense, partially offset by higher bad debt expense.
Financing Volume

	For the three months ended January 31,
	2025	2024
	In millions
Financing volume	$1,156	$1,363
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 15.2% for the three months ended January 31, 2025, as compared to the prior-year period. The decrease was primarily driven by lower financing of third-party product sales and services, partially offset by higher financing of HPE product sales and services.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	January 31, 2025	October 31, 2024
	Dollars in millions
Financing receivables, gross	$9,315	$9,647
Net equipment under operating leases	3,374	3,632
Capitalized profit on intercompany equipment transactions(1)	384	396
Intercompany leases(1)	126	119
Gross portfolio assets	13,199	13,794
Allowance for doubtful accounts(2)	189	177
Operating lease equipment reserve	33	30
Total reserves	222	207
Net portfolio assets	$12,977	$13,587
Reserve coverage	1.7%	1.5%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.8 billion as of both January 31, 2025 and October 31, 2024, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both January 31, 2025 and October 31, 2024 was $1.7 billion.
As of January 31, 2025 and October 31, 2024, FS net cash and cash equivalents balances were approximately $779 million and $533 million, respectively.
Net portfolio assets as of January 31, 2025 decreased 4.5% from October 31, 2024. The decrease generally resulted from portfolio runoff exceeding new financing volume during the period, along with unfavorable currency fluctuations.
FS bad debt expense includes charges to general reserves, specific reserves, and write-offs for sales-type, direct-financing, and operating leases. For the three months ended January 31, 2025 and 2024, FS recorded net bad debt expense of $25 million and $12 million, respectively.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Corporate Investments and Other

	For the three months ended January 31,
	2025	2024	% Change
	Dollars in millions
Net revenue	$197	$238	(17.2)%
Loss from operations	$(2)	$(10)	80.0%
Loss from operations as a % of net revenue	(1.0)%	(4.2)%
Three months ended January 31, 2025 compared with three months ended January 31, 2024
Corporate Investments and Other net revenue decreased by $41 million, or 17.2% (decreased 15.6% on a constant currency basis), primarily due to the divestiture of the CTG business effective December 1, 2024.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased by 3.2 percentage points primarily due to decreases in cost of services and operating expenses as a percentage of net revenue due to the divestiture of the CTG business effective December 1, 2024.
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
As of January 31, 2025, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Current Overview
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. We anticipate that the funds made available, including the debt funding related to the proposed acquisition of Juniper Networks, proceeds from issuance of the Preferred Stock and proceeds from the sale of 30% of the total issued share capital of H3C, and cash generated from our operations, along with our access to capital markets, will be sufficient to meet our liquidity requirements for at least the next twelve months (including for the payment of consideration to consummate the Juniper Networks transaction) and for the foreseeable future thereafter. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2024, as modified by the risk statements in the section titled “Risk Factors” in Item 1A of Part II of this Quarterly Report, and market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this Quarterly Report.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Our cash balances are held in numerous locations throughout the world, with a substantial amount held in the U.S. as of January 31, 2025. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
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
In connection with the share repurchase program previously authorized by our Board of Directors, we repurchased and settled an aggregate amount of $52 million, during the first three months of fiscal 2025. As of January 31, 2025, we had a remaining authorization of approximately $0.8 billion for future share repurchases. For more information on our share repurchase program, refer to the section entitled “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2 of Part II.
On May 23, 2024, we announced plans to divest our CTG business to HCLTech. CTG was included in our Communications and Media Solutions business, which was reported in the Corporate Investments and Other segment. This divestiture includes the platform-based software solutions portions of the CTG portfolio, including systems integration, network applications, data intelligence, and the business support systems groups. On December 1, 2024, we completed the disposition of CTG. We received net proceeds of $210 million and recognized a gain of $244 million included in Gain on sale of a business in the Condensed Consolidated Statements of Earnings.
In September 2024, we issued $9.0 billion of senior unsecured notes and $1.5 billion of Preferred Stock, the net proceeds of which we intend to use to fund a portion of the consideration for the acquisition of Juniper Networks and for other general corporate purposes. If the transaction is terminated, the senior unsecured notes and Preferred Stock will be treated as follows:
•If (i) the proposed acquisition of Juniper Networks does not close on or before the later of (a) the date that is five business days after October 9, 2025 and (b) the date that is five business days after any later date to which Juniper Networks and HPE may agree to extend the “End Date” (as defined in the Merger Agreement) or (ii) HPE notifies the trustee of such notes that HPE will not pursue the consummation of the proposed acquisition of Juniper Networks, we shall be required to redeem $6.5 billion of these senior unsecured notes.
•If (i) the proposed acquisition of Juniper Networks does not close on or before the later of (a) the date that is five business days after October 9, 2025 and (b) the date that is five business days after any later date to which Juniper Networks and HPE may agree to extend the “End Date” (as defined in the Merger Agreement) or (ii) HPE notifies the holders of the Preferred Stock in writing that HPE will not pursue the consummation of the proposed acquisition of Juniper Networks, we may, at our option, redeem the Preferred Stock, in whole but not in part.
Liquidity
Our cash, cash equivalents, restricted cash, total debt, and available borrowing resources were as follows:

	As of
	January 31, 2025	October 31, 2024
	In millions
Cash, cash equivalents and restricted cash	$13,852	$15,105
Total debt	17,877	18,246
Available borrowing resources(1)	5,937	6,009
Commercial paper programs(2)	5,085	5,101
Uncommitted lines of credit(3)	$852	$908

(1)    Excludes the financing commitment for the Juniper Networks acquisition. The maximum aggregate commitment under this facility is $4.0 billion, however, no balances were outstanding under this facility as of January 31, 2025.
(2)     The maximum aggregate borrowing amount of the commercial paper programs and revolving credit facility is $5.75 billion.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(3)    The maximum aggregate capacity under the uncommitted lines of credit is $1.3 billion, of which $0.4 billion was primarily utilized towards issuances of bank guarantees.
The following tables represent the way in which management reviews cash flows:

	For the three months ended January 31,
	2025	2024
	In millions
Net cash (used in) provided by operating activities	$(390)	$64
Net cash used in investing activities	(23)	(740)
Net cash (used in) provided by financing activities	(797)	53
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(43)	14
Change in cash, cash equivalents and restricted cash	$(1,253)	$(609)
Free cash flow	$(877)	$(482)
Operating Activities
For the three months ended January 31, 2025, net cash used in operating activities increased by $0.5 billion, as compared to the corresponding period in fiscal 2024. The increase was primarily due to unfavorable changes from other assets and liabilities, and unfavorable working capital changes driven by the timing of payments. The increase was moderated by increase in collection from financing receivables, as compared to the prior-year period.
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	January 31, 2025	October 31, 2024	Change	January 31, 2024	October 31, 2023	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	40	38	2	50	43	7	(10)
Days of supply in inventory ("DOS")	139	120	19	127	87	40	12
Days of purchases outstanding in accounts payable ("DPO")	(174)	(170)	(4)	(170)	(134)	(36)	(4)
Cash conversion cycle	5	(12)	17	7	(4)	11	(2)
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three-month period in fiscal 2024, the decrease in DSO in the current period was primarily due to higher early collections.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2024, the increase in DOS in the current period was primarily due to higher inventory levels caused by strategic purchases of key components to support growth in AI systems.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2024, the increase in DPO in the current period was primarily due to higher inventory purchases.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Investing Activities
For the three months ended January 31, 2025, net cash used in investing activities decreased by $0.7 billion, as compared to the corresponding period in fiscal 2024. The decrease was primarily due to lower cash utilized in net financial collateral activities of $0.4 billion, proceeds from the divestiture of our CTG business received in the current period of $0.2 billion, and lower investments in property, plant and equipment and software assets, net of sales proceeds of $0.1 billion, as compared to the prior-year period.
Financing Activities
For the three months ended January 31, 2025, net cash used in financing activities increased by $0.9 billion, as compared to the corresponding period in fiscal 2024. This increase was primarily due to lower proceeds from debt, net of issuance costs of $0.8 billion, as compared to the prior-year period.
Free Cash Flow
Free cash flow (“FCF”) represents cash flow from operations less net capital expenditures (investments in property, plant and equipment (“PP&E”) and software assets less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. For the three months ended January 31, 2025, FCF decreased by $0.4 billion, as compared to the corresponding period in fiscal 2024. This was primarily due to higher cash used in operating activities, as compared to the prior-year period. For more information on our FCF, refer to the section entitled “GAAP to non-GAAP Reconciliations” included in this MD&A.
For more information on the impact of operating assets and liabilities to our cash flows, see Note 6, “Balance Sheet Details” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Capital Resources
We maintain debt levels that we establish through consideration of several factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure. We maintain a revolving credit facility and two commercial paper programs, “the Parent Programs,” and a wholly-owned subsidiary maintains a third program. There have been no changes to our commercial paper programs and revolving credit facility since October 31, 2024.
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
Significant funding and liquidity activities for the three months ended January 31, 2025 were as follows:
Debt Repayments:
•During the three months ended January 31, 2025, we repaid $0.4 billion of the outstanding asset-backed debt securities.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Cash Requirements and Commitments
Contractual Obligations
Other than the previously mentioned repayment of asset-backed debt securities, our contractual obligations have not changed materially outside of the normal course of business since October 31, 2024. For further information see “Cash Requirements and Commitments” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
Retirement Benefit Plan Funding
For the remainder of fiscal 2025, we anticipate making contributions of approximately $143 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.
Restructuring Plans
As of January 31, 2025, we expect to make future cash payments of approximately $159 million in connection with our approved restructuring plans, which includes $47 million expected to be paid through the remainder of fiscal 2025 and $112 million expected to be paid thereafter. For more information on our restructuring activities, see Note 3, “Transformation Programs” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Uncertain Tax Positions
As of January 31, 2025, we had approximately $188 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $2 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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
We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party revolving short-term financing arrangements, see Note 6, “Balance Sheet Details”, to the Condensed Consolidated Financial Statements in Item 1 of Part I.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
GAAP to non-GAAP Reconciliations
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the three months ended January 31,
	2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP net revenue	$7,854	100%	$6,755	100%
GAAP cost of sales	5,559	70.8%	4,298	63.6%
GAAP gross profit	2,295	29.2%	2,457	36.4%
Non-GAAP adjustments
Stock-based compensation expense	17	0.2%	16	0.2%
Acquisition, disposition and other charges(1)	(3)	—%	(25)	(0.4)%
H3C divestiture related severance costs	1	—%	—	—%
Non-GAAP gross profit	$2,310	29.4%	$2,448	36.2%

(1) Includes divestiture recovery.
Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the three months ended January 31,
	2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP earnings from operations	$433	5.5%	$525	7.8%
Non-GAAP Adjustments:
Amortization of intangible assets	38	0.5%	71	1.1%
Transformation costs	15	0.2%	20	0.3%
Stock-based compensation expense	154	2.0%	141	2.1%
H3C divestiture related severance costs	77	1.0%	—	—%
Acquisition, disposition and other charges	63	0.8%	18	0.3%
Non-GAAP earnings from operations	$780	9.9%	$775	11.5%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	For the three months ended January 31,
	2025		2024
	Dollars	Diluted Net Earnings per Share	Dollars	Diluted Net Earnings per Share
	Dollars in millions except per share amounts
GAAP net earnings	$627	$0.44	$387	$0.29
Non-GAAP Adjustments:
Amortization of intangible assets	38	0.03	71	0.05
Transformation costs	15	0.01	20	0.02
Stock-based compensation expense	154	0.11	141	0.11
Gain on sale of a business	(244)	(0.17)	—	—
H3C divestiture related severance costs	77	0.05	—	—
Acquisition, disposition and other charges	63	0.04	18	0.01
Adjustments for equity interests	—	—	(46)	(0.03)
(Gain) loss on equity investments, net	(2)	—	61	0.05
Other adjustments(1)	(29)	(0.02)	2	—
Adjustments for taxes	(15)	—	(16)	(0.02)
Non-GAAP net earnings attributable to HPE(2)	684	$0.49	638	$0.48
Preferred stock dividends	(29)		—
Non-GAAP net earnings attributable to common stockholders	$655		$638

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
Reconciliation of net cash provided by operating activities to free cash flow.

	For the three months ended January 31,
	2025	2024
	In millions
Net cash (used in) provided by operating activities	$(390)	$64
Investment in property, plant and equipment and software assets	(528)	(656)
Proceeds from sale of property, plant and equipment	84	96
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(43)	14
Free cash flow	$(877)	$(482)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Use of Non-GAAP Financial Measures
The non-GAAP financial measures presented are net revenue on a constant currency basis (including at the business segment level), non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP earnings from operations, non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue), non-GAAP tax rate, non-GAAP net earnings attributable to HPE, non-GAAP net earnings attributable to common stockholders, non-GAAP diluted net earnings per share attributable to common stockholders, and FCF. These non-GAAP financial measures are not computed in accordance with, or as an alternative to, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to net revenue on a constant currency basis is net revenue. The GAAP measure most directly comparable to non-GAAP gross profit is gross profit. The GAAP measure most directly comparable to non-GAAP gross profit margin is gross profit margin. The GAAP measure most directly comparable to non-GAAP earnings from operations is earnings from operations. The GAAP measure most directly comparable to non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) is operating profit margin (earnings from operations as a percentage of net revenue). The GAAP measure most directly comparable to non-GAAP income tax rate is income tax rate. The GAAP measure most directly comparable to non-GAAP net earnings attributable to HPE and non-GAAP net earnings attributable to common stockholders is net earnings. The GAAP measure most directly comparable to non-GAAP diluted net earnings per share attributable to common stockholders is diluted net earnings per share attributable to common stockholders. The GAAP measure most directly comparable to FCF is cash flow from operations.
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

Non-GAAP gross profit and non-GAAP gross profit margin are defined to exclude charges related to the stock-based compensation expense, acquisition, disposition and other charges, and H3C divestiture related severance costs. See below for the reasons management excludes each item:
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
•We incur costs related to our acquisition, disposition and other charges. Charges include expenses associated with acquisitions, disposal activities, and disaster (recovery) charges. We exclude these costs because we consider these charges to be discrete events and do not believe they are reflective of normal continuing business operations. For the three months ended January 31, 2025, acquisition charges were driven by costs associated with the proposed acquisition of Juniper Networks and miscellaneous disposition related charges. For the three months ended January 31, 2024, acquisition charges were driven by acquisitions of Juniper Networks, in addition to prior acquisitions of Axis and Athonet.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
•We incurred H3C divestiture related severance costs in connection with the disposition of total issued share capital of H3C. On September 4, 2024, we divested 30% of the total issued share capital of H3C and received proceeds of $2.1 billion of pre-tax consideration ($2.0 billion post-tax). The divestiture will result in decreased future investment earnings and cash dividend inflows resulting in a decision to implement offsetting cost savings measures. These measures include severance for certain of the Company’s employees. The non-GAAP adjustment represents our costs to execute these related exit actions to offset the loss in equity earnings and related cash flows. We expect future annualized cost savings of approximately $120 million following the completion of these actions.
Non-GAAP earnings from operations and non-GAAP operating profit margin consist of earnings from operations or earnings from operations as a percentage of net revenue excluding the items mentioned above and charges relating to the amortization of intangible assets, transformation costs, gain on sale of a business, and acquisition, disposition and other charges. In addition to the items previously explained above, management excludes these items for the following reasons:
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
•Transformation costs represent net costs related to the (i) HPE Next Plan and (ii) Cost Optimization and Prioritization Plan and include restructuring charges, program design and execution costs, costs incurred to transform our IT infrastructure, net gains from the sale of real estate and any impairment charges on real estate identified as part of the initiatives. We exclude these costs as they are discrete costs related to two specific transformation programs that were announced in 2017 and 2020, respectively, as multi-year programs necessary to transform the business and IT infrastructure following material divestiture transactions in 2017 and in response to COVID-19 and an evolving product portfolio in fiscal 2020. The primary elements of the HPE Next and the Cost Optimization and Prioritization Plan have been substantially completed by October 31, 2024. The exclusion of the transformation program costs from our non-GAAP financial measures as stated above is to provide a supplemental measure of our operating results that does not include material HPE Next Plan and Cost Optimization and Prioritization Plan costs as we do not believe such costs to be reflective of our ongoing operating cost structure. Further as our transformation costs for these plans have materially fluctuated since 2017, have been materially declining since 2021, we believe non-GAAP measures excluding these costs are useful to management and investors for comparing operating performance across multiple periods.
•Gain on sale of a business represents the gain associated with certain disposal activities. On December 1, 2024, we completed the disposition of CTG which resulted in a gain of $244 million. We consider this divestiture to be a discrete event and believe eliminating this adjustment for the purposes of calculating non-GAAP measures facilitates the evaluation of our current operating performance.
Non-GAAP net earnings attributable to HPE, non-GAAP net earnings attributable to common stockholders, and non-GAAP diluted net earnings per share attributable to common stockholders consist of net earnings or diluted net earnings per share excluding those same charges mentioned above, as well as other items such as adjustments for equity interests, gain or loss on equity investments, other adjustments, and adjustments for taxes. Non-GAAP net earnings attributable to HPE and non-GAAP diluted net earnings per share attributable to common stockholders includes preferred stock dividends added back to non-GAAP net earnings attributable to HPE. The Adjustments for taxes line item includes certain income tax valuation allowances and separation taxes, the impact of tax reform, structural rate adjustment, excess tax benefit from stock-based compensation, and adjustments for additional taxes or tax benefits associated with each non-GAAP item. In addition to the items previously explained, management excludes these items for the following reasons:
•During the six months ended April 30, 2024, we stopped reporting H3C earnings in our non-GAAP results due to the planned divestiture of the H3C investment. Per the terms of the original Put Share Purchase Agreement, we weren’t anticipating receiving dividends from this investment prospectively. However, on May 24, 2024, we entered into an Amended and Restated Put Share Purchase Agreement and an Agreement on Subsequent Arrangements, both with UNIS, which, taken together, revise the arrangements governing the aforementioned sale as previously set forth in the original Put Share Purchase Agreement. For the three months ended July 31, 2024, the adjustment to earnings from equity interests represented our expectation at such time to divest 30% of the total issued share capital of H3C in fiscal

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
2024. On September 4, 2024, we divested 30% of the total issued share capital of H3C. We continue to possess the option to sell the remaining 19% of the total issued share capital of H3C at a later date. We believe that eliminating these amounts for purposes of calculating non-GAAP financial measures facilitates the evaluation of our current operating performance.
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
•We utilize a structural long-term projected non-GAAP income tax rate in order to provide consistency across the interim reporting periods and to eliminate the effects of items not directly related to our operating structure that can vary in size, frequency and timing. When projecting this long-term rate, we evaluated a three-year financial projection. The projected rate assumes no incremental acquisitions in the three-year projection period and considers other factors including our expected tax structure, our tax positions in various jurisdictions and current impacts from key legislation implemented in major jurisdictions where we operate. For fiscal 2025, we will use a projected non-GAAP income tax rate of 15%, which reflects currently available information as well as other factors and assumptions. The non-GAAP income tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate its long-term rate as appropriate. For fiscal 2024, we had a non-GAAP tax rate of 15%. We believe that making these adjustments for purposes of calculating non-GAAP measures, facilitates a supplemental evaluation of our current operating performance and comparisons to past operating results.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HPE, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. There have been no material changes in our market risk exposures since October 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 15, “Litigation, Contingencies, and Commitments”.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal period ended October 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, including certain risks, which have been modified as follows:
Failure to complete the Merger with Juniper Networks may adversely affect our business and our stock price.
In January 2024, we entered into a definitive agreement to acquire Juniper Networks, Inc., a leader in AI-native networks (the “Merger”). Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including but not limited to (i) the adoption of the Agreement and Plan of Merger (the “Merger Agreement”), by and among Juniper Networks, HPE and Jasmine Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of HPE (“Merger Sub”), by Juniper Networks’ stockholders (which was completed on April 2, 2024); (ii) the absence of any injunction, order or law preventing, prohibiting or making illegal the consummation of the Merger; (iii) the expiration or termination of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and the receipt of all other required approvals, consents or clearances under specified foreign antitrust laws and foreign investment laws without imposition of a Burdensome Condition (as defined in the Merger Agreement); and (iv) in the case of the obligations of HPE and Merger Sub to effect the Merger, the absence of a material adverse effect with respect to Juniper Networks that is continuing as of the closing. There can be no assurance that these or other closing conditions will be satisfied in a timely manner or at all. Any delay in completing the Merger could cause us not to realize some or all of the anticipated benefits when expected, if at all. On January 30 2025, the Antitrust Division of the United States Department of Justice (the “DOJ”) filed a complaint in the United States District Court for the Northern District of California, seeking to enjoin the closing of the Merger, alleging that the Merger is likely to substantially lessen competition in violation of Section 7 of the Clayton Act. On February 10 2025, HPE and Juniper Networks filed answers to the DOJ’s complaint, disputing these claims. Trial is scheduled to begin on July 9, 2025. While we intend to vigorously defend the litigation, an unfavorable ruling could ultimately prevent the closing of the Merger, thereby adversely impacting our ability to achieve the intended benefits of the Merger, which could, in turn, have an adverse impact on our business, financial condition, and results of operations.
If the Merger is not completed, our stock price could be impacted to the extent it reflects an assumption that we will complete the Merger, and additionally, we may suffer other consequences that could adversely affect our business, results of operations, and stock price, including incurring significant acquisition costs that we would be unable to recover, negative publicity, and a negative impression of us in the investment community. Additionally, the DOJ could request conditions, terms, obligations, or restrictions or seek to require divestitures, or place restrictions on the conduct of our business after consummation of the Merger, any of which, if agreed to by the parties, could adversely affect the expected benefits of the Merger, our business, results of operations, or stock price Furthermore, under certain specified circumstances, including the termination of the Merger Agreement by either us or Juniper Networks because certain required regulatory clearances are not obtained or the terms of the Merger Agreement are materially breached by us, we would be required to pay Juniper Networks a termination fee of $815 million.
In order to be successful, we must attract, retain, train, motivate, develop, and transition key qualified employees, and failure to do so could seriously harm us.
In order to be successful, we must attract, retain, train, motivate, develop, and transition qualified executives and other key employees, including those in managerial, technical, development, sales, marketing, and IT positions. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity-based compensation. These are particularly important considering our growth strategy to capture the market opportunities presented by networking, hybrid cloud, and AI. Certain equity-based incentive awards for certain executives contain conditions relating to our stock price performance and our long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the stockholder approval needed to continue granting equity-based incentive awards in the amounts we believe are necessary, our ability to attract, retain, and motivate highly qualified executives and key employees could be weakened.
Our failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations and our ability to execute our strategy. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations. As competition for highly skilled employees in our industry has grown increasingly intense, we have in the past experienced, and may in the future experience, higher than anticipated levels of employee attrition, which has resulted in increased costs to hire new employees with the desired skills and may do so again in the future. In addition, significant or prolonged turnover or revised hiring priorities may negatively impact our operations and our ability to successfully maintain our processes and procedures, including due to the loss of historical, technical, and other expertise. These risks to attracting and retaining the necessary highly qualified talent may be exacerbated by labor constraints, such as immigration policies which may impair the ability to recruit technical and professional talent, and inflationary pressures, which impact employee wages and benefits. Further, integration of employees and businesses as a result of our acquisitions, including the Merger, may present challenges, which could negatively affect our ability to retain and recruit personnel who are essential to our future success.
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
Our financial results could be materially adversely affected due to distribution channel conflicts or if the financial conditions of our channel partners were to weaken. Our results of operations may be adversely affected by any conflicts that might arise between our various distribution channels or the loss or deterioration of any alliance or distribution arrangement. Moreover, some of our wholesale distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation, tariffs, and/or market trends. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution channel partners. Revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors’ financial conditions, abilities to borrow funds in the credit markets, or operations weaken.
Our inventory management is complex, as we continue to sell a significant mix of products through distributors. We must manage both owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing challenges. Distributors have in the past adjusted orders during periods of product shortages, and may do so in the future, in addition to cancelling orders if their inventory is too high or delaying orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. As a result of these considerations, we have experienced, and may in the future again experience, abnormally high inventory levels. If we have excess or obsolete inventory, we may have to reduce our prices and write down inventory, which may adversely impact our gross margin and our results of operations. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes or tariffs.
Failure to meet responsible and sustainable business expectations or standards or achieve our Living Progress objectives could adversely affect our business, results of operations, financial condition, or stock price.
There has been an increased focus from regulators and stakeholders on sustainability and corporate responsibility matters. Given our commitment to sustainable and responsible business, we actively manage these issues through our established and publicly announced Living Progress Strategy, which we may refine or even expand further in the future. This strategy reflects our current plans and aspirations, is based on available data and estimates, and is not a guarantee that we will be able to achieve such plans and aspirations. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Initiatives to address sustainability and corporate responsibility issues may be costly and may not have the desired effect. Evolving stakeholder expectations and our efforts and ability to manage these issues present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have adverse impacts on our business, including on our stock price. Further, there is uncertainty around the accounting standards and climate-related disclosures associated with emerging laws and reporting requirements and the related costs to comply with the emerging regulations.
Our failure or perceived failure to achieve our Living Progress objectives, maintain responsible and sustainable business practices, or comply with emerging laws and regulations that meet evolving regulatory or stakeholder expectations could harm our reputation, adversely impact our ability to attract and retain customers and talent, and expose us to increased scrutiny from the investment community and enforcement authorities. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on certain sustainability- and corporate responsibility-related issues, or because they may disagree with our strategy and initiatives, either of which may cause us to face scrutiny, legal and/or regulatory proceedings, or other market access restrictions from certain parties related to our action or inaction on such issues. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial performance, as well as require additional resources to rebuild our reputation.
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

We face aggressive price competition and may continue to do so. As a consequence of inflation and higher supply chain and manufacturing costs, we have in the past increased the prices of many of our products and services to maintain or improve our revenue and gross margin, and may do so again in the future. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete, or who can obtain better pricing, more favorable contractual terms and conditions, or more favorable allocations of products and components during periods of limited supply may be able to offer lower prices than we are able to offer. In an effort to better compete with our competitors, we have offered heavier than normal discounts on the sale of certain products and services, which have negatively impacted our financial results. Our future cash flows, results of operations, and financial condition may be adversely affected by these and other industry-wide pricing pressures and our actions in response thereto.
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
In some of our businesses, our quarterly sales have periodically reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting revenue, earnings, cash flow from operations, and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory and greater risk of inventory write downs. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be canceled. As a result of such variations in predicted demand, we have experienced these impacts from time to time and may do so again in the future. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages, or global logistics disruptions, have in the past adversely impacted, and could in the future adversely impact, our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected. We experience some seasonal trends in the sale of our products that also have produced, and may in the future produce, variations in our quarterly results and financial condition. Many of the factors that create and affect seasonal trends are beyond our control.
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

Government contracts impose additional challenges and risks to our sales efforts. Government demand and payment for our products and services may be impacted by public sector staffing and available resources, budgetary cycles and funding authorizations, including in connection with an extended government shutdown, with funding reductions, or delays adversely affecting public sector demand for our products and services. Such developments could result in material payment delays, payment reductions, or contract terminations by our governmental customers, which may impact our results of operations and financial condition. These may also adversely impact the results of operations and financial condition of government contractors with whom we conduct business. This may cause those government contractors to become unable to meet their obligations under contracts with us.
We may not achieve some or all of the expected benefits of our cost reduction programs and actions, some or all of which may be disruptive to our business.
We have announced a cost reduction program to reduce structural operating costs and continue advancing the Company's ongoing commitment to profitable growth. We may not be able to obtain the cost savings and benefits that are initially anticipated in connection with such program. Additionally, as a result of this program and the actions contemplated thereby, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Implementing and overseeing such actions can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of this program, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased and Settled as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (November 2024)	112	$19.76	112	$811,574
Month 2 (December 2024)	2,151	21.79	2,151	764,721
Month 3 (January 2025)	144	21.35	144	$761,642
Total	2,407	$21.67	2,407
As of January 31, 2025, the Company had a remaining authorization of approximately $0.8 billion for future share repurchases.

Item 5. Other Information
Trading Plans
During the fiscal quarter ended January 31, 2025, the following trading plans were adopted or terminated by our directors or officers, as applicable:

Name & Title	Date of Adoption / Termination	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased/Sold Pursuant to Trading Arrangement	Duration of Plan(2)
Bethany Mayer	Adopted December 17, 2024	Rule 10b5-1 Trading Arrangement	Up to 14,245 shares to be sold	April 4, 2025-August 15, 2025
Director
Antonio Neri	Adopted December 24, 2024	Rule 10b5-1 Trading Arrangement	Up to 500,000 shares to be sold	March 28, 2025-September 29, 2025
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
For a summary of our revenue recognition policies, see “Revenue Recognition” described in Note 1, “Overview and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
Item 6. Exhibits.
The Exhibit Index beginning on page 63 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.12	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.13	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc., and Nimble Storage, Inc.	8-K	001-37483	99.1	March 7, 2017
2.14	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017
2.15	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017

2.16	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.17	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.18	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.19	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.20	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.21	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.22	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.23	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.24	Agreement and Plan of Merger, dated as of January 9, 2024, by and among Juniper Networks, Inc., Hewlett Packard Enterprise Company, and Jasmine Acquisition Sub, Inc. (certain schedules and exhibits omitted pursuant to Regulation S-K Item 601(a)(5)).	8-K	001-37483	2.1	January 10, 2024
3.1	Registrant's Restated Certificate of Incorporation	8-K	001-37483	3.2	April 12, 2024
3.2	Registrant's Second Amended and Restated Bylaws effective September 27, 2023	8-K	001-37483	3.1	September 28, 2023
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
3.5	Corrected Certificate of Designations of 7.625% Series C Mandatory Convertible Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.8	December 19, 2024
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.3	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015

4.4	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.5	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.6	Nineteenth Supplemental Indenture, dated as of March 21, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.900% notes due 2024	8-K	001-37483	4.2	March 21, 2023
4.7	Twenty-First Supplemental Indenture, dated as of June 14, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.250% notes due 2028	8-K	001-37483	4.3	June 14, 2023
4.8	Twenty-Second Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.450% notes due 2026.	8-K	001-37483	4.2	September 26, 2024
4.9	Twenty-Third Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.400% notes due 2027.	8-K	001-37483	4.3	September 26, 2024
4.10	Twenty-Fourth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.550% notes due 2029.	8-K	001-37483	4.4	September 26, 2024
4.11	Twenty-Fifth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.850% notes due 2031.	8-K	001-37483	4.5	September 26, 2024
4.12	Twenty-Sixth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.000% notes due 2034.	8-K	001-37483	4.6	September 26, 2024
4.13	Twenty-Seventh Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.600% notes due 2054.	8-K	001-37483	4.7	September 26, 2024
4.14	Registration Rights Agreement, dated as of October 9, 2015, by and among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.15	Form of Subordinated Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017

4.16	Form of 7.625% Series C Mandatory Convertible Preferred Stock (included in Exhibit 3.1 to the Registrant’s Form 8-K filed on September 13, 2024, which is incorporated by reference)	8-K	001-37483	4.12	September 13, 2024
4.17	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.18	December 19, 2024
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022
10.4	Amendment No. 2 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 6, 2023
10.5	Amendment No. 3 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 12, 2024
10.6	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.7	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.8	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.9	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.10	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.11	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.12	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)	10-Q	001-37483	10.29	September 4, 2018
10.13	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.14	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.15	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.16	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.17	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.18	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.19	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.3	October 29, 2020
10.20	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.21	2021 Stock Incentive Plan – Form of Performance-Adjusted Restricted Stock Units Grant Agreement*	10-K	001-37483	10.31	December 10, 2021
10.22	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2022)*	10-K	001-37483	10.31	December 8, 2022

10.23	2021 Stock Incentive Plan - Form of Non-Employee Director Restricted Stock Units Grant Agreement (for grants beginning April 2023)*	10-Q	001-37483	10.32	June 2, 2023
10.24	OpsRamp, Inc. 2014 Equity Incentive Plan*	10-Q	001-37483	10.33	June 2, 2023
10.25	Put Share Purchase Agreement, dated May 26, 2023, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.34	June 2, 2023
10.26	2021 Stock Incentive Plan - Form of Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.34	December 22, 2023
10.27	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.35	December 22, 2023
10.28	Amended and Restated Put Share Purchase Agreement, dated May 24, 2024, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.37	September 5, 2024
10.29	Agreement on Subsequent Arrangements, dated May 24, 2024, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.38	September 5, 2024
10.30	Five-Year Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Borrowing Subsidiaries from time to time party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.1	September 12, 2024
10.31	364-Day Term Loan Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.2	September 12, 2024
10.32	Three-Year Term Loan Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.3	September 12, 2024
19	Insider Trading Policy	10-K	001-37483	19	December 19, 2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
97	Hewlett Packard Enterprise Company Dodd-Frank Clawback Policy	10-K	001-37483	97	December 22, 2023
101.INS	Inline XBRL Instance Document‡

101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: March 7, 2025