Form 10-Q
period 2025-04-30
Hewlett Packard Enterprise Co
filed 2025-06-04
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	April 30, 2025
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1701 East Mossy Oaks Road,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip code)
(678)			259-9860
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
7.625% Series C Mandatory Convertible Preferred Stock, par value $0.01 per share	HPEPRC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of May 28, 2025 was 1,312,215,620 shares, par value $0.01.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended April 30, 2025

Unless otherwise stated or the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “HPE,” or “the Company” mean Hewlett Packard Enterprise Company and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries (“Hewlett Packard Enterprise”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words “believe”, “expect”, “anticipate”, “guide”, “optimistic”, “intend”, “aim”, “will”, “estimates”, “may”, “could”, “should” and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections, estimations, or expectations of addressable markets and their sizes, revenue (including annualized revenue run-rate), margins, expenses (including stock-based compensation expenses), investments, effective tax rates, interest rates, the impact of tax law changes and related guidance and regulations, the impact of changes in trade policies and restrictions and the uncertainty created thereby, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections or estimations of orders; any projections of the amount, timing, or impact of cost savings or restructuring charges; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution and consummation of cost reduction program, corporate transactions or contemplated acquisitions (including but not limited to our proposed acquisition of Juniper Networks, Inc.) and dispositions (including but not limited to the disposition of shares of H3C Technologies Co., Limited (“H3C”) and the receipt of proceeds therefrom), research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to our products or services; any statements concerning technological and market trends, the pace of technological innovation, and adoption of new technologies, including artificial intelligence-related and other products and services offered by Hewlett Packard Enterprise; any statements regarding current or future macroeconomic trends or events and the impacts of those trends and events on Hewlett Packard Enterprise and our financial performance, including but not limited to supply chain dynamics, heightened global trade barriers or restrictions, and demand for our products and services, and our actions to mitigate such impacts on our business; the scope and duration of the ongoing conflicts between Russia and Ukraine and in the Middle East, and the relationship between China and the U.S., and our actions in response thereto, and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any statements regarding future regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues, among others; any statements regarding pending investigations, claims, or disputes including but not limited to the litigation enjoining the closing of the proposed acquisition of Juniper Networks, Inc.; any statements of expectation or belief, including those relating to future guidance and the financial performance of Hewlett Packard Enterprise; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise’s businesses; the competitive pressures faced by Hewlett Packard Enterprise’s businesses; risks associated with executing Hewlett Packard Enterprise’s strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to those mentioned above; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including from geopolitical events, such as those mentioned above); the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution of Hewlett Packard Enterprise’s transformation and mix shift of its portfolio of offerings; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from macroeconomic or geopolitical events, such as those mentioned above; the prospect of a shutdown of the U.S. federal government or dramatic shifts in public sector staffing and resources; the hiring and retention of key employees; the execution, integration, consummation, and other risks associated with business combination, disposition, and investment transactions, including but not limited to the risks associated with the disposition of H3C shares and the receipt of proceeds therefrom and completion of our proposed acquisition of Juniper Networks, Inc. and our ability to integrate and implement our plans, forecasts, and other expectations with respect to the consolidated business; the execution, timing, and results of any cost reduction program, including estimates and assumptions related to the costs and anticipated benefits of implementing such plan; the impact of changes to privacy, cybersecurity, environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims, and disputes, including

Table of Content

but not limited to the litigation enjoining the closing of the proposed acquisition of Juniper Networks, Inc.; the impacts of legal and regulatory changes and related guidance; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2024 and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	For the three months ended April 30,		For the six months ended April 30,
	2025	2024	2025	2024
	In millions, except per share amounts
Net Revenue:
Products	$4,769	$4,324	$9,739	$8,280
Services	2,670	2,718	5,368	5,361
Financing income	188	162	374	318
Total net revenue	7,627	7,204	15,481	13,959
Costs and Expenses:
Cost of products (exclusive of amortization shown separately below)	3,631	3,017	7,393	5,560
Cost of services (exclusive of amortization shown separately below)	1,703	1,688	3,372	3,324
Financing cost	124	123	252	242
Research and development	540	590	1,015	1,172
Selling, general and administrative	1,298	1,215	2,566	2,431
Amortization of intangible assets	37	67	75	138
Impairment of goodwill	1,361	—	1,361	—
Transformation (credit) costs	(13)	33	2	53
Acquisition, disposition and other charges	55	46	121	89
Total costs and expenses	8,736	6,779	16,157	13,009
(Loss) earnings from operations	(1,109)	425	(676)	950
Interest and other, net	39	(22)	78	(110)
Gain on sale of a business	—	—	244	—
Earnings from equity interests	25	42	42	88
(Loss) earnings before provision for taxes	(1,045)	445	(312)	928
Provision for taxes	(5)	(131)	(111)	(227)
Net (loss) earnings attributable to HPE	$(1,050)	$314	(423)	701
Preferred stock dividends	(29)	—	(58)	—
Net (loss) earnings attributable to common stockholders	$(1,079)	$314	$(481)	$701
Net (Loss) Earnings Per Share Attributable to Common Stockholders:
Basic	$(0.82)	$0.24	$(0.36)	$0.54
Diluted	$(0.82)	$0.24	$(0.36)	$0.53
Weighted-average Shares Used to Compute Net (Loss) Earnings Per Share:
Basic	1,322	1,311	1,319	1,306
Diluted	1,322	1,325	1,319	1,320

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

    HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended April 30,		For the six months ended April 30,
	2025	2024	2025	2024
	In millions
Net (loss) earnings attributable to HPE	$(1,050)	$314	$(423)	$701
Other Comprehensive (Loss) Income Before Taxes
Change in Net Unrealized (Losses) Gains on Available-for-sale Securities:
Net unrealized (losses) gains arising during the period	(5)	(3)	(6)	3
	(5)	(3)	(6)	3
Change in Net Unrealized (Losses) Gains on Cash Flow Hedges:
Net unrealized (losses) gains arising during the period	(465)	169	(195)	(35)
Net losses (gains) reclassified into earnings	244	(115)	31	(1)
	(221)	54	(164)	(36)
Change in Unrealized Components of Defined Benefit Plans:
Net unrealized losses arising during the period	(20)	(1)	(20)	(1)
Amortization of net actuarial loss and prior service benefit	29	34	59	68
Curtailments, settlements and other	3	1	3	1
	12	34	42	68
Change in Cumulative Translation Adjustment:	10	(21)	(12)	(8)
Other Comprehensive (Loss) Income Before Taxes	(204)	64	(140)	27
Benefit (Provision) for Taxes	37	(14)	23	(1)
Other Comprehensive (Loss) Income, Net of Taxes	(167)	50	(117)	26
Comprehensive (Loss) Income	$(1,217)	$364	$(540)	$727

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	April 30, 2025	October 31, 2024
	(Unaudited)	(Audited)
	In millions, except par value and shares
ASSETS
Current Assets:
Cash and cash equivalents	$11,667	$14,846
Accounts receivable, net of allowances	3,899	3,550
Financing receivables, net of allowances	3,907	3,870
Inventory	8,096	7,810
Assets held for sale	—	1
Other current assets	4,002	3,380
Total current assets	31,571	33,457
Property, plant and equipment, net	5,407	5,664
Long-term financing receivables and other assets	12,674	12,616
Investments in equity interests	965	929
Goodwill	16,725	18,086
Intangible assets, net	512	510
Total assets	$67,854	$71,262
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and short-term borrowings	$5,152	$4,742
Accounts payable	9,316	11,064
Employee compensation and benefits	1,055	1,356
Taxes on earnings	277	284
Deferred revenue	4,172	3,904
Accrued restructuring	39	61
Liabilities held for sale	—	32
Other accrued liabilities	4,527	4,530
Total current liabilities	24,538	25,973
Long-term debt	12,378	13,504
Other non-current liabilities	7,011	6,905
Commitments and Contingencies
HPE Stockholders' Equity:
7.625% Series C mandatory convertible preferred stock, $0.01 par value (30,000,000 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively)	—	—
Common stock, $0.01 par value (9,600,000,000 shares authorized; 1,310,531,962 and 1,297,258,235 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively)	13	13
Additional paid-in capital	29,840	29,848
Accumulated deficit	(2,892)	(2,068)
Accumulated other comprehensive loss	(3,094)	(2,977)
Total HPE stockholders' equity	23,867	24,816
Non-controlling interests	60	64
Total stockholders' equity	23,927	24,880
Total liabilities and stockholders' equity	$67,854	$71,262
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended April 30,
	2025	2024
	In millions
Cash Flows from Operating Activities:
Net (loss) earnings attributable to HPE	$(423)	$701
Adjustments to Reconcile Net (Loss) Earnings Attributable to HPE to Net Cash (Used in) Provided by Operating Activities:
Depreciation and amortization	1,173	1,299
Impairment of goodwill	1,361	—
Stock-based compensation expense	270	261
Provision for inventory and credit losses	190	113
Restructuring (credit) charges	(13)	18
Cost reduction program	146	—
Deferred taxes on earnings	(43)	—
Earnings from equity interests	(42)	(88)
Gain on sale of a business	(244)	—
H3C divestiture related severance costs	97	—
Other, net	41	128
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Accounts receivable	(372)	(376)
Financing receivables	25	(327)
Inventory	(435)	(2,808)
Accounts payable	(1,698)	3,026
Taxes on earnings	(36)	95
Restructuring	(32)	(121)
Other assets and liabilities	(816)	(764)
Net cash (used in) provided by operating activities	(851)	1,157
Cash Flows from Investing Activities:
Investment in property, plant and equipment and software assets	(1,075)	(1,216)
Proceeds from sale of property, plant and equipment	164	218
Purchases of investments	(1)	(16)
Proceeds from maturities and sales of investments	41	5
Financial collateral posted	(638)	(499)
Financial collateral received	287	401
Proceeds from sale of a business	210	—
Net cash used in investing activities	(1,012)	(1,107)
Cash Flows from Financing Activities:
Short-term borrowings with original maturities less than 90 days, net	(11)	(45)
Proceeds from debt, net of issuance costs	257	1,075
Payment of debt	(1,061)	(2,218)
Net payments related to stock-based award activities	(171)	(94)
Repurchases of common stock	(102)	(48)
Cash dividends paid to non-controlling interests, net of contributions	(8)	(8)
Cash dividends paid to preferred stockholders	(54)	—
Cash dividends paid to common stockholders	(342)	(338)
Net cash used in financing activities	(1,492)	(1,676)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	38	(31)
Change in cash, cash equivalents and restricted cash	(3,317)	(1,657)
Cash, cash equivalents and restricted cash at beginning of period	15,105	4,581
Cash, cash equivalents and restricted cash at end of period	$11,788	$2,924
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Preferred Stock
For the three months ended April 30, 2025	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of January 31, 2025	1,313,391	$13	30,000	$29,780	$(1,642)	$(2,927)	$25,224	$58	$25,282
Net (loss) earnings attributable to HPE					(1,050)		(1,050)	2	(1,048)
Other comprehensive loss						(167)	(167)		(167)
Comprehensive (loss) income							(1,217)	2	(1,215)
Stock-based compensation expense				116			116		116
Tax withholding related to vesting of employee stock plans				(5)			(5)		(5)
Issuance of common stock in connection with employee stock plans and other	473			(1)			(1)		(1)
Repurchases of common stock	(3,332)			(50)			(50)		(50)
Dividends on preferred stock accrued/declared ($0.95 per preferred share)					(29)		(29)		(29)
Cash dividends declared ($0.13 per share)					(171)		(171)		(171)
Balance as of April 30, 2025	1,310,532	$13	30,000	$29,840	$(2,892)	$(3,094)	$23,867	$60	$23,927

	Common Stock		Preferred Stock
For the six months ended April 30, 2025	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2024	1,297,258	$13	30,000	$29,848	$(2,068)	$(2,977)	$24,816	$64	$24,880
Net (loss) earnings attributable to HPE					(423)		(423)	4	(419)
Other comprehensive loss						(117)	(117)		(117)
Comprehensive (loss) income							(540)	4	(536)
Stock-based compensation expense				270			270		270
Tax withholding related to vesting of employee stock plans				(197)			(197)		(197)
Issuance of common stock in connection with employee stock plans and other	18,901			17	1		18		18
Repurchases of common stock	(5,627)			(98)	(2)		(100)		(100)
Dividends on preferred stock accrued/declared $1.91 per preferred share)					(58)		(58)		(58)
Cash dividends declared ($0.26 per share)					(342)		(342)	(8)	(350)
Balance as of April 30, 2025	1,310,532	$13	30,000	$29,840	$(2,892)	$(3,094)	$23,867	$60	$23,927

Table of Content

	Common Stock
For the three months ended April 30, 2024	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of January 31, 2024	1,299,768	$13	$28,239	$(3,728)	$(3,108)	$21,416	$52	$21,468
Net earnings attributable to HPE				314		314	2	316
Other comprehensive income					50	50		50
Comprehensive income						364	2	366
Stock-based compensation expense			120			120		120
Tax withholding related to vesting of employee stock plans			(4)			(4)		(4)
Issuance of common stock in connection with employee stock plans and other	1,024		3	—		3		3
Repurchases of common stock	(2,861)		(50)			(50)		(50)
Cash dividends declared ($0.13 per share)				(169)		(169)		(169)
Balance as of April 30, 2024	1,297,931	$13	$28,308	$(3,583)	$(3,058)	$21,680	$54	$21,734

	Common Stock
For the six months ended April 30, 2024	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2023	1,282,630	$13	$28,199	$(3,946)	$(3,084)	$21,182	$56	$21,238
Net earnings attributable to HPE				701		701	6	707
Other comprehensive income					26	26		26
Comprehensive income						727	6	733
Stock-based compensation expense			261			261		261
Tax withholding related to vesting of employee stock plans			(126)			(126)		(126)
Issuance of common stock in connection with employee stock plans and other	18,162		24	—		24		24
Repurchases of common stock	(2,861)		(50)			(50)		(50)
Cash dividends declared ($0.26 per share)				(338)		(338)	(8)	(346)
Balance as of April 30, 2024	1,297,931	$13	$28,308	$(3,583)	$(3,058)	$21,680	$54	$21,734
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
Basis of Presentation and Consolidation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”). The Company’s unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated businesses of the Company have been eliminated. This interim information should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended October 31, 2024 in HPE’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 19, 2024. The Condensed Consolidated Balance Sheet for October 31, 2024 was derived from audited financial statements.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HPE’s Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ materially from those estimates.
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
Hybrid Cloud offers a wide variety of cloud-native and hybrid solutions across storage, private cloud and the infrastructure software-as-a-service (“SaaS”) space. Storage includes data storage and data management offerings with the HPE Alletra Storage portfolio; unstructured data solutions and analytics for AI; data protection and archiving; and storage networking. It also includes AIOps-driven intelligence with HPE InfoSight and HPE CloudPhysics. In private cloud, the HPE GreenLake offerings include new cloud-native offerings and capabilities for virtual machines, containers, and bare metal; a full suite of private cloud offerings that enable customers to self-manage or choose a fully managed experience; and a portfolio of world-class Private Cloud AI infrastructure delivered as-a-service (“aaS”). This segment also provides self-service private cloud on-demand with HPE GreenLake for Private Cloud Business Edition, which includes an integrated VM Essentials virtualization software. Infrastructure software includes monitoring and observability for day two operations and beyond through the Company’s acquisition of OpsRamp and unified data access through HPE Ezmeral Data Fabric and analytics suite, which helps move and transform data for use in AI and other applications. Hybrid Cloud segment also includes data lifecycle management and protection through its suite of offerings, including Zerto Disaster Recovery.
Intelligent Edge offers wired and wireless local area networks, campus, branch, and data center switching, software-defined wide-area-networks, private and public cellular network software, network security, and associated services that enable secure connectivity for businesses of any size. The HPE Networking product portfolio includes hardware products such as Wi-Fi access points, switches, and gateways. The HPE Networking software and services portfolio includes cloud-based management, network management, network access control, software-defined wide-area networking, network security, analytics and assurance, location services software, private and public cellular core software, and professional and support services, as well as aaS and consumption models through the HPE GreenLake cloud for the Intelligent Edge portfolio of products. Intelligent Edge offerings are consolidated in the edge service platform, which takes a cloud-native approach that provides customers with a unified framework to meet their connectivity, security, and financial needs across campus, branch, data center, and remote worker environments.
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
Segment Policy
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, transformation (credit) costs, H3C divestiture related severance costs, severance costs associated with the cost reduction program, acquisition, disposition and other charges and impairment of goodwill. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the CODM.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Segment Operating Results
Segment net revenue and operating results were as follows:

	Server	Hybrid Cloud	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Three months ended April 30, 2025:
Net revenue	$4,028	$1,393	$1,156	$857	$193	$7,627
Intersegment net revenue	30	60	6	(1)	1	96
Total segment net revenue	$4,058	$1,453	$1,162	$856	$194	$7,723
Segment earnings (loss) from operations	$241	$78	$274	$89	$(10)	$672
Three months ended April 30, 2024:
Net revenue(1)	$3,786	$1,218	$1,081	$867	$252	$7,204
Intersegment net revenue	55	64	5	—	—	124
Total segment net revenue(1)	$3,841	$1,282	$1,086	$867	$252	$7,328
Segment earnings (loss) from operations(1)	$423	$13	$237	$81	$(9)	$745

Six months ended April 30, 2025:
Net revenue	$8,299	$2,760	$2,303	$1,729	$390	$15,481
Intersegment net revenue	49	98	5	—	1	153
Total segment net revenue	$8,348	$2,858	$2,308	$1,729	$391	$15,634
Segment earnings (loss) from operations	$589	$177	$588	$171	$(12)	$1,513
Six months ended April 30, 2024:
Net revenue(1)	$7,007	$2,449	$2,274	$1,739	$490	$13,959
Intersegment net revenue	161	106	13	1	—	281
Total segment net revenue(1)	$7,168	$2,555	$2,287	$1,740	$490	$14,240
Segment earnings (loss) from operations(1)	$802	$64	$590	$155	$(19)	$1,592

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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
    The reconciliation of segment operating results to Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2025	2024	2025	2024
	In millions
Net Revenue:
Total segments	$7,723	$7,328	$15,634	$14,240
Eliminations of intersegment net revenue	(96)	(124)	(153)	(281)
Total consolidated net revenue	$7,627	$7,204	$15,481	$13,959
(Loss) Earnings Before Taxes:
Total segment earnings from operations	$672	$745	$1,513	$1,592
Unallocated corporate costs and eliminations	(59)	(61)	(120)	(133)
Stock-based compensation expense	(116)	(120)	(270)	(261)
Amortization of intangible assets	(37)	(67)	(75)	(138)
Transformation credit (costs)	13	(33)	(2)	(53)
Gain on sale of a business	—	—	244	—
H3C divestiture related severance costs	(20)	—	(97)	—
Cost reduction program	(146)	—	(146)	—
Acquisition, disposition and other charges	(55)	(39)	(118)	(57)
Impairment of goodwill	(1,361)	—	(1,361)	—
Interest and other, net	39	(22)	78	(110)
Earnings from equity interests	25	42	42	88
Total (loss) earnings before provision for taxes	$(1,045)	$445	$(312)	$928
Geographic Information
Net revenue by geographic region was as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2025	2024	2025	2024
	In millions
Americas:
United States	$2,739	$2,584	$5,257	$4,878
Americas excluding United States	562	560	1,436	1,067
Total Americas	3,301	3,144	6,693	5,945
Europe, Middle East and Africa	2,739	2,454	5,419	4,888
Asia Pacific and Japan	1,587	1,606	3,369	3,126
Total consolidated net revenue	$7,627	$7,204	$15,481	$13,959

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3: Transformation Programs
Transformation programs are comprised of the Cost Optimization and Prioritization Plan and the HPE Next Plan. The primary elements of both plans were completed by the end of fiscal 2024.
During the third quarter of fiscal 2020, the Company launched the Cost Optimization and Prioritization Plan, which focused on realigning the workforce to areas of growth, a new hybrid workforce model called Edge-to-Office, real estate strategies, and simplifying and evolving the Company’s product portfolio strategy. The transformation (credit) costs predominantly related to labor restructuring, non-labor restructuring, IT investments, design and execution charges and real estate initiatives.
During the third quarter of fiscal 2017, the Company launched the HPE Next Plan to put in place a purpose-built company designed to compete and win in the markets where it participates. Through this program, the Company simplified the operating model, and streamlined its offerings, business processes and business systems to improve its strategy execution.
For the three months ended April 30, 2025, the transformation credit relating to both plans was $13 million. For the six months ended April 30, 2025, the transformation charges relating to both plans was $2 million. For the three and six months ended April 30, 2024, the transformation charges relating to both plans were $34 million and $55 million, respectively.
Restructuring activities related to the Company's employees and infrastructure under the Cost Optimization and Prioritization Plan and HPE Next Plan are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Infrastructure and other
	In millions
Liability as of October 31, 2024	$67	$94	$23
Charges (credits)	—	(10)	(3)
Cash payments	(18)	(10)	(4)
Non-cash items	1	—	—
Liability as of April 30, 2025	$50	$74	$16
Total costs incurred to date, as of April 30, 2025	$823	$553	$268
Total expected costs to be incurred as of April 30, 2025	$823	$553	$268
The current restructuring liability related to the transformation programs, reported in the Condensed Consolidated Balance Sheets as of April 30, 2025 and October 31, 2024, was $38 million and $61 million, respectively, in Accrued restructuring, and $14 million and $17 million, respectively, in Other accrued liabilities. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of April 30, 2025 and October 31, 2024, was $88 million and $106 million, respectively.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4: Retirement Benefit Plans
The Company's net pension benefit (credit) cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2025	2024	2025	2024
	In millions
Service cost	$12	$12	$24	$24
Interest cost(1)	89	102	178	203
Expected return on plan assets(1)	(146)	(138)	(295)	(274)
Amortization and Deferrals(1):
Actuarial loss	31	37	62	74
Prior service benefit	(1)	(2)	(2)	(4)
Net periodic benefit (credit) cost	(15)	11	(33)	23
Settlement loss and special termination benefits(1)	3	1	3	2
Total net benefit (credit) cost	$(12)	$12	$(30)	$25

(1)These non-service components were included in Interest and other, net in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Provision for Taxes
For the three months ended April 30, 2025 and 2024, the Company recorded income tax expense of $5 million and $131 million, respectively, which reflects an effective tax rate of (0.5)% and 29.4%, respectively. For the six months ended April 30, 2025 and 2024, the Company recorded income tax expense of $111 million and $227 million, respectively, which reflects an effective tax rate of (35.6)% and 24.5%, respectively. For the three and six months ended April 30, 2025, the effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world and the effects of the non-deductible goodwill impairment. For the three and six months ended April 30, 2024, the effective tax rate differs from the U.S. federal statutory rate of 21% due to the geographic mix of forecasted earnings and net unfavorable permanent differences from U.S. income tax on non-U.S. earnings.
For the three and six months ended April 30, 2025, the Company recorded $94 million and $111 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended April 30, 2025, this amount primarily included $33 million of net income tax benefits related to the cost reduction program, $33 million of net income tax benefits related to the favorable resolution of non-U.S. tax litigation matters, and $16 million of net income tax benefits related to the settlement of U.S. tax audit matters. For the six months ended April 30, 2025, this amount primarily included $33 million of net income tax benefits related to the cost reduction program, $33 million of net income tax benefits related to the favorable resolution of non-U.S. tax litigation matters, $31 million of net excess tax benefits related to stock-based compensation, $16 million of net income tax benefits related to the settlement of U.S. tax audit matters, and $14 million of net income tax benefits related to acquisition, disposition and other charges, partially offset by $22 million of net income tax charges resulting from the gain on the Communications Technology Group (“CTG”) divestiture.
For the three and six months ended April 30, 2024, the Company recorded immaterial net income tax benefits related to various items discrete to the period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Uncertain Tax Positions
As of April 30, 2025 and October 31, 2024, the amount of unrecognized tax benefits was $365 million and $724 million, respectively, of which up to $265 million and $344 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods. During the second quarter of fiscal 2025, the Company effectively settled with the U.S. Internal Revenue Service ("IRS") regarding its audit of the Company’s fiscal 2017 through 2019 U.S. federal income tax returns, resulting in a reduction in the Company's unrecognized tax benefits of approximately $340 million; however, the effective settlement did not result in a material impact to the Company’s Condensed Consolidated Statement of Earnings and Condensed Consolidated Balance Sheet. The resolution of the audit resulted in the release of tax reserves that were predominantly related either to adjustments to foreign tax credits that carried a full valuation allowance or to the timing of intercompany royalty revenue recognition, neither of which affected the Company’s effective tax rate.
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in Provision for taxes in the Condensed Consolidated Statements of Earnings. The Company recognized $19 million of interest income and $1 million of interest expense for the six months ended April 30, 2025 and 2024, respectively. The increase in interest income resulted from the favorable resolution of non-U.S. tax litigation matters. As of April 30, 2025 and October 31, 2024, the Company had accrued $39 million and $58 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. The Company is no longer subject to U.S. federal tax audits for years prior to 2020. The IRS is conducting audits of the Company's fiscal 2020 through 2022 U.S. federal income tax returns. The Company does not expect complete resolution of any IRS audit cycle within the next 12 months. With respect to major state and foreign tax jurisdictions, the Company is no longer subject to tax authority examinations for years prior to 2005. It is reasonably possible that certain foreign tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions and other matters. The Company believes it is reasonably possible that its existing unrecognized tax benefits for these matters may be reduced by an amount up to $5 million within the next 12 months.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2025	October 31, 2024
	In millions
Deferred tax assets	$2,498	$2,396
Deferred tax liabilities	(390)	(373)
Deferred tax assets net of deferred tax liabilities	$2,108	$2,023
Note 6: Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash

	As of
	April 30, 2025	October 31, 2024
	In millions
Cash and cash equivalents	$11,667	$14,846
Restricted cash(1)	121	259
Total	$11,788	$15,105

(1)    The Company included restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Inventory

	As of
	April 30, 2025	October 31, 2024
	In millions
Purchased parts and fabricated assemblies	$5,108	$5,441
Finished goods	2,988	2,369
Total	$8,096	$7,810
The Company values inventory at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. At each reporting period, the Company assesses the value of its inventory and writes down the cost of inventory to its net realizable value if required, for estimated excess or obsolescence. Factors influencing these adjustments include changes in future demand forecasts, market conditions, technological changes, product life-cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If in any period the Company anticipates a change in those factors to be less favorable than its previous estimates, additional inventory write-downs may be required and could materially impact gross margin. The write down for excess or obsolescence is charged to the provision of inventory, which is a component of cost of sales in the Condensed Consolidated Statements of Earnings. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. The Company recorded a net provision for excess or obsolete inventory to cost of sales totaling $105 million and $149 million for the three and six months ended April 30, 2025, respectively. For the fiscal year ended October 31, 2024, the Company recorded a net provision for excess or obsolete inventory to cost of sales totaling $89 million.
Property, Plant and Equipment, net

	As of
	April 30, 2025	October 31, 2024
	In millions
Land	$66	$66
Buildings and leasehold improvements	1,717	1,696
Machinery and equipment, including equipment held for lease	10,505	10,392
Gross property, plant and equipment	12,288	12,154
Accumulated depreciation	(6,881)	(6,490)
Property, plant and equipment, net	$5,407	$5,664
Supplier Financing Arrangements
The Company enters into supplier financing arrangements with external financial institutions. Under these arrangements, suppliers can choose to settle outstanding payment obligations at a discount. The Company holds no economic interest in suppliers' participation, nor does it provide guarantees or pledge assets under these arrangements. Invoices are settled with the financial institutions based on the original supplier payment terms. These arrangements do not alter the Company's rights and obligations towards suppliers, including scheduled payment terms. Liabilities associated with the funded participation in these arrangements, are presented within Accounts Payable on the Consolidated Balance Sheets, amounted to $490 million, and $466 million as of April 30, 2025 and October 31, 2024, respectively.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Warranties
The Company's aggregate product warranty liabilities and changes for the six months ended April 30, 2025, and the fiscal year ended October 31, 2024 were as follows:

	As of
	April 30, 2025	October 31, 2024
	In millions
Balance at beginning of period	$301	$318
Charges	85	173
Adjustments related to pre-existing warranties	(52)	(5)
Settlements made	(89)	(185)
Balance at end of period(1)	$245	$301

(1)The Company included the current portion in Other accrued liabilities, and amounts due after one year in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Severance Charges
The Company incurs costs related to employee severance and records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. As of April 30, 2025, $197 million and $42 million was recorded in Other Accrued Liabilities and Other Non-current liabilities, respectively.
The following table presents the activity related to the Company’s severance liability for the period indicated:

As of
April 30, 2025
In millions
Balance at beginning of period	$49
Severance charges	241
Cash paid and other	(51)
Balance at end of period	$239
The following table presents severance charges as included in the Condensed Consolidated Statements of Earnings for the periods indicated:

	For the three months ended April 30, 2025	For the six months ended April 30, 2025
	In millions
Cost of sales	$62	$63
Research and development	23	31
Selling, general and administrative	79	147
Total severance charges	$164	$241
Contract Balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	April 30, 2025	October 31, 2024
	In millions
Accounts receivable	$3,574	$3,236
Unbilled receivables	335	324
Allowances	(10)	(10)
Total	$3,899	$3,550
The allowances for credit losses related to accounts receivable and changes for the six months ended April 30, 2025, and the fiscal year ended October 31, 2024 were as follows:

	As of
	April 30, 2025	October 31, 2024
	In millions
Balance at beginning of period	$10	$37
Provision for credit losses	7	41
Adjustments to existing allowances, including write offs	(7)	(68)
Balance at end of period	$10	$10
Sale of Trade Receivables
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For the three and six months ended April 30, 2025, the Company sold $0.9 billion and $1.8 billion of trade receivables, respectively. For the fiscal year ended October 31, 2024, the Company sold $3.1 billion of trade receivables. The Company recorded an obligation of $59 million and $62 million within Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of April 30, 2025 and October 31, 2024, respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities and Remaining Performance Obligations
Contract liabilities consist of deferred revenue and customer deposits. A summary of contract liabilities were as follows:

		As of
		April 30, 2025	October 31, 2024
	Location	In millions
Customer deposits	Other accrued liabilities	$601	$289
Customer deposits - non-current	Other non-current liabilities	69	7
Total customer deposits		$670	$296

Deferred revenue	Deferred revenue	$4,172	$3,904
Deferred revenue - non-current	Other non-current liabilities	3,630	3,578
Total deferred revenue		$7,802	$7,482
For the six months ended April 30, 2025, approximately $1.8 billion of revenue was recognized relating to contract liabilities recorded as of October 31, 2024.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency. As of April 30, 2025, the aggregate amount of deferred revenue, was $7.8 billion. The Company expects to recognize approximately 35% of this balance over fiscal 2025 with the remainder to be recognized thereafter. The Company receives payments in advance of completion of its contractual obligations, these payments are considered customer deposits. As customer acceptance milestones are met, the Company will recognize revenue and reduce the amount of contract liabilities. As of April 30, 2025, the aggregate amount of customer deposits was $670 million. The Company expects to recognize $601 million over the next twelve months and the remaining balance thereafter.
Costs to Obtain a Contract
As of April 30, 2025, the current and non-current portions of the capitalized costs to obtain a contract were $86 million and $132 million, respectively. As of October 31, 2024, the current and non-current portions of the capitalized costs to obtain a contract were $88 million and $136 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheets. For the three and six months ended April 30, 2025, the Company amortized $27 million and $54 million, of capitalized costs to obtain a contract. For the three and six months ended April 30, 2024 the Company amortized $26 million and $52 million respectively, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Earnings.
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

	As of
	April 30, 2025	October 31, 2024
	In millions
Minimum lease payments receivable	$10,182	$10,266
Unguaranteed residual value	662	599
Unearned income	(1,242)	(1,218)
Financing receivables, gross	9,602	9,647
Allowance for credit losses	(209)	(194)
Financing receivables, net	9,393	9,453
Less: current portion	(3,907)	(3,870)
Amounts due after one year, net	$5,486	$5,583
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. For the three and six months ended April 30, 2025 the Company sold $23 million and $147 million of financing receivables, respectively. For the fiscal year ended October 31, 2024, the Company sold $93 million of financing receivables.

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
The credit risk profile of gross financing receivables, based on internal risk ratings as of April 30, 2025, presented on amortized cost basis by year of origination was as follows:

	As of April 30, 2025
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2025	$864	$424	$3
2024	2,602	1,084	31
2023	1,516	812	52
2022	893	497	30
2021 and prior	370	330	94
Total	$6,245	$3,147	$210
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of April 30, 2025 and October 31, 2024 and the respective changes for the six and twelve months then ended were as follows:

	As of
	April 30, 2025	October 31, 2024
	In millions
Balance at beginning of period	$194	$243
Provision for credit losses	36	50
Adjustment to the existing allowance	(1)	(4)
Write-offs	(20)	(95)
Balance at end of period	$209	$194
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	April 30, 2025	October 31, 2024
	In millions
Billed:(1)
Current 1-30 days	$333	$334
Past due 31-60 days	25	29
Past due 61-90 days	22	12
Past due > 90 days	76	79
Unbilled sales-type and direct-financing lease receivables	9,146	9,193
Total gross financing receivables	$9,602	$9,647
Gross financing receivables on non-accrual status(2)	$187	$214
Gross financing receivables 90 days past due and still accruing interest(2)	$107	$82

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
The following table presents amounts included in the Condensed Consolidated Statements of Earnings related to lessor activity:

		For the three months ended April 30,		For the six months ended April 30,
		2025	2024	2025	2024
	Location	In millions
Interest income from sales-type leases and direct financing leases	Financing Income	$188	$162	$374	$318
Lease income from operating leases	Services	539	594	1,086	1,193
Total lease income		$727	$756	$1,460	$1,511
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
The following table presents the assets and liabilities held by the consolidated VIE as of April 30, 2025 and October 31, 2024, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors of the Company do not have recourse to the assets of the VIE.

	As of
	April 30, 2025	October 31, 2024
Assets held by VIE:	In millions
Other current assets	$116	$189
Financing receivables
Short-term	731	872
Long-term	768	1,079
Property, plant and equipment, net	699	1,033
Liabilities held by VIE:
Notes payable and short-term borrowings, net of unamortized debt issuance costs	1,036	1,433
Long-term debt, net of unamortized debt issuance costs	$605	$965
For the six months ended April 30, 2025, the Company did not transfer any financing receivables and leased equipment via securitization through the SPE. For the fiscal year ended October 31, 2024, financing receivables and leased equipment transferred via securitization through the SPE were $1.2 billion and $0.6 billion, respectively.
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
Note 9: Goodwill
Goodwill is tested for impairment at the reporting unit level. As of November 1, 2024, the Company reassessed its reporting units and determined that the former Compute and High Performance Computing & Artificial Intelligence reporting units (within the Server segment) met the criteria to qualify as a single Server reporting unit. As of April 30, 2025, the Company's reporting units are consistent with the reportable segments identified in Note 2, “Segment Information”, with the exception of Corporate Investments and Other, which contains the A & PS reporting unit. The following table represents the carrying value of goodwill, by reportable segment as of April 30, 2025 and October 31, 2024.

	Server	Hybrid Cloud	Intelligent Edge	Financial Services	Corporate Investments and Other	Total
	In millions
Balance as of October 31, 2024	$10,194	$4,839	$2,909	$144	$—	$18,086
Goodwill impairment	—	(1,361)	—	—	—	(1,361)
Balance as of April 30, 2025(1)	$10,194	$3,478	$2,909	$144	$—	$16,725

(1)     Goodwill is net of accumulated impairment losses of $3.1 billion. Accumulated impairment increased by $1.2 billion from October 31, 2024 due to a $1.4 billion Hybrid Cloud reporting unit impairment, partially offset by a decrease due to the disposition of CTG (the Communications and Media Solutions reporting unit).
Goodwill is tested annually for impairment, as of the first day of the fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company performed interim goodwill impairment tests as of November 1, 2024 and April 30, 2025.
November 1, 2024 Interim Impairment Test
An interim impairment test was performed as of November 1, 2024 based on organizational changes impacting the Hybrid Cloud and Server reporting units. The interim impairment test did not result in an impairment of goodwill.
April 30, 2025 Interim Impairment Test
During the second quarter of fiscal 2025, the macroeconomic environment experienced a rapid deterioration, primarily driven by the announcement and subsequent modifications of international tariffs, an escalation in global trade tensions, and increasing geopolitical uncertainty. These events have contributed to significant movement in inputs used to determine the weighted-average cost of capital. As of April 30, 2025, the Company determined that an indicator of potential impairment existed to require an interim quantitative goodwill impairment test for its reporting units.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Based on the results of the interim quantitative impairment test performed as of April 30, 2025, the fair value of the Hybrid Cloud reporting unit was below the carrying value assigned to Hybrid Cloud. The decline in the fair value of the Hybrid Cloud reporting unit was primarily driven by an increase in the discount rate used in the discounted cash flows analysis, which reflected heightened macroeconomic uncertainty and changes in market conditions. The fair value of the Hybrid Cloud reporting unit was based on a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows which HPE considers to be a level 3 unobservable input in the fair value hierarchy.
Prior to the quantitative goodwill impairment test, the Company tested the recoverability of long-lived assets and other assets of the Hybrid Cloud reporting unit and concluded that such assets were not impaired. The quantitative goodwill impairment test indicated that the carrying value of the Hybrid Cloud reporting unit exceeded its fair value by $1.4 billion. As a result, the Company recorded a goodwill impairment charge of $1.4 billion in the second quarter of fiscal 2025.
Subsequent to the impairment of Hybrid Cloud reporting unit, the indicated fair values of the reporting units exceeded their respective carrying amounts by a range of 0% to 112%. In order to evaluate the sensitivity of the estimated fair value of the reporting units in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease, all of the reporting units had an excess of fair value over carrying amount, except Server and Hybrid Cloud.
The Hybrid Cloud reporting unit has remaining goodwill of $3.5 billion as of April 30, 2025 and an excess of fair value over carrying value of net assets of 0% as of the interim test date. Hybrid Cloud business is transitioning to a more cloud-native, software-defined platform with HPE Alletra. Translating this growth to revenue and operating income will take time because a greater mix of high margin business, such as ratable software and services, are deferred and recognized in future periods.
The excess of fair value over carrying amount for the Server reporting unit was 3%. The fair value of the Server reporting unit was also impacted by an increase in the discount rate used in the discounted cash flow analysis, driven by heightened macroeconomic uncertainty. The Server reporting unit has a goodwill balance of $10.2 billion as of April 30, 2025. In the current macroeconomic and inflationary environment, customers have invested selectively, resulting in moderate unit growth and competitive pricing in the traditional servers business. While the AI servers business is growing at a faster pace, because graphics processing units represent a large portion of the solutions, the pricing is very competitive and margins are limited. The Server business continues to focus on capturing market share in both traditional and AI servers, while maintaining operating margin and leveraging its strong portfolio of products.
If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or if the Company has significant or sustained decline in its stock price, it is possible its estimates about the Hybrid Cloud and Server reporting units’ ability to successfully address the current challenges may change, which could result in the carrying value of the Hybrid Cloud and Server reporting units exceeding their estimated fair value and potential impairment charges.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2025				As of October 31, 2024
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$2,335	$—	$2,335	$—	$601	$—	$601
Money market funds	7,969	—	—	7,969	12,639	—	—	12,639
Equity investments	—	—	54	54	—	—	88	88
Foreign bonds	—	106	1	107	—	102	1	103
Other debt securities (1)	—	—	9	9	—	—	14	14
Derivative Instruments:
Foreign exchange contracts	—	152	—	152	—	299	—	299
Other derivatives	—	3	—	3	—	—	—	—
Total assets	$7,969	$2,596	$64	$10,629	$12,639	$1,002	$103	$13,744
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$28	$—	$28	$—	$58	$—	$58
Foreign exchange contracts	—	389	—	389	—	103	—	103
Other derivatives	—	—	—	—	—	2	—	2
Total liabilities	$—	$417	$—	$417	$—	$163	$—	$163

(1) Available-for-sale debt securities with carrying values that approximate fair value.
Other Fair Value Disclosures
Short-Term and Long-Term Debt: As of April 30, 2025, the estimated fair value and carrying value of the Company's short-term and long-term debt was $17.4 billion and $17.5 billion, respectively. As of October 31, 2024, the estimated fair value and carrying value of the Company's short-term and long-term debt was $18.3 billion and $18.2 billion, respectively. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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
Non-Recurring Fair Value Measurements
Equity Investments without Readily Determinable Fair Value: Equity investments are recorded at cost and measured at fair value when they are deemed to be impaired or when there is an adjustment from observable price changes. For the six months ended April 30, 2025 and 2024, the Company recognized a loss of $2 million resulting from an impairment and an unrealized net loss of $7 million, respectively, on these investments. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy. For investments still held as of April 30, 2025, the cumulative upward adjustments for observable price changes was $82 million and cumulative downward

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
adjustments for observable price changes and impairments was $89 million. Refer to Note 11 “Financial Instruments,” for further information about equity investments.
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
In the second quarter of fiscal 2025, the Company recorded a goodwill impairment charge of $1.4 billion associated with the Hybrid Cloud reporting unit. The fair values of the Company's reporting units were classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. For more information on the goodwill impairment, see Note 9 “Goodwill”.
Note 11: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of April 30, 2025			As of October 31, 2024
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value
	In millions
Cash Equivalents:
Time deposits	$2,335	$—	$2,335	$601	$—	$601
Money market funds	7,969	—	7,969	12,639	—	12,639
Total cash equivalents	10,304	—	10,304	13,240	—	13,240
Available-for-sale Debt Investments:
Foreign bonds	107	—	107	101	2	103
Other debt securities	7	2	9	8	6	14
Total available-for-sale debt investments	114	2	116	109	8	117
Total cash equivalents and available-for-sale debt investments	$10,418	$2	$10,420	$13,349	$8	$13,357
As of April 30, 2025 and October 31, 2024, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions in the U.S. as of April 30, 2025 and outside the U.S. as of October 31, 2024. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of April 30, 2025
	Amortized Cost	Fair Value
	In millions
Due in more than five years	$114	$116
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
The carrying amount of those non-marketable equity investments accounted for under the fair value option was $54 million and $88 million as of April 30, 2025 and October 31, 2024, respectively. For the three months ended April 30, 2025, the Company recognized a realized gain of $1 million on these investments. For the six months ended April 30, 2025, the

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Company recognized a total gain of $5 million on these investments, of which $4 million was unrealized and $1 million was realized. For the six months ended April 30, 2024, the Company recognized an unrealized loss of $54 million on these investments. This amount is reflected in Interest and other, net in the Condensed Consolidated Statements of Earnings. During the three and six months ended April 30, 2025, the Company sold $38 million of these investments.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $197 million and $200 million as of April 30, 2025 and October 31, 2024, respectively. For the six months ended April 30, 2025 and 2024, the Company recognized a loss of $2 million resulting from an impairment and an unrealized net loss of $7 million, respectively, on these investments. These amounts are reflected in Interest and other, net in the Condensed Consolidated Statements of Earnings.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of April 30, 2025					As of October 31, 2024
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives Designated as Hedging Instruments
Fair Value Hedges:
Interest rate contracts	$2,500	$—	$—	$28	$—	$2,500	$—	$—	$58	$—
Cash Flow Hedges:
Foreign currency contracts	7,801	41	18	205	87	7,809	107	59	31	25
Net Investment Hedges:
Foreign currency contracts	1,994	30	22	21	15	1,986	38	44	12	13
Total derivatives designated as hedging instruments	12,295	71	40	254	102	12,295	145	103	101	38
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	5,762	37	4	60	1	5,528	46	5	18	4
Other derivatives	133	3	—	—	—	147	—	—	2	—
Total derivatives not designated as hedging instruments	5,895	40	4	60	1	5,675	46	5	20	4
Total derivatives	$18,190	$111	$44	$314	$103	$17,970	$191	$108	$121	$42
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of April 30, 2025
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$155	$—	$155	$140	$4	(1)	$11
Derivative liabilities	$417	$—	$417	$140	$292	(2)	N/A

	As of October 31, 2024
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$299	$—	$299	$138	$90	(1)	$71
Derivative liabilities	$163	$—	$163	$138	$27	(2)	N/A

(1)Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of April 30, 2025, of the $292 million of collateral posted, $288 million was in cash and $4 million was through the re-use of counterparty collateral. As of October 31, 2024, $27 million of collateral posted was entirely through the re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	As of		As of
	April 30, 2025	October 31, 2024	April 30, 2025	October 31, 2024
In millions
Notes payable and short-term borrowings	$(2,471)	$(2,440)	$28	$58

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income (“OCI”) were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the three months ended April 30,		For the six months ended April 30,
	2025	2024	2025	2024
	In millions
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts	$(465)	$169	$(195)	$(35)
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts	(64)	20	(21)	(19)
Total	$(529)	$189	$(216)	$(54)
As of April 30, 2025, the Company expects to reclassify an estimated net accumulated other comprehensive loss of approximately $113 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The following table represents the pre-tax effect of derivative instruments on total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges and derivatives not designated as hedging instruments are recorded:

	Gains (Losses) Recognized in Income
	For the three months ended April 30,				For the six months ended April 30,
	2025		2024		2025		2024
	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net
	In millions
Total net revenue and interest and other, net	$7,627	$39	$7,204	$(22)	$15,481	$78	$13,959	$(110)
Gains (Losses) on Derivatives in Fair Value Hedging Relationships:
Interest Rate Contracts
Hedged items	$—	$(15)	$—	$15	$—	$(30)	$—	$(32)
Derivatives designated as hedging instruments	—	15	—	(15)	—	30	—	32
Gains (Losses) on Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	39	(283)	22	93	83	(113)	46	(45)
Interest Rate Locks
Amount of losses reclassified from accumulated other comprehensive income into income	—	—	—	—	—	(1)	—	—
Gains (Losses) on Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	—	(130)	—	62	—	(76)	—	18
Other derivatives	—	—	—	(5)	—	4	—	(1)
Total gains (losses)	$39	$(413)	$22	$150	$83	$(186)	$46	$(28)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-term debt were as follows:

	As of
	April 30, 2025	October 31, 2024
	In millions
Current portion of long-term debt(1)	$4,374	$3,969
Commercial paper	662	649
Notes payable to banks, lines of credit and other	116	124
Total notes payable and short-term borrowings	5,152	4,742
Long-term debt	12,378	13,504
Total	$17,530	$18,246

(1)    As of April 30, 2025, the Current portion of long-term debt, net of discount and issuance costs, included $1.0 billion associated with the asset-backed debt securities issued by the Company.
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, “the Parent Programs”, and a wholly-owned subsidiary maintains a third program. The Parent Program in the U.S. provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. The Parent Program outside the U.S. provides for the issuance of commercial paper denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of April 30, 2025 and October 31, 2024, no borrowings were outstanding under the Parent Programs. As of April 30, 2025 and October 31, 2024, $662 million and $649 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
In September 2024, the Company terminated its prior senior unsecured revolving credit facility that was entered into in December 2021, and entered into a new senior unsecured revolving credit facility with an aggregate lending commitment of $5.25 billion for a period of five years. The commitment comprised of (i) $4.75 billion of commitments available immediately and (ii) $500 million of commitments available from and subject to the closing of the proposed acquisition of Juniper Networks and refinancing of Juniper Networks’ credit agreement in connection with the closing of such proposed acquisition. As of April 30, 2025 and October 31, 2024, no borrowings were outstanding under this credit facility.
Uncommitted Credit Facility
The Company maintains an uncommitted short-term advance facility with Societe Generale that was entered into in September 2023 with a principal amount of up to $500 million for a period of 5 years. As of April 30, 2025 and October 31, 2024, no borrowings were outstanding under this credit facility.
Juniper Acquisition Financing
In September 2024, the Company entered into term loan agreements with JPMorgan Chase Bank, N.A, Citibank, N.A., and Mizuho Bank, Ltd. for approximately $12.0 billion of senior unsecured delayed draw term loan facilities, comprised of an approximately $9.0 billion 364-day tranche and a $3.0 billion three-year tranche, subject to customary conditions. The Company has since further reduced the commitments under the 364-day term loan to $1.0 billion. Unless previously terminated, commitments under both the 364-day term loan and the three-year term loan will terminate upon the earliest of (i) five business

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
days after the Juniper Outside Date (as defined in such term loan agreements), (ii) the occurrence of the closing of the acquisition of Juniper Networks without the funding of any borrowings under either of the term loan agreements, and (iii) the termination of the Merger Agreement by HPE in writing in accordance with its terms. As of April 30, 2025, no borrowings were outstanding under these agreements.
Note 13: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of April 30, 2025, and changes for the six months ended April 30, 2025 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized (losses) gains on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$8	$(16)	$(2,342)	$(627)	$(2,977)
Other comprehensive loss before reclassifications	(6)	(195)	(20)	(12)	(233)
Reclassifications of losses into earnings	—	31	62	—	93
Tax benefit (provision)	—	30	(6)	(1)	23
Balance at end of period	$2	$(150)	$(2,306)	$(640)	$(3,094)
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
Share Repurchase Program
For the six months ended April 30, 2025, the Company repurchased and settled 5.7 million shares under its share repurchase program through open market repurchases, which included 0.1 million shares that were unsettled open market repurchases as of October 31, 2024. As of April 30, 2025, the Company did not have any unsettled open market repurchases. Shares repurchased for the six months ended April 30, 2025 were recorded as a $100 million reduction to stockholders' equity. As of April 30, 2025, the Company had a remaining authorization of approximately $0.7 billion for future share repurchases.
Note 14: Net (Loss) Earnings Per Share
The Company calculates basic net (loss) earnings per share (“EPS”) using net (loss) earnings and the weighted-average number of shares outstanding during the reporting period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2025	2024	2025	2024
	In millions, except per share amounts
Numerator:
Net (loss) earnings attributable to common stockholders - Basic	$(1,079)	$314	$(481)	$701
Plus: 7.625% Series C mandatory convertible preferred stock dividends	—	—	—	—
Net (loss) earnings - Diluted	$(1,079)	$314	$(481)	$701
Denominator:
Weighted-average shares used to compute basic net EPS	1,322	1,311	1,319	1,306
Dilutive effect of employee stock plans(1)	—	14	—	14
Dilutive effect of 7.625% Series C mandatory convertible preferred stock(1)	—	—	—	—
Weighted-average shares used to compute diluted net EPS	1,322	1,325	1,319	1,320
Net EPS:
Basic	$(0.82)	$0.24	$(0.36)	$0.54
Diluted	$(0.82)	$0.24	$(0.36)	$0.53
Anti-dilutive Share Count(1)(2):
Employee stock plans	49	—	51	—
7.625% Series C mandatory convertible preferred stock	87	—	76	—
Total anti-dilutive weighted-average stock	136	—	127	—

(1)The impact of dilutive effect of employee stock plans is calculated under the treasury stock method, and the impact of dilutive effect of the Preferred Stock is calculated under the if-converted method. The effect of employee stock plans and preferred stock is excluded when calculating diluted net loss per share as it would be anti-dilutive.
(2)The Company excludes shares potentially issuable under employee stock plans that could dilute basic net EPS in the future from the calculation of diluted net EPS, as their effect, if included, would have been anti-dilutive for the periods presented.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. HPE believes it has recorded adequate provisions for any such matters and, as of April 30, 2025, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
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
India Directorate of Revenue Intelligence Proceedings. On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the “DRI”) issued notices to Hewlett-Packard India Sales Private Ltd (“HP India”), a subsidiary of HP Inc., seven HP India employees and one former HP India employee alleging that HP India underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products-related notices affirming duties and penalties against HP India and the named individuals for approximately $386 million (plus interests). On April 20, 2012, the Commissioner issued an order on the spare parts-related notice affirming duties and penalties against HP India and certain of the named individuals for approximately $17 million. HP India filed appeals of the Commissioner's orders before the Customs Tribunal. The Customs Department filed cross-appeals before the Customs Tribunal. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to return the matter to the Commissioner on procedural grounds. After multiple delays and postponements over the last decade, the Customs Tribunal began hearing the parties’ cross-appeals on April 21, 2025. The hearing on the cross-appeals is expected to be completed in June 2025. The Company expects a ruling from the Customs Tribunal in fiscal 2025. Either party may appeal the ruling to the India Supreme Court.
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
Environmental
The Company's operations and products are or may in the future become subject to various federal, state, local, and foreign laws and regulations concerning the environment, including laws addressing the discharge of pollutants into the air and water; supply chain due diligence; sustainability, environment, and emissions-related reporting; environmental claims and statements; the management, movement, and disposal of hazardous substances and wastes; the clean-up of contaminated sites; product safety and compliance; the energy consumption of products, services, and operations; and the operational or financial responsibility for recycling, treatment, and disposal of those products. This includes legislation that makes producers of electrical goods, including servers and networking equipment, responsible for repairability requirements or financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products (sometimes referred to as “product take-back legislation”). The Company could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws, including those related to addressing climate change, sustainability, and other environmental related issues, or if its products become non-compliant with such environmental laws. The Company's potential exposure includes impacts on revenue, fines and civil or criminal sanctions, third-party environmental or property damage or personal injury claims or actions, and clean-up costs. The amount and timing of costs to comply with environmental laws are difficult to predict.
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
The maximum potential future payments under performance guarantees and financing arrangements was $314 million as of April 30, 2025.
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
The financial discussion and analysis in the following MD&A compares the three and six months ended April 30, 2025 to the comparable prior-year period and where appropriate, as of April 30, 2025, unless otherwise noted.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
TRENDS AND UNCERTAINTIES
During the first six months of fiscal 2025, the effects of the evolving macroeconomic environment on demand persisted and certain significant developments impacted our operations, as follows:
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
Macroeconomic Uncertainty: The evolving macroeconomic environment has impacted industry-wide demand, as customers take longer to work through prior orders and have been adopting a more strategic approach to discretionary IT spending. This has resulted in uneven demand across our portfolio and geographies, particularly for certain of our hardware offerings, as customers have focused investments on modernizing infrastructure, such as migrating to cloud-based offerings, including our own. Additionally, there is growing uncertainty surrounding the tariff environment and import/export regulations, which has resulted in trading partners enacting reciprocally restrictive trade policies and measures. These have enhanced global trade uncertainty and contributed to higher prices of components and end products and services. We expect such mixed macroeconomic environment to largely continue and possibly limit revenue and margin growth in the near term.
Supply Chain: We experienced supply chain constraints for certain components, including graphics processing units, (“GPUs”) and accelerated processing units. Though, they have since eased, in part due to increased availability of supply and lower material and logistics costs, the future remains uncertain due to continuous shifts in U.S. trade policy, which have thus far impacted our ability to import and export components and finished products and the costs of doing so. Additionally, logistics costs may rise with the aforementioned changes in trade policies. We have been experiencing higher-than-normal inventory levels, primarily due to customers transitioning to the next generation of GPUs, our securing supply ahead of demand, and longer customer acceptance timelines on AI-related orders; we expect this trend to continue in the medium term. We have experienced, and expect to continue experiencing, rising input component costs due to the global trade uncertainties referenced above and a competitive pricing environment, all of which may impact our financial results. We plan to mitigate the impact of these dynamics through continued disciplined cost and pricing management and supply chain diversification.
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
Recent Tax Developments: The Organisation for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. To date, 59 countries have enacted portions, or all, of the OECD proposal and a further 6 countries have drafted, or have announced an intent to draft, legislation enacting the proposed rules. Where enacted, the rules are effective for us in fiscal 2025. Under US GAAP, the OECD Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes. We do not expect a material impact to our fiscal 2025 results.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The Internal Revenue Service (“IRS”) is conducting audits of our fiscal 2020 through 2022 U.S. federal income tax returns. In the second quarter of fiscal 2025, the IRS issued a Revenue Agent Report (“RAR”) regarding the audit of our fiscal 2017 through 2019 U.S. federal income tax returns with which we agreed. The audit cycle for fiscal 2017 through 2019 is now considered effectively settled, resulting in a reduction of existing unrecognized tax benefits of approximately $340 million, which did not result in a material impact to our Condensed Consolidated Statement of Earnings and our Condensed Consolidated Balance Sheet. The resolution of the audit resulted in the release of tax reserves that were predominantly related either to adjustments to foreign tax credits that carried a full valuation allowance or to the timing of intercompany royalty revenue recognition, neither of which affected our effective tax rate.
Other Trends and Uncertainties: The impacts of geopolitical volatility (including the ongoing conflict in the Middle East and in Ukraine and the relationship between China and the U.S.) may impact our operations, financial performance, and ability to conduct business in some non-U.S. markets. We have, in the past, entered into contracts for the sale of certain products and services that reflect heavier-than-normal discounting due to competitive pressures, which have resulted in lower margins than expected, and we expect will continue to negatively impact our margins in the near term. We are monitoring and seeking to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks, as well as our pricing and discounting practices. We remain focused on executing our key strategic priorities, building long-term value creation for our stakeholders, and addressing our customers’ needs while continuing to make prudent decisions in response to the environment.
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
For further information about the Merger, refer to Note 8, “Acquisitions and Dispositions” to the Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, and for further discussion about the risks related to the Merger, see the section titled “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2024, as modified by the risk statements in the section titled “Risk Factors” in Item 1A of Part II of the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2025.
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
The estimates of the duration of the Program, the charges and expenditures that we expect to incur in connection therewith, and the timing thereof are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Program. In connection with the Program, we incurred charges of $146 million for the three and six months ended April 30, 2025.
Three months ended April 30, 2025 compared with three months ended April 30, 2024
Net revenue of $7.6 billion represented an increase of 5.9% (increased 7.1% on a constant currency basis) primarily due to higher average unit prices (“AUPs”) in the Server segment and higher unit volume and AUPs in the Hybrid Cloud segment. The gross profit margin of 28.4% (or $2.2 billion), represents a decrease of 4.6 percentage points from the prior-year period primarily due to an increase in cost of sales in the Server, Hybrid Cloud and Intelligent Edge segments. The operating profit margin of (14.5)% represents a decrease of 20.4 percentage points from the prior-year period primarily due to the impairment of goodwill.
Six months ended April 30, 2025 compared with six months ended April 30, 2024
Net revenue of $15.5 billion represented an increase of 10.9% (increased 12.0% on a constant currency basis) primarily due to higher AUPs in the Server segment and higher unit volume in the Hybrid Cloud segment. The gross profit margin of 28.8% (or $4.5 billion), represents a decrease of 5.8 percentage points from the prior-year period primarily due to an increase in cost of sales in the Server, Intelligent Edge and Hybrid Cloud segments. The operating profit margin of (4.4)% represents a decrease of 11.2 percentage points from the prior-year period primarily due to the impairment of goodwill.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financial Results
The following table summarizes our condensed consolidated GAAP financial results:

	For the three months ended April 30,			For the six months ended April 30,
	2025	2024	Change	2025	2024	Change
	Dollars in millions, except per share amounts
Net revenue	$7,627	$7,204	5.9%	$15,481	$13,959	10.9%
Gross profit	$2,169	$2,376	(8.7)%	$4,464	$4,833	(7.6)%
Gross profit margin	28.4%	33.0%	(4.6)pts	28.8%	34.6%	(5.8)pts
(Loss) earnings from operations	$(1,109)	$425	(360.9)%	$(676)	$950	(171.2)%
Operating profit margin	(14.5)%	5.9%	(20.4)pts	(4.4)%	6.8%	(11.2)pts
Net (loss) earnings attributable to HPE	$(1,050)	$314	(434.4)%	$(423)	$701	(160.3)%
Net (loss) earnings attributable to common stockholders	$(1,079)	$314	(443.6)%	$(481)	$701	(168.6)%
Diluted net (loss) earnings per share attributable to common stockholders(1)	$(0.82)	$0.24	$(1.06)	$(0.36)	$0.53	$(0.89)
Cash flow (used in) provided by operations	$(461)	$1,093	$(1,554)	$(851)	$1,157	$(2,008)
The following table summarizes our condensed consolidated non-GAAP financial results:

	For the three months ended April 30,			For the six months ended April 30,
	2025	2024	Change	2025	2024	Change
	Dollars in millions, except per share amounts
Net revenue in constant currency	$7,719	$7,204	7.1%	$15,633	$13,959	12.0%
Non-GAAP gross profit	$2,244	$2,383	(5.8)%	$4,554	$4,831	(5.7)%
Non-GAAP gross profit margin	29.4%	33.1%	(3.7)pts	29.4%	34.6%	(5.2)pts
Non-GAAP earnings from operations	$613	$684	(10.4)%	$1,393	$1,459	(4.5)%
Non-GAAP operating profit margin	8.0%	9.5%	(1.5)pts	9.0%	10.5%	(1.5)pts
Non-GAAP net earnings attributable to HPE	$545	$561	(2.9)%	$1,229	$1,199	2.5%
Non-GAAP net earnings attributable to common stockholders	$516	$561	(8.0)%	$1,171	$1,199	(2.3)%
Non-GAAP diluted net earnings per share attributable to common stockholders(1)	$0.38	$0.42	$(0.04)	$0.87	$0.91	$(0.04)
Free cash flow	$(847)	$610	($1,457)	$(1,724)	$128	$(1,852)

(1)For purposes of calculating diluted net (loss) earnings per share (“EPS”), the preferred stock dividends are added back to the net (loss) earnings attributable to common stockholders and the diluted weighted average share calculation assumes the preferred stock was converted at issuance or as of the beginning of the reporting period. For GAAP diluted net EPS, the effect of employee stock plans and preferred stock is excluded when calculating diluted net loss per share as it would be anti-dilutive.
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
The following presents our ARR calculated as of April 30, 2025 and 2024:

	As of April 30,
	2025	2024
	Dollars in millions
ARR	$2,228	$1,531
Year-over-year growth rate	46%	37%
The 46% year-over year increase in ARR was primarily due to growth in our Hybrid Cloud, Server and Intelligent Edge segments, which was due to an expanding customer installed base, an expanded range of HPE GreenLake Flex Solutions, Server aaS and Intelligent Edge aaS activity.
Dividends and Share Repurchase Program
Returning capital to our stockholders remains an important part of our capital allocation framework, which also consists of strategic investments. The holders of HPE common stock are entitled to receive dividends when and as declared by the Board of Directors. Our ability to pay dividends will depend on many factors, such as its financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in its debt, industry practice, legal requirements, regulatory constraints, and other factors that the Board of Directors deems relevant. Furthermore, so long as any share of our Preferred Stock remains outstanding, no dividend on shares of common stock (or any other class of stock junior to the Preferred Stock) shall be declared or paid unless all accumulated and unpaid dividends for all preceding dividend periods for the Preferred Stock have been declared and paid in full in cash, shares of the Company’s common stock or a combination thereof, or a sufficient sum of cash or number of shares of its common stock has been set apart for the payment of such dividends, on all outstanding shares of the Preferred Stock. During the second quarter of fiscal 2025, we paid a quarterly dividend of $0.13 per share of common stock. On June 3, 2025, we declared a regular cash dividend of $0.13 per share of our common stock, payable on or about July 17, 2025, to our holders of record as of the close of business on June 18, 2025. We also declared a cash dividend of $0.953125 per share of our 7.625% Series C Mandatory Convertible Preferred Stock, which was paid on June 1, 2025, to holders of record as of the close of business on May 15, 2025.
As of April 30, 2025, we had a remaining authorization of approximately $0.7 billion for future share repurchases.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the three months ended April 30,				For the six months ended April 30,
	2025		2024		2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$7,627	100.0%	$7,204	100.0%	$15,481	100.0%	$13,959	100.0%
Cost of sales (exclusive of amortization shown separately below)	5,458	71.6	4,828	67.0	11,017	71.2	9,126	65.4
Gross profit	2,169	28.4	2,376	33.0	4,464	28.8	4,833	34.6
Research and development	540	7.1	590	8.2	1,015	6.6	1,172	8.4
Selling, general and administrative	1,298	17.0	1,215	16.9	2,566	16.6	2,431	17.4
Amortization of intangible assets	37	0.5	67	0.9	75	0.5	138	1.0
Impairment of goodwill	1,361	17.8	—	—	1,361	8.8	—	—
Transformation (credit) costs	(13)	(0.2)	33	0.5	2	—	53	0.4
Acquisition, disposition and other charges	55	0.7	46	0.6	121	0.8	89	0.6
(Loss) earnings from operations	(1,109)	(14.5)	425	5.9	(676)	(4.4)	950	6.8
Gain on sale of a business	—	—	—	—	244	1.6	—	—
Interest and other, net	39	0.5	(22)	(0.3)	78	0.5	(110)	(0.8)
Earnings from equity interests	25	0.3	42	0.6	42	0.3	88	0.6
(Loss) earnings before provision for taxes	(1,045)	(13.7)	445	6.2	(312)	(2.0)	928	6.6
Provision for taxes	(5)	(0.1)	(131)	(1.8)	(111)	(0.7)	(227)	(1.6)
Net (loss) earnings attributable to HPE	(1,050)	(13.8)	314	4.4	(423)	(2.7)	701	5.0
Preferred stock dividends	(29)	(0.4)	—	—	(58)	(0.4)	—	—
Net (loss) earnings attributable to common stockholders	$(1,079)	(14.2)%	$314	4.4%	$(481)	(3.1)%	$701	5.0%
Three and six months ended April 30, 2025 compared with the three and six months ended April 30, 2024
Net revenue
For the three months ended April 30, 2025, total net revenue of $7.6 billion represented an increase of $0.4 billion, or 5.9% (increased 7.1% on a constant currency basis). U.S. net revenue increased by $155 million, or 6.0%, to $2.7 billion, and net revenue from outside of the U.S. increased by $268 million, or 5.8%, to $4.9 billion.
For the six months ended April 30, 2025, total net revenue of $15.5 billion represented an increase of $1.5 billion, or 10.9% (increased 12.0% on a constant currency basis). U.S. net revenue increased by $379 million, or 7.8%, to $5.3 billion, and net revenue from outside of the U.S. increased by $1.1 billion, or 12.6%, to $10.2 billion.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The components of the weighted net revenue change by segment were as follows:

	For the three months ended April 30, 2025	For the six months ended April 30, 2025
	Percentage Points
Server	3.0	8.5
Hybrid Cloud	2.4	2.1
Intelligent Edge	1.1	0.2
Financial Services	(0.2)	(0.1)
Corporate Investments and Other	(0.8)	(0.7)
Total segment	5.5	10.0
Elimination of intersegment net revenue and other	0.4	0.9
Total HPE	5.9	10.9
Three months ended April 30, 2025 compared with three months ended April 30, 2024
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Server net revenue increased $217 million, or 5.6%, primarily due to higher AUPs
•Hybrid Cloud net revenue increased $171 million, or 13.3%, primarily due to increase in unit volume and AUPs
•Intelligent Edge net revenue increased $76 million, or 7.0%, primarily due to higher volume and product mix
•Financial Services net revenue decreased $11 million, or 1.3%, primarily due to lower rental revenue on lower average operating leases and unfavorable currency fluctuations
•Corporate Investments and Other net revenue decreased $58 million, or 23.0%, primarily due to the divestiture of the Communications Technology Group (“CTG”) business
Six months ended April 30, 2025 compared with six months ended April 30, 2024
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Server net revenue increased $1,180 million, or 16.5%, primarily due to higher AUPs
•Hybrid Cloud net revenue increased $303 million, or 11.9%, primarily due to an increase in unit volume
•Intelligent Edge net revenue increased $21 million, or 0.9%, primarily due to an increase in our aaS offerings
•Financial Services net revenue decreased $11 million, or 0.6%, primarily due to lower rental revenue on lower average operating leases and unfavorable currency fluctuations
•Corporate Investments and Other net revenue decreased $99 million, or 20.2%, primarily due to the divestiture of CTG
Please refer to the section “Segment Information” further below for a discussion of our results of operations for each reportable segment.
Gross profit
For the three and six months ended April 30, 2025, the total gross profit margin of 28.4% and 28.8%, respectively, represents a decrease of 4.6 and 5.8 percentage points, respectively, as compared to the respective prior year periods. The decrease for the three and six months ended April 30, 2025, was primarily due to an increase in cost of sales in the Server, Hybrid Cloud and Intelligent Edge segments.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Operating expenses
Research and development (“R&D”)
For the three months ended April 30, 2025, R&D expense decreased by $50 million, or 8.5%, primarily due to higher mix of capital versus expense investment, which contributed 12.9 percentage points to the change. The decrease was partially offset by the cost reduction program, which contributed 4.1 percentage points to the change.
For the six months ended April 30, 2025, R&D expense decreased by $157 million, or 13.4%, primarily due to higher mix of capital versus expense investment, which contributed 11.9 percentage points to the change.
Selling, general and administrative (“SG&A”)
For the three and six months ended April 30, 2025, SG&A expense increased by $83 million, or 6.8%, and $135 million, or 5.6%, respectively, primarily due to the cost reduction program, which contributed 7.0 and 6.1 percentage points, respectively.
Impairment of goodwill
Impairment of goodwill for the three and six months ended April 30, 2025 represents a partial goodwill impairment charge of $1.4 billion, as it was determined that the fair value of the Hybrid Cloud reporting unit was below the carrying value of its net assets. The decline in the fair value was primarily driven by an increase in the discount rate used in the discounted cash flows analysis, driven by heightened macroeconomic uncertainty. Refer to Note 9, “Goodwill” to the Condensed Consolidated Financial Statements in Item 1 of Part I for more information.
Acquisition, disposition and other charges
For the three months ended April 30, 2025, acquisition, disposition and other charges increased by $9 million or 19.6%, primarily due to costs incurred in connection with the proposed acquisition of Juniper Networks.
For the six months ended April 30, 2025, acquisition, disposition and other charges increased by $32 million, or 36.0%, primarily due to costs incurred in connection with the divestiture of CTG and the proposed acquisition of Juniper Networks.
Gain on sale of a business
On December 1, 2024, we completed the disposition of CTG. We received net proceeds of $210 million and recognized a gain of $244 million.
Interest and other, net
For the three months ended April 30, 2025, interest and other, net income increased by $61 million, or 277.3%, primarily due to an increase in net interest income and an increase in the non-service net periodic benefit credit.
For the six months ended April 30, 2025, interest and other, net income increased by $188 million, or 170.9%, primarily due to an increase in net interest income, a gain on equity investments recognized in the current period compared to a loss on equity investments in the prior-year period, and an increase in the non-service net periodic benefit credit.
Earnings from equity interests
For the three and six months ended April 30, 2025, earnings from equity interests decreased $17 million, or 40.5%, and $46 million, or 52.3%, respectively, primarily due to lower earnings from our equity interest in H3C as a result of the disposition of 30% of the total issued share capital of H3C.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Provision for taxes
For the three months ended April 30, 2025 and 2024, we recorded income tax expense of $5 million and $131 million, respectively, which reflects an effective tax rate of (0.5)% and 29.4%, respectively. For the six months ended April 30, 2025 and 2024, we recorded income tax expense of $111 million and $227 million, respectively, which reflects an effective tax rate of (35.6)% and 24.5%, respectively. For the three and six months ended April 30, 2025, our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world and the effects of the non-deductible goodwill impairment. For the three and six months ended April 30, 2024, our effective tax rate differs from the U.S. federal statutory rate of 21% due to the geographic mix of forecasted earnings and net unfavorable permanent differences from U.S. income tax on non-U.S. earnings.
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
Segment Results
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the three months ended April 30, 2025, as compared to the prior-year period:

	HPE Consolidated		Server		Hybrid Cloud		Intelligent Edge		Financial Services		Corporate Investments and Other
	Dollars in millions
Net revenue(1)	$7,627		$4,058		$1,453		$1,162		$856		$194
Year-over-year change %	5.9%		5.6%		13.3%		7.0%		(1.3)%		(23.0)%
(Loss) earnings from operations(2)	$(1,109)		$241		$78		$274		$89		$(10)
(Loss) earnings from operations as a % of net revenue	(14.5)%		5.9%		5.4%		23.6%		10.4%		(5.2)%
Year-over-year change percentage points	(20.4)	pts	(5.1)	pts	4.4	pts	1.8	pts	1.1	pts	(1.6)	pts
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the six months ended April 30, 2025, as compared to the prior-year period:

	HPE Consolidated		Server		Hybrid Cloud		Intelligent Edge		Financial Services		Corporate Investments and Other
	Dollars in millions
Net revenue(1)	$15,481		$8,348		$2,858		$2,308		$1,729		$391
Year-over-year change %	10.9%		16.5%		11.9%		0.9%		(0.6)%		(20.2)%
(Loss) earnings from operations(2)	$(676)		$589		$177		$588		$171		$(12)
(Loss) earnings from operations as a % of net revenue	(4.4)%		7.1%		6.2%		25.5%		9.9%		(3.1)%
Year-over-year change percentage points	(11.2)	pts	(4.1)	pts	3.7	pts	(0.3)	pts	1.0	pts	0.8	pts

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(1)HPE consolidated net revenue excludes intersegment net revenue. Segment net revenues include intersegment net revenue.
(2)Segment earnings (loss) from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, transformation (credit) costs, H3C divestiture related severance costs, severance costs related to the cost reduction program, acquisition, disposition and other charges and impairment of goodwill.
Server

	For the three months ended April 30,			For the six months ended April 30,
	2025	2024	% Change	2025	2024	% Change
	Dollars in millions
Net revenue	$4,058	$3,841	5.6%	$8,348	$7,168	16.5%
Earnings from operations	$241	$423	(43.0)%	$589	$802	(26.6)%
Earnings from operations as a % of net revenue	5.9%	11.0%		7.1%	11.2%
Three months ended April 30, 2025 compared with three months ended April 30, 2024
Server net revenue increased by $217 million, or 5.6% (increased 6.8% on a constant currency basis), primarily due to a $235 million, or 7.9%, increase in product revenue. The increase in product revenue was primarily due to higher net AUPs of $601 million, or 20.1%, partially offset by a decrease in net unit volume of $348 million, or 11.6%.
Server earnings from operations as a percentage of net revenue decreased 5.1 percentage points due to an increase in cost of products as a percentage of net revenue resulting from input cost increases and competitive pricing pressure. Operating expenses as a percentage of net revenue remained relatively flat as compared to the prior-year period.
Six months ended April 30, 2025 compared with six months ended April 30, 2024
Server net revenue increased by $1,180 million, or 16.5% (increased 17.5% on a constant currency basis), primarily due to a $1,180 million, or 21.5%, increase in product revenue. The increase in product revenue was primarily due to higher net AUPs of $1,607 million, or 29.3%, partially offset by a decrease in net unit volume of $377 million, or 6.9%, and unfavorable currency fluctuations of $50 million, or 0.9%.
Server earnings from operations as a percentage of net revenue decreased 4.1 percentage points due to an increase in costs of products as a percentage of net revenue, moderated by a decrease in operating expenses as a percentage of net revenue. The increase in cost of products as a percentage of net revenue was primarily due to competitive pricing pressure, input cost increases, and higher mix of lower margin products. The decrease in operating expenses as a percentage of net revenue was primarily due to the scale of the net revenue increase while total operating expenses remained relatively flat.
Hybrid Cloud

	For the three months ended April 30,			For the six months ended April 30,
	2025	2024	% Change	2025	2024	% Change
	Dollars in millions
Net revenue	$1,453	$1,282	13.3%	$2,858	$2,555	11.9%
Earnings from operations	$78	$13	500.0%	$177	$64	176.6%
Earnings from operations as a % of net revenue	5.4%	1.0%		6.2%	2.5%
Three months ended April 30, 2025 compared with three months ended April 30, 2024
Hybrid Cloud net revenue increased by $171 million, or 13.3% (increased 14.6% on a constant currency basis), primarily due to increases in unit volume and AUPs. Hybrid Cloud product revenue increased by $106 million, or 15.9%, primarily due to a unit volume increase of $96 million, or 14.4%, led by private cloud products. Hybrid Cloud services revenue increased by $65 million, or 10.6%, primarily driven by higher services contribution from private cloud products and storage subscription services.
Hybrid Cloud earnings from operations as a percentage of net revenue increased 4.4 percentage points, due to a decrease in operating expenses as a percentage of net revenue. Operating expenses decreased due to capitalization of software costs and cost containment measures. Cost of products and services as a percentage of net revenue increased due to a higher contribution

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
from our products portfolio, as we transition to a more software-defined platform with HPE Alletra.
Six months ended April 30, 2025 compared with six months ended April 30, 2024
Hybrid Cloud net revenue increased by $303 million, or 11.9%, (increased 12.8% on a constant currency basis) primarily due to an increase in unit volume. Hybrid Cloud product revenue increased by $159 million, or 11.7%, primarily due to a unit volume increase of $132 million, or 9.7%, led by private cloud products. Hybrid Cloud services revenue increased by $144 million, or 12.0%, primarily driven by higher services contribution from private cloud products and storage subscription services.
Hybrid Cloud earnings from operations as a percentage of net revenue increased 3.7 percentage points, due to a decrease in operating expenses as a percentage of net revenue, primarily driven by capitalization of software costs and cost containment measures. Cost of products and services as a percentage of net revenue increased due to a higher contribution from our products portfolio, as we transition to a more software-defined platform with HPE Alletra.
Intelligent Edge

	For the three months ended April 30,			For the six months ended April 30,
	2025	2024	% Change	2025	2024	% Change
	Dollars in millions
Net revenue	$1,162	$1,086	7.0%	$2,308	$2,287	0.9%
Earnings from operations	$274	$237	15.6%	$588	$590	(0.3)%
Earnings from operations as a % of net revenue	23.6%	21.8%		25.5%	25.8%
Three months ended April 30, 2025 compared with three months ended April 30, 2024
Intelligent Edge net revenue increased by $76 million, or 7.0% (increased 8.0% on a constant currency basis). Product revenue increased by $43 million, or 5.4%, primarily led by higher volume and product mix effect of $52 million, or 6.5%. The product revenue increase was primarily led by switching products due to increased demand. Services net revenue increased $33 million, or 11.3%, primarily led by our aaS offerings.
Intelligent Edge earnings from operations as a percentage of net revenue increased 1.8 percentage points primarily due to a decrease in operating expenses as a percentage of net revenue, partially offset by an increase in cost of products and services as a percentage of net revenue. The increase in cost of product and services as a percentage of net revenue was primarily due to competitive pricing pressure. The decrease in operating expenses as a percentage of net revenue primarily due to our cost containment measures.
Six months ended April 30, 2025 compared with six months ended April 30, 2024
Intelligent Edge net revenue increased by $21 million, or 0.9% (increased 1.5% on a constant currency basis). Services net revenue increased $73 million, or 12.8%, primarily led by our aaS offerings. Product revenue decreased by $52 million, or 3.0%, led by lower AUPs of $172 million, or 10.0%, partially offset by higher volume and product mix effect of $128 million, or 7.5%. The product revenue decrease was primarily led by switching products due to higher backlog reduction in prior-year period, partially offset by an increase in wireless local area network products.
Intelligent Edge earnings from operations as a percentage of net revenue remained relatively flat.
Financial Services

	For the three months ended April 30,			For the six months ended April 30,
	2025	2024	% Change	2025	2024	% Change
	Dollars in millions
Net revenue	$856	$867	(1.3)%	$1,729	$1,740	(0.6)%
Earnings from operations	$89	$81	9.9%	$171	$155	10.3%
Earnings from operations as a % of net revenue	10.4%	9.3%		9.9%	8.9%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Three months ended April 30, 2025 compared with three months ended April 30, 2024
FS net revenue decreased by $11 million, or 1.3% (increased 0.8% on a constant currency basis) primarily due to lower rental revenue on lower average operating leases and unfavorable currency fluctuations, partially offset by higher finance income from higher average finance leases, along with higher asset management remarketing revenue and asset recovery services revenue.
FS earnings from operations as a percentage of net revenue increased 1.1 percentage points due to a decrease in cost of services as a percentage of net revenue, while operating expenses as a percentage of net revenue were relatively flat. The decrease in cost of services as a percentage of net revenue resulted primarily from lower depreciation expense, partially offset by higher bad debt expense.
Six months ended April 30, 2025 compared with six months ended April 30, 2024
FS net revenue decreased by $11 million, or 0.6% (increased 1.2% on a constant currency basis) primarily due to lower rental revenue on lower average operating leases and unfavorable currency fluctuations, partially offset by higher finance income from higher average finance leases, along with higher asset management remarketing revenue and asset recovery services revenue.
FS earnings from operations as a percentage of net revenue increased 1.0 percentage points due to a decrease in cost of services as a percentage of net revenue, while operating expenses as a percentage of net revenue were flat. The decrease in cost of services as a percentage of net revenue resulted primarily from lower depreciation expense, partially offset by higher bad debt expense and higher borrowing costs.
Financing Volume

	For the three months ended April 30,		For the six months ended April 30,
	2025	2024	2025	2024
	In millions
Financing volume	$1,305	$1,672	$2,461	$3,035
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 21.9% and 18.9% for the three and six months ended April 30, 2025, as compared to the prior-year period. The decrease for the three and six months ended April 30, 2025, was primarily driven by lower financing of both HPE and third-party product sales and services.
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	April 30, 2025	October 31, 2024
	Dollars in millions
Financing receivables, gross	$9,602	$9,647
Net equipment under operating leases	3,352	3,632
Capitalized profit on intercompany equipment transactions(1)	437	396
Intercompany leases(1)	123	119
Gross portfolio assets	13,514	13,794
Allowance for doubtful accounts(2)	196	177
Operating lease equipment reserve	33	30
Total reserves	229	207
Net portfolio assets	$13,285	$13,587
Reserve coverage	1.7%	1.5%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.6 billion and $11.8 billion as of April 30, 2025 and October 31, 2024, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at both April 30, 2025 and October 31, 2024 was $1.7 billion.
As of April 30, 2025 and October 31, 2024, FS net cash and cash equivalents balances were approximately $670 million and $533 million, respectively.
Net portfolio assets as of April 30, 2025 decreased 2.2% from October 31, 2024. The decrease generally resulted from portfolio runoff exceeding new financing volume during the period, partially offset by favorable currency fluctuations.
FS bad debt expense includes charges to general reserves, specific reserves, and write-offs for sales-type, direct-financing, and operating leases. For the three and six months ended April 30, 2025, FS recorded net bad debt expense of $25 million and $50 million, respectively. For the three and six months ended April 30, 2024, FS recorded net bad debt expense of $10 million and $22 million, respectively.
Corporate Investments and Other

	For the three months ended April 30,			For the six months ended April 30,
	2025	2024	% Change	2025	2024	% Change
	Dollars in millions
Net revenue	$194	$252	(23.0)%	$391	$490	(20.2)%
Loss from operations	$(10)	$(9)	(11.1)%	$(12)	$(19)	36.8%
Loss from operations as a % of net revenue	(5.2)%	(3.6)%		(3.1)%	(3.9)%
Three months ended April 30, 2025 compared with three months ended April 30, 2024
Corporate Investments and Other net revenue decreased by $58 million, or 23.0% (decreased 21.4% on a constant currency basis), primarily due to the divestiture of the CTG business effective December 1, 2024.
Corporate Investments and Other loss from operations remained relatively flat.
Six months ended April 30, 2025 compared with six months ended April 30, 2024
Corporate Investments and Other net revenue decreased by $99 million, or 20.2% (decreased 18.6% on a constant currency basis), primarily due to the divestiture of the CTG business effective December 1, 2024.
Corporate Investments and Other loss from operations as a percentage of net revenue decreased by 0.8 percentage points primarily due decreases in cost of services and operating expenses as a percentage of net revenue due to the divestiture of the CTG business effective December 1, 2024.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
As of April 30, 2025, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, except for estimates used in our goodwill impairment analysis.
Goodwill
We review goodwill for impairment at the reporting unit level annually on the first day of the fourth quarter, or whenever events or circumstances indicate the carrying amount of goodwill may not be recoverable. We are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. We performed interim goodwill impairment tests as of November 1, 2024 and April 30, 2025.
As of April 30, 2025, our reporting units with goodwill are consistent with the reportable segments identified in Note 2, “Segment Information” to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, with the exception of Corporate Investments and Other which contains one reporting unit: Advisory and Professional Services.
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
November 1, 2024 Interim Impairment Test
An interim impairment test was performed as of November 1, 2024 based on organizational changes impacting the Hybrid Cloud and Server reporting units. The interim impairment test did not result in an impairment of goodwill.
April 30, 2025 Interim Impairment Test
During the second quarter of fiscal 2025, the macroeconomic environment experienced a rapid deterioration, primarily driven by the announcement and subsequent modifications of international tariffs, an escalation in global trade tensions, and increasing geopolitical uncertainty. These events have contributed to significant movement in inputs used to determine the weighted-average cost of capital. As of April 30, 2025, we determined that an indicator of potential impairment existed to require an interim quantitative goodwill impairment test for its reporting units.
Based on the results of the interim quantitative impairment test performed as of April 30, 2025, the fair value of the Hybrid Cloud reporting unit was below the carrying value assigned to Hybrid Cloud. The decline in the fair value of the Hybrid Cloud reporting unit was primarily driven by an increase in the discount rate used in the discounted cash flows analysis, which reflected heightened macroeconomic uncertainty and changes in market conditions. The fair value of the Hybrid Cloud reporting unit was based on a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows which we consider to be a level 3 unobservable input in the fair value hierarchy.
Prior to the quantitative goodwill impairment test, we tested the recoverability of long-lived assets and other assets of the Hybrid Cloud reporting unit and concluded that such assets were not impaired. The quantitative goodwill impairment test indicated that the carrying value of the Hybrid Cloud reporting unit exceeded its fair value by $1.4 billion. As a result, we recorded a goodwill impairment charge of $1.4 billion in the second quarter of fiscal 2025.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Subsequent to the impairment of Hybrid Cloud reporting unit, the indicated fair values of the reporting units exceeded their respective carrying amounts by a range of 0% to 112%. In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease all of the reporting units had an excess of fair value over carrying amount, except Server and Hybrid Cloud.
The Hybrid Cloud reporting unit has remaining goodwill of $3.5 billion as of April 30, 2025 and an excess of fair value over carrying value of net assets of 0% as of the interim test date. Hybrid Cloud business is transitioning to a more cloud-native, software-defined platform with HPE Alletra. Translating this growth to revenue and operating income will take time because a greater mix of high margin business, such as ratable software and services, are deferred and recognized in future periods.
The excess of fair value over carrying amount for the Server reporting unit was 3%. The fair value of the Server reporting unit was also impacted by an increase in the discount rate used in the discounted cash flow analysis, driven by heightened macroeconomic uncertainty. The Server reporting unit has a goodwill balance of $10.2 billion as of April 30, 2025. In the current macroeconomic and inflationary environment, customers have invested selectively, resulting in moderate unit growth and competitive pricing in the traditional servers business. While the AI servers business is growing at a faster pace, because graphics processing units represent a large portion of the solutions, the pricing is very competitive and margins are limited. The Server business continues to focus on capturing market share in both traditional and AI servers, while maintaining operating margin and leveraging its strong portfolio of products.
If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or if we have a significant or sustained decline in our stock price, it is possible the estimates about our Hybrid Cloud and Server reporting units’ ability to successfully address the current challenges may change, which could result in the carrying value of the Hybrid Cloud and Server reporting units exceeding their estimated fair value and potential impairment charges.
LIQUIDITY AND CAPITAL RESOURCES
Current Overview
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions and disposal activities including legal settlements, restructuring activities, transformation (credit) costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. We anticipate that the funds made available, including the debt funding related to the proposed acquisition of Juniper Networks, proceeds from issuance of the Preferred Stock and proceeds from the sale of 30% of the total issued share capital of H3C, and cash generated from our operations, along with our access to capital markets, will be sufficient to meet our liquidity requirements for at least the next twelve months (including for the payment of consideration to consummate the Juniper Networks transaction) and for the foreseeable future thereafter. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2024, as modified by the risk statements in the section titled “Risk Factors” in Item 1A of Part II of this Quarterly Report, and market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this Quarterly Report.
Our cash balances are held in numerous locations throughout the world, with a substantial amount held in the U.S. as of April 30, 2025. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
In connection with the share repurchase program previously authorized by our Board of Directors, we repurchased and settled an aggregate amount of $102 million, during the first six months of fiscal 2025. As of April 30, 2025, we had a remaining authorization of approximately $0.7 billion for future share repurchases. For more information on our share repurchase program, refer to the section entitled “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2 of Part II.
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
Liquidity
Our cash, cash equivalents, restricted cash, total debt, and available borrowing resources were as follows:

	As of
	April 30, 2025	October 31, 2024
	In millions
Cash, cash equivalents and restricted cash	$11,788	$15,105
Total debt	17,530	18,246
Available borrowing resources(1)	5,975	6,009
Commercial paper programs(2)	5,088	5,101
Uncommitted lines of credit(3)	$887	$908

(1)    Excludes the financing commitment for the Juniper Networks acquisition. The maximum aggregate commitment under this facility is $4.0 billion, however, no balances were outstanding under this facility as of April 30, 2025.
(2)     The maximum aggregate borrowing amount of the commercial paper programs and revolving credit facility is $5.75 billion.
(3)    The maximum aggregate capacity under the uncommitted lines of credit is $1.3 billion, of which $0.4 billion was primarily utilized towards issuances of bank guarantees.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following tables represent the way in which management reviews cash flows:

	For the six months ended April 30,
	2025	2024
	In millions
Net cash (used in) provided by operating activities	$(851)	$1,157
Net cash used in investing activities	(1,012)	(1,107)
Net cash used in financing activities	(1,492)	(1,676)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	38	(31)
Change in cash, cash equivalents and restricted cash	$(3,317)	$(1,657)
Free cash flow	$(1,724)	$128
Operating Activities
For the six months ended April 30, 2025, net cash used in operating activities increased by $2.0 billion, as compared to the corresponding period in fiscal 2024. The increase was primarily due to unfavorable working capital changes driven by the timing of payments, moderated by an increase in collection from financing receivables, as compared to the prior-year period.
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	April 30, 2025	October 31, 2024	Change	April 30, 2024	October 31, 2023	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	46	38	8	48	43	5	(2)
Days of supply in inventory ("DOS")	134	120	14	137	87	50	(3)
Days of purchases outstanding in accounts payable ("DPO")	(154)	(170)	16	(189)	(134)	(55)	35
Cash conversion cycle	26	(12)	38	(4)	(4)	—	30
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
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2024, the decrease in DOS in the current period was primarily due to higher shipments.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2024, the decrease in DPO in the current period was primarily due to higher vendor payments for planned AI systems, and lower inventory purchases.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Investing Activities
For the six months ended April 30, 2025, net cash used in investing activities decreased by $0.1 billion, as compared to the corresponding period in fiscal 2024. The decrease was primarily due to proceeds from the divestiture of our CTG business received in the current period of $0.2 billion, lower investments in property, plant and equipment and software assets, net of sales proceeds of $0.1 billion, partially offset by higher cash utilized in net financial collateral activities of $0.2 billion, as compared to the prior-year period.
Financing Activities
For the six months ended April 30, 2025, net cash used in financing activities decreased by $0.2 billion, as compared to the corresponding period in fiscal 2024. This decrease was primarily due to lower repayments of debt of $1.2 billion, partially offset by lower proceeds from debt, net of issuance costs of $0.8 billion, and higher cash utilized for share repurchases and stock-based award activities of $0.1 billion, as compared to the prior-year period.
Free Cash Flow
Free cash flow (“FCF”) represents cash flow from operations less net capital expenditures (investments in property, plant and equipment (“PP&E”) and software assets less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. For the six months ended April 30, 2025, FCF decreased by $1.9 billion, as compared to the corresponding period in fiscal 2024. This was primarily due to higher cash used in operating activities, as compared to the prior-year period. For more information on our FCF, refer to the section entitled “GAAP to non-GAAP Reconciliations” included in this MD&A.
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
Significant funding and liquidity activities for the six months ended April 30, 2025 were as follows:
Debt Repayments:
•During the six months ended April 30, 2025, we repaid $0.8 billion of the outstanding asset-backed debt securities.
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
Retirement Benefit Plan Funding
For the remainder of fiscal 2025, we anticipate making contributions of approximately $102 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.
Restructuring Plans
As of April 30, 2025, we expect to make future cash payments of approximately $140 million in connection with our approved restructuring plans, which includes $28 million expected to be paid through the remainder of fiscal 2025 and $112 million expected to be paid thereafter. For more information on our restructuring activities, see Note 3, “Transformation Programs” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Cost Reduction Program
The Program is expected to be implemented through fiscal year 2026. The estimates of the duration of the Program, the charges and expenditures that we expect to incur in connection therewith, and the timing thereof are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. As of April 30, 2025, we expect to make future cash payments of approximately $350 million in connection with the Program, which includes $140 million expected to be paid through the remainder of fiscal 2025 and $210 million expected to be paid thereafter.
Uncertain Tax Positions
As of April 30, 2025, we had approximately $152 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $2 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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
GAAP to non-GAAP Reconciliations
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the three months ended April 30,				For the six months ended April 30,
	2025		2024		2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP net revenue	$7,627	100%	$7,204	100%	$15,481	100%	$13,959	100%
GAAP cost of sales	5,458	71.6%	4,828	67.0%	11,017	71.2%	9,126	65.4%
GAAP gross profit	2,169	28.4%	2,376	33.0%	$4,464	28.8%	4,833	34.6%
Non-GAAP adjustments
Stock-based compensation expense	13	0.2%	14	0.2%	30	0.2%	30	0.2%
Acquisition, disposition and other charges(1)	—	—%	(7)	(0.1)%	(3)	—%	(32)	(0.2)%
Cost reduction program	46	0.6%	—	—%	46	0.3%	—	—%
H3C divestiture related severance costs	16	0.2%	—	—%	17	0.1%	—	—%
Non-GAAP gross profit	$2,244	29.4%	$2,383	33.1%	$4,554	29.4%	$4,831	34.6%

(1) Includes divestiture recovery.
Reconciliation of GAAP (loss) earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the three months ended April 30,				For the six months ended April 30,
	2025		2024		2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP (loss) earnings from operations	$(1,109)	(14.5)%	$425	5.9%	$(676)	(4.4)%	$950	6.8%
Non-GAAP Adjustments:
Amortization of intangible assets	37	0.5%	67	0.9%	75	0.5%	138	1.0%
Impairment of goodwill	1,361	17.8%	—	—%	1,361	8.8%	—	—%
Transformation (credit) costs	(13)	(0.2)%	33	0.5%	2	—%	53	0.4%
Stock-based compensation expense	116	1.5%	120	1.7%	270	1.7%	261	1.9%
H3C divestiture related severance costs	20	0.3%	—	—%	97	0.6%	—	—%
Cost reduction program	146	1.9%	—	—%	146	0.9%	—	—%
Acquisition, disposition and other charges	55	0.7%	39	0.5%	118	0.8%	57	0.4%
Non-GAAP earnings from operations	$613	8.0%	$684	9.5%	$1,393	9.0%	$1,459	10.5%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP net (loss) earnings and diluted net EPS to non-GAAP net earnings and diluted net EPS.

	For the three months ended April 30,				Six months ended April 30,
	2025		2024		2025		2024
	Dollars	Diluted Net EPS(1)	Dollars	Diluted Net EPS	Dollars	Diluted Net EPS(1)	Dollars	Diluted Net EPS
	Dollars in millions except per share amounts
GAAP net (loss) earnings	$(1,050)	$(0.82)	$314	$0.24	(423)	(0.36)	$701	0.53
Non-GAAP Adjustments:
Amortization of intangible assets	37	0.03	67	0.05	75	0.06	138	0.10
Impairment of goodwill	1,361	1.03	—	—	1,361	1.03	—	—
Transformation (credit) costs	(13)	(0.01)	33	0.03	2	—	53	0.04
Stock-based compensation expense	116	0.09	120	0.09	270	0.20	261	0.20
Gain on sale of a business	—	—	—	—	(244)	(0.18)	—	—
H3C divestiture related severance costs	20	0.02	—	—	97	0.07	—	—
Cost reduction program	146	0.11	—	—	146	0.11	—	—
Acquisition, disposition and other charges	55	0.04	39	0.03	118	0.08	57	0.05
Adjustments for equity interests	—	—	(42)	(0.03)	—	—	(88)	(0.07)
(Gain) loss on equity investments, net	(7)	(0.01)	—	—	(9)	(0.01)	61	0.05
Other adjustments(2)	(29)	(0.02)	(1)	(0.01)	(58)	(0.04)	1	—
Adjustments for taxes	(91)	(0.08)	31	0.02	(106)	(0.09)	15	0.01
Non-GAAP net earnings attributable to HPE(3)	545	$0.38	561	$0.42	1,229	$0.87	1,199	$0.91
Preferred stock dividends	(29)		—		(58)		—
Non-GAAP net earnings attributable to common stockholders	$516		$561		$1,171		$1,199

(1) Non-GAAP diluted net EPS reflects any dilutive effect of outstanding convertible preferred stock and employee stock plans, but that effect is excluded when calculating GAAP diluted net EPS as that would be anti-dilutive. See Note 14 “Net (Loss) Earnings Per Share”, to the Condensed Consolidated Financial Statements in Item 1 of Part I for further information.
(2)    Other adjustments includes non-service net periodic benefit cost and tax indemnification and other adjustments.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(3)    For purposes of calculating Non-GAAP diluted net EPS, the preferred stock dividends are added back to the Non-GAAP net earnings attributable to common stockholders and the diluted weighted average share calculation assumes the preferred stock was converted at issuance or as of the beginning of the reporting period. See the table below for the shares used to calculate Non-GAAP diluted net EPS.
Shares used to calculate Non-GAAP diluted net EPS.

	For the three months ended April 30,		For the six months ended April 30, 2025
	2025	2024	2025	2024
	In millions
Weighted-average shares used to compute basic net EPS	1,322	1,311	1,319	1,306
Dilutive effect of employee stock plans	10	14	14	14
Dilutive effect of 7.625% Series C mandatory convertible preferred stock	87	—	76	—
Weighted-average shares used to compute Non-GAAP diluted net EPS	1,419	1,325	1,409	1,320
Reconciliation of net cash provided by operating activities to free cash flow.

	For the three months ended April 30,		For the six months ended April 30, 2025
	2025	2024	2025	2024
	In millions
Net cash (used in) provided by operating activities	$(461)	$1,093	$(851)	$1,157
Investment in property, plant and equipment and software assets	(547)	(560)	(1,075)	(1,216)
Proceeds from sale of property, plant and equipment	80	122	164	218
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	81	(45)	38	(31)
Free cash flow	$(847)	$610	$(1,724)	$128
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

Non-GAAP gross profit and non-GAAP gross profit margin are defined to exclude charges related to the stock-based compensation expense, acquisition, disposition and other charges, severance costs associated with the cost reduction program, and H3C divestiture related severance costs. See below for the reasons management excludes each item:
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
•We incur costs related to our acquisition, disposition and other charges. Charges include expenses associated with acquisitions, disposal activities, and disaster (recovery) charges. We exclude these costs because we consider these charges to be discrete events and do not believe they are reflective of normal continuing business operations. For the three and six months ended April 30, 2025, acquisition charges were driven by costs associated with the proposed acquisition of Juniper Networks and miscellaneous disposition related charges. For the three and six months ended April 30, 2024, acquisition charges were driven by the proposed acquisition of Juniper Networks, in addition to prior acquisitions of Axis and Athonet.
•We incurred severance and other charges pursuant to cost management initiatives. We exclude these charges because we do not believe they are reflective of normal continuing business operations. We believe eliminating these adjustments for the purposes of calculating non-GAAP measures facilitates the evaluation of our current operating performance.
•We incurred H3C divestiture related severance costs in connection with the disposition of total issued share capital of H3C. On September 4, 2024, we divested 30% of the total issued share capital of H3C and received proceeds of $2.1 billion of pre-tax consideration ($2.0 billion post-tax). The divestiture resulted in decreased future investment earnings and cash dividend inflows resulting in a decision to implement offsetting cost savings measures. These measures include severance for certain of the Company’s employees. The non-GAAP adjustment represents our costs to execute these related exit actions to offset the loss in equity earnings and related cash flows. We expect future annualized cost savings of approximately $120 million following the completion of these actions.
Non-GAAP earnings from operations and non-GAAP operating profit margin consist of (loss) earnings from operations or (loss) earnings from operations as a percentage of net revenue excluding the items mentioned above and charges relating to the amortization of intangible assets, impairment of goodwill, transformation (credit) costs, gain on sale of a business, and

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
acquisition, disposition and other charges. In addition to the items previously explained above, management excludes these items for the following reasons:
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
•In the second quarter of fiscal 2025, we recorded a non-cash impairment charge for the goodwill associated with our Hybrid Cloud reporting unit. HPE believes that this non-cash charge does not reflect the Company’s operating results and is not indicative of the underlying performance of the business. HPE excludes these charges for purposes of calculating these non-GAAP measures to facilitate a more meaningful evaluation of HPE’s current operating performance and comparisons to HPE’s operating performance in other periods. Although this does not directly affect our cash position, the loss in value of goodwill over time can have a material impact on the equivalent GAAP earnings measure.
•Transformation (credit) costs represent net costs related to the (i) HPE Next Plan and (ii) Cost Optimization and Prioritization Plan. We exclude these costs as they are discrete costs related to two specific transformation programs that were announced in 2017 and 2020, respectively, as multi-year programs necessary to transform the business and IT infrastructure. The primary elements of the HPE Next and the Cost Optimization and Prioritization Plan have been substantially completed by October 31, 2024. The exclusion of the transformation program costs from our non-GAAP financial measures as stated above is to provide a supplemental measure of our operating results that does not include material HPE Next Plan and Cost Optimization and Prioritization Plan costs as we do not believe such costs to be reflective of our ongoing operating cost structure.
•Gain on sale of a business represents the gain associated with certain disposal activities. On December 1, 2024, we completed the disposition of CTG which resulted in a gain of $244 million. We consider this divestiture to be a discrete event and believe eliminating this adjustment for the purposes of calculating non-GAAP measures facilitates the evaluation of our current operating performance.
Non-GAAP net earnings attributable to HPE, non-GAAP net earnings attributable to common stockholders, and non-GAAP diluted net earnings per share attributable to common stockholders consist of net (loss) earnings or diluted net (loss) earnings per share excluding those same charges mentioned above, as well as other items such as adjustments for equity interests, gain or loss on equity investments, other adjustments, and adjustments for taxes. Non-GAAP net earnings attributable to HPE and non-GAAP diluted net earnings per share attributable to common stockholders includes preferred stock dividends added back to non-GAAP net earnings attributable to HPE. The Adjustments for taxes line item includes certain income tax valuation allowances and separation taxes, the impact of tax reform, structural rate adjustment, excess tax benefit from stock-based compensation, and adjustments for additional taxes or tax benefits associated with each non-GAAP item. In addition to the items previously explained, management excludes these items for the following reasons:
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 15, “Litigation, Contingencies, and Commitments”.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal period ended October 31, 2024, and Part II, Item IA, “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, including certain risks, which have been modified as follows:
We depend on third-party suppliers, and our financial results could suffer if we fail to manage our supplier relationships properly.
Our operations depend on our ability to anticipate our needs for components, products, and services, as well as our suppliers’ abilities to deliver sufficient quantities of quality components, products, and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of solutions that we offer, the large and diverse distribution of our suppliers and contract manufacturers, and the long lead times required to manufacture, assemble, and deliver certain solutions, problems have, from time to time in the past, arisen, and could in the future arise, in production, planning, and inventory management that could harm our business. In addition, our ongoing efforts to geographically diversify and optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming, and resource-intensive than expected, and such impacts may be more pronounced in light of increased tariffs between the U.S. and its trading partners. In this environment of heightened trade restrictions, we have experienced, and may continue to experience, cost increases from certain of our suppliers. which in turn resulted in price increases for some of our offerings and/or subsequently limited demand or, if we were unable to pass on all or some of such cost increases to our customers, reduced our margins, all of which may impact us again from time to time in the future. Furthermore, certain of our suppliers have at times decided, and may in the future decide, to discontinue conducting business with us or fail to perform under their contracts with us. Other supplier problems that we have faced, and could again face in the future, include component shortages, excess supply, and contractual, relational, and labor risks, each of which is described below.
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
•Excess supply. In order to secure components for our products or services, at times we have made advance payments to suppliers or entered into long term agreements, non-cancellable commitments, or other inventory management arrangements with vendors. In addition, we have also, at times, purchased components strategically in advance of demand to take advantage of favorable pricing, to address concerns about the availability of future components, or to prepare to fulfill large orders. If we fail to anticipate customer demand properly, continue to take such actions, or these dynamics are exacerbated due to order delays or cancellations, a temporary oversupply can result in excess or obsolete components (which has happened at times in the past), which has at times adversely impacted our business and financial performance and could do so again in the future.
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
Our inventory management is complex, as we continue to sell a significant mix of products through distributors. We must manage both owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing challenges. Distributors have in the past adjusted orders during periods of product shortages, and may do so in the future, in addition to cancelling orders if their inventory is too high or delaying orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. As a result of these considerations, we have experienced, and may in the future again experience, abnormally high inventory levels. If we have excess or obsolete inventory, which we have experienced from time to time, we may have to reduce our prices and/or write down inventory, either of which may adversely impact our gross margin and our results of operations. These dynamics are accentuated for larger orders, including some orders for our AI systems, and particularly so if they are delayed or cancelled. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes or tariffs.
Due to the international nature of our business, political or economic changes and the laws and regulatory regimes applying to international transactions or other factors could harm our future revenue, costs and expenses, and financial condition.
Our business and financial performance depend significantly on worldwide economic conditions and the demand for technology hardware, software, and services in, and continued access to, the markets in which we compete. Economic weakness and uncertainty and the volatile inflationary and geopolitical environment have constrained spending on enterprise infrastructure. This has in the past adversely affected the demand for our products, services, and solutions, which has impacted our financial condition and results of operations, all of which we may experience again in the future. These have, at times in the past, resulted in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges (among other financial impacts), and made it more difficult for us to manage inventory and make accurate forecasts of revenue, gross margin, cash flows, and expenses, and may have such effects again in the future. Such factors, including how long such conditions may persist, among others, may negatively impact the evenness or volume of demand for our products and services, potentially resulting in impacts similar to those mentioned above, though the precise extent of such impacts cannot be accurately predicted.
Economic weakness, tariffs, and geopolitical uncertainty have, at times caused, and could, in the future cause our financial performance to vary materially from our expectations. Any financial turmoil affecting the financial markets, or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Interest and other expenses have varied, and could continue to vary, materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, costs of hedging activities, and the fair value of derivative instruments. It is difficult to predict the impact of such events on us, our third-party partners, our customers, or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. Such actions have impacted, and may further impact our ability, desire, or the timing of seeking funding for various investment opportunities. Economic downturns also may lead to restructuring actions and associated expenses. Further, reduced government spending may limit demand for our products, services, and solutions from organizations that receive funding from the governments, around the world, and could negatively affect macroeconomic conditions in the countries which we operate, which could further reduce demand for our products, services, and solutions.
Our business and financial performance have, at times, been adversely affected by changes in U.S. trade policy, U.S. export controls and sanctions, U.S. regulations concerning imports, tariffs, and resultant retaliatory countermeasures from other countries, as well as international laws and regulations relating to global trade. As a result, our business has, from time to time, been impacted by forced price increases of materials, which in turn resulted in price increases to customers, and subsequently limited demand for our offerings (if we were unable to pass on such increased costs), and/or reduced margins, all of which we may experience in the future, especially in light of the current international tariff environment. Current U.S. government trade policy includes the imposition of tariffs on certain foreign goods, including information and communication technology products. These measures have materially increased costs for certain goods imported into the United States. Additionally, certain U.S. trading partners have adopted, and others may in the future adopt, their own reciprocal trade restrictions and tariffs in response to U.S. actions, making it more difficult or costly for us to export our products to those countries and more costly for our customers to consume our products and services in those countries. While we are evaluating supply chain diversification and resilience strategies to mitigate the adverse impacts of such measures, the actions we’ve taken or may take in the future may not be effective or able to be effectuated in a timely manner, or at all. The political situation remains volatile and has changed rapidly at times. As such, changes in U.S. and international trade policy and any countermeasures, to any existing trade agreements, and to the scope and timing of any such actions and the ultimate impact of these measures are difficult to predict and may adversely affect our operations and financial condition. Similarly, changes in regulations relating to certain exports, including economic sanctions, have led to export delays and prevented us, and could in the future prevent us, from exporting products to certain locations or customers entirely, which have in some instances impacted, and could in the future impact, our financial performance. In addition, changes in requirements relating to making foreign direct investments could increase our cost of doing business in certain jurisdictions, prevent us from shipping products to particular countries or markets, affect our ability to obtain favorable terms for components, increase our operating costs, or lead to penalties or restrictions. While we have policies and procedures designed to facilitate compliance with global trade laws and regimes around the world, such measures may not guarantee compliance.
Sales outside the United States constituted approximately 64% of our net revenue in fiscal 2024. As such, our future business and financial performance could suffer due to a variety of international factors in addition to those otherwise already disclosed, including:
•ongoing uncertainties as a result of instability or changes in geopolitical conditions, including trade protection measures such as import tariffs or import or export restrictions, the revocation or material modification of trade agreements, military or political conflicts, such as those caused by the ongoing conflicts between Russia and Ukraine or in the Middle East (the potential escalation or geographic expansion of which could heighten other risks identified in this report), or the relationship between China and the U.S. (which could, among other things, impact trade dynamics and the enforceability of certain contracts or the timing and form of certain payments);
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
•network security, privacy, geopolitical, and data sovereignty concerns, which could make foreign customers reluctant to purchase products and services from U.S.-based technology companies;
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
•managing our geographically dispersed workforce, which has necessitated, and may in the future require, incurring costs to promote seamless workforce connectivity and to comply with changing laws, regulations, and workers’ rights councils across multiple jurisdictions;
•differing technology standards or customer requirements, which have required us to incur additional development and production costs to modify or adapt our offerings, and may do so again in the future;
•local content and manufacturing requirements and trade protection measures such as import tariffs or import or export restrictions, which have impacted, and could further impact, our ability to sell into those markets;
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

Further, the ongoing conflict between Russia and Ukraine and the trade sanctions imposed by the U.S., the European Union (the “EU”), and other countries in response have negatively impacted business and financial performance in that region. HPE is continuing to execute on the exit of our remaining business in Russia and Belarus as planned; however, we cannot provide any assurance that such exit will be efficient or uninterrupted, which may negatively impact our operational expenses..
We implement policies, procedures, and training designed to facilitate compliance with anti-corruption laws around the world, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. However, such measures may not guarantee compliance, and our employees and third parties with whom we work may take actions in violation of such policies or such anti-corruption laws. Furthermore, in many foreign countries, particularly in those with developing economies, people may engage in business practices prohibited by anti-corruption laws or our policies and procedures. Violations of such laws may result in severe criminal or civil sanctions and penalties, and we may be subject to those and other liabilities that could have an adverse effect on our business, results of operations, and financial condition.
The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.
Our revenue, gross margin, and profit vary among our diverse products and services, customer groups, and geographic markets and therefore, will likely be different in future periods than our historical results. Our revenue depends on the overall demand for our products and services, which is difficult to accurately predict, varies from time to time, may be uneven across our portfolio of offerings and our geographies, and is subject to industry-wide or broader macroeconomic market dynamics, all of which have in the past adversely impacted, and may again in the future adversely impact, our business and financial condition. Additionally, the varying sizes of customer contracts or orders, variations in customer acceptances of delivered orders, the timing thereof, and cancellations and/or de-bookings of such orders (due to various reasons, including but not limited to failure to satisfy terms and compliance matters, whether initiated by us or the customer) can be uneven across our portfolio and have at times impacted, and in the future could impact, our pipeline, bookings and our ability to recognize revenue, if at all (particularly with respect to contracts and orders involving our AI offerings). Further, larger orders, including some orders for our AI systems, may involve larger amounts of credit or longer payment terms than typical for our business, increasing our risk when customers do not pay in a timely fashion, or at all, particularly where payment terms with major suppliers differ from the terms with our customers. Such variables have in the past negatively impacted our financial performance, and may do so again in the future. Delays or reductions in discretionary IT spending by our customers or potential customers have had, and in the future could have a material adverse effect on demand for our products and services, which could result in a significant decline in revenue. For example, we have seen demand soften unevenly across our portfolio and geographies, which may continue, as certain customers and sectors have been taking longer than anticipated to digest prior large orders. In addition, revenue declines in some of our businesses may affect revenue in our other businesses as we may lose cross-selling opportunities. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer, and geographic mix reflected in that period's net revenue.
Furthermore, the relationship between China and the U.S., and any subsequent action that may be taken by either country, may significantly vary the results our operations and financial performance from that region. There could be additional uncertainty surrounding heightened trade restrictions or the enforceability of contract obligations, as well as the timing and form of payments from China.
Competition, lawsuits, investigations, increases in component and manufacturing costs that we are unable to pass on to our customers, component supply disruptions, and other risks affecting our businesses may have a significant impact on our overall gross margin and profitability. Variations in our fixed cost structure and gross margins across business units and product portfolios, have from time to time led to, and may lead to significant operating profit volatility on a quarterly or annual basis in the future. In addition, newer geographic market opportunities may be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, increased component or shipping costs, trade restrictions, regulatory impacts, and other factors have from time to time resulted in, and may in the future result in, reductions in revenue or pressure on gross margins of certain segments in a given period, which may lead to adjustments to our operations. Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period.
Our uneven sales cycle and supply chain disruptions make planning and inventory management difficult and future financial results less predictable.
In some of our businesses, our quarterly sales have periodically reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting revenue, earnings, cash flow from operations, and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory and greater risk of inventory write downs, which we have experienced from time to time. Larger orders, including some orders for our AI systems, may be particularly susceptible to this risk and may also require greater commitments of working capital, such as for purchases of key components, which could adversely impact our cash flow and results of operations. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be canceled. As a result of such variations in predicted demand, we have experienced these impacts from time to time and may do so again in the future. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages, or global logistics disruptions, have in the past adversely impacted, and could in the future adversely impact, our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected. We experience some seasonal trends in the sale of our products that also have produced, and may in the future produce, variations in our quarterly results and financial condition. Many of the factors that create and affect seasonal trends are beyond our control.
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
In connection with the preparation of our Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended October 31, 2024. In addition, as discussed in Note 1, “Overview and Summary of Significant Accounting Policies—Use of Estimates to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, and to our Consolidated Financial Statements in Item 8 of Part II of our Form 10-K for the fiscal year ended October 31, 2024 and Note 15, “Litigation, Contingencies, and Commitments” to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.
We periodically evaluate goodwill and intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case an impairment charge may be necessary. The value of goodwill may be materially and adversely affected if businesses that we acquire perform in a manner that is inconsistent with our assumptions at the time of acquisition. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and intangible assets. In the latest completed fiscal quarter, we recognized an impairment charge of $1.4 billion for goodwill related to the Hybrid Cloud reporting unit, which we believe was predominantly due to the discount rate used in the analysis. Any future evaluations resulting in an impairment of goodwill or intangible assets could materially and adversely affect our results of operations and financial condition in the period in which the impairment is recognized.
Contracts with federal, state, provincial, and local governments are subject to a number of challenges and risks that may adversely impact our business..
Our contracts with federal, state, provincial, and local governmental customers are subject to various government procurement laws and regulations, required contract provisions, and other requirements relating to contract formation, administration, and performance, as well as local content, manufacturing, information security and security requirements. Any violation of government contracting laws and regulations or contract terms could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and fines, treble damages, and suspension from future government contracting. Additionally, changes in underlying regulatory requirements that vary across the geographies in which we operate could increase compliance costs and risks. Such failures could also cause reputational damage to our business. In addition, in the U.S., we will continue to be subject to qui tam litigation brought by private individuals on behalf of the government relating to our government contracts. If we are suspended or disbarred from government work or if our ability to compete for new government contracts is adversely affected, our financial performance could suffer.

Government contracts impose additional challenges and risks to our sales efforts. Political factors, such as election outcomes, changes in leadership in one or more branches of government, and the resulting potential changes in government policies have affected the number and terms of government contracts entered into, the authorizations for programs that we bid on, spending priorities, or how compliance with relevant rules or laws is assessed, and may do so again in the future. Government demand for our products and services has been impacted by public sector staffing and available resources, and government payments may in the future be impacted or delayed for the same reasons (including recent actions taken to reduce the size of the U.S. federal workforce), budgetary cycles and funding authorizations, including in connection with an extended government shutdown, with funding reductions, or delays adversely affecting public sector demand for our products and services. While our contracts with government entities are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for any or some of the aforementioned reasons. As such, such developments could result in material payment delays, payment reductions, or contract terminations by our governmental customers, which may impact our results of operations and financial condition. These may also adversely impact the results of operations and financial condition of government contractors with whom we conduct business. This may cause those government contractors to become unable to meet their obligations under contracts with us.
Further, the current U.S. administration has issued executive orders and taken actions to curtail certain programs that violate federal anti-discrimination laws, including requiring U.S. federal contracts to certify that they do not operate any such programs. A violation of these orders or becoming subject to adverse actions could expose us to penalties and sanctions or jeopardize our ability to continue to do work for the U.S. federal government, which may adversely affect our future results of operations. An allegation of a violation could result in reputational harm and subject us to increased litigation risk. Additionally, conflicting laws and regulations between federal, state and local governments may make it increasingly difficult for us to do business in every government jurisdiction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased and Settled as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (February 2025)	—	$—	—	$761,642
Month 2 (March 2025)	1,231	16.09	1,231	741,834
Month 3 (April 2025)	2,101	14.37	2,101	$711,642
Total	3,332	$15.01	3,332
As of April 30, 2025, the Company had a remaining authorization of approximately $0.7 billion for future share repurchases.

Item 5. Other Information
Trading Plans
During the fiscal quarter ended April 30, 2025, the following trading plans were adopted or terminated by our directors or officers, as applicable:

Name & Title	Date of Adoption / Termination	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased/Sold Pursuant to Trading Arrangement	Duration of Plan(2)
Philip Mottram	Adopted March 26, 2025	Rule 10b5-1 Trading Arrangement	Up to 60,000 shares to be sold	June 12, 2025-November 28, 2026
Executive Vice President, General Manager, Intelligent Edge
John Schultz	Adopted March 24, 2025	Rule 10b5-1 Trading Arrangement	Up to 254,184 shares to be sold	December 8, 2025-December 1, 2026
Executive Vice President, Chief Operating and Legal Officer

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
Item 6. Exhibits.
The Exhibit Index beginning on page 74 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.12	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.13	Agreement and Plan of Merger, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc., and Nimble Storage, Inc.	8-K	001-37483	99.1	March 7, 2017
2.14	Tender and Support Agreement, dated as of March 6, 2017, by and among Hewlett Packard Enterprise Company, Nebraska Merger Sub, Inc. and each of the persons set forth on Schedule A thereto	8-K	001-37483	99.2	March 7, 2017
2.15	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017

2.16	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.17	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.18	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.19	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.20	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.21	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.22	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.23	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
2.24	Agreement and Plan of Merger, dated as of January 9, 2024, by and among Juniper Networks, Inc., Hewlett Packard Enterprise Company, and Jasmine Acquisition Sub, Inc. (certain schedules and exhibits omitted pursuant to Regulation S-K Item 601(a)(5)).	8-K	001-37483	2.1	January 10, 2024
3.1	Registrant's Restated Certificate of Incorporation	8-K	001-37483	3.2	April 12, 2024
3.2	Registrant's Second Amended and Restated Bylaws effective September 27, 2023	8-K	001-37483	3.1	September 28, 2023
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
3.5	Corrected Certificate of Designations of 7.625% Series C Mandatory Convertible Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.8	December 19, 2024
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025	8-K	001-37483	4.6	October 13, 2015
4.3	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035	8-K	001-37483	4.7	October 13, 2015

4.4	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045	8-K	001-37483	4.8	October 13, 2015
4.5	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.750% notes due 2026	8-K	001-37483	4.3	July 17, 2020
4.6	Twenty-First Supplemental Indenture, dated as of June 14, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.250% notes due 2028	8-K	001-37483	4.3	June 14, 2023
4.7	Twenty-Second Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.450% notes due 2026.	8-K	001-37483	4.2	September 26, 2024
4.8	Twenty-Third Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.400% notes due 2027.	8-K	001-37483	4.3	September 26, 2024
4.9	Twenty-Fourth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.550% notes due 2029.	8-K	001-37483	4.4	September 26, 2024
4.10	Twenty-Fifth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.850% notes due 2031.	8-K	001-37483	4.5	September 26, 2024
4.11	Twenty-Sixth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.000% notes due 2034.	8-K	001-37483	4.6	September 26, 2024
4.12	Twenty-Seventh Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.600% notes due 2054.	8-K	001-37483	4.7	September 26, 2024
4.13	Registration Rights Agreement, dated as of October 9, 2015, by and among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes	8-K	001-37483	4.12	October 13, 2015
4.14	Form of Subordinated Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.15	Form of 7.625% Series C Mandatory Convertible Preferred Stock (included in Exhibit 3.1 to the Registrant’s Form 8-K filed on September 13, 2024, which is incorporated by reference)	8-K	001-37483	4.12	September 13, 2024

4.16	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.18	December 19, 2024
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022
10.4	Amendment No. 2 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 6, 2023
10.5	Amendment No. 3 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 12, 2024
10.6	Amendment No 4 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 4, 2025
10.7	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.8	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.9	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.10	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.11	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.12	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.13	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)*	10-Q	001-37483	10.29	September 4, 2018
10.14	Amendment No. 1 to the Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (effective as of April 2, 2025)*	8-K	001-37483	10.2	April 4, 2025
10.15	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.16	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.17	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.18	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.19	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.20	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.21	Silver Peak Systems, Inc. (fka Cheyenne Networks, Inc.) 2004 Stock Plan, as amended*	S-8	333-249731	4.3	October 29, 2020
10.22	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.23	2021 Stock Incentive Plan – Form of Performance-Adjusted Restricted Stock Units Grant Agreement*	10-K	001-37483	10.31	December 10, 2021
10.24	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2022)*	10-K	001-37483	10.31	December 8, 2022

10.25	2021 Stock Incentive Plan - Form of Non-Employee Director Restricted Stock Units Grant Agreement (for grants beginning April 2023)*	10-Q	001-37483	10.32	June 2, 2023
10.26	OpsRamp, Inc. 2014 Equity Incentive Plan*	10-Q	001-37483	10.33	June 2, 2023
10.27	Put Share Purchase Agreement, dated May 26, 2023, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.34	June 2, 2023
10.28	2021 Stock Incentive Plan - Form of Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.34	December 22, 2023
10.29	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.35	December 22, 2023
10.30	Amended and Restated Put Share Purchase Agreement, dated May 24, 2024, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.37	September 5, 2024
10.31	Agreement on Subsequent Arrangements, dated May 24, 2024, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.38	September 5, 2024
10.32	Five-Year Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Borrowing Subsidiaries from time to time party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.1	September 12, 2024
10.33	364-Day Term Loan Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.2	September 12, 2024
10.34	Three-Year Term Loan Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.3	September 12, 2024
19	Insider Trading Policy	10-K	001-37483	19	December 19, 2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
97	Hewlett Packard Enterprise Company Dodd-Frank Clawback Policy	10-K	001-37483	97	December 22, 2023
101.INS	Inline XBRL Instance Document‡

101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: June 4, 2025