Form 10-Q
period 2025-07-31
Hewlett Packard Enterprise Co
filed 2025-09-04
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2025
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1701 East Mossy Oaks Road,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip code)
(678)			259-9860
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
7.625% Series C Mandatory Convertible Preferred Stock, par value $0.01 per share	HPEPRC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of August 28, 2025 was 1,319,450,062 shares, par value $0.01.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2025

Unless otherwise stated or the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “HPE,” or “the Company” mean Hewlett Packard Enterprise Company and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries (“Hewlett Packard Enterprise”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words “believe”, “expect”, “anticipate”, “guide”, “optimistic”, “intend”, “aim”, “will”, “estimates”, “may”, “could”, “should” and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any statements regarding the ongoing integration of Juniper Networks, Inc., and any projections, estimates, or expectations of savings or synergy realizations in connection therewith; any projections, estimations, or expectations of addressable markets and their sizes, revenue (including annualized revenue run-rate), margins, expenses (including stock-based compensation expenses), investments, effective tax rates, interest rates, the impact of tax law changes and related guidance and regulations, the impact of changes in trade policies and restrictions and the uncertainty created thereby, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections or estimations of orders; any projections of the amount, timing, or impact of cost savings or restructuring charges; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution and consummation of cost reduction program, corporate transactions or contemplated acquisitions and dispositions (including but not limited to the disposition of shares of H3C Technologies Co., Limited (“H3C”) and the receipt of proceeds therefrom), research and development expenditures, and any resulting benefit, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to our products or services; any statements concerning technological and market trends, the pace of technological innovation, and adoption of new technologies, including artificial intelligence-related and other products and services offered by Hewlett Packard Enterprise; any statements regarding current or future macroeconomic trends or events and the impacts of those trends and events on Hewlett Packard Enterprise and our financial performance, including but not limited to supply chain dynamics, uncertain global trade policies and/or restrictions, and demand for our products and services, and our actions to mitigate such impacts on our business; the scope and duration of the ongoing conflicts and geopolitical tensions, including but not limited to those between Russia and Ukraine, in the Middle East, and between China and the U.S., and our actions in response thereto, and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any statements regarding future regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues, among others; any statements regarding pending investigations, claims, or disputes; any statements of expectation or belief, including those relating to future guidance and the financial performance of Hewlett Packard Enterprise; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise’s businesses; the competitive pressures faced by Hewlett Packard Enterprise’s businesses; risks associated with executing Hewlett Packard Enterprise’s strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to those mentioned above; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including from geopolitical events, such as those mentioned above); the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution of Hewlett Packard Enterprise’s transformation and mix shift of its portfolio of offerings; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from macroeconomic or geopolitical events, such as those mentioned above; the hiring and retention of key employees; the execution, integration, consummation, and other risks associated with business combination, disposition, and investment transactions, including but not limited to the risks associated with the disposition of H3C shares and the receipt of proceeds therefrom and successful integration of Juniper Networks, Inc., including our ability to implement our plans and forecasts and realize our anticipated financial and operational benefits with respect to the consolidated business; the execution, timing, and results of any cost reduction program, including estimates and assumptions related to the costs and anticipated benefits of implementing such plan; the impact of changes to privacy, cybersecurity, environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining revenue recognition; impact of company policies and related compliance; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending investigations, claims, and disputes; the impacts of legal and regulatory changes and related guidance; and other risks that are described

Table of Content

herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2024 and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	For the three months ended July 31,		For the nine months ended July 31,
	2025	2024	2025	2024
	In millions, except per share amounts
Net Revenue:
Products	$6,048	$4,854	$15,787	$13,134
Services	2,894	2,688	8,262	8,049
Financing income	194	168	568	486
Total net revenue	9,136	7,710	24,617	21,669
Costs and Expenses:
Cost of products (exclusive of amortization shown separately below)	4,510	3,438	11,903	8,998
Cost of services (exclusive of amortization shown separately below)	1,829	1,708	5,201	5,032
Financing cost	125	125	377	367
Research and development	622	547	1,637	1,719
Selling, general and administrative	1,496	1,229	4,062	3,660
Amortization of intangible assets	126	60	201	198
Impairment of goodwill	—	—	1,361	—
Transformation costs	—	14	2	67
Acquisition, disposition and other charges	181	42	302	131
Total costs and expenses	8,889	7,163	25,046	20,172
Earnings (loss) from operations	247	547	(429)	1,497
Interest and other, net	8	(12)	86	(122)
Gain on sale of a business	1	—	245	—
Earnings from equity interests	32	73	74	161
Earnings (loss) before provision for taxes	288	608	(24)	1,536
Benefit (provision) for taxes	17	(96)	(94)	(323)
Net earnings (loss) attributable to HPE	305	512	(118)	1,213
Preferred stock dividends	(29)	—	(87)	—
Net earnings (loss) attributable to common stockholders	$276	$512	$(205)	$1,213
Net Earnings (Loss) Per Share Attributable to Common Stockholders:
Basic	$0.21	$0.39	$(0.16)	$0.93
Diluted	$0.21	$0.38	$(0.16)	$0.92
Weighted-average Shares Used to Compute Net Earnings (Loss) Per Share:
Basic	1,325	1,312	1,321	1,308
Diluted	1,421	1,332	1,321	1,325

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended July 31,		For the nine months ended July 31,
	2025	2024	2025	2024
	In millions
Net earnings (loss) attributable to HPE	$305	$512	$(118)	$1,213
Other Comprehensive Income (Loss) Before Taxes
Change in Net Unrealized Gains (Losses) on Available-for-sale Securities:
Net unrealized gains (losses) arising during the period	1	3	(5)	6
	1	3	(5)	6
Change in Net Unrealized Components of Cash Flow Hedges:
Net unrealized gains (losses) arising during the period	6	(34)	(189)	(69)
Net losses reclassified into earnings	56	3	87	2
	62	(31)	(102)	(67)
Change in Unrealized Components of Defined Benefit Plans:
Net unrealized losses arising during the period	10	(1)	(10)	(2)
Amortization of net actuarial loss and prior service benefit	32	34	91	102
Curtailments, settlements and other	4	—	7	1
	46	33	88	101
Change in Cumulative Translation Adjustment:	(16)	(9)	(28)	(17)
Other Comprehensive Income (Loss) Before Taxes	93	(4)	(47)	23
(Provision) Benefit for Taxes	(23)	5	—	4
Other Comprehensive Income (Loss), Net of Taxes	70	1	(47)	27
Comprehensive Income (Loss)	$375	$513	$(165)	$1,240

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	July 31, 2025	October 31, 2024
	(Unaudited)	(Audited)
	In millions, except par value and shares
ASSETS
Current Assets:
Cash and cash equivalents	$4,571	$14,846
Accounts receivable, net of allowances	5,656	3,550
Financing receivables, net of allowances	3,777	3,870
Inventory	7,163	7,810
Assets held for sale	—	1
Other current assets	4,835	3,380
Total current assets	26,002	33,457
Property, plant and equipment, net	6,118	5,664
Long-term financing receivables and other assets	13,817	12,616
Investments in equity interests	999	929
Goodwill	23,767	18,086
Intangible assets, net	6,637	510
Total assets	$77,340	$71,262
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and short-term borrowings	$6,799	$4,742
Accounts payable	8,662	11,064
Employee compensation and benefits	1,549	1,356
Taxes on earnings	256	284
Deferred revenue	5,311	3,904
Liabilities held for sale	—	32
Other accrued liabilities	4,770	4,591
Total current liabilities	27,347	25,973
Long-term debt	16,854	13,504
Other non-current liabilities	8,672	6,905
Commitments and Contingencies
HPE Stockholders' Equity:
7.625% Series C mandatory convertible preferred stock, $0.01 par value (30,000,000 shares issued and outstanding as of July 31, 2025 and October 31, 2024, respectively)	—	—
Common stock, $0.01 par value (9,600,000,000 shares authorized; 1,318,814,831 and 1,297,258,235 shares issued and outstanding as of July 31, 2025 and October 31, 2024, respectively)	13	13
Additional paid-in capital	30,199	29,848
Accumulated deficit	(2,786)	(2,068)
Accumulated other comprehensive loss	(3,024)	(2,977)
Total HPE stockholders' equity	24,402	24,816
Non-controlling interests	65	64
Total stockholders' equity	24,467	24,880
Total liabilities and stockholders' equity	$77,340	$71,262

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended July 31,
	2025	2024
	In millions
Cash Flows from Operating Activities:
Net (loss) earnings attributable to HPE	$(118)	$1,213
Adjustments to Reconcile Net (Loss) Earnings Attributable to HPE to Net Cash Provided by Operating Activities:
Depreciation and amortization	1,860	1,924
Impairment of goodwill	1,361	—
Stock-based compensation expense	447	341
Provision for inventory and credit losses	339	125
Restructuring (credit) charges	(13)	20
Cost reduction program	148	—
Deferred taxes on earnings	(74)	16
Earnings from equity interests	(74)	(161)
Gain on sale of a business	(245)	—
Dividends received from equity investees	—	43
H3C divestiture related severance costs	97	—
Other, net	156	160
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Accounts receivable	(1,130)	(383)
Financing receivables	(3)	(311)
Inventory	1,385	(3,195)
Accounts payable	(2,595)	3,002
Taxes on earnings	(105)	108
Restructuring	(46)	(144)
Other assets and liabilities	(936)	(447)
Net cash provided by operating activities	454	2,311
Cash Flows from Investing Activities:
Investment in property, plant and equipment and software assets	(1,651)	(1,759)
Proceeds from sale of property, plant and equipment	254	280
Purchases of equity investments	(7)	(16)
Proceeds from sale of available-for-sale securities	47	5
Proceeds from maturities and redemptions of available-for-sale securities	48	—
Financial collateral posted	(755)	(728)
Financial collateral received	518	638
Payments made in connection with business acquisitions, net of cash acquired	(12,278)	—
Proceeds from sale of a business	210	—
Net cash used in investing activities	(13,614)	(1,580)
Cash Flows from Financing Activities:
Short-term borrowings with original maturities less than 90 days, net	8	(50)
Proceeds from debt, net of issuance costs	5,333	2,156
Payment of debt	(1,663)	(2,794)
Net payments related to stock-based award activities	(229)	(69)
Repurchases of common stock	(102)	(100)
Cash dividends paid to non-controlling interests, net of contributions	(8)	(8)
Cash dividends paid to preferred stockholders	(83)	—
Cash dividends paid to common stockholders	(513)	(507)
Net cash provided by (used in) financing activities	2,743	(1,372)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	9	(35)
Change in cash, cash equivalents and restricted cash	(10,408)	(676)
Cash, cash equivalents and restricted cash at beginning of period	15,105	4,581
Cash, cash equivalents and restricted cash at end of period	$4,697	$3,905
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Preferred Stock
For the three months ended July 31, 2025	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of April 30, 2025	1,310,532	$13	30,000	$29,840	$(2,892)	$(3,094)	$23,867	$60	$23,927
Net earnings attributable to HPE					305		305	5	310
Other comprehensive income						70	70		70
Comprehensive income							375	5	380
Stock-based compensation expense				177			177		177
Tax withholding related to vesting of employee stock plans				(77)			(77)		(77)
Consideration for replacement of Juniper Networks Inc.’s equity awards				239			239		239
Issuance of common stock in connection with employee stock plans and other	8,283			20	1		21		21
Dividends on preferred stock accrued/declared ($0.95 per preferred share)					(29)		(29)		(29)
Cash dividends declared ($0.13 per share)					(171)		(171)		(171)
Balance as of July 31, 2025	1,318,815	$13	30,000	$30,199	$(2,786)	$(3,024)	$24,402	$65	$24,467

	Common Stock		Preferred Stock
For the nine months ended July 31, 2025	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2024	1,297,258	$13	30,000	$29,848	$(2,068)	$(2,977)	$24,816	$64	$24,880
Net (loss) earnings attributable to HPE					(118)		(118)	9	(109)
Other comprehensive loss						(47)	(47)		(47)
Comprehensive (loss) income							(165)	9	(156)
Stock-based compensation expense				447			447		447
Tax withholding related to vesting of employee stock plans				(274)			(274)		(274)
Consideration for replacement of Juniper Networks Inc.’s equity awards				239			239		239
Issuance of common stock in connection with employee stock plans and other	27,184			37	2		39		39
Repurchases of common stock	(5,627)			(98)	(2)		(100)		(100)
Dividends on preferred stock accrued/declared ($2.86 per preferred share)					(87)		(87)		(87)
Cash dividends declared ($0.39 per share)					(513)		(513)	(8)	(521)
Balance as of July 31, 2025	1,318,815	$13	30,000	$30,199	$(2,786)	$(3,024)	$24,402	$65	$24,467

Table of Content

	Common Stock
For the three months ended July 31, 2024	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of April 30, 2024	1,297,931	$13	$28,308	$(3,583)	$(3,058)	$21,680	$54	$21,734
Net earnings attributable to HPE				512		512	3	515
Other comprehensive income					1	1		1
Comprehensive income						513	3	516
Stock-based compensation expense			80			80		80
Tax withholding related to vesting of employee stock plans			(6)			(6)		(6)
Issuance of common stock in connection with employee stock plans and other	2,846		29			29		29
Repurchases of common stock	(2,421)		(50)			(50)		(50)
Cash dividends declared ($0.13 per share)				(169)		(169)		(169)
Balance as of July 31, 2024	1,298,356	$13	$28,361	$(3,240)	$(3,057)	$22,077	$57	$22,134

	Common Stock
For the nine months ended July 31, 2024	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2023	1,282,630	$13	$28,199	$(3,946)	$(3,084)	$21,182	$56	$21,238
Net earnings attributable to HPE				1,213		1,213	9	1,222
Other comprehensive income					27	27		27
Comprehensive income						1,240	9	1,249
Stock-based compensation expense			341			341		341
Tax withholding related to vesting of employee stock plans			(132)			(132)		(132)
Issuance of common stock in connection with employee stock plans and other	21,008		53			53		53
Repurchases of common stock	(5,282)		(100)			(100)		(100)
Cash dividends declared ($0.39 per share)				(507)		(507)	(8)	(515)
Balance as of July 31, 2024	1,298,356	$13	$28,361	$(3,240)	$(3,057)	$22,077	$57	$22,134
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
On July 2, 2025, the Company completed the Juniper Networks, Inc. (“Juniper Networks”) merger (the “Merger”). Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), HPE agreed to pay $40.00 per share of Juniper Networks common stock, issued and outstanding as of July 2, 2025, representing a cash consideration of approximately $13.4 billion. The results of operations of Juniper Networks are included in the unaudited Condensed Consolidated Financial Statements commencing on July 2, 2025. See Note 8, “Acquisitions and Dispositions” to the Condensed Consolidated Financial Statements for additional information.
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
Recently Enacted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued guidance to provide a practical expedient for measuring expected credit losses on current trade receivables and contract assets by assuming that current conditions remain unchanged over the life of the asset. The amendment is effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this amendment on its Condensed Consolidated Financial Statements.
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
In December 2023, the FASB issued guidance to provide disaggregated income tax disclosures on the effective tax rate reconciliation and income taxes paid. The Company is required to adopt the guidance in fiscal 2026, though early adoption is permitted. The Company will adopt the guidance prospectively. Adoption of this new guidance will result in increased disclosures in the “Taxes on Earnings” note in the Company’s Consolidated Financial Statements but will not impact the consolidated financial results.

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
Note 2: Segment Information
Hewlett Packard Enterprise's operations are organized into five segments for financial reporting purposes: Server, Hybrid Cloud, Networking, Financial Services (“FS”), and Corporate Investments and Other. During the third quarter of fiscal 2025, the Intelligent Edge segment was renamed to Networking. The segment name change did not result in any change to the composition of the Company’s segments and therefore no prior information was recast; further, the designation change did not impact the Company’s Condensed Consolidated Financial Statements. The results of operations of Juniper Networks are included in the Networking segment commencing on July 2, 2025. See Note 8, “Acquisitions and Dispositions” to the Condensed Consolidated Financial Statements for additional information.
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
Server consists of general-purpose servers for multi-workload computing and workload-optimized servers to deliver the best performance and value for demanding applications, and integrated systems comprised of software and hardware designed to address High-Performance Computing and Supercomputing (including exascale applications), Artificial Intelligence (“AI”), Data Analytics, and Transaction Processing workloads for government and commercial customers globally. This portfolio of products includes the secure and versatile HPE ProLiant Rack and Tower servers; HPE Synergy, a composable infrastructure for traditional and cloud-native applications; HPE Scale Up Servers product lines for critical applications, including large enterprise software applications and data analytics platforms; HPE Edgeline servers; HPE Cray EX; HPE Cray XD (formerly known as HPE Apollo); and HPE NonStop. The Server segment’s offerings also include operational and support services sold with systems and as standalone services.
Hybrid Cloud offers a wide variety of cloud-native and hybrid solutions across storage, private cloud and the infrastructure software-as-a-service (“SaaS”) space. Storage includes data storage and data management offerings with the HPE Alletra Storage portfolio; unstructured data solutions and analytics for AI; data protection and archiving; and storage networking. It also includes AIOps-driven intelligence with HPE InfoSight and HPE CloudPhysics. In private cloud, the HPE GreenLake offerings include new cloud-native offerings and capabilities for virtual machines, containers, and bare metal; a full suite of private cloud offerings that enable customers to self-manage or choose a fully managed experience; and a portfolio of world-class Private Cloud AI infrastructure delivered as-a-service (“aaS”). This segment also provides self-service private cloud on-demand with HPE GreenLake for Private Cloud Business Edition, which includes an integrated VM Essentials virtualization software. Infrastructure software includes monitoring and observability for day two operations and beyond through the Company’s acquisition of OpsRamp and unified data access through HPE Ezmeral Data Fabric and analytics suite, which helps move and transform data for use in AI and other applications. The Hybrid Cloud segment also includes data lifecycle management and protection through its suite of offerings, including Zerto Disaster Recovery.
Networking develops and sells high-performance network and security products and services that empower customers of all sizes to build scalable, reliable, secure, agile, and efficient automated networks. Our platforms are purpose-built using AI to deliver secure and sustainable user experiences from the edge to the data center and cloud. Our solutions include hardware products such as Wi-Fi and private cellular access points; QFX, EX, and CX switches; MX and PTX routers; and gateways. Additionally, HPE provides software products, such as Mist and Aruba Central for cloud-based and on-premise management, network access control, software-defined wide area networking, network security, analytics and assurance, and private cellular core software. The Company also offers professional and support services and education and training programs, as well as aaS and flexible consumption models through the HPE GreenLake platform.
Financial Services provides flexible investment solutions, such as leasing, financing, IT consumption, utility programs, and asset management services for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software, and services from Hewlett Packard Enterprise and others. The FS segment also supports financial solutions for on-premise flexible consumption models, such as the HPE GreenLake cloud.

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
Segment Policy
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, transformation costs, H3C divestiture related severance costs, severance costs associated with the cost reduction program, acquisition, disposition and other charges, and impairment of goodwill. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the CODM.
Segment Operating Results
Segment net revenue and operating results were as follows:

	Server	Hybrid Cloud	Networking	Financial Services	Corporate Investments and Other	Total
	In millions
Three months ended July 31, 2025:
Net revenue	$4,903	$1,422	$1,732	$887	$192	$9,136
Intersegment net revenue	37	62	(2)	(1)	2	98
Total segment net revenue	$4,940	$1,484	$1,730	$886	$194	$9,234
Segment earnings (loss) from operations	$317	$87	$360	$88	$(14)	$838
Three months ended July 31, 2024:
Net revenue(1)	$4,192	$1,269	$1,110	$877	$262	$7,710
Intersegment net revenue	63	56	11	2	—	132
Total segment net revenue(1)	$4,255	$1,325	$1,121	$879	$262	$7,842
Segment earnings (loss) from operations(1)	$461	$69	$251	$79	$(4)	$856

Nine months ended July 31, 2025:
Net revenue	$13,202	$4,182	$4,035	$2,616	$582	$24,617
Intersegment net revenue	86	160	3	(1)	3	251
Total segment net revenue	$13,288	$4,342	$4,038	$2,615	$585	$24,868
Segment earnings (loss) from operations	$906	$264	$948	$259	$(26)	$2,351
Nine months ended July 31, 2024:
Net revenue(1)	$11,199	$3,718	$3,384	$2,616	$752	$21,669
Intersegment net revenue	224	162	24	3	—	413
Total segment net revenue(1)	$11,423	$3,880	$3,408	$2,619	$752	$22,082
Segment earnings (loss) from operations(1)	$1,263	$133	$841	$234	$(23)	$2,448

(1)     Effective at the beginning of the first quarter of fiscal 2025, in order to align its segment financial reporting more closely with its current business structure, HPE implemented an organizational change with the transfer of certain managed services, previously reported within the Server segment, to the Hybrid Cloud segment.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
    The reconciliation of segment operating results to Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2025	2024	2025	2024
	In millions
Net Revenue:
Total segments	$9,234	$7,842	$24,868	$22,082
Eliminations of intersegment net revenue	(98)	(132)	(251)	(413)
Total consolidated net revenue	$9,136	$7,710	$24,617	$21,669
Earnings (Loss) Before Taxes:
Total segment earnings from operations	$838	$856	$2,351	$2,448
Unallocated corporate costs and eliminations	(61)	(85)	(181)	(218)
Stock-based compensation expense	(177)	(80)	(447)	(341)
Amortization of intangible assets	(126)	(60)	(201)	(198)
Impairment of goodwill	—	—	(1,361)	—
Transformation costs	—	(14)	(2)	(67)
Gain on sale of a business	1	—	245	—
H3C divestiture related severance costs	—	—	(97)	—
Cost reduction program	(2)	—	(148)	—
Acquisition, disposition and other charges(1)	(225)	(70)	(343)	(127)
Interest and other, net(2)	8	(12)	86	(122)
Earnings from equity interests	32	73	74	161
Total earnings (loss) before provision for taxes	$288	$608	$(24)	$1,536

(1)     Includes disaster recovery and divestiture related exit costs. For the three and nine months ended July 31, 2025, Acquisition, disposition and other charges include non-cash amortization of fair value adjustment for inventory in connection with the acquisition of Juniper Networks, which was recorded in cost of sales.
(2)    The three and nine months ended July 31, 2025, include a $52 million litigation settlement received in the third quarter of fiscal 2025.
Geographic Information
Net revenue by geographic region was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2025	2024	2025	2024
	In millions
Americas:
United States	$4,278	$2,882	$9,535	$7,760
Americas excluding United States	464	528	1,900	1,595
Total Americas	4,742	3,410	11,435	9,355
Europe, Middle East and Africa	2,740	2,555	8,159	7,443
Asia Pacific and Japan	1,654	1,745	5,023	4,871
Total consolidated net revenue	$9,136	$7,710	$24,617	$21,669
Note 3: Transformation Programs
Transformation programs are comprised of the Cost Optimization and Prioritization Plan and the HPE Next Plan. The primary elements of both plans were completed by the end of fiscal 2024.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
No transformation charges were recorded for either plan during the three months ended July 31, 2025. For the nine months ended July 31, 2025, the transformation charges relating to both plans were $2 million. For the three and nine months ended July 31, 2024, the transformation charges relating to both plans were $15 million and $70 million, respectively.
Restructuring activities related to the Company's employees and infrastructure under the Cost Optimization and Prioritization Plan and HPE Next Plan are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Infrastructure and other
	In millions
Liability as of October 31, 2024	$67	$94	$23
Credits	—	(10)	(3)
Cash payments	(26)	(16)	(4)
Non-cash items	2	(2)	(1)
Liability as of July 31, 2025	$43	$66	$15
Total costs incurred to date, as of July 31, 2025	$823	$543	$265
Total expected costs to be incurred as of July 31, 2025	$823	$543	$265
The current restructuring liability related to the transformation programs reported in Other accrued liabilities in the Condensed Consolidated Balance Sheets was $49 million and $78 million as of July 31, 2025 and October 31, 2024, respectively. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Condensed Consolidated Balance Sheets as of July 31, 2025 and October 31, 2024, was $75 million and $106 million, respectively.
Note 4: Retirement Benefit Plans
The Company's net pension benefit (credit) cost for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2025	2024	2025	2024
	In millions
Service cost	$13	$12	$37	$36
Interest cost(1)	96	101	274	304
Expected return on plan assets(1)	(157)	(136)	(452)	(410)
Amortization and Deferrals(1):
Actuarial loss	34	37	96	111
Prior service benefit	(1)	(2)	(3)	(6)
Net periodic benefit (credit) cost	(15)	12	(48)	35
Settlement loss and special termination benefits(1)	4	1	7	3
Total net benefit (credit) cost	$(11)	$13	$(41)	$38

(1)These non-service components were included in Interest and other, net in the Condensed Consolidated Statements of Earnings.
Note 5: Taxes on Earnings
Benefit (Provision) for Taxes
For the three months ended July 31, 2025 and 2024, the Company recorded income tax benefit of $17 million and income tax expense of $96 million, respectively, which reflects an effective tax rate of (6.5)% and 15.8%, respectively. For the nine months ended July 31, 2025 and 2024, the Company recorded income tax expense of $94 million and $323 million, respectively, which reflects an effective tax rate of (359.9)% and 21.0%, respectively. For the three and nine months ended July 31, 2025 and the three months ended July 31, 2024 the effective tax rate generally differs from the U.S. federal statutory rate of

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
21.0% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but is also impacted by discrete tax adjustments during each fiscal period. The effective tax rate for the nine months ended July 31, 2025 also included the effects of the non-deductible goodwill impairment.
For the three and nine months ended July 31, 2025, the Company recorded $106 million and $217 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended July 31, 2025, this amount primarily included $76 million of net income tax benefits related to the release of certain state valuation allowances and $21 million of net income tax benefits related to costs incurred as a result of the Merger, and $4 million of net income tax benefits related to acquisition, disposition and other related charges. For the nine months ended July 31, 2025, this amount primarily included $76 million of net income tax benefits related to the release of certain state valuation allowances, $33 million of net income tax benefits related to the cost reduction program, $33 million of net income tax benefits related to the favorable resolution of non-U.S. tax litigation matters, $30 million of net excess tax benefits related to stock-based compensation, $29 million of net income tax benefits related to costs incurred as a result of the Merger, $16 million of net income tax benefits related to the settlement of U.S. tax audit matters, and $9 million of net income tax benefits related to acquisition, disposition and other related charges, partially offset by $22 million of net income tax charges resulting from the gain on the Communications Technology Group (“CTG”) divestiture.
For the three and nine months ended July 31, 2024, the Company recorded immaterial net income tax benefits related to various items discrete to the period.
Uncertain Tax Positions
As of July 31, 2025 and October 31, 2024, the amount of unrecognized tax benefits was $485 million and $724 million, respectively, of which up to $345 million and $344 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods. During the second quarter of fiscal 2025, the Company effectively settled with the U.S. Internal Revenue Service ("IRS") regarding its audit of the Company’s fiscal 2017 through 2019 U.S. federal income tax returns, resulting in a reduction in the Company's unrecognized tax benefits of approximately $340 million; however, the effective settlement did not result in a material impact to the Company’s Condensed Consolidated Statement of Earnings and Condensed Consolidated Balance Sheet. The resolution of the audit resulted in the release of tax reserves that were predominantly related either to adjustments to foreign tax credits that carried a full valuation allowance or to the timing of intercompany royalty revenue recognition, neither of which affected the Company’s effective tax rate. Unrecognized tax benefits increased $111 million due to the Merger.

For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in Benefit (provision) for taxes in the Condensed Consolidated Statements of Earnings. The Company recognized $7 million of interest income for the nine months ended July 31, 2025 and the interest expense was not material for the nine months ended July 31, 2024. The increase in interest income resulted from the favorable resolution of non-U.S. tax litigation matters, partially offset with the addition of interest accrued on unrecognized tax benefits due to the Merger. As of July 31, 2025 and October 31, 2024, the Company had accrued $52 million and $58 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.

The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. The Company is no longer subject to U.S. federal tax audits for years prior to 2020. The IRS is conducting audits of the Company's fiscal 2020 through 2022 U.S. federal income tax returns. Tax years of Juniper Networks through 2018 have been audited by the IRS, and Juniper Networks is not currently under examination by the IRS for other tax years. The Company does not expect complete resolution of any IRS audit cycle within the next 12 months. With respect to major state and foreign tax jurisdictions, the Company is no longer subject to tax authority examinations for years prior to 2005. It is reasonably possible that certain foreign tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions and other matters. The Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $58 million within the next 12 months.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2025	October 31, 2024
	In millions
Deferred tax assets	$2,477	$2,396
Deferred tax liabilities	(428)	(373)
Deferred tax assets net of deferred tax liabilities	$2,049	$2,023
Net deferred tax assets increased $26 million as a result of discrete tax benefits from the release of certain state valuation allowances of $76 million and the settlement of U.S. tax audit matters of $16 million, which were partially offset by a decrease of $65 million due to the Merger.
Note 6: Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash

	As of
	July 31, 2025	October 31, 2024
	In millions
Cash and cash equivalents	$4,571	$14,846
Restricted cash(1)	126	259
Total	$4,697	$15,105

(1)    The Company included restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
Inventory

	As of
	July 31, 2025	October 31, 2024
	In millions
Purchased parts and fabricated assemblies	$4,455	$5,441
Finished goods	2,708	2,369
Total	$7,163	$7,810
The Company values inventory at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. At each reporting period, the Company assesses the value of its inventory and writes down the cost of inventory to its net realizable value if required, for estimated excess or obsolescence. Factors influencing these adjustments include changes in future demand forecasts, market conditions, technological changes, product life-cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If in any period the Company anticipates a change in those factors to be less favorable than its previous estimates, additional inventory write-downs may be required and could materially impact gross margin. The write down for excess or obsolescence is charged to the provision for inventory, which is a component of cost of sales in the Condensed Consolidated Statements of Earnings. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. The Company recorded a net provision for excess or obsolete inventory to cost of sales totaling $122 million and $271 million for the three and nine months ended July 31, 2025, respectively. For the fiscal year ended October 31, 2024, the Company recorded a net provision for excess or obsolete inventory to cost of sales totaling $89 million.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Property, Plant and Equipment, net

	As of
	July 31, 2025	October 31, 2024
	In millions
Land	$306	$66
Buildings and leasehold improvements	2,088	1,696
Machinery and equipment, including equipment held for lease	10,607	10,392
Gross property, plant and equipment	13,001	12,154
Accumulated depreciation	(6,883)	(6,490)
Property, plant and equipment, net	$6,118	$5,664
Supplier Financing Arrangements
The Company enters into supplier financing arrangements with external financial institutions. Under these arrangements, suppliers can choose to settle outstanding payment obligations at a discount. The Company holds no economic interest in suppliers' participation, nor does it provide guarantees or pledge assets under these arrangements. Invoices are settled with the financial institutions based on the original supplier payment terms. These arrangements do not alter the Company's rights and obligations towards suppliers, including scheduled payment terms. Liabilities associated with the funded participation in these arrangements, are presented within Accounts payable on the Consolidated Balance Sheets, amounted to $435 million, and $466 million as of July 31, 2025 and October 31, 2024, respectively.
Warranties
The Company's aggregate product warranty liabilities and changes for the nine months ended July 31, 2025, and the fiscal year ended October 31, 2024 were as follows:

	As of
	July 31, 2025	October 31, 2024
	In millions
Balance at beginning of period	$301	$318
Charges	162	173
Adjustments related to pre-existing warranties	(53)	(5)
Settlements made	(125)	(185)
Balance at end of period(1)	$285	$301

(1)The Company included the current portion in Other accrued liabilities, and amounts due after one year in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Severance Charges
The Company incurs costs related to employee severance and records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. As of July 31, 2025, $164 million and $42 million was recorded in Other Accrued Liabilities and Other Non-current liabilities, respectively.
The following table presents the activity related to the Company’s severance liability for the period indicated:

As of
July 31, 2025
In millions
Balance at beginning of period	$49
Severance charges	256
Cash paid and other	(99)
Balance at end of period	$206

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents severance charges as included in the Condensed Consolidated Statements of Earnings for the periods indicated:

	For the three months ended July 31, 2025	For the nine months ended July 31, 2025
	In millions
Cost of sales	—	$63
Research and development	—	31
Selling, general and administrative	—	147
Acquisition, disposition and other charges	15	15
Total severance charges	$15	$256
Contract Balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	July 31, 2025	October 31, 2024
	In millions
Accounts receivable	$5,260	$3,236
Unbilled receivables	414	324
Allowances	(18)	(10)
Total	$5,656	$3,550
The allowances for credit losses related to accounts receivable and changes for the nine months ended July 31, 2025, and the fiscal year ended October 31, 2024 were as follows:

	As of
	July 31, 2025	October 31, 2024
	In millions
Balance at beginning of period	$10	$37
Provision for credit losses	20	41
Adjustments to existing allowances, including write offs	(12)	(68)
Balance at end of period	$18	$10
Sale of Trade Receivables
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For the three and nine months ended July 31, 2025, the Company sold $1.0 billion and $2.8 billion of trade receivables, respectively. For the fiscal year ended October 31, 2024, the Company sold $3.1 billion of trade receivables. The Company recorded an obligation of $70 million and $62 million within Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of July 31, 2025 and October 31, 2024, respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities and Remaining Performance Obligations
Contract liabilities consist of deferred revenue and customer deposits. A summary of contract liabilities were as follows:

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

		As of
		July 31, 2025	October 31, 2024
	Location	In millions
Customer deposits	Other accrued liabilities	$580	$289
Customer deposits - non-current	Other non-current liabilities	73	7
Total customer deposits		$653	$296

Deferred revenue	Deferred revenue	$5,311	$3,904
Deferred revenue - non-current	Other non-current liabilities	4,837	3,578
Total deferred revenue		$10,148	$7,482
For the nine months ended July 31, 2025, approximately $3.0 billion of revenue was recognized relating to contract liabilities recorded as of October 31, 2024.
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency. As of July 31, 2025, the aggregate amount of deferred revenue, was $10.1 billion. The Company expects to recognize approximately 18% of this balance over fiscal 2025 with the remainder to be recognized thereafter. The Company receives payments in advance of completion of its contractual obligations; these payments are considered customer deposits. As customer acceptance milestones are met, the Company will recognize revenue and reduce the amount of contract liabilities. As of July 31, 2025, the aggregate amount of customer deposits was $653 million. The Company expects to recognize $580 million over the next twelve months and the remaining balance thereafter.
Costs to Obtain a Contract
As of July 31, 2025, the current and non-current portions of the capitalized costs to obtain a contract were $122 million and $147 million, respectively. As of October 31, 2024, the current and non-current portions of the capitalized costs to obtain a contract were $88 million and $136 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheets. For the three and nine months ended July 31, 2025, the Company amortized $88 million and $142 million, of capitalized costs to obtain a contract. For the three and nine months ended July 31, 2024 the Company amortized $27 million and $79 million respectively, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Earnings.

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

	As of
	July 31, 2025	October 31, 2024
	In millions
Minimum lease payments receivable	$10,194	$10,266
Unguaranteed residual value	680	599
Unearned income	(1,246)	(1,218)
Financing receivables, gross	9,628	9,647
Allowance for credit losses	(206)	(194)
Financing receivables, net	9,422	9,453
Less: current portion	(3,777)	(3,870)
Amounts due after one year, net	$5,645	$5,583
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. For the three and nine months ended July 31, 2025, the Company sold $17 million and $164 million of financing receivables, respectively. For the fiscal year ended October 31, 2024, the Company sold $93 million of financing receivables.
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
The credit risk profile of gross financing receivables, based on internal risk ratings as of July 31, 2025, presented on amortized cost basis by year of origination was as follows:

	As of July 31, 2025
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2025	$1,451	$746	$6
2024	2,400	1,020	36
2023	1,371	738	51
2022	733	426	30
2021 and prior	275	261	84
Total	$6,230	$3,191	$207

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
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of July 31, 2025 and October 31, 2024 and the respective changes for the nine and twelve months then ended were as follows:

	As of
	July 31, 2025	October 31, 2024
	In millions
Balance at beginning of period	$194	$243
Provision for credit losses	56	50
Adjustment to the existing allowance	(2)	(4)
Write-offs	(42)	(95)
Balance at end of period	$206	$194

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	July 31, 2025	October 31, 2024
	In millions
Billed:(1)
Current 1-30 days	$318	$334
Past due 31-60 days	34	29
Past due 61-90 days	13	12
Past due > 90 days	78	79
Unbilled sales-type and direct-financing lease receivables	9,185	9,193
Total gross financing receivables	$9,628	$9,647
Gross financing receivables on non-accrual status(2)	$214	$214
Gross financing receivables 90 days past due and still accruing interest(2)	$97	$82

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
The following table presents amounts included in the Condensed Consolidated Statements of Earnings related to lessor activity:

		For the three months ended July 31,		For the nine months ended July 31,
		2025	2024	2025	2024
	Location	In millions
Interest income from sales-type leases and direct financing leases	Financing Income	$194	$168	$568	$486
Lease income from operating leases	Services	542	578	1,628	1,771
Total lease income		$736	$746	$2,196	$2,257
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the assets and liabilities held by the consolidated VIE as of July 31, 2025 and October 31, 2024, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors of the Company do not have recourse to the assets of the VIE.

	As of
	July 31, 2025	October 31, 2024
Assets held by VIE:	In millions
Other current assets	$109	$189
Financing receivables
Short-term	820	872
Long-term	1,124	1,079
Property, plant and equipment, net	775	1,033
Liabilities held by VIE:
Notes payable and short-term borrowings, net of unamortized debt issuance costs	1,109	1,433
Long-term debt, net of unamortized debt issuance costs	$1,068	$965
For the nine months ended July 31, 2025, the financing receivables and leased equipment transferred via securitization through the SPE were $0.7 billion and $0.3 billion, respectively. For the fiscal year ended October 31, 2024, financing receivables and leased equipment transferred via securitization through the SPE were $1.2 billion and $0.6 billion, respectively.
Note 8: Acquisitions and Dispositions
Acquisition of Juniper Networks
On July 2, 2025, the Company completed the Merger. Under the terms of the Merger Agreement, HPE agreed to pay $40.00 per share of Juniper Networks common stock, issued and outstanding as of July 2, 2025, representing a cash consideration of approximately $13.4 billion, which was paid through cash on hand, including proceeds and term loan drawdowns from the financings in fiscal 2024, and commercial paper issuances.
Juniper Networks is a leader in AI-native networks, and will be reported in the Networking segment. The Company acquired Juniper Networks to advance HPE’s portfolio mix shift toward higher-growth solutions and strengthen its networking business.
Purchase Consideration
The following table summarizes the purchase consideration for the Merger:

In millions
Cash paid for outstanding Juniper Networks common stock	$13,386
Consideration for replacement of Juniper Networks equity awards	239
Total purchase consideration	$13,625
In connection with the Merger, each of the outstanding and unvested equity awards of Juniper Networks which was comprised of restricted stock units, performance stock awards and stock options which had been previously issued to employees, was converted into HPE equity awards utilizing an exchange ratio of approximately 2.1. The exchange ratio was calculated as purchase consideration per share divided by HPE’s 10-day average stock price prior to July 2, 2025. The acquisition date fair value of the replacement equity awards has been determined using the Hull-White I Lattice model for options, and for restricted stock units by adjusting HPE’s Merger date close price for expected dividends as applicable. The fair value of the replacement awards was $927 million, of which $239 million is included in the Merger consideration. At the date of the acquisition, the Company converted Juniper Networks’ equity awards into approximately 46 million HPE equity awards, of which approximately 10 million restricted stock units vested in July 2025. As of July 31, 2025, there was $563 million of unrecognized pre-tax stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over the remaining weighted-average vesting period of 1.5 years.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
For the three and nine months ended July 31, 2025, HPE recorded stock-based compensation expense of $87 million related to these assumed awards.
A summary of the preliminary allocation of the total purchase price for the Merger is presented as follows:

In millions
Cash and cash equivalents	$1,098
Inventory	1,060
Other current assets	1,827
Goodwill	7,042
Intangible assets	6,211
Long-term financing receivables and other assets	1,786
Total assets acquired	19,024
Other accrued liabilities(1)	2,592
Long-term debt	1,232
Other non-current liabilities	1,575
Total liabilities assumed	5,399
Total purchase consideration	$13,625

(1)Includes the current portion of long-term debt.
This acquisition has been accounted for as a business combination under FASB Topic Accounting Standards Codification 805 using the acquisition method. Tangible and identifiable intangible assets acquired, and liabilities assumed were recorded at the respective preliminary estimated fair values. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acceleration of the company’s portfolio mix shift to higher-margin, higher-growth areas. Goodwill also reflects the expectation that the Merger will position the company for long-term profitable growth. Goodwill created as a result of the Merger is not deductible for tax purposes.
The purchase price allocation is preliminary as the final review of intangible assets, certain tangible assets, income tax balances, liabilities assumed, and residual goodwill related to this acquisition is not complete. These amounts are subject to revision as additional information about fair value of assets acquired and liabilities assumed is obtained within the measurement period, which is up to one year from the acquisition date.
Purchased Intangible Assets
The weighted-average useful life for intangible assets acquired was 6.5 years, the following table presents preliminary details of the purchased intangible assets acquired:

	Useful Life (in Years)	In millions
Customer contracts, customer lists and distribution agreements	8	$3,031
Developed and core technology and patents	5	2,915
Trade name and trademarks	6	265
Total intangible assets(1)		$6,211

(1)Amortization expense for the three and nine months ended July 31, 2025, was $88 million.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Long-term Debt
The following table presents long-term debt assumed at closing:

	Maturity Date	Par Value	Fair Value
		In millions
1.200% fixed-rate notes	December 2025	$400	$394
3.750% fixed-rate notes	August 2029	500	486
2.000% fixed-rate notes	December 2030	400	348
5.950% fixed-rate notes	March 2041	$400	$398
Results of Operations and Pro forma Financial Information
The following table presents revenues and net earnings for Juniper Networks since the acquisition date, July 2, 2025 through July 31, 2025:

In millions
Total revenue	$480
Earnings from operations(1)	$76

(1)     This amount does not include certain corporate costs which are managed at the corporate level.
The unaudited pro forma results of operations for HPE as if the Merger had occurred on November 1, 2023 are presented in the table below:

	For the three months ended July 31,		For the nine months ended July 31,
	2025	2024	2025	2024
	In millions
Total revenue	$10,119	$8,900	$28,407	$25,372
Net earnings (loss)	$280	$195	$(271)	$2
These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2024. The unaudited pro forma information includes adjustments to amortization for intangible assets acquired, stock-based compensation expense, interest expense for acquisition financing, and depreciation for property and equipment acquired.
Acquisition costs related to the Merger were primarily included within Acquisition, disposition and other charges in the Condensed Consolidated Statements of Earnings. For the three and nine months ended July 31, 2025, acquisition costs were $159 million and $231 million, respectively. For the three and nine months ended July 31, 2024, acquisition costs were $23 million and $77 million, respectively.
Disposition of Communications Technology Group
On May 23, 2024, HPE announced plans to divest the CTG business to HCL Tech. CTG was included in the Communications and Media Solutions business, which was reported in the Corporate Investments and Other segment. This divestiture includes the platform-based software solutions portions of the CTG portfolio, including systems integration, network applications, data intelligence, and the business support systems groups. On December 1, 2024, the Company completed the disposition of CTG. The Company received net proceeds of $210 million and recognized a gain of $245 million included in Gain on sale of a business in the Condensed Consolidated Statements of Earnings.
Note 9: Goodwill
Goodwill is tested for impairment at the reporting unit level. As of November 1, 2024, the Company reassessed its

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
reporting units and determined that the former Compute and High Performance Computing & Artificial Intelligence reporting units (within the Server segment) met the criteria to qualify as a single Server reporting unit. As of July 31, 2025, the Company's reporting units are consistent with the reportable segments identified in Note 2, “Segment Information”, with the exception of Networking and Corporate Investments and Other segments. The Networking segment contains two reporting units: Intelligent Edge and Juniper Networks. The Corporate Investments and Other segment contains the A & PS reporting unit. The following table represents the carrying value of goodwill, by segment as of July 31, 2025 and October 31, 2024.

	Server	Hybrid Cloud	Networking	Financial Services	Corporate Investments and Other	Total
	In millions
Balance as of October 31, 2024	$10,194	$4,839	$2,909	$144	$—	$18,086
Goodwill acquired during the period	—	—	7,042	—	—	7,042
Goodwill impairment	—	(1,361)	—	—	—	(1,361)
Balance as of July 31, 2025(1)	$10,194	$3,478	$9,951	$144	$—	$23,767

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
Subsequent to the impairment of the Hybrid Cloud reporting unit, the indicated fair values of the reporting units exceeded their respective carrying amounts by a range of 0% to 112%. In order to evaluate the sensitivity of the estimated fair value of the reporting units in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease, all of the reporting units had an excess of fair value over carrying amount, except Server and Hybrid Cloud.
The Hybrid Cloud reporting unit has remaining goodwill of $3.5 billion as of July 31, 2025 and an excess of fair value over carrying value of net assets of 0% as of the interim test date. Hybrid Cloud business is transitioning to a more cloud-native,

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
software-defined platform with HPE Alletra. Translating this growth to revenue and operating income will take time because a greater mix of high margin business, such as ratable software and services, are deferred and recognized in future periods.
The excess of fair value over carrying amount for the Server reporting unit was 3%. The fair value of the Server reporting unit was also impacted by an increase in the discount rate used in the discounted cash flow analysis, driven by heightened macroeconomic uncertainty. The Server reporting unit has a goodwill balance of $10.2 billion as of July 31, 2025. In the current macroeconomic and inflationary environment, customers have invested selectively, resulting in moderate unit growth and competitive pricing in the traditional servers business. While the AI servers business is growing at a faster pace, because graphics processing units represent a large portion of the solutions, the pricing is very competitive and margins are limited. The Server business continues to focus on capturing market share in both traditional and AI servers, while maintaining operating margin and leveraging its strong portfolio of products.
If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted-average cost of capital increases, or if the Company has significant or sustained decline in its stock price, it is possible its estimates about the Hybrid Cloud and Server reporting units’ ability to successfully address the current challenges may change, which could result in the carrying value of the Hybrid Cloud and Server reporting units exceeding their estimated fair value and potential impairment charges.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2025				As of October 31, 2024
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents:
Commercial paper	$—	$3	$—	$3	$—	$—	$—	$—
Time deposits	—	945	—	945	—	601	—	601
Money market funds	1,413	—	—	1,413	12,639	—	—	12,639
Total cash equivalents	1,413	948	—	2,361	12,639	601	—	13,240
Available-for-sale Debt Investments:
Asset-backed and mortgage-backed securities	—	134	—	134	—	—	—	—
Certificates of deposit	—	16	—	16	—	—	—	—
Corporate debt securities	—	366	—	366	—	—	—	—
Commercial paper	—	47	—	47	—	—	—	—
U.S. government agency securities	—	38	—	38	—	—	—	—
U.S. government securities	105	32	—	137	—	—	—	—
Foreign bonds	1	107	—	108	—	102	1	103
Other debt securities (1)	—	—	47	47	—	—	14	14
Total available-for-sale debt investments	106	740	47	893	—	102	15	117
Equity Investments:
Mutual funds	—	56	—	56	—	—	—	—
Equity securities in public companies	6	—	—	6	—	—	—	—
Equity securities	—	—	54	54	—	—	88	88
Total equity investments	6	56	54	116	—	—	88	88
Derivatives Instruments:
Foreign currency contracts	—	196	—	196	—	299	—	299
Other derivatives	—	1	—	1	—	—	—	—
Total assets	1,525	1,941	101	3,567	12,639	1,002	103	13,744
Liabilities
Derivatives Instruments:
Interest rate contracts	—	72	—	72	—	58	—	58
Foreign currency contracts	—	302	—	302	—	103	—	103
Other derivatives	—	1	—	1	—	2	—	2
Total liabilities	$—	$375	$—	$375	$—	$163	$—	$163

(1) Available-for-sale debt securities with carrying values that approximate fair value.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Fair Value Disclosures
Short-Term and Long-Term Debt: As of July 31, 2025, the estimated fair value and carrying value of the Company's short-term and long-term debt was $23.6 billion and $23.7 billion, respectively. As of October 31, 2024, the estimated fair value and carrying value of the Company's short-term and long-term debt was $18.3 billion and $18.2 billion, respectively. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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
Non-Recurring Fair Value Measurements
Equity Investments without Readily Determinable Fair Value: Equity investments are recorded at cost and measured at fair value when they are deemed to be impaired or when there is an adjustment from observable price changes. For the three months ended July 31, 2025 and 2024, the Company recognized unrealized gains of $1 million and $7 million, respectively, on these investments. For the nine months ended July 31, 2025, the Company recognized a net loss of $1 million primarily resulting from an impairment on these investments. If measured at fair value in the Condensed Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy. For investments still held as of July 31, 2025, the cumulative upward adjustments for observable price changes was $83 million and cumulative downward adjustments for observable price changes and impairments was $89 million. Refer to Note 11 “Financial Instruments,” for further information about equity investments.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of July 31, 2025			As of October 31, 2024
	Cost	Gross Unrealized Gains (Losses)	Fair Value	Cost	Gross Unrealized Gains (Losses)	Fair Value
	In millions
Cash Equivalents
Commercial paper	$3	$—	$3	$—	$—	$—
Time deposits	945	—	945	601	—	601
Money market funds	1,413	—	1,413	12,639	—	12,639
Total cash equivalents	2,361	—	2,361	13,240	—	13,240
Available-for-sale Investments
Debt Securities:
Asset-backed and mortgage-backed securities	134	—	134	—	—	—
Certificates of deposit	16	—	16	—	—	—
Corporate debt securities	367	(1)	366	—	—	—
Commercial paper	47	—	47	—	—	—
U.S. government agency securities	38	—	38	—	—	—
U.S. government securities	137	—	137	—	—	—
Foreign bonds	107	1	108	101	2	103
Other debt securities	44	3	47	8	6	14
Total debt securities	890	3	893	109	8	117
Equity Securities:
Equity securities in public companies	9	(3)	6	—	—	—
Mutual funds	55	1	56	—	—	—
Total equity securities	64	(2)	62	—	—	—
Total available-for-sale investments	954	1	955	109	8	117
Total cash equivalents and available-for-sale investments	$3,315	$1	$3,316	$13,349	$8	$13,357
As of July 31, 2025 and October 31, 2024, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of July 31, 2025 and October 31, 2024. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of July 31, 2025
	Amortized Cost	Fair Value
	In millions
Due in one year	$322	$322
Due in one to five years	454	453
Due in more than five years	114	118
Total	$890	$893

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
The carrying amount of those non-marketable equity investments accounted for under the fair value option was $54 million and $88 million as of July 31, 2025 and October 31, 2024, respectively. For the nine months ended July 31, 2025, the Company recognized a total gain of $5 million on these investments, of which $4 million was unrealized and $1 million was realized. During the nine months ended July 31, 2025, the Company sold $38 million of these investments. For the three and nine months ended July 31, 2024, the Company recognized an unrealized gain of $7 million and an unrealized loss of $47 million on these investments. This amount is reflected in Interest and other, net in the Condensed Consolidated Statements of Earnings.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $252 million and $200 million as of July 31, 2025 and October 31, 2024, respectively. For the three months ended July 31, 2025 and 2024, the Company recognized unrealized gains of $1 million and $7 million, respectively, on these investments. For the nine months ended July 31, 2025, the Company recognized a loss of $1 million primarily resulting from an impairment on these investments. These amounts are reflected in Interest and other, net in the Condensed Consolidated Statements of Earnings.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of July 31, 2025					As of October 31, 2024
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives Designated as Hedging Instruments
Fair Value Hedges:
Interest rate contracts	$3,100	$—	$—	$14	$58	$2,500	$—	$—	$58	$—
Cash Flow Hedges:
Foreign currency contracts	7,601	51	25	142	79	7,809	107	59	31	25
Net Investment Hedges:
Foreign currency contracts	2,015	29	21	22	18	1,986	38	44	12	13
Total derivatives designated as hedging instruments	12,716	80	46	178	155	12,295	145	103	101	38
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	5,974	68	2	40	1	5,528	46	5	18	4
Other derivatives	141	1	—	1	—	147	—	—	2	—
Total derivatives not designated as hedging instruments	6,115	69	2	41	1	5,675	46	5	20	4
Total derivatives	$18,831	$149	$48	$219	$156	$17,970	$191	$108	$121	$42
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

	As of July 31, 2025
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$197	$—	$197	$150	$7	(1)	$40
Derivative liabilities	$375	$—	$375	$150	$181	(2)	$44

	As of October 31, 2024
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$299	$—	$299	$138	$90	(1)	$71
Derivative liabilities	$163	$—	$163	$138	$27	(2)	N/A

(1)Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of July 31, 2025, of the $181 million of collateral posted, $174 million was in cash and $7 million was through the re-use of counterparty collateral. As of October 31, 2024, $27 million of collateral posted was entirely through the re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of		As of
	July 31, 2025	October 31, 2024	July 31, 2025	October 31, 2024
	In millions
Notes payable and short-term borrowings	$(2,486)	$(2,440)	$14	$58
Long-term debt	$(744)	$—	$3	$—

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income (“OCI”) were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the three months ended July 31,		For the nine months ended July 31,
	2025	2024	2025	2024
	In millions
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts	$6	$(34)	$(189)	$(69)
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts	(12)	32	(33)	13
Total	$(6)	$(2)	$(222)	$(56)
As of July 31, 2025, the Company expects to reclassify an estimated net accumulated other comprehensive loss of approximately $63 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The following table represents the pre-tax effect of derivative instruments on total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges and derivatives not designated as hedging instruments are recorded:

	Gains (Losses) Recognized in Income
	For the three months ended July 31,				For the nine months ended July 31,
	2025		2024		2025		2024
	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net
	In millions
Total net revenue and interest and other, net	$9,136	$8	$7,710	$(12)	$24,617	$86	$21,669	$(122)
Gains (Losses) on Derivatives in Fair Value Hedging Relationships:
Interest Rate Contracts
Hedged items	$—	$(11)	$—	$(37)	$—	$(41)	$—	$(69)
Derivatives designated as hedging instruments	—	11	—	37	—	41	—	69
Gains (Losses) on Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	(66)	11	37	(40)	17	(102)	83	(85)
Interest Rate Locks
Amount of losses reclassified from accumulated other comprehensive income into income	—	(1)	—	—	—	(2)	—	—
Gains (Losses) on Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	—	1	—	12	—	(75)	—	30
Other derivatives	—	(2)	—	5	—	2	—	4
Total gains (losses)	$(66)	$9	$37	$(23)	$17	$(177)	$83	$(51)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-term debt were as follows:

	As of
	July 31, 2025	October 31, 2024
	In millions
Current portion of long-term debt(1)	$5,050	$3,969
Commercial paper	625	649
Notes payable to banks, lines of credit and other	1,124	124
Total notes payable and short-term borrowings	6,799	4,742
Long-term debt	16,854	13,504
Total	$23,653	$18,246

(1)    As of July 31, 2025 and October 31, 2024, the Current portion of long-term debt, net of discount and issuance costs, included $1.1 billion and $1.4 billion associated with the asset-backed debt securities issued by the Company, respectively.
Asset-backed Debt Securities
In July 2025, the Company issued $900 million of asset-backed debt securities in six tranches at a weighted-average price of 99.99% and a weighted-average interest rate of 4.673%, payable monthly from September 2025 with a stated final maturity date of March 2033.
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, “the Parent Programs”, and a wholly-owned subsidiary maintains a third program. The Parent Program in the U.S. provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. The Parent Program outside the U.S. provides for the issuance of commercial paper denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of July 31, 2025 and October 31, 2024, no borrowings were outstanding under the Parent Programs. As of July 31, 2025 and October 31, 2024, $625 million and $649 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
In September 2024, the Company terminated its prior senior unsecured revolving credit facility that was entered into in December 2021, and entered into a new senior unsecured revolving credit facility with an aggregate lending commitment of $5.25 billion for a period of five years. The commitment initially comprised of (i) $4.75 billion of commitments available immediately and (ii) $500 million of commitments available from and subject to the closing of the Merger and refinancing of Juniper Networks’ credit agreement in connection with the closing of such acquisition. With the completion of the acquisition and the associated refinancing, the full $5.25 billion commitment under the new facility is now available to the Company. As of July 31, 2025 and October 31, 2024, no borrowings were outstanding under this credit facility.
Uncommitted Credit Facility
The Company maintains an uncommitted short-term advance facility with Societe Generale that was entered into in September 2023 with a principal amount of up to $500 million for a period of 5 years. As of July 31, 2025 and October 31, 2024, no borrowings were outstanding under this credit facility.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Juniper Networks Acquisition Financing
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
HPE funded the aggregate consideration for the Merger through a combination of cash from its balance sheet, commercial paper issuances, and borrowings pursuant to the aforementioned three-year delayed-draw term loan credit facility of $3.0 billion and the 364-day delayed-draw term loan credit facility of $1.0 billion.
The 364-day loan is scheduled for full repayment on July 1, 2026. The three-year loan is subject to quarterly amortization at 1.25%, with the remaining balance due at maturity on June 30, 2028. Under both loans, interest was initially calculated using the Alternate Base Rate until July 8, 2025 with payment due in September 2025. Thereafter, the rate transitioned to the Term Benchmark Rate (defined as Adjusted Term SOFR plus the Applicable Rate), payable monthly in accordance with the terms of both credit agreements.
As of July 31, 2025, $3.0 billion was outstanding under the three-year delayed-draw term loan credit facility and $1.0 billion was outstanding under the 364-day delayed-draw term loan credit facility.
Future Maturities of Borrowings
As of July 31, 2025, aggregate future maturities of the Company's borrowings at face value (excluding a fair value adjustment related to hedged debt of $17 million, a net discount of $49 million, unamortized debt issuance costs of $81 million, and adjusted for fair value to par accretion relating to debt assumed as a result of the Merger of $72 million), including finance lease obligations were as follows:

Fiscal Year	In millions
2025	$2,978
2026	3,411
2027	1,812
2028	3,750
2029	2,345
Thereafter	7,827
Total	$22,123
Note 13: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of July 31, 2025, and changes for the nine months ended July 31, 2025 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized (losses) gains on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$8	$(16)	$(2,342)	$(627)	$(2,977)
Other comprehensive loss before reclassifications	(5)	(189)	(10)	(28)	(232)
Reclassifications of losses into earnings	—	87	98	—	185
Tax benefit (provision)	—	16	(16)	—	—
Balance at end of period	$3	$(102)	$(2,270)	$(655)	$(3,024)

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
Share Repurchase Program
For the nine months ended July 31, 2025, the Company repurchased and settled 5.7 million shares under its share repurchase program through open market repurchases, which included 0.1 million shares that were unsettled open market repurchases as of October 31, 2024. As of July 31, 2025, the Company did not have any unsettled open market repurchases. Shares repurchased for the nine months ended July 31, 2025 were recorded as a $100 million reduction to stockholders' equity. As of July 31, 2025, the Company had a remaining authorization of approximately $0.7 billion for future share repurchases.
Note 14: Net Earnings (Loss) Per Share
The Company calculates basic net earnings (loss) per share (“EPS”) using net earnings (loss) and the weighted-average number of shares outstanding during the reporting period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2025	2024	2025	2024
	In millions, except per share amounts
Numerator:
Net earnings (loss) attributable to common stockholders - Basic	$276	$512	$(205)	$1,213
Plus: 7.625% Series C mandatory convertible preferred stock dividends	29	—	—	—
Net earnings (loss) - Diluted	$305	$512	$(205)	$1,213
Denominator:
Weighted-average shares used to compute basic net EPS	1,325	1,312	1,321	1,308
Dilutive effect of employee stock plans(1)	16	20	—	17
Dilutive effect of 7.625% Series C mandatory convertible preferred stock(1)	80	—	—	—
Weighted-average shares used to compute diluted net EPS	1,421	1,332	1,321	1,325
Net EPS:
Basic	$0.21	$0.39	$(0.16)	$0.93
Diluted	$0.21	$0.38	$(0.16)	$0.92
Anti-dilutive Share Count(1)(2):
Employee stock plans	18	—	55	—
7.625% Series C mandatory convertible preferred stock	—	—	78	—
Total anti-dilutive weighted-average stock	18	—	133	—

(1)The impact of dilutive effect of employee stock plans is calculated under the treasury stock method, and the impact of dilutive effect of the 7.625% Series C mandatory convertible preferred stock (“Preferred Stock”) is calculated under the if-converted method. The effect of employee stock plans and Preferred Stock is excluded when calculating diluted net loss per share as it would be anti-dilutive.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. HPE believes it has recorded adequate provisions for any such matters and, as of July 31, 2025, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Litigation, Proceedings, and Investigations
Department of Justice Action on the Proposed Acquisition of Juniper Networks. As previously disclosed, on January 9, 2024, the Company entered into the Merger Agreement with Juniper Networks and Jasmine Acquisition Sub, Inc., providing for the acquisition of Juniper Networks by HPE. On January 30, 2025, the Antitrust Division of the United States Department of Justice (the “DOJ”) filed a complaint in the United States District Court for the Northern District of California, seeking to enjoin the closing of the Merger, alleging that the Merger is likely to substantially lessen competition in violation of Section 7 of the Clayton Act. On February 10, 2025, HPE and Juniper Networks filed answers to the DOJ’s complaint, disputing these claims. On June 27, 2025, HPE, Juniper Networks, and the DOJ filed an Asset Preservation and Hold Separate Stipulation and Order (“Stipulation”) and Proposed Final Judgment with the Court. Pursuant to the Stipulation, HPE has agreed to divest its global InstantOn campus and branch business. HPE also has agreed to grant up to two licenses to the Mist AIOps source code, with the licensees determined through an auction process. In exchange, the DOJ has agreed to dismiss its action to enjoin the Merger, subject to the Court’s approval of the Proposed Final Judgment. On June 30, 2025, the Court signed the Stipulation, allowing the Merger to proceed to closing.

India Directorate of Revenue Intelligence Proceedings. On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the “DRI”) issued notices to Hewlett-Packard India Sales Private Ltd (“HP India”), a subsidiary of HP Inc., seven HP India employees and one former HP India employee alleging that HP India underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products-related notices affirming duties and penalties against HP India and the named individuals for approximately $386 million (plus interests). On April 20, 2012, the Commissioner issued an order on the spare parts-related notice affirming duties and penalties against HP India and certain of the named individuals for approximately $17 million. HP India filed appeals of the Commissioner's orders before the Customs Tribunal. The Customs Department filed cross-appeals before the Customs Tribunal. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to return the matter to the Commissioner on procedural grounds. After multiple delays and postponements over the last decade, the Customs Tribunal began hearing the parties’ cross-appeals on April 21, 2025. The hearings on the cross-appeals were completed in June 2025. The Company expects a ruling from the Customs Tribunal in 2025. Either party may appeal the ruling to the India Supreme Court.
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
Autonomy-Related Legal Proceedings. In 2015, four Hewlett Packard Enterprise subsidiaries (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems Limited, and Autonomy, Inc., hereinafter the “Claimants”) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain, for breach of their fiduciary duties in causing Autonomy group companies to engage in improper transactions and accounting practices before and in connection with the 2011 acquisition of Autonomy. Trial concluded in January 2020. In May 2022, the court issued its liability judgment, finding that the Claimants had succeeded on substantially all

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
claims against Messrs. Lynch and Hussain, and dismissing a counterclaim filed by Mr. Lynch. In February 2024, the court held a two-week trial on damages. The Claimants sought recovery for $4 billion in losses. In May 2025, Claimants reached an agreement with Mr. Hussain to resolve claims against him. On July 22, 2025, the court issued its ruling on the quantum of damages, finding that the Lynch estate owed £740 million. The court has set a hearing for the week of November 17, 2025, to address additional matters, including attorneys’ fees, pre-judgment interest, and the relevant date to use for the exchange rate to convert the recovery from pounds to dollars. The damages award is also subject to a set-off for prior settlements. Pursuant to the terms of the 2015 Separation and Distribution Agreement, HP and Hewlett Packard Enterprise will share equally in any recovery.
Shared Litigation with HP Inc., DXC Technology Company and Micro Focus International plc. As part of the Separation and Distribution Agreements between HPE and HP Inc., HPE and DXC Technology Company (“DXC”), and HPE and Seattle SpinCo (“Micro Focus”), the parties to each agreement agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreements also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. (in the case of the separation of HPE from HP Inc.) or of HPE (in the case of the separation of DXC from HPE and the separation of Micro Focus from HPE), in each case arising prior to the applicable separation.
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
Unconditional Purchase Obligations
As of July 31, 2025, the Company had unconditional purchase obligations of approximately $3.0 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction, as well as settlements that the Company has reached with third parties, requiring it to pay determined amounts over a specified period of time. These unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty. The Company expects the commitments to total $463 million, $1,314 million, $385 million, $375 million, $346 million, and $91 million for fiscal years 2025, 2026, 2027, 2028, 2029, and thereafter, respectively.
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
The maximum potential future payments under performance guarantees and financing arrangements was $320 million as of July 31, 2025.
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
Note 16: Subsequent Events
On August 18, 2025, the Company elected to redeem the entire $2.5 billion aggregate principal amount of its outstanding 4.900% Notes due 2025, on September 17, 2025 (the “Redemption Date”). The Notes will be redeemed at par, along with any accrued and unpaid interest up to, but not including, the Redemption Date.
Subsequent to the quarter end, the Company sold approximately $739 million of available-for-sale investments and recognized a realized gain of approximately $2 million.

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
The financial discussion and analysis in the following MD&A compares the three and nine months ended July 31, 2025 to the comparable prior-year period and where appropriate, as of July 31, 2025, unless otherwise noted.
This MD&A is organized as follows:
•Trends and Uncertainties. A discussion of material events and uncertainties known to management, such as the mixed macroeconomic environment and heightening global trade restrictions, uneven demand across our portfolio, increased demand for and adoption of new technologies, increased inventory levels, conservative customer spending environment (though recovering), persistent inflation, foreign exchange pressures, recent tax developments, and competitive pricing pressures.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
TRENDS AND UNCERTAINTIES
During the first nine months of fiscal 2025, the effects of the evolving macroeconomic environment on demand persisted and certain significant developments impacted our operations, as follows:
Technological Advancements: We have observed market trends and demand (of customers of various segments and sizes) gravitating towards artificial intelligence (“AI”), hybrid cloud, edge computing, data security capabilities, and related offerings. The volume of data at the edge continues to grow, driven by the proliferation of more devices. The need for a unified cloud experience everywhere has grown, as well, in order to manage the growth of data at the edge. Increasing demand for AI is also contributing to changes in the competitive landscape. With the abundance of data, there are opportunities to develop AI tools with powerful computational abilities to extract insights and value from the captured data. Secure networking that is purpose-built for AI workloads is the foundation that enables users to seamlessly connect and apply AI learnings to such data that lives in various ecosystems. While we believe our recent acquisition of Juniper Networks, Inc. positions us to capitalize on the growing market opportunities across AI-accelerated computing, data, and networking, our major competitors and emerging competitors are expanding their product and service offerings with integrated products and solutions and exerting increased competitive pressure. We expect these market dynamics and trends to continue in the longer term.
Macroeconomic Uncertainty: The evolving macroeconomic environment has impacted industry-wide demand, as, until recently, customers took longer to work through prior orders and, to this day, have been adopting a more strategic approach to discretionary IT spending. While this dynamic has been easing, this has resulted in uneven demand across our portfolio and geographies, particularly for certain of our hardware offerings, as customers have focused investments on modernizing infrastructure, such as migrating to cloud-based offerings, including our own. Additionally, there continues to be significant uncertainty surrounding the tariff environment and import/export regulations due to numerous factors, including but not limited to tariff imposition delays, changes to tariff rates and policies, and enactment of reciprocally restrictive trade policies and measures. These have enhanced global trade uncertainty and contributed to higher prices of components and end products and services. While we have relied on our global supply chain and pricing measures in an attempt to mitigate adverse impacts, we expect such a mixed macroeconomic environment to largely continue and possibly limit revenue and margin growth in the near term.
Supply Chain: We experienced supply chain constraints for certain components, including graphics processing units, (“GPUs”) and accelerated processing units. Though they have since eased, in part due to increased availability of supply and lower material and logistics costs, the future remains uncertain due to continuous shifts in U.S. trade policy, which has thus far impacted our ability to import and export components and finished products and the costs of doing so. Additionally, logistics costs may rise with the aforementioned changes in trade policies. We have been experiencing higher-than-normal inventory levels, primarily due to frequent component part updates, customers transitioning to the next generation of GPUs, our securing supply ahead of demand, and longer customer acceptance timelines on AI-related orders. While we have been working to reduce inventory, any or all of the aforementioned factors could contribute to sustained higher-than-normal levels and further uncertainty. We have experienced, and expect to continue experiencing, rising input component costs due to the global trade uncertainties referenced above and a competitive pricing environment, all of which may impact our financial results. We plan to mitigate the impact of these dynamics through continued disciplined cost and pricing management and supply chain diversification.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Recent Tax Developments: The Organisation for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. To date, 60 countries have enacted portions, or all, of the OECD proposal and a further 5 countries have drafted, or have announced an intent to draft, legislation enacting the proposed rules. Where enacted, the rules are effective for us in fiscal 2025. Under US GAAP, the OECD Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes. We do not expect a material impact to our fiscal 2025 results.
The Internal Revenue Service (“IRS”) is conducting audits of our fiscal 2020 through 2022 U.S. federal income tax returns. In the second quarter of fiscal 2025, the IRS issued a Revenue Agent Report regarding the audit of our fiscal 2017 through 2019 U.S. federal income tax returns with which we agreed. The audit cycle for fiscal 2017 through 2019 is now considered effectively settled, resulting in a reduction of existing unrecognized tax benefits of approximately $340 million, which did not result in a material impact to our Condensed Consolidated Statement of Earnings and our Condensed Consolidated Balance Sheet. The resolution of the audit resulted in the release of tax reserves that were predominantly related either to adjustments to foreign tax credits that carried a full valuation allowance or to the timing of intercompany royalty revenue recognition, neither of which affected our effective tax rate.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OB3”) into law. OB3 introduces several changes to tax regulations, including the permanent restoration of 100% depreciation and the permanent restoration of immediate deductibility of costs associated with research and development activities performed in the United States. We do not anticipate a material impact to our fiscal 2025 results but continue to evaluate the full impact of these changes on our future results.
Other Trends and Uncertainties: The impacts of geopolitical volatility (including the ongoing conflict in the Middle East and in Ukraine and the relationship between China and the U.S.) may impact our operations, financial performance, and ability to conduct business in some non-U.S. markets. We have, in the past, entered into contracts for the sale of certain products and services that reflect heavier-than-normal discounting due to competitive pressures, which have resulted in lower margins than expected, and we expect will continue to negatively impact our margins in the near term. We have been monitoring and seeking to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks, as well as our pricing and discounting practices. We remain focused on executing our key strategic priorities, building long-term value creation for our stakeholders, and addressing our customers’ needs while continuing to make prudent decisions in response to the environment.
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
Our operations are organized into five reportable segments for financial reporting purposes: Server, Hybrid Cloud, Networking, Financial Services (“FS”), and Corporate Investments and Other. During the third quarter of fiscal 2025, the Intelligent Edge segment was renamed to Networking. The segment name change did not result in any change to the composition of the Company’s segments and therefore no prior information was recast; further, the designation change did not impact the Company’s condensed consolidated financial statements. Effective at the beginning of the first quarter of fiscal 2025, in order to align its segment financial reporting more closely with its current business structure, HPE implemented an organizational change with the transfer of certain managed services, previously reported within the Server segment, to the Hybrid Cloud segment.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Acquisition of Juniper Networks
On July 2, 2025, we completed the Juniper Networks, Inc. (“Juniper Networks”) merger (the “Merger”). Under the terms of the Merger Agreement, HPE agreed to pay $40.00 per share of Juniper Networks common stock, issued and outstanding as of July 2, 2025, representing a cash consideration of approximately $13.4 billion. The results of operations of Juniper Networks are included in the unaudited Condensed Consolidated Financial Statements commencing on July 2, 2025. See Note 8, “Acquisitions and Dispositions” to the Condensed Consolidated Financial Statements for additional information.
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
The estimates of the duration of the Program, the charges and expenditures that we expect to incur in connection therewith, and the timing thereof are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Program. In connection with the Program, we incurred charges of $2 million and $148 million for the three and nine months ended July 31, 2025, respectively.
Three months ended July 31, 2025 compared with three months ended July 31, 2024
Net revenue of $9.1 billion represented an increase of 18.5% (increased 17.7% on a constant currency basis) primarily due to higher average unit prices (“AUPs”) in the Server segment, higher revenue from the Merger in the Networking segment, and higher unit volume in the Hybrid Cloud segment. The gross profit margin of 29.2% (or $2.7 billion), represents a decrease of 2.4 percentage points from the prior-year period primarily due to an increase in cost of sales in the Server, Networking and Hybrid Cloud segments. The operating profit margin of 2.7% represents a decrease of 4.4 percentage points from the prior-year period primarily due to the costs associated with the Merger.
Nine months ended July 31, 2025 compared with nine months ended July 31, 2024
Net revenue of $24.6 billion represented an increase of 13.6% (increased 14.0% on a constant currency basis) primarily due to higher AUPs in the Server segment, higher revenue from the Merger in the Networking segment, and higher unit volume in the Hybrid Cloud segment. The gross profit margin of 29.0% (or $7.1 billion), represents a decrease of 4.6 percentage points from the prior-year period, primarily due to an increase in cost of sales in the Server, Hybrid Cloud and Networking segments. The operating profit margin of (1.7)% represents a decrease of 8.6 percentage points from the prior-year period primarily due to the impairment of goodwill and costs associated with the Merger.
Financial Results
The following table summarizes our condensed consolidated GAAP financial results:

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	For the three months ended July 31,			For the nine months ended July 31,
	2025	2024	Change	2025	2024	Change
	Dollars in millions, except per share amounts
Net revenue	$9,136	$7,710	18.5%	$24,617	$21,669	13.6%
Gross profit	$2,672	$2,439	9.6%	$7,136	$7,272	(1.9)%
Gross profit margin	29.2%	31.6%	(2.4)pts	29.0%	33.6%	(4.6)pts
Earnings (loss) from operations	$247	$547	(54.8)%	$(429)	$1,497	(128.7)%
Operating profit margin	2.7%	7.1%	(4.4)pts	(1.7)%	6.9%	(8.6)pts
Net earnings (loss) attributable to HPE	$305	$512	(40.4)%	$(118)	$1,213	(109.7)%
Net earnings (loss) attributable to common stockholders	$276	$512	(46.1)%	$(205)	$1,213	(116.9)%
Diluted net earnings (loss) per share attributable to common stockholders(1)	$0.21	$0.38	$(0.17)	$(0.16)	$0.92	$(1.08)
Cash flow provided by operations	$1,305	$1,154	$151	$454	$2,311	$(1,857)
The following table summarizes our condensed consolidated non-GAAP financial results:

	For the three months ended July 31,			For the nine months ended July 31,
	2025	2024	Change	2025	2024	Change
	Dollars in millions, except per share amounts
Net revenue in constant currency	$9,075	$7,710	17.7%	$24,708	$21,669	14.0%
Non-GAAP gross profit	$2,732	$2,450	11.5%	$7,286	$7,281	0.1%
Non-GAAP gross profit margin	29.9%	31.8%	(1.9)pts	29.6%	33.6%	(4.0)pts
Non-GAAP earnings from operations	$777	$771	0.8%	$2,170	$2,230	(2.7)%
Non-GAAP operating profit margin	8.5%	10.0%	(1.5)pts	8.8%	10.3%	(1.5)pts
Non-GAAP net earnings attributable to HPE	$631	$661	(4.5)%	$1,860	$1,860	—%
Non-GAAP net earnings attributable to common stockholders	$602	$661	(8.9)%	$1,773	$1,860	(4.7)%
Non-GAAP diluted net earnings per share attributable to common stockholders(1)	$0.44	$0.50	$(0.06)	$1.32	$1.40	$(0.08)
Free cash flow	$790	$669	$121	$(934)	$797	$(1,731)

(1)For purposes of calculating diluted net earnings (loss) per share (“EPS”), the 7.625% Series C mandatory convertible preferred stock (“Preferred Stock”) dividends are added back to the net earnings (loss) attributable to common stockholders and the diluted weighted-average share calculation assumes the Preferred Stock was converted at issuance or as of the beginning of the reporting period. For GAAP diluted net EPS, the effect of employee stock plans and Preferred Stock is excluded when calculating diluted net loss per share as it would be anti-dilutive.
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
Annualized Revenue Run-rate (“ARR”)
ARR represents the annualized revenue of all net HPE GreenLake cloud services revenue, related financial services revenue (which includes rental income from operating leases and interest income from finance leases), and software-as-a-service, software consumption revenue, and other aaS offerings, by taking such revenue recognized during a quarter and multiplying by four. To better align the calculation of ARR with Juniper Networks’ business and offerings, beginning with the quarter ended July 31, 2025, we also included revenue from software licenses support and maintenance in our ARR calculation, and will continue to do so going forward. The impact of this change was not material to the current and prior periods presented. We believe that ARR is a metric that allows management to better understand and highlight the potential future performance of

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
our aaS business. We also believe ARR provides investors with greater transparency to our financial information and of the performance metric used in our financial and operational decision making and allows investors to see our results “through the eyes of management.” We use ARR as a performance metric. ARR should be viewed independently of net revenue and is not intended to be combined with it.
ARR does not have any standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.
The following presents our ARR calculated as of July 31, 2025 and 2024:

	As of July 31,
	2025	2024
	Dollars in millions
ARR(1)	$3,053	$1,723
Year-over-year growth rate	77%	35%

(1) The amount of annualized revenue attributable to Juniper Networks is approximately $590 million as of July 31, 2025. We calculated ARR attributable to Juniper Networks using one month of recurring revenue multiplied by 12, as we acquired Juniper Networks on July 2, 2025.
The 77% year-over year increase in ARR was primarily due to growth in the Networking segment due to the Merger and an expanding customer installed base. The Hybrid Cloud and Server segments increased due to an expanded range of HPE GreenLake Flex Solutions and Server aaS activity.
Dividends and Share Repurchase Program
Returning capital to our stockholders remains an important part of our capital allocation framework, which also consists of strategic investments. The holders of HPE common stock are entitled to receive dividends when and as declared by the Board of Directors. Our ability to pay dividends will depend on many factors, such as the Company’s financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in its debt, industry practice, legal requirements, regulatory constraints, and other factors that the Board of Directors deems relevant. Furthermore, so long as any share of our Preferred Stock remains outstanding, no dividend on shares of common stock (or any other class of stock junior to the Preferred Stock) shall be declared or paid unless all accumulated and unpaid dividends for all preceding dividend periods for the Preferred Stock have been declared and paid in full in cash, shares of the Company’s common stock or a combination thereof, or a sufficient sum of cash or number of shares of its common stock has been set apart for the payment of such dividends, on all outstanding shares of the Preferred Stock. During the third quarter of fiscal 2025, we paid a quarterly dividend of $0.13 per share of common stock. On September 3, 2025, we declared a regular cash dividend of $0.13 per share of our common stock, payable on or about October 17, 2025, to our holders of record as of the close of business on September 18, 2025. We also declared a cash dividend of $0.953125 per share of our 7.625% Series C Mandatory Convertible Preferred Stock, which was paid on September 1, 2025, to holders of record as of the close of business on August 15, 2025.
As of July 31, 2025, we had a remaining authorization of approximately $0.7 billion for future share repurchases.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the three months ended July 31,				For the nine months ended July 31,
	2025		2024		2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$9,136	100.0%	$7,710	100.0%	$24,617	100.0%	$21,669	100.0%
Cost of sales (exclusive of amortization shown separately below)	6,464	70.8	5,271	68.4	17,481	71.0	14,397	66.4
Gross profit	2,672	29.2	2,439	31.6	7,136	29.0	7,272	33.6
Research and development	622	6.8	547	7.1	1,637	6.6	1,719	7.9
Selling, general and administrative	1,496	16.4	1,229	15.9	4,062	16.5	3,660	16.9
Amortization of intangible assets	126	1.4	60	0.8	201	0.8	198	0.9
Impairment of goodwill	—	—	—	—	1,361	5.5	—	—
Transformation costs	—	—	14	0.2	2	—	67	0.3
Acquisition, disposition and other charges	181	2.0	42	0.5	302	1.2	131	0.6
Earnings (loss) from operations	247	2.7	547	7.1	(429)	(1.7)	1,497	6.9
Interest and other, net	8	0.1	(12)	(0.2)	86	0.3	(122)	(0.6)
Gain on sale of a business	1	—	—	—	245	1.0	—	—
Earnings from equity interests	32	0.4	73	0.9	74	0.3	161	0.7
Earnings (loss) before provision for taxes	288	3.2	608	7.9	(24)	(0.1)	1,536	7.1
Benefit (provision) for taxes	17	0.2	(96)	(1.2)	(94)	(0.4)	(323)	(1.5)
Net earnings (loss) attributable to HPE	305	3.3	512	6.6	(118)	(0.5)	1,213	5.6
Preferred stock dividends	(29)	(0.3)	—	—	(87)	(0.4)	—	—
Net earnings (loss) attributable to common stockholders	$276	3.0%	$512	6.6%	$(205)	(0.8)%	$1,213	5.6%
Three and nine months ended July 31, 2025 compared with the three and nine months ended July 31, 2024
Net revenue
For the three months ended July 31, 2025, total net revenue of $9.1 billion represented an increase of $1.4 billion, or 18.5% (increased 17.7% on a constant currency basis). U.S. net revenue increased by $1.4 billion, or 48.4%, to $4.3 billion, and net revenue from outside of the U.S. increased by $30 million, or 0.6%, to $4.8 billion.
For the nine months ended July 31, 2025, total net revenue of $24.6 billion represented an increase of $2.9 billion, or 13.6% (increased 14.0% on a constant currency basis). U.S. net revenue increased by $1.8 billion, or 22.9%, to $9.5 billion, and net revenue from outside of the U.S. increased by $1.1 billion, or 8.4%, to $15.1 billion.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The components of the weighted net revenue change by segment were as follows:

	For the three months ended July 31, 2025	For the nine months ended July 31, 2025
	Percentage Points
Server	8.9	8.6
Hybrid Cloud	2.1	2.2
Networking	7.9	2.9
Financial Services	0.1	—
Corporate Investments and Other	(0.9)	(0.8)
Total segment	18.1	12.9
Elimination of intersegment net revenue and other	0.4	0.7
Total HPE	18.5	13.6
Three months ended July 31, 2025 compared with three months ended July 31, 2024
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Server net revenue increased $685 million, or 16.1%, primarily due to higher AUPs
•Hybrid Cloud net revenue increased $159 million, or 12.0%, primarily due to increase in unit volume
•Networking net revenue increased $609 million, or 54.3%, primarily due to the Merger
•Financial Services net revenue increased $7 million, or 0.8%, primarily due to favorable currency fluctuations
•Corporate Investments and Other net revenue decreased $68 million, or 26.0%, primarily due to the divestiture of the Communications Technology Group (“CTG”) business
Nine months ended July 31, 2025 compared with nine months ended July 31, 2024
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Server net revenue increased $1,865 million, or 16.3%, primarily due to higher AUPs
•Hybrid Cloud net revenue increased $462 million, or 11.9%, primarily due to an increase in unit volume
•Networking net revenue increased $630 million, or 18.5%, primarily due to the Merger
•Financial Services net revenue decreased $4 million, or 0.2%, primarily due to unfavorable currency fluctuations
•Corporate Investments and Other net revenue decreased $167 million, or 22.2%, primarily due to the divestiture of CTG
Please refer to the section “Segment Information” further below for a discussion of our results of operations for each reportable segment.
Gross profit
For the three and nine months ended July 31, 2025, the total gross profit margin of 29.2% and 29.0%, respectively, represents a decrease of 2.4 and 4.6 percentage points, respectively, as compared to the respective prior year periods. The decrease for the three and nine months ended July 31, 2025, was primarily due to an increase in cost of sales in the Server, Networking, and Hybrid Cloud segments.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Operating expenses
Research and development (“R&D”)
For the three months ended July 31, 2025, R&D expense increased by $75 million, or 13.7%, primarily due to operating expenses associated with Juniper Networks, which contributed 17.3 percentage points to the change, and higher employee costs, which contributed 6.2 percentage points. The increase was partially offset by lower operating expenses due to higher mix of capital versus expense investment, which contributed 8.9 percentage points to the change.
For the nine months ended July 31, 2025, R&D expense decreased by $82 million, or 4.8%, primarily due to higher mix of capital versus expense investment, which contributed 11.0 percentage points to the change. The decrease was partially offset by higher operating expenses associated with Juniper Networks, which contributed 5.5 percentage points to the change.
Selling, general and administrative (“SG&A”)
For the three months ended July 31, 2025, SG&A expense increased by $267 million, or 21.7%, primarily due to higher employee costs and increased operating expenses associated with Juniper Networks, which contributed 21.9 percentage points to the change.
For the nine months ended July 31, 2025, SG&A expense increased by $402 million, or 11.0%, primarily due to higher employee costs and increased operating expenses associated with Juniper Networks, which contributed 7.8 percentage points to the change, and the expenses incurred related to the cost reduction program, which contributed 3.2 percentage points to the change.
Impairment of goodwill
Impairment of goodwill for the nine months ended July 31, 2025 represents a partial goodwill impairment charge of $1.4 billion, as it was determined that the fair value of the Hybrid Cloud reporting unit was below the carrying value of its net assets. The decline in the fair value was primarily driven by an increase in the discount rate used in the discounted cash flows analysis, driven by heightened macroeconomic uncertainty. Refer to Note 9, “Goodwill” to the Condensed Consolidated Financial Statements in Item 1 of Part I for more information.
Acquisition, disposition and other charges
For the three and nine months ended July 31, 2025, acquisition, disposition and other charges increased by $139 million or 331.0%, and $171 million, or 130.5%, respectively, primarily due to costs incurred in connection with the Merger.
Interest and other, net
For the three months ended July 31, 2025, interest and other, net income increased by $20 million, or 166.7%, primarily due to a gain relating to a settlement to resolve claims solely against Sushovan Hussain, the former CFO of Autonomy, in the ongoing Autonomy litigation, partially offset by higher net interest expense.
For the nine months ended July 31, 2025, interest and other, net income increased by $208 million, or 170.5%, primarily due to an increase in the non-service net periodic benefit credit, the gain from the settlement to resolve claims solely against Sushovan Hussain in the ongoing Autonomy litigation, a gain on equity investments recognized in the current period compared to a loss on equity investments in the prior-year period, and increase in net interest income.
Gain on sale of a business
On December 1, 2024, we completed the disposition of CTG. We received net proceeds of $210 million and recognized a gain of $245 million.
Earnings from equity interests
For the three and nine months ended July 31, 2025, earnings from equity interests decreased $41 million, or 56.2%, and $87 million, or 54.0%, respectively, primarily due to lower earnings from our equity interest in H3C Technologies Co., Limited (“H3C”) as a result of the disposition of 30% of the total issued share capital of H3C.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Benefit (provision) for taxes
For the three months ended July 31, 2025 and 2024, we recorded income tax benefit of $17 million and income tax expense of $96 million, respectively, which reflects an effective tax rate of (6.5)% and 15.8%, respectively. For the nine months ended July 31, 2025 and 2024, we recorded income tax expense of $94 million and $323 million, respectively, which reflects an effective tax rate of (359.9)% and 21.0%, respectively. For the three and nine months ended July 31, 2025 and the three months ended July 31, 2024, the effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but is also impacted by discrete tax adjustments during each fiscal period. The effective tax rate for the nine months ended July 31, 2025 also included the effects of the non-deductible goodwill impairment.
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
Segment Results
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the three months ended July 31, 2025, as compared to the prior-year period:

	HPE Consolidated		Server		Hybrid Cloud		Networking		Financial Services		Corporate Investments and Other
	Dollars in millions
Net revenue(1)	$9,136		$4,940		$1,484		$1,730		$886		$194
Year-over-year change %	18.5%		16.1%		12.0%		54.3%		0.8%		(26.0)%
Earnings (loss) from operations(2)	$247		$317		$87		$360		$88		$(14)
Earnings (loss) from operations as a % of net revenue	2.7%		6.4%		5.9%		20.8%		9.9%		(7.2)%
Year-over-year change percentage points	(4.4)	pts	(4.4)	pts	0.7	pts	(1.6)	pts	0.9	pts	(5.7)	pts
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the nine months ended July 31, 2025, as compared to the prior-year period:

	HPE Consolidated		Server		Hybrid Cloud		Networking		Financial Services		Corporate Investments and Other
	Dollars in millions
Net revenue(1)	$24,617		$13,288		$4,342		$4,038		$2,615		$585
Year-over-year change %	13.6%		16.3%		11.9%		18.5%		(0.2)%		(22.2)%
(Loss) earnings from operations(2)	$(429)		$906		$264		$948		$259		$(26)
(Loss) earnings from operations as a % of net revenue	(1.7)%		6.8%		6.1%		23.5%		9.9%		(4.4)%
Year-over-year change percentage points	(8.6)	pts	(4.3)	pts	2.7	pts	(1.2)	pts	1.0	pts	(1.3)	pts

(1)HPE consolidated net revenue excludes intersegment net revenue. Segment net revenues include intersegment net revenue.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(2)Segment earnings (loss) from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, transformation costs, H3C divestiture related severance costs, severance costs related to the cost reduction program, acquisition, disposition and other charges, and impairment of goodwill.
Server

	For the three months ended July 31,			For the nine months ended July 31,
	2025	2024	% Change	2025	2024	% Change
	Dollars in millions
Net revenue	$4,940	$4,255	16.1%	$13,288	$11,423	16.3%
Earnings from operations	$317	$461	(31.2)%	$906	$1,263	(28.3)%
Earnings from operations as a % of net revenue	6.4%	10.8%		6.8%	11.1%
Three months ended July 31, 2025 compared with three months ended July 31, 2024
Server segment net revenue increased by $685 million, or 16.1% (increased 15.7% on a constant currency basis), primarily due to a $698 million, or 20.5%, increase in product revenue. The increase in product revenue was primarily due to higher net AUPs of $750 million, or 22.0%, partially offset by a decrease in net unit volume of $50 million, or 1.5%.
Server segment earnings from operations as a percentage of net revenue decreased 4.4 percentage points due to an increase in cost of products as a percentage of net revenue resulting from higher mix of lower margin products and input cost increases. Operating expenses as a percentage of net revenue remained relatively flat as compared to the prior-year period.
Nine months ended July 31, 2025 compared with nine months ended July 31, 2024
Server segment net revenue increased by $1,865 million, or 16.3% (increased 16.8% on a constant currency basis), primarily due to a $1,878 million, or 21.1%, increase in product revenue. The increase in product revenue was primarily due to higher net AUPs of $2,357 million, or 26.5%, partially offset by a decrease in net unit volume of $427 million, or 4.8%, and unfavorable currency fluctuations of $52 million, or 0.6%.
Server segment earnings from operations as a percentage of net revenue decreased 4.3 percentage points due to an increase in costs of products as a percentage of net revenue, moderated by a decrease in operating expenses as a percentage of net revenue. The increase in cost of products as a percentage of net revenue was primarily due to input cost increases, competitive pricing pressure, and higher mix of lower margin products. The decrease in operating expenses as a percentage of net revenue was primarily due to the scale of the net revenue increase, partially offset by higher SG&A expenses.
Hybrid Cloud

	For the three months ended July 31,			For the nine months ended July 31,
	2025	2024	% Change	2025	2024	% Change
	Dollars in millions
Net revenue	$1,484	$1,325	12.0%	$4,342	$3,880	11.9%
Earnings from operations	$87	$69	26.1%	$264	$133	98.5%
Earnings from operations as a % of net revenue	5.9%	5.2%		6.1%	3.4%
Three months ended July 31, 2025 compared with three months ended July 31, 2024
Hybrid Cloud segment net revenue increased by $159 million, or 12.0% (increased 10.9% on a constant currency basis), primarily due to an increase in unit volume, partially offset by a decrease in AUPs. Hybrid Cloud product revenue increased by $62 million, or 8.5%, primarily due to a unit volume increase of $260 million, or 35.5%, led by private cloud and storage products. This increase was partially offset by decrease in AUPs of $200 million, or 27.3%, led by private cloud and storage products. Hybrid Cloud services revenue increased by $97 million, or 16.3%, primarily driven by higher services contribution from private cloud solutions.
Hybrid Cloud segment earnings from operations as a percentage of net revenue increased 0.7 percentage points, due to a decrease in operating expenses as a percentage of net revenue, partially offset by an increase in cost of products and services as a percentage of net revenue. Operating expenses as a percentage of net revenue decreased due to the scale of net revenue growth. Cost of products and services as a percentage of net revenue increased due to a higher contribution from our products

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
portfolio, as we transition to a more software-defined platform with HPE Alletra.
Nine months ended July 31, 2025 compared with nine months ended July 31, 2024
Hybrid Cloud segment net revenue increased by $462 million, or 11.9%, (increased 12.2% on a constant currency basis) primarily due to an increase in unit volume, partially offset by a decrease in AUPs. Hybrid Cloud product revenue increased by $221 million, or 10.6%, primarily due to a unit volume increase of $392 million, or 18.8%, led by private cloud and storage products. This increase was partially offset by a decrease in AUPs of $157 million, or 7.5%, led by private cloud products. Hybrid Cloud services revenue increased by $241 million, or 13.5%, primarily driven by higher services contribution from private cloud solutions.
Hybrid Cloud segment earnings from operations as a percentage of net revenue increased 2.7 percentage points, due to a decrease in operating expenses as a percentage of net revenue, primarily driven by capitalization of software costs and cost containment measures. Cost of products and services as a percentage of net revenue increased due to a higher contribution from our products portfolio, as we transition to a more software-defined platform with HPE Alletra.
Networking

	For the three months ended July 31,			For the nine months ended July 31,
	2025	2024	% Change	2025	2024	% Change
	Dollars in millions
Net revenue	$1,730	$1,121	54.3%	$4,038	$3,408	18.5%
Earnings from operations	$360	$251	43.4%	$948	$841	12.7%
Earnings from operations as a % of net revenue	20.8%	22.4%		23.5%	24.7%
Three months ended July 31, 2025 compared with three months ended July 31, 2024
Networking segment net revenue increased by $609 million, or 54.3% (increased 53.9% on a constant currency basis). Product revenue increased by $396 million, or 48.2%, primarily led by revenue attributable to Juniper Networks of $303 million, or 36.9%, higher volume and product mix effect of $58 million, or 7.0%, and higher AUPs of $34 million, or 4.1%. Services net revenue increased $213 million, or 71.2%, primarily led by revenue attributable to Juniper Networks of $177 million, or 59.2%, and increased services net revenue primarily from our aaS offerings of $36 million, or 12.0%.
Networking segment earnings from operations as a percentage of net revenue decreased 1.6 percentage points primarily due to an increase in cost of products and services as a percentage of net revenue, partially offset by a decrease in operating expenses as a percentage of net revenue. The increase in cost of product and services as a percentage of net revenue was primarily due to competitive pricing pressure. The decrease in operating expenses as a percentage of net revenue was primarily due to the scale of the net revenue increase, partially offset by higher operating expenses associated with Juniper Networks.
Nine months ended July 31, 2025 compared with nine months ended July 31, 2024
Networking segment net revenue increased by $630 million, or 18.5% (increased 18.8% on a constant currency basis). Product revenue increased by $344 million, or 13.6%, primarily led by revenue attributable to Juniper Networks of $303 million, or 11.9%, higher volume and product mix effect of $185 million, or 7.3%, partially offset by lower AUPs of $138 million, or 5.4%. Services net revenue increased $286 million, or 32.8%, primarily led by revenue attributable to Juniper Networks of $177 million, or 20.3%, and increased services net revenue primarily from our aaS offerings of $109 million, or 12.5%.
Networking segment earnings from operations as a percentage of net revenue decreased 1.2 percentage points primarily due to an increase in cost of products and services as a percentage of net revenue, partially offset by a decrease in operating expenses as a percentage of net revenue. The increase in cost of product and services as a percentage of net revenue was primarily due to competitive pricing pressure. The decrease in operating expenses as a percentage of net revenue primarily due to the scale of the net revenue increase, partially offset by higher operating expenses associated with Juniper Networks.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financial Services

	For the three months ended July 31,			For the nine months ended July 31,
	2025	2024	% Change	2025	2024	% Change
	Dollars in millions
Net revenue	$886	$879	0.8%	$2,615	$2,619	(0.2)%
Earnings from operations	$88	$79	11.4%	$259	$234	10.7%
Earnings from operations as a % of net revenue	9.9%	9.0%		9.9%	8.9%
Three months ended July 31, 2025 compared with three months ended July 31, 2024
FS segment net revenue increased by $7 million, or 0.8% (decreased 0.9% on a constant currency basis) primarily due to favorable currency fluctuations, higher finance income from higher average finance leases, and higher asset management remarketing revenue, partially offset by lower rental revenue on lower average operating leases.
FS segment earnings from operations as a percentage of net revenue increased 0.9 percentage points due to a decrease in cost of services as a percentage of net revenue, while operating expenses as a percentage of net revenue were relatively flat. The decrease in cost of services as a percentage of net revenue resulted primarily from lower depreciation expense, partially offset by higher bad debt expense.
Nine months ended July 31, 2025 compared with nine months ended July 31, 2024
FS segment net revenue decreased by $4 million, or 0.2% (increased 0.5% on a constant currency basis) primarily due to unfavorable currency fluctuations and lower rental revenue on lower average operating leases, partially offset by higher finance income from higher average finance leases, along with higher asset management remarketing revenue and asset recovery services revenue.
FS segment earnings from operations as a percentage of net revenue increased 1.0 percentage points due to a decrease in cost of services as a percentage of net revenue, while operating expenses as a percentage of net revenue were flat. The decrease in cost of services as a percentage of net revenue resulted primarily from lower depreciation expense, partially offset by higher bad debt expense and higher borrowing costs.
Financing Volume

	For the three months ended July 31,		For the nine months ended July 31,
	2025	2024	2025	2024
	In millions
Financing volume	$1,513	$1,483	$3,974	$4,518
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased 2.0% and decreased 12.0% for the three and nine months ended July 31, 2025, respectively, as compared to the prior-year period. The increase for the three months ended July 31, 2025 was primarily driven by higher financing of third-party product sales and services, partially offset by lower financing of HPE product sales and services. The decrease for the nine months ended July 31, 2025 was primarily driven by lower financing of both HPE and third-party product sales and services.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Portfolio Assets and Ratios
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of
	July 31, 2025	October 31, 2024
	Dollars in millions
Financing receivables, gross	$9,628	$9,647
Net equipment under operating leases	3,234	3,632
Capitalized profit on intercompany equipment transactions(1)	491	396
Intercompany leases(1)	130	119
Gross portfolio assets	13,483	13,794
Allowance for doubtful accounts(2)	196	177
Operating lease equipment reserve	48	30
Total reserves	244	207
Net portfolio assets	$13,239	$13,587
Reserve coverage	1.8%	1.5%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting the FS segment consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with the FS segment and its subsidiaries. Debt benefiting the FS segment totaled $11.4 billion and $11.8 billion as of July 31, 2025 and October 31, 2024, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. The FS segment equity was $1.6 billion and $1.7 billion as of July 31, 2025 and October 31, 2024, respectively.
As of July 31, 2025 and October 31, 2024, the FS segment net cash and cash equivalents balances were approximately $666 million and $533 million, respectively.
Net portfolio assets as of July 31, 2025 decreased 2.6% from October 31, 2024. The decrease generally resulted from portfolio runoff exceeding new financing volume during the period, partially offset by favorable currency fluctuations.
The FS segment bad debt expense includes charges to general reserves, specific reserves, and write-offs for sales-type, direct-financing, and operating leases. For the three and nine months ended July 31, 2025, the FS segment recorded net bad debt expense of $27 million and $77 million, respectively. For the three and nine months ended July 31, 2024, the FS segment recorded net bad debt expense of $14 million and $36 million, respectively.
Corporate Investments and Other

	For the three months ended July 31,			For the nine months ended July 31,
	2025	2024	% Change	2025	2024	% Change
	Dollars in millions
Net revenue	$194	$262	(26.0)%	$585	$752	(22.2)%
Loss from operations	$(14)	$(4)	(250.0)%	$(26)	$(23)	(13.0)%
Loss from operations as a % of net revenue	(7.2)%	(1.5)%		(4.4)%	(3.1)%
Three months ended July 31, 2025 compared with three months ended July 31, 2024
Corporate Investments and Other segment net revenue decreased by $68 million, or 26.0% (decreased 29.4% on a constant currency basis), primarily due to the divestiture of the CTG business effective December 1, 2024.
Corporate Investments and Other segment loss from operations as a percentage of net revenue increased by 5.7% percentage points primarily due to increases in cost of services and operating expenses as a percentage of net revenue due to the scale of the net revenue decline.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Nine months ended July 31, 2025 compared with nine months ended July 31, 2024
Corporate Investments and Other segment net revenue decreased by $167 million, or 22.2% (decreased 22.3% on a constant currency basis), primarily due to the divestiture of the CTG business effective December 1, 2024.
Corporate Investments and Other segment loss from operations remained relatively flat.
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
As of July 31, 2025, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, except as set forth below.
Business Combinations
We account for acquired businesses using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment. For the valuation of intangible assets acquired in a business combination, we use an income approach. The income approach estimates fair value by discounting associated lifetime expected future cash flows to their present value and relies on significant assumptions regarding future expected cash flows, forecasted revenue, customer attrition rates, obsolescence rate and the discount rate. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value of the intangible assets acquired. Third-party valuation specialists are utilized for certain estimates.
We estimate the fair value of acquired inventory, including raw materials, finished goods and work in process, by determining the estimated selling price when completed, less an estimate of costs to be incurred to complete and sell the inventory, and an estimate of a reasonable profit allowance for those manufacturing and selling efforts. The fair value of inventory is recognized in our results of operations as the inventory is sold. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of inventory include stage of completion, costs to complete, costs to dispose and selling price.
We estimate the fair value of acquired property, plant and equipment using a combination of the cost and market approaches. The market approach estimates fair value by analyzing recent actual market transactions for similar assets or liabilities. The cost approach estimates fair value based on the expected cost to replace or reproduce the asset or liability and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence. Some of the more significant estimates and assumptions inherent in these approaches are the values of asset replacement costs, comparable assets and estimated remaining economic lives of the assets.
The excess of the purchase price over fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill due to the use of preliminary information in our initial estimates. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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
As of July 31, 2025, our reporting units with goodwill are consistent with the reportable segments identified in Note 2, “Segment Information” to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, with the exception of Networking and Corporate Investments and Other segments. The Networking segment contains two reporting units: Intelligent Edge and Juniper Networks. The Corporate Investments and Other segment contains the A & PS reporting unit.
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
The Hybrid Cloud reporting unit has remaining goodwill of $3.5 billion as of July 31, 2025 and an excess of fair value over carrying value of net assets of 0% as of the interim test date. Hybrid Cloud business is transitioning to a more cloud-native, software-defined platform with HPE Alletra. Translating this growth to revenue and operating income will take time because a greater mix of high margin business, such as ratable software and services, are deferred and recognized in future periods.
The excess of fair value over carrying amount for the Server reporting unit was 3%. The fair value of the Server reporting unit was also impacted by an increase in the discount rate used in the discounted cash flow analysis, driven by heightened macroeconomic uncertainty. The Server reporting unit has a goodwill balance of $10.2 billion as of July 31, 2025. In the current macroeconomic and inflationary environment, customers have invested selectively, resulting in moderate unit growth and competitive pricing in the traditional servers business. While the AI servers business is growing at a faster pace, because graphics processing units represent a large portion of the solutions, the pricing is very competitive and margins are limited. The Server business continues to focus on capturing market share in both traditional and AI servers, while maintaining operating margin and leveraging its strong portfolio of products.
If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted-average cost of capital increases, or if we have a significant or sustained decline in our stock price, it is possible the estimates about our Hybrid Cloud and Server reporting units’ ability to successfully address the current challenges may change, which could result in the carrying value of the Hybrid Cloud and Server reporting units exceeding their estimated fair value and potential impairment charges.
LIQUIDITY AND CAPITAL RESOURCES
Current Overview
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, acquisitions and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. We anticipate that the funds made available, cash generated from our operations, along with our access to capital markets, will be sufficient to meet our liquidity requirements for at least the next twelve months and for the foreseeable future thereafter. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2024, as modified by the risk statements in the section titled “Risk Factors” in Item 1A of Part II subsequent Quarterly Reports, and market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this Quarterly Report.
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S. as of July 31, 2025. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
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
In connection with the share repurchase program previously authorized by our Board of Directors, we repurchased and settled an aggregate amount of $102 million, during the first nine months of fiscal 2025. As of July 31, 2025, we had a remaining authorization of approximately $0.7 billion for future share repurchases. For more information on our share

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
repurchase program, refer to the section entitled “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2 of Part II.
On May 23, 2024, we announced plans to divest our CTG business to HCLTech. CTG was included in our Communications and Media Solutions business, which was reported in the Corporate Investments and Other segment. This divestiture includes the platform-based software solutions portions of the CTG portfolio, including systems integration, network applications, data intelligence, and the business support systems groups. On December 1, 2024, we completed the disposition of CTG. We received net proceeds of $210 million and recognized a gain of $245 million included in Gain on sale of a business in the Condensed Consolidated Statements of Earnings.
HPE funded the aggregate consideration for the Merger through a combination of cash from its balance sheet, commercial paper issuances, and borrowings pursuant to the three-year delayed-draw term loan credit facility of $3.0 billion and the 364-day delayed-draw term loan credit facility of $1.0 billion entered into in September 2024.
For more information on the drawdown term loan facility, see Note 12 “Borrowings” in Item 1 of Part I.
Liquidity
Our cash, cash equivalents, restricted cash, total debt, and available borrowing resources were as follows:

	As of
	July 31, 2025	October 31, 2024
	In millions
Cash, cash equivalents and restricted cash	$4,697	$15,105
Total debt	23,653	18,246
Available borrowing resources(1)	6,139	6,009
Commercial paper programs(2)	5,125	5,101
Uncommitted lines of credit(3)	$1,014	$908

(1)    The prior period excludes the financing commitment for the Merger. The maximum aggregate commitment under those facilities is $4.0 billion, however, no balances were outstanding under these facilities as of the prior period.
(2)     The maximum aggregate borrowing amount of the commercial paper programs and revolving credit facility is $5.75 billion as of July 31, 2025 and October 31, 2024, with an incremental $500 million accessible exclusively through the revolving credit facility as of July 31, 2025.
(3)    The maximum aggregate capacity under the uncommitted lines of credit is $1.4 billion, of which $0.4 billion was primarily utilized towards issuances of bank guarantees.
The following tables represent the way in which management reviews cash flows:

	For the nine months ended July 31,
	2025	2024
	In millions
Net cash provided by operating activities	$454	$2,311
Net cash used in investing activities	(13,614)	(1,580)
Net cash provided by (used in) financing activities	2,743	(1,372)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	9	(35)
Change in cash, cash equivalents and restricted cash	$(10,408)	$(676)
Free cash flow	$(934)	$797
Operating Activities
For the nine months ended July 31, 2025, net cash provided by operating activities decreased by $1.9 billion, as compared to the corresponding period in fiscal 2024. The decrease was primarily due to unfavorable working capital changes driven by the timing of payments, and unfavorable changes from other assets and liabilities. The decrease was moderated by an increase in collection from financing receivables, as compared to the prior-year period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	July 31, 2025	October 31, 2024	Change	July 31, 2024	October 31, 2023	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	56	38	18	45	43	2	11
Days of supply in inventory ("DOS")	100	120	(20)	131	87	44	(31)
Days of purchases outstanding in accounts payable ("DPO")	(121)	(170)	49	(172)	(134)	(38)	51
Cash conversion cycle	35	(12)	47	4	(4)	8	31
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three-month period in fiscal 2024, the increase in DSO in the current period was primarily due to the impact of incremental receivables as a result of the Merger.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2024, the decrease in DOS in the current period was primarily due to higher shipments for large deals and lower purchases, partially offset by the impact of incremental inventory as a result of the Merger.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2024, the decrease in DPO in the current period was primarily due to lower purchases.
Investing Activities
For the nine months ended July 31, 2025, net cash used in investing activities increased by $12.0 billion, as compared to the corresponding period in fiscal 2024. The increase was primarily due to a payment made for the Merger, net of cash acquired of $12.3 billion, partially offset by proceeds from the divestiture of our CTG business of $0.2 billion during the current period, as compared to the prior-year period.
Financing Activities
For the nine months ended July 31, 2025, net cash provided by financing activities increased by $4.1 billion, as compared to the corresponding period in fiscal 2024. This increase was primarily due to higher proceeds from debt, net of issuance costs of $3.2 billion, lower repayments of debt of $1.1 billion, partially offset by higher cash utilized for stock-based award activities of $0.2 billion, as compared to the prior-year period.
Free Cash Flow
Free cash flow (“FCF”) represents cash flow from operations less net capital expenditures (investments in property, plant and equipment (“PP&E”) and software assets less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. For the nine months ended July 31, 2025, FCF decreased by $1.7 billion, as compared to the corresponding period in fiscal 2024. This was primarily due to lower cash provided by operating activities, as compared to the prior-year period. For more information on our FCF, refer to the section entitled “GAAP to non-GAAP Reconciliations” included in this MD&A.
For more information on the impact of operating assets and liabilities to our cash flows, see Note 6, “Balance Sheet Details” to the Condensed Consolidated Financial Statements in Item 1 of Part I.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Capital Resources
We maintain debt levels that we establish through consideration of several factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure. We maintain a revolving credit facility and two commercial paper programs, “the Parent Programs,” and a wholly-owned subsidiary maintains a third program. In September 2024, we terminated our prior senior unsecured revolving credit facility that was entered into in December 2021, and entered into a new senior unsecured revolving credit facility with an aggregate lending commitment of $5.25 billion for a period of five years. The commitment initially comprised of (i) $4.75 billion of commitments available immediately and (ii) $500 million of commitments available from and subject to the closing of the Merger and refinancing of Juniper Networks’ credit agreement. With the completion of the Merger and the associated refinancing, the full $5.25 billion commitment under the new facility is now available to us. There have been no changes to our commercial paper programs since October 31, 2024.
In December 2023, we filed a shelf registration statement with the Securities and Exchange Commission that allows us to sell, at any time and from time to time, in one or more offerings, debt securities, preferred stock, common stock, warrants, depository shares, purchase contracts, guarantees or units consisting of any of these securities.
On August 18, 2025, we elected to redeem the entire $2.5 billion aggregate principal amount of its outstanding 4.900% Notes due 2025, on September 17, 2025 (“Redemption Date”). The Notes will be redeemed at par, plus accrued and unpaid interest up to, but not including, the Redemption Date.
Subsequent to the quarter end, we sold approximately $739 million of available-for-sale investments and recognized a realized gain of approximately $2 million.
Significant funding and liquidity activities for the nine months ended July 31, 2025 were as follows:
Debt Issuances:
•In July 2025, we assumed fixed-rate Senior Notes of Juniper Networks with par value of $1.7 billion as a part of the Merger. For further information see Note 8, “Acquisitions and Dispositions” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
•In July 2025, to support the funding of the Merger, we drew $3.0 billion under the three-year delayed-draw term loan credit facility and $1.0 billion under the 364-day delayed-draw term loan credit facility. The 364-day loan is scheduled for full repayment on July 1, 2026. The three-year loan is subject to quarterly amortization at 1.25%, with the remaining balance due at maturity on June 30, 2028.
•In July 2025, we issued $900 million of asset-backed debt securities in six tranches at a weighted-average interest rate of 4.673% and a final maturity date of March 2033.
Debt Repayments:
•During the nine months ended July 31, 2025, we repaid $1.1 billion of the outstanding asset-backed debt securities.
Cash Requirements and Commitments
Unconditional purchase obligations
In connection with the Merger, our unconditional purchase obligations increased by $1.2 billion. As of July 31, 2025, unconditional purchase obligations totaled $3.0 billion, of which $463 million is due within fiscal 2025. Our unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty.
Retirement Benefit Plan Funding
For the remainder of fiscal 2025, we anticipate making contributions of approximately $52 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Restructuring Plans
As of July 31, 2025, we expect to make future cash payments of approximately $124 million in connection with our approved restructuring plans, which includes $21 million expected to be paid through the remainder of fiscal 2025 and $103 million expected to be paid thereafter. For more information on our restructuring activities, see Note 3, “Transformation Programs” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Cost Reduction Program
The Program is expected to be implemented through fiscal year 2026. The estimates of the duration of the Program, the charges and expenditures that we expect to incur in connection therewith, and the timing thereof are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. As of July 31, 2025, we expect to make future cash payments of approximately $327 million in connection with the Program, which includes $79 million expected to be paid through the remainder of fiscal 2025 and $248 million expected to be paid thereafter.
Uncertain Tax Positions
As of July 31, 2025, we had approximately $237 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $2 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
GAAP to non-GAAP Reconciliations
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the three months ended July 31,				For the nine months ended July 31,
	2025		2024		2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP net revenue	$9,136	100%	$7,710	100%	$24,617	100%	$21,669	100%
GAAP cost of sales	6,464	70.8%	5,271	68.4%	17,481	71.0%	14,397	66.4%
GAAP gross profit	2,672	29.2%	2,439	31.6%	$7,136	29.0%	7,272	33.6%
Non-GAAP adjustments
Stock-based compensation expense	10	0.1%	9	0.1%	40	0.2%	39	0.2%
Acquisition, disposition and other charges(1)	50	0.5%	2	—%	47	0.2%	(30)	(0.1)%
Cost reduction program	—	—%	—	—%	46	0.2%	—	—%
H3C divestiture related severance costs	—	—%	—	—%	17	0.1%	—	—%
Non-GAAP gross profit	$2,732	29.9%	$2,450	31.8%	$7,286	29.6%	$7,281	33.6%

(1)     Includes disaster recovery and divestiture related exit costs. For the three and nine months ended July 31, 2025, Acquisition, disposition and other charges include non-cash amortization of fair value adjustment for inventory in connection with the Merger, which was recorded in cost of sales.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP earnings (loss) from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the three months ended July 31,				For the nine months ended July 31,
	2025		2024		2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
GAAP earnings (loss) from operations	$247	2.7%	$547	7.1%	$(429)	(1.7)%	$1,497	6.9%
Non-GAAP Adjustments:
Amortization of intangible assets	126	1.4%	60	0.8%	201	0.8%	198	0.9%
Impairment of goodwill	—	—%	—	—%	1,361	5.5%	—	—%
Transformation costs	—	—%	14	0.2%	2	—%	67	0.3%
Stock-based compensation expense	177	1.9%	80	1.0%	447	1.8%	341	1.6%
H3C divestiture related severance costs	—	—%	—	—%	97	0.4%	—	—%
Cost reduction program	2	—%	—	—%	148	0.6%	—	—%
Acquisition, disposition and other charges(1)	225	2.5%	70	0.9%	343	1.4%	127	0.6%
Non-GAAP earnings from operations	$777	8.5%	$771	10.0%	$2,170	8.8%	$2,230	10.3%

(1)     Includes disaster recovery and divestiture related exit costs. For the three and nine months ended July 31, 2025, Acquisition, disposition and other charges include non-cash amortization of fair value adjustment for inventory in connection with the Merger, which was recorded in cost of sales.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP net earnings (loss) and diluted net EPS to non-GAAP net earnings and diluted net EPS.

	For the three months ended July 31,				Nine months ended July 31,
	2025		2024		2025		2024
	Dollars	Diluted Net EPS	Dollars	Diluted Net EPS	Dollars	Diluted Net EPS(1)	Dollars	Diluted Net EPS
	Dollars in millions except per share amounts
GAAP net earnings (loss)	$305	$0.21	$512	$0.38	$(118)	$(0.16)	$1,213	$0.92
Non-GAAP Adjustments:
Amortization of intangible assets	126	0.09	60	0.05	201	0.15	198	0.15
Impairment of goodwill	—	—	—	—	1,361	1.03	—	—
Transformation costs	—	—	14	0.01	2	—	67	0.05
Stock-based compensation expense	177	0.12	80	0.06	447	0.34	341	0.26
Gain on sale of a business	(1)	—	—	—	(245)	(0.19)	—	—
H3C divestiture related severance costs	—	—	—	—	97	0.07	—	—
Cost reduction program	2	—	—	—	148	0.11	—	—
Acquisition, disposition and other charges(2)	225	0.17	70	0.05	343	0.26	127	0.10
Adjustments for equity interests	—	—	(44)	(0.04)	—	—	(132)	(0.10)
Litigation judgment	(52)	(0.04)	—	—	(52)	(0.04)	—	—
Loss (gain) on equity investments, net	1	—	(14)	(0.01)	(8)	—	47	0.03
Other adjustments(3)	(24)	(0.02)	4	—	(82)	(0.06)	5	—
Adjustments for taxes	(128)	(0.09)	(21)	(0.01)	(234)	(0.19)	(6)	(0.01)
Non-GAAP net earnings attributable to HPE(4)	631	$0.44	661	$0.50	1,860	$1.32	1,860	$1.40
Preferred stock dividends	(29)		—		(87)		—
Non-GAAP net earnings attributable to common stockholders	$602		$661		$1,773		$1,860

(1) Non-GAAP diluted net EPS reflects any dilutive effect of outstanding convertible Preferred Stock and employee stock plans, but that effect is excluded when calculating GAAP diluted net EPS as that would be anti-dilutive. See Note 14 “Net Earnings (Loss) Per Share”, to the Condensed Consolidated Financial Statements in Item 1 of Part I for further information.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(2)    Includes disaster recovery and divestiture related exit costs. For the three and nine months ended July 31, 2025, Acquisition, disposition and other charges include non-cash amortization of fair value adjustment for inventory in connection with the Merger, which was recorded in cost of sales.
(3)    Other adjustments includes non-service net periodic benefit cost and tax indemnification and other adjustments.
(4)    For purposes of calculating Non-GAAP diluted net EPS, the Preferred Stock dividends are added back to the Non-GAAP net earnings attributable to common stockholders, and the diluted weighted-average share calculation assumes the Preferred Stock was converted at issuance or as of the beginning of the reporting period. See the table below for the shares used to calculate Non-GAAP diluted net EPS.
Shares used to calculate Non-GAAP diluted net EPS.

	For the three months ended July 31,		For the nine months ended July 31, 2025
	2025	2024	2025	2024
	In millions
Weighted-average shares used to compute basic net EPS	1,325	1,312	1,321	1,308
Dilutive effect of employee stock plans	16	20	14	17
Dilutive effect of 7.625% Series C mandatory convertible preferred stock	80	—	78	—
Weighted-average shares used to compute Non-GAAP diluted net EPS	1,421	1,332	1,413	1,325
Reconciliation of net cash provided by operating activities to free cash flow.

	For the three months ended July 31,		For the nine months ended July 31, 2025
	2025	2024	2025	2024
	In millions
Net cash provided by operating activities	$1,305	$1,154	$454	$2,311
Investment in property, plant and equipment and software assets	(576)	(543)	(1,651)	(1,759)
Proceeds from sale of property, plant and equipment	90	62	254	280
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(29)	(4)	9	(35)
Free cash flow	$790	$669	$(934)	$797
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
•We incur costs related to our acquisition, disposition and other charges. Charges include expenses associated with acquisitions, non-cash amortization of fair value adjustment for inventory in connection with the Merger, exit costs associated with disposal activities, and disaster (recovery) charges. We exclude these costs because we consider these charges to be discrete events and do not believe they are reflective of normal continuing business operations. For the three and nine months ended July 31, 2025, acquisition charges were driven by costs associated with the Merger and miscellaneous disposition related charges. For the three and nine months ended July 31, 2024, acquisition charges were driven by the Merger and prior acquisitions of Axis and Athonet.
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
Non-GAAP earnings from operations and non-GAAP operating profit margin consist of earnings (loss) from operations or earnings (loss) from operations as a percentage of net revenue excluding the items mentioned above and charges relating to the amortization of intangible assets, impairment of goodwill, and transformation costs. In addition to the items previously explained above, management excludes these items for the following reasons:

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
Non-GAAP net earnings attributable to HPE, non-GAAP net earnings attributable to common stockholders, and non-GAAP diluted net earnings per share attributable to common stockholders consist of net earnings (loss) or diluted net earnings (loss) per share excluding those same charges mentioned above, as well as other items such as gain on sale of a business, adjustments for equity interests, gain or loss on equity investments, other adjustments, and adjustments for taxes. Non-GAAP net earnings attributable to HPE and non-GAAP diluted net earnings per share attributable to common stockholders includes preferred stock dividends added back to non-GAAP net earnings attributable to HPE. The Adjustments for taxes line item includes certain income tax valuation allowances and separation taxes, the impact of tax reform, structural rate adjustment, excess tax benefit from stock-based compensation, and adjustments for additional taxes or tax benefits associated with each non-GAAP item. In addition to the items previously explained, management excludes these items for the following reasons:
•Gain on sale of a business represents the gain associated with certain disposal activities. On December 1, 2024, we completed the disposition of CTG which resulted in a gain of $245 million. We consider this divestiture to be a discrete event and believe eliminating this adjustment for the purposes of calculating non-GAAP measures facilitates the evaluation of our current operating performance.
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
•In the third quarter of fiscal 2025, Hewlett Packard Enterprise received $52 million from a settlement to resolve claims solely against Sushovan Hussain, in the ongoing Autonomy litigation. We exclude the litigation judgment for purposes of calculating non-GAAP measures to facilitate a more meaningful evaluation of our current operating performance and comparisons to our operating performance in other periods.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 15, “Litigation, Contingencies, and Commitments”.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal period ended October 31, 2024, and Part II, Item IA, “Risk Factors” in our Quarterly Reports on Form 10-Q for the fiscal periods ended January 31, 2025 and April 30, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, including certain risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased and Settled as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (May 2025)	—	$—	—	$711,642
Month 2 (June 2025)	—	—	—	711,642
Month 3 (July 2025)	—	—	—	$711,642
Total	—	$—	—
As of July 31, 2025, the Company had a remaining authorization of approximately $0.7 billion for future share repurchases.

Item 5. Other Information
Trading Plans
During the fiscal quarter ended July 31, 2025, the following trading plans were adopted or terminated by our directors or officers, as applicable:

Name & Title	Date of Adoption / Termination	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased/Sold Pursuant to Trading Arrangement	Duration of Plan(2)
Jeremy Cox	Terminated June 26, 2025	Rule 10b5-1 Trading Arrangement	Up to 100,392 shares to be sold	September 12, 2024-June 30, 2026
Senior Vice President, Controller and Chief Tax Officer
Jeremy Cox	Adopted June 27, 2025	Rule 10b5-1 Trading Arrangement	Up to 119,287 shares to be sold	December 9, 2025-June 1, 2026
Senior Vice President, Controller and Chief Tax Officer
Maeve Culloty	Adopted June 26, 2025	Rule 10b5-1 Trading Arrangement	Up to 49,442 shares to be sold	December 11, 2025- June 5, 2026
Executive Vice President, President and CEO, HPE Financial Services
Phil Mottram	Adopted June 26, 2025	Rule 10b5-1 Trading Arrangement	Up to 143,699 shares to be sold	December 9, 2025- June 5, 2026
Executive Vice President, GM, Intelligent Edge(3)
Fidelma Russo	Adopted June 25, 2025	Rule 10b5-1 Trading Arrangement	Up to 256,350 shares to be sold	December 11, 2025- June 12, 2026
Executive Vice President, General Manager, Hybrid Cloud and Chief Technology Officer

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
(3)    Phil Mottram, Executive Vice President, General Manager of Intelligent Edge ceased being a Section 16 reporting person on July 2, 2025 in connection with the Merger.
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
Based on HPE’s current internal review, during the period of approximately December 2021 to May 2022, Hewlett-Packard Limited (“HPL”), a UK subsidiary of HPE, issued sales orders for certain software, hardware, and related support service agreements to a UK distributor. In connection with these orders, HPE delivered certain products to that UK distributor in or around January 2022 and entered into four support service agreements between May 2022 and July 2022. The ultimate end customer in these arrangements was Persia International Bank PLC (“Persia International”), a UK entity that OFAC designated as a blocked entity pursuant to Executive Order 13224. Subsequent to these arrangements, HPE has had no direct or indirect dealings with Persia International. The gross revenue from these transactions was approximately £28,129.84 (approximately $34,055.50). HPE is unable to accurately calculate the net profit from such activities. HPE and its affiliates have placed each of these contracts in blocked status and do not intend to engage in any further transactions involving Persia International, whether pursuant to these contracts or otherwise.
For a summary of our revenue recognition policies, see “Revenue Recognition” described in Note 1, “Overview and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
Item 6. Exhibits.
The Exhibit Index beginning on page 76 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.12	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.13	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.14	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.15	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017

2.16	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.17	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.18	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.19	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.20	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.21	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
3.1	Registrant's Restated Certificate of Incorporation	8-K	001-37483	3.2	April 12, 2024
3.2	Registrant's Second Amended and Restated Bylaws effective September 27, 2023	8-K	001-37483	3.1	September 28, 2023
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
3.5	Corrected Certificate of Designations of 7.625% Series C Mandatory Convertible Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.8	December 19, 2024
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025 (including the form of 4.900% notes due 2025)	8-K	001-37483	4.6	October 13, 2015
4.3	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035 (including the form of 6.200% notes due 2035)	8-K	001-37483	4.7	October 13, 2015
4.4	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045 (including the form of 6.350% notes due 2045)	8-K	001-37483	4.8	October 13, 2015
4.5	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.750% notes due 2026 (including the form of 1.750% notes due 2026)	8-K	001-37483	4.3	July 17, 2020

4.6	Twenty-First Supplemental Indenture, dated as of June 14, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.250% notes due 2028 (including the form of 5.250% notes due 2028)	8-K	001-37483	4.3	June 14, 2023
4.7	Twenty-Second Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.450% notes due 2026 (including the form of 4.450% notes due 2026)	8-K	001-37483	4.2	September 26, 2024
4.8	Twenty-Third Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.400% notes due 2027 (including the form of 4.400% notes due 2027)	8-K	001-37483	4.3	September 26, 2024
4.9	Twenty-Fourth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.550% notes due 2029 (including the form of 4.550% notes due 2029)	8-K	001-37483	4.4	September 26, 2024
4.10	Twenty-Fifth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.850% notes due 2031 (including the form of 4.850% notes due 2031)	8-K	001-37483	4.5	September 26, 2024
4.11	Twenty-Sixth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.000% notes due 2034 (including the form of 5.000% notes due 2034)	8-K	001-37483	4.6	September 26, 2024
4.12	Twenty-Seventh Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.600% notes due 2054 (including the form of 5.600% notes due 2054)	8-K	001-37483	4.7	September 26, 2024
4.13	Form of Subordinated Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.14	Form of 7.625% Series C Mandatory Convertible Preferred Stock (included in Exhibit 3.1 to the Registrant’s Form 8-K filed on September 13, 2024, which is incorporated by reference)	8-K	001-37483	4.12	September 13, 2024
4.15	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.18	December 19, 2024
4.16	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee‡
4.17	First Supplemental Indenture, dated as of March 3, 2011,between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee‡

4.18	Sixth Supplemental Indenture, dated as of August 26, 2019, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee‡
4.19	Seventh Supplemental Indenture, dated as of December 10, 2020, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee‡
4.20	Form of Note for Juniper Networks, Inc.’s 5.950% Senior Notes due 2041 (contained in exhibit 4.17 hereto)‡
4.21	Form of Note for Juniper Networks, Inc.’s 3.750% Senior Notes due 2029 (contained in exhibit 4.18 hereto)‡
4.22	Form of Note for Juniper Networks, Inc.’s 1.200% Senior Notes due 2025 (contained in exhibit 4.19 hereto)‡
4.23	Form of Note for Juniper Networks, Inc.’s 2.000% Senior Notes due 2030 (contained in exhibit 4.19 hereto)‡
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022
10.4	Amendment No. 2 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 6, 2023
10.5	Amendment No. 3 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 12, 2024
10.6	Amendment No 4 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 4, 2025
10.7	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.8	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.9	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.10	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.11	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.12	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.13	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)*	10-Q	001-37483	10.29	September 4, 2018
10.14	Amendment No. 1 to the Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (effective as of April 2, 2025)*	8-K	001-37483	10.2	April 4, 2025
10.15	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.16	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.17	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019

10.18	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.19	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.20	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.21	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.22	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.23	2021 Stock Incentive Plan – Form of Performance-Adjusted Restricted Stock Units Grant Agreement*	10-K	001-37483	10.31	December 10, 2021
10.24	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2022)*	10-K	001-37483	10.31	December 8, 2022
10.25	2021 Stock Incentive Plan - Form of Non-Employee Director Restricted Stock Units Grant Agreement (for grants beginning April 2023)*	10-Q	001-37483	10.32	June 2, 2023
10.26	OpsRamp, Inc. 2014 Equity Incentive Plan*	10-Q	001-37483	10.33	June 2, 2023
10.27	Put Share Purchase Agreement, dated May 26, 2023, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.34	June 2, 2023
10.28	2021 Stock Incentive Plan - Form of Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.34	December 22, 2023
10.29	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.35	December 22, 2023
10.30	Amended and Restated Put Share Purchase Agreement, dated May 24, 2024, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.37	September 5, 2024
10.31	Agreement on Subsequent Arrangements, dated May 24, 2024, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.38	September 5, 2024
10.32	Five-Year Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Borrowing Subsidiaries from time to time party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.1	September 12, 2024
10.33	364-Day Term Loan Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.2	September 12, 2024

10.34	Three-Year Term Loan Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.3	September 12, 2024
10.35	HPE Offer Letter to Rami Rahim, dated as of January 9, 2024 (certain schedules and exhibits omitted pursuant to Regulation S-K Item 601(a)(5))*‡
10.36	Juniper Networks, Inc. 2015 Equity Incentive Plan, as amended and restated*	S-8	333-288473	4.3	July 2, 2025
10.37	128 Technology, Inc. Amended and Restated 2014 Equity Incentive Plan*	S-8	333-288473	4.4	July 2, 2025
10.38	Apstra, Inc. Amended and Restated 2014 Equity Incentive Plan*	S-8	333-288473	4.5	July 2, 2025
10.39	Mist Systems, Inc. 2014 Equity Incentive Plan*	S-8	333-288473	4.6	July 2, 2025
10.40	Juniper Networks, Inc. Deferred Compensation Plan*	S-8	333-288473	4.7	July 2, 2025
10.41	Form of Stock Option Agreement effective as of May 19, 2015*‡
10.42	Amended and Restated Juniper Networks, Inc. Form of Restricted Stock Unit Agreement effective as of December 1, 2021*‡
10.43	Cooperation Agreement, between Hewlett Packard Enterprise Company, Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., dated July 16, 2025	8-K	001-37483	10.1	July 16, 2025
19	Insider Trading Policy	10-K	001-37483	19	December 19, 2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
97	Hewlett Packard Enterprise Company Dodd-Frank Clawback Policy	10-K	001-37483	97	December 22, 2023
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: September 4, 2025