Form 10-K
period 2025-10-31
Hewlett Packard Enterprise Co
filed 2025-12-18
CIK 1645590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $21,184 million based on the last sale price of common stock on April 30, 2025.
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of December 10, 2025 was 1,334,533,171 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2025 are incorporated by reference into Part III of this Report.
III

Table of Content

Hewlett Packard Enterprise Company
Form 10-K
For the Fiscal Year ended October 31, 2025

Table of Content

Forward-Looking Statements
This Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries (“Hewlett Packard Enterprise”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words “believe,” “expect,” “anticipate,” ”guide,” “optimistic,” “intend,” “aim,” “will,” “estimates,” “may,” “likely,” “could,” “should” and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any statements related to any anticipated financial or operational benefits associated with the segment realignment that became effective as of the beginning of the first quarter of fiscal 2026; any statements regarding the ongoing integration of Juniper Networks, Inc., and any projections, estimates, or expectations of savings or synergy realizations in connection therewith; any projections, estimations or expectations of addressable markets and their sizes, revenue (including annualized revenue run-rate), margins, expenses (including stock-based compensation expenses), investments, effective tax rates, interest rates, the impact of tax law changes and related guidance and regulations, the impact of changes in trade policies and restrictions and the uncertainty created thereby, commodity costs, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections or estimations of orders; any projections of the amount, timing, or impact of cost saving actions and anticipated benefits to be realized, if any; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution and consummation of corporate transactions or contemplated acquisitions and dispositions (including disposition of shares of H3C Technologies Com., Limited (“H3C”) and the receipt of proceeds therefrom), research and development expenditures, and any resulting benefits, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to products or services; any statements concerning technological and market trends, the pace of technological innovation, and adoption of new technologies, including artificial intelligence-related and other products and services offered by Hewlett Packard Enterprise; any statements regarding current or future macroeconomic trends or events and the impacts of those trends and events on Hewlett Packard Enterprise and our financial performance, including but not limited to supply chain dynamics, uncertain global trade policies and/or restrictions, and demand for our products and services, and our actions to mitigate such impacts to our business; the scope and duration of geopolitical tensions, including but not limited to the ongoing conflict between Russia and Ukraine, continuous instability in the Middle East, and the relationship between China and the U.S., and our actions in response thereto, and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any statements regarding future regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues, among others; any statements regarding pending litigation, investigations, claims, or disputes, including but not limited to the legal proceedings relating to the acquisition of Juniper Networks; any statements of expectation or belief, including those relating to future guidance and the financial performance of Hewlett Packard Enterprise; and any statements of assumptions underlying any of the foregoing.
Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise's businesses; the competitive pressures faced by Hewlett Packard Enterprise's businesses; risks associated with executing Hewlett Packard Enterprise's strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to those referenced above; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including from geopolitical events and macroeconomic uncertainties); the development of and transition to new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution of Hewlett Packard Enterprise’s ongoing transformation and mix shift of its portfolio of offerings; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from macroeconomic or geopolitical events, including inflation and rising commodity costs; the prospect of a shutdown of the U.S. federal government; the hiring and retention of key employees; the execution, integration, consummation, and other risks associated with business combination, disposition, and investment transactions, including but not limited to the risks associated with the disposition of H3C shares and the receipt of proceeds therefrom and successful integration of Juniper Networks, Inc., including our ability to integrate and implement our plans and forecasts and realize our anticipated financial and operational benefits with respect to the consolidated business; the execution, timing, and results of any cost reduction actions, including estimates and assumptions

Table of Content

related to the costs and anticipated benefits of implementing such actions; the impact of changes to privacy, cybersecurity, environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining certain financial metrics; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending litigation, investigations, claims, and disputes; the impacts of tax law changes and related guidance or regulations; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this report and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content

PART I
ITEM 1. Business
Hewlett Packard Enterprise is a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze and act upon data seamlessly from edge to cloud. We enable our customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. Our customers range from small-and-medium-sized businesses to large global enterprises and governmental entities. Our legacy dates back to a partnership founded in 1939 by William R. Hewlett and David Packard, and we strive every day to uphold and enhance that legacy through our dedication to providing innovative technological solutions to our customers.
We use the terms “Hewlett Packard Enterprise,” “HPE,” “the Company,” “we,” “us,” and “our” to refer to Hewlett Packard Enterprise Company.
Our Strategy
Over the last several years, HPE has observed megatrends around networking, cloud, data, and artificial intelligence (“AI”) emerging to shape customer expectations for enterprise technology. The megatrends are ushering in long-lasting changes to how enterprises are consuming technology and setting up their IT infrastructures, including accelerating implementation of AI and hybrid multi-cloud adoption. Data at the edge is increasing exponentially, and in this data disaggregated environment, enterprises need a holistic and integrated cloud experience to manage their distributed data and workloads. AI has emerged as a powerful tool to more intelligently and quickly deliver meaningful business insights and opportunities. As such, customers across industry verticals are interested in incorporating AI into their operations and unifying all of their applications and data with a consistent cloud experience, both of which require a secure, reliable, and intelligent network infrastructure.
We have deployed a strategy that seeks to capitalize on these emergent megatrends and deliver a data-first modernization approach for customers. Our innovative solutions are deployed across networking, cloud, and AI use cases, and have shifted our mix of products and services and the way we deliver that mix to customers. We have also evolved our business to a platform-based model, fueled by a portfolio that is richer in software and services.
Networking has become truly mission critical, not just for connecting infrastructure, data and users, but also for powering the next wave of AI-driven innovation across a variety of every industries. The AI market requires a modern and high-performing networking fabric as a core foundation to deliver a more efficient data-center cloud, which we offer through our AI-native portfolio of networking solutions. We intend to drive innovation through “AI for Networks”— which we define as using AI to make networks smarter — and “Networks for AI”— which builds the foundational infrastructure for next-generation AI applications. Our acquisition of Juniper Networks, Inc. ("Juniper Networks") advances this strategy giving HPE a full networking technology stack and enabling us to deliver secure, AI-driven networking solutions.
In cloud, we have redefined this portion of the market by delivering an experience that is hybrid by design with our HPE GreenLake cloud. As a centerpiece of our strategy, it accelerates multi-generation IT transformation through a unified cloud-native and AI-driven experience that empowers customers to access, analyze, and extract value from their data across public clouds, data centers, colocation facilities, and at the edge. The HPE GreenLake cloud is designed to deliver a seamless hybrid experience with true pay-per-use consumption and automated scalability. We continue to evaluate and expand upon HPE GreenLake’s capabilities with new software offerings and virtualization solutions to accelerate higher-margin growth. In addition, HPE is driving a transition to proprietary HPE-developed storage solutions that enhance profitability and reduce reliance on third-party products.
We recognize that the AI market will be driven by computational capability, data-intensive workloads, and the need for specialized architecture. In AI infrastructure, HPE is focused on sovereign and enterprise customers, leveraging our supercomputing heritage and turnkey AI factory solutions, including HPE Private Cloud AI and scalable AI servers. With decades of large-scale infrastructure expertise defining our offerings, including technologies like fanless direct liquid cooling that power our largest AI systems, HPE’s server business supports both traditional servers and those that enable AI workloads.
We complement this expertise with our market-leading supercomputing portfolio of HPE Cray EX solutions and systems. HPE ProLiant servers and rack scale solutions deliver sustainable accelerated computing for training and inferencing deployed at scale across the market. We believe that we are differentiated from our competition by a unique and compelling value proposition in the growing AI market through our intellectual property portfolio, trusted expertise, and long-term sustained market leadership in supercomputing. An additional point of differentiation for HPE is our global manufacturing services footprint, which allows us to compete around the world.

Table of Content

Finally, our financial services business complements our solution offerings by helping customers unlock financial capacity. This business offers customers the ability to accelerate adoption of AI through financing options from us as well as through IT life cycle services.
Our Business Segments, Products and Services
Our operations are organized into five reportable business segments: Server, Hybrid Cloud, Networking, Financial Services, and Corporate Investments and Other. The classes of similar product categories within each segment which accounted for more than 10% of our consolidated net revenue in each of the past three years were as follows:
•Fiscal 2025 - Server products, Networking products
•Fiscal 2024 - Server products, Server services, Networking products, Hybrid Cloud products
•Fiscal 2023 - Server products, Networking products, Server services, Hybrid Cloud products
The Company had one distributor which represented approximately 10% of the Company's total net revenue in fiscal 2025, primarily within the Server and Networking segments.
A summary of our net revenue, earnings from operations and assets for our segments can be found in Note 2, “Segment Information,” to our Consolidated Financial Statements in Item 8 of Part II. A discussion of certain factors potentially affecting our operations is set forth in Item 1A of Part I, “Risk Factors.”
Server
The Server segment consists of general-purpose servers for multi-workload computing, workload-optimized servers to deliver the best performance and value for demanding applications, and integrated systems comprised of software and hardware designed to address High-Performance Computing and Supercomputing (including exascale applications), AI, Data Analytics, and Transaction Processing workloads for government and commercial customers globally. This portfolio of products includes the secure and versatile HPE ProLiant Rack and Tower servers; HPE Synergy, a composable infrastructure for traditional and cloud-native applications; HPE Scale Up Servers product lines for critical applications, including large enterprise software applications and data analytics platforms; HPE Edgeline servers; HPE Cray EX; HPE Cray XD (formerly known as HPE Apollo); and HPE NonStop. The Server segments’ offerings also include operational and support services sold with systems and as standalone services.
Hybrid Cloud
The Hybrid Cloud segment offers a wide variety of cloud-native and hybrid solutions across storage, private cloud, and the infrastructure software-as-a-service (“SaaS”) space. Storage includes data storage and data management offerings with the HPE Alletra Storage portfolio; unstructured data solutions and analytics for AI; data protection and archiving; and storage networking. It also includes AI-native, networking operations (“AIOps”)-driven intelligence with HPE InfoSight and HPE CloudPhysics. In private cloud, the HPE GreenLake offerings include new cloud-native offerings and capabilities for virtual machines, containers, and bare metal; a full suite of private cloud offerings that enable customers to self-manage or choose a fully managed experience: and a portfolio of world-class Private Cloud AI infrastructure delivered as-a-service (“aaS”). This segment also provides self-service private cloud on-demand with HPE GreenLake for Private Cloud Business Edition, which includes an integrated VM Essentials virtualization software. Infrastructure software includes monitoring and observability for day two operations and beyond through our acquisition of OpsRamp and unified data access through HPE Ezmeral Data Fabric and analytics suite, which helps move and transform data for use in AI and other applications. The Hybrid Cloud segment also includes data lifecycle management and protection through our suite of offerings, including Zerto Disaster Recovery.
Networking
The Networking segment develops and sells high-performance networking and security products and services that empower customers of all sizes to build scalable, reliable, secure, agile, and efficient automated networks. Our platforms are purpose-built using AI to deliver secure and sustainable user experiences from the edge to the data center and cloud. Our solutions include hardware products, such as Wi-Fi and private cellular access points; QFX, EX, and CX switches; MX and PTX routers; and gateways. Additionally, HPE provides software products, such as Mist and Aruba Central for cloud-based and on-premise management, network access control, software-defined wide area networking, network security, analytics and assurance, and private cellular core software. We also offer a variety of services, including professional, maintenance, and support services; management software; and education and training programs, as well as aaS and flexible consumption models through the HPE GreenLake platform.

Table of Content

 Financial Services
The Financial Services (“FS”) segment provides flexible investment solutions, such as leasing, financing, IT consumption, utility programs, and asset management services for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software, and services from Hewlett Packard Enterprise and others. The FS segment also supports financial solutions for on-premise flexible consumption models, such as the HPE GreenLake cloud.
Corporate Investments and Other
The Corporate Investments and Other segment includes the Advisory and Professional Services business, which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities, and Hewlett Packard Labs, which is responsible for research and development (“R&D”).
Segment Realignments
Effective at the beginning of the first quarter of fiscal 2026, HPE implemented an organizational change by (i) merging the Server, Hybrid Cloud, and Financial Services business segments into a new segment named Cloud & AI and (ii) transferring the Telco and Instant On businesses from the Networking segment to the Corporate Investments and Other segment. As a result, the Company’s organizational structure beginning in fiscal 2026 consists of the following segments: (i) Networking; (ii) Cloud & AI; and (iii) Corporate Investments and Other, and the Company will begin reporting under this re-aligned segment structure beginning with the results of the first quarter of fiscal 2026.
Our Strengths
We believe that we possess a number of competitive advantages that distinguish us from our competitors, including:
•Strategic, comprehensive portfolio. HPE concentrates its portfolio around the megatrends of networking, cloud, and AI, as we believe that these three strategic IT markets each serve as an essential building block for modern IT infrastructures and strategies. HPE’s portfolio of solutions is designed to help customers accelerate digital transformation and unlock AI-driven business outcomes. Our ability to combine our software-defined infrastructure, proprietary storage innovations like Alletra MP, and turnkey AI solutions, such as HPE Private Cloud AI, with high-value consulting and support services, is one of our principal differentiators.
•AI-native networking leadership. With the acquisition of Juniper Networks, HPE now has a full-stack portfolio spanning campus and branch, data center switches, wide-area routing, and secure access services edge (“SASE”) solutions. HPE’s networking offerings are designed both with AI (leveraging AIOps) and for AI (delivering high-performance networks that maximize GPU utilization and minimize AI job completion times). With this positioning, we aim to capture business in AI data center networking and hybrid cloud environments. We expect the integration of Juniper Networks will also bring expanded R&D scale and go-to-market reach, enabling faster innovation across networking, silicon, systems, and software.
•Unified, open platform. As enterprises become increasingly distributed and data-intensive, our unified platform enables customers to more securely access, control, and extract value from their workloads across networking, data center, colocation, and cloud environments. This shift demands a unified cloud platform that can put the agility and intelligence close to customers’ data sources to create real-time insights everywhere. We believe the cloud experience should be open and seamless across all our customers' clouds, rather than requiring customers to be locked into a cloud stack.
•Differentiated consumption-based IT solutions. Enterprises of various sizes are looking to digitally transform in order to develop next-generation cloud-native applications, create actionable insights from their data, and drive business growth, but they face many challenges including lack of in-house IT skills, limited budgets and options for financing, and lack of flexibility to choose the technology foundation that best meets their needs. Consumption-based IT offers solutions to these challenges by providing greater agility, which empowers people to shift from managing infrastructure to driving innovation by leveraging insights from their data, while also eliminating capital and operating expenses tied to infrastructure over-provisioning.
•Global distribution and partner ecosystem. We have extensive experience in delivering innovative technological solutions to our customers in complex multi-country, multi-vendor, and/or multi-language environments. We have expansive go-to-market capabilities, including a large ecosystem of channel partners, which enables us to market and deliver our product offerings to customers located virtually anywhere in the world. Our HPE GreenLake cloud provides open cloud application programming interfaces to our partners, enabling them to better offer their unique solutions to customers.

Table of Content

•Custom financial solutions. Through our FS business, we help customers create investment capacity to accelerate their transformations by helping them free up capital, capture value from older assets, achieve sustainability goals, invest in new technologies aaS, and weather financial volatility. This business is also an enabler of our consumption-based IT models, in that it helps spread our upfront solution costs over the duration of the customer contract. Through our Technology Renewal Centers, we are helping customers achieve their own sustainability goals by refurbishing technology assets for reuse.
•Multi-year innovation roadmap. We have been in the technology and innovation business for more than 80 years, during which time we have continued to evolve and innovate to meet customers’ changing IT needs. Our vast intellectual property portfolio and global research and development capabilities are part of a broader innovation roadmap designed to help organizations take advantage of the expanding amount of data available and leverage the latest technology developments, such as cloud, artificial intelligence, supercomputing, and cybersecurity to drive business transformations now and in the future.
•Strong balance sheet: We have also historically had a strong balance sheet and liquidity profile that is underpinned by a disciplined capital allocation framework and robust governance. While we are currently carrying larger-than-normal debt balance due to the acquisition of Juniper Networks, we are prioritizing de-leveraging and remain committed to retaining our investment-grade credit rating.
•Experienced leadership team. Our management team has an extensive track record of performance and execution in the IT industry. We are led by our President and Chief Executive Officer, Antonio Neri, who has proven experience in developing transformative business models, building global brands, and driving sustained growth and expansion in the technology industry. Mr. Neri's experience includes nearly 30 years combined at HPE and Hewlett-Packard Company (“HP Co.”) in various leadership positions. Our senior management team has many years of experience in our industry and possesses extensive knowledge of and experience in the enterprise IT business and the markets in which we compete.
Sales, Marketing, and Distribution
We manage our business and report our financial results based on the segments described above. Our customers are organized by commercial and large enterprise groups, including business and public sector enterprises, and purchases of our products, solutions and services may be fulfilled directly through us or indirectly through a variety of partners, including:
•resellers that sell our products and services, frequently with their own value-added products or services, to targeted customer groups;
•distribution partners that supply our solutions to resellers;
•for select countries, master area partners who manage our local market presence and operate all aspects of in-country business, including all local customer and partner relationships, on our behalf;
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
The mix of our business conducted by direct sales or through our sales channel differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing, and distribution efforts accordingly. We are focused on driving the depth and breadth of our coverage, in addition to identifying efficiencies and productivity gains, in both our direct and indirect businesses. This has resulted in a combined go-to-market model, in which we have a direct sales presence in a number of countries, while we sell and deliver our products, solutions, and services through a channel-only model in the remaining countries. In those countries where we have a direct sales presence, we typically assign an account manager to manage relationships across our business with large enterprise customers as well as with large public sector accounts. The account manager is supported by a team of specialists with product and services expertise that drives share of wallet expansion across our portfolio, pursue new customer acquisitions and strengthen our position against pure play providers. For other customers, our businesses collaborate to manage relationships with commercial resellers targeting smaller accounts, both in the commercial and public sector space.

Table of Content

Manufacturing and Materials
We utilize a significant number of original and outsourced design manufacturers and outsourced contract manufacturers around the world to design or assist in the design and manufacture of HPE-branded products or to manufacture HPE-branded products that HPE designs. The use of outsourced design and contract manufacturers is intended to generate cost efficiencies and reduce time to market for our products, as well as create manufacturing flexibility in our supply chain and processes. In some circumstances, third-party OEMs produce products that we purchase and resell under our brand. In addition to our use of outsourced design and contract manufacturers, we currently manufacture a limited number of finished products from components and subassemblies that we acquire from a wide range of vendors.
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
We purchase materials, supplies, and product subassemblies from a substantial number of vendors. For most of our products, we have existing alternate sources of supply or such alternate sources of supply are readily available. However, we do rely on single-source suppliers for certain customized parts (although some of these sources have operations in multiple locations in the event of a disruption) and a disruption or loss of a single-source supplier could delay production of some products. In some instances, our single-source suppliers (e.g., Intel and AMD as suppliers of certain x86 processors Broadcom and others for industry standard Application-Specific Standard Product, or NVIDIA for Graphics Processing Units) are also the single-source suppliers for the entire market; disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors.
Like other participants in the IT industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. From time to time, we experience significant price volatility or supply constraints for certain components that are not available from multiple sources due to certain events taking place where our suppliers are geographically concentrated. When necessary, we are often able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on our gross margin, but does not generally disrupt production. We also acquire component inventory in anticipation of supply constraints, or enter into longer-term pricing commitments with vendors to improve the priority, price, and availability of supply. See “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K under the heading “We depend on third-party suppliers, contract manufacturers (including original equipment and original design manufacturers), as well as single-source and limited source suppliers, and our financial results could suffer if we fail to manage these third party relationships effectively.”
We rely on proactive inventory buffering measures in order to position ourselves well for availability of those components. We intend to take additional inventory actions as appropriate in alignment to the market demand, and plan to continue leveraging strong partnerships and long-term agreements with our suppliers.
Backlog
Backlog represents the price of orders related to current or prior periods for which work has not been performed, or goods have not been shipped or delivered as of the end of the applicable reporting period. Orders reflected in backlog are subject to adjustment, including as a result of delivery schedule changes, or rebookings, cancellations, and fulfillment issues, which can result in delays in shipment that would, thereby elevate backlog. As such, we believe that our backlog at any given date may not be a reliable indicator of future results.
Our backlog is impacted by many factors, including but not limited, to the global trade landscape and our demand profile. We are facing challenges in global logistics due to uncertainty around tariffs and geopolitical tensions. Our overall demand pipeline is stable, although demand across our AI product portfolio, including for high performance graphics and accelerated processing units, continues to be somewhat uneven due to the lumpiness of deals that have caused, and may continue to cause, fluctuations quarter-to-quarter. AI systems demand in the midst of persisting data center space availability constraints continued to drive significant AI backlog. The supply and demand environment for GPUs continues to remain uneven as the market navigates transition to next generation GPUs. These dynamics have resulted in our inventory levels being elevated at times during fiscal 2025 as compared to prior periods, and we will continue to closely monitor inventory levels. For further discussion on the risks and uncertainties related to backlog, see the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.

Table of Content

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
A summary of our domestic and international results is set forth in Note 2, “Segment Information,” to our Consolidated Financial Statements in Item 8 of Part II. Approximately 61% of our overall net revenue in fiscal 2025 came from sales outside the United States.
For a discussion of certain risks attendant to our international operations, see “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K under the headings “Due to the international nature of our business, political or economic changes and the laws and regulatory regimes applying to international transactions or other factors could harm our future revenue, costs and expenses, financial condition, and results of operations” and “We are exposed to fluctuations in foreign currency exchange rates,” “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II, and Note 13, “Financial Instruments,” to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
Research and Development
Innovation is a key element of our culture and critical to our success. Our R&D efforts are focused on designing and developing products, services, and solutions that anticipate customers' changing needs and desires and emerging technological trends. Our efforts also are focused on identifying the areas where we believe we can make a unique contribution and where partnering with other leading technology companies will leverage our cost structure and maximize our customers' experiences.
Expenditures for R&D were $2.5 billion in fiscal 2025, $2.2 billion fiscal 2024, and $2.3 billion in fiscal 2023. We anticipate that we will continue to have significant R&D expenditures in the future to support the design and development of innovative, high-quality products, services, and solutions to maintain and enhance our competitive position.
Included in the R&D work currently taking place at the Company are the following initiatives:
In Server, we are developing high-quality next-generation compute solutions that encompass servers, server-attached options, and software, integrating the latest industry technology and aligning with our customers' evolving needs. Furthermore, we are advancing our SaaS capabilities by creating cloud-native, cloud-based server management solutions to enhance our existing portfolio. In the high-performance computing and AI sector, our investments are focused on pioneering leadership class computing solutions that deliver superior performance and efficiency. These solutions feature leading edge silicon architectures, high-speed interconnects, advanced storage and innovative direct liquid cooling. Our R&D efforts in the realm of AI are particularly robust, with new server solutions designed for AI inference engines and integrated into HPE Private Cloud AI for inferencing, retrieval augmented generation, and model fine-tuning. Large-scale model training and tuning, including natural language processing, large language models, and multi-modal training for models with trillions of parameters are supported by our leading AI solutions. These efforts are bolstered by the development of high-performance computing tools, cloud-native and scalable cluster management software, and transaction processing software, which have been instrumental in achieving our milestone of delivering the world's first exascale supercomputer.
In Hybrid Cloud, we are investing in a comprehensive portfolio of storage and private cloud technologies and capabilities that are focused on enabling customers to transform through the power of data and AI, modernize their IT infrastructure and simplify hybrid operations, delivering a cloud operational experience via the HPE GreenLake cloud. We continue to invest in the storage portfolio aligned with customers’ evolving data and AI needs. We have extended the deployment model from on-premise and cloud-adjacent to include software-defined cloud native deployments in Amazon Web Services. In private cloud, we are developing fully integrated hardware-software offers that simplify day-to-day management, operations, and data protection and enable an on-premise public-cloud like experience, while addressing security, privacy, governance, and regulatory compliance needs. This investment includes airgapped/disconnected offers and offers for heavy data traffic and latency requirements at the edge. In the AI space, we have invested in building turn-key integrated systems co-engineered with Nvidia that integrate HPE AI hardware and software technologies with Nvidia technologies to radically increase time to value of generative AI (“GenAI”) capabilities optimized for inferencing, retrieval augmented generation, and model fine-tuning. We have expanded our cloud observability and orchestration capabilities and virtualization options through the acquisitions of OpsRamp (observability) and Morpheus (orchestration), extending our ability to simplify IT complexity in multi-cloud and multi-vendor environments. Finally, we have been rapidly developing HPE VM Essentials, an enterprise-grade hypervisor for virtual machines, along with the ability to manage cloud-native applications using containerization, or specialized workload needs with bare metal as a service.

Table of Content

In Networking, we are investing in a broad portfolio of networking and security capabilities, addressing campus, branch, data center, wide area networking, and cloud use cases. We are leveraging AI to enhance network performance and reliability through predictive analytics, automated fault detection, and intelligent traffic management—supporting scalable, self-optimizing infrastructure aligned with customer demands. We are expanding our wireless access portfolio to include new Wi-Fi (e.g., Wi-Fi 7) and private cellular (4G, LTE, and 5G) products to complement our existing portfolio. We have expanded our security capabilities delivering stand-alone SSE; and integrating security with our software-defined wide area network (“SD-WAN”) capabilities to deliver a single-vendor SASE solution. As part of that, we are also expanding our extensive Firewall portfolio. We are also expanding our wide area networking product offering, and leveraging the same AI platform as our wireless and wired switching portfolio. In our Ethernet Switch portfolio, we are investing in new Data Center Networking platforms and features to expand our total addressable market to complement the campus and branch segment. Our high-throughput, low-latency networking solutions are foundational to AI workloads, enabling efficient data movement across distributed systems and accelerating model training and inference at scale. We also are investing in automation, machine learning, and AI-based network operations to optimize user experience and improve operator efficiency, which is expected to provide manageability across our entire portfolio, including Wireless LAN, Ethernet switching, SD-WAN, and security.
At Hewlett Packard Labs, we drive disruptive innovation and applied research in collaboration with HPE business groups and a broader innovation ecosystem. Our goal is to deliver differentiated and impactful intellectual property. Our research agenda focuses on developing technologies in the areas of AI, networking and fabrics, security, novel accelerators, quantum computing, future system architectures, and sustainability.
For a discussion of risks attendant to our R&D activities, see “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K under the heading “Our success depends on our ability to successfully execute our go-to-market strategy, including offering solutions as-a-Service, effectively planning and managing our resources, and continuing to develop and manage our offerings to integrate new features and solutions.”
Patents and Licenses
Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. As of October 31, 2025, our worldwide patent portfolio included approximately 21,000 issued and pending patents.
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
In addition to developing our patent portfolio, we license intellectual property from third parties as we deem appropriate. We have also granted and continue to grant others licenses and other rights under our patents when we consider these arrangements to be in our interest. These license arrangements include a number of cross-licenses with third parties. We also integrate licensed third-party technology into certain of our products. From time to time, we need to renegotiate such aforementioned licenses or license additional technology from third parties to develop new offerings, enhance existing offerings, or facilitate new business models. There can be no assurance that third-party licenses will be available, or will continue to be available to us, on commercially reasonable terms or at all. Our inability to maintain or re-license any third-party licenses required and/or used in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could harm our business, financial condition, and results of operations.
For a discussion of risks attendant to intellectual property rights, see “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K under the headings “Our financial performance may suffer if we cannot continue to develop, license, or enforce the intellectual property rights on which our businesses depend” and “Our products and services depend in part on intellectual property and technology licensed from third parties.”
Seasonality
From time to time, the markets in which we sell our products, services, and solutions experience weak economic conditions that may negatively affect sales. We also experience seasonal trends in the sale of our products and services. For example, European sales are often weaker in the summer months, and we tend to experience stronger customer demand in fourth quarters. Historical patterns or experiences of seasonality should not be considered a reliable indicator of our future net revenues or financial performance. See “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K under the

Table of Content

heading “Our uneven sales cycle and supply chain disruptions make planning and inventory management difficult and future financial results less predictable.”
Competition
We have a broad technology portfolio of enterprise IT infrastructure products, solutions, and services, including our aaS offerings, and these offerings encounter strong competition. We compete primarily on the basis of technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support, security, and the availability of our IT infrastructure offerings.
The markets in which we compete are characterized by strong competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Within these markets, most product life cycles are relatively short, and to remain competitive, we must develop new products and services, continuously enhance our existing products and services, and compete effectively on the basis of the factors listed above, among others. In addition, we compete with many of our current and potential partners, including OEMs that design, manufacture, and market their products under their own brand names. Our successful management of these competitive partner relationships is critical to our future success. Moreover, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive.
The competitive environments in which our segments operate are described below:
Server business operates in the highly competitive AI and enterprise data center infrastructure market and the market for data-intensive, high-performance supercomputing, analytics, and exascale compute solutions, which are characterized by rapid and ongoing technological innovation. Our primary competitors in data center infrastructure are technology vendors, such as Dell Technologies Inc., Super Micro Computer, Inc., Cisco Systems, Inc., and Lenovo Group Ltd. In certain regions, we also experience competition from local companies and from generically branded or “white-box” manufacturers. Our primary competitors in high-performance infrastructure include technology vendors that can design and build solutions that deliver performance scalability and the connectivity necessary to handle super-compute and exascale workloads, such as Dell Technologies Inc., Super Micro Computer, Inc., Lenovo Group Ltd., Fujitsu Network Communications, Inc., and Atos Information Technology Incorporated. In our software platform for AI model development and deployment, we both compete and cooperate with cloud service providers and start-up companies that deliver platforms for AI model training, tuning, and inferencing. Our strategy is to deliver superior products, high-value technology support services, and differentiated integrated solutions that combine our infrastructure, software, and services capabilities. Our competitive advantages include our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
Hybrid Cloud is our private cloud services solutions business consisting of HPE’s GreenLake and Storage solutions and associated private cloud software offerings. Hybrid cloud solutions enable HPE to take care of the infrastructure, so customers can focus on managing workloads and fostering innovation. Our primary competitors are other infrastructure and cloud management software technology vendors, such as Broadcom, Cisco Systems Inc., Dell Technologies Inc., IBM, NetApp Inc., Nutanix, and Pure Storage and public cloud vendors like Amazon Web Services, Google Cloud, and Microsoft Azure. Our strategy is to deliver a secure and scalable cloud-like experience across any application or mission-critical workload traditional or cloud-native.
Networking operates in the highly competitive networking and connectivity infrastructure market, which is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors are technology vendors, such as Cisco Systems, Inc., Arista Networks Inc, Nokia Corporation, Huawei Technologies Co. Ltd., Ciena Corporation, NVIDIA Corporation, Extreme Networks, Inc., Palo Alto Networks, Fortinet, Inc., Zscaler, Inc., Netskope, Inc., Ruckus Networks, and Ubiquiti and networking-as-a-service vendors such as Nile and Meter. As networks continue to be central to IT transformations to enable AI-driven use cases, customers require solutions that offer secure end-to-end connectivity and a network experience that meets their target business outcomes. Our strategy is to deliver solutions for high-performance, end-to-end networks that are easy to deploy and scale, resolve issues quickly and proactively assure network performance that meets business outcomes and are secure by design. We do this through our AIOps platform, superior products, and differentiated AI-enabled support for secure local-area networks (wireless, wired, software-defined, wide-area, next-generation firewalls, network access control, and SSE), wide-area networks that leverage our superior routing and security technology, and data-center networking for both automated datacenters and clusters of accelerated compute for the next-generation of AI workloads. Our competitive advantage includes our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.
Financial Services primarily competes with captive financing companies, such as IBM Global Financing, Dell Financial Services, and Cisco Capital, as well as banks and other financial institutions. Our primary IT Asset Disposition (“ITAD”)

Table of Content

competitors are ERI, Ingram Micro, Sage Sustainable Electronics, and Sims Recycling Solutions. We believe our competitive advantage over banks, other financial institutions, and ITAD providers is our ability to bring together our investment solutions with our expertise in managing technology assets. Not only are we able to deliver investment solutions that help customers create unique technology deployments based on specific business needs, but we also help them extract value from existing IT investments while more efficiently managing the retirement of those assets. All of these solutions can help customers accelerate digital transformation, create new budget streams, and meet Circular Economy objectives.
For a discussion of certain risks attendant to these competitive environments, see “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K under the heading “We operate in an intensely competitive industry, and competitive pressures could harm our business and financial performance.”
Human Capital Resources
At HPE we are united by our purpose, which is to advance the way people live and work. We believe technology’s greatest promise lies in its potential for positive change. This is the guidepost for each decision we make at HPE. We believe it not only helps guide our contribution to society, but also makes good business sense. Our company strives to be an engine of innovation, and our approximately 67,000 employees as of October 31, 2025, are proud of the ways our technology enables our customers to achieve meaningful outcomes like curing disease, modernizing farming, addressing world-hunger, and democratizing transportation through autonomous vehicles.
Our Culture - We recognize that talent and culture are integral to the success of HPE and our ability to fulfill our purpose. We have identified four key cultural beliefs that guide how we lead on a daily basis: accelerating what’s next, bold moves, the “power of yes we can,” and being a force for good. We embed these beliefs in a deep-rooted DNA that puts customers first, enabling us to partner, innovate, and act with integrity. HPE has remained committed to its focus on internalizing these values into a vibrant culture that delivers a superior team member experience and a highly engaged workforce, driving improvements across our communications, our reward programs, our talent/performance programs, and our work environment. Through such efforts, we aim to foster a collaborative, inclusive, and inspiring experience for all our team members and to make HPE a destination for talent while driving high-performance and growth opportunities for our team members, and innovation and excellence for our customers. In the midst of the above, we regularly seek feedback from our team members to better understand and improve their experiences and identify opportunities to continually strengthen our culture.
Unconditional Inclusion - At HPE, we are committed to cultivating inclusion and advancement by empowering all team members to contribute a breadth of perspectives, ideas, and experiences that fuel innovation and strengthen our business. Unconditional Inclusion is ingrained in our cultural blueprint and in the behaviors that we expect from all team members. Our leadership is directly engaged in making HPE an inclusive workplace for all. We hold various types of listening sessions so HPE leaders can hear real-time feedback from team members about their workplace experiences, identify areas of concern, and capture ideas on how to move forward together.  This input helps us refine and continuously improve our programs, policies, and practices. We continue to develop new and inclusive pipelines of talent in science, technology, engineering, and math (“STEM”) professions through our dedicated HPE STEM Discovery Program. This program equips and enables HPE team members to serve as STEM education and digital volunteers in their local communities, exposing learners to cutting-edge technology and raising awareness about careers in technology. We promote inclusive behaviors throughout each stage of the talent lifecycle — from identifying and recruiting candidates to fostering their growth — enabling us to attract, retain, and develop talent. We implement accountability frameworks that reinforce how every team member, spanning from executive to the most junior employee, is expected to foster an environment where everyone feels respected, included, and valued for their contributions. We developed an Inclusivity Index using data from our Voice of the Workforce survey to help us measure important indicators, including how respected and valued all team members feel for contributing a broad range of perspectives and ideas. Our Board, Chief Executive Officer (“CEO”), and Executive Committee model high standards for our efforts to drive an unconditionally inclusive environment and oversee efforts throughout the Company leadership to continuously develop their inclusive leadership acumen.
Talent - We are dedicated to attracting, developing, and retaining top talent through substantial investment. Our commitment extends to all career stages. We establish transparent goals, promote accountability, and continuously evaluate and nurture talent. About 94% of employees engaged in HPE’s “My Success Plan” program, which entails informal and formal 1:1 conversations with leaders, centered on performance, progress, and career aspirations. We have consistently achieved over 90% formal conversation completion rates. The dynamic nature of our industry allows team members to thrive in their current roles while acquiring new skills. Over the past year, our approximately 67,000 team members completed over 721,000 online and instructor-led courses across various categories, including leadership, inclusion, professional skills, technical training, and compliance. We are particularly focused on identifying and cultivating the next generation of exceptional leaders, emphasizing technical expertise. Our annual talent and succession review, conducted with our CEO and Executive Committee, aims to accelerate talent development, enhance succession pipelines, and improve inclusivity in our key positions.

Table of Content

Pay Equity - We believe people should be paid equitably for what they do and how they do it, regardless of their gender, race, or other personal characteristics. We maintain policies to promote equal pay, and we regularly review our global pay practices with an aim to pay team members in similar roles and locations commensurately with their experience and responsibilities. We partner with independent third-party experts to conduct pay assessments and identify unexplained gaps between our present state and our goal of equitable pay treatment for all team members. Where these reviews identify such gaps at a country-wide level, we adjust compensation to eliminate the gap. Our most recent pay equity review demonstrated that we have achieved pay parity for base compensation and bonus targets between male and female team members in the U.S., and a dozen additional countries throughout the world, when accounting for job title, time-in-role, experience, and location. We conduct a number of compensation analyses in other countries to provide competitive and equitable pay.
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
Total Rewards - HPE requires a uniquely talented workforce and is committed to providing total rewards that are market-competitive and performance-based, designed to drive innovation and operational excellence. Our compensation programs, practices, and policies reflect our commitment to reward short- and long-term performance that aligns with, and drives stockholder value. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent.
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
Environmental Sustainability
Living Progress is our business strategy for creating more sustainable and responsible IT solutions that meet the technology demands of the future, while advancing the way people live and work. Anchored to our edge-to-cloud offerings and bolstered by our sustainability credentials, our Living Progress strategy provides us with a competitive advantage in the market as we help our customers pursue their business objectives through more efficient and sustainable practices. A legacy of sustainability leadership supports talent acquisition and retention and enables ongoing access to global markets. The HPE Board of Directors, including through its committees, provides oversight of our Living Progress strategy, risks, practices, policies, and disclosures, to support integration with our core business strategy.
Sustainability performance is a core discipline within HPE, and HPE will continue to work towards our ambitions and progressing our targets. In 2025, the majority of our greenhouse gas emissions resulted from our customers' use of our products and solutions. The rising demand for compute-intensive technologies—particularly those that support artificial intelligence—is contributing to increased energy consumption across the technology sector, presenting decarbonization challenges for leading solutions providers such as HPE. Accordingly, we are committed to delivering products and solutions that may help our customers minimize the electricity consumption and carbon footprints of their IT estates while also enhancing productivity, and potentially reducing costs. For instance, the latest generation of HPE ProLiant Gen 12 Servers enables customers to consolidate and grow compute capabilities, while potentially lowering the use and cost of power and cooling.
To enable market access across the globe and aid customers in selecting more sustainable IT solutions, many of our products are certified by eco-labels, such as the Electronic Product Environment Assessment Tool, Energy STAR, China SEPA, and the China Energy Conservation Program.
Supply Chain Responsibility and Human Rights
We manage our supply chain to help reduce risk, improve product quality, achieve environmental and social goals, and improve overall performance and value creation for our customers, partners, and suppliers. We are conscious of the importance

Table of Content

of fostering the responsible use of our products. In an effort to prevent intended and unintended harm, we continue to consider who purchases our offerings and how they are used by, among other things, limiting features, including responsible use clauses, monitoring for risk of alternate end uses, and promoting deployment of AI with safeguards, such as user training and ongoing checks and refinement to mitigate bias and improve accuracy.
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
HPE aims to demonstrate respect for the human rights of all individuals in our value chain and where we live and work, with particular concern for identifying, understanding, and reducing the risk of negative impact to those most vulnerable to those impacts.
We are also committed to the responsible and ethical development and deployment of new technologies to advance how we live and work, and we continue to build on our existing responsible development work, particularly in relation to AI. We have an executive level AI Ethics Responsibility Committee and an operational AI Ethics Working Group, through which we aim to align the development, deployment, and use of AI with HPE's AI Ethics Principles, promoting privacy-enabled and secure, human focused, inclusive, robust, and responsible use of AI. In 2022, we refined our approach to assessing ethical AI and rolled out AI Ethics Principles training. In 2023, we further advanced this initiative by operationalizing our principles for: Products (AI we develop), Processes (AI we source to use), and Partnerships (AI we source to incorporate into our solutions). In 2024, we rolled out a broader AI Governance model and developed tools to drive efficiency in the AI ethics assessment process.
Material Government Regulations
Our business activities are subject to various federal, state, local, and foreign laws, and our products and services are governed by a number of rules and regulations. Costs and accruals incurred to comply with these governmental regulations are presently not material to our capital expenditures, results of operations, and competitive position. Although there is no assurance that existing or future government laws applicable to our operations, services or products will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate material expenditures for government regulations. Nonetheless, as discussed below, we believe that global trade and certain environmental regulations could potentially materially impact our business.
Environment
Our products and operations are, or may in the future be, subject to various federal, state, local, and foreign laws and regulations concerning the environment, including, among others, laws addressing the discharge of pollutants into the air and water; supply chain due diligence, and sustainability, environment and emissions-related reporting; the management, movement, and disposal of hazardous substances and wastes and the clean-up of contaminated sites; product compliance and safety, such as repairability, chemical composition, packaging and labeling; energy consumption of our products and services; and the manufacture and distribution of chemical substances. We proactively evaluate, and at times replace materials in our products and supply chain, taking into account, among other things, published lists of substances of concern, new and upcoming legal requirements, customer preferences and scientific analysis that indicates a potential impact to human health or the environment. We are also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including servers and networking equipment, subject to certain repairability requirements or financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products. We are also subject to standards set by public and private entities related to sustainability issues such as energy consumption, carbon emissions, reusing or recycling. Finally, as climate change and other environmental-related laws, regulations, treaties, and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. In the event our products are impacted by these laws or standards, our products could be restricted from entering certain jurisdictions or from being procured by certain governments or private companies, and we could face other sanctions, including fines. However, we believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that our technology can be used to address climate change and other environmental-related issues, and to facilitate compliance with related laws, regulations and treaties. We are committed to maintaining compliance with all environmental and environmental-related laws applicable to our operations, products and services, and to reducing our environmental impact across all aspects of our business. We support this commitment with a range of comprehensive policies, including relating to environmental, health and safety, climate, water, and electronic waste; a strict

Table of Content

environmental management of our operations and worldwide environmental programs and services; an extensive supply chain responsibility program; and an approach to ethical standards and strong governance that are the foundations of our business.
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
For a discussion of the risks associated with government regulations that may materially impact us, see “Regulatory and Government Risks” within “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.
Additional Information
This Annual Report on Form 10-K may include trademarks and trade names owned by other parties, and all other such trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.
Information about our Executive Officers
The following are our current executive officers:

Name	Age	Position
Antonio Neri	58	President and Chief Executive Officer
Marie Myers	57	Executive Vice President and Chief Financial Officer
John F. Schultz	61	Executive Vice President and Chief Operating and Legal Officer
Stacy Dillow	51	Executive Vice President and Chief People Officer
Maeve Culloty	47	Executive Vice President, President and Chief Executive Officer of HPE Financial Services
Fidelma Russo	62	Executive Vice President, General Manager of Hybrid Cloud, and Chief Technology Officer
Neil B. MacDonald	57	Executive Vice President and General Manager of Server
Rami Rahim	54	Executive Vice President, President and General Manager of Networking
Jeremy K. Cox	48	Senior Vice President, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer
Kirt P. Karros	56	Senior Vice President, Treasurer and Head of Corporate Development

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
Marie Myers; Executive Vice President and Chief Financial Officer
Ms. Myers has served as our Executive Vice President and Chief Financial Officer since January 2024, responsible for leading all aspects of our finance and strategy organizations. She partners closely with the CEO to develop and execute the

Table of Content

long-term strategy for the Company. Prior to that, she served as the Chief Financial Officer of HP Inc. from February 2021 to January 2024, as well as numerous other leadership positions at HP Inc.: Interim Chief Financial Officer from October 2020 to February 2021, Chief Transformation Officer from June 2020 to February 2021, and Chief Digital Officer from March 2020 to October 2020. Prior to that, she served as Chief Financial Officer of UiPath, Inc., a robotic process automation company, from December 2018 to December 2019.
John F. Schultz; Executive Vice President and Chief Operating and Legal Officer
Mr. Schultz has served as our Executive Vice President and Chief Operating and Legal Officer since July 2020, responsible for overseeing all aspects of our operations and shaping our operational strategies. Prior to that, he served as Executive Vice President, Chief Legal and Administrative Officer and Secretary from December 2017 to July 2020 and as Executive Vice President, General Counsel and Secretary from November 2015 to December 2017, performing a similar role at HP Co. from April 2012 to November 2015. Prior to that, Mr. Schultz served as Deputy General Counsel for Litigation, Investigations and Global Functions at HP Co. from September 2008 to April 2012 and as a partner in the litigation practice at Morgan, Lewis & Bockius LLP, a law firm, where, among other clients, he supported HP Co. as external counsel on a variety of litigation and regulatory matters.
Stacy Dillow; Executive Vice President and Chief People Officer
Ms. Dillow has served as our Executive Vice President and Chief People Officer since May 2025, leading the global HR function, driving business growth and transformation through employee engagement; performance-led talent management; comprehensive rewards; and culture development. Prior to that, she served as Executive Vice President and Chief Human Resources Officer at Fluor Corporation, an engineering and construction company, from September 2019 to April 2025. Prior to that, she served as the Head of Supply Chain Transformation for Southeast Asia and Australia at Unilever from 2017 to September 2019.
Maeve Culloty; Executive Vice President, President and Chief Executive Officer of HPE Financial Services
Ms. Culloty has served as Executive Vice President, President and Chief Executive Officer of HPE Financial Services since May 2025. In this role, she leads HPE Financial Services, the global financing and asset management organization that supports HPE’s broader technology and financial strategy and helps customers and partners accelerate their transformation. Prior to that, Ms. Culloty served as Vice President and Chief of Staff to President and CEO Antonio Neri, from November 2022 to February 2025. Prior to that, Ms. Culloty served, as Managing Director of HPE Ireland, with responsibility over HPE’s financial performance in that geography, from November 2019 to November 2022.
Fidelma Russo; Executive Vice President, General Manager of Hybrid Cloud and Chief Technology Officer
Ms. Russo has served as our Executive Vice President, General Manager of our Hybrid Cloud business, and Chief Technology Officer since November 2023, responsible for overseeing the day-to-day operations and shaping the Hybrid Cloud business’ strategy, as well as HPE’s technology and innovation strategy. Prior to that, Ms. Russo served as Executive Vice President, Chief Technology Officer from September 2021 to October 2023. Prior to joining Hewlett Packard Enterprise, Ms. Russo was Senior Vice President and General Manager of the Cloud Services business unit at VMware from May 2020 to September 2021 and the Chief Technology Officer and Executive Vice President of Global Technology & Operations at Iron Mountain, Inc. from March 2017 to May 2020.
Neil B. MacDonald; Executive Vice President and General Manager of Server
Mr. MacDonald has served as Executive Vice President and General Manager of our Server business since February 2024, responsible for overseeing the day-to-day operations and shaping the strategy of the Server business. Prior to that, he served as Executive Vice President and General Manager of our Compute business from March 2022 to January 2024, as Senior Vice President and General Manager of our Compute business from February 2020 to March 2022, and as Senior Vice President and General Manager of the Compute Solutions group of the then Hybrid IT business segment, from November 2018 to February 2020.
Rami Rahim; Executive Vice President, President and General Manager of Networking
Mr. Rahim has served as Executive Vice President, President and General Manager of our Networking business since he joined HPE in July 2025, following our acquisition of Juniper Networks, Inc. He served as the Chief Executive Officer of Juniper Networks and as a member of its board of directors from November 2014 to July 2025. Prior to that, Mr. Rahim served as Executive Vice President and General Manager of the Juniper Development and Innovation organization, Executive Vice President, Platform Systems Division and Senior Vice President and General Manager of Juniper Networks’ Edge and Aggregation Business Unit. Prior to these roles, Mr. Rahim spent time at Juniper Networks’ development organization, where he helped with the architecture, design and implementation of many core, edge, and carrier Ethernet products.

Table of Content

Jeremy K. Cox; Senior Vice President, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer
Mr. Cox has served as our Senior Vice President, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer since January 2024. Prior to that, he served as Senior Vice President, Interim Chief Financial Officer, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer from August 2023 to January 2024; as Senior Vice President, Corporate Controller, Chief Tax Officer, and Principal Accounting Officer from July 2022 to August 2023; as Senior Vice President, Global Tax and Head of Products and Services Finance from May 2021 to July 2022; and as Senior Vice President, Global Tax, Financial Planning and Analysis, and Global Functions Finance from November 2018 to May 2021, among numerous other leadership positions. Prior to joining HP Inc. in 2008, Mr. Cox was Senior Tax Counsel for Electronic Data Systems.
Kirt P. Karros; Senior Vice President, Treasurer and Head of Corporate Development
Mr. Karros has served as our Senior Vice President, Treasurer and Head of Corporate Development since July 2025, responsible for all treasury operations and leading corporate development initiatives. Prior to that, in addition to such roles, he also served as Head of Financial Planning & Analysis from February 2025 to July 2025, overseeing financial planning and strategy for HPE and our business units. Prior to that, he served as Senior Vice President, Treasurer and Financial Planning & Analysis from March 2024 to February 2025. From May 2022 to March 2024, Mr. Karros was Senior Vice President, Treasurer and Investor Relations, where in addition to overseeing our treasury function, he also led our investor relations strategies and activities. Previously, he served as our Senior Vice President, Finance and Treasurer from November 2015 to May 2022, and prior to that, he served in a similar role at HP Co., leading its treasury and investor relations functions.
Available Information
Our website is located at www.hpe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website at http://investors.hpe.com, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission. Hewlett Packard Enterprise's Corporate Governance Guidelines, Board of Directors' committee charters (including the charters of the Audit Committee, Finance and Investment Committee, HR and Compensation Committee, Technology Committee, and Nominating, Governance and Social Responsibility Committee) and code of ethics entitled “Standards of Business Conduct” are also available at that same location on our website.

Table of Content

ITEM 1A. Risk Factors.
You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating Hewlett Packard Enterprise. Any of the following risks could materially and adversely affect our results of operations or financial condition. Some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. The following risk factors should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation,” and the Consolidated Financial Statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report Form 10-K.
Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.

Risks Related to Our Business Strategy and Industry
•Our success depends on our ability to successfully execute our go-to-market strategy, including offering solutions as-a-Service, effectively planning and managing our resources, and continuing to develop and manage our offerings to integrate new features and solutions.
•We depend on third-party suppliers, contract manufacturers (including original equipment and original design manufacturers), as well as single-source and limited source suppliers, and our financial results could suffer if we fail to manage these third party relationships effectively.
•System security risks, data protection incidents, cyberattacks and systems integration issues could disrupt our internal operations or IT services provided to customers, and any such disruption could reduce our revenue, increase our expenses, damage our reputation, and adversely affect our stock price.
•We operate in an intensely competitive industry, and competitive pressures could harm our business and financial performance
•Any failure by us to identify, manage, and complete acquisitions and subsequent integrations (including the integration of Juniper Networks following the Merger), divestitures, and other significant transactions successfully could harm our financial results, business, prospects, and stock price.
•Uncertainty and fluctuations in geopolitical and macroeconomic conditions may adversely impact our business, financial condition, and operating results.
•If we experience or fail to properly manage disruption in the distribution of our products and services properly, our business and financial performance could suffer.
•Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
•Long sales and implementation cycles for our offerings and dynamics related to large orders may cause our revenues and operating results to vary significantly from quarter-to-quarter.
•Our uneven sales cycle and supply chain disruptions make planning and inventory management difficult and future financial results less predictable.
•Our ability to achieve our strategy could be harmed if we are unable to attract, retain, train, motivate, develop, and transition key personnel.
•Risks arising from climate change and the transition to a lower-carbon economy may impact our business.

Risks Related to Our Technology and Business Operations
•Issues in the development and use of artificial intelligence may result in reputational harm, liability, or impact to our results of operations.
•Our financial performance may suffer if we cannot continue to develop, license, or enforce the intellectual property rights on which our businesses depend.

Table of Content

•Due to the international nature of our business, political or economic changes and the laws and regulatory regimes applying to international transactions or other factors could harm our future revenue, costs and expenses, financial condition, and results of operations.
•We may not achieve some or all of the expected benefits of our cost reduction actions, some or all of which may be disruptive to our business.
•Our products and services depend in part on intellectual property and technology licensed from third parties.
•We rely on the performance of our business systems and processes, as well as those of third-parties with whom we do business.
•If we cannot continue to produce quality products and services, our reputation, business, and financial performance may suffer.
•Our sustainable and responsible business expectations and actions towards achieving our Living Progress objectives may expose us to operational, legal, or reputational risks and could adversely affect our business, results of operations, financial condition, or stock price.

Financial Risks
•Our revenue, profitability, and margins have historically varied, and we expect them to continue to vary over time.
•We are exposed to fluctuations in foreign currency exchange rates.
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

Legal, Regulatory, and Compliance Risks
•Unfavorable results of legal proceedings, investigations, and other disputes could harm our business and result in substantial costs.
•Third-party claims of intellectual property infringement, including patent infringement, are commonplace in our industry and successful third-party claims may limit or disrupt our ability to sell our products and services.
•Our business is subject to various federal, state, local, and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations.
•Contracts with federal, state, provincial, and local governments are subject to a number of challenges and risks that may adversely impact our business.
•Unanticipated changes in our tax provisions, the adoption of new tax legislation, or exposure to additional tax liabilities could affect our financial performance.

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

Table of Content

Risks Related to Our Business Strategy and Industry

Our success depends on our ability to successfully execute our go-to-market strategy, including offering solutions as-a-Service, effectively planning and managing our resources, and continuing to develop and manage our offerings to integrate new features and solutions.
Our long-term go-to-market strategy is focused on leveraging our portfolio composed of hardware, software, and services as we deliver global edge-to-cloud platform as-a-Service (“aaS”) to help customers accelerate outcomes by unlocking value from their data, everywhere. We offer a substantial portion of our portfolio through a range of subscription and consumption-based offerings. We will also continue to provide our hardware and software in capital expenditure and license-based models, to give our customers choices in consuming HPE products and services. Following the acquisition of Juniper Networks on July 2, 2025 (the “Merger”), we seek to enhance our networking solutions by offering secure, unified cloud and AI-native networking to enhance innovation across edge to cloud.

To successfully execute our strategy in a rapidly evolving market, we must maintain effective planning, forecasting, and management processes to enable us to continue to improve cost structures, align sales coverage with strategic goals, improve channel execution, and strengthen our capabilities in our areas of strategic focus, while continuing to pursue new product innovation in areas such as edge computing, hybrid cloud, AI, high performance computing, and networking. We must also make sufficient long-term investments in strategic growth areas to develop, obtain, and protect our intellectual property, and commit to transition significant research and development (“R&D”) and other resources before knowing whether our projections will align with customer demand for our solutions.

We anticipate adapting our go-to-market structure from time-to-time with new approaches to sales and marketing, to better align with aaS business models and to capture unique market opportunities, such as in hybrid cloud, AI, and AI-native networking. This incremental capital investment approach may require additional sales, marketing, or other expenses that negatively impact cash flows in the near term. Further, should such efforts fail to produce actionable insights, or our offerings not perform as designed or promised, our business results and financial condition may be adversely affected.

Our ongoing process of improving HPE GreenLake; expanding our offerings across all our businesses (including cloud, AI, and networking offerings); enhancing existing hardware, software, and cloud-based solutions; and developing and improving the systems necessary for new and evolving data-intensive AI-based workloads are all complex, costly, and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately, to invest sufficiently in strategic growth areas, or to otherwise successfully execute this strategy could significantly harm our market share, results of operations, and financial performance.

Having developed a cloud platform product in HPE GreenLake and the hardware capabilities to support AI computing, we must be able to continue integrating new features that are relevant to our customers and to scale quickly, while also managing costs and preserving margins, which means accurately forecasting volumes, mixes of products, and configurations that meet customer requirements. In addition, through HPE Networking we now offer a full networking IP stack: from silicon, to infrastructure, to the operating system, to security, to software and services, in a cloud-native and AI-driven approach following the Merger. The process of integrating and streamlining our offerings (including integrating Juniper Networks’ offerings with ours) or developing new solutions based on our respective technological portfolios may be complex, costly, time-consuming, and uncertain, and failure by us to successfully do so could adversely impact our future results of operations and financial performance. These offerings face competition from peer companies, and any delay in our development, production, or marketing of a new product, service, or solution could result in our offerings being late to reach the market, which could harm our competitive position. These offerings also depend on the continued growth of demand for secure network and internet protocol (“IP”) infrastructure from customers that are able to build their network capacity, grow their IP services, and choose to deploy our products in their networks and IP infrastructures. There is no assurance that we will be able to implement these adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from them.

Our HPE GreenLake and networking solutions generally are multiyear agreements, which result in recurring revenue streams over the term of the arrangement. As customer demand for our aaS offerings increases, we have experienced, and will continue to experience, differences in the timing of revenue recognition between our traditional offerings (for which revenue is generally recognized at the time of delivery) and our aaS offerings (for which revenue is generally recognized ratably over the term of the contract). As such, our financial results and growth depend, in part, on customers continuing to purchase our services and solutions over the contract life on the agreed terms. Additionally, implementing this business model means that our historical results, especially those from before the Merger, may not be indicative of future results, which may adversely affect our ability to accurately forecast our future operating results. Our aaS offerings also could subject us to increased risk of liability related to the provision of services as well as operational, technical, legal, regulatory, or other costs.

Table of Content

We depend on third-party suppliers, contract manufacturers (including original equipment and original design manufacturers), as well as single-source and limited source suppliers, and our financial results could suffer if we fail to manage these third party relationships effectively.
Our operations depend on our ability to anticipate our needs for components, products, and services, as well as the ability of our manufacturers (including original equipment manufacturers, original and outsourced design manufacturers, and contract manufacturers), and suppliers to deliver sufficient quantities of quality components, products, and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of solutions that we offer; the large and diverse distribution of our suppliers and contract manufacturers; and the long lead times required to manufacture, assemble, and deliver certain products and solutions, problems in production, planning, and inventory management have harmed our business at times, and may do so again in the future. Any delay in our ability to produce and deliver our products could cause our customers to purchase alternative products from our competitors. Manufacturing and supply problems that we have faced, and could face in the future, are described below.

•Manufacturing Issues. We may experience supply shortfalls or delays in shipping products to our customers if our manufacturers experience delays, disruptions, or quality control problems in their manufacturing operations, or if we have to change or add manufacturers or contract manufacturing locations. We have contracts with our manufacturers that include terms to protect us in the event of an early termination or breach, yet we may not have adequate time to transition all of our manufacturing needs to an alternative manufacturer under comparable commercial terms. We have experienced in the past, and may experience in the future, an increase in the expected time required to manufacture our products or ship products. Moreover, a significant portion of our manufacturing is performed in foreign countries. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the United States, Puerto Rico, Vietnam, Thailand, Costa Rica, Brazil, Czech Republic, Malaysia, Mexico, China, Taiwan, India, South Korea, Saudi Arabia, and Singapore. We also rely on major logistics hubs, which are strategically located near manufacturing facilities in the major regions and in proximity to HPE’s distribution channels and customers. These operations are therefore subject to risks associated with doing business outside of the U.S., including trade restrictions and related costs, government sanctions, disruptions to our supply chain, cyberattacks, cyberwarfare, pandemics, regional health emergencies, regional climate-related events, or regional conflicts. Other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. Our operations could be adversely affected if manufacturing, logistics, or other operations in these locations are disrupted for any reason or due to natural disasters and public health issues in the United States, Puerto Rico, and China.

•Supply Chain Disruption. Any disruptions to our supply chain, significant increase in component costs or logistics costs, or shortages of critical components, could decrease our sales, earnings, and liquidity or otherwise adversely affect our business and result in increased costs. Disruptions could occur as a result of any number of events, including, but not limited to: an extended closure of, or any slowdown at our suppliers' plants or shipping delays; market shortages due to the surge in demand from other purchasers for critical components; increases in prices (including fuel prices and increases in prices due to inflation); the imposition of regulations, quotas, embargoes, or tariffs on components; labor stoppages; transportation delays, including due to labor strikes; third-party interference in the integrity of the products sourced through the supply chain; cyberattacks; the unavailability of raw materials; severe weather conditions and adverse effects of climate change, or natural disasters; geopolitical developments, war or terrorism; and disruptions in utilities and other services, some of which we have experienced. In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage the supply of components and products would adversely affect our business. Our ongoing efforts to geographically diversify and optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming, and resource-intensive than expected, and such impacts may be more pronounced as a result of increased tariffs between the U.S. and its trading partners. In this environment of heightened trade restrictions, we have experienced, and may continue to experience, cost increases from certain of our suppliers that result in price increases for some of our offerings and could subsequently limit demand for such offerings. If we are unable to pass on all or some of such cost increases to our customers, such increased prices may reduce our current margins and future margins. Furthermore, certain of our suppliers have discontinued conducting business with us or failed to perform under their contracts with us.

•Component Supply Shortages. We provide demand forecasts for our products to our manufacturers, who order components and plan capacity based on these forecasts. We have experienced, and may experience again in the future, delays and shortages of certain components as a result of strong demand, supplier transitions, raw material or capacity constraints, and other problems experienced by suppliers in certain geographies and markets, resulting in insufficient

Table of Content

supply to meet total market demand. We have experienced shortages or delays, which led to higher prices of certain components and exposure to quality issues and delivery delays, and may experience such delays and associated impacts in the future. We may not be able to secure enough components at reasonable prices, of acceptable quality, or at all, to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, our business and financial performance could suffer from a loss of time-sensitive sales, additional freight costs incurred, or the inability to pass on price increases to our customers. If we cannot adequately address supply issues, we may have to reengineer some product or service offerings, which could result in further costs and delays.

•Excess Supply. In order to secure components for our products or services, at times we have made advance payments to suppliers or entered into long term agreements, non-cancellable commitments, or other inventory management arrangements with vendors. In addition, we have also, at times, purchased components strategically in advance of demand to take advantage of favorable pricing, to address concerns about the availability of future components, or to prepare to fulfill large orders. If our manufacturers assess charges, we have liabilities for excess inventory or raw materials (each of which could negatively affect our gross margins), we fail to adequately anticipate customer demand and overestimate our requirements, continue to take actions to make strategic purchases in advance of demand, or these dynamics are exacerbated due to order delays or cancellations, a temporary oversupply may result in excess or obsolete components, which may result in additional charges from our manufacturers, or we may have liabilities for excess inventory or raw materials, each of which could negatively affect our gross margins. We have experienced adverse impacts to our business and financial performance due to excess supply and could do so again in the future.

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

•Single-Source Suppliers. We obtain certain components from single-source suppliers due to technology, availability, price, quality, scale, or customization needs. Certain single source suppliers have discontinued, and may again in the future discontinue, manufacturing components used in our products, which may cause us to discontinue certain products, incur additional costs to redesign our products so as not to incorporate such discontinued components, or incur time and expense to find replacement suppliers. Replacing a single-source supplier has at times delayed, and could delay, production of some products as replacement suppliers may initially be unable to meet demand or be subject to other output limitations. In addition, we may purchase components from single-source suppliers under agreements that contain favorable pricing and other terms for us, but allow the supplier to modify or terminate the contract with limited notice to us and with little or no penalty. The performance of such single-source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity, and price of our components. The loss of a single-source supplier, the deterioration of our relationship with a single-source supplier, or any unilateral modification to the contractual terms under which we receive components from a single-source supplier could adversely affect our business and financial performance.

•Alternative Sources of Supply. The development of alternate sources for components is time-consuming, complex, and costly. For some components, such as customized components, alternative sources may not exist, we may not be able to locate alternative sources in a timely manner, or we may be unable to secure quantities of those components necessary to satisfy our production requirements. As a result, if an existing source of supply is unable to provide components in quantities sufficient to meet our requirements on a timely basis, we may not be able to deliver, or be delayed in delivering, products and services to our customers, which may affect present and future sales. If we are unable to buy components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, and would, in turn, adversely affect our business, financial condition, and results of operations.

•Contingent Workers. We also rely on third-party suppliers for the provision of contingent workers, and our failure to effectively manage our use of such workers could adversely affect our results of operations. We have been exposed to various legal claims relating to the status of contingent workers in the past and could face similar claims in the future. We may be subject to shortages, oversupply, or fixed contractual terms relating to contingent workers. Our ability to manage the size and cost of our contingent workforce may be subject to additional constraints imposed by local laws.

Table of Content

System security risks, data protection incidents, cyberattacks and systems integration issues could disrupt our internal operations or IT services provided to customers, and any such disruption could reduce our revenue, increase our expenses, damage our reputation, and adversely affect our stock price.

In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our employees, contractors, customers, vendors, partners, suppliers, and other third parties with whom we do business. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. We have been, and expect to be, subject to cyberattacks and other attempted intrusions into our networks and systems by a wide range of actors, including, but not limited to, nation state actors, criminal enterprises, terrorist organizations, and other organizations or individuals, as well as errors, wrongful conduct or malfeasance by employees and third-party service providers, (collectively, “malicious parties”) who have at times been able to circumvent or bypass our cyber security measures. Geopolitical tensions or conflicts may also heighten the risk of such cyberattacks or exacerbate system vulnerabilities, considering our continued hybrid work environment and our globally dispersed operations, employees, contractors, suppliers, developers, partners, and other third parties.

Despite our security measures, our information systems, infrastructure, and data have experienced security incidents and breaches and may be subject to or vulnerable to security incidents and breaches in the future, including ransomware and distributed denial-of-service attacks. These attacks have not resulted in material negative impacts to HPE, nor have any of HPE’s consumers, customers, or employees informed HPE that these attacks resulted in material harm to them. While we investigate and remediate incidents, there can be no assurance that we can remediate all incidents completely, that we won’t make errors or fail to take necessary actions, or that the threat actor will not identify alternative means of intrusion or opportunities to otherwise utilize the information it accessed to adversely affect our business or results of operations. It may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks, limiting our ability to provide prompt, full, and reliable information about the incident to our customers, partners, regulators, and the public. The costs associated with cybersecurity tools and infrastructure and competition for cybersecurity and IT talent have limited, and may in the future continue to limit, our ability to efficiently identify, eliminate, or remediate cyber or other security vulnerabilities or problems or enact changes to minimize the attack surface of our network. Furthermore, our efforts to address these problems, at times, have not been, and may in the future not be, successful and have resulted and could result in interruptions, delays, cessation of service, compromise of sensitive information, and loss of existing or potential customers, any of which may impede our sales, manufacturing, distribution or other critical functions.

Additional impacts from cybersecurity incidents have included and could include reimbursement of remediation costs to our customers, suppliers, or distributors; lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract business partners following an incident; increased insurance premiums; and damage to our competitiveness, reputation, stock price, and long-term shareholder value. To the extent we carry insurance coverage for such possibilities, we cannot be certain that any such coverage will be adequate or otherwise protect us with respect to claims, expenses, fines, penalties, business loss, data loss, litigation, regulatory actions, or other impacts arising from security breaches or incidents, or that such coverage will continue to be available on acceptable terms or at all.

The cybersecurity threat landscape is rapidly evolving and becoming increasingly sophisticated, and there can be no assurance that our controls and procedures will be sufficient to address future threats or remediate future incidents. Further, there has been an increase in the frequency and sophistication of attacks, and we expect these activities to continue to increase, including malicious actors potentially leveraging AI to develop malicious code or sophisticated phishing attempts. It is possible that such incidents may embolden other malicious actors to perpetrate future attacks that may result in material misappropriation, system disruptions or shutdowns, malicious alteration, or destruction of our confidential or personal information or that of third parties. Additionally, the proliferation of generative AI models within the internal systems, processes, and tools of HPE, our suppliers, our customers, or other third parties with whom we do business may create new attack methods for threat actors. The emergence of deepfakes and advanced social engineering tactics presents new challenges in preventing deception and unauthorized access, underscoring the importance of advanced verification and detection mechanisms. Zero-day vulnerabilities may include newly discovered security flaws in software that are exploited before patches are released, requiring proactive monitoring and immediate remediation efforts. Quantum computing may in the future present a risk to our business by potentially breaking traditional cryptographic methods on which we rely, thereby necessitating the shift to quantum-resistant encryption techniques.

Malicious parties may also be able to otherwise develop and deploy viruses, worms, ransomware, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products, including within our cloud-based environments and offerings, such that we may be unable to anticipate such malicious parties’ techniques, implement adequate preventative measures, or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable, and comply with applicable legal requirements. Advanced persistent threats can include

Table of Content

highly sophisticated intrusions by threat actors aiming to establish prolonged access within our network. Such intrusions have in the past gone, and could in the future go, undetected in our environments for a period of time, and we may discover additional impacts of earlier incidents that we believe were remediated. Given resource limitations, operational constraints, and our broad and diverse network environment, when vulnerabilities are discovered, we evaluate the risk, prioritize our responses, apply patches or take other remediation actions and notify customers, business partners, and suppliers, as appropriate. Exploitation of vulnerabilities and critical security defects have occurred and may occur in the future if we fail to patch certain security vulnerabilities in time to prevent successful disruptions of our infrastructure or exposure of information, or the failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions, could, in each case, result in claims of liability against us, damage our reputation or otherwise harm our business.

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

Additionally, we have acquired and may continue to acquire companies with cybersecurity vulnerabilities, gaps or different security standards, which exposes us to related cybersecurity, operational, and financial risks. Further, as our products and services in some instances are integrated with our customers' systems and processes, even if we are successful in identifying vulnerabilities, a successful attack on us could compromise customers’ IT systems and sensitive data, despite active monitoring and development of tools designed to identify and remediate such vulnerabilities. There is no guarantee that a series of issues may not be determined to be material in the aggregate at a future date even if they may not be material individually at the time of their occurrence.

Our suppliers, vendors, partners, and other third parties with whom we do business also face similar cybersecurity threats, risks, and concerns as those set forth above, which introduces vulnerabilities to our business and operations, including our manufacturing supply chain. Although HPE requires strict cybersecurity and data controls through its contractual agreements with third parties, if these third parties do not have adequate safeguards or their safeguards fail, it may result in breaches of their systems, networks, or applications, potentially leading to breaches of our networks and systems or unauthorized access to or disclosure of our and/or our customers' confidential data, thereby compromising us and our customers. While HPE relies on independent audit reports, in addition to our own security assessments and diligence of third parties with whom we do business as part of our third-party risk management practices, these efforts may not detect or identify all cybersecurity risks or vulnerabilities.

We operate in an intensely competitive industry, and competitive pressures could harm our business and financial performance.

The markets that we serve are rapidly evolving and highly competitive and include well-established companies. We also compete with other companies that are developing technologies that compete with our products. Our ability to implement solutions for our customers, anticipate and respond to rapid and continuing changes in technology (such as cloud-, AI-, networking- and security-related offerings), and develop new service offerings or incorporate technological improvements into our existing offerings that meet our customers’ needs and evolving industry standards, is critical to our competitiveness and success. We encounter aggressive competition from numerous competitors in all areas of our business (which we expect will continue across a wider array of networking offerings due to the Merger), and our competitors have targeted and are expected to continue targeting our key market segments. We compete primarily on the basis of technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support, security, and the availability of our IT infrastructure offerings. If our products, services, support, and cost structure do not enable us to compete successfully based on any of those criteria, our results of operations and business prospects could be harmed.

We have a large portfolio of products and services and must allocate our financial, personnel, and other resources, including R&D efforts, across all of our products and services while competing with companies that have smaller portfolios or specialize in one or more of our product or service lines. As a result, we may invest less in certain areas of our business than our

Table of Content

competitors do, and our competitors may have greater financial, technical, and marketing resources available to them compared to the resources allocated to our products and services that compete against theirs. We may also spend a proportionately greater amount of our revenues on R&D than some of our competitors. If we do not sufficiently manage our cost structure and R&D priorities while investing in new technologies, successfully adapt to industry developments and changing demand, and evolve and expand our business at sufficient speed and scale to keep pace with the demands of the markets we serve, we may be unable to develop and maintain a competitive advantage and execute on our growth strategy, which would adversely affect our business, results of operations, and financial condition. Industry consolidation may also affect competition by creating larger, more homogeneous, and potentially stronger competitors in the markets in which we operate. Additionally, our competitors may affect our business by entering into exclusive arrangements with our existing or potential customers or suppliers.

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

We face aggressive price competition. As a consequence of inflation and higher supply chain and manufacturing costs, from time-to-time we take pricing actions to increase the prices of many of our products and services to maintain or improve our revenue and gross margin. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete, or who can obtain better pricing, more favorable contractual terms and conditions, or more favorable allocations of products and components during periods of limited supply, may be able to offer lower prices than we are able to offer. As a consequence, and to maintain our competitive position, from time-to-time we take pricing actions to offer heavier than normal discounts or elect not to pass on cost increases to customers on the sale of certain products and services, which has had and could have a negative impact on our financial results. Additionally, we have at times purchased, and may continue to purchase components strategically in advance of demand to take advantage of favorable pricing to lower costs and secure supply for future orders, which have and could in the future negatively affect our margins, especially if we don’t accurately anticipate customer demand.

Our results of operations (particularly revenue, margins, and cash flows) and financial condition may be adversely affected by these and other industry-wide pricing pressures and our actions in response thereto.

Any failure by us to identify, manage, and complete acquisitions and subsequent integrations (including the integration of Juniper Networks following the Merger), divestitures, and other significant transactions successfully could harm our financial results, business, prospects, and stock price.

As part of our strategy, we may acquire businesses, divest businesses or assets, enter into strategic alliances and joint ventures, and make investments to further our business (collectively, “business combination and investment transactions”). Risks associated with business combination and investment transactions include the following, any of which could adversely affect our financial results, including our effective tax rate: Any of these risks could be more significant due to the size and complexity of the business combination and investment transactions. Further, there can be no assurance that we will realize all or any of the anticipated benefits that we expect from any acquisition or other significant transaction (including the Merger) or realize them within the anticipated timeframe. Achieving these benefits will depend, in part, on our ability to integrate such acquired company or asset successfully and efficiently with our existing business and portfolio of offerings.

•We may not successfully combine product or service offerings or realize all of the anticipated benefits of any particular business combination and investment transaction, which may result in (1) failure to execute on our business strategy; (2) failure to integrate disparate technological offerings into a coherent portfolio of solutions; (3) failure to coordinate sales and marketing efforts to effectively position our capabilities; (4) failure to retain employees, customers, distributors, suppliers, and other important relationships, or attract new business and operational relationships; and (5) unanticipated delays or failure to meet contractual obligations which may cause financial results to differ from expectations.

•We may fail to successfully and efficiently (1) integrate financial forecasting and controls, procedures and reporting cycles; (2) consolidate and integrate corporate, information technology, finance and administrative infrastructures; (3) coordinate and integrate operations, including in countries in which we have not previously operated; (4) integrate employees and related human capital management systems and benefits; or (5) address redundant processes and functions in an adequate manner (thereby impacting our ability to achieve all or any of the anticipated synergies).

•Our ability to conduct due diligence with respect to business combination and investment transactions, and our ability to evaluate the results of such due diligence, is dependent upon the veracity and completeness of statements and

Table of Content

disclosures made or actions taken by third parties or their representatives. We may fail to identify significant issues with the acquired company’s product quality, financial disclosures, workplace culture, accounting practices or internal control deficiencies or all of the factors necessary to estimate reasonably accurate costs, timing and other matters.

•In order to complete a business combination and investment transaction, we may (1) issue common stock, potentially creating dilution for our existing stockholders, (2) enter into financing arrangements, which could affect our liquidity and financial condition, or (3) incur early retirement costs, employee benefit costs, charges from the elimination of duplicative facilities and contracts, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans.

•For an acquisition or other combination, the acquisition partner may have differing or inadequate cybersecurity and data protection controls or vulnerabilities, which could expose us to cybersecurity, operational, and financial risk; increase the likelihood of data security incidents; and potentially increase anticipated costs or time to integrate the business. In addition, sophisticated hardware, operating system software, and applications that we integrate from acquired companies may contain defects that could interfere with the operations of our systems. We may also face other risks if acquired companies use technology that is managed outside the scope of our information technology organization, resulting in incomplete coverage by our cybersecurity threat risk management tools.

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

Management’s attention or other resources may be diverted during business combination and investment transactions and may be further impacted if we fail to successfully complete or integrate such transactions that further our strategic objectives. In particular, the integration of Juniper Networks has required significant management attention both before and after the completion of the Merger and will continue to require sustained management attention, diverting the attention of management from other areas of our business and operational issues. Furthermore, recent procedural developments in the court’s Tunney Act review of the settlement reached by HPE and the United States Department of Justice in the litigation relating to the Merger may disrupt or delay our ongoing integration efforts and our ability to realize some or all of the anticipated benefits or synergies from the Merger. Such disruptions or delays to the integration may also damage our reputation in the market and result in uncertainty from customers, partners, and other third parties with whom we do business regarding our offerings and go-to-market strategy. See also the risk factors below under the heading “Risks Related to Prior Separations.”

Uncertainty and fluctuations in geopolitical and macroeconomic conditions may adversely impact our business, financial condition, and operating results.
Our business, financial condition, and operating results depend significantly on general macroeconomic conditions and the demand for our solutions and offerings. Economic weakness or uncertainty has contributed, and may contribute, to customer financial difficulties, thereby constraining customer spending on IT projects or upgrades, including through reduced, postponed, or cancelled orders. Such dynamics have resulted in, and may result in, decreased revenue and earnings. These factors could

Table of Content

make it difficult to accurately forecast revenues and operating results, effectively plan business actions and allocate resources, and manage our contract manufacturer relationships and other expenses and to make decisions about future investments. In addition, economic and/or geopolitical instability or uncertainty resulting from inflationary pressures, recessionary risks, tariffs and other trade restrictions in the U.S. and internationally, trade conflicts, the effects of global health emergencies, the ongoing conflict between Russia and Ukraine, the continuous geopolitical instability in the Middle East, and efforts of governments to stimulate or stabilize the economy have, and may continue to, put pressure on economic conditions, including volatility in global and regional financial markets, which has led and could lead to reduced income or asset values, reduced demand for our offerings, delays or reductions in spending on and implementation of IT investments, and/or higher costs of production which could have an adverse effect on our business, financial condition, and results of operations. Such geopolitical and macroeconomic changes can happen rapidly, and we may not be able to react quickly to prevent or limit our losses or exposures. Additionally, any of the above dynamics could result in price concessions in certain markets, with certain customer groups, and/or for certain offerings. These events have at times impacted, and may in the future impact our business in an adverse manner, whether directly or indirectly, such as through their impacts on the financial positions and operations of our customers, suppliers, and other third parties with whom we do business or on whom we rely, and as a consequence, their ability to perform their obligations under their agreements with us. In addition, we may not be able to react quickly enough to prevent or limit our losses or exposures from such geopolitical or macroeconomic events or changes, and any mitigation plans or response we do employ may not mitigate the adverse impacts on our business completely, or at all. Any such failure could have an adverse effect on our reputation, demand for our products, and consequently, our financial condition.

If we experience or fail to properly manage disruption in the distribution of our products and services properly, our business and financial performance could suffer.

We use a variety of direct and indirect distribution methods that differ by business and region to sell our products and services to end-users around the world. Successfully managing the interaction of our direct and indirect channel efforts to reach our customer segments is a complex process and each distribution method has distinct risks and potential impacts on our financial performance. Failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore our profitability.

Our financial results could be adversely affected due to distribution channel conflicts, if the financial conditions of our channel partners were to weaken, if we experience the loss or deterioration of any alliance or distribution arrangement, or if our wholesale distributors are not able to withstand changes in business conditions, including economic weakness, industry consolidation, tariffs, and/or market trends. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution channel partners. Revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors’ financial conditions, abilities to borrow funds in the credit markets, or operations weaken.
Our inventory management is complex, as we continue to sell a significant mix of products through distributors. We must manage both owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and meeting pricing challenges. Our distributors may adjust orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They may also adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. As a result of these considerations, we have experienced, and may in the future again experience, abnormally high inventory levels. When we have excess or obsolete inventory, which we have experienced from time to time, we may have to reduce our prices and/or write down inventory, either of which may adversely impact our gross margin and our results of operations. These dynamics are accentuated for larger orders, including some orders for our AI systems, and particularly so if they are delayed or cancelled. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes or tariffs.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations and supply chain could be disrupted by natural or human-induced events including, but not limited to, earthquakes; tsunamis; floods; hurricanes, cyclones or typhoons; fires; other extreme weather conditions; power or water shortages; telecommunications failures; materials scarcity and price volatility; terrorist acts, civil unrest, conflicts or wars; trade tensions, tariffs, quotas, or import or export restrictions, and changes thereto, which are difficult to accurately predict; and health epidemics or pandemics. The impacts and frequency of any of the above could be further exacerbated by climate change, particularly in countries where we operate that have limited infrastructure and disaster recovery resources. While we are predominantly self-insured to mitigate the impact of most catastrophic events, the occurrence of business disruptions could, among other impacts, harm our revenue, profitability, and financial condition; cause derivative impacts on our employees; adversely affect our competitive position; increase our costs and expenses; make it difficult or impossible to provide our offerings to our customers or to receive components from our suppliers; create delays and inefficiencies in our supply chain; or

Table of Content

require substantial expenditures and recovery time in order to fully resume operations. To the extent such disruptions adversely affect our business, results of operations, financial condition, and stock price, they may also have the effect of heightening many of the other risks described in this Item 1A of Part I of this Annual Report on Form 10-K.

Long sales and implementation cycles for our offerings and dynamics related to large orders may cause our revenues and operating results to vary significantly from quarter-to-quarter.

We have experienced, and may continue experiencing, lengthy sales cycles because our customers' decisions to purchase certain of our products, particularly new products, involve a significant commitment of their resources and a lengthy evaluation and product qualification process. Customers design and implement large IT deployments following lengthy procurement processes, which may impact expected future orders. Following a purchase, customers may also deploy our products and offerings slowly and deliberately. Furthermore, larger orders, including some orders for our AI systems, have typically required, and may continue to require, greater commitments of working capital, such as for purchases of key components, which could introduce variability in our quarterly cash flow and results of operations more generally. While we have seen the customer base for our AI systems offerings expand and expect it to continue expanding, our AI solutions have historically been purchased primarily by a small number of larger customers and cloud service providers. Sales of AI systems to such customers have caused, and may continue to cause, fluctuations in our results of operations, as such large orders may occur in some periods and not others and are generally subject to intense competition and pricing pressure, which can have an impact on our margins and results of operations. If we are not successful in continuing to expand sales to a broader base of customers, our financial results may be adversely affected. These sales and similar implementation cycle-related factors, including our expectation that customers may place large orders with the potential for widely varying implementation timelines, may cause our revenues and operating results to vary significantly from quarter-to-quarter.

Our uneven sales cycle and supply chain disruptions make planning and inventory management difficult and future financial results less predictable.

In some of our businesses, our quarterly sales have periodically reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting revenue, earnings, cash flow from operations, and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory and greater risk of inventory write downs, which we have experienced from time to time. Larger orders, including some orders for our AI systems, may be particularly susceptible to this risk. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be canceled. As a result of such variations in predicted demand, we have experienced these impacts from time to time and may do so again in the future. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages, or global logistics disruptions, have in the past adversely impacted, and could in the future adversely impact, our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected. We experience some seasonal trends in the sale of our solutions that also have produced, and may in the future produce, variations in our quarterly results and financial condition. Many of the factors that create and affect seasonal trends are beyond our control.

Separately, periodic supply chain shortages and constraints have, in some instances, resulted in, and may result in, increases to the costs of production of our hardware products that we have, at times, not been able to, and may, in the future, not be able to pass on to our customers. For a further discussion of such risks, see also the risk factor titled “We depend on third-party suppliers, contract manufacturers (including original equipment and original design manufacturers), as well as single-source and limited source suppliers, and our financial results could suffer if we fail to manage these third party relationships effectively.”

Our ability to achieve our strategy could be harmed if we are unable to attract, retain, train, motivate, develop, and transition key personnel.

In order to achieve our growth strategy and capture the market opportunities presented by networking, hybrid cloud, and AI, we must attract, retain, train, motivate, develop, and transition qualified executives and other key employees, including those in managerial, technical, development, sales, marketing, and IT positions. We must provide a competitive compensation package, including cash and equity-based compensation to attract and retain executives and other key employees in a competitive marketplace. Our ability to attract, retain, and motivate highly qualified executives and key employees could be adversely affected if the anticipated value of our equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being

Table of Content

competitive, or if we do not obtain the stockholder approval required to continue granting equity-based incentive awards in the amounts we believe are necessary.

Our failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations and our ability to execute our strategy. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations. As competition for highly skilled employees in our industry has grown increasingly intense, we have in the past experienced, and may in the future experience, higher than anticipated levels of employee attrition, which has resulted in increased costs to hire new employees with desired skills. In addition, significant or prolonged turnover or revised hiring priorities may negatively impact our operations and our ability to successfully maintain our processes and procedures, including due to the loss of historical, technical, and other expertise.

These risks to attracting and retaining highly qualified talent may be exacerbated by labor constraints, such as immigration policies which may impair the ability to recruit technical and professional talent, and inflationary pressures, which impact employee wages and benefits. Further, integration of employees and businesses as a result of our acquisitions, including the Merger, may present additional or unanticipated challenges, which could negatively affect our ability to achieve our future success. In addition, changes to our go-to-market structure may affect employee compensation models and ultimately our ability to retain employees. A number of our team members are foreign nationals who rely on visas and entry permits in order to legally work in the U.S. and other countries. In recent years, the U.S. has increased the level of scrutiny in granting such documentation. Compliance with new and unexpected U.S. immigration and labor laws could also require us to incur additional, and unexpected labor costs and expenses, or could restrain our ability to retain and attract skilled professionals. Any of these restrictions could have an adverse effect on our business, results of operations, and financial condition.

Risks arising from climate change and the transition to a lower-carbon economy may impact our business.

Climate change serves as a risk multiplier that could increase both the frequency and severity of natural disasters that may affect our worldwide business operations and those of suppliers and customers. Our corporate headquarters is located in Spring, Texas, which suffers from floods, hurricanes, and other extreme weather, and a portion of our research and development activities are located in California, which suffers from drought conditions and catastrophic wildfires, each potentially affecting the health and safety of our employees and our business in these locations. In California, to mitigate wildfire risk, electric utilities have periodically deployed, and may in the future, periodically deploy public safety power shutoffs, which affect electricity reliability to our facilities and our communities. Certain sites located in the United States, Middle East, China, and India experience exposure to extreme heat and water stress, which could potentially strain our operational continuity and also jeopardize the health and well-being of our employees, both of which may consequently impact our operations. Furthermore, our data centers depend on predictable and reliable energy and networking capabilities, the cost or availability of which could be adversely affected or disrupted by a variety of factors, including, but not limited to, the effects of climate change. Increased energy consumption, including as a result of AI-related growth, climate-related events, energy market volatility, and power grid disruptions, may increase the operational costs related to inputs across our value chain. While we seek to mitigate business risks, through site selection, infrastructure technological investments, business continuity planning, and robust environmental programs, this may require us to incur substantial costs, and we may be unsuccessful in doing so as there are inherent climate-related risks wherever business is conducted. Furthermore, climate change may reduce the availability or increase the cost of insurance for these negative impacts of natural disasters by contributing to an increase in the incidence and severity of such natural disasters.

The increasing concerns over climate change could also result in transition risks, such as efforts and expenditures related to carbon abatement, shifting customer preferences, or compliance risks from changing regulatory and legal requirements. We continue to observe increased customer demand for more sustainable and energy-efficient solutions, products, and services. While we have been integrating such trends into our business and sales strategies thus far, we may not be able to successfully do so in the future. Further, continually changing customer preferences may cause us to incur additional costs, invest more in R&D, or make other changes to other operations to respond to such demands, which may not be carried out successfully, and if so, could adversely affect our financial results. We may also confront higher electricity prices, and higher costs for supplies or components that comply with certain environmental regulatory thresholds, potentially impacting our margins or the pricing of our offerings. If we fail to manage these and other transition risks in an effective manner, customer demand for our solutions, products, and services could diminish, and our profitability could suffer.

Risks Related to Our Technology and Business Operations

Issues in the development and use of artificial intelligence may result in reputational harm, liability, or impact to our results of operations.

Table of Content

We believe the proliferation of AI, especially as it relates to our products and solutions that enable AI workloads, has had a significant impact on customer preferences and market dynamics in our industry, and our ability to effectively compete in this space has been and will remain critical to our financial performance. We incorporate AI capabilities into certain product and service offerings and internal operations, and this technology will increasingly become a more significant element of our business and certain of our partners’ businesses. As with many developing technologies, AI presents risks and challenges and may result in unintended consequences that could affect its further development, adoption, and use, and therefore our business and our overall strategy. We manufacture hardware designed to support AI capabilities, and our research into and continued development of such capabilities and manufacturing processes remain ongoing. We have invested, and expect to continue to invest, significant resources to use, acquire, build, and support the development of these capabilities and manufacturing processes, and if our AI-related offerings fail to operate as anticipated or as well as competing offerings or otherwise do not meet customer needs or if we are unable to bring AI-related offerings to market as effectively as our competitors, we may fail to recoup our investments in AI, our competitive position may be harmed, and our business and reputation may be adversely impacted. We may also be exposed to these and other risks through the increased use of AI by our manufacturers, suppliers, and other business partners. Reliance on AI by these third parties could introduce operational vulnerabilities, disrupt our supply chain management, increase cybersecurity risks, and impact our relationships with customers, partners, and suppliers.

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

Further, incorporating AI gives rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed and which may vary from jurisdiction to jurisdiction, creating complex compliance issues (including potential liability for breaching intellectual property or privacy rights or laws or for the misuse of personal data and the lack of effective legal protections for software source code created with the assistance of AI). While new AI initiatives, laws, and regulations are emerging and evolving, including in the U.S. from a statewide and federal perspective as well as globally (such as the EU's Artificial Intelligence Act that became effective in August 2024), what they ultimately will look like remains uncertain. We may not always be able to anticipate how to respond to these legal frameworks, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings and operations. The resulting impact of such regulations on our customers’ desire for AI capabilities and demand for our offerings more generally could negatively impact our results of operations.

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

Table of Content

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

Monitoring and detecting any unauthorized access, use or disclosure of our intellectual property is complex, and we cannot be certain to discover such unauthorized use or that the protective measures we have implemented will completely prevent misuse. Our ability to enforce our intellectual property rights is subject to litigation risks and uncertainty as to the protection and enforceability of those rights in some countries. If we seek to enforce our intellectual property rights, we may be subject to claims that those rights are invalid or unenforceable, and others may seek counterclaims against us, which could have a negative impact on our business. Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights.

Due to the international nature of our business, political or economic changes and the laws and regulatory regimes applying to international transactions or other factors could harm our future revenue, costs and expenses, financial condition, and results of operations.

We derive a substantial portion of our revenues from our international operations, and we plan to continue our business in international markets. As a result, our business and financial performance depend significantly on worldwide economic conditions and the demand for technology hardware, software, and services in, and continued access to, the markets in which we compete. Economic weakness and uncertainty and the volatile inflationary and geopolitical environment have constrained spending on enterprise infrastructure. This has in the past adversely affected the demand for our products, services, and solutions, which has impacted our financial condition and results of operations. We may experience similarly adverse impacts in the future. These have, at times in the past, resulted in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges (among other financial impacts), and made it more difficult for us to manage inventory and accurately forecast financial performance and/or expenses, and may have such effects again in the future.

In addition, economic weakness, tariffs, and geopolitical uncertainty have, at times caused, and could, in the future cause our financial performance to vary materially from our expectations. Turmoil affecting the financial markets or any significant financial services institution failures could negatively impact our treasury operations. Interest and other expenses have varied, and could continue to vary, materially from expectations depending on changes in borrowing costs, currency exchange rates, costs of hedging activities, and the fair value of derivative instruments. It is difficult to predict the impact of such events on us, our third-party partners, our customers, or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. Such actions have impacted, and may further impact our ability, desire, or the timing of funding decisions for various investment opportunities. Further, reduced spending by governments and their agencies may limit demand for our products, services, and solutions from such entities, as well as organizations that receive funding from such governments, around the world, and could negatively affect macroeconomic conditions in the countries which we operate, which could further reduce demand for our products, services, and solutions.

Our business and financial performance have been adversely affected by changes in U.S. and international trade policies, export controls, and sanctions, U.S. regulations concerning imports, tariffs, and resultant retaliatory countermeasures from other countries, as well as international laws and regulations relating to global trade and access to global markets. As a result, our business has, from time to time, been impacted by forced price increases of materials and higher barriers and costs to import and export certain components and/or our products to and from particular countries, which in turn has resulted in price increases to customers, and consequently has softened demand for our offerings and/or reduced our margins. We may experience all of these impacts in the future, especially in light of the current international tariff environment. While we have been evaluating, and continue to evaluate, supply chain diversification and resilience strategies to mitigate the adverse impacts of such measures, the actions we’ve taken or may take in the future may not be effective or able to be effectuated in a timely manner, or at all. Trade policy remains fluid and has changed rapidly at times. As such, changes in U.S. and international trade policy and any countermeasures, to any existing trade agreements, and to the scope and timing of any such actions and the ultimate impact of these measures are difficult to predict and may adversely affect our operations and financial condition. In addition, changes in requirements relating to making foreign direct investments could increase our cost of doing business in certain jurisdictions, prevent us from shipping products to particular countries or markets, affect our ability to obtain favorable terms for components, increase our operating costs, or lead to penalties or restrictions. While we have policies and procedures designed to facilitate compliance with global trade laws and regimes around the world, such measures may not guarantee compliance.

Table of Content

Sales outside the United States constituted approximately 61% of our net revenue in fiscal year 2025. As such, our future business and financial performance could suffer due to a variety of international factors in addition to those otherwise already disclosed, including:

•the imposition of government controls (including for critical infrastructure protection) and any related licensing requirements (particularly for certain AI enabling products) that could affect the timing of shipments of our products and/or our ability to sell certain products in other countries;
•impact of ongoing uncertainties as a result of instability or changes in geopolitical tensions, including trade protection measures, such as import tariffs or import or export restrictions (which may limit our access to raw material and/or components for our products); the revocation or material modification of trade agreements; and political and armed conflicts, such as those caused by the ongoing conflict between Russia and Ukraine or the continuous geopolitical instability in the Middle East (the potential escalation or geographic expansion of which could heighten other risks identified in this report), or the relationship between China and the U.S. (which could, among other things, impact trade dynamics and the enforceability of certain contracts or the timing and form of certain payments);
•inflationary pressures, which have in the past increased, and may in the future increase costs for materials, supplies, and services, including those of third parties with whom we do business;
•adverse or uncertain macroeconomic conditions, including a changing interest rate environment and fears of a potential global economic downturn or recession, which have at times in the past slowed customer demand for our products and services, and may do so again;
•network security, privacy, geopolitical, and data sovereignty concerns, which could make foreign customers reluctant to purchase products and services from U.S.-based technology companies;
•longer collection cycles and financial instability among customers, which could impact our ability to collect on accounts receivable and consequently recognize revenue;
•local labor conditions and regulations, including local labor issues faced by specific suppliers, vendors, and manufacturers, or changes to immigration and labor law policies which may adversely impact our access to technical and professional talent;
•managing our geographically dispersed workforce, which has necessitated, and may in the future require, incurring costs to promote seamless workforce connectivity and to comply with changing laws, regulations, and our obligations to engage with works councils or other employee representation bodies across multiple jurisdictions;
•differing technology regulations, standards, or customer requirements, which have required us to incur additional development and production costs to modify or adapt our offerings, and may do so again in the future;
•local content and manufacturing requirements and trade protection measures such as import tariffs or import or export restrictions, which have impacted, and could further impact, our ability to sell into those markets;
•difficulties associated with repatriating earnings in restricted countries, and changes in tax policies, treaties, or laws that could have an unfavorable business impact, or which introduces uncertainty to our results of operations and financial performance; and
•fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products and shipments, which have from time to time adversely impacted, and any of which could in the future adversely impact, our results of operations and ability to meet customer demand.

Any or all of these factors has or could have an adverse impact on our business, financial condition, and results of operations. Certain of the factors have disrupted the operations of, and adversely impacted our product and component manufacturing and key suppliers, customers, or vendors located outside of the United States, and could do so again. For example, we rely on suppliers in Asia for product assembly and manufacture, the operations of whom are subject to local labor laws and other requirements. Any loss of or limitations on their output or their inability to operate could have an adverse effect on our ability to timely deliver our products and services, which would in turn negatively impact our financial performance.

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
We implement policies, procedures, and training designed to facilitate compliance with anti-corruption laws around the world, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as U.S. and foreign export controls and trade sanctions. However, such measures do not guarantee compliance, and our employees and third parties with whom we work may take actions in violation of such policies or such laws. Furthermore, in many foreign countries, particularly in those with developing economies, people may engage in business practices prohibited by anti-corruption laws or our policies and procedures. Violations or alleged violations of such laws or key control policies by our employees, contractors, channel

Table of Content

partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products, may result in investigations or severe criminal or civil sanctions and penalties, and we may be subject to those and other liabilities that could have an adverse effect on our business, results of operations, and financial condition.

We may not achieve some or all of the expected benefits of our cost reduction actions, some or all of which may be disruptive to our business.
We have announced a cost reduction program and a series of other cost-saving initiatives as part of our ongoing efforts to reduce structural operating costs, streamline how we operate and do business, and continue advancing the Company's ongoing commitment to profitable growth (which we are calling Catalyst). We may not be able to obtain the cost savings and benefits that are initially anticipated in connection with such actions. Additionally, as a result of these initiatives and the actions contemplated thereby, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Implementing and overseeing such actions can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of these measures, it could have a material adverse effect on our competitive position, business, financial condition, results of operations, and cash flows.

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

We rely on the performance of our business systems and processes, as well as those of third-parties with whom we do business.

Some of our business processes depend upon our IT systems. Portions of our IT infrastructure have experienced, and may experience, interruptions, delays, or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. As our IT environment continues to evolve, we have, at times, been unsuccessful, and may in the future be unsuccessful, in adopting or implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive, and resource intensive. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins, or lost customers resulting from these events could reduce our revenue, increase our expenses, and adversely affect our reputation and stock price.

Additionally, some of our business processes depend upon the IT systems and processes of third parties, and the interfaces between those and our IT systems, as well as hosted SaaS applications from third parties. For example, we receive a broad range of information technology services, such as applications, including support, development and maintenance; infrastructure management and support, including for server storage and network devices; and end user support. Some of these services are provided to us through cloud providers, third party providers, and off-site facilities that may be vulnerable to damage or interruption, including performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failures, adverse events caused by operator error, cybersecurity attacks, pandemics, and similar events. In addition, because we lease certain off-site data center facilities, we cannot be assured that we will be able to

Table of Content

expand our data center infrastructure to meet user demand in a timely manner, or on favorable financial terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and business partners and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, the manufacture and shipment of our products in a timely manner may be impaired. Since IT is critical to our operations, in addition to the risks outlined above, problems with any of the third parties we rely on for our IT systems and services could result in liabilities to our customers and business partners, lower revenue and unexecuted efficiencies, and impact our results of operations and our stock price. We could also face significant additional costs or business disruption if our arrangements with these third parties are terminated or impaired and we cannot find alternative services or support on commercially reasonable terms or on a timely basis or if we are unable to hire new employees in order to provide these services in-house.

If we cannot continue to produce quality products and services, our reputation, business, and financial performance may suffer.

In the course of conducting our business, we must adequately address quality issues associated with our products, services, and solutions (whether developed by us or by a company we acquire), including defects in our engineering, design, and manufacturing processes and unsatisfactory performance under service contracts, as well as defects in third-party components included in our products and unsatisfactory performance or malicious acts by third-party contractors or subcontractors. We work with our customers and suppliers and engage in product testing to identify the causes of quality issues and to develop and implement appropriate solutions. However, the solutions that we offer are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errors, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or “patch”) to address quality issues with our offerings, we may delay shipment to customers, which could delay revenue recognition and receipt of customer payments and could adversely affect our revenue, cash flows, and profitability. In addition, after products are delivered, quality issues may require us to repair or replace such products. Addressing quality issues can be expensive and may result in additional warranty, repair, replacement, and other costs, adversely affecting our financial performance. In addition, the accelerated rate of innovation of components from our suppliers, particularly for AI-related offerings, may result in higher defects or failure of our offerings to perform, which could cause us to incur increased warranty costs, inventory provisions or impairments and could impact future sales. If new or existing customers have difficulty operating our products or are dissatisfied with our services or solutions, our results of operations could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues, including the actual or perceived security or reliability of our offerings or ability to address other data security concerns, can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could adversely affect our results of operations.

Our sustainable and responsible business expectations and actions towards achieving our Living Progress objectives may expose us to operational, legal, or reputational risks and could adversely affect our business, results of operations, financial condition, or stock price.

We actively manage sustainability and corporate responsibility issues through our established and publicly announced Living Progress Strategy. This strategy reflects our current plans and aspirations, is based on available data and estimates, and is not a guarantee that we will be able to achieve such plans and aspirations or that we will not refine or modify such plans and aspirations in the future. Our ability to meet our sustainability and/or corporate responsibility ambitions is also subject to external factors outside of our control, including the ability and willingness of our suppliers to take action and the advancement of new technologies. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation, which may expose us to enforcement actions or legal proceedings and the reputational and financial costs associated therewith. Initiatives to address sustainability and corporate responsibility issues may be costly and may not have the desired effect.

Evolving stakeholder expectations and our efforts and ability to manage these issues present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have adverse impacts on our business, including on our stock price. Regulators and stakeholders have evolving, varied, and sometimes conflicting expectations regarding sustainability and corporate responsibility matters, leading to heightened scrutiny of such corporate programs a. Additionally, there is an increasing number of federal, state, and local initiatives that may conflict with other regulatory requirements or priorities, such as those of the U.S. federal government, resulting in regulatory uncertainty. We may also increasingly see similar conflict between U.S. policy and the regulatory positions taken in other non-U.S. jurisdictions. Not only is there uncertainty due to the patchwork of environmental, social, and governance-related laws and regulations (especially as they may sometimes conflict), but also there remains uncertainty around the accounting standards and

Table of Content

required disclosures associated with such laws and regulations (including the scope of reporting requirements and the related costs to comply with the emerging regulations).

Our failure or perceived failure to achieve our Living Progress objectives, maintain responsible and sustainable business practices, integrate newly acquired companies into our sustainability programs, continue monitoring or pursuing certain goals, or comply with emerging laws and regulations that meet evolving and potentially conflicting regulatory or stakeholder expectations could harm our reputation, adversely impact our ability to attract and retain customers and talent, and expose us to increased scrutiny from the investment community and enforcement authorities. Additionally, we could become the target of litigation, investigations, or other proceedings initiated by government authorities or private actors alleging that our activities or positions related to sustainability and corporate responsibility matters are anti-competitive, discriminatory or otherwise unlawful. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on certain sustainability- and corporate responsibility-related issues, or because they may disagree with our strategy and initiatives, either of which may cause us to face scrutiny, legal and/or regulatory proceedings, or other market access restrictions from certain parties related to our action or inaction on such issues. Integrating acquired companies, and the time and resources devoted to such efforts, may also temporarily slow our progress toward certain goals or require us to update our targets, methodologies, or underlying practices to promote alignment across the combined company. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial performance, as well as require additional resources to rebuild our reputation.

Financial Risks

Our revenue, profitability, and margins have historically varied, and we expect them to continue to vary over time.

Our revenue, gross margin, and profitability have historically varied among our diverse products and services, customer groups, and geographic markets. Therefore, it is likely that these financial metrics will continue demonstrating variability in the future and may deviate from our historical results. Our revenue depends on the overall demand for our products and services, which is difficult to accurately predict, varies from time to time, may be uneven across our portfolio of offerings and our geographies, and is subject to industry-wide or broader macroeconomic market dynamics, all of which have in the past adversely impacted, and may in the future adversely impact, our business and financial condition. Additionally, the varying sizes of customer contracts or orders, variations in customer acceptances of delivered orders, the timing thereof, and cancellations and/or de-bookings of such orders (due to various reasons, including, but not limited to, failure to satisfy terms and compliance matters, whether initiated by us or the customer) can be uneven across our portfolio and have at times impacted, and in the future could impact, our pipeline, bookings, and our ability to recognize revenue, if at all (particularly with respect to contracts and orders involving our AI offerings). Further, larger orders, including some orders for our AI systems, may involve larger amounts of credit or longer payment terms than typical for our business, increasing our risk when customers do not pay in a timely fashion, or at all, particularly where payment terms with major suppliers differ from the terms with our customers. Such variables have in the past negatively impacted our financial performance, and may do so again in the future. Delays or reductions in discretionary IT spending by our customers or potential customers have had, and in the future, could have an adverse effect on demand for our products and services, which could result in a significant decline in revenue. In addition, revenue declines in some of our businesses may affect revenue in our other businesses as we may lose cross-selling opportunities.

Our margins and profitability in any given period are dependent on numerous factors, many of which are unpredictable or challenging to anticipate in advance, such as the product, service, customer, and geographic mix reflected in that period's revenue; variability in price competition in one or more of the markets in which we compete; modifications to our pricing strategy due to inaccurately forecasting demand; currency fluctuations that impact our costs; impacts of inflation; increases in material, labor, logistics, warranty costs, or inventory carrying costs; issues with manufacturing or component availability, including excess product component or obsolescence charges; issues relating to the distribution of our products and provision of our services; or the impact of trade policies, tariffs, or other trade restrictions. In addition, entry into new markets may be relatively less profitable, due to high upfront investments associated with entering those markets and the need to operate within local pricing and cost structures, and we may have difficulty establishing and/or maintaining the operating infrastructure necessary to support margin-rich growth in some of those markets. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business, results of operations, and stock price. Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period.

Furthermore, the relationship between China and the U.S., and any subsequent action that may be taken by either country, may significantly vary the results our operations and financial performance from that region. There could be additional

Table of Content

uncertainty surrounding heightened trade restrictions or the enforceability of contract obligations, as well as the timing and form of payments from China.

We are exposed to fluctuations in foreign currency exchange rates.

Conducting business in currencies other than the U.S. dollar has, from time to time, adversely impacted, and could in the future, have an adverse impact on our results as expressed in U.S. dollars. Currency volatility contributes to variations in our sales of products and services in impacted jurisdictions. Fluctuations in foreign currency exchange rates have, from time to time, adversely affected, and could in future periods adversely affect our revenue recognition and our revenue growth. In addition, currency variations can adversely affect our ability to implement price increases, margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

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

We currently maintain investment grade credit ratings with Moody's Investors Service, Standard & Poor's Ratings Services, and Fitch Ratings Services. Despite these investment grade credit ratings at this time, we may experience downgrades in our credit ratings for various reasons, including but not limited to for reasons in connection with the substantial amount of debt we have incurred in connection with the Merger. Any such downgrades could increase the cost of borrowing under any indebtedness we may incur, jeopardize our ability to incur debt on terms acceptable to us, reduce market capacity for our commercial paper, or require the posting of additional collateral under our derivative contracts. Additionally, increased borrowing costs, including those arising from a credit rating downgrade, can potentially reduce the competitiveness of our financing business. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position, and access to capital markets.

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

In addition to our current total carrying debt, we may also incur additional indebtedness in the future. In order to consummate the Merger, we have incurred a substantial amount of debt. This collective amount of debt could have important adverse consequences to us and our investors, including requiring a substantial portion of our cash flow from operations to make principal and interest payments; making it more difficult to satisfy other obligations; increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing; increasing our vulnerability to general adverse economic and industry conditions; reducing the cash flows available to fund capital expenditures and other corporate purposes and to grow our business; limiting our flexibility in planning for, or reacting to, changes in our business and industry; and limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase our common stock.

Macroeconomic circumstances are subject to change, resulting in delays or reversals of such policy positions and actions by governments, including by central banks around the world, which may result in a prolonged unfavorable interest rate or

Table of Content

economic environment and affect our ability to incur debt at reasonable prices or our desire to incur further debt at all. To the extent that we incur additional indebtedness, the risks described above could increase, including requiring additional expected cash flows from operations to service our debt. In addition, our actual cash requirements to operate our business in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.

We make estimates and assumptions in connection with the preparation of our Consolidated Financial Statements and any changes to those estimates and assumptions could adversely affect our results of operations.

In connection with the preparation of our Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. In addition, as discussed in Note 1, “Overview and Summary of Significant Accounting Policies—Use of Estimates” and Note 17, “Litigation, Contingencies, and Commitments,” to our Condensed Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, we make certain estimates, including decisions related to purchase price and purchase price adjustments, as well as provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.

We periodically evaluate goodwill and intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case an impairment charge may be necessary. The value of goodwill may be materially and adversely affected if businesses that we acquire perform in a manner that is inconsistent with our assumptions at the time of acquisition. In addition, from time to time, we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and intangible assets. During fiscal 2025, we recognized an impairment charge of $1.6 billion (which includes the $1.4 billion impairment charge disclosed in our Form 10-Q for the fiscal period ended April 30, 2025) for goodwill related to the Hybrid Cloud reporting unit, which was predominantly driven by an increase in the discount rate used in the analysis, as well as a strategic shift away from Non-IP storage business. Any future evaluations resulting in an impairment of goodwill or intangible assets could materially and adversely affect our results of operations and financial condition in the period in which the impairment is recognized.

Declaration, payment and amounts of dividends, if any, to holders of our shares will be uncertain.

Our board of directors has the discretion to determine whether any dividends on our common stock will be declared, when dividends, if any, are declared, and the amount of such dividends. We expect that such determination would be based on a number of considerations, including our results of operations and capital management plans, availability of funds, our access to capital markets, as well as industry practice, and other factors deemed relevant by our board of directors.

In addition, on September 13, 2024, we issued 30,000,000 shares of 7.625% Series C Mandatory Convertible Preferred Stock with a dividend rate of 7.625% per annum on the liquidation preference of $50 per share (the “Preferred Stock”). The Preferred Stock ranks senior to our common stock with respect to the payment of dividends. As long as any share of Preferred Stock is outstanding, unless all accumulated and unpaid dividends on the Preferred Stock for all preceding dividend periods have been declared and paid in full or declared and set apart for payment, we may not declare, pay or set apart for payment any dividends on our common stock or any other class or series of stock that ranks junior to the Preferred Stock. Dividends on the Preferred Stock are discretionary and cumulative. Holders of Preferred Stock will only receive dividends on their shares when and if declared by our board of directors. If dividends on the Preferred Stock have not been declared and paid for the equivalent of six or more quarterly dividend periods, whether or not consecutive, holders of Preferred Stock, together as a class with holders of any other series of parity stock with like voting rights, will be entitled to vote for the election of two additional directors to our board of directors. This right to elect additional directors to our board of directors will dilute the representation of our stockholders on our board of directors and may adversely affect the market price of our common stock. When quarterly dividends have been declared and set apart for payment in full, the right of the holders of Preferred Stock to elect these two additional directors will cease, the terms of office of these two directors will forthwith terminate and the number of directors constituting our board of directors will be reduced accordingly. Additional risks related to the Preferred Stock are contained in the prospectus supplement dated September 10, 2024.

Legal, Regulatory, and Compliance Risks

Table of Content

Unfavorable results of legal proceedings, investigations, and other disputes could harm our business and result in substantial costs.

We are involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of business or otherwise. Additional legal claims or regulatory matters affecting us and our subsidiaries may arise in the future and could involve stockholder, consumer, regulatory, compliance, intellectual property, antitrust, tax, trade, privacy, employment, warranty or product claims, and other issues on a global basis. In addition, we have received inquiries, and may be subject to demands, claims, lawsuits, regulatory investigations, and additional inquiries (including those from U.S. or foreign governmental authorities). Litigation is inherently unpredictable. Regardless of the merits of a claim, the expense of initiating and defending, and in some cases entering into settlements of claims, such litigation and investigations may be costly, and may cause us to suffer reputational harm, divert management’s attention from day-to-day operations of our business, and may require us to implement certain remedial measures that could disrupt our business, operations, results of operations, financial condition, or cash flows. In addition, if we fail to comply with the terms of any settlement agreement, we could face more substantial penalties. An unfavorable resolution of one or more of these matters could adversely affect our business, results of operations, financial condition, or cash flows. Even if we are not named a party to a particular suit, we may be subject to indemnification obligations to the named parties, including our directors and executive officers as well as other third parties, that could subject us to liability for damages or other amounts payable as a result of such judgments or settlements.

Third-party claims of intellectual property infringement, including patent infringement, are commonplace in our industry and successful third-party claims may limit or disrupt our ability to sell our products and services.

Third parties may claim that we or customers indemnified by us are infringing upon or otherwise violating their intellectual property rights. Patent assertion entities frequently purchase intellectual property assets for the purpose of extracting infringement settlements. Furthermore, our exposure to these risks associated with the use of intellectual property may be increased as a result of acquisitions; not only do we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks, but also third parties may make infringement and similar claims only after we have acquired technology that had not been asserted prior to our acquisition. If we cannot license, or replace, allegedly infringed intellectual property on reasonable terms, our operations could be adversely affected. In addition, there is uncertainty around the validity and enforceability of intellectual property rights related to our use, development, and deployment of AI and AI systems and solutions. Our use of AI technologies, whether created by us for internal or customer use cases or otherwise incorporated from external sources into our offerings, could lead to claims of infringement of third-party intellectual property rights, or allegations of non-compliance with the law. Even if we believe that intellectual property and non-compliance claims are without merit, they can be time-consuming and costly to defend against and may divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, discontinue certain product offerings, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing, or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.

Our business is subject to various federal, state, local, and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations.
We are subject to various US (federal, state, and local), and foreign laws, regulations, executive orders and policies affecting the sale of our products and services in a number of areas. Laws and regulations may change in ways that will require us to modify our business model and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright.

For example, as a result of laws and regulations concerning responsible and sustainable business practices, we face increasing complexity related to product design, safety and compliance; the use of regulated, hazardous, and scarce materials; the management, movement and disposal of hazardous substances and waste; the associated energy consumption and efficiency related to operations and the use of products, services, and solutions; the transportation and shipping of products and other materials; supply chain due diligence; climate change adaptation and mitigation; greenhouse gas emissions; sustainability-related regulations and reporting requirements; and the reuse, recycling and/or disposal of products and their components at end-of-use or useful life and associated operational or financial responsibility. Since a significant portion of our hardware revenues come from international sales, any changes to current environmental legal requirements may increase our cost of doing business internationally and impact our hardware revenues from the EU, U.S., China, India and/or other countries proposing or adopting similar environmental legal requirements. In addition, other sustainability reporting-related laws, regulations, treaties, and similar initiatives and programs are being proposed, adopted, and implemented in U.S. states, including California, and throughout the world. If we were to violate or become liable under environmental or certain

Table of Content

sustainability-related laws or if our products become non-compliant with such laws or market access requirements, it could result in loss of market access or limit offerings in those markets or our customers may refuse to purchase our products, and we could incur costs or face other sanctions, such as restrictions on our products entering certain jurisdictions, fines, and/or civil or criminal sanctions. Environmental regulations may also impact the availability and cost of energy or emissions related to energy consumption which may increase our cost of manufacturing and/or the cost of powering and cooling owned IT infrastructures.

In addition, a wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. Furthermore, our business is also subject to an ever-growing number of laws and regulations addressing privacy and information security, including the use of AI. In particular, we face an increasingly complex global regulatory environment and patchwork of state laws in the U.S., increasing the risks associated with addressing these regulatory requirements and in responding to potential security and data incidents. The increase in aaS offerings may also be impacted by data localization and international data transfer requirements under various global data protection laws that may continue to impose additional restrictions and compliance costs on us. Furthermore, the rapid development and deployment of tools that leverage AI are also causing governments to accelerate efforts to regulate AI and restrict purchases that include AI, even for AI that does not pertain to personal data, which is impacting and may further impact the use and incorporation of AI capabilities in our offerings and in our customers’ demand for such offerings. In addition, the interpretation and application of privacy and data protection-related laws in some cases is uncertain, and our legal and regulatory obligations are subject to frequent changes, including the potential for various regulators or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties. Further, evolving and changing definitions of personal data and personal information, within the EU, the U.S., the U.K., and elsewhere, to include IP addresses, machine identification information, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting business relationships and partnerships that may involve the sharing or uses of data. All of these dynamics create a legal landscape where compliance with these laws and regulations can be costly, distract management and technical personnel, and can delay or impede the development and offering of new products and services, which may ultimately negative impact our business and operating results.

If we were to violate or become liable or subject to enforcement action under laws or regulations associated with any of the above laws or regulations, we could incur substantial costs or be exposed to potential regulatory fines, civil or criminal sanctions, third-party claims, and reputational damage. Our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to these topics could subject us to liability to our customers, data subjects, suppliers, business partners, employees, and others; give rise to legal and/or regulatory action; could damage our reputation; could limit or restrict our ability to sell to government customers in the U.S. and abroad; or could otherwise materially harm our business, any of which could have an adverse effect on our business, operating results, and financial condition.

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

Our contracts with federal, state, provincial, and local governmental customers are subject to various government procurement laws and regulations, required contract provisions, and other requirements relating to contract formation, administration, and performance, as well as local content, manufacturing, information security and security requirements. Furthermore, as a contractor and subcontractor to the U.S. government, our IT systems are subject to federal regulations that require compliance with security and privacy controls. Any violation of government contracting laws and regulations or contract terms could result in the imposition of various civil and criminal penalties, termination of federal government contracts, forfeiture of profits, suspension of payments and fines, treble damages, and suspension from future government contracting. Additionally, changes in underlying regulatory requirements that vary across the geographies in which we operate could increase compliance costs and risks. Such failures could also cause reputational damage to our business. In addition, in the U.S., we will continue to be subject to qui tam litigation brought by private individuals on behalf of the government relating to our government contracts. If we are suspended or disbarred from government work or if our ability to compete for new government contracts is adversely affected, our financial performance could suffer.

Government contracts impose additional challenges and risks to our sales efforts. Political factors, such as election outcomes, changes in leadership in one or more branches of government, and the resulting potential changes in government policies have affected, and may in the future affect, the number and terms of government contracts entered into, the

Table of Content

authorizations for programs that we bid on, spending priorities, or how compliance with relevant rules or laws is assessed, and may do so again in the future. Government demand for our products and services has been impacted by public sector staffing and available resources, and government payments may in the future be impacted or delayed for the same reasons (including recent actions taken to reduce the size of the U.S. federal workforce), budgetary cycles and funding authorizations, including in connection with an extended government shutdown, with funding reductions, or delays adversely affecting public sector demand for our products and services. The current U.S. administration's efforts to reduce federal spending and the size of the federal workforce have resulted in and are likely to continue to result in contract terminations, delays, and cancellations of new procurements, and reductions in price and contract scope. While our contracts with government entities are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for any or some of the aforementioned reasons. As such, such developments may adversely impact the results of operations and financial condition of government contractors with whom we conduct business, which may in turn cause those government contractors to become unable to meet their obligations under contracts with us, resulting in material payment delays, payment reductions, or contract terminations by our governmental customers, among other adverse consequences. All of the above would negatively impact our results of operations and financial condition.

The current U.S. administration has issued executive orders and taken actions to curtail certain policies and programs that violate federal anti-discrimination laws, including requiring U.S. federal contractors and subcontractors to certify that they do not operate any such programs. A violation of these orders or similar federal or state orders, laws or regulations or becoming subject to adverse actions could expose us to penalties and sanctions or jeopardize our ability to continue to do work for the U.S. federal government, which may adversely affect our future results of operations. An allegation of a violation could result in reputational harm and subject us to increased litigation risk. Additionally, conflicting laws and regulations between federal, state and local governments may make it increasingly difficult for us to do business in every government jurisdiction.

Further, some government customers have implemented and could continue to implement procurement policies that impact our profitability. Procurement policies favoring more non-commercial purchases, different pricing, or evaluation criteria or government contract negotiation offers based upon the customer’s view of what our pricing should be, could affect the margins on such contracts or make it more difficult to compete on certain types of programs. Government customers are continually evaluating their contract pricing and financing practices, and we have no assurance regarding what changes will be proposed, if any, and their impact on our financial position, cash flows, or results of operations.

Unanticipated changes in our tax provisions, the adoption of new tax legislation, or exposure to additional tax liabilities could affect our financial performance.

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

Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Several of the proposals currently being considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense, and cash flows. Our future effective tax rate may also be impacted by judicial decisions, changes in interpretation of regulations, as well as additional legislation and guidance. Further, the Organisation for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. To date, 60 countries have enacted portions, or all, of the OECD proposal. Where enacted, the rules are effective for us in fiscal 2025. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes. There was not a material impact to our fiscal 2025 results from Pillar Two legislation. While we do not anticipate a material adverse impact to our financial position in fiscal 2026, additional changes to global tax laws are likely to occur. For instance, some countries have enacted, and others have proposed, taxes based on gross receipts applicable to digital services, regardless of profitability. Such changes may adversely affect our tax liability.

Table of Content

Risks Related to Our Prior Separations

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

Investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations, or cash flows. Our stock price, like that of other technology companies, can be volatile and can be affected by, among other things, speculation, coverage, or sentiment in the media or the investment community; the announcement and anticipated timing of new, planned or contemplated products, services, technological innovations, acquisitions, divestitures, or other significant transactions by us or our competitors; developments in our aaS business model; our perceived progress in integrating acquired companies; our quarterly financial results and comparisons to estimates by the investment community or financial outlook provided by us; the financial results and business strategies of our competitors; inflation; market volatility or downturns caused by outbreaks, epidemics, pandemics, geopolitical tensions or conflicts, or other macroeconomic dynamics; developments relating to pending investigations, claims, and disputes; or the timing and amount of our share repurchases. General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to our performance also may affect the price of our stock. Volatility in the price of our securities could result in the filing of securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.

Table of Content

ITEM 1B. Unresolved Staff Comments.
None.
ITEM 1C. Cybersecurity.
Risk Management and Strategy
Our Cybersecurity and Digital Risk Management (“CDRM”) organization, under the leadership of a Global Chief Information Security Officer (“Global CISO”), operates a cybersecurity program that is designed to help us identify, assess, manage, and mitigate risks relating to cybersecurity threats and incidents. We design our cybersecurity standards, policies, processes and controls to operate in an integrated manner, leveraging applicable industry standards and security frameworks, including the NIST Cybersecurity Framework, as guidance in supporting our ability to perform such functions.
CDRM manages our cybersecurity program, including by fostering collaboration with partners across business units and global functions to identify and assess material cybersecurity threats, evaluate their severity, and establish actions to mitigate and manage such risks. Business units and global functions are responsible for addressing risks and implementing our policies and standards within the respective business unit or function. Compliance with our policies and standards is assessed by our internal audit organization, through periodic cybersecurity audits. The results of these audits, together with our learnings from internal and external threats, drive periodic reassessment of and structured updates to our cybersecurity framework, as deemed necessary or appropriate. As part of our cybersecurity program, we also evaluate data collected from our attack surface management tools using a framework that quantifies the likelihood and severity of risks to produce a prioritized set of vulnerabilities for remediation. We also require mandatory cybersecurity training for employees and periodically conduct Company-wide phishing simulations.
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
Within CDRM, our Cybersecurity Defense Center (“CDC”) has established policies, processes, and controls that are designed to monitor, detect, investigate, respond to, and escalate management of cybersecurity threats and incidents. If we experience a cybersecurity incident, the CDC activates our incident response plan, which includes processes to enable us to triage, assess severity of, escalate, contain, investigate, and remediate the incident, as well as to comply with applicable legal obligations and mitigate brand and reputational harm. Additionally, we have established a Cyber Crisis Management Team, which is responsible for addressing and responding to the most severe cyber incidents. If warranted, senior management notifies the Audit Committee and/or the full Board of Directors, as appropriate. Throughout this process, the CDC continues to investigate the incident and, as its understanding of the incident evolves, updates its severity assessment, as necessary.
We engage third-party security experts, assessors, and consultants, as appropriate, to assess our cybersecurity risk management processes; support our ongoing certification efforts; help identify areas for continued focus, improvement, and compliance; and support incident response functions, to the extent necessary, all of which support our cybersecurity program. From time to time, we conduct third-party-administered, as well as internally administered, tabletop exercises that simulate cybersecurity threats, to assess our existing cybersecurity infrastructure and incident response processes. We also periodically conduct offensive security assessments and vulnerability tests, and continuously monitor our computing environments to gain visibility into our security posture and detect vulnerabilities, abnormalities, or signs of compromise.
In addition to monitoring risks from threats to our own assets, we apply third-party risk management practices that endeavor to help identify and manage supply chain and vendor risk arising from our critical suppliers and other service provider organizations. We do so in a variety of ways, such as gathering information on third parties’ cybersecurity programs and controls, performing due diligence, undertaking cybersecurity reviews and/or audits, and/or mandating certain contractual requirements, such as notification of cybersecurity incidents and return or destruction of all HPE data upon termination of the relationship.
Governance
Our Global CISO, who reports to our Chief Operating and Legal Officer (“COLO”), has principal management-level responsibility for our cybersecurity program, which includes assessing and managing our cybersecurity risks, along with developing and implementing cybersecurity processes, policies, and controls that are used for managing cybersecurity risk across the Company. Our Global CISO joined HPE in January 2025, and previously held relevant leadership positions at other

Table of Content

public and private companies. He brings over two decades of technology experience spanning information and cyber security, including serving as CISO at other large companies. Our Global CISO is supported by a leadership team managing Cyber Defense; Governance, Risk, and Compliance; Security Strategy; Cybersecurity Architecture and Engineering; and Identity and Access Management, all of whom have extensive experience in private sector cybersecurity roles. Supporting these leaders is a team of cybersecurity professionals with relevant educational and industry experience. The Global CISO periodically meets with the Cyber Governance and Incident Disclosure Committee, our enterprise risk management function, and chief-level executives, as well as the Audit Committee of our Board of Directors, to discuss cybersecurity risks, as well as related mitigation and remediation activities. The CDC monitors the detection, investigation, mitigation, response to, and remediation of cybersecurity incidents, and regularly reports to our Global CISO, engaging with the Executive Committee and the Cyber Crisis Management Team, as appropriate.
Our Board of Directors is responsible for overseeing cybersecurity risk, primarily through the Audit Committee. Cybersecurity reviews by the Audit Committee and the Board of Directors are scheduled to occur at least quarterly and annually, respectively, or more frequently, as deemed necessary or advisable. Such presentations to the Audit Committee and Board of Directors, as applicable, are made by our COLO and Global CISO, utilizing performance metrics established by CDRM and reported through the ERM framework, and address topics such as cybersecurity threats, incidents, risks, results from internal and third-party assessments, progress towards risk-mitigation goals, the functioning of our incident response program, and regulatory developments. At times, the Audit Committee may receive additional cybersecurity risk reviews from other members of management and/or internal cybersecurity experts on certain of our key business segments and products. The Audit Committee regularly reports to our Board of Directors regarding the committee’s oversight of such cybersecurity matters. Additionally, the COLO and Global CISO may provide ad hoc updates to the Board of Directors and/or the Audit Committee if necessitated by a security incident or other significant developments.
HPE, like all organizations operating in the technology landscape, faces significant and persistent cybersecurity risks, which influence business strategy and operations. To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incident, have materially affected us, including our business strategy, results of operations, or financial condition. Notwithstanding our cybersecurity program, we may not be successful in identifying a cybersecurity risk or preventing or mitigating a cybersecurity incident or vulnerability, which if realized, could reasonably likely materially affect us. Additional information on the cybersecurity risks we face can be found in the section titled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.
ITEM 2. Properties.
As of October 31, 2025, we owned or leased approximately 13 million square feet of space worldwide, which included 3 million square feet of vacated space. A summary of the Company's operationally utilized space is provided below.

	As of October 31, 2025
	Owned	Leased	Total
	(Square feet in millions)
Administration and support	1	5	6
(Percentage)	17%	83%	100%
Core data centers, manufacturing plants, research and development facilities, and warehouse operations	2	2	4
(Percentage)	50%	50%	100%
Total	3	7	10
(Percentage)	30%	70%	100%
We believe that our existing properties are in good condition and are suitable for the conduct of our business. Substantially all of our properties are utilized in whole or in part by our Server, Hybrid Cloud, and Networking segments.
Principal Executive Offices
Our principal executive offices, including our global headquarters, are located at 1701 East Mossy Oaks Road, Spring, Texas, 77389, United States of America.
Product Development, Services and Manufacturing
The location of our major product development, services, manufacturing, and Hewlett Packard Labs facilities are as follows:

Table of Content

Americas Puerto Rico—Aguadilla United States—Alpharetta, Andover, Chippewa Falls, Colorado Springs, Fort Collins, Herndon, Houston, Milpitas, Roseville, San Jose, Spring, Sunnyvale, Westford	Europe, Middle East, Africa Netherlands—Amsterdam United Kingdom—Erskine
Asia Pacific India—Bangalore Singapore—Singapore Taiwan—Taipei
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
Holders
As of December 10, 2025, there were 40,736 stockholders of record of Hewlett Packard Enterprise common stock.
Dividends
During fiscal 2025, we paid a quarterly dividend of $0.13 per share of common stock to our holders of common stock. On December 4, 2025 we declared a quarterly dividend of $0.1425 per share of common stock, payable on January 16, 2026, to stockholders of record as of the close of business on December 19, 2025.
We also declared a cash dividend of $0.953125 per share of our 7.625% Series C Mandatory Convertible Preferred Stock (the “Preferred Stock”), which was paid on December 1, 2025, to holders of record as of the close of business on November 15, 2025.
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
Issuer Purchases of Equity Securities

Fourth Quarter of Fiscal 2025	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (August 2025)	—	$—	—	$711,642
Month 2 (September 2025)	1,310	24.69	1,310	679,298
Month 3 (October 2025)	2,787	24.28	2,787	$3,611,641
Total	4,097	$24.41	4,097
On October 13, 2015, the Company's Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion, $5.0 billion, $2.5 billion and $3.0 billion on May 24, 2016, October 16, 2017, February 21, 2018 and October 15, 2025 respectively. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. The Company may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. As of October 31, 2025, the Company had a remaining authorization of approximately $3.6 billion for future share repurchases.
Stock Performance Graph and Cumulative Total Return
The graph below shows a comparison of cumulative total stockholder return, the S&P 500 Index, and the S&P Information Technology Index. This graph covers the period from October 31, 2020 through October 31, 2025. This graph assumes the investment of $100 in the stock or the index on October 31, 2020 (and the reinvestment of dividends thereafter).

Table of Content

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

$350
$300
$250
$200
$150
$100
$50
$0
10/31/20
10/31/21
10/31/22
10/31/23
10/31/24
10/31/25
Hewlett Packard Enterprise
S&P 500 Index
S&P Information Technology Index

	10/2020	10/2021	10/2022	10/2023	10/2024	10/2025
Hewlett Packard Enterprise	$100.00	$175.41	$176.48	$195.99	$255.45	$328.65
S&P 500 Index	$100.00	$142.89	$122.00	$134.35	$185.38	$225.10
S&P Information Technology Index	$100.00	$146.93	$117.16	$153.30	$231.83	$318.88
ITEM 6. [Reserved]

Table of Content

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section, we use the terms “Hewlett Packard Enterprise,” “HPE,” “the Company,” “we,” “us,” and “our” to refer to Hewlett Packard Enterprise Company.
This section of this Form 10-K generally discusses fiscal 2025 and fiscal 2024 items and year-to-year comparisons between fiscal 2025 and fiscal 2024. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in “Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the fiscal year October 31, 2024, as filed with the SEC on December 19, 2024, which is available on the SEC's website at www.sec.gov.
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
TRENDS AND UNCERTAINTIES
During fiscal 2025, the effects of the evolving macroeconomic environment on demand persisted and certain significant developments impacted our operations as follows:
Technological Advancements: We have observed market trends and demand (of customers of various segments and sizes) gravitating towards AI, hybrid cloud, edge computing, data security capabilities, and related offerings. The volume of data at the edge continues to grow, driven by the proliferation of more devices. The need for a unified cloud experience everywhere has grown, as well, in order to manage the growth of data at the edge. Increasing demand for AI is also contributing to changes in the competitive landscape. With the abundance of data, there are opportunities to develop AI tools with powerful computational abilities to extract insights and value from the captured data. Secure networking that is purpose-built for AI workloads is the foundation that enables users to seamlessly connect and apply AI learnings to such data that lives in various ecosystems. While we believe our recent acquisition of Juniper Networks positions us to capitalize on the growing market opportunities across AI-accelerated computing, data, cloud and networking, our major competitors and emerging competitors are expanding their product and service offerings with integrated products and solutions and exerting increased competitive pressure. We expect these market dynamics and trends to continue in the longer term.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Macroeconomic Uncertainty: The evolving macroeconomic environment has impacted industry-wide demand, as customers have been taking longer to work through prior orders and, to this day, have been adopting a more strategic approach to discretionary IT spending. While this dynamic has been easing, this has resulted in uneven demand across our portfolio and geographies, particularly for certain of our hardware offerings, as customers have focused investments on modernizing infrastructure, such as migrating to cloud-based offerings, including our own. Additionally, there continues to be significant uncertainty surrounding the tariff environment and import/export regulations due to numerous factors, including but not limited to tariff imposition delays, changes to tariff rates and policies, and enactment of reciprocally restrictive trade policies and measures around the world. These have enhanced global trade uncertainty and contributed to higher prices of components and end products and services. While we have sought to mitigate these adverse impacts by relying on our global supply chain and implementing pricing measures, we expect such a mixed macroeconomic environment to largely continue and possibly limit revenue and margin growth in the near term.
Supply Chain: We experienced supply chain constraints for certain components, including graphics processing units (“GPUs”) and accelerated processing units. Though they have eased at times during the fiscal year, we are once again experiencing such constraints and expect such dynamics to continue in the medium term. The future remains uncertain due to the macroeconomic dynamics discussed above, which have thus far impacted our ability to import and export components and finished products and the costs of doing so. Additionally, logistics costs have been, and may continue to remain, high with such changes in trade policies. We have been experiencing higher-than-normal inventory levels, primarily due to frequent component part updates, customers transitioning to the next generation of GPUs, our securing supply ahead of demand, and longer customer acceptance timelines on AI-related orders. While we have been working to reduce inventory, any or all of the aforementioned factors could contribute to sustained higher-than-normal levels and further uncertainty. We have experienced, and expect to continue experiencing, rising input component costs due to various factors, including but not limited to the global trade uncertainties referenced above and a competitive pricing environment, all of which may impact our financial results. We plan to mitigate the impact of these dynamics through continued disciplined cost and pricing management and supply chain diversification; however, such actions may not be successful.
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
Public Sector: We have a number of engagements with various public sector entities, including the U.S. federal government and its agencies, as direct or indirect customers of our IT services and hardware. Significant staffing and resource reductions at certain public sector entities create an uncertain environment and as a result, our financial results have been, and may continue to be, impacted in the near term.
Recent Tax Developments: Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Several of the proposals currently being considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense, and cash flows. Our future effective tax rate may also be impacted by judicial decisions, changes in interpretation of regulations, as well as additional legislation and guidance. Further, the Organisation for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. To date, 60 countries have enacted portions, or all, of the OECD proposal. Where enacted, the rules are effective for us in fiscal 2025. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes. There was not a material impact to our fiscal 2025 results from Pillar Two legislation. While we do not anticipate a material adverse impact to our financial position in fiscal 2026, additional changes to global tax laws are likely to occur. For instance, some countries have enacted, and others have proposed, taxes based on gross receipts applicable to digital services, regardless of profitability. Such changes may adversely affect our tax liability.
The Internal Revenue Service (“IRS”) is conducting audits of our fiscal 2020 through 2022 U.S. federal income tax returns. In the second quarter of fiscal 2025, the IRS issued a Revenue Agent Report (“RAR”) regarding the audit of our fiscal

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

2017 through 2019 U.S. federal income tax returns, with which we agreed. The audit cycle for fiscal 2017 through 2019 is now considered effectively settled, resulting in a reduction of existing unrecognized tax benefits of approximately $340 million, which did not result in a material impact to our Consolidated Statement of Earnings and our Consolidated Balance Sheet. The resolution of the audit resulted in the release of tax reserves that were predominantly related either to adjustments to foreign tax credits that carried a full valuation allowance or to the timing of intercompany royalty revenue recognition, neither of which affected our effective tax rate.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OB3”) into law. OB3 introduces several changes to tax regulations, including the permanent restoration of 100% depreciation and the permanent restoration of immediate deductibility of costs associated with research and development activities performed in the United States. There was not a material impact of OB3 to our fiscal 2025 results, and we do not expect a material impact in fiscal 2026, but we will continue to evaluate the full impact of these changes on our future results.
Other Trends and Uncertainties: The impacts of geopolitical volatility (including the continued instability in the Middle East, the ongoing conflict in Ukraine, and the relationship between China and the U.S.) may impact our operations, financial performance, and ability to conduct business in some non-U.S. markets. We have, in the past, entered into contracts for the sale of certain products and services that reflect heavier-than-normal discounting due to competitive pressures, which have resulted in lower margins than expected, and we expect will continue to negatively impact our margins in the near term. We have been monitoring and seeking to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks, as well as our pricing and discounting practices. We remain focused on executing our key strategic priorities, building long-term value creation for our stakeholders, and addressing our customers’ needs while continuing to make prudent decisions in response to the environment.
The following “Executive Overview,” “Results of Operations,” and “Liquidity” discussions and analysis compare fiscal 2025 to fiscal 2024, unless otherwise noted. The “Capital Resources” and “Cash Requirements and Commitments” sections present information as of October 31, 2025, unless otherwise noted.
EXECUTIVE OVERVIEW
Acquisition of Juniper Networks
On July 2, 2025, we completed the Juniper Networks merger (the “Merger”). Under the terms of the Agreement and Plan of Merger, dated January 9, 2024, by and among Juniper Networks, HPE and Jasmine Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of HPE (the “Merger Agreement”), HPE agreed to pay $40.00 per share of Juniper Networks common stock, issued and outstanding as of July 2, 2025, representing cash consideration of approximately $13.4 billion. The results of operations of Juniper Networks are included in the Consolidated Financial Statements commencing on July 2, 2025. See Note 10, “Acquisitions and Dispositions,” to the Consolidated Financial Statements for additional information.
Pending Divestiture of H3C Technologies Co., Limited Shares
On November 17, 2025, our subsidiary, H3C Holdings Limited (“H3C Holdings”), entered into (i) share purchase agreements with five counterparties, including Unisplendour International Technology Limited (“UNIS”), whereby such counterparties, in the aggregate, agreed to purchase 10% of the total issued share capital of H3C Technologies Co., Limited (“H3C”) for cash consideration of approximately $714 million and (ii) a side letter with UNIS, amending the Agreement on Subsequent Arrangements that was previously entered into on May 24, 2024, whereby, among other things, H3C Holdings and UNIS shall retain their put option and call option, respectively, relating to the remaining issued share capital of H3C held by H3C Holdings and have the right to exercise their respective option rights in respect of such shares up to three times, subject to the timing and terms as set forth therein. The agreement referenced in clause (ii) above revises the arrangements governing the sale of all of the remaining issued share capital of H3C held by us through H3C Holdings. On November 28, 2025, H3C Holdings entered into three additional share purchase agreements, including one with UNIS, whereby such counterparties, in the aggregate, agreed to purchase the remaining 9% of the total issued share capital of H3C for cash consideration of approximately $643 million. Such transactions and the transactions referenced in clause (i) remain subject to regulatory approvals.
Cost Savings Actions
On March 6, 2025, the Board of Directors approved a cost reduction program (the "Program") intended to reduce structural operating costs and continue advancing our ongoing commitment to profitable growth. The Program is expected to be

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

implemented through fiscal year 2026 and deliver gross savings of approximately $350 million by fiscal year 2027 through reductions in our workforce. The Program has since become a part of Catalyst, a set of broader company-wide actions to reduce costs and enhance efficiency throughout the Company.
The estimates of the duration of the Program, the charges and expenditures that we expect to incur in connection therewith, and the timing thereof are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Program. In connection with the Program, we incurred charges of $275 million in fiscal 2025.
In addition, the Company expects to achieve at least $600 million in cost savings from synergies by fiscal 2028, related to the integration of Juniper Networks. These synergies will require approximately $800 million of investment, primarily tied to headcount, supply chain optimization, and portfolio rationalization.
Fiscal 2025 compared with fiscal 2024
Net revenue of $34.3 billion represented an increase of 13.8%, primarily due to higher revenue in the Networking segment from the Merger and higher average unit prices (“AUPs”) in the Server segment. The gross profit margin of 30.3% (or $10.4 billion) represents a decrease of 2.5 percentage points from the prior-year period, primarily due to an increase in cost of sales in the Server, Networking, and Hybrid Cloud segments. The operating profit margin of (1.3)%, represents a decrease of 8.6 percentage points from the prior-year period, primarily due to the impairment of goodwill and costs associated with the Merger.
Financial Results
The following table summarizes our consolidated GAAP financial results:

	For the fiscal years ended October 31,
	2025	2024	Change
	In millions, except per share amounts
Net revenue	$34,296	$30,127	13.8%
Gross profit	$10,377	$9,878	5.1%
Gross profit margin	30.3%	32.8%	(2.5)pts
(Loss) earnings from operations	$(437)	$2,190	(120.0)%
Operating profit margin	(1.3)%	7.3%	(8.6)pts
Net earnings attributable to HPE	$57	$2,579	(97.8)%
Net (loss) earnings attributable to common stockholders	$(59)	$2,554	(102.3)%
Diluted net (loss) earnings per share attributable to common stockholders(1)	$(0.04)	$1.93	$(1.97)
Cash flow provided by operations	$2,919	$4,341	$(1,422)
The following table summarizes our consolidated non-GAAP financial results:

	For the fiscal years ended October 31,
	2025	2024	Change
	In millions, except per share amounts
Non-GAAP gross profit	$10,805	$9,893	9.2%
Non-GAAP gross profit margin	31.5%	32.8%	(1.3)pts
Non-GAAP earnings from operations	$3,353	$3,168	5.8%
Non-GAAP operating profit margin	9.8%	10.5%	(0.7)pts
Non-GAAP net earnings attributable to HPE	$2,753	$2,655	3.7%
Non-GAAP net earnings attributable to common stockholders	$2,637	$2,630	0.3%
Non-GAAP diluted net earnings per share attributable to common stockholders(1)	$1.94	$1.99	$(0.05)
Free cash flow	$986	$2,297	$(1,311)

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
The following table presents our ARR:

	For the fiscal years ended October 31,
	2025	2024
	Dollars in millions
ARR	$3,151	$1,938
Year-over-year growth rate	63%	49%
The 63% year over year increase in ARR was primarily due to growth in the Networking segment due to the Merger and an expanding customer installed base. The ARR attributed to the Hybrid Cloud and Server segments increased due to an expanded range of HPE GreenLake Flex Solutions and increased Server aaS activity.
Capital Returns to Stockholders
Returning capital to our stockholders remains an important part of our capital allocation framework, which also consists of strategic investments. We believe our existing balance of cash and cash equivalents, along with commercial paper and other short-term liquidity arrangements, are sufficient to satisfy our working capital needs, capital asset purchases, dividends, debt repayments, and other liquidity requirements associated with our existing operations. As of October 31, 2025, our cash, cash equivalents and restricted cash were $5.9 billion, compared to $15.1 billion as of October 31, 2024, representing a decrease of $9.2 billion.

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
The majority of our revenue is derived from sales of products and services and the associated support and maintenance, and such revenue is recognized when, or as, control of promised products or services is transferred to the customer at the transaction price. Transaction price is adjusted for variable consideration, including rebates, which may be offered in contracts with customers, partners, and distributors.
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
Business Combinations
We account for acquired businesses using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires significant judgment in determining critical estimates and assumptions. Critical estimates in valuing intangible assets include the projected revenues, technology obsolescence rate, royalty rates, and discount rates for developed technology and IPR&D; the projected revenues, customer retention rate, forecasted growth in earnings before interest, taxes, depreciation & amortization, and discount rate for the customer contracts, customer lists and distribution agreements. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value of the intangible assets acquired. Third-party valuation specialists are utilized for certain estimates.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Taxes on Earnings
We are subject to income taxes in the U.S. and approximately 75 other countries. Significant judgment is required in determining the consolidated provision for income taxes.
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
We are subject to routine corporate income tax audits in the U.S. and numerous foreign jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our Benefit (provision) for taxes, Net earnings and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest, and uncertain tax positions from acquired companies. For further discussion on taxes on earnings, refer to Note 6, “Taxes on Earnings,” to the Consolidated Financial Statements in Item 8 of Part II.
Goodwill
We review goodwill for impairment at the reporting unit level annually on the first day of the fourth quarter, or whenever events or circumstances indicate the carrying amount of goodwill may not be recoverable. We are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. We performed interim goodwill impairment tests as of November 1, 2024 and April 30, 2025 and our annual impairment test as of August 1, 2025.
As of October 31, 2025, our reporting units with goodwill are consistent with the reportable segments identified in Note 2, “Segment Information,” to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, with the exception of Networking and Corporate Investments and Other segments. The Networking segment contains two reporting units: Intelligent Edge and Juniper Networks. The Corporate Investments and Other segment contains the A & PS reporting unit.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

2025 Interim and Annual Goodwill Impairment Reviews
During fiscal 2025, we performed the following goodwill impairment tests, two of which resulted in goodwill impairment:
•Impairment test performed as of November 1, 2024 based on organizational changes impacting the composition of reporting units as of that date did not result in an impairment;
•Interim test performed as of April 30, 2025 due to indicators of potential impairment resulted in the Hybrid Cloud reporting unit being impaired; and
•Annual impairment test, which was performed as of August 1, 2025, resulted in the Hybrid Cloud reporting unit being impaired.
April 30, 2025 Interim Impairment Test
During the second quarter of fiscal 2025, the macroeconomic environment experienced a rapid deterioration, primarily driven by the announcement and subsequent modifications of international tariffs, an escalation in global trade tensions, and increasing geopolitical uncertainty. These events contributed to significant movement in inputs used to determine the weighted-average cost of capital. As of April 30, 2025, we determined that an indicator of potential impairment existed to require an interim quantitative goodwill impairment test for its reporting units.
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
August 1, 2025 Annual Impairment Test
Based on the results of the annual quantitative impairment test performed as of August 1, 2025, the fair value of the Hybrid Cloud reporting unit was below the carrying value assigned to Hybrid Cloud. The decline in the fair value of the Hybrid Cloud reporting unit was primarily driven by a strategic shift away from the Non-IP storage business. The fair value of the Hybrid Cloud reporting unit was based on a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows which we consider to be a level 3 unobservable input in the fair value hierarchy.
Prior to the quantitative goodwill impairment test, we tested the recoverability of long-lived assets and other assets of the Hybrid Cloud reporting unit and concluded that such assets were not impaired. The quantitative goodwill impairment test indicated that the carrying value of the Hybrid Cloud reporting unit exceeded its fair value by $0.2 billion. As a result, we recorded a goodwill impairment charge of $0.2 billion in the fourth quarter of fiscal 2025.
Subsequent to the impairment of Hybrid Cloud reporting unit, the indicated fair values of the reporting units exceeded their respective carrying amounts by a range of 0% to 240%. In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. Based on the results of this hypothetical 10% decrease all of the reporting units had an excess of fair value over carrying amount, except Server and Hybrid Cloud.
The Hybrid Cloud reporting unit has remaining goodwill of $3.3 billion as of October 31, 2025 and an excess of fair value over carrying value of 0% as of the annual test date. Hybrid Cloud business is transitioning to a more cloud-native, software-defined platform with HPE Alletra. Translating this growth to revenue and operating income will take time because a greater mix of high margin business, such as ratable software and services, are deferred and recognized in future periods.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The excess of fair value over carrying amount for the Server reporting unit was 11%. The Server reporting unit has a goodwill balance of $10.2 billion as of October 31, 2025. In the current macroeconomic and inflationary environment, customers have invested selectively, resulting in moderate unit growth and competitive pricing in the traditional servers business. While the AI servers business is growing at a faster pace, because graphics processing units represent a large portion of the solutions, the pricing is very competitive and margins are limited. The Server business continues to focus on capturing market share in both traditional and AI servers, while maintaining operating margin and leveraging its strong portfolio of products.
If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted-average cost of capital increases, or if we have a significant or sustained decline in our stock price, it is possible the estimates for our Hybrid Cloud and Server reporting units’ ability to successfully address the current challenges may change, which could result in the carrying value of the Hybrid Cloud and Server reporting units exceeding their estimated fair value and potential impairment charges.
RESULTS OF OPERATIONS
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31,
	2025		2024		2023
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$34,296	100.0%	$30,127	100.0%	$29,135	100.0%
Cost of sales (exclusive of amortization shown separately below)	23,919	69.7	20,249	67.2	18,896	64.9
Gross profit	10,377	30.3	9,878	32.8	10,239	35.1
Research and development	2,518	7.3	2,246	7.5	2,349	8.1
Selling, general and administrative	5,704	16.6	4,871	16.2	5,160	17.7
Amortization of intangible assets	511	1.5	267	0.9	288	1.0
Impairment charges	1,621	4.7	—	—	—	—
Transformation costs	2	—	93	0.3	283	1.0
Acquisition, disposition and other charges	458	1.3	211	0.7	70	0.2
(Loss) earnings from operations	(437)	(1.3)	2,190	7.3	2,089	7.2
Interest and other, net	(175)	(0.5)	(117)	(0.4)	(104)	(0.4)
Gain on sale of equity interest	—	—	733	2.4	—	—
Gain on sale of a business	248	0.7	—	—	—	—
Earnings from equity interests	79	0.2	147	0.5	245	0.8
(Loss) earnings before provision for taxes	(285)	(0.9)	2,953	9.8	2,230	7.6
Benefit (provision) for taxes	342	1.0	(374)	(1.2)	(205)	(0.7)
Net earnings attributable to HPE	57	0.2	2,579	8.6	2,025	7.0
Preferred stock dividends	(116)	(0.3)	(25)	(0.1)	—	—
Net (loss) earnings attributable to common stockholders	$(59)	(0.2)%	$2,554	8.5%	$2,025	7.0%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2025 compared with fiscal 2024
Net revenue
In fiscal 2025, total net revenue of $34.3 billion represented an increase of $4.2 billion, or 13.8%. U.S. net revenue increased by $2.5 billion, or 23.1% to $13.4 billion, and net revenue from outside of the U.S. increased by $1.7 billion, or 8.6%, to $20.9 billion.
The components of the weighted net revenue change by segment were as follows:

	For the fiscal years ended October 31,
	2025	2024
	Percentage Points
Server	5.4	6.3
Hybrid Cloud	0.9	(0.3)
Networking	7.7	(2.9)
Financial Services	—	0.1
Corporate Investments and Other	(0.8)	0.1
Total segment	13.2	3.3
Elimination of intersegment net revenue and other	0.6	0.1
Total HPE	13.8	3.4
Fiscal 2025 compared with fiscal 2024
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Server net revenue increased $1,641 million, or 10.2%, primarily due to higher net AUPs
•Hybrid Cloud net revenue increased $267 million, or 4.9%, primarily due to higher Hybrid Cloud service revenue
•Networking net revenue increased $2,318 million, or 51.1%, primarily due to revenue attributable to Juniper Networks
•Financial Services net revenue decreased $8 million, or 0.2%, primarily due to lower rental revenue on lower average operating leases
•Corporate Investments and Other net revenue decreased $238 million, or 23.5%, primarily due to the divestiture of the Communications Technology Group (“CTG”) business
Gross profit
Fiscal 2025 total gross profit margin of 30.3% represents a decrease of 2.5 percentage points as compared to the respective prior year period. The decrease was primarily due to an increase in cost of sales in the Server, Networking, and Hybrid Cloud segments.
Operating expenses
Research and development (“R&D”)
R&D expense increased by $272 million, or 12.1%, primarily due to operating expenses associated with Juniper Networks, which contributed 17.3 percentage points to the change. The increase was partially offset by lower operating expenses due to higher mix of capital versus expense investment, which contributed 8.6 percentage points to the change.
Selling, general and administrative (“SG&A”)
SG&A expense increased by $833 million, or 17.1%, primarily due to increased operating expenses associated with Juniper Networks and higher employee costs, which contributed 14.1 percentage points to the change, and the expenses incurred related to the cost reduction program, which contributed 3.1 percentage points to the change.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Amortization of intangible assets
Amortization of intangible assets increased by $244 million, or 91%, primarily due to the amortization expense of the acquired intangibles as a result of the Merger. The increase was partially offset by certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.
Impairment charges
In fiscal 2025, we recorded goodwill impairment charges and the impairment of certain fixed assets of $1.6 billion. It was determined that the fair value of the Hybrid Cloud reporting unit was below the carrying value of its net assets. The decline in the fair value was primarily driven by an increase in the discount rate used in the discounted cash flows analysis, driven by heightened macroeconomic uncertainty. Refer to Note 11, “Goodwill and Intangible Assets,” to the Consolidated Financial Statements in Item 8 of Part II for more information.
Acquisition, disposition and other charges
Acquisition, disposition and other charges increased by $247 million, or 117.1%, primarily due to the Merger.
Interest and other, net
Interest and other, net expense increased by $58 million, or 49.6%, primarily due to higher loss on equity investments of $122 million in the current fiscal year and increase in net interest expense of $114 million. The increase was partially offset by an increase in the non-service net periodic benefit credit of $104 million and the gain of $52 million from the settlement to resolve claims solely against Sushovan Hussain in the ongoing Autonomy litigation.
Gain on sale of equity interest
On September 4, 2024, the Company divested 30% of the total issued share capital of H3C to UNIS. In connection with this sale, we recorded a gain on sale of equity interest of $733 million in fiscal 2024.
Gain on sale of a business
On December 1, 2024, we completed the disposition of CTG. We received net proceeds of $210 million and recognized a gain of $248 million.
Earnings from equity interests
In fiscal 2025, Earnings from equity interests decreased by $68 million, or 46.3%, primarily due to lower earnings from our equity interest in H3C as a result of the disposition of 30% of the total issued share capital of H3C in fiscal 2024.
Benefit (provision) for taxes
For fiscal 2025 and 2024, we recorded income tax benefit of $342 million and income tax expense of $374 million, respectively, which reflect effective tax rates of 120.0% and 12.7%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but is also impacted by discrete tax adjustments during the fiscal year. The effective tax rate for fiscal 2025 also included the effects of the non-deductible goodwill impairment.
In fiscal 2025, we recorded $693 million of net income tax benefits related to various items discrete to the year. These amounts primarily included:
•$402 million of net income tax benefits related to costs incurred as a result of the Merger which was inclusive of a $327 million net income tax benefit from the tax impact of integration transactions,
•$76 million of net income tax benefits related to the release of certain state valuation allowances due to changes in tax law,
•$61 million of net income tax benefits related to the reduction in uncertain tax positions due to statute of limitations expirations, and
•$55 million of net income tax benefits related to the cost reduction program.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

In fiscal 2024, we recorded $43 million of net income tax charges related to various items discrete to the year. These amounts primarily included:
•$104 million of net income tax charges resulting from the gain on the H3C divestiture, which includes $215 million of U.S. and foreign income tax charges offset by $111 million of income tax benefit for the release of an uncertain tax benefit related to the prior divestiture, partially offset by
•$54 million of income tax benefits related to transformation costs, and acquisition, disposition and other charges and
•$11 million of net excess tax benefits related to stock-based compensation.
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
Segment Results
The following provides an overview of our key financial metrics by segment for fiscal 2025 as compared to fiscal 2024:

	HPE Consolidated		Server		Hybrid Cloud		Networking		Financial Services		Corporate Investments and Other
	Dollars in millions, except for per share amounts
Net revenue(1)		$34,296		$17,745		$5,754		$6,850		$3,504		$776
Year-over-year change %	13.8%		10.2%		4.9%		51.1%		(0.2)%		(23.5)%
Gross Profit as a % of net revenue	30.3%		20.9%		37.0%		59.8%		18.5%		22.9%
(Loss) earnings from operations(2)		$(437)		$1,343		$335		$1,596		$361		$(32)
(Loss) earnings from operations as a % of net revenue	(1.3)%		7.6%		5.8%		23.3%		10.3%		(4.1)%
Year-over-year change percentage points	(8.6)	pts	(3.6)	pts	1.1	pts	(1.3)	pts	1.3	pts	(1.6)	pts

(1)HPE consolidated net revenue excludes inter-segment net revenue.
(2)Segment earnings (loss) from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, impairment charges, transformation costs, H3C divestiture related severance costs, severance costs related to the cost reduction program, and acquisition, disposition and other charges.
Server

	For the fiscal years ended October 31,
	2025	2024	2023	2025 vs 2024 % Change
	Dollars in millions
Net revenue	$17,745	$16,104	$14,266	10.2%
Cost of sales	14,038	12,060	10,071	16.4%
Gross profit	3,707	4,044	4,195	(8.3)%
Operating expenses	2,364	2,240	2,380	5.5%
Earnings from operations	$1,343	$1,804	$1,815	(25.6)%
Earnings from operations as a % of net revenue	7.6%	11.2%	12.7%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2025 compared with fiscal 2024
Server net revenue increased by $1,641 million, or 10.2%, primarily due to a $1,691 million, or 13.3%, increase in product revenue. The increase in product revenue was primarily due to higher net AUPs of $2,556 million, or 20.1%, partially offset by a decrease in net unit volume of $827 million, or 6.5%.
Server gross profit decreased by $337 million, or 8.3%, primarily driven by an increase in cost of sales by $1,978 million, or 16.4%, due to the input cost increases and higher mix of lower margin products.
Earnings from operations decreased by $461 million, or 25.6%, primarily driven by lower gross profit and an increase in operating expenses by $124 million, or 5.5%, due to higher SG&A expenses.
Hybrid Cloud

	For the fiscal years ended October 31,
	2025	2024	2023	2025 vs 2024 % Change
	Dollars in millions
Net revenue	$5,754	$5,487	$5,588	4.9%
Cost of sales	3,624	3,302	3,314	9.8%
Gross profit	2,130	2,185	2,274	(2.5)%
Operating expenses	1,795	1,926	2,027	(6.8)%
Earnings from operations	$335	$259	$247	29.3%
Earnings from operations as a % of net revenue	5.8%	4.7%	4.4%
Fiscal 2025 compared with fiscal 2024
Hybrid Cloud net revenue increased by $267 million, or 4.9%, due to an increase in Hybrid Cloud service revenue by $285 million, or 11.7%. The increase was primarily driven by higher services contribution from private cloud solutions. Hybrid Cloud product revenue was relatively flat.
Hybrid Cloud gross profit decreased by $55 million, or 2.5%, primarily driven by an increase in cost of products as we transition to a more software-defined platform with HPE Alletra.
Hybrid Cloud earnings from operations increased by $76 million, or 29.3%, due to a decrease in operating expenses by $131 million, or 6.8%, primarily driven by capitalization of software costs and cost containment measures, partially offset by a decrease in gross profit as mentioned above.
Networking

	For the fiscal years ended October 31,
	2025	2024	2023	2025 vs 2024 % Change
	Dollars in millions
Net revenue	$6,850	$4,532	$5,379	51.1%
Cost of sales	2,756	1,706	2,228	61.5%
Gross profit	4,094	2,826	3,151	44.9%
Operating expenses	2,498	1,711	1,808	46.0%
Earnings from operations	$1,596	$1,115	$1,343	43.1%
Earnings from operations as a % of net revenue	23.3%	24.6%	25.0%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2025 compared with fiscal 2024
Networking net revenue increased by $2,318 million, or 51.1%, primarily due to a $1,444 million, or 43.2%, increase in product revenue, and $874 million, or 73.6%, increase in service revenue. The increase in product revenue was primarily led by revenue attributable to Juniper Networks of $1,367 million, or 40.9%, higher volume and product mix effect of $152 million, or 4.5%, partially offset by lower AUPs of $72 million, or 2.2%. The increase in service revenue was primarily led by revenue attributable to Juniper Networks of $729 million, or 61.4%, and increased services net revenue primarily from our aaS offerings of $144 million, or 12.1%.
Networking gross profit increased by $1,268 million, or 44.9%, primarily driven by increased net revenue as mentioned above. The increase was partially offset by higher cost of sales of $1,050 million, or 61.5%, which was primarily attributable to Juniper Networks and higher input cost.
Networking earnings from operations increased by $481 million, or 43.1%, primarily due to higher gross profit, which was partially offset by an increase in operating expenses of $787 million, or 46.0%. The increase in operating expenses was primarily attributable to Juniper Networks.
Financial Services

	For the fiscal years ended October 31,
	2025	2024	2023	2025 vs 2024 % Change
	Dollars in millions
Net revenue	$3,504	$3,512	$3,480	(0.2)%
Cost of sales	2,856	2,923	2,919	(2.3)%
Gross profit	648	589	561	10.0%
Operating expenses	287	273	280	5.1%
Earnings from operations	$361	$316	$281	14.2%
Earnings from operations as a % of net revenue	10.3%	9.0%	8.1%
Fiscal 2025 compared with fiscal 2024
FS net revenue decreased by $8 million, or 0.2%, primarily due to lower rental revenue on lower average operating leases, largely offset by higher finance income from higher average finance leases, higher asset management remarketing revenue, and asset recovery services revenue.
FS gross profit increased by $59 million, or 10.0%, primarily driven by a decrease in cost of sales of $67 million, or 2.3%, largely due to lower depreciation expense, partially offset by higher bad debt expense.
FS earnings from operations increased by $45 million, or 14.2%, primarily due to higher gross profits, partially offset by an increase in operating expenses by $14 million, or 5.1% resulting from higher SG&A expenses.
Financing Volume

	For the fiscal years ended October 31,
	2025	2024	2023
	In millions
Financing volume	$5,475	$6,616	$6,412
Financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased by 17.2% in fiscal 2025 as compared to the prior-year period. The decrease was primarily driven by lower financing of both HPE and third-party product sales and services.
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
The portfolio assets and ratios derived from the segment balance sheets for FS were as follows:

	As of October 31
	2025	2024
	Dollars in millions
Financing receivables, gross	$9,740	$9,647
Net equipment under operating leases	3,159	3,632
Capitalized profit on intercompany equipment transactions(1)	388	396
Intercompany leases(1)	134	119
Gross portfolio assets	13,421	13,794
Allowance for doubtful accounts(2)	189	177
Operating lease equipment reserve	51	30
Total reserves	240	207
Net portfolio assets	$13,181	$13,587
Reserve coverage	1.8%	1.5%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)Intercompany activity is eliminated in consolidation.
(2)Allowance for credit losses for financing receivables includes both the short- and long-term portions.
(3)Debt benefiting FS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with FS and its subsidiaries. Debt benefiting FS totaled $11.6 billion and $11.8 billion at October 31, 2025 and 2024, respectively, and was determined by applying an assumed debt-to-equity ratio, which management believes to be comparable to that of other similar financing companies. FS equity at October 31, 2025 and 2024, was $1.7 billion.
As of October 31, 2025 and 2024, FS net cash and cash equivalents balances were $727 million and $533 million, respectively.
Net portfolio assets as of October 31, 2025 decreased 3.0% from October 31, 2024. The decrease generally resulted from portfolio runoff exceeding new financing volume during the period.
FS bad debt expense includes charges to general reserves, specific reserves and write-offs for sales-type, direct-financing and operating leases. FS recorded net bad debt expense of $96 million, $57 million and $59 million in fiscal 2025, 2024 and 2023, respectively.
Corporate Investments and Other

	For the fiscal years ended October 31,
	2025	2024	2023	2025 vs 2024 % Change
	Dollars in millions
Net revenue	$776	$1,014	$985	(23.5)%
Cost of sales	598	795	808	(24.8)%
Gross profit	178	219	177	(18.7)%
Operating expenses	210	244	254	(13.9)%
Loss from operations	$(32)	$(25)	$(77)	(28.0)%
Loss from operations as a % of net revenue	(4.1)%	(2.5)%	(7.8)%
Fiscal 2025 compared with fiscal 2024
Corporate Investments and Other net revenue decreased by $238 million, or 23.5%, primarily due to the divestiture of the CTG business effective December 1, 2024.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Gross profit decreased by $41 million, or 18.7%, primarily due to lower net revenue driven by the divestiture of the CTG business, partially offset by a decrease in cost of sales.
Loss from operations increased by $7 million, or 28.0%, primarily driven by lower gross profit, partially offset by a decrease in operating expenses due to the divestiture of the CTG business.
LIQUIDITY AND CAPITAL RESOURCES
Current Overview
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. We anticipate that the funds made available and cash generated from our operations, along with our access to capital markets, will be sufficient to meet our liquidity requirements for at least the next twelve months and for the foreseeable future thereafter. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A and market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A.
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S. as of October 31, 2025. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
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
In connection with the share repurchase program previously authorized by our Board of Directors, during fiscal 2025, we repurchased and settled an aggregate amount of $202 million. As of October 31, 2025, we had a remaining authorization of approximately $3.6 billion for future share repurchases. For more information on our share repurchase program, refer to Note 15, “Stockholders' Equity,” to the Consolidated Financial Statements in Item 8 of Part II.
On November 17, 2025 and November 28, 2025, we announced plans to divest our remaining investment in H3C’s issued share capital for approximately $1.4 billion. For more information on the pending divestiture of H3C shares, refer to Note 19, “Equity Interests,” to the Consolidated Financial Statements in Item 8 of Part II.
On May 23, 2024, we announced plans to divest our CTG business to HCLTech. CTG was included in our Communications and Media Solutions business, which was reported in the Corporate Investments and Other segment. This divestiture includes the platform-based software solutions portions of the CTG portfolio, including systems integration, network applications, data intelligence, and the business support systems groups. On December 1, 2024, we completed the disposition of CTG. We received net proceeds of $210 million and recognized a gain of $248 million included in Gain on sale of a business in the Consolidated Statements of Earnings.
HPE funded the aggregate consideration for the Merger through a combination of cash from its balance sheet, commercial paper issuances, and borrowings pursuant to the three-year delayed-draw term loan credit facility of $3.0 billion and the 364-day delayed-draw term loan credit facility of $1.0 billion entered into in September 2024. As of October 31, 2025, $2.0 billion was outstanding against the three-year delayed-draw term loan credit facility while no balances were outstanding against the 364-day delayed-draw term loan credit facility.

For more information on the drawdown term loan facility, see Note 14, “Borrowings,” to the Consolidated Financial Statements in Item 8 of Part II.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Liquidity
Our cash, cash equivalents, restricted cash, total debt and available borrowing resources were as follows:

	As of October 31,
	2025	2024	2023
	In millions
Cash, cash equivalents and restricted cash	$5,859	$15,105	$4,581
Total debt	22,365	18,246	12,355
Available borrowing resources(1)	6,122	6,009	6,588
Commercial paper programs(2)	5,069	5,101	5,071
Uncommitted lines of credit(3)	$1,053	$908	$1,517

(1)The fiscal 2024 period excludes the financing commitment for the Merger. The maximum aggregate commitment under those facilities was $4.0 billion, however, no balances were outstanding under these facilities as of October 31, 2024. These facilities were not available as of the end of fiscal 2023.
(2)     The maximum borrowing amounts available under the commercial paper programs and revolving credit facility are $5.75 billion and $5.25 billion, respectively, as at October 31, 2025. The combined borrowings between both sources cannot exceed $5.75 billion.
(3)    The maximum aggregate capacity under the uncommitted lines of credit is $1.4 billion of which $0.4 billion was primarily utilized towards issuances of bank guarantees as of October 31, 2025.
The following tables represent the way in which management reviews cash flows:

	For the fiscal years ended October 31,
	2025	2024	2023
	In millions
Net cash provided by operating activities	$2,919	$4,341	$4,428
Net cash used in investing activities	(13,190)	(53)	(3,284)
Net cash provided by (used in) financing activities	1,046	6,283	(1,362)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(21)	(47)	36
Change in cash, cash equivalents and restricted cash	$(9,246)	$10,524	$(182)
Free cash flow	$986	$2,297	$2,238
Operating Activities
Net cash provided by operating activities decreased by $1.4 billion for fiscal 2025, as compared to fiscal 2024. The decrease was primarily due to unfavorable working capital, largely resulting from timing of vendor payments moderated by lower inventory purchases. The decrease was partially offset by lower financing lease volume and higher net cash generated from operations in the current period.

Our working capital metrics and cash conversion impacts were as follows:

	As of October 31,
	2025	2024	2023
Days of sales outstanding in accounts receivable (“DSO”)	49	38	43
Days of supply in inventory (“DOS”)	89	120	87
Days of purchases outstanding in accounts payable (“DPO”)	(108)	(170)	(134)
Cash conversion cycle	30	(12)	(4)
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three-month period in fiscal 2024, the increase in DSO by 11 days in the current period was primarily due to a decrease in early payments, along with the impact of incremental receivables as a result of the Merger.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2024, the decrease in DOS by 31 days in the current period was primarily due to higher shipments for large deals and lower purchases due to seasonality.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2024, the decrease in DPO by 62 days in the current period was primarily due to lower purchases, along with higher payments to outsourced manufacturers.
Investing Activities
Net cash used in investing activities increased by $13.1 billion in fiscal 2025, as compared to fiscal 2024. The increase was primarily due to a payment of $12.3 billion (net of cash acquired) made during the current period for the Merger, and proceeds of $2.1 billion from the prior-year sale of 30% of the total issued share capital of H3C. The increase was moderated by higher proceeds from the sale of available-for-sale securities of $0.9 billion and proceeds from the divestiture of our CTG business for $0.2 billion during the current period, as compared to the prior-year period.
Financing Activities
Net cash provided by financing activities decreased by $5.2 billion in fiscal 2025, as compared to fiscal 2024. This decrease was primarily due to lower proceeds from debt of $2.1 billion (net of issuance costs), higher repayments of debt of $1.4 billion, and higher cash utilized for stock-based award activities of $0.2 billion during the current period, as compared to the prior-year period. In addition, the prior-year period included proceeds from the issuance of the Preferred Stock (net of issuance costs) of $1.5 billion.
Free Cash Flow
Free cash flow (“FCF”) represents cash flow from operations less net capital expenditures (investments in property, plant and equipment (“PP&E”) and software assets less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. FCF decreased by $1.3 billion in fiscal 2025, as compared to fiscal 2024, primarily due to lower cash provided by operating activities. For more information on our FCF, refer to the section entitled “GAAP to non-GAAP Reconciliations” included in this MD&A.
For more information on the impact of operating assets and liabilities to our cash flows, see Note 7, “Balance Sheet Details,” to the Consolidated Financial Statements in Item 8 of Part II.
Capital Resources
Debt Levels

	As of October 31,
	2025	2024	2023
	Dollars in millions
Short-term debt	$4,609	$4,742	$4,868
Long-term debt	$17,756	$13,504	$7,487
Weighted-average interest rate	4.8%	5.4%	5.4%

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
Significant funding and liquidity activities for fiscal 2025 were as follows:
Debt Issuances:
•In October 2025, we issued $660 million of asset-backed debt securities in six tranches at a weighted-average interest rate of 4.314% and a final maturity date of May 2033.
•In September 2025, we issued (i) $900 million of 4.05% Senior Notes due September 15, 2027, (ii) $300 million of Floating Rate Notes due September 15, 2028, (iii) $850 million of 4.15% Senior Notes due September 15, 2028, and (iv) $850 million of 4.40% Senior Notes due October 15, 2030.
•In July 2025, we assumed fixed-rate Senior Notes of Juniper Networks with par value of $1.7 billion as a part of the Merger. For further information see Note 10, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Item 8 of Part II.
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
Debt Repayments:
•In October 2025, we prepaid $1 billion against the $3.0 billion we initially borrowed under the three-year delayed-draw term loan credit facility. The repayment was made at par, along with accrued interest.
•In September 2025, we repaid the entire $1 billion under the 364-day delayed-draw term loan credit facility. The repayment was made at par, along with accrued interest.
•In September 2025, we redeemed the entire $2.5 billion aggregate principal amount of its outstanding 4.900% Notes with an original maturity date of October 15, 2025. The Notes were redeemed at par, plus accrued and unpaid interest up to, but not including, the redemption date of September 17, 2025.
•During fiscal 2025, we repaid $1.5 billion of the outstanding asset-backed debt securities.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Cash Requirements and Commitments
Long-term debt and interest payments on debt
As of October 31, 2025, future principal payment obligations on our long-term debt including asset-backed debt securities totaled $21.7 billion of which $3.8 billion is due within one year. As of October 31, 2025, our finance lease obligations, including interest, was $35 million, of which $7 million is to be due within one year. For more information on our debt, see Note 14, “Borrowings,” to the Consolidated Financial Statements in Item 8 of Part II.
As of October 31, 2025, future interest payments relating to our long-term debt is estimated to be approximately $8.1 billion, of which $1.0 billion is expected to be due within one year. We use interest rate swaps to mitigate the exposure of our fixed rate debt to changes in fair value resulting from changes in interest rates, or hedge the variability of cash flows in the interest payments associated with our variable-rate debt. The impact of our outstanding interest rate swaps as of October 31, 2025 was factored into the calculation of the future interest payments on long-term debt.
Operating lease obligations
We enter into various leases as a lessee for assets including office buildings, data centers, vehicles, and aviation. As of October 31, 2025, operating lease obligations, net of sublease rental income totaled $1.8 billion, of which $342 million is due within one year. For more information on our leases, see Note 8, “Accounting for Leases as a Lessee,” to the Consolidated Financial Statements in Item 8 of Part II.
Unconditional purchase obligations
Our unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty. As of October 31, 2025, unconditional purchase obligations totaled $3.3 billion, of which $2.0 billion is due within one year. In connection with the Merger, our unconditional purchase obligations increased by $1.5 billion. For more information on our unconditional purchase obligations, see Note 17, “Litigation, Contingencies, and Commitments,” to the Consolidated Financial Statements in Item 8 of Part II.
Retirement Benefit Plan Funding
In fiscal 2026, we anticipate making contributions of $220 million to our non-U.S. pension plans. Our policy is to fund pension plans to meet at least the minimum contribution requirements, as established by various authorities including local government and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are not considered as contractual obligations because they do not represent contractual cash outflows, as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans,” to the Consolidated Financial Statements in Item 8 of Part II.
Restructuring Plans
As of October 31, 2025, we expect to make future cash payments of approximately $112 million in connection with our approved restructuring plans, which includes $28 million expected to be paid in fiscal 2026 and $84 million expected to be paid thereafter. Payments for restructuring activities are not considered as contractual obligations, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities, see Note 3, “Transformation Programs,” to the Consolidated Financial Statements in Item 8 of Part II.
Cost Savings Plans
The Program is expected to be implemented through fiscal year 2026. The estimates of the duration of the Program, the charges and expenditures that we expect to incur in connection therewith, and the timing thereof are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In connection with the integration of Juniper Networks, we expect to incur costs over the next three fiscal years to achieve synergies, actual costs incurred may differ from estimates. As of October 31, 2025, we expect to make future cash payments of approximately $1.1 billion in connection with these cost savings plans, which includes $690 million expected to be paid through the remainder of fiscal 2026 and $420 million expected to be paid thereafter.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Uncertain Tax Positions
As of October 31, 2025, we had approximately $194 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $2 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings,” to the Consolidated Financial Statements in Item 8 of Part II.
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
GAAP TO NON-GAAP RECONCILIATIONS
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the fiscal years ended October 31,
	2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars In millions
GAAP net revenue	$34,296	100.0%	$30,127	100.0%
GAAP cost of sales	23,919	69.7%	20,249	67.2%
GAAP gross profit	10,377	30.3%	9,878	32.8%
Non-GAAP adjustments
Stock-based compensation expense	49	0.1%	49	0.2%
Acquisition, disposition and other charges(1)	236	0.7%	(34)	(0.1)%
Cost reduction program	126	0.4%	—	—%
H3C divestiture related severance costs	17	—%	—	—%
Non-GAAP gross profit	$10,805	31.5%	$9,893	32.8%

(1)     Includes disaster recovery and divestiture related exit costs. For fiscal 2025, Acquisition, disposition and other charges include non-cash amortization of fair value adjustment for inventory in connection with the Merger, which was recorded in cost of sales.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Reconciliation of GAAP earnings (loss) from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the fiscal years ended October 31,
	2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars In millions
GAAP (loss) earnings from operations	$(437)	(1.3)%	$2,190	7.3%
Non-GAAP adjustments:
Amortization of intangible assets	511	1.5%	267	0.9%
Impairment charges	1,621	4.7%	—	—%
Transformation costs	2	—%	93	0.3%
Stock-based compensation expense	643	1.9%	430	1.4%
H3C divestiture related severance costs	97	0.3%	—	—%
Cost reduction program	275	0.8%	—	—%
Acquisition, disposition and other charges(1)	641	1.9%	188	0.6%
Non-GAAP earnings from operations	$3,353	9.8%	$3,168	10.5%

(1)     Includes disaster recovery and divestiture related exit costs. For fiscal 2025, Acquisition, disposition and other charges include non-cash amortization of fair value adjustment for inventory in connection with the Merger, which was recorded in cost of sales.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Reconciliation of GAAP net earnings and diluted net earnings per share to non-GAAP net earnings and diluted net earnings per share.

	For the fiscal years ended October 31,
	2025		2024
	Dollars	Diluted Net EPS(1)	Dollars	Diluted Net EPS
	Dollars in millions except per share amounts
GAAP net (loss) earnings attributable to common stockholders	$(59)	$(0.04)	$2,554	$1.93
Preferred stock dividends	116		25
GAAP net earnings attributable to HPE	57	$(0.04)	2,579	$1.93
Non-GAAP adjustments:
Amortization of intangible assets	511	0.39	267	0.20
Impairment charges	1,621	1.22	—	—
Transformation costs	2	—	93	0.07
Stock-based compensation expense	643	0.49	430	0.32
Gain on sale of a business	(248)	(0.19)	—	—
H3C divestiture related severance costs	97	0.07	—	—
Cost reduction program	275	0.21	—	—
Acquisition, disposition and other charges(2)	641	0.49	188	0.15
Litigation judgment	(52)	(0.04)	—	—
Gain on sale of equity interest	—	—	(733)	(0.55)
Loss on equity investments, net	140	0.10	(94)	(0.07)
Adjustments for taxes	(828)	(0.64)	(95)	(0.07)
Other adjustments(3)(4)	(106)	(0.12)	20	0.01
Non-GAAP net earnings attributable to HPE(5)	2,753	1.94	2,655	1.99
Preferred stock dividends	(116)		(25)
Non-GAAP net earnings attributable to common stockholders	$2,637		$2,630

(1)     Non-GAAP diluted net EPS reflects any dilutive effect of outstanding convertible preferred stock and employee stock plans, but that effect is excluded when calculating GAAP diluted net EPS as that would be anti-dilutive. See Note 16 “Net (Loss) Earnings Per Share,” to the Condensed Consolidated Financial Statements in Item 1 of Part I for further information.
(2)    Includes disaster recovery and divestiture related exit costs. For fiscal 2025, Acquisition, disposition and other charges include non-cash amortization of fair value adjustment for inventory in connection with the Merger, which was recorded in cost of sales.
(3)    Other adjustments includes non-service net periodic benefit credit and tax indemnification and other adjustments.
(4)    For fiscal 2025, the diluted net EPS adjustment includes the impact to Non-GAAP net earnings attributable to HPE for the dilutive effect of preferred stock and the employee stock plans.
(5)    For purposes of calculating Non-GAAP diluted net EPS, the preferred stock dividends are added back to the Non-GAAP net earnings attributable to common stockholders and the diluted weighted average share calculation assumes the preferred stock was converted at issuance or as of the beginning of the reporting period.
Shares used to calculate Non-GAAP diluted net EPS.

	For the fiscal years ended October 31,
	2025	2024
	In millions
Weighted-average shares used to compute basic net EPS	1,324	1,309
Dilutive effect of employee stock plans	18	18
Dilutive effect of 7.625% Series C mandatory convertible preferred stock	76	10
Weighted-average shares used to compute Non-GAAP diluted net EPS	1,418	1,337

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Reconciliation of net cash provided by operating activities to free cash flow.

	For the fiscal years ended October 31,
	2025	2024	2023
	In millions
Net cash provided by operating activities	$2,919	$4,341	$4,428
Investment in property, plant and equipment and software assets	(2,292)	(2,367)	(2,828)
Proceeds from sale of property, plant and equipment	380	370	602
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(21)	(47)	36
Free cash flow	$986	$2,297	$2,238
Use of non-GAAP Financial Measures
The non-GAAP financial measures presented are non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP earnings from operations, non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue), non-GAAP tax rate, non-GAAP net earnings attributable to HPE, non-GAAP net earnings attributable to common stockholders, non-GAAP diluted net earnings per share attributable to common stockholders, and FCF. These non-GAAP financial measures are not computed in accordance with, or as an alternative to, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to non-GAAP gross profit is gross profit. The GAAP measure most directly comparable to non-GAAP gross profit margin is gross profit margin. The GAAP measure most directly comparable to non-GAAP earnings from operations is earnings from operations. The GAAP measure most directly comparable to non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) is operating profit margin (earnings from operations as a percentage of net revenue). The GAAP measure most directly comparable to non-GAAP income tax rate is income tax rate. The GAAP measure most directly comparable to non-GAAP net earnings attributable to HPE and non-GAAP net earnings attributable to common stockholders is net earnings attributable to HPE and net earnings attributable to common stockholders. The GAAP measure most directly comparable to non-GAAP diluted net earnings per share attributable to common stockholders is diluted net earnings per share attributable to common stockholders. The GAAP measure most directly comparable to FCF is cash flow from operations.
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
Non-GAAP gross profit and non-GAAP gross profit margin are defined to exclude charges related to stock-based compensation expense, acquisition, disposition and other charges, severance costs associated with the cost reduction program, and H3C divestiture related severance costs. See below for the reasons management excludes each item:
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•We incur costs related to our acquisition, disposition and other charges. Charges include expenses associated with acquisitions, non-cash amortization of fair value adjustment for inventory in connection with the Merger, exit costs associated with disposal activities, and disaster (recovery) charges. We exclude these costs because we consider these charges to be discrete events and do not believe they are reflective of normal continuing business operations. For fiscal 2025, acquisition charges were driven by costs associated with the Merger and miscellaneous disposition related charges. For fiscal 2024, acquisition charges were driven by the Merger and prior acquisitions of Axis and Athonet.
•We incurred severance and other charges pursuant to cost management initiatives. We exclude these charges because we do not believe they are reflective of normal continuing business operations. We believe eliminating these adjustments for the purposes of calculating non-GAAP measures facilitates the evaluation of our current operating performance.
•We incurred H3C divestiture related severance costs in connection with the disposition of issued share capital of H3C held by HPE. On September 4, 2024, we divested 30% of the total issued share capital of H3C and received proceeds of $2.1 billion of pre-tax consideration ($2.0 billion post-tax). The divestiture resulted in decreased future investment earnings and cash dividend inflows resulting in a decision to implement offsetting cost savings measures. These measures include severance for certain of the Company’s employees. The non-GAAP adjustment represents our costs to execute these related exit actions to offset the loss in equity earnings and related cash flows. We expect future annualized cost savings of approximately $120 million following the completion of these actions.
Non-GAAP earnings from operations and non-GAAP operating profit margin consist of earnings from operations or earnings from operations as a percentage of net revenue excluding the items mentioned above and charges relating to the amortization of intangible assets, impairment charges, and transformation costs. In addition to the items previously explained above, management excludes these items for the following reasons:
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
•In fiscal 2025, we recorded non-cash impairment charges for the goodwill associated with our Hybrid Cloud reporting unit and the impairment of certain fixed assets. HPE believes that these non-cash charges do not reflect the Company’s operating results and is not indicative of the underlying performance of the business. HPE excludes these charges for purposes of calculating these non-GAAP measures to facilitate a supplemental evaluation of the Company’s current operating performance and comparisons to past operating results. Although this does not directly affect our cash position, the loss in value of goodwill over time can have a material impact on the equivalent GAAP earnings measure.
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
Non-GAAP net earnings attributable to HPE, non-GAAP net earnings attributable to common stockholders, and non-GAAP diluted net earnings per share attributable to common stockholders consist of net earnings or diluted net earnings per share excluding those same charges mentioned above, as well as other items such as gain on sale of a business, adjustments for equity interests, gain or loss on equity investments, other adjustments, and adjustments for taxes. Non-GAAP net earnings attributable to HPE and non-GAAP diluted net earnings per share attributable to common stockholders includes preferred stock dividends added back to non-GAAP net earnings attributable to HPE. The Adjustments for taxes line item includes certain income tax valuation allowances and separation taxes, the impact of tax law changes, structural rate adjustment, excess tax benefit from stock-based compensation, and adjustments for additional taxes or tax benefits associated with each non-GAAP item. In addition to the items previously explained, management excludes these items for the following reasons:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•Gain on sale of a business represents the gain associated with certain disposal activities. On December 1, 2024, we completed the disposition of CTG which resulted in a gain of $248 million. We consider this divestiture to be a discrete event and believe eliminating this adjustment for the purposes of calculating non-GAAP measures facilitates the evaluation of our current operating performance.
•During the six months ended April 30, 2024, we stopped reporting H3C earnings in our non-GAAP results due to the planned divestiture of the H3C investment. Per the terms of the original Put Share Purchase Agreement, we weren’t anticipating receiving dividends from this investment prospectively. However, on May 24, 2024, we entered into an Amended and Restated Put Share Purchase Agreement and an Agreement on Subsequent Arrangements, both with UNIS, which, taken together, revise the arrangements governing the aforementioned sale as previously set forth in the original Put Share Purchase Agreement. On September 4, 2024, we divested 30% of the total issued share capital of H3C. As of October 31, 2025, we continued to possess the option to sell the remaining 19% of the total issued share capital of H3C. Subsequent to fiscal year end, however, we entered into share purchase agreements to divest all of the remaining issued share capital of H3C held by HPE through its subsidiaries. We believe that eliminating these amounts for purposes of calculating non-GAAP financial measures facilitates the evaluation of our current operating performance.
•In the third quarter of fiscal 2025, Hewlett Packard Enterprise received $52 million from a settlement to resolve claims solely against Sushovan Hussain, in the ongoing Autonomy litigation. We exclude the litigation judgment for purposes of calculating non-GAAP measures to facilitate a supplemental evaluation of the Company’s current operating performance and comparisons to past operating results.
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
•We utilize a structural long-term projected non-GAAP income tax rate in order to provide consistency across the interim reporting periods and to eliminate the effects of items not directly related to our operating structure that can vary in size, frequency and timing. When projecting this long-term rate, we evaluated a three-year financial projection. The projected rate assumes no incremental acquisitions in the three-year projection period and considers other factors including our expected tax structure, our tax positions in various jurisdictions and current impacts from key legislation implemented in major jurisdictions where we operate. For fiscal 2025 and 2024, we used a projected non-GAAP income tax rate of 15%, which reflects currently available information as well as other factors and assumptions. The non-GAAP income tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate its long-term rate as appropriate. We believe that making these adjustments for purposes of calculating non-GAAP measures, facilitates a supplemental evaluation of our current operating performance and comparisons to past operating results.
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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 40 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2025 were the euro, Japanese yen, and British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses as of October 31, 2025 and 2024, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2025 and 2024, respectively. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $53 million and $44 million at October 31, 2025 and 2024, respectively.
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
We have performed sensitivity analyses as of October 31, 2025 and 2024, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, debt investments, net portfolio assets, and interest rate swaps. The analyses use actual or approximate maturities for the debt, debt investments, net portfolio assets, and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2025 and 2024, respectively. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, debt investments and net portfolio assets, net of interest rate swaps, of $261 million and $233 million at October 31, 2025 and 2024, respectively.
For more information about our debt, use of derivative instruments, forward contracts and investments, Refer to Note 1, “Overview and Summary of Significant Accounting Policies,” Note 13, “Financial Instruments,” and Note 14, “Borrowings,” of the Notes to the Consolidated Financial Statements section included in this report.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Hewlett Packard Enterprise Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hewlett Packard Enterprise Company and subsidiaries (the Company) as of October 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 18, 2025 expressed an unqualified opinion thereon.
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

Valuation of Goodwill

Description of the Matter
At October 31, 2025, the Company’s goodwill was $23.8 billion, of which $3.3 billion and $10.2 billion related to the Hybrid Cloud, and Server reporting units, respectively. As discussed in Note 11 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level and more frequently when warranted based on indicators of impairment. Auditing management’s goodwill impairment test for the Hybrid Cloud and Server reporting units was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate of the Hybrid Cloud and Server reporting units was sensitive to significant assumptions, such as the terminal revenue growth rate and operating margin, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over the significant assumptions described above.
To test the estimated fair value of the Company’s Hybrid Cloud and Server reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business model, product mix and other factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.
In addition, we tested management’s reconciliation of the fair value of all the reporting units to the market capitalization of the Company. We involved our valuation professionals to evaluate the application of valuation methodologies in the Company’s annual impairment test.

Estimation of variable consideration

Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue for sales to its customers after deducting management’s estimates of variable consideration which may include various rebates, volume-based discounts, price protection, and other incentive programs that are offered to customers, partners, and distributors. Estimated variable consideration is presented within other accrued liabilities on the consolidated balance sheet and totaled $1.0 billion at October 31, 2025. Auditing the estimates of variable consideration for certain rebates within the Networking segment included in this amount was complex and judgmental due to the level of uncertainty involved in management’s estimate of expected usage of these programs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating rebates, including controls over the significant assumptions described below.
To test the Company’s determination of variable consideration, we performed audit procedures that included, among others, evaluating the methodologies, testing the significant assumptions including revenue eligible for rebates and expected rebate rates and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions to historical experience of the Company to develop an expectation of future rebates on eligible revenue as of October 31, 2025, which we compared to management’s recorded amount. In addition, we inspected the underlying agreements and compared the incentive rates used in the Company’s analyses with contractual rates. We assessed the historical accuracy of management’s estimates by comparing previous estimates of rebate liabilities to the amount of actual payments in subsequent periods.

Acquisition of Juniper Networks – Valuation of customer contracts, customer lists and distribution agreements

Description of the Matter
As disclosed in Notes 1 and 10 to the consolidated financial statements, on July 2, 2025, the Company completed the acquisition of Juniper Networks, Inc. for total consideration of $13.6 billion. The Company allocated the net purchase price to assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition, including intangible assets of $6.2 billion, of which $2.4 billion relate to customer contracts, customer lists and distribution agreements.
Auditing the valuation of acquired customer contracts, customer lists and distribution agreements was complex and highly judgmental due to significant judgment and estimation by management when developing the fair value estimate of the customer contracts, customer lists & distribution agreement. Specifically, there was a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue, and forecasted growth in earnings before interest, taxes, depreciation & amortization, both of which are affected by expectations about future market and operational decisions and the discount rate used in estimating the fair value.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s valuation of acquired intangible assets, including controls over the significant assumptions described above.
To test the estimated fair value of the customer contracts, customer lists and distribution agreements intangible asset, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether and the degree to which changes to the Company’s forecast and other factors would affect the significant assumptions. Our testing also included comparing the significant assumptions used to the current and historical results of the acquired business and to other guideline companies within the same industry. We involved our valuation professionals to evaluate the application of valuation methodologies and test the discount rate used in the determination of the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2014.
Houston, Texas
December 18, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Hewlett Packard Enterprise Company

Opinion on Internal Control Over Financial Reporting
We have audited Hewlett Packard Enterprise Company and subsidiaries’ internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hewlett Packard Enterprise Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Juniper Networks, Inc., which is included in the 2025 consolidated financial statements of the Company and constituted 5% of total assets, after excluding goodwill and intangible assets acquired, as of October 31, 2025 and 6% of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Juniper Networks, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2025, and the related notes and our report dated December 18, 2025 expressed an unqualified opinion thereon.
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
December 18, 2025

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
Hewlett Packard Enterprise's management assessed the effectiveness of Hewlett Packard Enterprise's internal control over financial reporting as of October 31, 2025, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Management's evaluation of internal control over financial reporting excluded the internal control activities of Juniper Networks, Inc. which is included in the 2025 consolidated financial statements of Hewlett Packard Enterprise and constituted 5 percent of total assets excluding goodwill and intangible assets as of October 31, 2025, and 6 percent of net revenues for the year then ended. Based on the assessment by Hewlett Packard Enterprise's management, we determined that Hewlett Packard Enterprise's internal control over financial reporting was effective as of October 31, 2025. The effectiveness of Hewlett Packard Enterprise's internal control over financial reporting as of October 31, 2025 has been audited by Ernst & Young LLP, Hewlett Packard Enterprise's independent registered public accounting firm, as stated in their report on the preceding pages.

/s/ Antonio F. Neri	/s/ Marie Myers
Antonio F. Neri President and Chief Executive Officer (Principal Executive Officer)	Marie Myers Executive Vice President and Chief Financial Officer (Principal Financial Officer)
December 18, 2025	December 18, 2025

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings

	For the fiscal years ended October 31,
	2025	2024	2023
	In millions, except per share amounts
Net Revenue:
Products	$21,956	$18,587	$18,100
Services	11,573	10,872	10,488
Financing income	767	668	547
Total net revenue	34,296	30,127	29,135
Costs and Expenses:
Cost of products (exclusive of amortization shown separately below)	16,151	12,961	11,958
Cost of services (exclusive of amortization shown separately below)	7,268	6,793	6,555
Financing cost	500	495	383
Research and development	2,518	2,246	2,349
Selling, general and administrative	5,704	4,871	5,160
Amortization of intangible assets	511	267	288
Impairment charges	1,621	—	—
Transformation costs	2	93	283
Acquisition, disposition and other charges	458	211	70
Total costs and expenses	34,733	27,937	27,046
(Loss) earnings from operations	(437)	2,190	2,089
Interest and other, net	(175)	(117)	(104)
Gain on sale of equity interest	—	733	—
Gain on sale of a business	248	—	—
Earnings from equity interests	79	147	245
(Loss) earnings before provision for taxes	(285)	2,953	2,230
Benefit (provision) for taxes	342	(374)	(205)
Net earnings attributable to HPE	57	2,579	2,025
Preferred stock dividends	(116)	(25)	—
Net (loss) earnings attributable to common stockholders	$(59)	$2,554	$2,025
Net (Loss) Earnings Per Share Attributable to Common Stockholders:
Basic	$(0.04)	$1.95	$1.56
Diluted	$(0.04)	$1.93	$1.54

Weighted-average Shares Used to Compute Net (Loss) Earnings Per Share:
Basic	1,324	1,309	1,299
Diluted	1,324	1,337	1,316

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31,
	2025	2024	2023
	In millions
Net earnings attributable to HPE	$57	$2,579	$2,025
Other Comprehensive Income (Loss) Before Taxes
Change in Net Unrealized Gains (Losses) on Available-for-sale Securities:
Net unrealized gains (losses) arising during the period	(3)	8	1
Losses reclassified into earnings	1	—	—
	(2)	8	1
Change in Net Unrealized Components of Cash Flow Hedges:
Net unrealized losses arising during the period	(168)	(115)	(177)
Net losses reclassified into earnings	156	16	116
	(12)	(99)	(61)
Change in Unrealized Components of Defined Benefit Plans:
Net unrealized gains (losses) arising during the period	177	34	(99)
Amortization of net actuarial loss and prior service benefit	124	136	144
Curtailments, settlements and other	10	2	3
	311	172	48
Change in Cumulative Translation Adjustment:
Net losses arising during the period	(44)	(23)	(32)
Net loss reclassified into earnings	—	32	—
	(44)	9	(32)
Other Comprehensive Income (Loss) Before Taxes	253	90	(44)
(Provision) Benefit for Taxes	(24)	17	58
Other Comprehensive Income, Net of Taxes	229	107	14
Comprehensive Income	$286	$2,686	$2,039

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	As of October 31
	2025	2024
	In millions, except par value and shares
ASSETS
Current Assets:
Cash and cash equivalents	$5,773	$14,846
Accounts receivable, net of allowances	5,290	3,550
Financing receivables, net of allowances	3,826	3,870
Inventory	6,352	7,810
Assets held for sale	—	1
Other current assets	3,753	3,380
Total current assets	24,994	33,457
Property, plant and equipment, net	6,002	5,664
Long-term financing receivables and other assets	13,817	12,616
Investments in equity interests	955	929
Goodwill	23,770	18,086
Intangible assets, net	6,368	510
Total assets	$75,906	$71,262
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and short-term borrowings	$4,609	$4,742
Accounts payable	7,731	11,064
Employee compensation and benefits	1,871	1,356
Taxes on earnings	319	284
Deferred revenue	5,358	3,904
Liabilities held for sale	—	32
Other accrued liabilities	4,755	4,591
Total current liabilities	24,643	25,973
Long-term debt	17,756	13,504
Other non-current liabilities	8,753	6,905
Commitments and Contingencies
HPE stockholders' Equity:
7.625% Series C mandatory convertible preferred stock, $0.01 par value (30,000,000 issued and outstanding at October 31, 2025 and October 31, 2024)	—	—
Common stock, $0.01 par value (9,600,000,000 shares authorized; 1,318,292,428 and 1,297,258,235 issued and outstanding at October 31, 2025 and October 31, 2024, respectively)	13	13
Additional paid-in capital	30,234	29,848
Accumulated deficit	(2,811)	(2,068)
Accumulated other comprehensive loss	(2,748)	(2,977)
Total HPE stockholders' equity	24,688	24,816
Non-controlling interests	66	64
Total stockholders' equity	24,754	24,880
Total liabilities and stockholders' equity	$75,906	$71,262
The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the fiscal years ended October 31,
	2025	2024	2023
	In millions
Cash Flows from Operating Activities:
Net earnings attributable to HPE	$57	$2,579	$2,025
Adjustments to Reconcile Net Earnings Attributable to HPE to Net Cash Provided by Operating Activities:
Depreciation and amortization	2,737	2,564	2,616
Impairment charges	1,621	—	—
Stock-based compensation expense	643	430	428
Provision for inventory and credit losses	511	175	230
Restructuring (credit) charges	(13)	33	242
Cost reduction program	275	—	—
Deferred taxes on earnings	(565)	(64)	(67)
Earnings from equity interests	(90)	(147)	(245)
Gain on sale of a business	(248)	—	—
Gain on sale of equity interest	—	(733)	—
Dividends received from equity investees	29	43	200
H3C divestiture related severance costs	97	—	—
Amortization of inventory fair value adjustment	244	—	—
Loss on equity investments, net	147	13	31
Other, net	181	136	—
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Accounts receivable	(700)	(83)	577
Financing receivables	(153)	(909)	(607)
Inventory	1,783	(3,358)	400
Accounts payable	(3,468)	3,927	(1,655)
Taxes on earnings	(200)	190	(34)
Restructuring	(58)	(164)	(275)
Other assets and liabilities	89	(291)	562
Net cash provided by operating activities	2,919	4,341	4,428
Cash Flows from Investing Activities:
Investment in property, plant and equipment and software assets	(2,292)	(2,367)	(2,828)
Proceeds from sale of property, plant and equipment	380	370	602
Purchases of equity investments	(9)	(16)	(15)
Proceeds from sale of available-for-sale securities and other investments	934	6	8
Proceeds from maturities and redemptions of available-for-sale securities	48	—	—
Proceeds from sale of equity interest	—	2,143	1
Financial collateral posted	(764)	(1,020)	(1,443)
Financial collateral received	581	978	1,152
Payments made in connection with business acquisitions, net of cash acquired	(12,278)	(147)	(761)
Proceeds from sale of a business	210	—	—
Net cash used in investing activities	(13,190)	(53)	(3,284)
Cash Flows from Financing Activities:
Short-term borrowings with original maturities less than 90 days, net	(8)	(31)	(47)
Proceeds from debt, net of issuance costs	9,188	11,245	4,725
Payment of debt	(6,837)	(5,475)	(4,887)
Net payments related to stock-based award activities	(289)	(84)	(106)
Proceeds from issuance of 7.625% Series C mandatory convertible preferred stock, net of issuance costs	—	1,462	—
Repurchases of common stock	(202)	(150)	(421)
Cash dividends paid to preferred stockholders	(112)	—	—
Cash dividends paid to common stockholders	(684)	(676)	(619)
Other	(10)	(8)	(7)
Net cash provided by (used in) financing activities	1,046	6,283	(1,362)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(21)	(47)	36
Change in cash, cash equivalents and restricted cash	(9,246)	10,524	(182)
Cash, cash equivalents and restricted cash at beginning of period	15,105	4,581	4,763
Cash, cash equivalents and restricted cash at end of period	$5,859	$15,105	$4,581
Supplemental Cash Flow Disclosures:
Income taxes paid, net of refunds	$425	$248	$307
Interest expense paid	$1,018	$772	$677
The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Stock		Preferred Stock
In millions, except number of shares in thousands	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands

Balance at October 31, 2022	1,281,037	$13	—	$28,299	$(5,350)	$(3,098)	$19,864	$45	$19,909
Net earnings attributable to HPE					2,025		2,025	11	2,036
Other comprehensive income						14	14	—	14
Comprehensive income							2,039	11	2,050
Stock-based compensation expense				428			428		428
Tax withholding related to vesting of employee stock plans				(165)			(165)		(165)
Issuance of common stock in connection with employee stock plans and other	28,684			56	(2)		54		54
Repurchases of common stock	(27,091)			(419)			(419)		(419)
Cash dividends declared ($0.48 per common share)					(619)		(619)		(619)
Balance at October 31, 2023	1,282,630	$13	—	$28,199	$(3,946)	$(3,084)	$21,182	$56	$21,238
Net earnings attributable to HPE					2,579		2,579	16	2,595
Other comprehensive income						107	107	—	107
Comprehensive income							2,686	16	2,702
Stock-based compensation expense				430			430		430
Tax withholding related to vesting of employee stock plans				(145)			(145)		(145)
Equity issued in connection with the 7.625% Series C mandatory convertible preferred stock			30,000	1,462			1,462		1,462
Issuance of common stock in connection with employee stock plans and other	22,385			52	—		52		52
Repurchases of common stock	(7,757)			(150)			(150)		(150)
Dividend on preferred stock accrued / declared ($0.83 per preferred share)					(25)		(25)		(25)
Cash dividends declared ($0.52 per common share)					(676)		(676)	(8)	(684)
Balance at October 31, 2024	1,297,258	$13	30,000	$29,848	$(2,068)	$(2,977)	$24,816	$64	$24,880

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

	Common Stock		Preferred Stock
In millions, except number of shares in thousands	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
Balance at October 31, 2024	1,297,258	$13	30,000	$29,848	$(2,068)	$(2,977)	$24,816	$64	$24,880
Net earnings attributable to HPE					57		57	12	69
Other comprehensive income						229	229		229
Comprehensive income							286	12	298
Stock-based compensation expense				643			643		643
Tax withholding related to vesting of employee stock plans				(333)			(333)		(333)
Consideration for replacement of Juniper Networks Inc.’s equity awards				239			239		239
Issuance of common stock in connection with employee stock plans and other	30,758			35	2		37	(2)	35
Repurchases of common stock	(9,724)			(198)	(2)		(200)		(200)
Dividend on preferred stock accrued / declared ($3.81 per preferred share)					(116)		(116)		(116)
Cash dividends declared ($0.52 per common share)					(684)		(684)	(8)	(692)
Balance at October 31, 2025	1,318,292	$13	30,000	$30,234	$(2,811)	$(2,748)	$24,688	$66	$24,754
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
On July 2, 2025, the Company completed the Juniper Networks, Inc. (“Juniper Networks”) merger (the “Merger”). Under the terms of the Agreement and Plan of Merger, dated January 9, 2024, by and among Juniper Networks, HPE and Jasmine Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of HPE (the “Merger Agreement”), HPE agreed to pay $40.00 per share of Juniper Networks common stock, issued and outstanding as of July 2, 2025, representing a cash consideration of approximately $13.4 billion. The results of operations of Juniper Networks are included in the Consolidated Financial Statements commencing on July 2, 2025. See Note 10, “Acquisitions and Dispositions,” to the Consolidated Financial Statements for additional information.
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are assessed each period and updated to reflect current information, including those related to revenue recognition, stock-based compensation, net periodic benefit costs, restructuring accruals, provision for taxes, valuation allowance for deferred taxes, provision for expected credit losses, inventory reserves, and impairment assessments of goodwill, intangible assets and other long-lived assets. The Company believes that these estimates, judgments and assumptions are reasonable under the circumstances, and are subject to significant uncertainties, some of which are beyond the Company's control. Should any of

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
these estimates change, it could adversely affect the Company's results of operations. Actual results could differ materially from these estimates under different assumptions or conditions.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
Costs to obtain a contract with a customer
The Company capitalizes the incremental costs of obtaining a contract with a customer, primarily sales commissions, if the Company expects to recover those costs. The Company has elected, as a practical expedient, to expense the costs of obtaining a contract as incurred for contracts with terms of one year or less. The typical amortization periods used range from two to five years. The Company periodically reviews the capitalized sales commission costs for possible impairment losses. The amortization of capitalized costs to obtain a contract are included in Selling, general and administrative expense. Refer to Note 7, “Balance Sheet Details,” for additional information.
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
The following table provides the impact changes in the weighted-average assumptions of discount rates, the expected increase in compensation levels and the expected long-term return on plan assets would have had on the net periodic benefit cost for fiscal 2025:

	Change in basis points	Change in Net Periodic Benefit Cost
		In millions
Assumptions:
Discount rate	(25)	$17
Expected increase in compensation levels	25	2
Expected long-term return on plan assets	(25)	$28
The Company generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the average remaining estimated service life or, in the case of closed plans, life expectancy of participants. In limited cases, actuarial gains and losses are amortized using the corridor approach.
Advertising
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Advertising expense totaled approximately $179 million, $117 million, and $173 million in fiscal 2025, 2024, and 2023, respectively.
Restructuring and Severance
The Company's transformation programs include charges for approved restructuring plans; the primary elements of the transformation programs were completed by the end of fiscal 2024. Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. In addition, these restructuring actions require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction and enhanced early retirement programs, the fair value of assets made redundant or obsolete, and the value of lease and contract cancellation and other exit costs. The Company records restructuring charges based on estimated employee terminations and site closure and consolidation plans. The Company accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. For a full description of the Company's restructuring and severance actions, refer to the discussions in Note 3, “Transformation Programs” and Note 7, “Balance Sheet Details.”

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
Financing Receivables
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
Credit risk with respect to accounts receivable from trade customers and financing receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of the financial condition of its customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of October 31, 2025, one distributor accounted for 10% of the Company's accounts receivable balance and no single customer accounted for more than 10% of the Company’s financing receivables. As of October 31, 2024, no single customer accounted for more than 10% of the Company's receivable from trade customers and financing receivables.
Restricted Cash
Restricted cash is included within Other current assets in the accompanying Consolidated Balance Sheets and is primarily related to cash received under the Company's collateral securities agreements for its derivative instruments and cash restricted under the fixed-term securitization program for the issuance of asset-backed debt securities.
Inventory
The Company values inventory at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. At each reporting period, the Company assesses the value of its inventory and writes down the cost of inventory to its net realizable value if required, for estimated excess or obsolescence. Factors influencing these adjustments include changes in future demand forecasts, market conditions, technological changes, product life-cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If in any period the Company anticipates a change in those factors to be less favorable than its previous estimates, additional inventory write-downs may be required and could materially impact gross margin. The write down for excess or obsolescence is charged to the provision of inventory, which is a component of Cost of Sales in the Consolidated Statements of Earnings. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
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
Leases
Lessee Accounting
The Company enters into various leases as a lessee for assets including office buildings, data centers, vehicles, and aviation. The Company determines if an arrangement is a lease at inception. An arrangement contains a lease when the arrangement conveys the right to control the use of an identified asset over the lease term. Upon lease commencement, the Company records a lease liability for the obligation to make lease payments and right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term in the Consolidated Balance Sheets. The lease liability is measured at commencement date based on the present value of lease payments not yet paid over the lease term and the Company's incremental borrowing rate. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate which approximates the rate at which the Company would borrow, on a secured basis, in the country where the lease was executed. The ROU asset is based on the lease liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. Fixed payments are included in the recognition of ROU assets and liabilities, while non-lease components, such as maintenance or utility charges are expensed as incurred. The Company has agreements that include both lease and non-lease components. For the majority of these agreements, the non-lease components are accounted for separately and therefore are not included in the Company’s recognized leased assets and liabilities. The Company allocates consideration to the lease and non-lease components using their relative standalone values. The lease term may include options to extend or to terminate the lease that the Company is reasonably certain to exercise. The Company has elected not to record leases with an initial term of twelve months or less on the Consolidated Balance Sheets.
For finance leases, the ROU asset is amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the lease liability is recorded separately using the interest method. For operating leases, lease expense is generally recognized on a straight-line basis over the lease term.
Lessor Accounting
The Company's lease offerings are non-cancelable, and the payment schedule primarily consists of fixed payments. Variable payments that are based on an index are included in lease receivables. The Company allocates consideration amongst lease components and non-lease components on a relative standalone selling price basis, when lease arrangements include multiple performance obligations. At the end of the lease term, the Company allows the client to either return the equipment, purchase the equipment or renew the lease based on mutually agreed upon terms.
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
Business Combinations
The Company includes the results of operations of acquired businesses in the Company's consolidated results prospectively from the date of acquisition. Upon the acquisition of a business, the fair value of the assets acquired and liabilities assumed are estimated, which may require judgment regarding the identification of acquired assets and liabilities assumed. Once the acquired assets and assumed liabilities are identified, the fair value of the assets and liabilities are estimated using a variety of approaches, including relief from royalty and multi-period excess earnings method that require significant judgments. For intangible assets, significant judgments include, but are not limited to, future revenue and operating margins, customer

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
attrition, selection of discount and royalty rates, and estimated technological useful life. For tangible assets, significant judgments include, but are not limited to, current market values, physical and functional obsolescence of the assets, and remaining useful lives. The Company allocates the fair value of purchase consideration to the assets acquired including in-process research and development (“IPR&D”), liabilities assumed, and non-controlling interests in the acquired entity based on their fair values at the acquisition date. IPR&D is initially measured at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and the Company and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.
Goodwill
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. In evaluating goodwill for impairment, the Company has the option to first perform a qualitative test to determine whether further impairment testing is necessary or to perform a qualitative assessment by comparing the fair value of the reporting unit to its carrying amount. Under the qualitative assessment, the Company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors include, but are not limited to, the macroeconomic and industry environment as well as Company-specific factors. The Company used the qualitative assessment for the Juniper reporting unit. For all other reporting units, the Company elects to perform a quantitative test as part of its annual goodwill impairment assessment in the fourth quarter of each fiscal year.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to the asset or liability being valued.
For a further discussion of fair value measurements and derivative instruments, refer to Note 12, “Fair Value,” and Note 13, “Financial Instruments,” respectively.
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
Warranties
The Company accrues the estimated cost of product warranties at the time of recognizing revenue. The Company's standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. The estimated warranty obligation is based on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of the Company's baseline experience. Warranty terms generally range from one to seven years for parts and labor, depending upon the product. For certain networking products, the Company offers a limited lifetime warranty. Over the last three fiscal years, the annual warranty expense has averaged approximately 0.8% of annual net product revenue. Our warranty terms are evaluated periodically and may be subject to change. Refer to Note 7, “Balance Sheet Details,” for additional information.
Recently Enacted Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (“FASB”) issued guidance to establish the accounting for a government grant received by a business entity. The amendment is effective for annual and interim periods beginning after December 15, 2028, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.

In September 2025, the FASB issued guidance to target improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages and clarifies the criteria to begin capitalizing cost. The amendment is effective for annual and interim periods beginning after December 15, 2027, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.
In July 2025, the FASB issued guidance to provide a practical expedient for measuring expected credit losses on current trade receivables and contract assets by assuming that current conditions remain unchanged over the life of the asset. The amendment is effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company elected to early adopt the amendments in the fourth quarter of fiscal 2025, as permitted by the standard. The adoption of the amendments did not have a material impact on the Company's Consolidated Financial Statements.
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
In December 2023, the FASB issued guidance to provide disaggregated income tax disclosures on the effective tax rate reconciliation and income taxes paid. The Company is required to adopt the guidance in fiscal 2026. The Company will adopt the guidance prospectively. Adoption of this new guidance will result in increased disclosures in the “Taxes on Earnings” note in the Company’s Consolidated Financial Statements but will not impact the consolidated financial results.
Note 2: Segment Information
Hewlett Packard Enterprise's operations are organized into five segments for financial reporting purposes: Server, Hybrid Cloud, Networking, Financial Services (“FS”), and Corporate Investments and Other. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker (“CODM”), Antonio F. Neri, who is the President and Chief Executive Officer, uses to evaluate, view and run the Company's business operations, which

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
include, but are not limited to, customer base and homogeneity of products and technology. The five segments are based on this organizational structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results. A summary of the types of products and services within each segment is as follows:
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
Hybrid Cloud offers a wide variety of cloud-native and hybrid solutions across storage, private cloud and the infrastructure SaaS space. Storage includes data storage and data management offerings with the HPE Alletra Storage portfolio; unstructured data solutions and analytics for AI; data protection and archiving; and storage networking. It also includes AIOps-driven intelligence with HPE InfoSight and HPE CloudPhysics. In private cloud, the HPE GreenLake offerings include new cloud-native offerings and capabilities for virtual machines, containers, and bare metal; a full suite of private cloud offerings that enable customers to self-manage or choose a fully managed experience; and a portfolio of world-class Private Cloud AI infrastructure delivered aaS. This segment also provides self-service private cloud on-demand with HPE GreenLake for Private Cloud Business Edition, which includes an integrated VM Essentials virtualization software. Infrastructure software includes monitoring and observability for day two operations and beyond through the Company’s acquisition of OpsRamp and unified data access through HPE Ezmeral Data Fabric and analytics suite, which helps move and transform data for use in AI and other applications. The Hybrid Cloud segment also includes data lifecycle management and protection through its suite of offerings, including Zerto Disaster Recovery.
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
Segment operating expenses primarily include employee related costs, third-party software costs, and lease expense. Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, impairment charges, transformation costs, H3C divestiture related severance costs, severance costs related to the cost reduction program, acquisition, disposition and other charges. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the CODM.
Segment Realignments
Effective at the beginning of the first quarter of fiscal 2026, the Company implemented an organizational change by (i) merging the Server, Hybrid Cloud, and Financial Services business segments into a new segment named Cloud & AI and (ii) transferring the Telco and Instant On businesses to Corporate Investments and Other from Networking.
Segment Operating Results

	Server	Hybrid Cloud	Networking	Financial Services	Corporate Investments and Other	Total
	In millions
Fiscal 2025
Net revenue	$17,639	$5,544	$6,837	$3,507	$769	$34,296
Intersegment net revenue	106	210	13	(3)	7	333
Total segment net revenue	17,745	5,754	6,850	3,504	776	34,629
Segment cost of sales	14,038	3,624	2,756	2,856	598	23,872
Segment operating expenses	2,364	1,795	2,498	287	210	7,154
Segment earnings (loss) from operations	$1,343	$335	$1,596	$361	$(32)	$3,603
Fiscal 2024(1)
Net revenue	$15,830	$5,273	$4,501	$3,509	$1,014	$30,127
Intersegment net revenue	274	214	31	3	—	522
Total segment net revenue	16,104	5,487	4,532	3,512	1,014	30,649
Segment cost of sales	12,060	3,302	1,706	2,923	795	20,786
Segment operating expenses	2,240	1,926	1,711	273	244	6,394
Segment earnings (loss) from operations	$1,804	$259	$1,115	$316	$(25)	$3,469
Fiscal 2023(1)
Net revenue	$13,831	$5,491	$5,362	$3,466	$985	$29,135
Intersegment net revenue	435	97	17	14	—	563
Total segment net revenue	14,266	5,588	5,379	3,480	985	29,698
Segment cost of sales	10,071	3,314	2,228	2,919	808	19,340
Segment operating expenses	2,380	2,027	1,808	280	254	6,749
Segment earnings (loss) from operations	$1,815	$247	$1,343	$281	$(77)	$3,609

(1)     Effective at the beginning of the first quarter of fiscal 2025, in order to align its segment financial reporting more closely with its current business structure, HPE implemented an organizational change with the transfer of certain managed services, previously reported within the Server segment, to the Hybrid Cloud segment. These prior year amounts have been recast to reflect the change.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The reconciliation of segment operating results to Consolidated Statement of Earnings results was as follows:

	For the fiscal years ended October 31,
	2025	2024	2023
	In millions
Net Revenue:
Total segments	$34,629	$30,649	$29,698
Elimination of intersegment net revenue	(333)	(522)	(563)
Total consolidated net revenue	$34,296	$30,127	$29,135
(Loss) Earnings Before Taxes:
Total segment earnings from operations	$3,603	$3,469	$3,609
Unallocated corporate costs and eliminations	(250)	(301)	(464)
Stock-based compensation expense	(643)	(430)	(428)
Amortization of intangible assets	(511)	(267)	(288)
Impairment charges	(1,621)	—	—
Transformation costs	(2)	(93)	(283)
Gain on sale of a business	248	—	—
H3C divestiture related severance costs	(97)	—	—
Cost reduction program	(275)	—	—
Acquisition, disposition and other charges(1)	(641)	(188)	(57)
Interest and other, net(2)	(175)	(117)	(104)
Gain on sale of equity interest	—	733	—
Earnings from equity interests	79	147	245
Total (loss) earnings before provision for taxes	$(285)	$2,953	$2,230

(1)     Includes disaster recovery and divestiture related exit costs. For fiscal 2025, Acquisition, disposition and other charges include non-cash amortization of fair value adjustment for inventory in connection with the acquisition of Juniper Networks, which was recorded in cost of sales.
(2)    Fiscal 2025 includes $135 million loss on investments, net, non-service net periodic credit $100 million and a $52 million litigation settlement received in the third quarter.
Major Customers
The Company had one distributor which represented approximately 10% of the Company's total net revenue in fiscal 2025, primarily within the Server and Networking segments. The Company had two distributors which represented approximately 14% and 11% of the Company's total net revenue in fiscal 2024, primarily within the Networking and Server segments. The Company had one customer, which is a distributor, that represented 11% of the Company's total net revenue in fiscal 2023, primarily within the Networking and Server segments.
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2025, 2024 and 2023, other than the U.S., no country represented more than 10% of the Company's net revenue.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Net revenue by geographic region was as follows:

	For the fiscal years ended October 31,
	2025	2024	2023
	In millions
Americas
U.S.	$13,402	$10,890	$10,369
Americas excluding U.S.	2,446	2,345	2,208
Total Americas	15,848	13,235	12,577
Europe, Middle East and Africa	11,510	10,189	10,151
Asia Pacific and Japan	6,938	6,703	6,407
Total consolidated net revenue	$34,296	$30,127	$29,135
Property, plant and equipment, net by country in which the Company's operates was as follows:

	As of October 31
	2025	2024
	In millions
U.S.	$2,982	$2,616
Other countries	3,020	3,048
Total property, plant and equipment, net	$6,002	$5,664
Note 3: Transformation Programs
Transformation programs are comprised of the Cost Optimization and Prioritization Plan and the HPE Next Plan. The primary elements of both plans were completed by the end of fiscal 2024.
For each of fiscal 2025, 2024, and 2023, the transformation charges relating to both plans were $2 million, $96 million, and $286 million, respectively. These costs primarily related to labor restructuring, non-labor restructuring, IT investments, design and execution charges, and real estate initiatives.
Restructuring activities related to the Company's employees and infrastructure under the Cost Optimization and Prioritization Plan and HPE Next Plan are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Infrastructure and other
	In millions
Balance at beginning of year	$67	$94	$23
Charges	—	(10)	(3)
Cash payments	(32)	(21)	(5)
Non-cash items	2	(2)	(1)
Balance at end of year	$37	$61	$14
Total costs incurred to date as of October 31, 2025	$823	$553	$268
Total expected costs to be incurred as of October 31, 2025	$823	$553	$268
The current restructuring liability related to the transformation programs, reported in Other accrued liabilities in the Consolidated Balance Sheets as of October 31, 2025 and 2024, was $42 million and $78 million, respectively. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Consolidated Balance Sheets as of October 31, 2025 and 2024 was $70 million and $106 million, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
The Company sponsors defined benefit pension plans worldwide, the most significant of which are the United Kingdom (“UK”) and Germany plans. The pension plan in the UK is closed to new entrants, and the plan was frozen on October 31, 2024. This plan provides benefits based on final pay and years of service and generally requires contributions from members. The German pension program that is open to new hires consists of cash balance plans that provide employer credits as a percentage of pay, certain employee pay deferrals and employer matching contributions. There also are previously closed German pension programs that include cash balance and final average pay plans. These previously closed pension programs comprise the majority of the pension obligations in Germany. As part of the Juniper Networks acquisition, HPE added mostly unfunded defined benefit plans contributing to a small decrease to HPE’s asset position.
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
Defined Contribution Plans
The Company offers various defined contribution plans for U.S. and non-U.S. employees. The Company’s defined contribution expense was approximately $228 million in fiscal 2025, and $206 million in fiscal 2024 and 2023. U.S. employees are automatically enrolled in the Hewlett Packard Enterprise Company 401(k) Plan (“HPE 401(k) Plan”), when they meet eligibility requirements, unless they decline participation. The HPE 401(k) Plan’s quarterly employer matching contributions are 100% of an employee’s contributions, up to a maximum of 4% of eligible compensation. Juniper Networks employees began participating in the HPE 401(k) plan in August 2025.
Pension Benefit Expense
The Company's net pension and post-retirement benefit costs that were directly attributable to the eligible employees, retirees and other former employees of Hewlett Packard Enterprise and recognized in the Consolidated Statements of Earnings for fiscal 2025, 2024 and 2023 are presented in the table below.

	For the fiscal years ended October 31,
	2025	2024	2023	2025	2024	2023
	Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$52	$49	$53	$1	$1	$1
Interest cost(1)	370	408	386	9	9	8
Expected return on plan assets(1)	(610)	(550)	(539)	(4)	(4)	(2)
Amortization and Deferrals(1):
Actuarial loss (gain)	131	148	160	(2)	(4)	(6)
Prior service benefit	(4)	(8)	(10)	—	—	—
Net periodic benefit cost (credit)	(61)	47	50	4	2	1
Settlement loss and special termination benefits(1)	10	4	6	—	—	—
Total net benefit (credit) cost	$(51)	$51	$56	$4	$2	$1

(1)These non-service components were included in Interest and other, net in the Consolidated Statements of Earnings.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The weighted-average assumptions used to calculate the net benefit cost (credit) in the table above for fiscal 2025, 2024 and 2023 were as follows:

	For the fiscal years ended October 31,
	2025	2024	2023	2025	2024	2023
	Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate used to determine benefit obligation	3.8%	4.4%	3.9%	5.6%	6.5%	6.0%
Discount rate used to determine service cost	4.1%	4.7%	4.2%	5.2%	6.1%	5.7%
Discount rate used to determine interest cost	3.7%	4.4%	3.9%	5.5%	6.4%	5.9%
Expected increase in compensation levels	2.6%	2.9%	3.0%	—	—	—
Expected long-term return on plan assets	5.5%	5.5%	5.1%	4.8%	5.3%	4.3%
Interest crediting rate(1)	2.5%	2.4%	2.4%	4.8%	5.3%	4.3%

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Funded Status
The funded status of the plans was as follows:

	As of October 31,
	2025	2024	2025	2024
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$11,007	$9,879	$76	$68
Acquisitions and divestitures	26	—	—	—
Reimbursement of benefit payments(1)	(102)	(90)	—	—
Actual return on plan assets	605	1,207	5	5
Employer contributions	196	172	5	4
Participant contributions	27	26	6	6
Benefits paid	(524)	(509)	(9)	(7)
Settlement	(64)	(18)	—	—
Currency impact	559	340	—	—
Fair value—end of year	$11,730	$11,007	$83	$76
Change in benefit obligation:
Projected benefit obligation—beginning of year	$10,256	$9,362	$162	$148
Addition/deletion of plans/acquisitions/divestitures(2)	66	—	—	—
Service cost	52	49	1	1
Interest cost	370	408	9	9
Participant contributions	27	26	6	6
Actuarial (gain) loss	(171)	613	(3)	7
Benefits paid	(524)	(509)	(9)	(7)
Plan amendments	2	4	—	—
Settlement	(64)	(18)	—	—
Special termination benefits	—	2	—	—
Currency impact	491	319	1	(2)
Projected benefit obligation—end of year(3)	$10,505	$10,256	$167	$162
Funded status at end of year	$1,225	$751	$(84)	$(86)
Accumulated benefit obligation	$10,352	$10,130	$—	$—

(1)For benefit payments reimbursed to HPE from the German Contractual Trust Arrangements.
(2)Includes the addition/deletion of plans resulting from acquisitions and divestitures.
(3)HPE divested $13 million in projected benefit obligation and $7 million in assets due to the Communications Technology Group (“CTG”) divestiture that occurred on December 1, 2024. HPE added $68 million in projected benefit obligation and $39 million in assets due to the Merger that closed on July 2, 2025.
For the year ended October 31, 2025, the benefit obligation increased from $10.3 billion to $10.5 billion due to the effects of higher interest cost and currency impacts outweighing effects of a lower obligation due to higher discount rates. The increase was partially offset by benefits paid which reduced benefit obligations. Pension assets increased from $11.0 billion to $11.7 billion due to asset performance and currency impacts. The increase was partially offset by benefits paid from plan assets.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The weighted-average assumptions used to calculate the projected benefit obligations were as follows:

	As of October 31,
	2025	2024	2025	2024
	Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	4.0%	3.8%	5.6%	5.6%
Expected increase in compensation levels	2.7%	2.6%	—	—
Interest crediting rate	2.7%	2.5%	4.6%	4.8%
The net amounts recognized for defined benefit and post-retirement benefit plans in the Company's Consolidated Balance Sheets were as follows:

	As of October 31,
	2025	2024	2025	2024
	Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Non-current assets	$2,074	$1,555	$—	$—
Current liabilities	(58)	(52)	(7)	(6)
Non-current liabilities	(791)	(752)	(77)	(80)
Funded status at end of year	$1,225	$751	$(84)	$(86)
The following table summarizes the pre-tax net actuarial loss and prior service benefit recognized in accumulated other comprehensive loss for the defined benefit plans, activity for the post-retirement benefit plans were immaterial:

As of October 31, 2025
Defined Benefit Plans
In millions
Net actuarial loss	$2,162
Prior service benefit	20
Total recognized in accumulated other comprehensive loss	$2,182
Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2025	2024
	In millions
Aggregate fair value of plan assets	$2,114	$2,274
Aggregate projected benefit obligation	$2,964	$3,076
Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31,
	2025	2024
	In millions
Aggregate fair value of plan assets	$190	$506
Aggregate accumulated benefit obligation	$934	$1,212
Fair Value of Plan Assets
The Company pays the U.S. defined benefit plan obligations when they come due since these plans are unfunded. The table below sets forth the fair value of non-U.S. defined benefit plan assets by asset category within the fair value hierarchy as of October 31, 2025 and 2024.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31, 2025				As of October 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity Securities
U.S.	$320	$485	$—	$805	$654	$60	$—	$714
Non-U.S.	131	229	—	360	125	190	—	315
Debt securities
Corporate	—	1,759	—	1,759	—	1,526	—	1,526
Government(1)	—	4,637	—	4,637	—	4,768	—	4,768
Other(2)	—	765	699	1,464	—	465	745	1,210
Alternative investments
Private Equity(3)	—	6	296	302	—	6	276	282
Hybrids(4)	—	379	162	541	—	365	197	562
Hybrids at NAV(5)				71				307
Common Contractual Funds at NAV(6)
Equities at NAV				1,217				1,053
Fixed Income at NAV				558				508
Emerging Markets at NAV				283				275
Alternative investments at NAV				1				1
Real Estate Funds(7)	3	299	326	628	3	303	264	570
Insurance Group Annuity Contracts	—	126	21	147	—	93	21	114
Cash and Cash Equivalents	182	134	—	316	157	194	—	351
Other(8)	17	157	—	174	9	154	—	163
Obligation to return cash received from repurchase agreements(1)	—	(1,533)	—	(1,533)	—	(1,712)	—	(1,712)
Total	$653	$7,443	$1,504	$11,730	$948	$6,412	$1,503	$11,007

(1)Repurchase agreements, primarily in the UK, represent the plans’ short-term borrowing to hedge against interest rate and inflation risks. Investments in approximately $2.0 billion of government bonds collateralize this short-term borrowing at October 31, 2025 and 2024. The plans have an obligation to return the cash after the term of the agreements. Due to the short-term nature of the agreements, the outstanding balance of the obligation approximates fair value.
(2)Includes funds that invest primarily in asset-backed securities, mortgage-backed securities, collateralized loan obligations, and/or private debt investments. Primary valuation techniques for level 3 investments include discounted cash flows and broker quotes and/or third-party pricing services. Significant unobservable inputs include yields which are determined by considering the market yield of comparable public debt instruments adjusted for estimated losses to reflect where the expected recovery rate would be less than 100%, discount rates, and internal rate of return (IRR). The yields ranged from 6% to 29%, with the weighted average around 10%. In the prior year, the yields ranged from 6% to 21%, with the weighted average around 10%. The discount rates ranged from 3% to 4%, with the weighted average around 4%. In the prior year, the discount rates ranged from 3% to 5%, with the weighted average around 4%. The IRR ranged from 3% to 16%, with the main weighted average around 7%. In the prior year, the IRR ranged from 1% to 38%, with the main weighted average around 9%. Generally, an increase in yield and discounted rates may result in a decrease in the fair value of certain investments.
(3)Includes funds, primarily in the UK, held in non-marketable, limited partnership interests which invest in a broad range of infrastructure and infrastructure-related assets. Primary valuation techniques for level 3 investments include the market, income or cost approach. Significant unobservable inputs include discount rate and EV/EBITDA multiples. Discount rates ranged from 8% to 13%, with the weighted average around 10%. The EV/EBITDA multiples ranged from 6.3x to 35.7x, with the weighted average ranging from 11.8x to 34x. Generally, an increase in discount rates may result in a decrease in the fair value of certain investments. The EV/EBITDA ratio generally indicates the number of times investors are willing to pay for a company's EBITDA valuation.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(4)Includes funds, primarily in the UK, that invest in both private and public equities, as well as emerging markets across all sectors. The funds also hold fixed income and derivative instruments to hedge interest rate and inflation risk. In addition, the funds include units in transferable securities, collective investment schemes, money market funds, asset-backed income, cash, and deposits. Primary valuation techniques for level 3 investments include discounted cash flows and book value or net asset value. Significant unobservable inputs include discount rates. The discount rates ranged from 5% to 35%, with the weighted average around 14%. In the prior year, the discount rates ranged from 3% to 38%, with the weighted average around 17%. Generally, an increase in discount rates may result in a decrease in the fair value of certain investments.
(5)Includes a pooled fund in the UK, that seeks a rate of return with direct or indirect linkage to UK inflation by investing in vehicles including bonds, long lease property, income strips, asset-backed securities, and index linked assets. The fund has been terminated following a full redemption request by the Plan, and now holds residual investments in UK ground rents and cash, pending sale by the investment manager, following which the fund will be wound up. There are no future commitments on this investment.
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
(7)Includes funds, primarily in Germany, that invest in a diversified portfolio of European real estate assets exposed to logistics real estate properties, food retailing properties, residential and commercial properties, and properties under development. Primary valuation techniques for level 3 investments include the income capitalization approach, cost approach, and discounted cash flows. Significant unobservable inputs include rental yield and IRR. The rental yield rates ranged from 5% to 7%, with the weighted average around 5%. In the prior year, the rental yield rates ranged from 4% to 7%, with the weighted average around 5%. The IRR ranged from (2)% to 4%, with the main weighted average around 0%. In the prior year, the IRR ranged from 0% to 4%, with the main weighted average around 1%. The discount rates ranged from 5% to 9%, with the weighted average around 5%. Generally, an increase in rental yield rates may result in a decrease in the fair value of certain investments. A higher IRR generally signifies a greater fair value as it implies a greater potential rate of return over the life of an investment. An increase in discount rates may result in a decrease in the fair value of certain investments.
(8)Includes life insurance investment policies, unsettled transactions, and derivative instruments. As of October 31, 2025 and 2024, the derivative instruments include synthetic equity swaps held by the UK plans with equity exposure of $342 million and $396 million, respectively.
As of October 31, 2025 post-retirement benefit plan assets of $83 million were invested in publicly traded registered investment entities of which $66 million are classified within Level 1 and $17 million within Level 2 of the fair value hierarchy. As of October 31, 2024 post-retirement benefit plan assets of $76 million were invested in publicly traded registered investment entities of which $61 million are classified within Level 1 and $15 million within Level 2 of the fair value hierarchy.
Changes in fair value measurements of Level 3 investments for the non-U.S. defined benefit plans were as follows:

	For the fiscal year ended October 31, 2025
		Alternative Investments
	Debt-Other	Private Equity	Hybrids	Real Estate Funds	Insurance Group Annuities	Total
		In millions
Balance at beginning of year	$745	$276	$197	$264	$21	$1,503
Actual return on plan assets:
Relating to assets held at the reporting date	14	18	26	18	—	76
Relating to assets sold during the period	(12)	3	—	—	—	(9)
Purchases, sales, and settlements	(48)	(1)	(61)	44	—	(66)
Balance at end of year	$699	$296	$162	$326	$21	$1,504

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
Plan Asset Allocations
The weighted-average target and actual asset allocations across the benefit plans at the respective measurement dates for the non-U.S. defined benefit plans were as follows:

	Defined Benefit Plans
		Plan Assets
	2025 Target Allocation	2025	2024
Public equity securities		22.8%	21.4%
Private/hybrid equity securities		7.8%	10.5%
Real estate and other(1)		6.8%	6.7%
Equity-related investments(1)	42.3%	37.4%	38.6%
Debt securities	56.2%	59.9%	58.2%
Cash and cash equivalents	1.5%	2.7%	3.2%
Total	100.0%	100.0%	100.0%

(1)     Included in Real estate and other investments are synthetic equity swaps with equity exposure of $342 million, which is held in the UK plans as of October 31, 2025.
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
Employer Contributions and Funding Policy
During fiscal 2025, the Company contributed approximately $196 million to its non-U.S. pension plans and paid $5 million to cover benefit claims under the Company’s post-retirement benefit plans.
During fiscal 2026, the Company expects to contribute approximately $220 million to its non-U.S. pension plans. In addition, the Company expects to pay approximately $7 million to cover benefit claims for its post-retirement benefit plans. The Company's policy is to fund its pension plans so that it makes at least the minimum contribution required by various authorities including local government and taxing authorities.
Estimated Future Benefits Payments
As of October 31, 2025, estimated future benefits payments for the Company's retirement plans were as follows:

Fiscal year	Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2026	$653	$11
2027	603	12
2028	625	12
2029	642	13
2030	645	14
Next five fiscal years to October 31, 2035	$3,320	$75
Note 5: Stock-Based Compensation
On April 14, 2021 (the “Approval Date”), shareholders of the Company approved the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan (the “2021 Plan”) that replaced the Company’s 2015 Stock Incentive Plan (the “2015 Plan”). The 2021 Plan provides for the grant of various types of awards including restricted stock awards, stock options and performance-based awards. These awards generally vest over 3 years from the grant date. The maximum number of shares as of the Approval Date that may be delivered to the participants under the 2021 Plan shall not exceed 7 million shares, plus 35.8 million shares that were available for grant under the 2015 Plan and any awards granted under the 2015 Plan prior to the Approval Date that were cash-settled, forfeited, terminated, or lapsed after the Approval Date. On April 5, 2023, April 10, 2024

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
and April 2, 2025, shareholders of the Company approved amendments to the 2021 Plan thereby increasing the overall number of shares available for issuance by 18 million shares, 22 million shares, and 22 million shares, respectively. As of October 31, 2025, the Company had remaining authorization of 49.7 million shares under the 2021 Plan.
Stock-Based Compensation Expense
Stock-based compensation expense and the resulting tax benefits were as follows:

	For the fiscal years ended October 31,
	2025	2024	2023
	In millions
Stock-based compensation expense	$643	$430	$428
Income tax benefit	(151)	(96)	(92)
Stock-based compensation expense, net of tax	$492	$334	$336
Stock-based compensation expense as presented in the table above is recorded within the following cost and expense lines in the Consolidated Statements of Earnings.

	For the fiscal years ended October 31,
	2025	2024	2023
	In millions
Cost of sales	$49	$49	$47
Research and development	208	158	161
Selling, general and administrative	348	223	220
Acquisition, disposition and other charges	38	—	—
Stock-based compensation expense	$643	$430	$428
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
The following table summarizes restricted stock unit activity for the year ended October 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of year	55,613	$16
Granted and replacement awards for acquisitions	66,385	21
Vested	(41,471)	18
Forfeited/canceled	(5,117)	19
Outstanding at end of year	75,410	$19

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The total grant date fair value of restricted stock awards vested for Company employees in fiscal 2025, 2024, and 2023 was $716 million, $348 million and $319 million, respectively. As of October 31, 2025, there was $770 million of unrecognized pre-tax stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over the remaining weighted-average vesting period of 1.4 years.
Performance Restricted Units
The Company issues performance-adjusted restricted stock units (“PARSU”) that vest only on the satisfaction of service, performance and market conditions. The Company estimates the fair value of PARSUs subject to performance-contingent vesting conditions using the Monte Carlo simulation model. The expenses associated with these performance restricted units were not material for any of the periods presented.
Note 6: Taxes on Earnings
Benefit (provision) for Taxes
The domestic and foreign components of Net (loss) earnings from operations before Benefit (provision) for taxes were as follows:

	For the fiscal years ended October 31,
	2025	2024	2023
	In millions
U.S.	$(3,561)	$765	$(1,105)
Non-U.S.	3,276	2,188	3,335
	$(285)	$2,953	$2,230
The Benefit (provision) for taxes on (Loss) earnings from operations were as follows:

	For the fiscal years ended October 31,
	2025	2024	2023
	In millions
U.S. federal taxes:
Current	$154	$(8)	$—
Deferred	345	120	88
Non-U.S. taxes:
Current	(349)	(415)	(256)
Deferred	66	(44)	(23)
State taxes:
Current	(28)	(15)	(16)
Deferred	154	(12)	2
	$342	$(374)	$(205)

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate were as follows:

	For the fiscal years ended October 31,
	2025(1)	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	24.4%	0.4%	0.9%
Lower rates in other jurisdictions, net	66.5%	(1.3)%	(4.4)%
Valuation allowance	(14.7)%	(1.3)%	(2.8)%
U.S. permanent differences	(23.5)%	(4.0)%	(1.5)%
U.S. R&D credit	22.7%	(1.8)%	(2.1)%
Uncertain tax positions	23.6%	(0.3)%	(2.0)%
Goodwill impairment	(115.7)%	—%	—%
Tax impact of integration transactions	114.6%	—%	—%
Other, net	1.1%	—%	0.1%
	120.0%	12.7%	9.2%

(1)     Positive percentages represent tax benefits and negative percentages represent tax expense as the Company recorded income tax benefit on a pretax loss.
The jurisdictions with favorable tax rates that had the most significant impact on the Company's effective tax rate in the periods presented include Puerto Rico and Singapore. In the Company’s fiscal 2025 effective tax rate reconciliation, the absolute value of earnings before taxes was smaller than in prior periods, which exaggerated the impact of individual reconciling items. The effective tax rate for fiscal 2025 also included a $330 million tax provision from the non-deductible goodwill impairment.
In fiscal 2025, the Company recorded $693 million of net income tax benefits related to various items discrete to the year. These amounts primarily included $402 million of net income tax benefits related to costs incurred as a result of the Merger, which was inclusive of a $327 million net income tax benefit from the tax impact of integration transactions, $76 million of net income tax benefits related to the release of certain state valuation allowances due to changes in tax law, $61 million of net income tax benefits related to the reduction in uncertain tax positions due to statute of limitations expirations, and $55 million of net income tax benefits related to the cost reduction program.
In fiscal 2024, the Company recorded $43 million of net income tax charges related to various items discrete to the year. These amounts primarily included $104 million of income tax charges resulting from the gain on the partial disposition of H3C Technologies Co., Limited (“H3C”), which included $215 million of U.S. and foreign income tax charges offset by $111 million of income tax benefit for the release of an uncertain tax benefit related to the prior divestiture, partially offset by $54 million of income tax benefits related to transformation costs, and acquisition, disposition and other charges and $11 million of net excess tax benefits related to stock-based compensation.
In fiscal 2023, the Company recorded $131 million of net income tax benefits related to various items discrete to the year. These amounts primarily included $104 million of income tax benefits related to transformation costs, and acquisition, disposition and other charges and $19 million of net excess tax benefits related to stock-based compensation.
As a result of certain employment actions and capital investments the Company has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates through 2039. The gross foreign income tax benefits attributable to these actions and investments were $531 million ($0.40 diluted net EPS) in fiscal 2025, $356 million ($0.27 diluted net EPS) in fiscal 2024, and $857 million ($0.65 diluted net EPS) in fiscal 2023. Refer to Note 16, “Net (Loss) Earnings Per Share,” for details on shares used to compute diluted net EPS.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	As of October 31,
	2025	2024	2023
	In millions
Balance at beginning of year	$724	$672	$674
Increases:
For current year's tax positions	38	60	67
For prior years' tax positions	26	116	20
For tax positions from the Merger	111	—	—
Decreases:
For prior years' tax positions	(20)	(113)	(2)
Statute of limitations expiration	(50)	(4)	(4)
Settlements with taxing authorities	(355)	(7)	(83)
Balance at end of year	$474	$724	$672
Up to $309 million, $344 million and $354 million of the Company's unrecognized tax benefits at October 31, 2025, 2024 and 2023, respectively, would affect its effective tax rate if realized in their respective periods. During the second quarter of fiscal 2025, the Company effectively settled with the U.S. Internal Revenue Service ("IRS") regarding its audit of the Company’s fiscal 2017 through 2019 U.S. federal income tax returns, resulting in a reduction in the Company's unrecognized tax benefits of approximately $340 million; however, the effective settlement did not result in a material impact to the Company’s Consolidated Statement of Earnings and Consolidated Balance Sheet. The resolution of the audit resulted in the release of tax reserves that were predominantly related either to adjustments to foreign tax credits that carried a full valuation allowance or to the timing of intercompany royalty revenue recognition, neither of which affected the Company’s effective tax rate. Additionally, the Company released $47 million of unrecognized tax benefits upon expiration of the applicable statute of limitations related to tax positions acquired from the Merger.
The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Benefit (provision) for taxes in the Consolidated Statements of Earnings. The Company recognized $16 million of interest income, $2 million of interest expense and $25 million of interest income in fiscal 2025, 2024, and 2023, respectively. As of October 31, 2025 and 2024, the Company had accrued $42 million and $58 million, respectively, for interest and penalties in the Consolidated Balance Sheets.
The Company is subject to income tax in the U.S. and approximately 75 other countries and is subject to routine corporate income tax audits in many of these jurisdictions.
The Company engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. The Company is no longer subject to U.S. federal tax audits for years prior to 2020. The IRS is conducting audits of the Company's fiscal 2020 through 2022 U.S. federal income tax returns. Juniper Networks is no longer subject to U.S. federal tax audits for years prior to 2022 and is not currently under examination by the IRS for other tax years. The Company does not expect complete resolution of any IRS audit cycle within the next 12 months. With respect to major state and foreign tax jurisdictions, the Company is no longer subject to tax authority examinations for years prior to 2005. It is reasonably possible that certain foreign tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions and other matters. The Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $6 million within the next 12 months.
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company has not provided for U.S. federal and state income and foreign withholding taxes on $9.5 billion of undistributed earnings and basis differences from non-U.S. operations as of October 31, 2025 because the Company intends to reinvest such earnings indefinitely outside of the U.S. Determination of the amount of unrecognized deferred tax liability related to these earnings and basis differences is not practicable. The Company will remit non-indefinitely reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. state income and foreign withholding taxes have been provided where excess cash has accumulated and the Company determines that it is advantageous for business operations, tax or cash management reasons.
Deferred Income Taxes
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.
The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31,
	2025	2024
	In millions
Deferred tax assets:
Loss and credit carryforwards	$7,225	$5,692
Inventory valuation	185	78
Intercompany prepayments	—	192
Warranty	39	45
Employee and retiree benefits	73	162
Restructuring	13	27
Deferred revenue	1,115	799
Intangible assets	—	251
Capitalized R&D	390	81
Lease liabilities	273	253
Other	245	262
Total deferred tax assets	9,558	7,842
Valuation allowance	(6,202)	(5,204)
Total deferred tax assets net of valuation allowance	3,356	2,638
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(253)	(229)
ROU assets	(259)	(236)
Intangibles	(235)	—
Fixed assets	(130)	(150)
Total deferred tax liabilities	(877)	(615)
Net deferred tax assets and liabilities	$2,479	$2,023
Deferred tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	As of October 31,
	2025	2024
	In millions
Deferred tax assets	$2,952	$2,396
Deferred tax liabilities	(473)	(373)
Deferred tax assets net of deferred tax liabilities	$2,479	$2,023

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Net deferred tax assets increased by $456 million as a result of discrete tax benefits from the release of valuation allowances of $678 million related to certain U.S. foreign tax credits and certain state and non-U.S. attributes, partially offset by discrete tax charges of $117 million related to changes in tax law and a decrease of $107 million as a result of acquired net deferred tax liabilities due to the Merger.
As of October 31, 2025, the Company had $265 million, $2.9 billion and $20.5 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in state and foreign net operating loss carryforwards will begin to expire in 2026; federal net operating losses can carry forward indefinitely. The Company has provided a valuation allowance of $115 million and $3.6 billion for deferred tax assets related to state and foreign net operating losses carryforwards, respectively. As of October 31, 2025, the Company also had $153 million, $115 million, and $6.0 billion of federal, state, and foreign capital loss carryforwards, respectively. Amounts included in federal and state capital loss carryforwards will begin to expire in 2028; foreign capital losses can carry forward indefinitely. The Company has provided a valuation allowance of $28 million, $9 million, and $1.2 billion for deferred tax assets related to federal, state and foreign capital loss carryforwards, respectively.
As of October 31, 2025, the Company had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$805	$(701)	2027
U.S. research and development and other credits	273	—	2029
Tax credits in state and foreign jurisdictions	544	(487)	2028
Balance at end of year	$1,622	$(1,188)
Total valuation allowances increased by $998 million in fiscal 2025, primarily as a result of certain non-U.S. capital loss generation as a result of intercompany transactions, attributes acquired due to the Merger, and changes in U.S. foreign tax credits due to tax return filings, partially offset by the $678 million release of valuation allowances related to certain U.S. foreign tax credits and certain state and non-U.S. attributes.
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
Note 7: Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash

	As of October 31,
	2025	2024
	In millions
Cash and cash equivalents	$5,773	$14,846
Restricted cash	86	259
Total	$5,859	$15,105

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Accounts Receivable, Net

	As of October 31,
	2025	2024
	In millions
Accounts receivable	$4,916	$3,236
Unbilled receivable	396	324
Allowances	(22)	(10)
Total	$5,290	$3,550
The allowance for doubtful accounts related to accounts receivable and changes therein were as follows:

	As of October 31,
	2025	2024	2023
	In millions
Balance at beginning of year	$10	$37	$25
Provision for credit losses	33	41	29
Adjustments to existing allowances, including write offs	(21)	(68)	(17)
Balance at end of year	$22	$10	$37
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The Company recorded an obligation of $59 million, $62 million and $80 million in Notes payable and short-term borrowings in its Consolidated Balance Sheets as of October 31, 2025, 2024 and 2023, respectively, related to the trade receivables sold and collected from the third party for which the revenue recognition was deferred. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in Other accrued liabilities in the Consolidated Balance Sheets.
The activity related to Hewlett Packard Enterprise's revolving short-term financing arrangements was as follows:

	As of October 31,
	2025	2024	2023
	In millions
Balance at beginning of period(1)	$—	$83	$163
Trade receivables sold	3,724	3,098	4,097
Cash receipts	(3,489)	(3,190)	(4,185)
Foreign currency and other	10	9	8
Balance at end of period(1)	$245	$—	$83

(1)Beginning and ending balances represent amounts for trade receivables sold but not yet collected.
Inventory

	As of October 31,
	2025	2024
	In millions
Purchased parts and fabricated assemblies	$4,139	$5,441
Finished goods	2,213	2,369
Total[1]	$6,352	$7,810

(1)Inventory balances are net of reserves of $0.7 billion and $0.5 billion as of October 31, 2025 and October 31, 2024, respectively.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Property, Plant and Equipment, net

	As of October 31,
	2025	2024
	In millions
Land	$309	$66
Internal use software	2,259	1,941
Buildings and leasehold improvements	2,075	1,696
Machinery and equipment, including equipment held for lease	7,987	8,451
Gross property, plant and equipment	12,630	12,154
Accumulated depreciation	(6,628)	(6,490)
Property, plant and equipment, net	$6,002	$5,664
Depreciation expense was $2.2 billion in fiscal 2025 and $2.3 billion in fiscal 2024 and 2023, respectively.
Long-Term Financing Receivables and Other Assets

	As of October 31,
	2025	2024
	In millions
Financing receivables, net	$5,716	$5,583
Deferred tax assets	2,952	2,396
Prepaid pension	2,074	1,555
ROU assets	1,535	1,408
Other	1,540	1,674
Total	$13,817	$12,616
Supplier Financing Arrangements
The Company enters into supplier financing arrangements with external financial institutions. Under these arrangements, suppliers can choose to settle outstanding payment obligations at a discount. The Company holds no economic interest in suppliers' participation, nor does it provide guarantees or pledge assets under these arrangements. Invoices are settled with the financial institutions based on the original supplier payment terms. These arrangements do not alter the Company's rights and obligations towards suppliers, including scheduled payment terms. Liabilities associated with the funded participation in these arrangements, are presented within Accounts payable on the Consolidated Balance Sheets, amounted to $488 million, and $466 million as of October 31, 2025 and October 31, 2024, respectively.
The rollforward of outstanding obligations confirmed as valid under its supplier finance program was as follows:

As of
October 31, 2025
In millions
Balance at beginning of period	$466
Invoices confirmed during the year	1,895
Confirmed invoices paid during the year	(1,873)
Balance at end of period	$488

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Severance Charges
The Company incurs costs related to employee severance and records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. As of October 31, 2025, $204 million and $34 million was recorded in Other accrued liabilities and Other Non-current liabilities, respectively.
The following table presents the activity related to the Company’s severance liability for the period indicated:

As of
October 31, 2025
In millions
Balance at beginning of period	$49
Severance charges	418
Cash paid and other	(229)
Balance at end of period	$238
Government Assistance
The Company receives government assistance in the form of grants and incentives which vary in size, duration, and conditions from various domestic and international governing bodies and related entities which are primarily structured as cash grants and non-income tax incentives. The Company recognizes the impact of the government assistance on the Consolidated Statements of Income upon reaching reasonable assurance that the Company will comply with the conditions of the assistance and that the grant will be received. The Company classifies the impact of government assistance on the Consolidated Statements of Income based on the underlying nature and purpose of the assistance.
During fiscal 2025, government assistance received primarily consisted of credits resulting from investment and actions in research and development areas, HPE recorded a receivable of $149 million in Other current assets and recognized a reduction in Cost of products of $196 million and $29 million in fiscal 2025 and 2024, respectively. Government assistance was not material for fiscal 2023.
Other Accrued Liabilities

	As of October 31,
	2025	2024
	In millions
Sales and marketing programs	$1,039	$1,032
Value-added and property taxes	1,065	922
Customer deposits	616	289
Operating lease liabilities	316	261
Severance and accrued restructuring	234	61
Warranty	138	150
Contract manufacturer liabilities	23	505
Collateral payable	16	90
Other	1,308	1,281
Total	$4,755	$4,591

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Other Non-Current Liabilities

	As of October 31,
	2025	2024
	In millions
Deferred revenue	$4,980	$3,578
Operating lease liabilities	1,396	1,309
Pension, post-retirement, and post-employment	930	859
Deferred tax liabilities	473	373
Taxes on earnings	183	163
Other	791	623
Total	$8,753	$6,905
Warranties
The Company's aggregate product warranty liabilities and changes therein were as follows:

	As of October 31,
	2025	2024	2023
	In millions
Balance at beginning of year	$301	$318	$360
Charges	206	173	184
Adjustments related to pre-existing warranties	(55)	(5)	(18)
Settlements made	(168)	(185)	(208)
Balance at end of year(1)	$284	$301	$318

(1)The Company included the current portion in Other accrued liabilities, and amounts due after one year in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Contract Liabilities and Remaining Performance Obligations
Contract liabilities consist of deferred revenue and customer deposits. A summary of contract liabilities were as follows:

		As of October 31,
		2025	2024
	Location	In millions
Customer deposits	Other accrued liabilities	$616	$289
Customer deposits - non-current	Other non-current liabilities	72	7
Total customer deposits		$688	$296

Deferred revenue	Deferred revenue	$5,358	$3,904
Deferred revenue - non-current	Other non-current liabilities	4,980	3,578
Total deferred revenue		$10,338	$7,482
In fiscal 2025, approximately $3.7 billion of revenue was recognized relating to contract liabilities recorded as of October 31, 2024.
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency. As of October 31, 2025, the aggregate amount of deferred revenue, was $10.3 billion, approximately $2.5 billion was attributable to the Merger. The Company expects to recognize approximately 50% of this balance over fiscal 2026, 23% over fiscal 2027, 14% over fiscal 2028, 7% over fiscal 2029, and 4%

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
over fiscal 2030 and thereafter. The Company receives payments in advance of completion of its contractual obligations, these payments are considered customer deposits. As customer acceptance milestones are met, the Company will recognize revenue and reduce the amount of contract liabilities. As of October 31, 2025, the aggregate amount of customer deposits was $688 million. The Company expects to recognize $616 million over fiscal 2025 and the remaining balance thereafter.
Costs to obtain a Contract
As of October 31, 2025, the current and non-current portions of the capitalized costs to obtain a contract were $109 million and $128 million, respectively. As of October 31, 2024, the current and non-current portions of the capitalized costs to obtain a contract were $88 million and $136 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Consolidated Balance Sheets. In fiscal 2025, 2024, and 2023 the Company amortized $125 million, $106 million, and $94 million, respectively, of the capitalized costs to obtain a contract which are included in Selling, general and administrative expense in the Consolidated Statements of Earnings.
Note 8: Accounting for Leases as a Lessee
Components of lease cost included in the Consolidated Statement of Earnings were as follows:

	For the fiscal years ended October 31,
	2025	2024	2023
	In millions
Operating lease cost	$350	$259	$200
Finance lease cost	3	3	4
Sublease rental income	(40)	(26)	(23)
Total lease cost	$313	$236	$181

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The ROU assets and lease liabilities for operating and finance leases included in the Consolidated Balance Sheets were as follows:

		As of October 31,
	Balance Sheet Classification	2025	2024
		In millions
Operating Leases
ROU Assets	Long-term financing receivables and other assets	$1,535	$1,408
Lease Liabilities:
Operating lease liabilities – current	Other accrued liabilities	316	261
Operating lease liabilities – non-current	Other non-current liabilities	1,396	1,309
Total operating lease liabilities		$1,712	$1,570

Finance Leases
Finance lease ROU Assets:	Property, plant and equipment, net
Gross finance lease ROU assets		$26	$26
Less: Accumulated depreciation		(18)	(16)
Net finance lease ROU assets		$8	$10
Lease Liabilities:
Finance lease liabilities – current	Notes payable and short-term borrowings	$6	$6
Finance lease liabilities – non-current	Long-term debt	25	32
Total finance lease liabilities		$31	$38

Total ROU assets		$1,543	$1,418
Total lease liabilities		$1,743	$1,608
The weighted-average remaining lease term and the weighted-average discount rate for the operating and finance leases were as follows:

	As of October 31,
	2025		2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	6.6	4.5	6.7	5.5
Weighted-average discount rate	4.5%	3.5%	4.4%	3.5%
Supplemental cash flow information related to leases was as follows:

		For the fiscal years ended October 31,
	Cash Flow Statement Activity	2025	2024	2023
		In millions
Cash outflows from operating leases	Net cash used in operating activities	$352	$274	$219
ROU assets obtained in exchange for new operating lease liabilities	Non-cash activities	$109	$627	$251

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following tables shows the future payments on the Company's operating and finance leases:

	As of October 31, 2025
	Operating Leases	Finance Leases
Fiscal year	In millions
2026	$383	$7
2027	355	7
2028	312	8
2029	252	8
2030	196	4
Thereafter	492	—
Total future lease payments	$1,990	$34
Less: imputed interest	(278)	(3)
Total lease liabilities	$1,712	$31
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

	As of October 31,
	2025	2024
	In millions
Minimum lease payments receivable	$10,310	$10,266
Unguaranteed residual value	694	599
Unearned income	(1,264)	(1,218)
Financing receivables, gross	9,740	9,647
Allowance for credit losses	(198)	(194)
Financing receivables, net	9,542	9,453
Less: current portion	(3,826)	(3,870)
Amounts due after one year, net	$5,716	$5,583
As of October 31, 2025, scheduled maturities of the Company's minimum lease payments receivable were as follows:

As of October 31, 2025
Fiscal year	In millions
2026	$4,424
2027	2,827
2028	1,779
2029	879
2030	307
Thereafter	94
Total undiscounted cash flows	$10,310
Present value of lease payments (recognized as finance receivables)	$9,046
Difference between undiscounted cash flows and discounted cash flows	$1,264

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third-party financial institutions. For the fiscal years ended October 31, 2025 and 2024, the Company sold $196 million and $93 million, respectively, of financing receivables.
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
The credit risk profile of gross financing receivables, based on internal risk ratings as of October 31, 2025, presented on amortized cost basis by year of origination was as follows:

	As of October 31, 2025
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2025	$2,245	$1,016	$17
2024	2,160	942	36
2023	1,189	645	47
2022	579	347	26
2021 and prior	213	206	72
Total	$6,386	$3,156	$198
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
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of October 31, 2025, 2024, and 2023, and the respective changes for the twelve months then ended were as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	As of October 31,
	2025	2024	2023
	In millions
Balance at beginning of period	$194	$243	$325
Provision for credit losses	77	50	58
Adjustment to the existing allowance	(1)	(4)	—
Write-offs	(72)	(95)	(140)
Balance at end of period	$198	$194	$243

Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of October 31,
	2025	2024
	In millions
Billed:(1)
Current 1-30 days	$349	$334
Past due 31-60 days	26	29
Past due 61-90 days	13	12
Past due > 90 days	70	79
Unbilled sales-type and direct-financing lease receivables	9,282	9,193
Total gross financing receivables	$9,740	$9,647
Gross financing receivables on non-accrual status(2)	$168	$214
Gross financing receivables 90 days past due and still accruing interest(2)	$114	$82

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
Operating Leases
Operating lease assets included in Property, plant and equipment, net in the Consolidated Balance Sheets were as follows:

	As of October 31,
	2025	2024
	In millions
Equipment leased to customers	$6,123	$6,669
Accumulated depreciation	(2,964)	(3,037)
Total	$3,159	$3,632
As of October 31, 2025, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As of October 31, 2025
Fiscal year	In millions
2026	$1,410
2027	814
2028	325
2029	56
2030	4
Thereafter	—
Total	$2,609
If a lease is classified as an operating lease, the Company records lease revenue on a straight-line basis over the lease term. At commencement of an operating lease, initial direct costs are deferred and are expensed over the lease term on the same basis as the lease revenue is recorded.
The following table presents amounts included in the Consolidated Statements of Earnings related to lessor activity:

		For the fiscal years ended October 31,
	Location	2025	2024	2023
		In millions
Interest income from sales-type leases and direct financing leases	Financing income	$767	$668	$547
Lease income from operating leases	Services	2,156	2,344	2,407
Total lease income		$2,923	$3,012	$2,954
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
The following table presents the assets and liabilities held by the consolidated VIE as of October 31, 2025 and 2024, which are included in the Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors do not have recourse to the assets of the VIE.

	As of October 31,
	2025	2024
Assets held by VIE:	In millions
Other current assets	$73	$189
Financing receivables
Short-term	885	872
Long-term	1,283	1,079
Property, plant and equipment, net	775	1,033
Liabilities held by VIE:
Notes payable and short-term borrowings, net of unamortized debt issuance costs	1,159	1,433
Long-term debt, net of unamortized debt issuance costs	1,287	965

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
For the year ended October 31, 2025, financing receivables and leased equipment transferred via securitization through the SPE were $1.3 billion and $0.4 billion, respectively. For the fiscal year ended October 31, 2024, financing receivables and leased equipment transferred via securitization through the SPE were $1.2 billion and $0.6 billion, respectively.
Note 10: Acquisitions and Dispositions
Acquisitions and Disposition in fiscal 2025
Acquisition of Juniper Networks
On July 2, 2025, the Company completed the Merger. Under the terms of the Merger Agreement, HPE agreed to pay $40.00 per share of Juniper Networks common stock, issued and outstanding as of July 2, 2025, representing cash consideration of approximately $13.4 billion, which was paid through cash on hand, including proceeds and term loan drawdowns from the financings in fiscal 2024, and commercial paper issuances.
Juniper Networks is a leader in AI-native networks, and is included in the results of the Networking segment. The Company acquired Juniper Networks to advance HPE’s portfolio mix shift toward higher-growth solutions and strengthen its networking business.
Purchase Consideration
The following table summarizes the purchase consideration for the Merger:

In millions
Cash paid for outstanding Juniper Networks common stock	$13,386
Consideration for replacement of Juniper Networks equity awards	239
Total purchase consideration	$13,625
In connection with the Merger, each of the outstanding and unvested equity awards of Juniper Networks, which was comprised of restricted stock units, performance stock awards and stock options previously issued to Juniper Networks employees, was converted into HPE equity awards utilizing an exchange ratio of approximately 2.1. The exchange ratio was calculated as purchase consideration per share divided by HPE’s 10-day average stock price prior to July 2, 2025. The acquisition date fair value of the replacement equity awards has been determined using the Hull-White I Lattice model for options, and for restricted stock units by adjusting HPE’s Merger date close price for expected dividends as applicable. The fair value of the replacement awards was $927 million, of which $239 million is included in the Merger consideration.
For fiscal 2025, HPE recorded stock-based compensation expense of $192 million related to these assumed awards.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
A summary of the allocation of the total purchase price for the Merger is presented as follows:

In millions
Cash and cash equivalents	$1,098
Inventory	989
Other current assets	1,803
Goodwill	7,272
Intangible assets	6,219
Other non-current assets	1,690
Total assets acquired	19,071
Other accrued liabilities(1)	2,627
Long-term debt	1,232
Other non-current liabilities	1,587
Total liabilities assumed	5,446
Total purchase consideration	$13,625

(1)Includes the current portion of long-term debt.
This acquisition has been accounted for as a business combination under FASB Topic Accounting Standards Codification 805 using the acquisition method. Tangible and identifiable intangible assets acquired, and liabilities assumed were recorded at the respective estimated fair values. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acceleration of the Company’s portfolio mix shift to higher-margin, higher-growth areas. Goodwill also reflects the expectation that the Merger will position the Company for long-term profitable growth. Goodwill created as a result of the Merger is not deductible for tax purposes.
HPE estimated the fair value of acquired inventory, specifically finished goods, by determining the estimated selling price when completed, less an estimate of costs to be incurred to complete and sell the inventory, and an estimate of a reasonable profit allowance for those manufacturing and selling efforts. The fair value of inventory is recognized in the Company’s results of operations as the inventory is sold. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of inventory include stage of completion, costs to complete, costs to dispose and selling price.
HPE estimated the fair value of acquired property, plant and equipment using a combination of the cost and market approaches. The market approach estimates fair value by analyzing recent actual market transactions for similar assets or liabilities. The cost approach estimates fair value based on the expected cost to replace or reproduce the asset or liability and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence. Some of the more significant estimates and assumptions inherent in these approaches are the values of asset replacement costs, comparable assets and estimated remaining economic lives of the assets.
The purchase price allocation was updated during the fourth quarter of fiscal 2025 for certain measurement period adjustments based on revised estimates of fair value. Purchase price allocation adjustments during the measurement period primarily related to $71 million decrease in inventory, $51 million decrease in property, plant and equipment, $41 million decrease in deferred tax assets, $19 million increase in intangible assets, $86 million decrease in other assets and liabilities resulting in $230 million increase in goodwill. As of October 31, 2025, the purchase price allocation was substantially complete, except for legal and tax contingencies, which may be revised during the measurement period of up to one year from the acquisition date.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Purchased Intangible Assets
The weighted-average useful life for intangible assets acquired was 7 years. The following table presents preliminary details of the purchased intangible assets acquired:

	Weighted-Average Useful Life (in Years)	In millions
Customer contracts, customer lists and distribution agreements	10	$2,420
Developed and core technology and patents	4	2,507
Trade name and trademarks	10	464
Total identified finite-lived intangible assets(1)		5,391
IPR&D	N/A	828
Total intangible assets		$6,219

(1)Amortization expense for fiscal 2025, was $362 million.
The fair values of (i) Developed and core technology and patents, (ii) Trade name and trademarks, and (iii) IPR&D were determined using the relief from royalty method under the income approach. The fair value of Customer contracts, customer lists and distribution agreements was determined using the multi-period excess earnings method under the income approach.
Significant estimates and assumptions were used to determine the fair value of the acquired intangible assets. The relief from royalty method utilizes estimates such as projected future revenues, selected royalty rates, useful lives, and discount rates. The multi-period excess earnings method relies on estimates including projected future revenues, customer attrition rates, profit margins, contributory asset charges, useful lives, and discount rates.
The following table presents the details of IPR&D by category as of the date of the Merger:

	IPR&D	% of Completion	Estimated Costs to Complete	Expected Release Date (Fiscal Year)
	Dollars in millions
Campus & Branch	$28	50%	$13	2026
Data Center	107	29%	35	2026
SASE & Security	4	75%	1	2026
WAN	$689	72%	$51	2027
Long-term Debt
The following table presents long-term debt assumed at closing:

	Maturity Date	Par Value	Fair Value
		In millions
1.200% fixed-rate notes	December 2025	$400	$394
3.750% fixed-rate notes	August 2029	500	486
2.000% fixed-rate notes	December 2030	400	348
5.950% fixed-rate notes	March 2041	$400	$398
Results of Operations and Pro forma Financial Information
The following table presents revenues and net earnings for Juniper Networks since the acquisition date, July 2, 2025 through October 31, 2025:

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In millions
Total revenue	$2,096
Earnings from operations(1)	$419

(1)     This amount does not include certain corporate costs which are managed at the corporate level.
The unaudited pro forma results of operations for HPE as if the Merger had occurred on November 1, 2023 are presented in the table below:

	For the fiscal years ended October 31,
	2025	2024
	In millions
Total revenue	$38,085	$35,201
Net earnings	$108	$1,196
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
Acquisition costs related to the Merger were primarily included within Acquisition, disposition and other charges in the Consolidated Statements of Earnings. For fiscal 2025 and 2024, acquisition costs were $346 million and $130 million, respectively.
Disposition of CTG
On May 23, 2024, HPE announced plans to divest the CTG business to HCLTech. CTG is included in the Communications and Media Solutions business, which is reported in the Corporate Investments and Other segment. This divestiture includes the platform-based software solutions portions of the CTG portfolio, including systems integration, network applications, data intelligence, and the business support systems groups. As of October 31, 2024, assets and liabilities to be sold have been presented in the Consolidated Balance Sheets as assets and liabilities held for sale. On December 1, 2024, the Company completed the disposition of CTG. The Company received net proceeds of $210 million and recognized a gain of $248 million included in Gain on sale of a business in the Consolidated Statements of Earnings.
Acquisitions in fiscal 2024
On August 30, 2024, the Company completed the acquisition of Morpheus Data, a pioneer in software for hybrid cloud management and platform operations. Morpheus Data’s results of operations were included within the Hybrid Cloud segment. The acquisition date fair value consideration of $147 million primarily consisted of cash paid for outstanding common stock. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of 4 years. The purchase price allocations for the Morpheus Data acquisition, described below, reflect various fair value estimates and analysis, including work performed by third-party valuation specialists, of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes, and residual goodwill.
The following table presents the aggregate fair value of the assets acquired and liabilities assumed for the acquisition completed during fiscal 2024:

In millions
Goodwill	$98
Amortizable intangible assets	68
Net liabilities assumed	(19)
Total fair value consideration	$147

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Acquisitions in fiscal 2023
During fiscal 2023, the Company completed five acquisitions. The purchase price allocations for the acquisitions described below reflect various fair values and analysis, including work performed by third-party valuation specialists, of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes, and residual goodwill, which were subject to change within the measurement period.
The pro forma results of operations, revenue and net income subsequent to the acquisition dates have not been presented as they were not material to the Company's consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, was not deductible for tax purposes.
The following table presents the aggregate fair value of the assets acquired and liabilities assumed for the acquisitions completed during fiscal 2023:

In millions
Goodwill	$585
Amortizable intangible assets	209
Net tangible assets assumed	46
Total fair value consideration	$840
On May 2, 2023, the Company completed the acquisition of OpsRamp, an IT operations management company that monitors, observes, automates, and manages IT infrastructure, cloud resources, workloads, and applications for hybrid and multi-cloud environments, including the leading hyperscalers. OpsRamp’s results of operations were included within the Hybrid Cloud segment. The acquisition date fair value consideration of $307 million primarily consisted of cash paid for outstanding common stock. In connection with this acquisition, the Company recorded approximately $217 million of goodwill, and $84 million of intangible assets. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of 5 years.
On March 15, 2023, the Company completed the acquisition of Axis Security, a cloud security provider, enabling the Company to expand its edge-to-cloud security capabilities by offering a unified Secure Access Services Edge solution to meet the increasing demand for integrated networking and security solutions delivered aaS. Axis Security's results of operations were included within the Networking segment. The acquisition date fair value consideration of $412 million primarily consisted of cash paid for outstanding common stock. In connection with this acquisition, the Company recorded approximately $311 million of goodwill, and $71 million of intangible assets. The Company is amortizing the intangible assets on a straight-line basis over an estimated weighted-average useful life of 5 years.
Note 11: Goodwill and Intangible Assets
Goodwill
Goodwill and related changes in the carrying amount by reportable segment were as follows:

	Server	Hybrid Cloud	Networking	Financial Services	Corporate Investments & Other	Total

Balance at October 31, 2024	$10,194	$4,839	$2,909	$144	$—	$18,086
Goodwill from acquisitions	—	—	7,272	—	—	7,272
Impairment of goodwill	—	(1,578)	—	—	—	(1,578)
Changes due to foreign currency	—	—	(10)	—	—	(10)
Balance at October 31, 2025(1)	$10,194	$3,261	$10,171	$144	$—	$23,770

(1)Goodwill is net of accumulated impairment losses of $3.3 billion. Accumulated impairment increased by approximately $1.5 billion from October 31, 2024 due to $1.6 billion of Hybrid Cloud reporting unit impairments, partially offset by a decrease due to the disposition of CTG (the Communications and Media Solutions reporting unit).

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
2025 Interim and Annual Goodwill Impairment Reviews
During fiscal 2025, the Company performed the following goodwill impairment tests, two of which resulted in goodwill impairment:
•Impairment test performed as of November 1, 2024 based on organizational changes impacting the composition of reporting units as of that date did not result in an impairment;
•Interim test performed as of April 30, 2025 due to indicators of potential impairment, resulted in the Hybrid Cloud reporting unit being impaired; and
•Annual impairment test, which was performed as of August 1, 2025, resulted in the Hybrid Cloud reporting unit being impaired.
April 30, 2025 Interim Impairment Test
During the second quarter of fiscal 2025, the macroeconomic environment experienced a rapid deterioration, primarily driven by the announcement and subsequent modifications of international tariffs, an escalation in global trade tensions, and increasing geopolitical uncertainty. These events contributed to significant movement in inputs used to determine the weighted-average cost of capital. As of April 30, 2025, the Company determined that an indicator of potential impairment existed to require an interim quantitative goodwill impairment test for its reporting units.
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
August 1, 2025 Annual Impairment Test
Based on the results of the annual quantitative impairment test performed as of August 1, 2025, the fair value of the Hybrid Cloud reporting unit was below the carrying value assigned to Hybrid Cloud. The decline in the fair value of the Hybrid Cloud reporting unit was primarily driven by a strategic shift away from the Non-IP storage business. The fair value of the Hybrid Cloud reporting unit was based on a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows which HPE considers to be a level 3 unobservable input in the fair value hierarchy.
Prior to the quantitative goodwill impairment test, the Company tested the recoverability of long-lived assets and other assets of the Hybrid Cloud reporting unit and concluded that such assets were not impaired. The quantitative goodwill impairment test indicated that the carrying value of the Hybrid Cloud reporting unit exceeded its fair value by $0.2 billion. As a result, the Company recorded a goodwill impairment charge of $0.2 billion in the fourth quarter of fiscal 2025.
Subsequent to the impairment of the Hybrid Cloud reporting unit, the indicated fair values of the reporting units exceeded their respective carrying amounts by a range of 0% to 240%.
The Hybrid Cloud reporting unit has remaining goodwill of $3.3 billion as of October 31, 2025 and an excess of fair value over carrying value of net assets of 0% as of the annual test date. Hybrid Cloud business is transitioning to a more cloud-native, software-defined platform with HPE Alletra. Translating this growth to revenue and operating income will take time because a greater mix of high margin business, such as ratable software and services, are deferred and recognized in future periods.
The excess of fair value over carrying amount for the Server reporting unit was 11%. The Server reporting unit has a goodwill balance of $10.2 billion as of October 31, 2025. In the current macroeconomic and inflationary environment,

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
customers have invested selectively, resulting in moderate unit growth and competitive pricing in the traditional servers business. While the AI servers business is growing at a faster pace, because graphics processing units represent a large portion of the solutions, the pricing is very competitive and margins are limited. The Server business continues to focus on capturing market share in both traditional and AI servers, while maintaining operating margin and leveraging its strong portfolio of products.
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
2024 Interim and Annual Goodwill Impairment Reviews
As of October 31, 2024, the Company’s reporting units with goodwill were consistent with the reportable segments identified in Note 2, “Segment Information,” to the Consolidated Financial Statements in Item 8 of Part II, with the exception of Server, which contained two reporting units: Compute and High Performance Compute & AI, and Corporate Investments and Other which contained two reporting units: Advisory and Professional Services, and legacy Communications and Media Solutions.
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
2023 Annual Goodwill Impairment Review
The Company’s fiscal 2023 annual impairment test did not result in any impairment charges.
Intangible Assets

	As of October 31, 2025			As of October 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$2,634	$(215)	$2,419	$219	$(70)	$149
Developed and core technology and patents	3,253	(780)	2,473	747	(443)	304
Trade name and trademarks	464	(21)	443	6	(5)	1
Capitalized software development costs	232	(27)	205	56	—	56
IPR&D	828	—	828	—	—	—
Total intangible assets	$7,411	$(1,043)	$6,368	$1,028	$(518)	$510
For fiscal 2025, the increase in gross intangible assets was primarily due to $6.2 billion of acquired intangible assets related to the Merger and $0.2 billion related to capitalized software development costs.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of October 31, 2025, the weighted-average remaining useful lives of the Company's finite-lived intangible assets were as follows:

Weighted-Average Remaining Useful Lives
In years
Customer contracts, customer lists and distribution agreements	9
Developed and core technology and patents	3
Trade name and trademarks	10
Capitalized software development costs	3
As of October 31, 2025, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year	In millions
2026	$1,220
2027	1,093
2028	963
2029	632
2030	279
Thereafter	1,282
Total(1)	$5,469

(1)This table does not include $899 million of software development costs and IPR&D that are not amortizable as they are in-process.
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
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs. For the fiscal years ended October 31, 2025 and 2024, there were no transfers between levels within the fair value hierarchy.

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2025				As of October 31, 2024
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents:
Time deposits	$—	$997	$—	$997	$—	$601	$—	$601
Money market funds	2,741	—	—	2,741	12,639	—	—	12,639
Total cash equivalents	2,741	997	—	3,738	12,639	601	—	13,240
Available-for-sale Debt Investments:
Foreign bonds	—	111	—	111	—	102	1	103
Other debt securities(1)	—	—	46	46	—	—	14	14
Total available-for-sale debt investments	—	111	46	157	—	102	15	117
Equity Investments:
Mutual funds	—	59	—	59	—	—	—	—
Equity securities in public companies	6	—	—	6	—	—	—	—
Equity securities	—	—	—	—	—	—	88	88
Total equity investments	6	59	—	65	—	—	88	88
Derivatives Instruments:
Foreign currency contracts	—	193	—	193	—	299	—	299
Other derivatives	—	2	—	2	—	—	—	—
Total assets	2,747	1,362	46	4,155	12,639	1,002	103	13,744
Liabilities
Derivatives Instruments:
Interest rate contracts	—	51	—	51	—	58	—	58
Foreign currency contracts	—	238	—	238	—	103	—	103
Other derivatives	—	—	—	—	—	2	—	2
Total liabilities	$—	$289	$—	$289	$—	$163	$—	$163

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

Other Fair Value Disclosures
Short-Term and Long-Term Debt: The Company estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of the Company's debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. As of October 31, 2025, the estimated fair value of the Company's short-term and long-term debt was $22.5 billion and the carrying value was $22.4 billion. As of October 31, 2024, the estimated fair value of the Company's short-term and long-term debt was $18.3 billion and the carrying value was $18.2 billion. If measured at fair value in the Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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
Non-Recurring Fair Value Measurements
Equity Investments without Readily Determinable Fair Value: Equity investments are recorded at cost and measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. For fiscal 2025, the Company recorded a realized net loss of $105 million on the sale of these investments. For fiscal 2024, the Company recorded net unrealized gain of $34 million. For fiscal 2023, the Company recorded net unrealized loss of $45 million, which included impairments of $50 million. These amounts are reflected in Interest and other, net in the Consolidated Statements of Earnings. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy. These adjustments are based on observable price changes for certain equity investments without readily determinable fair value. For investments still held as of October 31, 2025, there was no cumulative upward adjustments for observable price changes while the cumulative downward adjustments for observable price changes and impairments was immaterial. Refer to Note 13 “Financial Instruments,” for further information about equity investments.
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
In fiscal 2025, the Company recorded $1.6 billion of impairment charges for the goodwill associated with the Hybrid Cloud reporting unit and the impairment of certain fixed assets. For impairment testing purposes, the fair values of both the reporting unit and the fixed assets were estimated using company‑specific unobservable inputs and would generally be classified within Level 3 of the fair value hierarchy. For more information on the goodwill impairment, see Note 11 “Goodwill and Intangible Assets.”
In fiscal 2023, the Company recorded a net ROU asset impairment charge of $18 million in Transformation costs in the Consolidated Statements of Earnings as the carrying value of certain ROU assets exceeded its fair value. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.

Note 13: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of October 31, 2025			As of October 31, 2024
	Cost	Gross Unrealized Gains/(Losses)	Fair Value	Cost	Gross Unrealized Gains/(Losses)	Fair Value
	In millions
Cash Equivalents
Time deposits	$997	$—	$997	$601	$—	$601
Money market funds	2,741	—	2,741	12,639	—	12,639
Total cash equivalents	3,738	—	3,738	13,240	—	13,240
Available-for-sale Investments
Debt Securities:
Foreign bonds	107	4	111	101	2	103
Other debt securities	44	2	46	8	6	14
Total debt securities	151	6	157	109	8	117
Equity Securities:
Equity securities in public companies	6	—	6	—	—	—
Mutual funds	59	—	59	—	—	—
Total equity securities	65	—	65	—	—	—
Total available-for-sale investments	216	6	222	109	8	117
Total cash equivalents and available-for-sale investments	$3,954	$6	$3,960	$13,349	$8	$13,357
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2025 and 2024, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $406 million, $197 million and $127 million in fiscal 2025, 2024 and 2023, respectively. Time deposits were primarily issued by institutions outside the U.S. as of October 31, 2025 and 2024. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2025
	Amortized Cost	Fair Value
	In millions
Due in one to five years	$37	$37
Due in more than five years	114	120
	$151	$157
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
In fiscal 2025, the Company sold its entire portfolio of non-marketable equity investments valued at $54 million under the fair value option. The carrying amount of those non-marketable equity investments accounted for under the fair value option was $88 million as of October 31, 2024. For fiscal 2025, the Company recorded a net realized loss of $14 million on the sale of these investments. For fiscal 2024 and 2023, the Company recorded a net unrealized loss of $47 million and net unrealized gain of $9 million, respectively on these investments. These amounts are reflected in Interest and other, net in the Consolidated Statements of Earnings.
The carrying amount of those non-marketable equity investments accounted for under the measurement alternative was $61 million and $200 million as of October 31, 2025 and 2024, respectively. For fiscal 2025, the Company recorded a net realized loss of $105 million on the sale of these investments. For fiscal 2024, the Company recorded net unrealized gain of $34 million. For fiscal 2023, the Company recorded net unrealized loss of $45 million, which included impairments of $50 million. These amounts are reflected in Interest and other, net in the Consolidated Statements of Earnings.
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
To further mitigate credit exposure to counterparties, the Company has collateral security agreements, which allows the Company to hold collateral from, or require the Company to post collateral to counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of the Company and its counterparties. If the Company's credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives' net liability position. Conversely, if the counterparty's credit rating falls below a specified credit rating, the Company has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of the Company's derivatives with credit contingent features in a net liability position was $116 million and $23 million at October 31, 2025 and 2024, respectively, most of which were fully collateralized within two business days.
Under the Company's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting the Company that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect the Company's financial position or cash flows as of October 31, 2025 and 2024.
Fair Value Hedges
The Company issues long-term debt in U.S. dollars based on market conditions at the time of financing. The Company may enter into fair value hedges, such as interest rate swaps, to reduce the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar London Interbank Offered Rate (“LIBOR”)-based floating interest rate which was replaced with Secured Overnight Financing Rate (“SOFR”) starting in July of fiscal 2023. The swap transactions generally involve principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, the Company may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if it believes a larger proportion of fixed-rate debt would be beneficial. When investing in fixed-rate instruments, the Company may enter into interest rate swaps that convert the fixed interest payments into variable interest payments and may designate these swaps as fair value hedges.

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
In fiscal 2024, in connection with the Merger and related debt issuances, the Company entered into interest rate locks for an aggregate notional amount of $2.6 billion. These contracts were settled in fiscal 2024 and the Company recognized a loss of $42 million in Accumulated other comprehensive loss.
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

	As of October 31, 2025					As of October 31, 2024
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives Designated as Hedging Instruments
Fair Value Hedges:
Interest rate contracts	$600	$—	$—	$—	$51	$2,500	$—	$—	$58	$—
Cash Flow Hedges:
Foreign currency contracts	7,062	81	29	95	67	7,809	107	59	31	25
Net Investment Hedges:
Foreign currency contracts	2,126	20	24	30	20	1,986	38	44	12	13
Total derivatives designated as hedging instruments	9,788	101	53	125	138	12,295	145	103	101	38
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	7,167	37	2	22	4	5,528	46	5	18	4
Other derivatives	153	2	—	—	—	147	—	—	2	—
Total derivatives not designated as hedging instruments	7,320	39	2	22	4	5,675	46	5	20	4
Total derivatives	$17,108	$140	$55	$147	$142	$17,970	$191	$108	$121	$42
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

	As of October 31, 2025
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$195	$—	$195	$121	$16	(1)	$58
Derivative liabilities	$289	$—	$289	$121	$136	(2)	$32

	As of October 31, 2024
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$299	$—	$299	$138	$90	(1)	$71
Derivative liabilities	$163	$—	$163	$138	$27	(2)	N/A

(1)Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of October 31, 2025, of the $136 million of collateral posted, $120 million was in cash and $16 million was through the re-use of counterparty collateral. As of October 31, 2024, $27 million of collateral posted was entirely through the re-use of counterparty collateral.
The amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of October 31,		As of October 31,
	2025	2024	2025	2024
	In millions		In millions
Notes payable and short-term borrowings	$—	$(2,440)	$—	$58
Long-term debt	$(754)	$—	$(4)	$—
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income (“OCI”) were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the fiscal years ended October 31,
	2025	2024	2023
	In millions
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$(168)	$(73)	$(177)
Interest rate locks	—	(42)	—
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(42)	25	(76)
Total	$(210)	$(90)	$(253)
As of October 31, 2025, the Company expects to reclassify an estimated net accumulated other comprehensive gain of approximately $2 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

Effect of Derivative Instruments on the Consolidated Statements of Earnings
The following table represents the pre-tax effect of derivative instruments on total amounts of income and expense line items presented in the Consolidated Statements of Earnings in which the effects of fair value hedges, cash flow hedges and derivatives not designated as hedging instruments are recorded:

	Gains (Losses) Recognized in Income
	For the fiscal years ended October 31,
	2025		2024		2023
	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net
	In millions
Total net revenue and interest and other, net	$34,296	$(175)	$30,127	$(117)	$29,135	$(104)
Gains (Losses) on Derivatives in Fair Value Hedging Relationships:
Interest Rate Contracts
Hedged items	—	(62)	—	(93)	—	(27)
Derivatives designated as hedging instruments	—	62	—	93	—	27
Gains (Losses) on Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts
Amount of (losses) gains reclassified from accumulated other comprehensive income into income	(33)	(120)	59	(75)	28	(144)
Interest Rate Locks
Amount of losses reclassified from accumulated other comprehensive income into income	—	(3)	—	—	—	—
Gains (Losses) on Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	—	(61)	—	38	—	(97)
Other derivatives	—	3	—	—	—	(8)
Total (losses) gains	$(33)	$(181)	$59	$(37)	$28	$(249)
Note 14: Borrowings
Notes Payable and Short-Term Borrowings
Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of October 31,
	2025		2024
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	Dollars in millions
Current portion of long-term debt(1)	$3,796	4.4%	$3,969	7.6%
Commercial paper	681	2.3%	649	3.7%
Notes payable to banks, lines of credit and other	132	3.1%	124	5.0%
Total notes payable and short-term borrowings	$4,609		$4,742

(1)As of October 31, 2025 and 2024, the Current portion of long-term debt, net of discount and issuance costs, included $1.2 billion and $1.4 billion, respectively, both associated with the asset-backed debt securities issued by the Company.

Long-Term Debt

			As of October 31,
	Issuance Date	Maturity Date	2025	2024
			In millions
Unsecured Senior Notes
4.40% notes issued at discount to par at a price of 99.905%	September 2025	October 2030	$850	$—
4.15% notes issued at discount to par at a price of 99.964%	September 2025	September 2028	850	—
4.05% notes issued at discount to par at a price of 99.949%	September 2025	September 2027	900	—
Floating rate notes issued at par	September 2025	September 2028	300	—
4.45% notes issued at discount to par at a price of 99.996%	September 2024	September 2026	1,250	1,250
4.40% notes issued at discount to par at a price of 99.953%	September 2024	September 2027	1,250	1,250
4.55% notes issued at discount to par at a price of 99.894%	September 2024	October 2029	1,750	1,750
4.85% notes issued at discount to par at a price of 99.908%	September 2024	October 2031	1,250	1,250
5.00% notes issued at discount to par at a price of 99.078%	September 2024	October 2034	2,000	2,000
5.60% notes issued at discount to par at a price of 98.086%	September 2024	October 2054	1,500	1,500
5.25% notes issued at discount to par at a price of 99.887%	June 2023	July 2028	550	550
1.75% notes issued at discount to par at a price of 99.820%	July 2020	April 2026	750	750
4.90% notes issued at discount to par at a price of 99.725%	October 2015	October 2025	—	2,500
6.20% notes issued at discount to par at a price of 99.942%	October 2015	October 2035	750	750
6.35% notes issued at discount to par at a price of 99.932%	October 2015	October 2045	1,500	1,500
1.20% Juniper Global Notes assumed		December 2025	400	—
3.75% Juniper Global Notes assumed		August 2029	500	—
2.00% Juniper Global Notes assumed		September 2030	400	—
5.95% Juniper Global Notes assumed		March 2041	400	—
Asset-Backed Debt Securities
$660 issued in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 4.31%	October 2025	Stated final maturity date of May 2033	660	—
$900 issued in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 4.67%	July 2025	Stated final maturity date of March 2033	812	—
$818 issued in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.59%	June 2024	Stated final maturity date of April 2032	441	700
$796 issued in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.48%	January 2024	Stated final maturity date of November 2031	326	583
$612 issued in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 6.40%	September 2023	Stated final maturity date of July 2031	172	373
$643 issued in five tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.59%	March-April 2023	Stated final maturity date of April 2028	40	257
$651 issued in five tranches at a weighted average price of 99.99% and a weighted average interest rate of 5.55%	October 2022	Stated final maturity date of August 2029	1	191
$747 issued in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 3.68%	May 2022	Stated final maturity date of March 2030	—	148
$1,000 issued in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 1.51%	January 2022	Stated final maturity date of November 2029	—	124
$753 issued in six tranches at a weighted average price of 99.99% and a weighted average interest rate of 0.58%	June 2021	Stated final maturity date of March 2029	—	26
Others
Term Loan at Term Benchmark Rate	July 2025	June 2028	2,000	—
Other, including finance lease obligations, at 1.6%-6.3%, due in calendar years 2025-2030(1)			146	208
Total			21,748	17,660
Unamortized premium/discount, issuance costs and other			(196)	(187)
Less: current portion			(3,796)	(3,969)
Total long-term debt			$17,756	$13,504

(1)Other, including finance lease obligations included $4 million and $14 million as of October 31, 2025 and 2024, respectively, of borrowing- and funding-related activity associated with FS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related finance and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

Interest is payable semi-annually on fixed rate Unsecured Senior Notes, quarterly on floating rate Unsecured Senior Notes and monthly on Asset-Backed Debt Securities and Term Loan.
Interest expense on borrowings recognized in the Consolidated Statements of Earnings was as follows:

		For the fiscal years ended October 31,
	Location	2025	2024	2023
		In millions
Financing interest	Financing cost	$500	$495	$383
Interest expense	Interest and other, net	598	282	326
Total interest expense		$1,098	$777	$709
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
Commercial Paper
Hewlett Packard Enterprise maintains two commercial paper programs, “the Parent Programs”, and a wholly-owned subsidiary maintains a third program. The Parent Program in the U.S. provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.75 billion. The Parent Program outside the U.S. provides for the issuance of commercial paper denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those two programs at any one time cannot exceed the $4.75 billion as authorized by Hewlett Packard Enterprise's Board of Directors. In addition, the Hewlett Packard Enterprise subsidiary's euro Commercial Paper/Certificate of Deposit Program provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $1.0 billion. As of October 31, 2025 and 2024, no borrowings were outstanding under the Parent Programs. As of October 31, 2025 and 2024, $681 million and $649 million, respectively, were outstanding under the subsidiary’s program.
Revolving Credit Facility
In September 2024, the Company terminated its prior senior unsecured revolving credit facility that was entered into in December 2021, and entered into a new senior unsecured revolving credit facility with an aggregate lending commitment of $5.25 billion for a period of five years. The commitment initially comprised of (i) $4.75 billion of commitments available immediately and (ii) $500 million of commitments available from and subject to the closing of the Merger and refinancing of Juniper Networks’ credit agreement in connection with the closing of such acquisition. With the completion of the acquisition and the associated refinancing, the full $5.25 billion commitment under the new facility is now available to the Company. As of October 31, 2025 and 2024, no borrowings were outstanding under this credit facility.
Uncommitted Credit Facility
The Company maintains an uncommitted short-term advance facility with Societe Generale that was entered into in September 2023 with a principal amount of $500 million for a period of 5 years. As of October 31, 2025 and 2024, no borrowings were outstanding under this credit facility.
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
The 364-day loan, which was originally scheduled for full repayment on July 1, 2026, was fully repaid in September 2025.
The three-year loan was subject to quarterly amortization at 1.25%, with the remaining balance due at maturity on June 30, 2028. In October 2025, the Company repaid $1.0 billion against the $3.0 billion previously borrowed under this agreement. On November 21, 2025, the Company amended the three-year delayed-draw term loan agreement that was entered into in September 2024. Under such amendment, the $1.0 billion of prepayment made in October 2025, along with any subsequent prepayments, will be applied toward the remaining scheduled amortization payments due on the loan, either as directed by the Company or, if no direction is provided, in order of maturity. As a result of the amendment, subsequent to October 31, 2025, the $1.0 billion of prepayment has been applied to a portion of the outstanding borrowed amount and all scheduled amortization payments until the maturity of the borrowings, as provided for in the term loan agreement (including the annual amortization payments of $150 million in each of fiscal 2026 and fiscal 2027, which are included in the fiscal 2026 and fiscal 2027 amounts shown in the below table). The remaining total amount of outstanding borrowings is $2.0 billion, which matures in fiscal 2028.
Future Maturities of Borrowings
As of October 31, 2025, aggregate future maturities of the Company's borrowings at face value:

Fiscal Year	In millions
2026	$3,804
2027	3,136
2028	3,778
2029	2,376
2030	404
Thereafter	8,250
Total	$21,748
Note 15: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2025 and changes during fiscal 2025 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized (losses) gains on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$8	$(16)	$(2,342)	$(627)	$(2,977)
Other comprehensive (loss) income before reclassifications	(3)	(168)	177	(44)	(38)
Reclassifications of losses into earnings	1	156	134	—	291
Tax benefit (provision)	—	2	(27)	1	(24)
Balance at end of period	$6	$(26)	$(2,058)	$(670)	$(2,748)

The components of accumulated other comprehensive loss, net of taxes as of October 31, 2024 and changes during fiscal 2024 were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$—	$61	$(2,507)	$(638)	$(3,084)
Other comprehensive income (loss) before reclassifications	8	(115)	34	(23)	(96)
Reclassifications of losses into earnings	—	16	138	32	186
Tax benefit (provision)	—	22	(7)	2	17
Balance at end of period	$8	$(16)	$(2,342)	$(627)	$(2,977)
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2023 and changes during fiscal 2023 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$(1)	$109	$(2,596)	$(610)	$(3,098)
Other comprehensive (loss) income before reclassifications	1	(177)	(99)	(32)	(307)
Reclassifications of (gains) losses into earnings	—	116	147	—	263
Tax (provision) benefit	—	13	41	4	58
Balance at end of period	$—	$61	$(2,507)	$(638)	$(3,084)
7.625% Series C Mandatory Convertible Preferred Stock
In September 2024, the Company issued 30 million shares of 7.625% Series C Mandatory Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), for an aggregate purchase price of $1.5 billion, less issuance costs of $38 million. As of October 31, 2025, 30 million shares of the Preferred Stock were outstanding.
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
If a Fundamental Change, as defined in the Certificate of Designations, occurs on or prior to September 1, 2027, then holders of the Preferred Stock will be entitled to convert all or any portion of their Preferred Stock at the Fundamental Change Conversion Rate, into between 2.2950 shares and 3.1056 shares of common stock, in all cases, subject to customary anti-dilution adjustments described in the Certificate of Designations, for a specified period of time and to also receive an amount to compensate them for unpaid accumulated dividends and any remaining future scheduled dividend payments. The Preferred Stock is not subject to redemption at the Company’s option.
Dividends
The stockholders of HPE common stock are entitled to receive dividends when and as declared by the Board of Directors. The Company’s ability to pay dividends will depend on many factors, such as its financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in its debt, industry practice, legal requirements, regulatory constraints, and other factors that the Board of Directors deems relevant. Furthermore, so long as any share of its Preferred

Stock remains outstanding, no dividend on shares of common stock (or any other class of stock junior to the Preferred Stock) shall be declared or paid unless all accumulated and unpaid dividends for all preceding dividend periods for the Preferred Stock have been declared and paid in full in cash, shares of the Company’s common stock or a combination thereof, or a sufficient sum of cash or number of shares of its common stock has been set apart for the payment of such dividends, on all outstanding shares of the Preferred Stock. Dividends declared were $0.52 per common share in fiscal 2025 and 2024. Dividends declared on the Preferred Stock were $3.81 and $0.83 per share in fiscal 2025 and 2024, respectively.
On December 4, 2025, the Company declared a regular cash dividend of $0.1425 per share on the Company's common stock, payable on January 16, 2026, to the stockholders of record as of the close of business on December 19, 2025.
Dividends on the Preferred Stock will be payable on a cumulative basis when, as and if declared by the Board of Directors, or an authorized committee thereof, at an annual rate of 7.625% on the liquidation of preference of $50.00 per share. The Company may pay declared dividends in cash or, subject to certain limitations, in shares of its common stock or in any combination of cash and shares of its common stock on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2024, and ending on, and including, September 1, 2027. The Company has declared a cash dividend of $0.953125 per share of its 7.625% Series C Mandatory Convertible Preferred Stock, which was paid on December 1, 2025, to holders of record as of the close of business on November 15, 2025.
Share Repurchase Program
On October 13, 2015, the Board of Directors approved a share repurchase program with a $3.0 billion authorization, which was refreshed with additional share repurchase authorizations of $3.0 billion, $5.0 billion, $2.5 billion and $3.0 billion on May 24, 2016, October 16, 2017, February 21, 2018 and October 15, 2025, respectively. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions.
In fiscal 2025, the Company repurchased and settled a total of 9.8 million shares under its share repurchase program through open market repurchases, which included 0.1 million shares that were unsettled open market repurchases as of October 31, 2024. As of October 31, 2025, the Company did not have any unsettled open market repurchases. Shares repurchased during the fiscal 2025 were recorded as a $200 million reduction to stockholders' equity. As of October 31, 2025, the Company had a remaining authorization of approximately $3.6 billion for future share repurchases.
In fiscal 2024, the Company repurchased and settled a total of 7.8 million shares under its share repurchase program through open market repurchases, which included 0.2 million shares that were unsettled open market repurchases as of October 31, 2023. Additionally, the Company had unsettled open market repurchases of 0.1 million shares as of October 31, 2024. Shares repurchased during the fiscal 2024 were recorded as a $0.2 billion reduction to stockholders' equity.
Note 16: Net (Loss) Earnings Per Share
The Company calculates basic net (loss) earnings per share (“EPS”) using net (loss) earnings and the weighted-average number of shares outstanding during the reporting period.

The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the fiscal years ended October 31,
	2025	2024	2023
	In millions, except per share amounts
Numerator:
Net (loss) earnings attributable to common stockholders - Basic	$(59)	$2,554	$2,025
Plus: 7.625% Series C mandatory convertible preferred stock dividends	—	25	—
Net (loss) earnings - Diluted	$(59)	$2,579	$2,025
Denominator:
Weighted-average shares used to compute basic net EPS	1,324	1,309	1,299
Dilutive effect of employee stock plans(1)	—	18	17
Dilutive effect of 7.625% Series C mandatory convertible preferred stock(1)	—	10	—
Weighted-average shares used to compute diluted net EPS	1,324	1,337	1,316
Net EPS:
Basic	$(0.04)	$1.95	$1.56
Diluted	$(0.04)	$1.93	$1.54
Anti-dilutive Share Count(1)(2):
Employee stock plans	62	—	—
7.625% Series C mandatory convertible preferred stock	76	—	—
Total anti-dilutive weighted-average stock	138	—	—

(1)The impact of dilutive effect of employee stock plans is calculated under the treasury stock method, and the impact of dilutive effect of the Preferred Stock is calculated under the if-converted method. The effect of employee stock plans and Preferred Stock is excluded when calculating diluted net loss per share as it would be anti-dilutive.
(2)The Company excludes shares potentially issuable under employee stock plans and Preferred Stock that could dilute basic net EPS in the future from the calculation of diluted net earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 17: Litigation, Contingencies, and Commitments
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the “Separation and Distribution Agreement”) entered into in connection with Hewlett Packard Enterprise’s spin-off from HP Inc. (formerly known as “Hewlett-Packard Company”) (the “Separation”), Hewlett Packard Enterprise and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of October 31, 2025, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

Litigation, Proceedings, and Investigations
DOJ Action on the Proposed Acquisition of Juniper Networks. As previously disclosed, on January 9, 2024, the Company entered into the Merger Agreement with Juniper Networks and Jasmine Acquisition Sub, Inc., providing for the acquisition of Juniper Networks by HPE. On January 30, 2025, the Antitrust Division of the United States Department of Justice (“DOJ”) filed a complaint in the United States District Court for the Northern District of California, seeking to enjoin the closing of the Merger, alleging that the Merger is likely to substantially lessen competition in violation of Section 7 of the Clayton Act. On February 10, 2025, HPE and Juniper Networks filed answers to the DOJ’s complaint, disputing these claims. On June 27, 2025, HPE, Juniper, and the DOJ filed an Asset Preservation and Hold Separate Stipulation and Order (“Stipulation”) and Proposed Final Judgment with the Court. Pursuant to the Stipulation, HPE has agreed to divest its global InstantOn campus and branch business. HPE also has agreed to grant up to two licenses to the Mist AIOps source code, with the licensees determined through an auction process. In exchange, the DOJ agreed to dismiss its action to enjoin the Merger, subject to the Court’s approval of the Proposed Final Judgment under the Antitrust Procedures and Penalties Act (the “Tunney Act”). On June 30, 2025, the Court signed the Stipulation, allowing the Merger to proceed to closing. On October 14, 2025, the Attorneys General of twelve states and the District of Columbia (the “Attorneys General”) filed a motion to intervene in the Court’s Tunney Act process. Following a November 18, 2025 hearing, the Court issued an order granting the Attorneys General’s motion to intervene and set a status conference for December 16, 2025 to determine next steps, including the scope of the Attorneys General’s intervention rights under the Tunney Act. On November 18, 2025, the Attorneys General filed a motion to hold separate, seeking to enjoin further integration and consolidation of HPE and Juniper during the pendency of the Tunney Act proceedings. The hearing on the Attorneys General’s motion to hold separate is set for January 8, 2026.
India Directorate of Revenue Intelligence Proceedings. On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the “DRI”) issued notices to Hewlett-Packard India Sales Private Ltd (“HP India”), a subsidiary of HP Inc., seven HP India employees and one former HP India employee alleging that HP India underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products-related notices affirming duties and penalties against HP India and the named individuals for approximately $386 million (plus interest). On April 20, 2012, the Commissioner issued an order on the spare parts-related notice affirming duties and penalties against HP India and certain of the named individuals for approximately $17 million. HP India filed appeals of the Commissioner’s orders before the Customs Tribunal. The Customs Department filed cross-appeals before the Customs Tribunal. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to return the matter to the Commissioner on procedural grounds. After multiple delays and postponements over the last decade, the Customs Tribunal began hearing the parties’ cross-appeals on April 21, 2025. The hearing on the cross-appeals were completed in June 2025. HPE expects a ruling from the Customs Tribunal by early 2026. Either party may appeal the ruling to the India Supreme Court.
ECT Proceedings. In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos (“ECT”), notified a former subsidiary of HP Inc. in Brazil (“HP Brazil”) that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ECT’s decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case, which was denied. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. In September 2025, the Court of Appeals ruled in favor of HPE’s Civil Appeal, annulling the previously-stayed sanctions that, if enforced, would have barred HPE Brazil from participating in public tenders for five years. HPE has filed a motion to recover legal costs incurred during the appeal. ECT has filed a motion requesting the Court to clarify the merits.
Autonomy-Related Legal Proceedings. In 2015, four Hewlett Packard Enterprise subsidiaries (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems Limited, and Autonomy, Inc., hereinafter the “Claimants”) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain, for breach of their fiduciary duties in causing Autonomy group companies to engage in improper transactions and accounting practices before and in connection with the 2011 acquisition of Autonomy. Trial concluded in January 2020. In May 2022, the court issued its liability judgment, finding that the Claimants had succeeded on substantially all claims against Messrs. Lynch and Hussain, and dismissing a counterclaim filed by Mr. Lynch. In February 2024, the court held a two-week trial on damages. The Claimants sought recovery for $4 billion in losses. In May 2025, Claimants reached an agreement with Mr. Hussain to resolve claims against him. On July 22, 2025, the court issued its ruling on the quantum of damages, finding that the Lynch estate owed £740 million. The court held a hearing during the week of November 17, 2025 addressing a number of matters including costs (including attorneys’ fees), pre-judgment interest, issues relating to the currency in which the judgment should be paid, and the Lynch Estate’s right to appeal discrete issues in the Court’s May 2022 liability judgment and its July 2025 quantum judgment. In total, Claimants are seeking a total of $1.786 billion from Lynch’s Estate. Pursuant to the terms of the 2015 Separation and Distribution Agreement, HP and Hewlett Packard Enterprise will share equally in any recovery.
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
Environmental
The Company's operations and products are or may in the future become subject to various federal, state, local, and foreign laws and regulations concerning the environment, including laws addressing the discharge of pollutants into the air and water; supply chain due diligence; and sustainability, environment, and emissions-related reporting; environmental claims and statements; the management, movement, and disposal of hazardous substances and wastes; the clean-up of contaminated sites; product safety and compliance; the energy consumption of products, services, and operations; and the operational or financial responsibility for recycling, treatment, and disposal of those products. This includes legislation that makes producers of electrical goods, including servers and networking equipment, responsible for repairability requirements or financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products (sometimes referred to as “product take-back legislation”). The Company could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws, including those related to addressing climate change, sustainability, and other environmental related issues, or if its products become non-compliant with such environmental laws. The Company's potential exposure includes impacts on revenue, fines and civil or criminal sanctions, third-party environmental or property damage or personal injury claims or actions, and clean-up costs. The amount and timing of costs to comply with environmental laws are difficult to predict.
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
Unconditional Purchase Obligations
As of October 31, 2025, the Company had unconditional purchase obligations of approximately $3.3 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction, as well as settlements that the Company has reached with third parties, requiring it to pay determined amounts over a specified period of time. These unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty. The Company expects the commitments to total $1,956 million, $414 million, $379 million, $347 million, $111 million, and $87 million for fiscal years 2026, 2027, 2028, 2029, 2030, and thereafter, respectively.

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
The maximum potential future payments under performance guarantees and financing arrangements was $336 million as of October 31, 2025.
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

As of October 31, 2025 and 2024, the Company's receivable and payable balances related to indemnified litigation matters and other contingencies, and income tax-related indemnification covered by these agreements were as follows:

	As of October 31,
	2025	2024
	In millions
Litigation Matters and Other Contingencies
Receivable	$29	$37
Payable	33	47
Income Tax-Related Indemnification(1)
Net indemnification receivable - long-term	$33	$35

(1)The actual amount that the Company may receive or pay could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.
Note 19: Equity Interests
The Company includes investments which are accounted for using the equity method, under Investments in equity interests on the Company's Consolidated Balance Sheets.
Pursuant to the Shareholders' Agreement among the Company’s relevant subsidiaries, Unisplendour International Technology Limited (“UNIS”), and H3C dated as of May 1, 2016, as amended from time to time, and most recently on October 28, 2022, the Company delivered a notice to UNIS on December 30, 2022, to exercise its right to put to UNIS, for cash consideration, all of the H3C shares held by the Company, which represent 49% of the total issued share capital of H3C. On May 26, 2023, the Company’s relevant subsidiaries entered into a Put Share Purchase Agreement with UNIS, whereby UNIS has agreed to purchase all of the H3C shares held by the Company, through its subsidiaries. On May 24, 2024, the Company’s relevant subsidiaries entered into (i) an Amended and Restated Put Share Purchase Agreement with UNIS, whereby its relevant subsidiaries shall sell to UNIS 30% of the total issued share capital of H3C for pre-tax cash consideration of approximately $2.1 billion by August 31, 2024 (the “Sale Transaction”), and (ii) an Agreement on Subsequent Arrangements with UNIS, whereby upon closing of the Sale Transaction, the Company’s relevant subsidiary shall have a put option to sell to UNIS and UNIS shall have a call option to purchase from the Company’s relevant subsidiary 19% of the total issued share capital of H3C for pre-tax cash consideration of approximately $1.4 billion between the 16th month and until the 36th month after the Sale Transaction. The transactions referenced in clauses (i) and (ii) above, taken together, revise the arrangements governing the aforementioned sale of all of the H3C shares held by the Company, through its subsidiaries and are subject to certain grace periods and regulatory approvals. On September 4, 2024, pursuant to the Amended and Restated Put Share Purchase Agreement with UNIS (as described above), the Company received $2.1 billion of pre-tax consideration ($2.0 billion post-tax), in connection with the sale to UNIS of 30% of the total issued share capital of H3C resulting in a gain of $733 million. As of October 31, 2025, the Company's Investments in equity interests was $955 million and primarily related to a 19% equity interest in H3C. As of October 31, 2024, the Company's Investments in equity interests was $929 million and primarily related to a 19% equity interest in H3C.
Pending Divestiture of H3C Shares
On November 17, 2025, our subsidiary, H3C Holdings Limited (“H3C Holdings”), entered into (i) share purchase agreements with five counterparties, including Unisplendour International Technology Limited (“UNIS”), whereby such counterparties, in the aggregate, agreed to purchase 10% of the total issued share capital of H3C Technologies Co., Limited (“H3C”) for cash consideration of approximately $714 million and (ii) a side letter with UNIS, amending the Agreement on Subsequent Arrangements that was previously entered into on May 24, 2024, whereby, among other things, H3C Holdings and UNIS shall retain their put option and call option, respectively, relating to the remaining issued share capital of H3C held by H3C Holdings and have the right to exercise their respective option rights in respect of such shares up to three times, subject to the timing and terms as set forth therein. The agreement referenced in clause (ii) above revises the arrangements governing the sale of all of the remaining issued share capital of H3C held by us through H3C Holdings. On November 28, 2025, H3C Holdings entered into three additional share purchase agreements, including one with UNIS, whereby such counterparties, in the aggregate, agreed to purchase the remaining 9% of the total issued share capital of H3C for cash consideration of approximately $643 million. Such transactions and the transactions referenced in clause (i) remain subject to regulatory approvals.

As of October 31, 2025, there was no difference between the cost of the investment and the underlying equity in the net assets of the investment. As of October 31, 2025 and 2024, the Company determined that no impairment of its equity method investments existed.
Earnings from equity interests
The Company recorded earnings from equity interests of $79 million, $147 million and $245 million in fiscal 2025, 2024 and 2023, respectively, in the Consolidated Statements of Earnings, the components of which are as follows:

	For the fiscal years ended October 31,
	2025	2024	2023
	In millions
Earnings from equity interests, net of taxes	$79	$154	$242
Basis difference amortization	—	(3)	(9)
Adjustment of profit on intra-entity sales	—	(4)	12
Earnings from equity interests	$79	$147	$245
For fiscal 2025 and 2024, the Company received a cash dividend of $29 million and $43 million, respectively, from H3C. These amounts were accounted for as a return on investment and reflected as a reduction in the carrying balance of the Company's Investments in equity interests in its Consolidated Balance Sheets.
The Company also has commercial arrangements with H3C to buy and sell HPE branded servers, storage and networking products and services. For fiscal 2025, 2024 and 2023, HPE recorded approximately $175 million, $256 million and $383 million of sales to H3C and $65 million, $72 million and $125 million of purchases from H3C, respectively. Payables due to H3C as of October 31, 2025 and 2024 were approximately $6 million and $7 million, respectively. Receivables due from H3C as of October 31, 2025 and 2024 were approximately $5 million and $7 million, respectively.

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

ITEM 9B. Other Information.
Trading Plans
During the fiscal quarter ended October 31, 2025, the following trading plans were adopted by our directors or officers, as applicable:

Name & Title	Date of Adoption / Termination	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased/Sold Pursuant to Trading Arrangement	Duration of Plan(2)
Antonio Neri	Adopted September 29, 2025	Rule 10b5-1 Trading Arrangement	Up to 440,889 shares to be sold	December 29, 2025-June 29, 2026
President and Chief Executive Officer
Marie Myers	Adopted September 30, 2025	Rule 10b5-1 Trading Arrangement	Up to 93,583 shares to be sold	January 21, 2026-December 31, 2026
Executive Vice President, Chief Financial Officer
Neil MacDonald	Adopted September 30, 2025	Rule 10b5-1 Trading Arrangement	Up to 293,747 shares to be sold	December 29, 2025-May 29, 2026
Executive Vice President, General Manager, Server
Kirt Karros	Adopted September 24, 2025	Rule 10b5-1 Trading Arrangement	Up to 108,989 shares to be sold	December 15, 2025-March 31, 2026
Senior Vice President, Treasurer, Corporate Development and FP&A

(1)Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended (the “Rule”).
(2)Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions after the indicated duration start date and, in any case, upon expiration of the applicable mandatory cooling-off period under the Rule, and until the earlier of the indicated duration end date or completion of all sales contemplated in the Rule 10b5-1 Trading Arrangement.

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
The following information will be included in Hewlett Packard Enterprise's Proxy Statement related to its 2026 Annual Meeting of Stockholders to be filed within 120 days after Hewlett Packard Enterprise's fiscal year end of October 31, 2025 (the “Proxy Statement”) and is incorporated herein by reference:
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
Hewlett Packard Enterprise Company
Attn: Investor Relations
1701 E. Mossy Oaks Road
Spring, Texas 77389

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.12	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.13	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.14	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.15	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017
2.16	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.17	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.18	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.19	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.20	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.21	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
3.1	Registrant's Restated Certificate of Incorporation	8-K	001-37483	3.2	April 12, 2024
3.2	Registrant's Second Amended and Restated Bylaws effective September 27, 2023	8-K	001-37483	3.1	September 28, 2023
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
3.5	Corrected Certificate of Designations of 7.625% Series C Mandatory Convertible Preferred Stock of Hewlett Packard Enterprise Company	10-K	001-37483	3.8	December 19, 2024
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035 (including the form of 6.200% notes due 2035)	8-K	001-37483	4.7	October 13, 2015
4.3	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045 (including the form of 6.350% notes due 2045)	8-K	001-37483	4.8	October 13, 2015
4.4	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.750% notes due 2026 (including the form of 1.750% notes due 2026)	8-K	001-37483	4.3	July 17, 2020
4.5	Twenty-First Supplemental Indenture, dated as of June 14, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.250% notes due 2028 (including the form of 5.250% notes due 2028)	8-K	001-37483	4.3	June 14, 2023

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.6	Twenty-Second Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.450% notes due 2026 (including the form of 4.450% notes due 2026)	8-K	001-37483	4.2	September 26, 2024
4.7	Twenty-Third Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.400% notes due 2027 (including the form of 4.400% notes due 2027)	8-K	001-37483	4.3	September 26, 2024
4.8	Twenty-Fourth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.550% notes due 2029 (including the form of 4.550% notes due 2029)	8-K	001-37483	4.4	September 26, 2024
4.9	Twenty-Fifth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.850% notes due 2031 (including the form of 4.850% notes due 2031)	8-K	001-37483	4.5	September 26, 2024
4.10	Twenty-Sixth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.000% notes due 2034 (including the form of 5.00% notes due 2034)	8-K	001-37483	4.6	September 26, 2024
4.11	Twenty-Seventh Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.600% notes due 2054 (including the form of 5.600% notes due 2054)	8-K	001-37483	4.7	September 26, 2024
4.12	Twenty-Eighth Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.050% notes due 2027 (including the form of 4.050% notes due 2027)	8-K	001-37483	4.2	September 15, 2025
4.13	Twenty-Ninth Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s floating rate notes due 2028 (including the form of floating rate notes due 2028)	8-K	001-37483	4.3	September 15, 2025
4.14	Thirtieth Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.150% notes due 2028 (including the form of 4.150% notes due 2028)	8-K	001-37483	4.4	September 15, 2025

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.15	Thirty-First Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.400% notes due 2030 (including the form of 4.400% notes due 2030)	8-K	001-37483	4.5	September 15, 2025
4.16	Form of Subordinated Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.17	Form of 7.625% Series C Mandatory Convertible Preferred Stock (included in Exhibit 3.1 to the Registrant’s Form 8-K filed on September 13, 2024, which is incorporated by reference)	8-K	001-37483	3.1	September 13, 2024
4.18	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.18	December 19, 2024
4.19	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	333-288473	4.16	September 4, 2025
4.20	First Supplemental Indenture, dated as of March 3, 2011,between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of note for Juniper Networks, Inc.'s 5.950% senior notes due 2041)	10-Q	333-288473	4.17	September 4, 2025
4.21	Sixth Supplemental Indenture, dated as of August 26, 2019, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of note for Juniper Networks, Inc.'s 3.750% senior notes due 2029)	10-Q	333-288473	4.18	September 4, 2025
4.22	Seventh Supplemental Indenture, dated as of December 10, 2020, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of note for Juniper Networks, Inc.'s 1.200% senior notes due 2025 and 2.000 senior notes due 2030)	10-Q	333-288473	4.19	September 4, 2025
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022
10.4	Amendment No. 2 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 6, 2023
10.5	Amendment No. 3 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 12, 2024
10.6	Amendment No. 4 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 4, 2025
10.7	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.8	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.9	Form of Non-Qualified Stock Option Grant Agreement*	8-K	001-37483	10.4	November 5, 2015
10.10	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.11	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.12	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.13	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)*	10-Q	001-37483	10.29	September 4, 2018
10.14	Amendment No. 1 to the Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (effective as of April 2, 2025)*	8-K	001-37483	10.2	April 4, 2025
10.15	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.16	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.17	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.18	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.19	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.20	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.21	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.22	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.23	2021 Stock Incentive Plan – Form of Performance-Adjusted Restricted Stock Units Grant Agreement*	10-K	001-37483	10.31	December 10, 2021
10.24	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2022)*	10-K	001-37483	10.31	December 8, 2022
10.25	2021 Stock Incentive Plan - Form of Non-Employee Director Restricted Stock Units Grant Agreement (for grants beginning April 2023)*	10-Q	001-37483	10.32	June 2, 2023
10.26	OpsRamp, Inc. 2014 Equity Incentive Plan*	10-Q	001-37483	10.33	June 2, 2023
10.27	Put Share Purchase Agreement, dated May 26, 2023, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.34	June 2, 2023
10.28	2021 Stock Incentive Plan - Form of Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.34	December 22, 2023
10.29	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.35	December 22, 2023
10.30	Amended and Restated Put Share Purchase Agreement, dated May 24, 2024, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.37	September 5, 2024
10.31	Agreement on Subsequent Arrangements, dated May 24, 2024, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.38	September 5, 2024

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.32	Five-Year Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Borrowing Subsidiaries from time to time party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.1	September 12, 2024
10.33	Three-Year Term Loan Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.3	September 12, 2024
10.34
First Amendment to the Three-Year Term Loan Credit Agreement, dated as of November 21, 2025, among Hewlett Packard Enterprise Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.‡

10.35	HPE Offer Letter to Rami Rahim, dated as of January 9, 2024 (certain schedules and exhibits omitted pursuant to Regulation S-K Item 601(a)(5))*	10-Q	333-288473	10.35	September 4, 2025
10.36	Juniper Networks, Inc. 2015 Equity Incentive Plan, as amended and restated*	S-8	333-288473	4.3	July 2, 2025
10.37	128 Technology, Inc. Amended and Restated 2014 Equity Incentive Plan*	S-8	333-288473	4.4	July 2, 2025
10.38	Apstra, Inc. Amended and Restated 2014 Equity Incentive Plan*	S-8	333-288473	4.5	July 2, 2025
10.39	Mist Systems, Inc. 2014 Equity Incentive Plan*	S-8	333-288473	4.6	July 2, 2025
10.40	Juniper Networks, Inc. Deferred Compensation Plan*	S-8	333-288473	4.7	July 2, 2025
10.41	Form of Stock Option Agreement effective as of May 19, 2015*	10-Q	333-288473	10.35	September 4, 2025
10.42	Amended and Restated Juniper Networks, Inc. Form of Restricted Stock Unit Agreement effective as of December 1, 2021*	10-Q	333-288473	10.42	September 4, 2025
10.43	Cooperation Agreement, between Hewlett Packard Enterprise Company, Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., dated July 16, 2025	8-K	001-37483	10.1	July 16, 2025
10.44
Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))‡

10.45
Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Shenzhen Zhaohua Information and Communication Technology Phase I Private Equity Investment Fund Partnership (Limited Partnership) (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))‡

10.46
Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Beijing Xinhua Zhilian Equity Investment Co., Ltd. (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))‡

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.47
Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and China CITIC Financial Asset Management Co., Ltd. (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))‡

10.48
Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Beijing Changshi Zhihua Equity Investment Co., Ltd (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))‡

10.49
Side Letter, dated November 17, 2025, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))‡

10.50
Share Purchase Agreement, dated November 28, 2025, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))‡

10.51
Share Purchase Agreement, dated November 28, 2025, between H3C Holdings Limited and Hefei Huaxin Mingzhu Equity Investment Partnership L.P. (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))‡

10.52
Share Purchase Agreement, dated November 28, 2025, between H3C Holdings Limited and Ningbo Yongning Yinshu Venture Capital Partnership (Limited Partnership) (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))‡

19	Insider Trading Policy	10-K	001-37483	19	December 19, 2024
21	Subsidiaries of Hewlett Packard Enterprise Company‡
23.1	Consent of Independent Registered Public Accounting Firm‡
24	Power of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
97	Hewlett Packard Enterprise Company Dodd-Frank Clawback Policy	10-K	001-37483	97	December 22, 2023
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments)

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

Date:	December 18, 2025	HEWLETT PACKARD ENTERPRISE COMPANY
		By:	/s/ Marie Myers
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

Signature	Title(s)	Date

/s/ Antonio F. Neri	President, Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2025
Antonio F. Neri
/s/ Marie Myers	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 18, 2025
Marie Myers
/s/ Jeremy K. Cox	Senior Vice President, Controller, and Chief Tax Officer (Principal Accounting Officer)	December 18, 2025
Jeremy K. Cox
/s/ Patricia F. Russo	Chair	December 18, 2025
Patricia F. Russo
/s/ Robert M. Calderoni	Director	December 18, 2025
Robert M. Calderoni
/s/ Pamela L. Carter	Director	December 18, 2025
Pamela L. Carter
/s/ Regina E. Dugan	Director	December 18, 2025
Regina E. Dugan
/s/ Frank A. D’Amelio	Director	December 18, 2025
Frank A. D’Amelio
/s/ Jean M. Hobby	Director	December 18, 2025
Jean M. Hobby

/s/ Raymond J. Lane	Director	December 18, 2025
Raymond J. Lane
/s/ Ann M. Livermore	Director	December 18, 2025
Ann M. Livermore
/s/ Bethany J. Mayer	Director	December 18, 2025
Bethany J. Mayer
/s/ Charles H. Noski	Director	December 18, 2025
Charles H. Noski
/s/ Raymond E. Ozzie	Director	December 18, 2025
Raymond E. Ozzie
/s/ Gary M. Reiner	Director	December 18, 2025
Gary M. Reiner